Form 10-K
period 1993-12-31
FIFTH THIRD BANCORP
filed 1994-02-17
CIK 35527

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1993            Commission File Number 0-8076

                               FIFTH THIRD BANCORP
             (Exact name of Registrant as specified in its charter)

             Ohio                                              31-0854434
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

       38 Fountain Square Plaza
           Cincinnati, Ohio                                                45263
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (513) 579-5300

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock Without Par Value
                 4-1/4% Convertible Subordinated Notes due 1998

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes: /X/   No: / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $2,120,474,478 as of February 1, 1994. (NOTE 1)

The number of shares outstanding of the Registrant's Common Stock, without par value, as of February 1, 1994 was 61,479,066 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1993 Annual Report to Stockholders:                            Parts II and IV

Proxy Statement for 1994 Annual Meeting of Stockholders:       Parts III and IV

NOTE 1: In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1993, voting stock owned of record by its directors and principal executive officers, stockholders owning greater than 10% of the voting stock, and voting stock held by Registrant's trust departments in a fiduciary capacity.

                                 Total Pages: 67

                               FIFTH THIRD BANCORP

                          1993 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I
                                                                            PAGE

Item  1.    Business                                                         3

Item  2.    Properties                                                      18

Item  3.    Legal Proceedings                                               19

Item  4.    Submission of Matters to a Vote of Security Holders             19


                                     PART II

Item  5.    Market For Registrant's Common Equity and Related
              Stockholder Matters                                           20

Item  6.    Selected Financial Data                                         20

Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     21

Item  8.    Financial Statements and Supplementary Data                     21

Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      21


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant              21

Item 11.    Executive Compensation                                          21

Item 12.    Security Ownership of Certain Beneficial Owners and Management  21

Item 13.    Certain Relationships and Related Transactions                  21


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                           21

                                     PART I

ITEM 1.  BUSINESS

FIFTH THIRD BANCORP

                                  ORGANIZATION

Registrant was organized in 1974 under the laws of the State of Ohio. It began operations in 1975 upon reorganization of its principal subsidiary The Fifth Third Bank. The executive offices of the Registrant are located in Cincinnati, Ohio. The Registrant is a multi-bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is registered as such with the Board of Governors of the Federal Reserve System. Registrant is also a unitary savings and loan holding company and is registered with the Office of Thrift Supervision. Registrant has thirteen wholly-owned subsidiaries: The Fifth Third Bank; The Fifth Third Bank of Columbus; The Fifth Third Bank of Northwestern Ohio, National Association; The Fifth Third Bank of Southern Ohio; The Fifth Third Bank of Western Ohio, National Association; Fifth Third Community Development Company; Fifth Third Trust Co. & Savings Bank, FSB; Fountain Square Management Co.; Fifth Third Bank of Central Kentucky, Inc.; Fifth Third Bank of Northern Kentucky, Inc.; The Fifth Third Bank of Central Indiana; The Fifth Third Bank of Southeastern Indiana; and Fountain Square Insurance Company. Unless the context otherwise indicates the term "Company" as used herein means the Registrant and the term "Bank" means its wholly-owned subsidiary, The Fifth Third Bank.

As of December 31, 1993, the Company's consolidated total assets were $11,966,000,000 and capital accounts totalled $1,197,646,000.

The Bank has four wholly-owned subsidiaries: Midwest Payment Systems, Inc.; Fifth Third Securities, Inc.; The Fifth Third Company; and The Fifth Third Leasing Company.

                               PRIOR ACQUISITIONS

The Company is the result of mergers and acquisitions over the years involving 25 financial institutions throughout Ohio, Indiana, Kentucky, and Florida. The Company during 1993 made the following acquisitions:

On January 22, 1993, the Company purchased $54 million in deposits from Home Savings of America. The three offices were located in Oxford, Fremont, and Chillicothe Ohio and were acquired by The Bank, The Fifth Third Bank of Northwestern Ohio, National Association and the Fifth Third Bank of Southern Ohio, respectively.

On February 26, 1993, the Company purchased $106 million in deposits of six Cincinnati banking offices of First National Bank of Dayton which were acquired by the Bank.

On October 18, 1993, the Company purchased $131 million in deposits from World Savings and Loan Association. The two branches located in Norwalk and Sandusky, Ohio were acquired by The Fifth Third Bank of Northwestern Ohio, National Association and the three branches located in Piqua and Sidney, Ohio were acquired by The Fifth Third Bank of Western Ohio, National Association.

On December 23, 1993, the Company acquired The TriState Bancorp with consolidated assets of approximately $342 million. TriState's subsidiary, First Financial Savings Association, F.A., which had six branches in Cincinnati, was merged with the Bank.

                                 OTHER OPERATIONS

The Company has other operations conducted through non-bank entities as follows:

Fountain Square Insurance Company, a wholly-owned subsidiary of the Company, was formed for the purpose of engaging in credit life, accident and health insurance underwriting and reinsurance activities.

Fifth Third Community Development Company, a wholly-owned subsidiary of the Company, was formed for the purpose of engaging in development and rehabilitation of real estate, investment in business ventures, and related activities specifically designed to address the needs in housing, employment, and public facilities of low and moderate income persons and communities.

Fountain Square Management Co., a wholly-owned subsidiary of the Company, was formed for the purpose of engaging in real estate management of the Fifth Third Center and other Company owned properties.

Fifth Third Company, a wholly-owned subsidiary of the Bank, owns a 32-story office tower and 5-story office building and parking garage known as the Fifth Third Center and the William S. Rowe Building, respectively. The Company occupies 70% of the buildings and leases the remainder to commercial and retail tenants.

Fifth Third Securities, Inc., a wholly-owned subsidiary of the Bank, is a registered broker-dealer, through which the Company operates its securities brokerage business.

Fifth Third Leasing Company, a wholly-owned subsidiary of the Bank, is engaged in the business of leasing personal property.

Midwest Payment Systems, Inc., a wholly-owned subsidiary of the Bank, engages in providing merchant processing, electronic funds transfers and other data processing services.

THE FIFTH THIRD BANK

                                  ORGANIZATION

The present Bank is the result of mergers and acquisitions over the years involving thirty-one Cincinnati financial institutions, the oldest of which was The Bank of Ohio Valley, organized June 17, 1858. Other major banks involved in the mergers were The Fifth National Bank, The Third National Bank and The Union Trust Company. Sixty-three of the Bank's banking centers are located in Hamilton County, Ohio; with its other banking centers in the following counties:
Butler County - 12; Clermont County - 5; Cuyahoga Co 3; Lake County - 5; Montgomery County - 12; and Warren County - 7.

As of December 31, 1993, the Bank's total assets were $6,875,027,000 including total loans and leases of $4,847,723,000. On that date, total deposits were $4,605,082,000 and capital accounts totalled $518,088,000.

The Bank in 1993 opened 10 new banking centers, purchased or acquired through merger 12 banking centers, transferred 2 banking centers to an affiliate and closed 3 banking centers. The Bank has 34 Bank Marts(R), non-traditional centers located in select grocery stores, which combine location accessibility with extended hours on Saturday and Sunday afternoons. The Bank provides full service banking to individuals, industry and governmental agencies through each of its 118 banking centers.

The Company, through its Affiliates and the Bank, provides a full line of banking services including Retail, Commercial, Trust & Investment, and Data Processing.

                                  RETAIL BANKING

Retail Banking is responsible for operating the 102 banking centers in southwestern Ohio. The Affiliate Division is responsible for the operations of the Company's other nine banks throughout Ohio, Kentucky, Indiana and Florida. The banking centers offer full service banking to individuals, industry and governmental agencies providing customers with easy accessibility to banking services. The Bank operates banking centers which are open seven days a week (which are referred to under the federally registered trademark as "Bank Marts") in select Kroger, FINAST and Marsh Supermarkets and retirement centers, providing the ultimate in convenience for the busy consumer of the '90s. Convenience and personal service, delivered along with a comprehensive package of banking products continue to reinforce the Company's marketing position.

The Bank makes a strong impact on the southwestern Ohio retail banking market through a great variety of services, including personal checking accounts and savings programs, certificates of deposit, money market accounts, individual retirement accounts and Keogh plans.

Consumer Banking includes the Bankcard, Installment Loan, Leasing and Residential Mortgage Loan Departments, services individual as well as corporate customers, offering a broad range of credit programs for all retail customers including credit card banking under the VISA and MasterCard designation, as well as private label cards, installment loans, student loans, and secured and unsecured personal loans. The Residential Mortgage Loan Department provides FHA, VA and conventional as well as adjustable rate mortgage loans to individuals, and is active in originating mortgages for sale in the secondary market.

The Affiliate banks are headquartered in major geographic areas and make a strong impact on the banking market in the region. These banks provide full service banking including consumer lending, commercial lending, and trust and investment services making a major contribution to the Company's strong growth. Twenty-three of the Company's new banking centers were opened or purchased by the Affiliate banks bringing the total to 171 banking centers. The Affiliate banks had a strong year with 1993 net income increasing 24.4 percent over 1992.

The Affiliates Division is also responsible for identifying acquisition candidates and for coordinating the merging of the acquired institutions and branches into the Company. The Company's Annual Report has a full discussion of announced acquisitions expected to occur in 1994.

                                COMMERCIAL BANKING

Commercial Banking experienced solid growth in commercial loan and lease outstandings during 1994 with significant improvement in credit quality. The Company's strong capital base and consistent earnings performance allow flexibility to work with its borrowers. A sound lending philosophy, aggressive calling, cross-selling techniques and a strong focus on customer service allowed Commercial Banking to experience strong growth.

Commercial Banking provides a variety of services to meet the needs of the Bank's corporate customers. Available are all types of commercial loans, including lines of credit, revolving credits, term loans, real estate mortgage loans and other specialized loans including asset-based financing as well as various types of commercial leases. The Company further serves the requirements of large and small industrial and commercial enterprises by providing cash management services including freight payment, payroll programs, merchant banking services, cashiering, lockbox and other automated services.
Relationship banking continues to be the focus, with emphasis on product packages and cross-selling to produce outstanding results.

The Bank through its Financial Institutions Department, serves as correspondent for numerous banks principally located in the four state area of Ohio, Kentucky, Indiana and West Virginia. The Bank offers a wide variety of services to its correspondent banks, including check clearance, loan participation, automated data processing services as well as investment, trust, pension and profit sharing services.

The Bank through the International Department, assists local businesses and customers in carrying out their import-export activities and provides letters of credit, foreign exchange, banker's acceptance financing and other related international banking services.

                           TRUST & INVESTMENT SERVICES

The Trust & Investment Group is customer driven offering a full range of trust and investment services for individuals, corporations and not-for-profit organizations.

The Company offers investment management to all its customers. For those who prefer to choose their own investment options, Fifth Third Securities, Inc., the Bank's brokerage subsidiary, offers full-service brokerage to both institutional and retail customers. For the year ended December 31, 1993, the Trust & Investment Services, primarily within the Bank, had over $38 billion in assets under care, of which approximately $7 billion is under management.

The Personal Trust Department offers a diverse range of investment and financial services, including Investment Management, Private Banking, Tax and Real Estate Services, Trust Services, Estate Planning and a Foundation Office. These services are tailored to suit any individual's needs.

Corporations and non-profit organizations also benefit from the Bank's wide range of services, including Investment Management, Employee Benefits, Corporate Trust, Stock Transfer, Securities Custody, Mutual Funds, Custody and Endowments.

The Bank is the Investment Advisor of the Fountain Square Funds. The Fountain Square Funds is a family of mutual funds consisting of three money market funds and six stock and bond funds. At December 31, 1993 the Fountain Square Funds' assets were approximately $1 billion.

                              DATA PROCESSING

Midwest Payment Systems, Inc. ("MPS") a subsidiary of the Bank, provides computer services and electronic funds transfer services for the Bank as well as for other retail and financial institutions. MPS is one of the nation's leading providers of electronic funds transfer (EFT) services, servicing customers nationwide and a source of substantial fee income. MPS is active in the Point of Sale (POS) business, where it has become a national force in credit card authorization and data capture. MPS is committed to growth as a single-source solution for financial institutions, retail businesses and governmental entities.

MPS offers an online automated teller machine (ATM) network, known as the JEANIE(R) network, and serves as the transaction switch processor for several regional ATM Networks including MONEY(SM) Station of Ohio located principally in Ohio where the JEANIE network members participate, the Kentucky regional ATM Network called the QUEST Network, and a shared ATM Network operating in Chicago, Illinois called CASH(SM) Station. It also provides other electronic banking services to financial institutions throughout the United States and online credit card authorization and data capture for retail merchants at the point of sale.
____________________
(R)  Registered Trademark with U.S. Pat. & T.M. Office
(SM) Service Mark owned by Money Station, Inc.
(SM) Service Mark owned by Cash Station, Inc.

                                     FINANCE

The Finance Group consists of the Treasury and Accounting Groups. The Treasury Group's responsibilities primarily include monitoring and managing the Company's net interest income in response to changes in economic conditions and interest rate movements. The Treasury Group monitors changes in the Company's financial risk exposures and coordinates strategies with various business units, and manages and monitors the Bank's and the Company's money market funding, asset liability management, institutional security dealer sales, investor relations areas, and monitors the affiliate banks' investment portfolios.

COMPETITION

There are hundreds of commercial banks, savings and loans and other financial service providers in Ohio, Kentucky, Indiana and Florida, and adjoining states, thus providing strong competition to the Company's subsidiaries. With respect to correspondent banking, the Bank's area of competition includes most of Kentucky and southern Ohio and parts of Indiana and West Virginia. The Company's subsidiaries compete for deposits with commercial banks, savings and loan associations and other competitors such as brokerage houses and for retail and commercial business with banks in other areas of the country, many of which possess greater financial resources. With respect to the data processing services, the Bank competes with other third party service providers such as Deluxe Data Services, EDS and Electronic Payment Systems.

The earnings of the Company are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits.

REGULATION AND SUPERVISION

The Company, as a bank holding company, is subject to the restrictions of the Bank Holding Company act of 1956, as amended. This Act provides that the acquisition of control of a bank is subject to the prior approval of the Board of Governors of the Federal Reserve System. The Company is required to obtain the prior approval of the Federal Reserve Board before it can acquire control of more than 5% of the voting shares of another bank. The Act does not permit the Federal Reserve Board to approve an acquisition by the Company, or any of its subsidiaries, of any bank located in a state other than Ohio, unless the acquisition is specifically authorized by the law of the state in which such bank is located.

The Bank, as a state member bank, is subject to regulation by the Superintendent of Banks of the State of Ohio, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Company and any other subsidiaries which it now owns or may hereafter acquire are considered affiliates of the Bank as that term is defined in the Securities Act of 1933, as amended.

The Company's other affiliate state banks are primarily subject to the laws of the state in which each is located, the Board of Governors of the Federal Reserve System and/or the Federal Deposit Insurance Corporation. The affiliate banks which are organized under the laws of the United States are primarily subject to regulation by the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

The Company and its banking affiliates are subject to certain restrictions on loans by the Bank, on investments by the Bank in their stock and on its taking such stock and securities as collateral for loans to any borrower. The Company and affiliates of the Bank are also subject to certain restrictions with respect to engaging in the underwriting and public sale and distribution of securities. In addition, any such affiliates of the Bank will be subject to examination at the discretion of supervisory authorities.

The Company as a saving and loan holding company and its savings and loan subsidiary is subject to examination and regulation by the Office of Thrift Supervision.

The Bank Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to ownership of banks and those activities which the Federal Reserve Board has deemed or may in the future find to be so closely related to banking as to be a proper incident thereto.

Those activities presently authorized by the Federal Reserve Board include the following general activities: (1) the making or servicing of loans or other extensions of credit; (2) operating as an industrial bank, Morris Plan Bank, or industrial loan company according to state law without the accepting of demand deposits and without the making of commercial loans; (3) performing the functions and activities of a trust company; (4) acting with certain limitations as investment or financial advisor; (5) leasing personal property and equipment;
(6) the making of equity and debt investments in projects or corporations designated primarily to promote community welfare; (7) providing bookkeeping and data processing services for the internal operations of the bank holding company and its subsidiaries; and providing to others data processing and transmission services and facilities for banking, financial or related economic data; (8) acting as insurance agent or broker under certain circumstances and with respect to certain types of insurance, including underwriter for credit life insurance, credit accident insurance and health insurance which is directly related to extensions of credit by the bank holding company system; (9) providing limited courier services for the internal operations of the holding company, for checks exchanged among banking institutions, and for audit and accounting media of a banking or financial nature used in processing such media; (10) providing management consulting advice to non-affiliate banks under certain limitations;
(11) the retail sale of money orders with a face value of $1,000 or less, of travelers checks and of U.S. Savings Bonds; (12) performing appraisals of real estate; (13) acting as intermediary in arranging financing of commercial or industrial income-producing real estate; (14) providing securities brokerage services, (restricted to buying and selling securities solely as agent for customers), related securities activities and incidental activities; (15) underwriting and dealing in government obligations and money market instruments;
(16) foreign exchange advisory and transactional services; (17) acting as futures commission merchant; (18) providing investment advice on financial futures and options on futures; (19) providing consumer financial counseling;
(20) providing tax planning and preparation; (21) providing check guaranty services; (22) operating a collection agency; and (23) operating a credit bureau. For details and limitations on these activities, reference should be made to Regulation Y of the Federal Reserve Board, as amended. Further, under the 1970 amendment of this Act and the regulations of the Federal Reserve Board, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provisions of any property or service.

EMPLOYEES

As of December 31, 1993, there were no full time employees of the Company. Affiliates of the Company employed 5,294 employees of whom 860 were officers and 1,162 were part-time employees.

STATISTICAL INFORMATION

Pages 10 to 17 contain statistical information on the Company and its subsidiaries.

SECURITIES PORTFOLIO

The securities portfolio as of December 31 for each of the last five years, and the maturity distribution and weighted average yield of securities as of December 31, 1993, are incorporated herein by reference to the securities tables on page 30 of the Company's 1993 Annual Report to Stockholders attached to this filing as Exhibit 13.
The weighted average yields for the securities portfolio are yields to maturity weighted by the par values of the securities. The weighted average yields on securities exempt from income taxes are computed on a taxable equivalent basis. The taxable equivalent yields are net after-tax yields to maturity divided by the complement of the full corporate tax rate (35%).

In order to express yields on a taxable equivalent basis, yields on obligations of states and political subdivisions have been increased as follows:

          Under 1 year                       2.43%
          1 - 5 years                        2.73%
          6 - 10 years                       2.65%
          Over 10 years                      3.09%
          Total securities                   2.64%

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," effective December 31, 1993. This Statement requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity are reported at amortized cost, with those available for sale and trading reported at fair value with unrealized gains and losses included in stockholders' equity or income, respectively. Refer to pages 19 and 20 in the Company's 1993 Annual Report to Stockholders for a summary of the investment portfolio classifications at December 31, 1993.

The investment portfolio has increased in size during the past year due in part to the securitization and transfer to securities of $291,586,000 in residential mortgage loans. The investment portfolio is comprised largely of fixed and variable rate mortgage-backed securities. These AAA rated securities are backed by first mortgages on single-family homes predominately underwritten to the standards of and guaranteed by the government sponsored agencies of GNMA, FNMA and FHLMC. They differ from traditional debt securities primarily in that they have uncertain maturity dates, and are priced based on estimated prepayment rates on the underlying mortgages.

The estimated average life of the portfolio is three years and six months, which is very short by industry standards and minimizes our exposure to the risk of rising interest rates. The Company holds no securities which would be classified as high risk under the new FFIEC guidelines on mortgage-backed securities.

The Company had sales of securities available for sale of approximately $230 million during 1993. This activity resulted in $6.5 million in realized securities gains, less than 2.2% of income before income taxes, and represented 12.2% of total security gains, realized and unrealized, as of December 31, 1993.

AVERAGE BALANCE SHEETS

The average balance sheets are incorporated herein by reference to Table 1 on pages 26 and 27 of the Company's 1993 Annual Report to Stockholders attached to this filing as Exhibit 13.

ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 26 through 28 of the Company's 1993 Annual Report to Stockholders attached to this filing as Exhibit 13.

Types of Loans and Leases
- -------------------------
A summary of loans and leases by major category as of December 31 follows ($000's):
                                          1993          1992        1991         1990         1989
                                         ------        ------      ------       ------       ------
Commercial, financial and
  agricultural loans                    $2,679,611    2,485,310    2,206,176    2,266,553    2,236,707
Real estate - construction loans           322,910      308,781      281,021      244,435      274,169
Real estate - mortgage loans             2,792,464    2,431,072    1,506,224    1,253,954    1,088,204
Consumer loans                           2,000,459    1,631,496    1,440,219    1,414,088    1,257,839
Lease financing                          1,170,231      737,186      478,125      429,231      425,794
                                        ----------   ----------   ----------   ----------   ----------
Loans and leases, gross                  8,965,675    7,593,845    5,911,765    5,608,261    5,282,713
Unearned income                           (154,636)    (118,986)    (105,153)    (111,271)    (118,873)
Reserve for credit losses                 (135,097)    (114,751)     (90,324)     (85,025)     (79,956)
                                        ----------   ----------   ----------   ----------   ----------
Loans and leases, net                   $8,675,942    7,360,108    5,716,288    5,411,965    5,083,884
                                        ==========   ==========   ==========   ==========   ==========

Maturities and Sensitivity of Loans to Changes in Interest Rates
- -------------------------------------------------------------------
The remaining maturities of the loan portfolio distributed to reflect expected cash flows
(excluding residential mortgage and consumer loans) at December 31, 1993, and the sensitivity of loans to interest rate changes for loans due after one year is as follows ($000's):
                                       Commercial,
                                        Financial
                                           and      Real Estate  Real Estate
                                      Agricultural Construction  Commercial
                                          Loans         Loans       Loans        Total
                                      ------------ ------------ ------------ ------------
Due in one year or less                 $1,560,221      102,873       75,695    1,738,789
Due after one year through five years      887,389      151,343      316,142    1,354,874
Due after five years                       232,001       68,694      242,658      543,353
                                        ----------   ----------     --------   ----------
    Total                               $2,679,611      322,910      634,495    3,637,016
                                        ==========   ==========     ========   ==========
Loans due after one year
 Predetermined interest rate              $600,918      218,539      428,442    1,247,899
                                        ==========   ==========     ========   ==========
 Floating or adjustable interest rate     $518,472        1,498      130,358      650,328
                                        ==========   ==========     ========   ==========

Risk Elements
- -------------
Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated.  It is the Company's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due.  Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection.  The following table presents data concerning loans and leases at risk at December 31, 1993 and previous years ($000's):
                                             1993         1992         1991         1990         1989
                                            ------       ------       ------       ------       ------
Nonaccrual loans and leases                $15,709       29,273       65,253       70,115       31,811

Loans and leases contractually
  past due ninety days or more as
  to interest, principal or rental
  payments                                   9,696       21,382       26,898       23,908       17,025

Loans and leases renegotiated to
  provide a reduction or deferral of
  interest, principal or rental payments
  because of the financial position
  deterioration of the borrower                377          402          793        6,248        2,832

Loans and leases now current
  where there are serious doubts
  as to the ability of the
  borrower to comply with present
  repayment terms                           35,992       35,097       32,819       36,690       29,003

For calendar year 1993, interest income of $368,000 was recorded on nonaccrual and renegotiated loans and leases.  Additional interest income of $1,169,000 would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.

Summary of Credit Loss Experience
- ------------------------------------
A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off is as follows
($000's):
                                          1993          1992        1991         1990         1989
                                         ------        ------      ------       ------       ------
Loans and leases outstanding at
 December 31                            $8,811,039    7,474,859    5,806,612    5,496,990    5,163,840
                                        ===========  ===========  ===========  ===========  ===========
Average loans and leases outstanding    $8,186,873    6,616,396    5,659,608    5,250,014    4,805,763
                                        ===========  ===========  ===========  ===========  ===========
Reserve for credit losses, January 1      $114,751       90,324       85,025       79,956       67,412
                                          ---------    ---------    ---------    ---------    ---------
Losses charged off:
  Commercial, financial and
   agricultural loans                      (12,113)     (24,156)     (22,380)     (13,021)      (9,523)
  Real estate - construction loans              --           --           --       (1,724)          --
  Real estate - mortgage loans              (6,451)      (5,700)      (8,153)      (4,303)      (2,346)
  Consumer loans                           (15,571)     (21,474)     (25,024)     (20,833)     (17,908)
  Lease financing                           (1,850)      (1,910)      (2,556)      (2,339)      (3,063)
                                          ---------    ---------    ---------    ---------    ---------
      Total losses                         (35,985)     (53,240)     (58,113)     (42,220)     (32,840)
                                          ---------    ---------    ---------    ---------    ---------
Recoveries of losses previously
 charged off:
  Commercial, financial and
   agricultural loans                        2,103        1,109        1,580        1,995        1,894
  Real estate - construction loans              --           --           --           --           --
  Real estate - mortgage loans                 449          372          280          139          305
  Consumer loans                             6,532        6,574        4,972        4,054        4,495
  Lease financing                              638          499          538        1,222        1,049
                                          ---------    ---------    ---------    ---------    ---------
      Total recoveries                       9,722        8,554        7,370        7,410        7,743
                                          ---------    ---------    ---------    ---------    ---------
Net losses charged off:
  Commercial, financial and
   agricultural loans                      (10,010)     (23,047)     (20,800)     (11,026)      (7,629)
  Real estate - construction loans              --           --           --       (1,724)          --
  Real estate - mortgage loans              (6,002)      (5,328)      (7,873)      (4,164)      (2,041)
  Consumer loans                            (9,039)     (14,900)     (20,052)     (16,779)     (13,413)
  Lease financing                           (1,212)      (1,411)      (2,018)      (1,117)      (2,014)
                                          ---------    ---------    ---------    ---------    ---------
      Total net losses charged off         (26,263)     (44,686)     (50,743)     (34,810)     (25,097)
                                          ---------    ---------    ---------    ---------    ---------
Reserve of acquired banks                    2,122        3,798          298           --        1,173
                                          ---------    ---------    ---------    ---------    ---------
Provision charged to operations             44,487       65,315       55,744       39,879       36,468
                                          ---------    ---------    ---------    ---------    ---------
Reserve for credit losses, December 31    $135,097      114,751       90,324       85,025       79,956
                                          =========    =========    =========    =========    =========

Summary of Credit Loss Experience, continued
- --------------------------------------------
                                          1993          1992        1991         1990         1989
                                         ------        ------      ------       ------       ------
Reserve for credit losses,
 December 31:
  Commercial, financial and
   agricultural loans                      $68,825       65,285       48,383       53,377       54,811
  Real estate - construction loans           6,442        6,096           --        5,198        2,000
  Real estate - mortgage loans              18,136       12,194       15,358        4,257        3,698
  Consumer loans                            32,271       25,715       22,232       17,534       15,987
  Lease financing                            9,423        5,461        4,351        4,659        3,460
                                          ---------    ---------    ---------    ---------    ---------
     Total reserve for
      credit losses                       $135,097      114,751       90,324       85,025       79,956
                                          =========    =========    =========    =========    =========

The distribution of loans and leases by type, the ratio of net charge-offs to average loans and leases outstanding and the ratio of the reserve for credit losses to loans and leases outstanding is as follows:
                                             1993         1992         1991         1990         1989
                                            ------       ------       ------       ------       ------
Percentage of loans and leases to total
 loans and leases at December 31
   Commercial, financial and
    agricultural loans                        29.9 %       32.7         37.3         40.4         42.3
   Real estate - construction loans            3.6          4.1          4.8          4.4          5.2
   Real estate - mortgage loans               31.1         32.0         25.5         22.3         20.6
   Consumer loans                             22.3         21.5         24.4         25.2         23.8
   Lease financing                            13.1          9.7          8.0          7.7          8.1
                                            ------       ------       ------       ------       ------
      Total                                  100.0 %      100.0        100.0        100.0        100.0
                                            ------       ------       ------       ------       ------
Ratio of net charge-offs during year to
 average loans and leases outstanding during
 year
   Commercial, financial and
    agricultural loans                        0.38 %       0.98         0.92         0.51         0.37
   Real estate - construction loans             --           --           --         0.70           --
   Real estate - mortgage loans               0.23         0.27         0.57         0.36         0.21
   Consumer loans                             0.50         0.98         1.45         1.28         1.13
   Lease financing                            0.15         0.29         0.54         0.32         0.62
      Weighted Average Ratio                  0.32         0.68         0.90         0.66         0.52

Ratio of reserve for credit losses to loans
 and leases outstanding at December 31        1.53 %       1.54         1.56         1.55         1.55


Reserve for Credit Losses
- -------------------------

The reserve for credit losses is established through charges to operations by a provision for credit losses. Loans and leases which are determined to be uncollectible are charged against the reserve and any subsequent recoveries are credited to the reserve. The amount charged to operations is based on several factors. These include the following:

1. Analytical reviews of the credit loss experience in relationship to outstanding loans and leases to determine an adequate reserve for credit losses required for loans and leases at risk.
2. A continuing review of problem or at risk loans and leases and the overall portfolio quality.
3. Regular examinations and appraisals of the loan and lease portfolio conducted by the Bank's examination staff and the banking supervisory authorities.
4. Management's judgement with respect to the current and expected economic conditions and their impact on the existing loan and lease portfolio.

The amount provided for credit losses exceeded actual net charge-offs by $18,224,000 in 1993, $20,629,000 in 1992 and $5,001,000 in 1991.

Management reviews the reserve on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the reserve at December 31, 1993 of $135,097,000 is adequate.



Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over
- ------------------------------------------------------------------------------
  at December 31, 1993 ($000's)
  -----------------------------

Under 3 months                                     $174,719

3 to 6 months                                        70,717

7 to 12 months                                       45,625

Over 12 months                                       14,469
                                                   --------
  Total certificates - $100,000 and over           $305,530
                                                   ========

Note:  Foreign office deposits are denominated in amounts greater than $100,000.

Purchase of Deposits
- --------------------

On January 22, 1993, the Company purchased $54 million of deposits as well as the facilities of three Home Savings of America offices in Oxford, Chillicothe and Fremont, Ohio. On February 26, 1993, the Company purchased $106 million in deposits and the facilities of six First National Bank of Dayton locations in Cincinnati. On October 18, 1993, the Company purchased $131 million in deposits and the facilities of five World Savings and Loan Association branches in western and northwestern Ohio.

Funds Borrowed
- --------------

Funds borrowed is comprised of various short-term sources of funds. A summary of the average outstanding, maximum month-end balance and weighted average interest rate for the years ended December 31 follows ($000's):

                                        1993        1992        1991
                                        ----        ----        ----

Average outstanding                  $1,275,568   1,173,253     766,860

Maximum month-end balance            $1,602,217   1,436,203   1,042,566

Weighted average interest rate             3.00%       3.47        5.59


Return on Equity and Assets
- ---------------------------

The following table presents certain operating ratios:

                                           1993        1992        1991
                                          ------      ------      ------
Return on assets (A)                       1.80%       1.74        1.68

Return on equity (B)                       18.2%       17.3        16.6

Dividend payout ratio (C)                  31.8%       33.0        33.7

Equity to assets ratio (D)                 9.92%      10.07       10.11
- -----------------------------------------
(A)  net income divided by average assets
(B)  net income divided by average equity
(C)  dividends declared per share divided by fully diluted net income per share
(D)  average equity divided by average assets

ITEM 2.  PROPERTIES

The Company's executive offices and the main office of the Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio. On August 17, 1983, these facilities, located in a 32-story office tower and a 5-story office building and parking garage known as the Fifth Third Center and the William S. Rowe Building, respectively, were purchased by a subsidiary of the Bank, as a 65% partner in a partnership with two other partners. The Bank's subsidiary has acquired the interest of the other two partners and now owns 100% of the Fifth Third Center and the William S. Rowe Building.

The Bank operates 118 banking centers, of which 53 are owned and 65 are leased. These leases have various expiration dates to the year 2013. Properties owned by the Bank are free from mortgages and encumbrances.

The Company has nine other affiliate banks, four located in Ohio, two in Kentucky, two in Indiana, and one in Florida. The affiliate banks operate 171 banking centers, of which 99 are owned and 72 are leased.

                                   OHIO BANKS

The Fifth Third Bank of Columbus opened 7 new banking centers, 3 of which were Bank Marts. The Fifth Third Bank of Columbus, with its main office in the Fifth Third Center, Columbus, Ohio, now has 35 locations.

The Fifth Third Bank of Northwestern Ohio, National Association, opened 1 new banking center and purchased 3 banking centers. The Fifth Third Bank of Northwestern Ohio, National Association, with its main office located in Toledo, Ohio, now has 49 locations.

The Fifth Third Bank of Western Ohio, National Association, purchased 3 banking centers (2 of which were later closed), and closed 1 banking center. The Fifth Third Bank of Western Ohio, National Association, with its main office located in Piqua, Ohio, now has 28 locations.

The Fifth Third Bank of Southern Ohio purchased 1 banking center, and had 2 banking centers transferred from the Bank. The Fifth Third Bank of Southern Ohio, with its main office located in Hillsboro, Ohio, now has 13 locations.

                                 KENTUCKY BANKS

Fifth Third Bank of Northern Kentucky, Inc., opened 3 new banking centers. The Fifth Third Bank of Northern Kentucky, with its main office located in Covington, Kentucky, now has 18 locations.

Fifth Third Bank of Central Kentucky, Inc., opened 2 new banking centers. The Fifth Third Bank of Central Kentucky, Inc., with its main office in Lexington, Kentucky, now has 6 locations.

                                  INDIANA BANKS

The Fifth Third Bank of Central Indiana opened 4 new banking centers, 2 of which were Bank Marts. The Fifth Bank of Central Indiana, with its main office in Indianapolis, Indiana, now has 15 locations.

The Fifth Third Bank of Southeastern Indiana did not open or close any banking centers in 1993. The Fifth Third Bank of Southeastern Indiana, with its main office located in Greensburg, Indiana, has 6 locations.

                              FLORIDA SAVINGS BANK

Fifth Third Trust Co. & Savings Bank, FSB, relocated its banking center to a new full-service location in 1993. The Fifth Third Trust Co. & Savings Bank, FSB, has its main office and banking center located in Naples, Florida.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                               EXECUTIVE OFFICERS

The names, ages and positions of the Executive Officers of the Company as of January 31, 1994 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

                              CURRENT POSITION and
Name and Age                  Business Experience During Past 5 Years

George A. Schaefer, Jr., 48   PRESIDENT AND CEO.  President and Chief
                              Executive Officer of the Company and the Bank since January, 1991. Previously, Mr.
                              Schaefer was President and COO of the
                              Company and Bank since April, 1989.
                              Formerly, Mr. Schaefer had been Executive
                              Vice President of the Company and the Bank.

George W. Landry, 53          EXECUTIVE VICE PRESIDENT.  Executive Vice
                              President of the Company and Bank since
                              November, 1989. Previously, Mr. Landry was
                              Group Vice President of the Bank.

Stephen J. Schrantz, 45       EXECUTIVE VICE PRESIDENT.  Executive Vice
                              President of the Company and Bank since
                              November, 1989. Previously, Mr. Schrantz was Senior Vice President of the Bank.

Michael D. Baker, 43          SENIOR VICE PRESIDENT.  Senior Vice
                              President of the Company since March, 1993, and of the Bank since July, 1987.

P. Michael Brumm, 46          SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                              OFFICER.  CFO of the Company and Bank since
                              June, 1990, and Senior Vice President of the Bank.

Robert P. Niehaus, 47         SENIOR VICE PRESIDENT.  Senior Vice
                              President of the Company since March 1993, and Senior Vice President of the Bank.
                              Previously, Mr. Niehaus was Vice President of the Company.

Michael K. Keating, 38        SENIOR VICE PRESIDENT, GENERAL COUNSEL AND
                              SECRETARY.  Senior Vice President and
                              General Counsel of the Company since March,
                              1993 and Senior Vice President and Counsel of the Bank since November, 1989, and Secretary of the Company and the Bank since
                              January, 1994.  Previously, Mr. Keating was
                              Vice President, Counsel and Assistant
                              Secretary of the Bank and Counsel of the Company. Mr. Keating is a son of Mr.
                              William J. Keating, Director.

Neal E. Arnold, 33            TREASURER.  Treasurer of the Company and
                              the Bank since October, 1990 and Senior
                              Vice President of the Bank since April,
                              1993.  Previously, Mr.  Arnold was Vice
                              President of the Bank since October, 1990.
                              Previously, Mr. Arnold was CFO and Senior
                              Vice President with First National Bank of
                              Grand Forks, North Dakota.

Gerald L. Wissel, 37          AUDITOR.  Auditor of the Company and the
                              Bank since March 1990 and Senior Vice
                              President of the Bank since November 1991.
                              Previously, Mr. Wissel was Vice President of the Bank since March 1990. Mr. Wissel was formerly with Deloitte and Touche, independent public accountants.

Roger W. Dean, 31             CONTROLLER.  Controller of the Company and
                              Vice President of the Bank since June,
                              1993.  Previously, Mr. Dean was with
                              Deloitte & Touche, independent public
                              accountants.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Page 1 of Registrant's 1993 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 35 of Registrant's 1993 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 26 through 34 of Registrant's 1993 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to pages 15 through 25 and page 35 of Registrant's 1993 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning Directors is incorporated herein by reference under the caption "ELECTION OF DIRECTORS" of the Registrant's 1994 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" of the Registrant's 1994 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS, AND EXECUTIVE COMPENSATION" of the Registrant's 1994 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" of the Registrant's 1994 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  Documents Filed as Part of the Report                  PAGE

    1.  Index to Financial Statements

        Consolidated Statements of Income for the
        Years Ended December 31, 1993, 1992 and 1991         *

        Consolidated Balance Sheets, December 31, 1993
        and 1992                                             *

        Consolidated Statements of Changes in
        Stockholders' Equity for the Years Ended
        December 31, 1993, 1992 and 1991                     *

        Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1993, 1992 and 1991         *

        Notes to Consolidated Financial Statements           *

    * Incorporated by reference to pages 15 through 25 of Registrant's 1993 Annual Report to Stockholders attached to this filing as Exhibit 13.

    2.  Financial Statement Schedules

        The schedules for Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

    3.  Exhibits

        EXHIBIT
           NO.

        3-      Amended Articles of Incorporation and Code of Regulations **

        10(a)- Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors ***

        10(b)-  Fifth Third Bancorp 1990 Stock Option Plan ****

        10(c)-  Fifth Third Bancorp 1987 Stock Option Plan *****

        10(d)-  Fifth Third Bancorp 1982 Stock Option Plan ******

        10(e)- Fifth Third Bancorp Stock Option Plan for Employees of The Fifth Third Bank of Miami Valley, National Association
                *******

        10(f)- Fifth Third Bancorp Stock Option Plan for Employees of The Fifth Third Bank of Eastern Indiana ********

        10(g)- Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee *********


        10(h)- Fifth Third Bancorp Amended and Restated Stock Option Plan for Employees and Directors of The TriState Bancorp
                **********

        10(i)-  Fifth Third Bancorp 1993 Discount Stock Purchase Plan
                ***********

        11- Computation of Consolidated Net Income Per Share for the Years Ended December 31, 1993, 1992, 1991, 1990 and 1989

        13-     Fifth Third Bancorp 1993 Annual Report to Stockholders

        21-     Fifth Third Bancorp Subsidiaries

        23-     Independent Auditors' Consent

b)  Reports on Form 8-K

    NONE.
____________________

** Incorporated by reference to Registrant's Registration Statement, Exhibits 3.1 and 3.2, on Form S-4, Registration No. 33-19965 which is effective.

*** Incorporated in this Form 10-K Annual Report by reference to Form 10-K filed for fiscal year ended December 31, 1985.

**** Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-34075, which is effective.

***** Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-13252, which is effective.

****** Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 2-98550, which is effective.

******* Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-20888, which is effective.

******** Incorporated by reference to Registrant's filing with the Securities and Exchange Commission on November 18, 1992 a Form 8-K Current Report as an exhibit to a Registration Statement on Form S-8, Registration No. 33-30690, which is effective.

*********      Incorporated by reference to Registrant's filing with the
               Securities and Exchange Commission on November 18, 1992 a
               Form 8-K Current Report dated November 16, 1992 and as
               Exhibit 4.1 to a Registration Statement on Form S-3,
               Registration No. 33-54134, which is effective.

**********     Incorporated by reference to Registrant's filing with the
               Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-
               51679, which is effective.

***********    Incorporated by reference to Registrant's filing with the
               Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-
               60474, which is effective.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)

/s/George A. Schaefer, Jr.                                     February 15, 1994
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 15, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/P. Michael Brumm                     /s/Roger W. Dean
P. Michael Brumm                        Roger W. Dean
Senior Vice President and CFO           Controller
(Chief Financial Officer)               (Principal Accounting Officer)

/s/John F. Barrett   /s/Richard T. Farmer   /s/Robert B. Morgan
John F. Barrett      Richard T. Farmer      Robert B. Morgan
Director             Director               Director

                     /s/John D. Geary       /s/Michael H. Norris
J. Kenneth Blackwell John D. Geary          Michael H. Norris
Director             Director               Director


Milton C. Boesel, Jr.Ivan W. Gorr           Brian H. Rowe
Director             Director               Director

/s/Clement L. Buenger/s/Joseph H. Head, Jr. /s/George A. Schaefer, Jr.
Clement L. Buenger   Joseph H. Head, Jr.    George A. Schaefer, Jr.
Director             Director               Director

/s/Nolan W. Carson   /s/Joan R. Herschede   /s/John J. Schiff, Jr.
Nolan W. Carson      Joan R. Herschede      John J. Schiff, Jr.
Director             Director               Director

/s/Thomas L. Dahl    /s/William G. Kagler
Thomas L. Dahl       William G. Kagler      Stephen Stranahan
Director             Director               Director

/s/Gerald V. Dirvin  /s/William J. Keating  /s/Dennis J. Sullivan, Jr.
Gerald V. Dirvin     William J. Keating     Dennis J. Sullivan, Jr.
Director             Director               Director

                     /s/James D. Kiggen     /s/Dudley S. Taft
Thomas B. Donnell    James D. Kiggen        Dudley S. Taft
Director             Director               Director