Form 10-Q
period 1994-03-31
FIFTH THIRD BANCORP
filed 1994-05-09
CIK 35527

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended March 31, 1994
                  Commission File Number 0-8076

                       FIFTH THIRD BANCORP
      (Exact name of Registrant as specified in its charter)

          Ohio                               31-0854434
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)       Identification Number)


     Fifth Third Center
     Cincinnati, Ohio                             45263
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  (513)579-5300

          Indicate by check mark whether the Registrant
          (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X         NO

The number of shares outstanding of the Registrant's Common Stock, without par value, as of March 31, 1994 was 61,511,656 shares.

                       FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
     March 31, 1994 and 1993 and December 31, 1993            3-4

     Consolidated Statements of Income -
     Three Months Ended March 31, 1994 and 1993                 5

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1994 and 1993               6-7

     Consolidated Statements of Changes in Stockholders'
     Equity - Three Months Ended March 31, 1994 and 1993        8

     Notes to Consolidated Financial Statements              9-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    10-12

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders 12

  Item 5.  Other Information                                   13

  Item 6.  Exhibits                                            13

Fifth Third Bancorp and Subsidiaries  Mar. 31,    Dec. 31,    Mar. 31,
Consolidated Balance Sheets             1994        1993        1993
($000's)                            (unaudited)             (unaudited)
                                    ----------- ----------- -----------
ASSETS
Cash and Due from Banks           $     556,299     580,936     432,292
Securities Available for Sale (a)     1,102,933     815,986     633,159
Securities Held to Maturity (b)       1,532,583   1,487,322   1,446,884
Other Short-Term Investments              3,704       2,773       1,298
Loans and Leases
  Commercial Loans                    2,852,380   2,679,611   2,576,010
  Construction Loans                    311,723     322,910     304,066
  Commercial Mortgage Loans             651,139     634,495     522,908
  Residential Mortgage Loans          2,070,097   2,157,969   1,919,285
  Consumer Loans                      2,049,112   2,000,459   1,679,039
  Commercial Lease Financing            385,566     350,306     293,805
  Consumer Lease Financing              863,996     819,925     542,390
  Unearned Income                      (166,417)   (154,636)   (125,135)
  Reserve for Credit Losses            (139,256)   (135,097)   (119,071)
                                    ----------- ----------- -----------
Total Loans and Leases                8,878,340   8,675,942   7,593,297
Bank Premises and Equipment             157,913     156,051     123,024
Accrued Income Receivable                84,238      92,825      77,281
Other Assets                            187,341     154,165     188,436
                                    ----------- ----------- -----------
Total Assets                      $  12,503,351  11,966,000  10,495,671
                                    =========== =========== ===========
LIABILITIES
Deposits
  Demand                          $   1,416,687   1,462,712   1,271,857
  Interest Checking                   1,342,549   1,365,462   1,159,723
  Savings                               622,307     609,533     539,256
  Money Market                        1,497,335   1,460,271   1,430,989
  Other Time                          3,208,162   3,255,347   2,917,358
  Certificates - $100,000 and Over      279,461     305,530     372,207
  Foreign Office                        257,088     169,643     192,541
                                    ----------- ----------- -----------
Total Deposits                        8,623,589   8,628,498   7,883,931
Federal Funds Borrowed                1,488,900   1,031,564     400,966
Other Short-Term Borrowings             610,911     570,653     668,429
Accrued Taxes, Interest and Expenses    198,208     172,884     186,776
Other Liabilities                        84,253      81,891      64,700
Long-Term Debt                          140,242     140,119     111,822
Convertible Subordinated Notes          142,887     142,745     142,309
                                    ----------- ----------- -----------
Total Liabilities                    11,288,990  10,768,354   9,458,933
                                    ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock (c)                        136,556     136,313     132,968
Capital Surplus                         245,460     243,377     202,686
Retained Earnings                       843,914     805,726     701,084
Unrealized Gains (Losses) on
 Securities Available for Sale          (11,569)     12,230          --
                                    ----------- ----------- -----------
Total Stockholders' Equity            1,214,361   1,197,646   1,036,738
Total Liabilities and               ----------- ----------- -----------
   Stockholders' Equity           $  12,503,351  11,966,000  10,495,671
                                    =========== =========== ===========
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Balance Sheets
(Continued)


(a) Amortized cost: Mar. 31, 1994 - $1,120,731,000 and Dec. 31, 1993 -
      $797,170,000.  Market value at Mar. 31, 1993 - $668,000,000.

(b) Securities Held to Maturity market values:  Mar. 31, 1994 -
      $1,521,903,000, Dec. 31, 1993 - $1,515,255,000 and
      Mar. 31, 1993 - $1,477,400,000.

(c) Stated value $2.22 per share; authorized 100,000,000; outstanding Mar. 31, 1994 - 61,511,656, Dec. 31, 1993 - 61,402,257 and
      Mar. 31, 1993 - 59,895,641.

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries            Three Months Ended
Consolidated Statements of Income (unaudited)       March 31,
($000's)                                     ----------- -----------
                                                 1994        1993
INTEREST INCOME                              ----------- -----------
Interest and Fees on Loans and Leases           $158,145     145,887
Interest on Securities
  Taxable                                         31,515      27,969
  Exempt from Income Taxes                         3,465       2,777
                                             ----------- -----------
Total Interest on Securities                      34,980      30,746
Interest on Other Short-Term Investments             101          70
                                             ----------- -----------
Total Interest Income                            193,226     176,703
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                                5,597       6,761
  Savings                                          3,007       3,418
  Money Market                                     7,791       9,367
  Other Time                                      37,433      34,709
  Certificates - $100,000 and Over                 3,367       4,057
  Foreign Office                                   2,648       1,567
                                             ----------- -----------
Total Interest on Deposits                        59,843      59,879
Interest on Federal Funds Borrowed                 8,826       2,390
Interest on Other Short-Term Borrowings            3,468       5,466
Interest on Long-Term Debt and Notes               3,238       3,209
                                             ----------- -----------
Total Interest Expense                            75,375      70,944
                                             ----------- -----------
NET INTEREST INCOME                              117,851     105,759
Provision for Credit Losses                        8,796      12,595
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  109,055      93,164
OTHER OPERATING INCOME
Trust Income                                      14,043      13,360
Service Charges on Deposits                       13,811      13,047
Data Processing Income                            13,855      11,629
Other Service Charges and Fees                    17,754      15,264
Securities Gains                                     299       1,354
                                             ----------- -----------
Total Other Operating Income                      59,762      54,654
OPERATING EXPENSES
Salaries and Wages                                32,206      28,461
Employee Benefits                                  9,290       9,501
Equipment Expenses                                 3,779       3,430
Net Occupancy Expenses                             5,878       5,405
Other Operating Expenses                          35,294      33,723
                                             ----------- -----------
Total Operating Expenses                          86,447      80,520
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                        82,370      67,298
Applicable Income Taxes                           27,574      22,661
                                             ----------- -----------
NET INCOME                                       $54,796      44,637
                                             =========== ===========
NET INCOME PER SHARE                             $   .89         .75
AVERAGE SHARES OUTSTANDING (000's)                61,485      59,858
CASH DIVIDENDS DECLARED PER SHARE                $   .27         .24
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,  ($000's)
                                                          1994      1993
- - -------------------------------------------------------------------------
Operating Activities
- - -------------------------------------------------------------------------
Net Income                                             $54,796    44,637
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Provision for Credit Losses                          8,796    12,595
    Depreciation, Amortization and Accretion            11,125    10,491
    Provision for Deferred Income Taxes                  3,684     1,051
    Realized Securities Gains                             (551)   (1,354)
    Realized Securities Losses                             252        --
    Proceeds from Sales of Residential Mortgage
      Loans Held for Sale                              243,530   220,557
    Gains from Sales of Residential Mortgage
      Loans Held for Sale                               (3,755)   (4,791)
    Net Increase in Residential Mortgage Loans
      Held for Sale                                   (153,125) (282,764)
    Decrease (Increase) in Accrued Income Receivable     8,587    (1,281)
    Increase in Other Assets                           (38,627)  (31,678)
    Increase in Accrued Taxes, Interest and Expenses    34,455    78,654
    Increase (Decrease) in Other Liabilities             2,333   (20,977)
- - -------------------------------------------------------------------------
Net Cash Provided by Operating Activities              171,500    25,140
- - -------------------------------------------------------------------------
Investing Activities
Proceeds from Sales of Securities Available
    for Sale                                           122,559    28,784
Proceeds from Calls, Paydowns and Maturities of
    Securities Available for Sale                      138,908        --
Purchases of Securities Available for Sale            (540,146)       --
Proceeds from Sales of Securities Held to Maturity      62,487        --
Proceeds from Calls, Paydowns and Maturities of
    Securities Held to Maturity                        128,716   198,241
Purchases of Securities Held to Maturity              (270,952) (348,260)
Net Increase in Other Short-Term Investments              (931)     (508)
Net Increase in Loans and Leases                      (309,899) (206,701)
Purchases of Bank Premises and Equipment                (5,606)   (3,585)
Proceeds from Disposal of Bank Premises
    and Equipment                                          295       494
Net Cash Paid in Purchase of Subsidiary                     --    (5,768)
- - -------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (674,569) (337,303)
- - -------------------------------------------------------------------------

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,  ($000's)
(Continued)                                               1994      1993
- - -------------------------------------------------------------------------
Financing Activities
Net Increase (Decrease) in Deposits                     (4,909)  192,072
Purchases of Deposits                                       --   159,913
Net Increase (Decrease) in Federal Funds Borrowed      457,336   (65,923)
Net Increase (Decrease) in Other
    Short-Term Borrowings                               40,258   (94,473)
Repayment of Long-Term Debt                                 --       (33)
Payment of Cash Dividends                              (16,579)  (14,360)
Exercise of Stock Options                                2,326     1,311
- - -------------------------------------------------------------------------
Net Cash Provided by Financing Activities              478,432   178,507
- - -------------------------------------------------------------------------
Decrease in Cash and Due from Banks                    (24,637) (133,656)
Cash and Due from Banks at Beginning of Period         580,936   565,948
- - -------------------------------------------------------------------------
Cash and Due from Banks at End of Period              $556,299   432,292
=========================================================================
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Changes
In Stockholders' Equity (unaudited)
For the Three Months Ended March 31  ($000's)
                                                   1994        1993
                                               ----------- -----------
Balance at January 1                         $   1,197,646   1,005,165
Net Income                                          54,796      44,637
Cash Dividends Declared (1994 - $.27 Per
  Share and 1993 - $.24 Per Share)                 (16,608)    (14,375)
Stock Options Exercised,
  Including Treasury Shares Issued                   2,326       1,311
Change in Unrealized Gains/Losses on
  Securities Available for Sale                    (23,799)         --
                                               ----------- -----------
Balance at March 31                          $   1,214,361   1,036,738
                                               =========== ===========

See Notes to Consolidated Financial Statements

                   FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial information as of December 31, 1993 has been derived from the audited consolidated financial statements of the Registrant.

2. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1994 and 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

3. The results of operations and cash flows for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

4.   The Registrant adopted Statement of Financial Accounting Standards
     (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993. Unrealized gains and losses on securities available for sale are included in stockholders' equity net of the related income tax effect. Realized securities gains or losses are shown separately as other operating income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

5. The Registrant adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. This Statement requires the recognition of certain postemployment benefits over the employees' service period or when the payment of the benefits is probable and can be reasonably estimated. The effect of adopting SFAS No. 112 was not material to the Consolidated Financial Statements.

6. SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994 and, although not yet quantified, the effect on the Consolidated Financial Statements of the Registrant is not expected to be material.

7. To manage interest rate risk during the first quarter of 1994, the Registrant sold $62,280,000 of GNMA Adjustable Rate Mortgage-backed
     (ARM) securities, which were classified as held to maturity at December 31, 1993, at an immaterial gain. As a result of this sale, the Registrant no longer holds any amount of this sector of securities, nor are future purchases expected.

8. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $75,609,000, $174,314,000 and $96,778,000 at March 31, 1994, December 31, 1993
     and March 31, 1993, respectively.

9. In the first three months of 1994, the Registrant paid $69,112,000 in interest and no Federal income taxes. In the first three months of 1993, the Registrant paid $64,198,000 in interest and $2,000,000 in Federal income taxes. In the first three months of 1994 and 1993, the Registrant had noncash investing activities consisting of the securitization of $12,055,000 and $28,268,000 of residential mortgage loans, respectively.

10. In January 1994, the Registrant entered into a merger agreement with The Cumberland Federal Bancorporation, Inc., a savings and loan holding company with approximately $1.1 billion in assets. This transaction is expected to be completed during the third quarter of 1994.

11. Certain prior year's data has been reclassified to conform to current presentation.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements which are a part of this filing.

RESULTS OF OPERATIONS

The Registrant's net income was $54,796,000 for the first quarter of 1994, compared to $44,637,000 for the same period in 1993. First quarter earnings per share were $.89, an 18.7% increase over last year's $.75.

Total assets were approximately $12.5 billion at quarter end, compared to 1993's first quarter-end assets of $10.5 billion. For the first quarter of 1994, return on average equity was 18.3% and return on average assets was 1.83%.

The Registrant's net interest income on a fully taxable equivalent basis for the first quarter of 1994 was $123.3 million, an 11.6% increase over the $110.5 million realized in the same period of 1993. This increase resulted from a 19.2% increase in average interest earning assets and a decrease of 30 basis points in the net interest margin.

The provision for credit losses was $8.8 million in the first quarter of 1994 and $12.6 million in the first quarter of 1993. The reserve for credit losses as a percent of loans and leases outstanding was 1.54% at March 31, 1994 and March 31, 1993. Under-performing assets (including loans and leases ninety days past due) as a percent of total loans, leases and other real estate owned were .35% at March 31, 1994 and .60% at March 31, 1993.

Total other operating income, excluding securities gains, increased to $59.5 million during the first quarter of 1994, an 11.6% increase over the first quarter of 1993. This growth was led by a 19.1% increase in data processing income compared to the same period in 1993. Other service charges and fees increased 16.3% over 1993, primarily due to a 22.3% increase in consumer loan fees and a 15.5% increase in commercial loan and commitment fees. Fifth Third Securities, Inc. service income for prior quarters has been reclassified to trust income from other service charges and fees to conform to current period presentation.

Residential mortgage loan closings totalled approximately $285 million for the first quarter. As a result of this continuing volume, the Registrant sold or securitized approximately $252 million in residential mortgage loans held for sale during the quarter. The loans sold were 15- and 30-year fixed rate mortgages, and the strategy is to continue to minimize interest rate risk, maximize liquidity and maintain a strong capital position.

Total securities gains for the first quarter were $299,000 or $194,000 after-tax. Total securities gains for the same period of 1993 were $1,354,000 or $893,000 after-tax.

Total operating expenses increased 7.4% during the first quarter over the similar period of 1993. Salaries, wages and employee benefits increased 9.3% over 1993. The number of full-time equivalent employees increased 9.6% (or 439) to 5,007 at March 31, 1994. Equipment and net occupancy expenses increased 9.3% over 1993, and other operating expenses increased 4.7% over 1993. The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 47.2% for the first quarter 1994, as compared with 48.8% for the first quarter of 1993.

MATERIAL CHANGES IN FINANCIAL CONDITION

The material changes that have occurred in the Registrant's financial condition during 1994 are as follows ($000's):

                                  Mar. 31,  Dec. 31,
                                   1994       1993       $ +/-    % +/-
                                ----------  ---------   --------  -----
Securities Available for Sale  $ 1,102,933    815,986    286,947   35.2
Loans and Leases                 9,017,596  8,811,039    206,557    2.3
Federal Funds Borrowed           1,488,900  1,031,564    457,336   44.3

The growth in securities available for sale and loans and leases has been funded primarily through federal funds borrowed.

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of short-term marketable securities, maturing loans and federal funds loaned and selected securitizable loan assets. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits.

At March 31, 1994, stockholders' equity was $1.2 billion, compared to $1.0 billion at March 31, 1993, an increase of $177.6 million, or 17.1%. Stockholders' equity as a percentage of total assets as of March 31, 1994 was 9.7%. At March 31, 1994, the Registrant had a Tier 1 risk-based capital ratio of 11.4%, a total risk-based capital ratio of 13.5% and a leverage ratio of 9.7%. At March 31, 1993, the Registrant had a Tier 1 risk-based capital ratio of 11.1%, total risk-based capital ratio of 13.7% and a leverage ratio of 9.6%.


                      PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 1994, the Registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders adopted all the proposals stated in the Proxy Statement dated February 10, 1994, which is incorporated herein by reference. The proposals voted on and approved by the stockholders are as follows:

1. The election of eight (8) Class II Directors to serve until the Annual Meeting of Stockholders in 1997.

2. Approval of the appointment of the firm of Deloitte & Touche to serve as independent auditors for the Company for the year 1994 by a vote of 53,161,655 for, 493,995 against and 58,645 abstaining.

ITEM 5.  OTHER INFORMATION

Stephen Stranahan retired from the Board of Directors effective as of the end of his term on March 15, 1994 and J. Kenneth Blackwell resigned from the Board of Directors in February, 1994 due to his appointment as Treasurer of the State of Ohio.


ITEM 6.  EXHIBITS

1. Proxy Statement dated February 10, 1994 relating to the Annual Meeting of Stockholders on March 15, 1994, was previously filed and is incorporated in this Form 10-Q by reference.

2. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three Months Ended March 31, 1994 and 1993.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Fifth Third Bancorp
                                   Registrant

                                   /s/ P. Michael Brumm
Date:  May 5, 1994                 P. Michael Brumm,
                                   Senior Vice President and CFO