Form 10-Q
period 1994-06-30
FIFTH THIRD BANCORP
filed 1994-08-02
CIK 35527

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended June 30, 1994
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

                              YES /X/        NO / /

The number of shares outstanding of the Registrant's Common Stock, without par value, as of June 30, 1994 was 61,802,948 shares.

                       FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
     June 30, 1994 and 1993 and December 31, 1993               3

     Consolidated Statements of Income -
     Three Months Ended June 30, 1994 and 1993                  5

     Consolidated Statements of Income -
     Six Months Ended June 30, 1994 and 1993                    6

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1994 and 1993                    7

     Consolidated Statements of Changes in Stockholders'
     Equity - Six Months Ended June 30, 1994 and 1993           9

     Notes to Consolidated Financial Statements             10-11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11-13

Part II.  Other Information

  Item 6.  Exhibits                                            13

Fifth Third Bancorp and Subsidiaries  June 30,    Dec. 31,    June 30,
Consolidated Balance Sheets             1994        1993        1993
($000's)                            (unaudited)             (unaudited)
ASSETS                              ----------- ----------- -----------
Cash and Due from Banks           $     557,581     580,936     511,664
Securities Available for Sale (a)     1,040,322     815,986     534,463
Securities Held to Maturity (b)       1,548,023   1,487,322   1,313,672
Other Short-Term Investments             23,503       2,773       2,771
Loans and Leases
  Commercial Loans                    2,858,601   2,679,611   2,705,108
  Construction Loans                    303,397     322,910     303,682
  Commercial Mortgage Loans             668,790     634,495     544,346
  Residential Mortgage Loans          2,100,656   2,157,969   2,087,041
  Consumer Loans                      2,186,956   2,000,459   1,825,478
  Commercial Lease Financing            423,922     350,306     312,842
  Consumer Lease Financing              922,382     819,925     652,733
  Unearned Income                      (173,688)   (154,636)   (138,064)
  Reserve for Credit Losses            (143,574)   (135,097)   (127,651)
                                    ----------- ----------- -----------
Total Loans and Leases                9,147,442   8,675,942   8,165,515
Bank Premises and Equipment             164,668     156,051     124,997
Accrued Income Receivable                90,107      92,825      77,281
Other Assets                            178,596     154,165     188,436
                                    ----------- ----------- -----------
Total Assets                      $  12,750,242  11,966,000  10,918,799
                                    =========== =========== ===========
LIABILITIES
Deposits
  Demand                          $   1,463,071   1,462,712   1,404,913
  Interest Checking                   1,322,564   1,365,462   1,207,534
  Savings                               611,414     609,533     559,410
  Money Market                        1,583,520   1,460,271   1,400,312
  Other Time                          3,525,459   3,255,347   2,910,975
  Certificates - $100,000 and Over      245,758     305,530     344,203
  Foreign Office                        342,355     169,643     327,796
                                    ----------- ----------- -----------
Total Deposits                        9,094,141   8,628,498   8,155,143
Federal Funds Borrowed                  500,769   1,031,564     494,109
Short-Term Bank Notes                   745,000          --          --
Other Short-Term Borrowings             606,040     570,653     687,906
Accrued Taxes, Interest and Expenses    185,618     172,884     188,432
Other Liabilities                        95,803      81,891     107,438
Long-Term Debt                          140,355     140,119     111,862
Convertible Subordinated Notes          143,028     142,745     142,456
                                    ----------- ----------- -----------
Total Liabilities                    11,510,754  10,768,354   9,887,346
                                    ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock (c)                        137,203     136,313     133,127
Capital Surplus                         249,892     243,377     203,860
Retained Earnings                       882,134     805,726     734,600
Unrealized Gains/(Losses)               (29,741)     12,230          --
                                    ----------- ----------- -----------
Total Stockholders' Equity            1,239,488   1,197,646   1,071,587
Total Liabilities and               ----------- ----------- -----------
   Stockholders' Equity           $  12,750,242  11,966,000  10,958,933
                                    =========== =========== ===========
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Balance Sheets
(Continued)


(a) Amortized cost: June 30, 1994 - $1,086,077,000 and Dec. 31, 1993 -
      $797,170,000.  Market value at June 30, 1993 - $560,151,000.

(b) Securities Held to Maturity market values:  June 30, 1994 -
      $1,517,442,000, Dec. 31, 1993 - $1,515,255,000 and
      June 30, 1993 - $1,341,976,000.

(c) Stated value $2.22 per share; authorized 100,000,000; outstanding June 30, 1994 - 61,802,948, Dec. 31, 1993 - 61,402,257 and
      June 30, 1993 - 59,967,028.

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries            Three Months Ended
Consolidated Statements of Income (unaudited)        June 30,
($000's)                                     ----------- -----------
                                                 1994        1993
INTEREST INCOME                              ----------- -----------
Interest and Fees on Loans and Leases           $166,963     151,420
Interest on Securities
  Taxable                                         34,315      28,381
  Exempt from Income Taxes                         3,777       2,780
                                             ----------- -----------
Total Interest on Securities                      38,092      31,161
Interest on Other Short-Term Investments             113          76
                                             ----------- -----------
Total Interest Income                            205,168     182,657
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                                5,771       7,053
  Savings                                          3,088       3,663
  Money Market                                     8,747       9,164
  Other Time                                      39,837      35,104
  Certificates - $100,000 and Over                 3,303       3,881
  Foreign Office                                   3,039       1,456
                                             ----------- -----------
Total Interest on Deposits                        63,785      60,321
Interest on Federal Funds Borrowed                 9,396       4,525
Interest on Short-Term Bank Notes                  4,327          --
Interest on Other Short-Term Borrowings            6,082       5,331
Interest on Long-Term Debt and Notes               3,243       3,197
                                             ----------- -----------
Total Interest Expense                            86,833      73,374
                                             ----------- -----------
NET INTEREST INCOME                              118,335     109,283
Provision for Credit Losses                        6,067      14,730
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  112,268      94,553
OTHER OPERATING INCOME
Trust Income                                      13,886      13,461
Service Charges on Deposits                       13,756      13,740
Data Processing Income                            15,926      12,641
Other Service Charges and Fees                    13,596      14,551
Securities Gains                                       4         590
                                             ----------- -----------
Total Other Operating Income                      57,168      54,983
OPERATING EXPENSES
Salaries and Wages                                32,547      28,963
Employee Benefits                                  7,905       7,797
Equipment Expenses                                 3,795       3,662
Net Occupancy Expenses                             5,885       5,509
Other Operating Expenses                          33,138      31,949
                                             ----------- -----------
Total Operating Expenses                          83,270      77,880
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                        86,166      71,656
Applicable Income Taxes                           28,787      23,749
                                             ----------- -----------
NET INCOME                                       $57,379      47,907
                                             =========== ===========
NET INCOME PER SHARE                             $   .93         .80
AVERAGE SHARES OUTSTANDING (000's)                61,525      59,916
CASH DIVIDENDS DECLARED PER SHARE                $   .31         .24
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries             Six Months Ended
Consolidated Statements of Income                    June 30,
($000's)                                     ----------- -----------
                                                 1994        1993
INTEREST INCOME                              ----------- -----------
Interest and Fees on Loans and Leases           $325,108     297,307
Interest on Securities
  Taxable                                         65,830      56,350
  Exempt from Income Taxes                         7,242       5,557
                                             ----------- -----------
Total Interest on Securities                      73,072      61,907
Interest on Other Short-Term Investments             214         146
                                             ----------- -----------
Total Interest Income                            398,394     359,360
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                               11,368      13,814
  Savings                                          6,095       7,081
  Money Market                                    16,538      18,531
  Other Time                                      77,270      69,813
  Certificates - $100,000 and Over                 6,670       7,938
  Foreign Office                                   5,687       3,023
                                             ----------- -----------
Total Interest on Deposits                       123,628     120,200
Interest on Federal Funds Borrowed                18,222       6,915
Interest on Short-Term Bank Notes                  4,327          --
Interest on Other Short-Term Borrowings            9,550      10,797
Interest on Long-Term Debt and Notes               6,481       6,406
                                             ----------- -----------
Total Interest Expense                           162,208     144,318
                                             ----------- -----------
NET INTEREST INCOME                              236,186     215,042
Provision for Credit Losses                       14,863      27,325
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  221,323     187,717
OTHER OPERATING INCOME
Trust Income                                      27,929      26,821
Service Charges on Deposits                       27,567      26,787
Data Processing Income                            29,781      24,270
Other Service Charges and Fees                    31,350      29,815
Securities Gains                                     303       1,944
                                             ----------- -----------
Total Other Operating Income                     116,930     109,637
OPERATING EXPENSES
Salaries and Wages                                64,753      57,424
Employee Benefits                                 17,195      17,298
Equipment Expenses                                 7,574       7,092
Net Occupancy Expenses                            11,763      10,914
Other Operating Expenses                          68,432      65,672
                                             ----------- -----------
Total Operating Expenses                         169,717     158,400
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                       168,536     138,954
Applicable Income Taxes                           56,361      46,410
                                             ----------- -----------
NET INCOME                                      $112,175      92,544
                                             =========== ===========
NET INCOME PER SHARE                            $   1.82        1.55
AVERAGE SHARES OUTSTANDING (000's)                61,505      59,887
CASH DIVIDENDS DECLARED PER SHARE                    .58         .48
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,  ($000's)
                                                          1994      1993
- - -------------------------------------------------------------------------
Operating Activities
- - -------------------------------------------------------------------------
Net Income                                            $112,175    92,544
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Provision for Credit Losses                         14,863    27,325
    Depreciation, Amortization and Accretion            15,738    19,486
    Provision for Deferred Income Taxes                 14,868     4,385
    Realized Securities Gains                             (555)   (2,016)
    Realized Securities Losses                             252        72
    Proceeds from Sales of Residential Mortgage
      Loans Held for Sale                              362,139   341,986
    Net Gains from Sales of Residential Mortgage
      Loans Held for Sale                               (3,336)   (7,518)
    Net Increase in Residential Mortgage Loans
      Held for Sale                                   (231,482) (444,591)
    Net Decrease (Increase) in Accrued Income
      Receivable                                         3,536    (2,055)
    Net Increase in Other Assets                       (16,491)  (73,459)
    Net Increase in Accrued Taxes, Interest and
      Expenses                                          19,818    76,976
    Net Increase in Other Liabilities                    9,014    21,744
- - -------------------------------------------------------------------------
Net Cash Provided by Operating Activities              300,539    54,879
- - -------------------------------------------------------------------------
Investing Activities
Proceeds from Sales of Securities Available
    for Sale                                           122,563    97,583
Proceeds from Calls, Paydowns and Maturities of
    Securities Available for Sale                      202,323    57,345
Purchases of Securities Available for Sale            (547,038)   (2,437)
Proceeds from Sales of Securities Held to Maturity      62,487        --
Proceeds from Calls, Paydowns and Maturities of
    Securities Held to Maturity                        242,954   376,214
Purchases of Securities Held to Maturity              (372,700) (403,145)
Net Increase in Other Short-Term Investments           (14,196)   (1,981)
Net Increase in Loans and Leases                      (598,612) (767,827)
Purchases of Bank Premises and Equipment               (13,524)   (9,294)
Proceeds from Disposal of Bank Premises
    and Equipment                                          551       912
Net Cash Paid in Purchase of Subsidiaries              (10,012)   (5,768)
- - -------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (925,204) (658,398)
- - -------------------------------------------------------------------------

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,  ($000's)
(Continued)                                               1994      1993
- - -------------------------------------------------------------------------
Financing Activities
Net Increase in Deposits                                91,175   463,284
Purchases of Deposits                                  294,126   159,913
Net Increase (Decrease) in Federal Funds Borrowed     (530,795)   27,220
Net Increase in Short-Term Bank Notes                  745,000        --
Net Increase (Decrease) in Other
    Short-Term Borrowings                               34,093   (74,996)
Retirement of Long-Term Debt Assumed in Acquisition     (2,402)       --
Repayment of Long-Term Debt                                (30)      (96)
Payment of Cash Dividends                              (33,187)  (28,735)
Exercise of Stock Options                                3,330     2,645
- - -------------------------------------------------------------------------
Net Cash Provided by Financing Activities              601,310   549,235
- - -------------------------------------------------------------------------
Decrease in Cash and Due from Banks                    (23,355)  (54,284)
Cash and Due from Banks at Beginning of Period         580,936   565,948
- - -------------------------------------------------------------------------
Cash and Due from Banks at End of Period              $557,581   511,664
=========================================================================
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Changes
In Stockholders' Equity (unaudited)
For the Six Months Ended June 30  ($000's)
                                                   1994        1993
                                               ----------- -----------
Balance at January 1                         $   1,197,646   1,005,165
Net Income                                         112,175      92,544
Cash Dividends Declared (1994 - $.58 Per
  Share and 1993 - $.48 Per Share)                 (35,767)    (28,767)
Stock Options Exercised,
  Including Treasury Shares Issued                   3,330       2,645
Stock Issued in Acquisition                          4,075          --
Change in Unrealized Gains/Losses on
  Securities Available for Sale                    (41,971)         --
                                               ----------- -----------
Balance at June 30                           $   1,239,488   1,071,587
                                               =========== ===========

See Notes to Consolidated Financial Statements

                   FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial information as of December 31, 1993 has been derived from the audited consolidated financial statements of the Registrant.

2. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1994 and 1993, and the results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993.

3. The results of operations and cash flows for the six months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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

5. To manage interest rate risk during the first quarter of 1994, the Registrant sold $62,280,000 of GNMA Adjustable Rate Mortgage-backed
     (ARM) securities, which were classified as held to maturity at December 31, 1993, at an immaterial gain. As a result of this sale, the Registrant no longer holds any amount of this sector of securities, nor are future purchases expected.

6. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $19,816,000, $174,314,000 and $122,546,000 at June 30, 1994, December 31, 1993
     and June 30, 1993, respectively.

7. In the first six months of 1994, the Registrant paid $149,567,000 in interest and $43,400,000 in Federal income taxes. In the first six months of 1993, the Registrant paid $134,703,000 in interest and $38,900,000 in Federal income taxes. In the first six months of 1994 and 1993, the Registrant had noncash investing activities consisting of the securitization of $27,177,000 and $45,625,000 of residential mortgage loans, respectively.

8. In January 1994, the Registrant entered into a merger agreement with The Cumberland Federal Bancorporation, Inc., a savings and loan holding company with approximately $1 billion in assets. This transaction is expected to be completed during the third quarter of 1994. In May 1994, the Registrant reached a definitive agreement to acquire Mutual Federal Savings Bank of Miamisburg, a Stock Savings Bank, with approximately $85 million in assets. This merger is expected to be completed in the first quarter of 1995, pending regulatory and shareholder approvals.

9. Certain prior year's data has been reclassified to conform to current presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements which are a part of this filing.

RESULTS OF OPERATIONS

The Registrant's net income was $57,379,000 for the second quarter of 1994, compared to $47,907,000 for the same period in 1993. Second quarter earnings per share were $.93, a 16.3% increase over last year's $.80.

Total assets were $12.8 billion at quarter end, compared to 1993's second quarter-end assets of $11.0 billion. For the second quarter of 1994, return on average equity was 18.4% and return on average assets was 1.81%.

The Registrant's net interest income on a fully taxable equivalent basis for the second quarter of 1994 was $124.0 million, an 8.6% increase over the $114.2 million realized in the same period of 1993. This increase resulted from an 18.8% increase in average interest earning assets and a decrease of 39 basis points in the net interest margin.

The provision for credit losses was $6.1 million in the second quarter of 1994 and $14.7 million in the second quarter of 1993. The reserve for credit losses as a percentage of loans and leases outstanding was 1.55% at June 30, 1994 and 1.54% at June 30, 1993. Under-performing assets (including loans and leases ninety days past due) as a percent of total loans, leases and other real estate owned were .35% at June 30, 1994 and .47% at June 30, 1993.

Total other operating income, excluding securities gains, increased to $57.2 million during the second quarter of 1994, a 5.1% increase over the second quarter of 1993. This growth was led by a 26.0% increase in data processing income compared to the same period in 1993. Mortgage banking income, included in other service charges and fees, was $2.1 million for the second quarter of 1994, down from $5.1 million in second quarter 1993, when we benefitted from gains of $2.7 million on sales of $136 million in fixed-rate mortgages.

Total operating expenses increased 6.9% during the second quarter over the similar period of 1993. Salaries, wages and employee benefits increased 10% over 1993. The number of full-time equivalent employees increased 10.6% (or 494) to 5,155 at June 30, 1994. Equipment and net occupancy expenses increased 5.6% over 1993, and other operating expenses increased 3.7% over 1993. The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 46.0% for the second quarter 1994 and 1993.

MATERIAL CHANGES IN FINANCIAL CONDITION

The material changes that have occurred in the Registrant's financial condition during 1994 are as follows ($000's):

                                 Jun. 30,   Dec. 31,
                                   1994       1993       $ +/-    % +/-
                               ----------------------------------------
Securities Available for Sale  $ 1,040,322    815,986    224,336   27.5
Loans and Leases                 9,291,016  8,811,039    479,977    5.4
Deposits                         9,094,141  8,628,498    465,643    5.4
Federal Funds Borrowed             500,769  1,031,564   (530,795)  51.5
Short-Term Bank Notes              745,000         --    745,000     nm


The growth in securities available for sale and loans and leases has been funded primarily through growth in total deposits, of which approximately $374.6 million resulted from acquisitions. During the second quarter, a $1 billion short-term bank note facility was established. The notes are offered with maturity dates of less than one year and are uninsured obligations of two of the Registrant's subsidiary banks. Proceeds from bank notes were used primarily to repay federal funds borrowed.

On May 20, 1994, the Bancorp purchased $294.1 million in deposits as well as the facilities of seven Equitable Savings Bank branches in southern and central Ohio. On June 3, 1994, the Bancorp acquired The National Bancorp of Kentucky, Inc., a $90 million, two-bank holding company headquartered in Louisville, Kentucky, in a transaction accounted for as a pooling of interests. The Consolidated Financial Statements have not been restated for this acquisition due to immateriality.

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

At June 30, 1994, stockholders' equity was $1.2 billion, compared to $1.1 billion at June 30, 1993, an increase of $167.9 million, or 15.7%. Stockholders' equity as a percentage of total assets as of June 30, 1994 was 9.7%. At June 30, 1994, the Registrant had a Tier 1 risk-based capital ratio of 11.4%, a total risk-based capital ratio of 13.5% and a leverage ratio of 9.5%. At June 30, 1993, the Registrant had a Tier 1 risk-based capital ratio of 10.9%, total risk-based capital ratio of 13.4% and a leverage ratio of 9.5%.


                      PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

1. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three and Six Months Ended June 30, 1994 and 1993.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIFTH THIRD BANCORP
                                   Registrant


                                   /s/P. Michael Brumm
Date:  August 2, 1994              P. Michael Brumm,
                                   Senior Vice President and CFO