Form 10-Q
period 1994-09-30
FIFTH THIRD BANCORP
filed 1994-11-03
CIK 35527

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended September 30, 1994
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

                              YES /X/        NO / /

The number of shares outstanding of the Registrant's Common Stock, without par value, as of September 30, 1994 was 64,566,812 shares.

                       FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
     September 30, 1994 and 1993 and December 31, 1993        3-4

     Consolidated Statements of Income -
     Three Months Ended September 30, 1994 and 1993             5

     Consolidated Statements of Income -
     Nine Months Ended September 30, 1994 and 1993              6

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1994 and 1993            7-8

     Consolidated Statements of Changes in Stockholders'
     Equity - Nine Months Ended September 30, 1994 and 1993     9

     Notes to Consolidated Financial Statements             10-11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11-13

Part II.  Other Information

  Item 6.  Exhibits                                            13

Fifth Third Bancorp and Subsidiaries Sept. 30,    Dec. 31,   Sept. 30,
Consolidated Balance Sheets             1994        1993        1993
($000's)                            (unaudited)             (unaudited)
ASSETS                              ----------- ----------- -----------
Cash and Due from Banks           $     587,931     594,892     511,368
Securities Available for Sale (a)     1,091,937     898,074     757,128
Securities Held to Maturity (b)       2,253,727   1,776,394   1,554,642
Other Short-Term Investments             31,053       4,603      68,578
Loans and Leases
  Commercial Loans                    3,033,639   2,685,558   2,694,373
  Construction Loans                    290,218     342,177     330,230
  Commercial Mortgage Loans             738,273     703,282     642,382
  Residential Mortgage Loans            471,735     350,306     328,625
  Consumer Loans                      2,259,846   2,731,214   2,713,821
  Commercial Lease Financing          2,370,818   2,090,154   2,018,212
  Consumer Lease Financing            1,015,700     819,925     757,367
  Unearned Income                      (198,954)   (155,718)   (149,100)
  Reserve for Credit Losses            (159,244)   (144,537)   (141,473)
                                    ----------- ----------- -----------
Total Loans and Leases                9,822,031   9,422,361   9,194,437
Bank Premises and Equipment             174,602     163,990     152,277
Accrued Income Receivable                99,513      99,460      85,739
Other Assets                            209,759     168,770     166,823
                                    ----------- ----------- -----------
Total Assets                      $  14,270,553  13,128,544  12,490,992
                                    =========== =========== ===========
LIABILITIES
Deposits
  Demand                          $   1,555,687   1,464,931   1,304,634
  Interest Checking                   1,429,208   1,479,119   1,338,663
  Savings                               662,401     711,863     669,290
  Money Market                        1,663,990   1,536,783   1,488,450
  Other Time                          4,056,431   3,809,437   3,491,602
  Certificates - $100,000 and Over      284,746     305,530     330,824
  Foreign Office                        974,092     169,643     354,628
                                    ----------- ----------- -----------
Total Deposits                       10,626,555   9,477,306   8,978,091
Federal Funds Borrowed                  339,232   1,031,564     997,385
Short-Term Bank Notes                   740,000          --          --
Other Short-Term Borrowings             706,222     660,180     674,978
Accrued Taxes, Interest and Expenses    206,698     191,417     177,911
Other Liabilities                       107,740      82,553      78,817
Long-Term Debt                           40,408     265,119     255,014
Convertible Subordinated Notes          143,167     142,745     142,601
                                    ----------- ----------- -----------
Total Liabilities                    12,910,022  11,850,884  11,304,797
                                    ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock (c)                        143,338     142,300     139,183
Capital Surplus                         269,099     260,150     221,187
Retained Earnings                       985,746     862,785     825,825
Unrealized Gains/(Losses)               (37,652)     12,425          --
                                    ----------- ----------- -----------
Total Stockholders' Equity            1,360,531   1,277,660   1,186,195
Total Liabilities and               ----------- ----------- -----------
   Stockholders' Equity           $  14,270,553  13,128,544  12,490,992
                                    =========== =========== ===========
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Balance Sheets
(continued)


(a) Amortized cost: Sept. 30, 1994 - $1,149,863,000 and Dec. 31, 1993 -
      $878,963,000.  Market value at Sept. 30, 1993 - $774,209,000.

(b) Securities Held to Maturity market values:  Sept. 30, 1994 -
      $2,186,688,000, Dec. 31, 1993 - $1,813,913,000 and
      Sept. 30, 1993 - $1,586,174,000.

(c) Stated value $2.22 per share; authorized 100,000,000; outstanding Sept. 30, 1994 - 64,566,812, Dec. 31, 1993 - 64,099,139 and
      Sept. 30, 1993 - 62,695,063.

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries            Three Months Ended
Consolidated Statements of Income (unaudited)      September 30,
($000's)                                     ----------- -----------
                                                 1994        1993
INTEREST INCOME                              ----------- -----------
Interest and Fees on Loans and Leases           $188,973     169,381
Interest on Securities
  Taxable                                         43,747      30,581
  Exempt from Income Taxes                         4,050       3,409
                                             ----------- -----------
Total Interest on Securities                      47,797      33,990
Interest on Other Short-Term Investments             141          72
                                             ----------- -----------
Total Interest Income                            236,911     203,443
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                                6,427       7,169
  Savings                                          3,677       4,164
  Money Market                                    10,444       9,321
  Other Time                                      50,935      42,959
  Certificates - $100,000 and Over                 2,956       3,780
  Foreign Office                                   7,094       2,283
                                             ----------- -----------
Total Interest on Deposits                        81,533      69,676
Interest on Federal Funds Borrowed                 6,755       5,518
Interest on Short-Term Bank Notes                  8,017          --
Interest on Other Short-Term Borrowings            6,047       5,897
Interest on Long-Term Debt and Notes               3,387       3,852
                                             ----------- -----------
Total Interest Expense                           105,739      84,943
                                             ----------- -----------
NET INTEREST INCOME                              131,172     118,500
Provision for Credit Losses                        7,263      10,369
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  123,909     108,131
OTHER OPERATING INCOME
Trust Income                                      13,848      13,285
Service Charges on Deposits                       16,297      14,946
Data Processing Income                            16,544      13,263
Other Service Charges and Fees                    16,843      15,432
Securities Gains                                      --       4,305
                                             ----------- -----------
Total Other Operating Income                      63,532      61,231
OPERATING EXPENSES
Salaries and Wages                                37,615      32,918
Employee Benefits                                  9,743       9,106
Equipment Expenses                                 3,965       3,966
Net Occupancy Expenses                             6,699       7,069
Other Operating Expenses                          36,998      34,512
                                             ----------- -----------
Total Operating Expenses                          95,020      87,571
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                        92,421      81,791
Applicable Income Taxes                           29,577      27,632
                                             ----------- -----------
NET INCOME                                       $62,844      54,159
                                             =========== ===========
NET INCOME PER SHARE                             $   .98         .86
AVERAGE SHARES OUTSTANDING (000's)                64,523      62,676
CASH DIVIDENDS DECLARED PER SHARE                $   .31         .27
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries             Nine Months Ended
Consolidated Statements of Income (unaudited)      September 30,
($000's)                                     ----------- -----------
                                                 1994        1993
INTEREST INCOME                              ----------- -----------
Interest and Fees on Loans and Leases           $540,394     493,036
Interest on Securities
  Taxable                                        121,502     104,245
  Exempt from Income Taxes                        11,292       8,966
                                             ----------- -----------
Total Interest on Securities                     132,794     113,211
Interest on Other Short-Term Investments             374         246
                                             ----------- -----------
Total Interest Income                            673,562     606,493
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                               18,664      21,816
  Savings                                         11,093      12,652
  Money Market                                    28,021      28,955
  Other Time                                     141,590     130,039
  Certificates - $100,000 and Over                 9,626      11,718
  Foreign Office                                  12,781       5,306
                                             ----------- -----------
Total Interest on Deposits                       221,775     210,486
Interest on Federal Funds Borrowed                24,977      12,433
Interest on Short-Term Bank Notes                 12,344          --
Interest on Other Short-Term Borrowings           17,494      19,652
Interest on Long-Term Debt and Notes              10,655      12,018
                                             ----------- -----------
Total Interest Expense                           287,245     254,589
                                             ----------- -----------
NET INTEREST INCOME                              386,317     351,904
Provision for Credit Losses                       26,401      40,219
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  359,916     311,685
OTHER OPERATING INCOME
Trust Income                                      41,777      40,106
Service Charges on Deposits                       45,489      43,339
Data Processing Income                            46,325      37,533
Other Service Charges and Fees                    56,128      44,670
Securities Gains                                     303       5,822
                                             ----------- -----------
Total Other Operating Income                     190,022     171,470
OPERATING EXPENSES
Salaries and Wages                               108,069      95,578
Employee Benefits                                 28,149      27,680
Equipment Expenses                                12,129      11,704
Net Occupancy Expenses                            19,822      19,298
Other Operating Expenses                         112,938     106,336
                                             ----------- -----------
Total Operating Expenses                         281,107     260,596
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                       268,831     222,559
Applicable Income Taxes                           89,025      70,392
                                             ----------- -----------
NET INCOME                                      $179,806     152,167
                                             =========== ===========
NET INCOME PER SHARE                            $   2.80        2.43
AVERAGE SHARES OUTSTANDING (000's)                64,310      62,615
CASH DIVIDENDS DECLARED PER SHARE                    .89         .75
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,  ($000's)
                                                          1994       1993
- --------------------------------------------------------------------------
Operating Activities
- --------------------------------------------------------------------------
Net Income                                            $179,806    152,167
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Provision for Credit Losses                         26,401     40,219
    Depreciation, Amortization and Accretion            23,574     23,675
    Provision for Deferred Income Taxes                 27,407     12,039
    Realized Securities Gains                             (555)    (7,434)
    Realized Securities Losses                             252        154
    Proceeds from Sales of Residential Mortgage
      Loans Held for Sale                              582,311    517,401
    Net Gains from Sales of Residential Mortgage
      Loans Held for Sale                               (9,723)    (9,081)
    Net Increase in Residential Mortgage Loans
      Held for Sale                                   (494,797)  (559,097)
    Net Decrease (Increase) in Accrued Income
      Receivable                                           765     (1,668)
    Net Increase in Other Assets                       (34,328)    17,105
    Net Increase in Accrued Taxes, Interest and
      Expenses                                          14,186     45,049
    Net Increase in Other Liabilities                   19,432    (10,363)
- --------------------------------------------------------------------------
Net Cash Provided by Operating Activities              334,731    220,166
- --------------------------------------------------------------------------
Investing Activities
Proceeds from Sales of Securities Available
    for Sale                                           125,842    268,396
Proceeds from Calls, Paydowns and Maturities of
    Securities Available for Sale                      244,011    136,848
Purchases of Securities Available for Sale            (555,954)  (188,716)
Proceeds from Sales of Securities Held to Maturity      62,487         --
Proceeds from Calls, Paydowns and Maturities of
    Securities Held to Maturity                        430,331    719,263
Purchases of Securities Held to Maturity              (671,969)  (776,231)
Net Increase in Other Short-Term Investments           (19,916)   (65,024)
Net Increase in Loans and Leases                      (813,412)(1,243,220)
Purchases of Bank Premises and Equipment               (20,251)   (33,471)
Proceeds from Disposal of Bank Premises
    and Equipment                                          836      1,505
Net Cash Paid in Purchase of Subsidiaries              (10,012)    (5,768)
- --------------------------------------------------------------------------
Net Cash Used in Investing Activities               (1,228,007)(1,186,418)
- --------------------------------------------------------------------------

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,  ($000's)
(continued)                                               1994       1993
- --------------------------------------------------------------------------
Financing Activities
Net Increase (Decrease) in Deposits                    774,781    370,366
Purchases of Deposits                                  294,126    159,913
Net Increase (Decrease) in Federal Funds Borrowed     (692,332)   530,496
Net Increase in Short-Term Bank Notes                  740,000         --
Net Increase (Decrease) in Other
    Short-Term Borrowings                               44,748   (206,238)
Proceeds from Issuance of Long-Term Debt                    --    170,000
Retirement of Long-Term Debt Assumed in Acquisition     (2,402)        --
Repayment of Long-Term Debt                           (225,110)   (82,816)
Payment of Cash Dividends                              (52,346)   (43,127)
Exercise of Stock Options                                4,804      3,389
Other                                                       46     (1,249)
- --------------------------------------------------------------------------
Net Cash Provided by Financing Activities              886,315    900,734
- --------------------------------------------------------------------------
Decrease in Cash and Due from Banks                     (6,961)   (65,518)
Cash and Due from Banks at Beginning of Period         594,892    576,886
- --------------------------------------------------------------------------
Cash and Due from Banks at End of Period              $587,931    511,368
==========================================================================
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Changes
In Stockholders' Equity (unaudited)
For the Nine Months Ended September 30  ($000's)
                                                   1994        1993
                                               ----------- -----------
Balance at January 1:
  As Originally Reported                     $   1,197,646   1,005,165
  Of Pooled Acquisition                             80,014      71,689
                                               ----------- -----------
Balance at January 1, as Restated                1,277,660   1,076,854
Net Income                                         179,806     152,167
Cash Dividends Declared:
  Fifth Third Bancorp (1994 - $.89 Per
   Share and 1993 - $.75 Per Share)                (55,783)    (44,966)
  Pooled Acquisition                                (1,063)     (1,396)
Stock Options Exercised,
  Including Treasury Shares Issued                   4,804       3,389
Pre-Merger Transactions of Pooled Acquisition        1,109         147
Stock Issued in Acquisition                          4,075          --
Change in Unrealized Gains/Losses on
  Securities Available for Sale                    (50,077)         --
                                               ----------- -----------
Balance at September 30                      $   1,360,531   1,186,195
                                               =========== ===========
See Notes to Consolidated Financial Statements

                   FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial information for all prior periods has been restated for the acquisition of The Cumberland Federal Bancorporation, Inc., which was completed August 26th and accounted for as a pooling of interests. Financial information as of December 31, 1993 has been derived from the audited consolidated financial statements of the Registrant.

2. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1994 and 1993, and the results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993.

3. The results of operations and cash flows for the nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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

6. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $28,864,000, $179,389,000 and $66,378,000 at September 30, 1994, December 31, 1993 and September 30, 1993, respectively.

7. In the first nine months of 1994, the Registrant paid $268,899,000 in interest and $60,500,000 in Federal income taxes. In the first nine months of 1993, the Registrant paid $242,883,000 in interest and $56,400,000 in Federal income taxes. In the first nine months of 1994 and 1993, the Registrant had noncash investing activities consisting of the securitization of $351,799,000 and $51,186,000 of residential mortgage loans, respectively.

8. On August 26, 1994, the Registrant completed the acquisition of The Cumberland Federal Bancorporation, Inc. (The Cumberland). The merger was effected through the issuance of 2,696,882 shares of the Registrant's common stock and cash in lieu of fractional shares for all of the common stock of The Cumberland. All financial information has been restated to include the operations of The Cumberland as if the transaction had been completed as of the beginning of the earliest period reported. The contribution of The Cumberland to consolidated net interest income, other operating income and net income for the periods prior to the merger was as follows:
                              Six Months     Three Months   Nine Months
                                 Ended           Ended         Ended
     ($000's)                   6/30/94         9/30/93       9/30/93
                              ----------     ------------   -----------
     Fifth Third
        Net interest income     $236,186         109,491       324,533
        Other operating income   116,930          59,095       168,732
        Net income               112,175          51,580       144,124
     The Cumberland
        Net interest income      $18,959           9,009        27,371
        Other operating income     9,560           2,136         2,738
        Net income                 4,787           2,579         8,043

9. In May 1994, the Registrant reached a definitive agreement to acquire Mutual Federal Savings Bank of Miamisburg, a Stock Savings Bank with approximately $85 million in assets. This merger is expected to be completed in the first quarter of 1995, pending regulatory and shareholder approvals.

10. Certain prior year's data has been reclassified to conform to current presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements which are a part of this filing.

RESULTS OF OPERATIONS

The Registrant's net income was $62,844,000 for the third quarter of 1994, compared to $54,159,000 for the same period in 1993. Third quarter earnings per share were $.98, a 14% increase over last year's $.86.

Total assets were $14.3 billion at quarter end, compared to 1993's third quarter-end assets of $12.5 billion. For the third quarter of 1994, return on average equity was 18.0% and return on average assets was 1.77%.

The Registrant's net interest income on a fully taxable equivalent basis for the third quarter of 1994 was $137.7 million, an 11.4% increase over the $123.6 million realized in the same period of 1993. This increase resulted from a 16.5% increase in average interest earning assets and a decrease of 19 basis points in the net interest margin.

The provision for credit losses was $7.3 million in the third quarter of 1994 and $10.4 million in the third quarter of 1993. During 1994, The Cumberland began to increase its reserve for credit losses for the possibility of more aggressive post-merger workout and disposition plans to conform to the Registrant's reserving practices. In September 1994, loans totalling $6.7 million were disposed of, resulting in a chargeoff of $1.2 million, and $3.8 million was provided for additional expected losses on the disposition of certain letter of credit obligations. The portion of the total reserve for credit losses on these letters of credit totalled $8.0 million and $2.7 million at September 30, 1994 and 1993, respectively. Disposal of these letters of credit will return the reserve for credit losses to traditional Registrant levels. The reserve for credit losses as a percentage of loans and leases outstanding was 1.60% at September 30, 1994 and 1.52% at September 30, 1993. Under-performing assets (including loans and leases ninety days past due) as a percent of total loans, leases and other real estate owned were .41% at September 30, 1994 and .56% at September 30, 1993.

Total other operating income, excluding securities gains, increased to $63.5 million during the third quarter of 1994, an 11.6% increase over the third quarter of 1993. This growth was led by a 24.7% increase in data processing income compared to the same period in 1993. Combined trust income, service charges on deposits and other service charges and fees increased 7.6% over the same period in 1993. Gains on sales of residential mortgage loans, included in other service charges and fees were $.2 million in the third quarter of 1994 compared to $2.5 million in the same period of 1993.

Total operating expenses increased 8.5% during the third quarter over the similar period of 1993. Salaries, wages and employee benefits increased 12.7% over 1993. The number of full-time equivalent employees increased 8.9% (or 462) to 5,668 at September 30, 1994. Equipment and net occupancy expenses decreased 3.4% over 1993, and other operating expenses increased 7.2% over 1993. The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 47.2% for the third quarter 1994 and 47.4% for the third quarter of 1993.

MATERIAL CHANGES IN FINANCIAL CONDITION

The material changes that have occurred in the Registrant's financial condition during 1994 are as follows ($000's):

                                 Sept. 30,   Dec. 31,
                                   1994       1993       $ +/-    % +/-
                               ----------------------------------------
Securities Available for Sale  $ 1,091,937    898,074    193,863   21.6
Securities Held to Maturity      2,253,727  1,776,394    477,333   26.9
Deposits                        10,626,555  9,477,306  1,149,249   12.1
Federal Funds Borrowed             339,232  1,031,564   (692,332) (67.1)
Short-Term Bank Notes              740,000         --    740,000     nm
Long-Term Debt                      40,408    265,119   (224,711) (84.8)

The growth in securities available for sale and held to maturity has been funded primarily through growth in total deposits, of which approximately $374.6 million resulted from acquisitions. During the third quarter, a $1 billion short-term bank note facility was established. The notes are offered with maturity dates of less than one year and are uninsured obligations of two of the Registrant's subsidiary banks. Proceeds from bank notes were used primarily to repay federal funds borrowed and long-term debt.

On May 20, 1994, the Registrant purchased $294.1 million in deposits as well as the facilities of seven Equitable Savings Bank branches in southern and central Ohio. On June 3, 1994, the Registrant acquired The National Bancorp of Kentucky, Inc., a $90 million, two-bank holding company headquartered in Louisville, Kentucky, in a transaction accounted for as a pooling of interests. The Consolidated Financial Statements have not been restated for this acquisition due to immateriality.

As noted previously, on August 26, 1994, the Registrant acquired The Cumberland in a transaction accounted for as a pooling of interests. Financial information for all prior periods has been restated for this acquisition.


LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of short-term marketable securities, maturing loans and federal funds loaned and selected securitizable loan assets. During the third quarter of 1994, approximately $324 million in residential mortgage loans were securitized resulting in a transfer of the related balances from loans to securities. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits.

At September 30, 1994, stockholders' equity was $1.4 billion, compared to $1.2 billion at September 30, 1993, an increase of $174.3 million, or 14.7%. Stockholders' equity as a percentage of total assets as of September 30, 1994 was 9.5%. At September 30, 1994, the Registrant had a Tier 1 risk-based capital ratio of 11.6%, a total risk-based capital ratio of 13.7% and a leverage ratio of 9.6%. At September 30, 1993, the Registrant had a Tier 1 risk-based capital ratio of 11.0%, total risk-based capital ratio of 13.3% and a leverage ratio of 9.3%.



                      PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

1. Form 8-K dated August 26, 1994 relating to the acquisition of The Cumberland Federal Bancorporation, Inc. was previously filed and is incorporated in this Form 10-Q by reference.

2. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three and Nine Months Ended September 30, 1994 and 1993.

3. Exhibit No. 27 - Financial Data Schedule for the Nine Months Ended September 30, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIFTH THIRD BANCORP
                                   Registrant


                                   /s/P. Michael Brumm
Date:  November 3, 1994            P. Michael Brumm,
                                   Senior Vice President and CFO