Form 10-K
period 1994-12-31
FIFTH THIRD BANCORP
filed 1995-03-03
CIK 35527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1994            Commission File Number 0-8076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $2,270,808,002 as of February 1, 1995. (NOTE 1)

The number of shares outstanding of the Registrant's Common Stock, without par value, as of February 1, 1995 was 65,164,031 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1994 Annual Report to Stockholders:                          Parts I, II and IV

Proxy Statement for 1995 Annual Meeting of Stockholders:     Parts III and IV

NOTE 1: In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1994, voting stock owned of record by its directors and principal executive officers, stockholders owning greater than 10% of the voting stock, and voting stock held by Registrant's trust departments in a fiduciary capacity.
                                 Total Pages: ___

                               FIFTH THIRD BANCORP

                          1994 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I
                                                                            PAGE

Item  1.    Business                                                         3

Item  2.    Properties                                                      13

Item  3.    Legal Proceedings                                               13

Item  4.    Submission of Matters to a Vote of Security Holders             13


                                     PART II

Item  5.    Market For Registrant's Common Equity and Related
              Stockholder Matters                                           13

Item  6.    Selected Financial Data                                         13

Item  7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     13

Item  8.    Financial Statements and Supplementary Data                     13

Item  9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      13


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant              14

Item 11.    Executive Compensation                                          15

Item 12.    Security Ownership of Certain Beneficial Owners and Management  15

Item 13.    Certain Relationships and Related Transactions                  15


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                           16

                                     PART I

ITEM 1.  BUSINESS

                                  ORGANIZATION

Registrant was organized in 1974 under the laws of the State of Ohio. It began operations in 1975 upon reorganization of its principal subsidiary, The Fifth Third Bank. The executive offices of the Registrant are located in Cincinnati, Ohio. The Registrant is a two-tiered, multi-bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is registered as such with the Board of Governors of the Federal Reserve System. The Registrant is also a multi-savings-and-loan holding company and is registered with the Office of Thrift Supervision. Registrant has thirteen wholly-owned subsidiaries: Fifth Third Kentucky Bank Holding Company; The Fifth Third Bank; The Fifth Third Bank of Columbus; The Fifth Third Bank of Northwestern Ohio, National Association; The Fifth Third Bank of Southern Ohio; The Fifth Third Bank of Western Ohio; Fifth Third Trust Co. & Savings Bank, FSB; Fifth Third Bank of Northern Kentucky, Inc.; The Fifth Third Bank of Central Indiana; The Fifth Third Bank of Southeastern Indiana; Fifth Third Community Development Company; Fifth Third Investment Company; and Fountain Square Insurance Company. Unless the context otherwise indicates the term "Company" as used herein means the Registrant and the term "Bank" means its wholly-owned subsidiary, The Fifth Third Bank.

As of December 31, 1994, the Company's consolidated total assets were $14,957,009,000 and stockholders' equity totalled $1,398,774,000.

Fifth Third Kentucky Bank Holding Company has two wholly-owned subsidiaries:
Fifth Third Bank of Kentucky, Inc. and The Fifth Third Savings Bank of Western Kentucky, FSB. In addition, the Bank has four wholly-owned subsidiaries:
Midwest Payment Systems, Inc.; Fifth Third Securities, Inc.; The Fifth Third Company; and The Fifth Third Leasing Company.


                               PRIOR ACQUISITIONS

The Company is the result of mergers and acquisitions over the years involving 27 financial institutions throughout Ohio, Indiana, Kentucky, and Florida. The Company made the following acquisitions during 1994:

On May 20, 1994, the Company purchased $294 million in deposits from Equitable Savings Bank. The seven offices were located in southern and central Ohio and were acquired by the Bank, The Fifth Third Bank of Columbus and The Fifth Third Bank of Southern Ohio.

On June 3, 1994, the Company acquired The National Bancorp of Kentucky, Inc., with consolidated assets of approximately $90 million, in a transaction accounted for as a pooling of interests. The Consolidated Financial Statements for prior periods have not been restated for this acquisition due to immateriality. National Bancorp's subsidiaries, First National Bank of Falmouth and National Bank of Cynthiana, were merged with Fifth Third Bank of Northern Kentucky, Inc. and Fifth Third Bank of Kentucky, Inc. (formerly Fifth Third Bank of Central Kentucky, Inc.), respectively.

On August 26, 1994, the Company acquired The Cumberland Federal Bancorporation, Inc., with consolidated assets of approximately $1.1 billion, and its wholly-owned subsidiary, The Cumberland Federal Savings Bank ("Cumberland FSB") in a transaction accounted for as a pooling of interests. Financial information for all prior periods has been restated. In concurrent transactions, Fifth Third Bank of Kentucky, Inc. purchased substantially all of the assets and assumed substantially all of the liabilities of The Cumberland FSB, and The Cumberland FSB's main office was relocated to Mayfield, Kentucky and renamed The Fifth Third Savings Bank of Western Kentucky, FSB.


                                  COMPETITION

There are hundreds of commercial banks, savings and loans and other financial services providers in Ohio, Kentucky, Indiana, Florida and nationally, which provide strong competition to the Company's banking subsidiaries. As providers of a full range of financial services, these subsidiaries compete with national and state banks, savings and loan associations, securities dealers, brokers, mortgage bankers, finance and insurance companies, and other financial service companies. With respect to data processing services, the Bank's data processing subsidiary, Midwest Payment Systems, Inc., competes with other third party service providers such as Deluxe Data Services, EDS and Electronic Payment Systems.

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

On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country effective one year after the date of enactment, and interstate branching by acquisition and consolidation effective June 1, 1997, in those states that have not opted out by that date. The impact of this amendment on the Company cannot be measured at this time.

The Company's subsidiary state banks are primarily subject to the laws of the state in which each is located, the Board of Governors of the Federal Reserve System and/or the Federal Deposit Insurance Corporation. The subsidiary banks which are organized under the laws of the United States are primarily subject to regulation by the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company and Fifth Third Kentucky Bank Holding Company, as savings and loan holding companies, and their savings and loan subsidiaries are subject to regulation by the Office of Thrift Supervision.

The Company and its subsidiaries are subject to certain restrictions on intercompany loans and investments. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting and public sale and distribution of securities. In addition, the Company and its subsidiaries are subject to examination at the discretion of supervisory authorities.

The Bank Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to ownership of banks and those activities which the Federal Reserve Board has deemed or may in the future find to be so closely related to banking as to be a proper incident thereto.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") covers a wide expanse of banking regulatory issues. The FDIC Improvement Act deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform, including requiring the FDIC to establish a risk-based premium assessment system, and with a number of other regulatory and supervisory matters. The full effect of the FDIC Improvement Act generally on the financial services industry, and specifically on the Company, is not determinable.

                               EMPLOYEES

As of December 31, 1994, there were no employees of the Company. Subsidiaries of the Company employed 6,045 employees--1,015 were officers and 1,237 were part-time employees.


                          STATISTICAL INFORMATION

Pages 6 to 12 contain statistical information on the Company and its subsidiaries.

                           SECURITIES PORTFOLIO

The securities portfolio as of December 31 for each of the last five years, and the maturity distribution and weighted average yield of securities as of December 31, 1994, are incorporated herein by reference to the securities tables on page 30 of the Company's 1994 Annual Report to Stockholders attached to this filing as Exhibit 13.

The weighted average yields for the securities portfolio are yields to maturity weighted by the par values of the securities. The weighted average yields on securities exempt from income taxes are computed on a taxable equivalent basis. The taxable equivalent yields are net after-tax yields to maturity divided by the complement of the full corporate tax rate (35%). In order to express yields on a taxable equivalent basis, yields on obligations of states and political subdivisions (municipal securities) have been increased as follows:

              Under 1 year                                  2.16%
              1 - 5 years                                   2.61%
              6 - 10 years                                  2.63%
              Over 10 years                                 2.74%
              Total municipal securities                    2.49%


                             AVERAGE BALANCE SHEETS

The average balance sheets are incorporated herein by reference to Table 1 on pages 26 and 27 of the Company's 1994 Annual Report to Stockholders attached to this filing as Exhibit 13.


           ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 26 through 28 of the Company's 1994 Annual Report to Stockholders attached to this filing as Exhibit 13.

Types of Loans and Leases
- -------------------------
A summary of loans and leases by major category as of December 31 follows ($000's):
                                          1994          1993        1992         1991         1990
                                         ------        ------      ------       ------       ------
Commercial, financial and
  agricultural loans                    $3,045,315    2,685,558    2,490,077    2,212,069    2,272,349
Real estate - construction loans           286,088      342,177      330,587      306,655      288,997
Real estate - mortgage loans             3,076,463    3,434,496    2,964,402    1,919,438    1,777,999
Consumer loans                           2,407,261    2,090,154    1,713,842    1,517,022    1,511,852
Lease financing                          1,703,492    1,170,231      737,186      478,125      429,231
                                        ----------    ---------   ----------   ----------   ----------
Loans and leases, gross                 10,518,619    9,722,616    8,236,094    6,433,309    6,280,428
Unearned income                           (232,162)    (155,718)    (120,504)    (107,391)    (114,620)
Reserve for credit losses                 (155,918)    (144,537)    (121,452)     (97,319)     (90,242)
                                        ----------    ---------   ----------   ----------   ----------
Loans and leases, net                  $10,130,539    9,422,361    7,994,138    6,228,599    6,075,566
                                        ==========    =========   ==========   ==========   ==========

Maturities and Sensitivity of Loans to Changes in Interest Rates
- -------------------------------------------------------------------
The remaining maturities of the loan portfolio distributed to reflect expected cash flows
(excluding residential mortgage and consumer loans) at December 31, 1994, and the sensitivity of loans to interest rate changes for loans due after one year was as follows ($000's):
                                       Commercial,
                                        Financial
                                           and      Real Estate  Real Estate
                                      Agricultural Construction  Commercial
                                          Loans         Loans       Loans        Total
                                      ------------ ------------ ------------ ------------
Due in one year or less                 $1,710,365      124,408       77,294    1,912,067
Due after one year through five years    1,070,601      113,960      386,411    1,570,972
Due after five years                       264,349       47,720      265,827      577,896
                                        ----------   ----------     --------   ----------
    Total                               $3,045,315      286,088      729,532    4,060,935
                                        ==========   ==========     ========   ==========
Loans due after one year:
 Predetermined interest rate              $720,308      159,188      484,008    1,363,504
                                        ==========   ==========     ========   ==========
 Floating or adjustable interest rate     $614,642        2,492      168,230      785,364
                                        ==========   ==========     ========   ==========

Risk Elements
- -------------
Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated.  It is the Company's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due.  Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection.  The following table presents data concerning loans and leases at risk at
December 31, 1994 and previous years ($000's):

                                             1994         1993         1992         1991         1990
                                            ------       ------       ------       ------       ------
Nonaccrual loans and leases                $20,725       18,961       32,772       70,618       95,534

Loans and leases contractually
  past due ninety days or more as
  to interest, principal or rental
  payments                                  13,237       10,444       21,804       27,699       27,857

Loans and leases renegotiated to
  provide a reduction or deferral of
  interest, principal or rental payments
  because of the financial position
  deterioration of the borrower                443        2,378        3,693        4,370        8,748

Loans and leases now current
  where there are serious doubts
  as to the ability of the
  borrower to comply with present
  repayment terms                           35,254       35,992       35,097       32,819       36,690

For calendar year 1994, interest income of $556,000 was recorded on nonaccrual and renegotiated loans and leases.  Additional interest income of $1,767,000 would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.

Summary of Credit Loss Experience
- ------------------------------------
A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off was as follows ($000's):

                                          1994          1993        1992         1991         1990
                                         ------        ------      ------       ------       ------
Loans and leases outstanding at
 December 31                           $10,286,457    9,566,898    8,115,590    6,325,918    6,165,808
                                       ============   ==========  ===========  ===========  ===========
Average loans and leases outstanding    $9,902,901    8,869,432    7,189,975    6,246,679    5,920,686
                                       ============   ==========  ===========  ===========  ===========
Reserve for credit losses, January 1      $144,537      121,452       97,319       90,242       85,664
                                          ---------    ---------    ---------    ---------    ---------
Losses charged off:
  Commercial, financial and
   agricultural loans                       (8,793)     (12,113)     (24,156)     (22,380)     (13,021)
  Real estate - construction loans              --           --           --           --       (1,724)
  Real estate - mortgage loans              (3,485)      (7,174)      (6,488)     (11,994)      (7,524)
  Consumer loans                           (16,416)     (16,035)     (22,164)     (26,473)     (22,395)
  Lease financing                           (2,252)      (1,850)      (1,910)      (2,556)      (2,339)
                                          ---------    ---------    ---------    ---------    ---------
      Total losses                         (30,946)     (37,172)     (54,718)     (63,403)     (47,003)
                                          ---------    ---------    ---------    ---------    ---------
Recoveries of losses previously
 charged off:
  Commercial, financial and
   agricultural loans                        1,795        2,103        1,109        1,580        1,995
  Real estate - construction loans              --           --           --           --           --
  Real estate - mortgage loans               3,006          564          462          398          548
  Consumer loans                             7,898        6,793        6,883        5,202        4,337
  Lease financing                              773          638          499          538        1,222
                                          ---------    ---------    ---------    ---------    ---------
      Total recoveries                      13,472       10,098        8,953        7,718        8,102
                                          ---------    ---------    ---------    ---------    ---------
Net losses charged off:
  Commercial, financial and
   agricultural loans                       (6,998)     (10,010)     (23,047)     (20,800)     (11,026)
  Real estate - construction loans              --           --           --           --       (1,724)
  Real estate - mortgage loans                (479)      (6,610)      (6,026)     (11,596)      (6,976)
  Consumer loans                            (8,518)      (9,242)     (15,281)     (21,271)     (18,058)
  Lease financing                           (1,479)      (1,212)      (1,411)      (2,018)      (1,117)
                                          ---------    ---------    ---------    ---------    ---------
      Total net losses charged off         (17,474)     (27,074)     (45,765)     (55,685)     (38,901)
                                          ---------    ---------    ---------    ---------    ---------
LOC contract                                (7,800)          --           --           --           --
Reserve of acquired banks                      875        2,122        3,798          298           --
Provision charged to operations             35,780       48,037       66,100       62,464       43,479
                                          ---------    ---------    ---------    ---------    ---------
Reserve for credit losses, December 31    $163,718      144,537      121,452       97,319       90,242
                                          =========    =========    =========    =========    =========

Summary of Credit Loss Experience, continued
- --------------------------------------------
                                          1994          1993        1992         1991         1990
                                         ------        ------      ------       ------       ------
Reserve for credit losses,
 December 31:
  Commercial, financial and
   agricultural loans                       $5,405        6,442        6,096           --        5,198
  Real estate - construction loans          26,298       23,397       16,638       20,182        6,142
  Real estate - mortgage loans              36,272       33,450       26,997       23,428       19,191
  Consumer loans                            15,037        9,423        5,461        4,351        4,659
  Lease financing                          155,918      144,537      121,452       97,319       90,242
                                          ---------    ---------    ---------    ---------    ---------
     Total reserve for
      credit losses                       $238,930      217,249      176,644      145,280      125,432
                                          =========    =========    =========    =========    =========

The analysis above is for analytical purposes.  The reserve for credit losses is general in nature and available to absorb losses from any portion of the loan and lease portfolio.

The distribution of loans and leases by type, the ratio of net charge-offs to average loans and leases outstanding and the ratio of the reserve for credit losses to loans and leases outstanding is as follows:
                                             1994         1993         1992         1991         1990
                                            ------       ------       ------       ------       ------
Percentage of loans and leases to total
 loans and leases at December 31
   Commercial, financial and
    agricultural loans                        29.5 %       32.7         37.3         40.4         42.3
   Real estate - construction loans            2.8          4.1          4.8          4.4          5.2
   Real estate - mortgage loans               29.9         32.0         25.5         22.3         20.6
   Consumer loans                             23.4         21.5         24.4         25.2         23.8
   Lease financing                            14.4          9.7          8.0          7.7          8.1
                                            ------       ------       ------       ------       ------
      Total                                  100.0 %      100.0        100.0        100.0        100.0
                                            ------       ------       ------       ------       ------
Ratio of net charge-offs during year to
 average loans and leases outstanding during
 year
   Commercial, financial and
    agricultural loans                        0.24 %       0.38         0.98         0.92         0.50
   Real estate - construction loans             --           --           --           --         0.57
   Real estate - mortgage loans               0.01         0.21         0.25         0.63         0.42
   Consumer loans                             0.38         0.49         0.96         1.44         1.29
   Lease financing                            0.12         0.15         0.29         0.54         0.32
      Weighted Average Ratio                  0.18         0.31         0.64         0.89         0.66

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

The amount provided for credit losses exceeded actual net charge-offs by $18,306,000 in 1994, $20,963,000 in 1993 and $20,335,000 in 1992.

Management reviews the reserve on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the reserve at December 31, 1994 of $155,918,000 is adequate.


Maturity Distribution of Domestic Certificates of Deposit of $100,000
- ---------------------------------------------------------------------
 and Over at December 31, 1993 ($000's)
 --------------------------------------

         Three months or less                                  $142,325
         Over three months through six months                    70,936
         Over six months through twelve months                   23,816
         Over twelve months                                      25,325
                                                               --------
           Total certificates - $100,000 and over              $262,402
                                                               ========

Note:  Foreign office deposits are denominated in amounts greater than $100,000.

Short-Term Borrowings
- ---------------------

Short-term borrowings is comprised of various short-term sources of funds, primarily Federal funds borrowed from correspondent banks, securities sold under agreements to repurchase, short-term bank notes and commercial paper issuances. A summary of the average amount outstanding, maximum month-end balance and weighted average interest rate for the years ended December 31 follows ($000's):

                                        1994        1993        1992
                                       ------      ------      ------
Average outstanding                  $1,967,819   1,365,070   1,229,664

Maximum month-end balance            $2,452,218   1,734,920   1,551,092

Weighted average interest rate             4.12%       3.17        3.80


Return on Equity and Assets
- ---------------------------

The following table presents certain operating ratios:

                                           1994        1993        1992
                                          ------      ------      ------
Return on assets (A)                       1.77%       1.71        1.63

Return on equity (B)                       18.6%       17.8        16.9

Dividend payout ratio (C)                  32.3%       31.7        33.0

Equity to assets ratio (D)                 9.50%       9.61        9.62
- ------------------------------------
(A)  net income divided by average assets
(B)  net income divided by average equity
(C)  dividends declared per share divided by fully diluted net income per share
(D)  average equity divided by average assets

ITEM 2.  PROPERTIES

The Company's executive offices and the main office of the Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio, located in a 32-story office tower and a 5-story office building and parking garage known as the Fifth Third Center and the William S. Rowe Building, respectively. One of the Bank's subsidiaries owns 100% of these buildings.

The Company, through its subsidiary banks and savings banks, five located in Ohio, three in Kentucky, two in Indiana and one in Florida, operate 353 banking centers, of which 177 are owned and 176 are leased. The properties owned are free from mortgages and encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Page 1 of Registrant's 1994 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 35 of Registrant's 1994 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 26 through 34 of Registrant's 1994 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to pages 13 through 25 and page 35 of Registrant's 1994 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning Directors is incorporated herein by reference under the caption "ELECTION OF DIRECTORS" of the Registrant's 1995 Proxy Statement. The names, ages and positions of the Executive Officers of the Company as of January 31, 1995 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

                                     CURRENT POSITION AND
NAME AND AGE                         BUSINESS EXPERIENCE DURING PAST 5 YEARS
- ------------                         ----------------------------------------
George A. Schaefer, Jr., 49          PRESIDENT AND CEO.  President and Chief
                                     Executive Officer of the Company and the Bank since January, 1991. Previously,
                                     Mr. Schaefer was President and COO of
                                     the Company and the Bank.

George W. Landry, 54                 EXECUTIVE VICE PRESIDENT.  Executive Vice
                                     President of the Company and the Bank.

Stephen J. Schrantz, 46              EXECUTIVE VICE PRESIDENT.  Executive Vice
                                     President of the Company and the Bank.

Michael D. Baker, 44                 SENIOR VICE PRESIDENT.  Senior Vice
                                     President of the Company since March, 1993, and of the Bank.

P. Michael Brumm, 47                 SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                     OFFICER. CFO of the Company and the Bank since June, 1990, and Senior Vice President of the Bank.

Robert P. Niehaus, 48                SENIOR VICE PRESIDENT.  Senior Vice
                                     President of the Company since March 1993, and Senior Vice President of the Bank.
                                     Previously, Mr. Niehaus was Vice President of the Company.

James R. Gaunt, 49                   SENIOR VICE PRESIDENT.  Senior Vice
                                     President of the Company and President and CEO of Fifth Third Bank of Kentucky, Inc.
                                     since August, 1994. Previously, Mr. Gaunt was Senior Vice President of the Bank.

Michael K. Keating, 39               SENIOR VICE PRESIDENT, GENERAL COUNSEL AND
                                     SECRETARY.  Senior Vice President and
                                     General Counsel of the Company since March,
                                     1993 and Senior Vice President and Counsel of the Bank since November, 1989, and Secretary of the Company and the Bank since
                                     January, 1994.  Mr. Keating is a son of Mr.
                                     William J. Keating, Director.

                                    CURRENT POSITION AND
NAME AND AGE                        BUSINESS EXPERIENCE DURING PAST 5 YEARS
- ------------                        ------------------------------------------
Neal E. Arnold, 34                  TREASURER.  Treasurer of the Company and
                                    the Bank since October, 1990 and Senior
                                    Vice President of the Bank since April,
                                    1993.  Previously, Mr.  Arnold was Vice
                                    President of the Bank since October, 1990.
                                    Previously, Mr. Arnold was CFO and Senior
                                    Vice President with First National Bank of
                                    Grand Forks, North Dakota.

Gerald L. Wissel, 38                AUDITOR.  Auditor of the Company and the
                                    Bank since March 1990 and Senior Vice
                                    President of the Bank since November 1991.
                                    Previously, Mr. Wissel was Vice President of the Bank since March 1990. Mr. Wissel was formerly with Deloitte and Touche LLP, independent public accountants.

Roger W. Dean, 32                   CONTROLLER.  Controller of the Company and
                                    Vice President of the Bank since June,
                                    1993.  Previously, Mr. Dean was with
                                    Deloitte & Touche LLP, independent public accountants.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" of the Registrant's 1995 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS, AND EXECUTIVE COMPENSATION" of the Registrant's 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" of the Registrant's 1995 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)    Documents Filed as Part of the Report                               PAGE

      1.   Index to Financial Statements

           Consolidated Statements of Income for the
           Years Ended December 31, 1994, 1993 and 1992                     *

           Consolidated Balance Sheets, December 31, 1994
           and 1993                                                         *

           Consolidated Statements of Changes in
           Stockholders' Equity for the Years Ended
           December 31, 1994, 1993 and 1992                                 *

           Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1994, 1993 and 1992                     *

           Notes to Consolidated Financial Statements                       *

      * Incorporated by reference to pages 13 through 25 of Registrant's 1994 Annual Report to Stockholders attached to this filing as Exhibit 13.

      2.   Financial Statement Schedules

           The schedules for Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

      3.   Exhibits

           EXHIBIT
              NO.

           3-        Amended Articles of Incorporation and Code of Regulations**

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

           10(c)-    Fifth Third Bancorp 1987 Stock Option Plan *****

           10(d)-    Fifth Third Bancorp 1982 Stock Option Plan ******

           10(e)- Fifth Third Bancorp Stock Option Plan for Employees of The Fifth Third Bank of Miami Valley, National Association
                     *******

           10(f)- Fifth Third Bancorp Stock Option Plan for Employees of The Fifth Third Bank of Eastern Indiana ********

           10(g)- Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee *********
                                    Page 16

          10(h)- Fifth Third Bancorp Amended and Restated Stock Option Plan for Employees and Directors of The TriState Bancorp
                     **********

          10(i)-     Fifth Third Bancorp 1993 Discount Stock Purchase Plan
                     ***********

          10(j)- Fifth Third Bancorp Amended and Restated Stock Incentive Plan for selected Executive Officers, Employees and Directors of The cumberland Federal Bancorporation, Inc.
                     ************

          10(k)-     Fifth Third Bancorp Master Profit Sharing Plan*************

          11- Computation of Consolidated Net Income Per Share for the Years Ended December 31, 1994, 1993, 1992, 1991 and 1990

          13-        Fifth Third Bancorp 1994 Annual Report to Stockholders

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

************        Incorporated by reference to Registrant's filing with the
                    Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-
                    55223, which is effective.

*************       Incorporated by reference to Registrant's filing with the
                    Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-
                    55553, which is effective.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)

/s/George A. Schaefer, Jr.                                     February 21, 1995
- -----------------------------
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 21, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/P. Michael Brumm                               /s/Roger W. Dean
- ---------------------------------                 ------------------------------
P. Michael Brumm                                  Roger W. Dean
Senior Vice President and CFO                     Controller
(Chief Financial Officer)                         (Principal Accounting Officer)

/s/John F. Barrett
- ---------------------      -----------------------    -------------------------
John F. Barrett            Ivan W. Gorr               Michael H. Norris
Director                   Director                   Director

                           /s/Joseph H. Head, Jr.     /s/Brian H. Rowe
- ---------------------      -----------------------    -------------------------
Milton C. Boesel, Jr.      Joseph H. Head, Jr.        Brian H. Rowe
Director                   Director                   Director

                                                      /s/George A. Schaefer, Jr.
- ---------------------      -----------------------    -------------------------
Clement L. Buenger         Joan R. Herschede          George A. Schaefer, Jr.
Director                   Director                   Director

/s/Gerald V. Dirvin        /s/William G. Kagler       /s/John J. Schiff, Jr.
- ---------------------      -----------------------    -------------------------
Gerald V. Dirvin           William G. Kagler          John J. Schiff, Jr.
Director                   Director                   Director

                           /s/William J. Keating      /s/Dennis J. Sullivan, Jr.
- ---------------------      -----------------------    -------------------------
Thomas B. Donnell          William J. Keating         Dennis J. Sullivan, Jr.
Director                   Director                   Director

                           /s/James D. Kiggen
- ---------------------      -----------------------    -------------------------
Richard T. Farmer          James D. Kiggen            Dudley S. Taft
Director                   Director                   Director

/s/John D. Geary
- ---------------------      -----------------------
John D. Geary              Robert B. Morgan
Director                   Director