Form 10-Q
period 1995-03-31
FIFTH THIRD BANCORP
filed 1995-05-12
CIK 35527

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended March 31, 1995
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

                              YES /X/        NO / /

The number of shares outstanding of the Registrant's Common Stock, without par value, as of March 31, 1995 was 65,200,241 shares.

                       FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1995 and 1994      3

     Consolidated Statements of Income -
     Three Months Ended March 31, 1995 and 1994                 5

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1995 and 1994                 6

     Consolidated Statements of Changes in Stockholders'
     Equity - Three Months Ended March 31, 1995 and 1994        8

     Notes to Consolidated Financial Statements                 9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       10

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote
           of Security Holders                                 12

  Item 6.  Exhibits                                            13

Fifth Third Bancorp and Subsidiaries March 31,    Dec. 31,   March 31,
Consolidated Balance Sheets             1995        1994        1994
($000's)                            (unaudited)             (unaudited)
ASSETS                              ----------- ----------- -----------
Cash and Due from Banks           $     603,430     695,009     570,515
Securities Available for Sale (a)     1,216,986   1,129,492   1,177,952
Securities Held to Maturity (b)       2,592,523   2,507,543   1,792,150
Other Short-Term Investments            133,742      23,765       4,943
Loans and Leases
  Commercial Loans                    3,256,010   3,045,315   2,858,747
  Construction Loans                    296,538     286,088     331,181
  Commercial Mortgage Loans             730,046     729,532     720,760
  Commercial Lease Financing            582,666     569,539     385,566
  Residential Mortgage Loans          2,462,574   2,346,931   2,568,273
  Consumer Loans                      2,423,900   2,407,261   2,140,155
  Consumer Lease Financing            1,230,855   1,133,953     863,996
  Unearned Income                      (253,974)   (232,162)   (167,392)
  Reserve for Credit Losses            (161,466)   (155,918)   (150,873)
                                    ----------- ----------- -----------
Total Loans and Leases               10,567,149  10,130,539   9,550,413
Bank Premises and Equipment             178,568     176,897     165,678
Accrued Income Receivable               118,739     114,039      90,629
Other Assets                            192,643     179,725     201,450
                                    ----------- ----------- -----------
Total Assets                      $  15,603,780  14,957,009  13,553,730
                                    =========== =========== ===========
LIABILITIES
Deposits
  Demand                          $   1,398,857   1,679,625   1,419,787
  Interest Checking                   1,392,355   1,486,780   1,457,351
  Savings                               624,704     637,609     728,160
  Money Market                        1,705,697   1,688,147   1,572,300
  Other Time                          4,030,546   3,863,103   3,749,994
  Certificates - $100,000 and Over      509,524     262,402     279,461
  Foreign Office                      1,482,552   1,013,212     257,088
                                    ----------- ----------- -----------
Total Deposits                       11,144,235  10,630,878   9,464,141
Federal Funds Borrowed                  728,215     716,312   1,488,900
Short-Term Bank Notes                   955,000     844,995          --
Other Short-Term Borrowings             776,212     890,911     726,271
Accrued Taxes, Interest and Expenses    249,851     194,753     211,691
Other Liabilities                        97,728     101,673      84,823
Long-Term Debt                           30,410      35,409     140,242
Convertible Subordinated Notes          143,439     143,304     142,887
                                    ----------- ----------- -----------
Total Liabilities                    14,125,090  13,558,235  12,258,955
                                    ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock (c)                        144,745     143,655     142,543
Capital Surplus                         286,210     272,999     262,233
Retained Earnings                     1,073,636   1,030,338     903,529
Unrealized Losses                       (25,901)    (48,218)    (13,530)
                                    ----------- ----------- -----------
Total Stockholders' Equity            1,478,690   1,398,774   1,294,775
Total Liabilities and               ----------- ----------- -----------
   Stockholders' Equity           $  15,603,780  14,957,009  13,553,730
                                    =========== =========== ===========
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Balance Sheets
(continued)


(a) Amortized cost:  Mar. 31, 1995 - $1,256,834,000, Dec. 31, 1994 -
      $1,203,677,000 and Mar. 31, 1994 - $1,198,766,000.

(b) Market value:  Mar. 31, 1995 - $2,549,877,000, Dec. 31, 1994 -
      $2,410,536,000 and Mar. 31, 1994 - $1,783,953,000.

(c) Stated value $2.22 per share; authorized 140,000,000; outstanding Mar. 31, 1995 - 65,200,241, Dec. 31, 1994 - 64,709,304 and
      Mar. 31, 1994 - 64,208,538.

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries            Three Months Ended
Consolidated Statements of Income (unaudited)       March 31,
($000's)                                     ----------- -----------
                                                 1995        1994
INTEREST INCOME                              ----------- -----------
Interest and Fees on Loans and Leases           $209,105     172,354
Interest on Securities
  Taxable                                         54,082      37,658
  Exempt from Income Taxes                         5,521       3,465
                                             ----------- -----------
Total Interest on Securities                      59,603      41,123
Interest on Other Short-Term Investments             444         109
                                             ----------- -----------
Total Interest Income                            269,152     213,586
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                                6,858       6,020
  Savings                                          3,256       3,660
  Money Market                                    13,655       8,310
  Other Time                                      53,488      44,264
  Certificates - $100,000 and Over                 4,605       3,367
  Foreign Office                                  17,869       2,648
                                             ----------- -----------
Total Interest on Deposits                        99,731      68,269
Interest on Federal Funds Borrowed                12,446       8,826
Interest on Short-Term Bank Notes                 12,208          --
Interest on Other Short-Term Borrowings            9,004       4,667
Interest on Long-Term Debt and Notes               2,038       4,025
                                             ----------- -----------
Total Interest Expense                           135,427      85,787
                                             ----------- -----------
NET INTEREST INCOME                              133,725     127,799
Provision for Credit Losses                        9,574      11,296
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  124,151     116,503
OTHER OPERATING INCOME
Trust Income                                      14,533      14,043
Service Charges on Deposits                       15,429      14,157
Data Processing Income                            16,587      13,855
Other Service Charges and Fees                    23,802      21,767
Securities Gains                                       9         299
                                             ----------- -----------
Total Other Operating Income                      70,360      64,121
OPERATING EXPENSES
Salaries and Wages                                37,262      35,082
Employee Benefits                                 10,264       9,909
Equipment Expenses                                 4,086       4,068
Net Occupancy Expenses                             6,863       6,544
Other Operating Expenses                          36,716      37,774
                                             ----------- -----------
Total Operating Expenses                          95,191      93,377
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                        99,320      87,247
Applicable Income Taxes                           33,202      29,366
                                             ----------- -----------
NET INCOME                                       $66,118      57,881
                                             =========== ===========
NET INCOME PER SHARE                            $   1.02         .90
AVERAGE SHARES OUTSTANDING (000's)                65,074      64,182
CASH DIVIDENDS DECLARED PER SHARE               $    .35         .27
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,  ($000's)
                                                          1995       1994
- --------------------------------------------------------------------------
Operating Activities
- --------------------------------------------------------------------------
Net Income                                             $66,118     57,881
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Provision for Credit Losses                          9,574     11,296
    Depreciation, Amortization and Accretion             3,699     11,550
    Provision for Deferred Income Taxes                  6,796      3,745
    Realized Securities Gains                               (9)      (551)
    Realized Securities Losses                              --        252
    Proceeds from Sales of Residential Mortgage
      Loans Held for Sale                               15,256    356,174
    Net Gains from Sales of Residential Mortgage
      Loans Held for Sale                                 (154)    (6,639)
    Net Increase in Residential Mortgage Loans
      Held for Sale                                    (15,331)  (160,123)
    Net Decrease (Increase) in Accrued Income
      Receivable                                        (4,116)     8,831
    Net Increase in Other Assets                       (11,811)   (36,899)
    Net Increase in Accrued Taxes, Interest and
      Expenses                                          35,073     30,499
    Net Increase (Decrease) in Other Liabilities        (7,272)     2,245
- --------------------------------------------------------------------------
Net Cash Provided by Operating Activities               97,823    278,261
- --------------------------------------------------------------------------
Investing Activities
Proceeds from Sales of Securities Available
    for Sale                                             1,958    122,582
Proceeds from Calls, Paydowns and Maturities of
    Securities Available for Sale                       21,469    142,643
Purchases of Securities Available for Sale             (60,738)  (540,146)
Proceeds from Sales of Securities Held to Maturity          --     62,487
Proceeds from Calls, Paydowns and Maturities of
    Securities Held to Maturity                         94,907    158,193
Purchases of Securities Held to Maturity              (161,524)  (271,100)
Net Increase in Other Short-Term Investments          (109,977)    (1,581)
Net Increase in Loans and Leases                      (404,202)  (340,815)
Purchases of Bank Premises and Equipment                (6,521)    (5,748)
Proceeds from Disposal of Bank Premises
    and Equipment                                          759        371
Cash Acquired in Purchase of Subsidiary                    587         --
- --------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (623,282)  (673,114)
- --------------------------------------------------------------------------

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,  ($000's)
(continued)                                               1995       1994
- --------------------------------------------------------------------------
Financing Activities
Net Increase (Decrease) in Deposits                    455,965    (13,165)
Net Increase in Federal Funds Borrowed                   6,903    457,336
Net Increase in Short-Term Bank Notes                  110,005         --
Net Increase (Decrease) in Other
    Short-Term Borrowings                             (114,699)    66,091
Repayment of Long-Term Debt                             (5,000)  (125,000)
Payment of Cash Dividends                              (20,060)   (17,112)
Exercise of Stock Options                                  809      2,326
Other                                                      (43)        --
- --------------------------------------------------------------------------
Net Cash Provided by Financing Activities              433,880    370,476
- --------------------------------------------------------------------------
Decrease in Cash and Due from Banks                    (91,579)   (24,377)
Cash and Due from Banks at Beginning of Period         695,009    594,892
- --------------------------------------------------------------------------
Cash and Due from Banks at End of Period              $603,430    570,515
==========================================================================



See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Changes
In Stockholders' Equity (unaudited)
For the Three Months Ended March 31  ($000's)
                                                   1995        1994
                                               ----------- -----------
Balance at January 1                         $   1,398,774   1,277,660
Net Income                                          66,118      57,881
Cash Dividends Declared:
  Fifth Third Bancorp (1995 - $.35 Per
  Share and 1994 - $.27 Per Share)                 (22,820)    (16,608)
  Pooled Acquisition                                    --        (529)
Stock Options Exercised,
  Including Treasury Shares Issued                     809       2,326
Shares Acquired for Treasury                           (43)         --
Stock Issued in Acquisition                         13,535          --
Change in Unrealized Gains/Losses on
  Securities Available for Sale                     22,317     (25,955)
                                               ----------- -----------
Balance at March 31                          $   1,478,690   1,294,775
                                               =========== ===========



See Notes to Consolidated Financial Statements

                   FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

1. Financial information for all prior periods has been restated for the acquisition of The Cumberland Federal Bancorporation, Inc., which was completed August 26, 1994 and accounted for as a pooling of interests. Financial information as of December 31, 1994 has been derived from the audited consolidated financial statements of the Registrant.

2. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1995 and 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

3. The results of operations and cash flows for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

4.   The Registrant adopted Statement of Financial Accounting Standards
     (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," effective January 1,
     1995. These statements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rates or the fair value of the underlying collateral, and specify alternative methods for recognizing interest income on loans that are impaired or for which there are credit concerns. The adoption of SFAS No. 114 and No. 118 did not have any effect on the total reserve for credit losses or related provision. The recorded investment in loans considered impaired under these statements does not differ significantly from the amount of nonperforming loans and leases disclosed in the following table. The portion of the total reserve for credit losses allocated to impaired loans is $9,174,000 at March 31, 1995. Under-performing assets at March 31 were as follows:

     Under-Performing Assets ($000's)
     ----------------------------------------------------------------
     March 31                                       1995        1994
     ----------------------------------------------------------------
     Nonaccrual Loans and Leases                 $24,004      19,353
     Renegotiated Loans and Leases                   409       2,394
     Other Real Estate Owned                       4,861      17,681
                                                ---------------------
     Total Nonperforming Assets                   29,274      39,428
     Ninety Days Past Due Loans and Leases        12,991       7,546
                                                ---------------------
     Total Under-Performing Assets               $42,265      46,974
     ----------------------------------------------------------------
     Nonperforming Assets as a Percentage of
       Total Loans, Leases and Other
       Real Estate Owned                             .27%        .41
     Under-Performing Assets as a Percentage
       of Total Loans, Leases and Other
       Real Estate Owned                             .39%        .48
     ----------------------------------------------------------------

     A summary of the activity in the reserve for credit losses follows:

     Reserve for Credit Losses ($000's)
     ----------------------------------------------------------------
                                                    1995        1994
     ----------------------------------------------------------------
     Balance at January 1                       $155,918     144,537
     Provision for Credit Losses                   9,574      11,296
     Losses Charged Off                           (7,664)     (7,895)
     Recoveries of Losses Previously Charged Off   3,021       2,935
     Reserve of Acquired Bank                        617          --
     ----------------------------------------------------------------
     Balance at March 31                        $161,466     150,873
     ----------------------------------------------------------------

5. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $4,397,000, $4,168,000 and $79,072,000 at March 31, 1995, December 31, 1994 and
     March 31, 1994, respectively.

6. In the first three months of 1995, the Registrant paid $137,759,000 in interest and no Federal income taxes. In the first three months of 1994, the Registrant paid $80,213,000 in interest and no Federal income taxes. There were no securitizations of residential mortgage loans during the first three months of 1995. In the first three months of 1994, the Registrant had noncash investing activities consisting of the securitization of $12,055,000 of residential mortgage loans.

7. On January 20, 1995, the Registrant acquired Mutual Federal Savings Bank of Miamisburg (Ohio), A Stock Savings Bank, in a transaction accounted for as a pooling of interests. The Consolidated
     Financial Statements have not been restated for this acquisition due to immateriality.

8. Certain prior year's data has been reclassified to conform to current presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements which are a part of this filing.

Results of Operations

The Registrant's net income was $66,118,000 for the first quarter of 1995, compared to $57,881,000 for the same period in 1994. First quarter earnings per share were $1.02, a 13.3% increase over last year's $.90.

Total assets were $15.6 billion at quarter end, compared to 1994's first quarter-end assets of $13.6 billion. For the first quarter of 1995, return on average equity was 18% and return on average assets was 1.77%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

The Registrant's net interest income on a fully taxable equivalent basis for the first quarter of 1995 was $141.3 million, a 6.1% increase over the $133.3 million realized in the same period of 1994. This increase resulted from a 14.8% increase in average interest earning assets and a decrease of 33 basis points in the net interest margin.

The provision for credit losses was $9.6 million in the first quarter of 1995 and $11.3 million in the first quarter of 1994. The decrease in the provision was due in part to large provisions made in the first quarter of 1994 in connection with the Cumberland Federal acquisition. The reserve for credit losses as a percentage of loans and leases outstanding was 1.51% at March 31, 1995 and 1.56% at March 31, 1994. Under-performing assets (including loans and leases ninety days past due) as a percentage of total loans, leases and other real estate owned were .39% at March 31, 1995 and .48% at March 31, 1994.

Total other operating income, excluding securities gains, increased to $70.3 million during the first quarter of 1995, a 10.2% increase over the first quarter of 1994. This growth was led by a 19.7% increase in data processing income compared to the same period in 1994. Service charges on deposits increased 9.0% over the same period in 1994, aided by an 18% increase in total deposits.

Total operating expenses increased 1.9% during the first quarter over the similar period of 1994. Salaries, wages and employee benefits increased 5.6% over 1994. The number of full-time equivalent employees increased 1.5% (or 81) to 5,629 at March 31, 1995. The overhead ratio (operating expenses divided by the sum of fully taxable equivalent net interest income and other operating income) was 45.0% for the first quarter 1995 and 47.3% for the first quarter of 1994.

Material Changes in Financial Condition

The material changes that have occurred in the Registrant's financial condition during the first three months of 1995 are as follows ($000's):

                                  Mar. 31,   Dec. 31,
                                   1995       1994       $ +/-    % +/-
                               ----------------------------------------
Loans and Leases               $10,728,615 10,286,457   442,158    4.3
Deposits                        11,144,235 10,630,878   513,357    4.8
Short-Term Bank Notes              955,000    844,995   110,005   13.0
Other Short-Term Borrowings        776,212    890,911  (114,699) (12.9)

The growth in total loans and leases has been funded primarily through growth in total deposits. Short-term bank notes have replaced certain other types of short-term borrowings.

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

At March 31, 1995, stockholders' equity was $1.479 billion, compared to $1.295 billion at March 31, 1994, an increase of $.184 billion, or
14.2%.   Stockholders' equity as a percentage of total assets as of
March 31, 1995 was 9.5%. At March 31, 1995, the Registrant had a Tier 1 risk-based capital ratio of 11.1%, a total risk-based capital ratio of 12.8% and a leverage ratio of 9.6%. At March 31, 1994, the Registrant had a Tier 1 risk-based capital ratio of 11.6%, total risk-based capital ratio of 13.6% and a leverage ratio of 9.5%.

                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On March 21, 1995, the Registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders adopted all the proposals stated in the Proxy Statement dated February 10, 1995, which is incorporated herein by reference. The proposals voted on and approved by the stockholders are as follows:

1. The election of five (5) Class III Directors to serve until the Annual Meeting of Stockholders in 1998.

2. Approval of the proposal to amend Article Fourth of the Amended Articles of Incorporation to increase the authorized number of shares of Common Stock, without par value, from 100,000,000 shares to 140,000,000 shares by a vote of 53,720,081 for, 1,685,675 against and 351,276 abstaining.

3. Approval of the proposal to amend the Amended 1990 Stock Option Plan which provides that the aggregate number of shares of Common Stock which may be issued under the Plan shall be increased by 1,000,000 shares by a vote of 53,239,487 for, 2,028,749 against and
     579,445 abstaining.

4. Approval of the appointment of the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 1995 by a vote of 55,122,706 for, 514,461 against and 210,177 abstaining.

Item 6.  Exhibits

1. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three Months Ended March 31, 1995 and 1994.

2. Exhibit No. 27 - Financial Data Schedule for the Three Months Ended March 31, 1995.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIFTH THIRD BANCORP
                                   Registrant


                                   /s/P. Michael Brumm
Date:  May 12, 1995                P. Michael Brumm,
                                   Senior Vice President and CFO