Form 10-Q
period 1995-06-30
FIFTH THIRD BANCORP
filed 1995-08-14
CIK 35527

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended June 30, 1995
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

                              YES /X/        NO / /

The number of shares outstanding of the Registrant's Common Stock, without par value, as of June 30, 1995 was 65,237,026 shares.

                     FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
     June 30, 1995 and 1994 and December 31, 1994               3

     Consolidated Statements of Income -
     Three and Six Months Ended June 30, 1995 and 1994          5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1995 and 1994                    7

     Consolidated Statements of Changes in Stockholders'
     Equity - Six Months Ended June 30, 1995 and 1994           9

     Notes to Consolidated Financial Statements                10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       11

Part II.  Other Information

  Item 6.  Exhibits                                            13

Fifth Third Bancorp and Subsidiaries  June 30,    Dec. 31,    June 30,
Consolidated Balance Sheets             1995        1994        1994
($000's)                            (unaudited)             (unaudited)
ASSETS                              ----------- ----------- -----------
Cash and Due from Banks           $     601,880     695,009     573,304
Securities Available for Sale (a)     1,945,647   1,129,492   1,110,744
Securities Held to Maturity (b)       2,590,810   2,507,543   1,789,128
Other Short-Term Investments             56,087      23,765      24,588
Loans and Leases
  Commercial Loans                    3,407,182   3,045,315   2,866,015
  Construction Loans                    280,850     286,088     324,915
  Commercial Mortgage Loans             747,465     729,532     735,059
  Commercial Lease Financing            665,372     569,539     423,922
  Residential Mortgage Loans          2,000,240   2,346,931   2,552,678
  Consumer Loans                      2,522,528   2,407,261   2,283,179
  Consumer Lease Financing            1,284,964   1,133,953     922,382
  Unearned Income                      (271,976)   (232,162)   (174,563)
  Reserve for Credit Losses            (162,118)   (155,918)   (156,965)
                                    ----------- ----------- -----------
Total Loans and Leases               10,474,507  10,130,539   9,776,622
Bank Premises and Equipment             179,243     176,897     172,128
Accrued Income Receivable               128,080     114,039      96,157
Other Assets                            187,969     179,725     193,752
                                    ----------- ----------- -----------
Total Assets                      $  16,164,223  14,957,009  13,736,423
                                    =========== =========== ===========
LIABILITIES
Deposits
  Demand                          $   1,572,261   1,679,625   1,467,036
  Interest Checking                   1,366,255   1,486,780   1,438,496
  Savings                               602,650     637,609     716,622
  Money Market                        1,733,695   1,688,147   1,657,853
  Other Time                          4,272,784   3,863,103   4,055,061
  Certificates - $100,000 and Over      997,589     262,402     245,758
  Foreign Office                        641,098   1,013,212     342,355
                                    ----------- ----------- -----------
Total Deposits                       11,186,332  10,630,878   9,923,181
Federal Funds Borrowed                  823,468     716,312     500,769
Short-Term Bank Notes                   975,000     844,995     745,000
Other Short-Term Borrowings           1,089,789     890,911     668,525
Accrued Taxes, Interest and Expenses    266,385     194,753     199,123
Other Liabilities                       118,011     101,673      96,343
Long-Term Debt                           25,380      35,409     140,355
Convertible Subordinated Notes          143,574     143,304     143,028
                                    ----------- ----------- -----------
Total Liabilities                    14,627,939  13,558,235  12,416,324
                                    ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock (c)                        144,826     143,655     143,190
Capital Surplus                         286,952     272,999     266,887
Retained Earnings                     1,119,317   1,030,338     942,917
Unrealized Losses                       (14,811)    (48,218)    (32,895)
                                    ----------- ----------- -----------
Total Stockholders' Equity            1,536,284   1,398,774   1,320,099
Total Liabilities and               ----------- ----------- -----------
   Stockholders' Equity           $  16,164,223  14,957,009  13,736,423
                                    =========== =========== ===========
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Balance Sheets
(continued)


(a) Amortized cost:  June 30, 1995 - $1,986,433,000, Dec. 31, 1994 -
      $1,203,677,000 and June 30, 1994 - $1,161,351,000.

(b) Market value:  June 30, 1995 - $2,602,741,000, Dec. 31, 1994 -
      $2,410,536,000 and June 30, 1994 - $1,756,033,000.

(c) Stated value $2.22 per share; authorized 140,000,000; outstanding June 30, 1995 - 65,237,026, Dec. 31, 1994 - 64,709,304 and
      June 30, 1994 - 64,499,830.


See Notes to Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries            Three Months Ended
Consolidated Statements of Income (unaudited)        June 30,
($000's)
                                                 1995        1994
                                             ----------- -----------
Interest and Fees on Loans and Leases           $220,821     179,067
Interest on Securities
  Taxable                                         61,170      40,097
  Exempt from Income Taxes                         5,765       3,777
                                             ----------- -----------
Total Interest on Securities                      66,935      43,874
Interest on Other Short-Term Investments             200         124
                                             ----------- -----------
Total Interest Income                            287,956     223,065
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                                6,980       6,217
  Savings                                          3,248       3,756
  Money Market                                    15,083       9,267
  Other Time                                      61,081      46,391
  Certificates - $100,000 and Over                11,058       3,303
  Foreign Office                                  14,968       3,039
                                             ----------- -----------
Total Interest on Deposits                       112,418      71,973
Interest on Federal Funds Borrowed                13,057       9,396
Interest on Short-Term Bank Notes                 15,143       4,327
Interest on Other Short-Term Borrowings            9,680       6,780
Interest on Long-Term Debt and Notes               1,988       3,243
                                             ----------- -----------
Total Interest Expense                           152,286      95,719
                                             ----------- -----------
NET INTEREST INCOME                              135,670     127,346
Provision for Credit Losses                        8,207       7,842
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  127,463     119,504
OTHER OPERATING INCOME
Trust Income                                      15,497      13,886
Service Charges on Deposits                       15,831      14,543
Data Processing Income                            18,201      15,926
Other Service Charges and Fees                    22,942      18,010
Securities Gains                                      20           4
                                             ----------- -----------
Total Other Operating Income                      72,491      62,369
OPERATING EXPENSES
Salaries and Wages                                37,248      35,372
Employee Benefits                                 10,143       8,497
Equipment Expenses                                 4,140       4,096
Net Occupancy Expenses                             6,955       6,579
Other Operating Expenses                          38,665      38,166
                                             ----------- -----------
Total Operating Expenses                          97,151      92,710
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                       102,803      89,163
Applicable Income Taxes                           34,289      30,082
                                             ----------- -----------
NET INCOME                                      $ 68,514      59,081
                                             =========== ===========
NET INCOME PER SHARE                            $   1.05         .92
AVERAGE SHARES OUTSTANDING (000's)                65,207      64,222
CASH DIVIDENDS DECLARED PER SHARE               $    .35         .31
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries             Six Months Ended
Consolidated Statements of Income (unaudited)        June 30,
($000's)
                                                 1995        1994
                                             ----------- -----------
Interest and Fees on Loans and Leases           $429,926     351,421
Interest on Securities
  Taxable                                        115,252      77,755
  Exempt from Income Taxes                        11,286       7,242
                                             ----------- -----------
Total Interest on Securities                     126,538      84,997
Interest on Other Short-Term Investments             644         233
                                             ----------- -----------
Total Interest Income                            557,108     436,651
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                               13,838      12,237
  Savings                                          6,504       7,416
  Money Market                                    28,738      17,577
  Other Time                                     114,569      90,655
  Certificates - $100,000 and Over                15,663       6,670
  Foreign Office                                  32,837       5,687
                                             ----------- -----------
Total Interest on Deposits                       212,149     140,242
Interest on Federal Funds Borrowed                25,503      18,222
Interest on Short-Term Bank Notes                 27,351       4,327
Interest on Other Short-Term Borrowings           18,684      11,447
Interest on Long-Term Debt and Notes               4,026       7,268
                                             ----------- -----------
Total Interest Expense                           287,713     181,506
                                             ----------- -----------
NET INTEREST INCOME                              269,395     255,145
Provision for Credit Losses                       17,781      19,138
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  251,614     236,007
OTHER OPERATING INCOME
Trust Income                                      30,030      27,929
Service Charges on Deposits                       31,260      28,700
Data Processing Income                            34,788      29,781
Other Service Charges and Fees                    46,744      39,777
Securities Gains                                      29         303
                                             ----------- -----------
Total Other Operating Income                     142,851     126,490
OPERATING EXPENSES
Salaries and Wages                                74,510      70,454
Employee Benefits                                 20,407      18,406
Equipment Expenses                                 8,226       8,164
Net Occupancy Expenses                            13,818      13,123
Other Operating Expenses                          75,381      75,940
                                             ----------- -----------
Total Operating Expenses                         192,342     186,087
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                       202,123     176,410
Applicable Income Taxes                           67,491      59,448
                                             ----------- -----------
NET INCOME                                      $134,632     116,962
                                             =========== ===========
NET INCOME PER SHARE                            $   2.07        1.82
AVERAGE SHARES OUTSTANDING (000's)                65,141      64,202
CASH DIVIDENDS DECLARED PER SHARE               $    .70         .58
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended June 30,  ($000's)
                                                          1995       1994
--------------------------------------------------------------------------
Operating Activities
--------------------------------------------------------------------------
Net Income                                            $134,632    116,962
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Provision for Credit Losses                         17,781     19,138
    Depreciation, Amortization and Accretion             7,231     17,817
    Provision for Deferred Income Taxes                 14,806     15,642
    Realized Securities Gains                              (38)      (555)
    Realized Securities Losses                               9        252
    Proceeds from Sales of Residential Mortgage
      Loans Held for Sale                               51,704    552,808
    Net Gains from Sales of Residential Mortgage
      Loans Held for Sale                                 (370)    (9,493)
    Net Increase in Residential Mortgage Loans
      Held for Sale                                   (118,865)  (242,670)
    Net Decrease (Increase) in Accrued Income
      Receivable                                       (13,457)     4,121
    Net Increase in Other Assets                        (4,541)   (18,362)
    Net Increase in Accrued Taxes, Interest and
      Expenses                                          37,404     15,814
    Net Increase in Other Liabilities                   12,990      8,892
--------------------------------------------------------------------------
Net Cash Provided by Operating Activities              139,286    480,366
--------------------------------------------------------------------------
Investing Activities
Proceeds from Sales of Securities Available
    for Sale                                             6,008    122,586
Proceeds from Calls, Paydowns and Maturities of
    Securities Available for Sale                       53,116    208,819
Purchases of Securities Available for Sale            (256,274)  (547,038)
Proceeds from Sales of Securities Held to Maturity          --     62,487
Proceeds from Calls, Paydowns and Maturities of
    Securities Held to Maturity                        210,345    290,930
Purchases of Securities Held to Maturity              (275,152)  (372,984)
Net Increase in Other Short-Term Investments           (32,322)   (13,451)
Net Increase in Loans and Leases                      (804,529)  (658,972)
Purchases of Bank Premises and Equipment               (11,833)   (13,628)
Proceeds from Disposal of Bank Premises
    and Equipment                                          887        650
Net Cash Acquired in Purchase of Subsidiary               (441)   (10,012)
--------------------------------------------------------------------------
Net Cash Used in Investing Activities              $(1,110,195)  (930,613)
--------------------------------------------------------------------------

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30,  ($000's)
(continued)                                               1995       1994
--------------------------------------------------------------------------
Financing Activities
Net Increase in Deposits                              $482,142     71,407
Purchase of Deposits                                    15,920    294,126
Net Increase (Decrease) in Federal Funds Borrowed      102,156   (530,795)
Net Increase in Short-Term Bank Notes                  130,005    745,000
Net Increase in Other Short-Term Borrowings            198,878      7,051
Repayment of Long-Term Debt                            (10,030)  (127,432)
Payment of Cash Dividends                              (42,880)   (34,250)
Exercise of Stock Options                                1,659      3,330
Other                                                      (70)       222
--------------------------------------------------------------------------
Net Cash Provided by Financing Activities              877,780    428,659
--------------------------------------------------------------------------
Decrease in Cash and Due from Banks                    (93,129)   (21,588)
Cash and Due from Banks at Beginning of Period         695,009    594,892
--------------------------------------------------------------------------
Cash and Due from Banks at End of Period              $601,880    573,304
==========================================================================


See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Changes
In Stockholders' Equity (unaudited)
For the Six Months Ended June 30, ($000's)
                                                      1995        1994
                                               ----------- -----------

Balance at January 1                         $   1,398,774   1,277,660
Net Income                                         134,632     116,962
Cash Dividends Declared:
  Fifth Third Bancorp (1995 - $.70 Per
  Share and 1994 - $.58 Per Share)                 (45,653)    (35,767)
  Pooled Acquisition                                    --      (1,063)
Stock Options Exercised,
  Including Treasury Shares Issued                   1,659       3,434
Shares Acquired for Treasury                           (70)         --
Stock Issued in Acquisitions and Other              13,535       4,193
Change in Unrealized Gains/Losses on
  Securities Available for Sale                     33,407     (45,320)
                                               ----------- -----------
Balance at June 30                           $   1,536,284   1,320,099
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

2. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1995 and 1994, and the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

3. The results of operations and cash flows for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

5. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $17,305,000, $4,168,000 and $21,738,000 at June 30, 1995, December 31, 1994 and
     June 30, 1994, respectively.

6. In the first six months of 1995, the Registrant paid $269,508,000 in interest and $44,500,000 in Federal income taxes. In the first six months of 1994, the Registrant paid $169,342,000 in interest and $45,600,000 in Federal income taxes. In the first six months of 1995 and 1994, respectively, the Registrant had noncash investing activities consisting of the securitization of $553,149,000 and $27,177,000 of residential mortgage loans.

7. On January 20, 1995, the Registrant acquired Mutual Federal Savings Bank of Miamisburg (Ohio), A Stock Savings Bank, with $78 million in assets, in a transaction accounted for as a pooling of interests. The Consolidated Financial Statements have not been restated for this acquisition due to immateriality. On June 23, 1995, the Registrant purchased $16 million in deposits and the fixed assets of the Bank One, Dayton, NA, branch located in Lebanon, Ohio.

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

Results of Operations

The Registrant's net income was $68,514,000 for the second quarter of 1995, compared to $59,081,000 for the same period in 1994. Second quarter earnings per share were $1.05, a 14.1% increase over last year's $.92.

Total assets were $16.2 billion at quarter end, compared to 1994's second quarter-end assets of $13.7 billion. For the second quarter of 1995, return on average equity was 17.9% and return on average assets was 1.74%.

The Registrant's net interest income on a fully taxable equivalent basis for the second quarter of 1995 was $143.8 million, an 8.1% increase over the $133.0 million realized in the same period of 1994. This increase resulted from a 15.5% increase in average interest-earning assets, offset by a decrease of 27 basis points in the net interest margin.

Total loans and leases increased 7.1% over last year. Since June 30, 1994, the Bancorp has sold or securitized approximately $981 million in residential mortgage loans to improve liquidity and limit interest rate risk, contributing to a 21.7% decline in residential mortgage outstandings. Excluding these transactions, which included $553 million in securitizations during the second quarter of 1995, total consumer loans and leases increased 17.5%.

The provision for credit losses was $8.2 million in the second quarter of 1995 and $7.8 million in the second quarter of 1994. The reserve for credit losses as a percentage of loans and leases outstanding was 1.52% at June 30, 1995 and 1.58% at June 30, 1994. Under-performing assets (including loans and leases ninety days past due) as a percentage of total loans, leases and other real estate owned were .40% at June 30, 1995 and .48% at June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.)

Total other operating income, excluding securities gains, increased to $72.5 million during the second quarter of 1995, a 16.2% increase over the second quarter of 1994. This growth was led by a 27.4% increase in other service charges and fees. Other service charges and fees for the quarter included a gain of approximately $6.0 million from the sale of servicing rights for $552.9 million in residential mortgage loans, while the second quarter of 1994 included a $3.3 million gain on sales of residential mortgages by the former Cumberland Federal Bancorporation, Inc. Data processing and trust income increased 14.3% and 11.6%, respectively, over the same period in 1994.

Total operating expenses increased 4.8% during the second quarter over the similar period of 1994. Salaries, wages and employee benefits increased 8.0% over 1994. The number of full-time equivalent employees increased 1.0% (or 58) over the same period in 1994 to 5,671 at June 30, 1995. Equipment and net occupancy expenses increased 3.9% over 1994 and other operating expenses increased 1.3% over 1994. The overhead ratios (operating expenses divided by the sum of fully taxable equivalent net interest income and other operating income) were 44.9% for the second quarter 1995 and 47.4% for the second quarter of 1994.

Material Changes in Financial Condition

The material changes that have occurred in the Registrant's financial condition during 1995 are as follows ($000's):

                                  June. 30,   Dec. 31,
                                   1995        1994     $ +/-    % +/-
                                ---------------------------------------
Securities Available for Sale   $1,945,647  1,129,492   816,155   72.3
Loans and Leases                10,636,625 10,286,457   350,168    3.4
Deposits                        11,186,332 10,630,878   555,454    5.2
Other Borrowings                 2,888,257  2,452,218   436,039   17.8

The growth in securities available for sale was due in part to the securitizations and transfers of $553 million in residential mortgage loans. The growth in total loans and leases has been funded primarily through growth in total deposits and other borrowings consisting of federal funds borrowed, short-term bank notes and other short-term borrowings.

On July 21, 1995, the Registrant completed its acquisition of Falls Financial, Inc., a thrift holding company with approximately $600 million in assets headquartered in Akron, Ohio. As a result, the Registrant issued 1,479,388 new common shares and paid cash of $48,900 to the selling stockholders of Falls Financial, Inc.

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

At June 30, 1995, stockholders' equity was $1.536 billion, compared to $1.320 billion at June 30, 1994, an increase of $.216 billion, or 16.4%. Stockholders' equity as a percentage of total assets as of June 30, 1995 was 9.5%. At June 30, 1995, the Registrant had a Tier 1 risk-based capital ratio of 11.2%, a total risk-based capital ratio of 12.9% and a leverage ratio of 9.5%. At June 30, 1994, the Registrant had a Tier 1 risk-based capital ratio of 11.6%, total risk-based capital ratio of 13.6% and a leverage ratio of 9.5%.

On July 18, 1995, a subsidiary of the Registrant issued $250 million of noncallable subordinated notes due July 15, 2005, at a fixed rate of 6.75%. The proceeds will be used for general corporate purposes.

                  PART II. OTHER INFORMATION

Item 6.  Exhibits

1. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three and Six Months Ended June 30, 1995 and 1994.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIFTH THIRD BANCORP
                                   Registrant



                                   /s/ P. Michael Brumm
Date:  August 14, 1995             P. Michael Brumm,
                                   Senior Vice President and CFO