Form 10-Q
period 1995-09-30
FIFTH THIRD BANCORP
filed 1995-11-14
CIK 35527

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended September 30, 1995
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

                              YES /X/        NO / /

The number of shares outstanding of the Registrant's Common Stock, without par value, as of September 30, 1995 was 66,909,173 shares.

                       FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
     September 30, 1995 and 1994 and December 31, 1994          3

     Consolidated Statements of Income -
     Three and Nine Months Ended September 30, 1995 and 1994    5

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1995 and 1994              7

     Consolidated Statements of Changes in Stockholders'
     Equity - Nine Months Ended September 30, 1995 and 1994     9

     Notes to Consolidated Financial Statements                10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       11

Part II.  Other Information

  Item 6.  Exhibits                                            14

Fifth Third Bancorp and Subsidiaries Sept. 30,    Dec. 31,   Sept. 30,
Consolidated Balance Sheets             1995        1994        1994
($000's)                            (unaudited)             (unaudited)
ASSETS                              ----------- ----------- -----------
Cash and Due from Banks           $     561,545     695,009     587,931
Securities Available for Sale (a)     2,069,427   1,129,492   1,091,937
Securities Held to Maturity (b)       2,561,074   2,507,543   2,253,727
Other Short-Term Investments              7,540      23,765      31,053
Loans and Leases
  Commercial Loans                    3,565,736   3,045,315   3,033,639
  Construction Loans                    300,251     286,088     290,218
  Commercial Mortgage Loans             783,633     729,532     738,273
  Commercial Lease Financing            706,533     569,539     471,735
  Residential Mortgage Loans          2,291,925   2,346,931   2,259,846
  Consumer Loans                      2,882,738   2,407,261   2,370,818
  Consumer Lease Financing            1,346,874   1,133,953   1,015,700
  Unearned Income                      (285,336)   (232,162)   (198,954)
  Reserve for Credit Losses            (173,461)   (155,918)   (159,244)
                                    ----------- ----------- -----------
Total Loans and Leases               11,418,893  10,130,539   9,822,031
Bank Premises and Equipment             188,028     176,897     174,602
Accrued Income Receivable               142,204     114,039      99,513
Other Assets                            204,158     179,725     209,759
                                    ----------- ----------- -----------
Total Assets                      $  17,152,869  14,957,009  14,270,553
                                    =========== =========== ===========
LIABILITIES
Deposits
  Demand                          $   1,681,755   1,679,625   1,555,687
  Interest Checking                   1,449,289   1,486,780   1,429,208
  Savings                               707,583     637,609     662,401
  Money Market                        1,895,524   1,688,147   1,663,990
  Other Time                          4,654,969   3,863,103   4,056,431
  Certificates - $100,000 and Over      861,813     262,402     284,746
  Foreign Office                        470,919   1,013,212     974,092
                                    ----------- ----------- -----------
Total Deposits                       11,721,852  10,630,878  10,626,555
Federal Funds Borrowed                  991,916     716,312     339,232
Short-Term Bank Notes                   875,000     844,995     740,000
Other Short-Term Borrowings           1,058,000     890,911     706,222
Accrued Taxes, Interest and Expenses    328,514     194,753     206,698
Other Liabilities                       101,595     101,673     107,740
Long-Term Debt                          286,908      35,409      40,408
Convertible Subordinated Notes          143,706     143,304     143,167
                                    ----------- ----------- -----------
Total Liabilities                    15,507,491  13,558,235  12,910,022
                                    ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock (c)                        148,538     143,655     143,338
Capital Surplus                         336,413     272,999     269,099
Retained Earnings                     1,171,094   1,030,338     985,746
Unrealized Losses                       (10,667)    (48,218)    (37,652)
                                    ----------- ----------- -----------
Total Stockholders' Equity            1,645,378   1,398,774   1,360,531
Total Liabilities and               ----------- ----------- -----------
   Stockholders' Equity           $  17,152,869  14,957,009  14,270,553
                                    =========== =========== ===========
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Balance Sheets
(continued)


(a) Amortized cost:  Sept. 30, 1995 - $2,086,838,000, Dec. 31, 1994 -
      $1,203,677,000 and Sept. 30, 1994 - $1,149,863,000.

(b) Market value:  Sept. 30, 1995 - $2,575,318,000, Dec. 31, 1994 -
      $2,410,536,000 and Sept. 30, 1994 - $2,186,688,000.

(c) Stated value $2.22 per share; authorized 140,000,000; outstanding Sept. 30, 1995 - 66,909,173, Dec. 31, 1994 - 64,709,304 and
      Sept. 30, 1994 - 64,566,812.


See Notes to Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries            Three Months Ended
Consolidated Statements of Income (unaudited)     September 30,
($000's)                                     -----------------------
                                                 1995        1994
                                             ----------- -----------
Interest and Fees on Loans and Leases           $228,046     188,973
Interest on Securities
  Taxable                                         68,411      43,747
  Exempt from Income Taxes                         5,941       4,050
                                             ----------- -----------
Total Interest on Securities                      74,352      47,797
Interest on Other Short-Term Investments             343         141
                                             ----------- -----------
Total Interest Income                            302,741     236,911
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                                7,096       6,427
  Savings                                          3,632       3,677
  Money Market                                    15,971      10,444
  Other Time                                      66,200      50,935
  Certificates - $100,000 and Over                13,830       2,956
  Foreign Office                                   7,577       7,094
                                             ----------- -----------
Total Interest on Deposits                       114,306      81,533
Interest on Federal Funds Borrowed                14,618       6,755
Interest on Short-Term Bank Notes                 14,536       8,017
Interest on Other Short-Term Borrowings           10,971       6,047
Interest on Long-Term Debt and Notes               5,461       3,387
                                             ----------- -----------
Total Interest Expense                           159,892     105,739
                                             ----------- -----------
NET INTEREST INCOME                              142,849     131,172
Provision for Credit Losses                       10,698       7,263
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  132,151     123,909
OTHER OPERATING INCOME
Trust Income                                      15,619      13,848
Service Charges on Deposits                       17,488      16,228
Data Processing Income                            19,714      16,544
Other Service Charges and Fees                    23,416      16,912
Securities Gains                                   4,081          --
                                             ----------- -----------
Total Other Operating Income                      80,318      63,532
OPERATING EXPENSES
Salaries and Wages                                39,156      37,615
Employee Benefits                                 10,440       9,743
Equipment Expenses                                 4,051       3,965
Net Occupancy Expenses                             7,060       6,699
Other Operating Expenses                          38,881      36,998
                                             ----------- -----------
Total Operating Expenses                          99,588      95,020
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                       112,881      92,421
Applicable Income Taxes                           37,692      29,577
                                             ----------- -----------
NET INCOME                                        75,189      62,844
                                             =========== ===========
NET INCOME PER SHARE                             $  1.13         .98
AVERAGE SHARES OUTSTANDING (000's)                66,453      64,523
CASH DIVIDENDS DECLARED PER SHARE                $   .35         .31
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries            Nine Months Ended
Consolidated Statements of Income (unaudited)     September 30,
($000's)                                     -----------------------
                                                 1995        1994
                                             ----------- -----------
Interest and Fees on Loans and Leases           $657,972     540,394
Interest on Securities
  Taxable                                        183,663     121,502
  Exempt from Income Taxes                        17,227      11,292
                                             ----------- -----------
Total Interest on Securities                     200,890     132,794
Interest on Other Short-Term Investments             987         374
                                             ----------- -----------
Total Interest Income                            859,849     673,562
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                               20,934      18,664
  Savings                                         10,136      11,093
  Money Market                                    44,709      28,021
  Other Time                                     180,769     141,590
  Certificates - $100,000 and Over                29,493       9,626
  Foreign Office                                  40,414      12,781
                                             ----------- -----------
Total Interest on Deposits                       326,455     221,775
Interest on Federal Funds Borrowed                40,121      24,977
Interest on Short-Term Bank Notes                 41,887      12,344
Interest on Other Short-Term Borrowings           29,655      17,494
Interest on Long-Term Debt and Notes               9,487      10,655
                                             ----------- -----------
Total Interest Expense                           447,605     287,245
                                             ----------- -----------
NET INTEREST INCOME                              412,244     386,317
Provision for Credit Losses                       28,479      26,401
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  383,765     359,916
OTHER OPERATING INCOME
Trust Income                                      45,649      41,777
Service Charges on Deposits                       48,748      44,928
Data Processing Income                            54,502      46,325
Other Service Charges and Fees                    70,160      56,689
Securities Gains                                   4,110         303
                                             ----------- -----------
Total Other Operating Income                     223,169     190,022
OPERATING EXPENSES
Salaries and Wages                               113,666     108,069
Employee Benefits                                 30,847      28,149
Equipment Expenses                                12,277      12,129
Net Occupancy Expenses                            20,878      19,822
Other Operating Expenses                         114,262     112,938
                                             ----------- -----------
Total Operating Expenses                         291,930     281,107
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                       315,004     268,831
Applicable Income Taxes                          105,183      89,025
                                             ----------- -----------
NET INCOME                                       209,821     179,806
                                             =========== ===========
NET INCOME PER SHARE                            $   3.20        2.80
AVERAGE SHARES OUTSTANDING (000's)                65,582      64,310
CASH DIVIDENDS DECLARED PER SHARE               $   1.05         .89
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,  ($000's)
                                                           1995       1994
---------------------------------------------------------------------------
Operating Activities
---------------------------------------------------------------------------
Net Income                                             $209,821    179,806
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Provision for Credit Losses                          28,479     26,401
    Depreciation, Amortization and Accretion             19,391     23,574
    Provision for Deferred Income Taxes                  17,358     27,407
    Realized Securities Gains                            (4,119)      (555)
    Realized Securities Losses                                9        252
    Proceeds from Sales of Residential Mortgage
      Loans Held for Sale                               203,272    582,311
    Net Gains from Sales of Residential Mortgage
      Loans Held for Sale                                (3,025)    (9,723)
    Net Increase in Residential Mortgage Loans
      Held for Sale                                    (275,132)  (494,797)
    Net Decrease (Increase) in Accrued Income
      Receivable                                        (24,633)       765
    Net Decrease (Increase) in Other Assets              15,970    (34,328)
    Net Increase in Accrued Taxes, Interest and
      Expenses                                           94,146     14,186
    Net Increase (Decrease) in Other Liabilities         (9,946)    19,432
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities               271,591    334,731
---------------------------------------------------------------------------
Investing Activities
Proceeds from Sales of Securities Available
    for Sale                                            113,539    125,842
Proceeds from Calls, Paydowns and Maturities of
    Securities Available for Sale                       152,470    244,011
Purchases of Securities Available for Sale             (460,025)  (555,954)
Proceeds from Sales of Securities Held to Maturity           --     62,487
Proceeds from Calls, Paydowns and Maturities of
    Securities Held to Maturity                         415,922    430,331
Purchases of Securities Held to Maturity               (445,958)  (671,969)
Net Decrease (Increase) in
    Other Short-Term Investments                         37,948    (19,916)
Net Increase in Loans and Leases                     (1,335,794)  (813,412)
Purchases of Bank Premises and Equipment                (19,680)   (20,251)
Proceeds from Disposal of Bank Premises
    and Equipment                                         2,148        836
Net Cash Acquired in Purchase of Subsidiaries           (30,313)   (10,012)
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                (1,569,743)(1,228,007)
---------------------------------------------------------------------------

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30,  ($000's)
(continued)                                                1995       1994
---------------------------------------------------------------------------
Financing Activities
Net Increase in Deposits                                216,071    774,781
Purchase of Deposits                                    271,435    294,126
Net Increase (Decrease) in Federal Funds Borrowed       313,309   (692,332)
Net Increase in Short-Term Bank Notes                    30,005    740,000
Net Increase in Other Short-Term Borrowings             146,105     44,748
Issuance of Long-Term Debt                              266,556         --
Repayment of Long-Term Debt Assumed in Acquisition           --     (2,402)
Repayment of Long-Term Debt                             (15,115)  (225,110)
Payment of Cash Dividends                               (65,713)   (52,346)
Exercise of Stock Options                                 2,170      4,804
Other                                                      (135)        46
---------------------------------------------------------------------------
Net Cash Provided by Financing Activities             1,164,688    886,315
---------------------------------------------------------------------------
Decrease in Cash and Due from Banks                    (133,464)    (6,961)
Cash and Due from Banks at Beginning of Period          695,009    594,892
---------------------------------------------------------------------------
Cash and Due from Banks at End of Period               $561,545    587,931
===========================================================================
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Changes
In Stockholders' Equity (unaudited)
For the Nine Months Ended September 30  ($000's)
                                                      1995        1994
                                               ----------- -----------

Balance at January 1                         $   1,398,774   1,277,660
Net Income                                         209,821     179,806
Cash Dividends Declared:
  Fifth Third Bancorp (1995 - $1.05 Per
  Share and 1994 - $.89 Per Share)                 (69,071)    (55,783)
  Pooled Acquisition                                    --      (1,063)
Stock Options Exercised,
  Including Treasury Shares Issued                   2,170       6,696
Shares Acquired for Treasury                           (70)        (31)
Stock Issued in Acquisitions                        66,203       3,323
Change in Unrealized Gains/Losses on
  Securities Available for Sale                     37,551     (50,077)
                                               ----------- -----------
Balance at September 30                      $   1,645,378   1,360,531
                                               =========== ===========



See Notes to Consolidated Financial Statements

                   FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial information as of December 31, 1994 has been derived from the audited consolidated financial statements of the Registrant.

2. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1995 and 1994, and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

3. The results of operations and cash flows for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

5. The Registrant adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," during the third quarter of 1995. This statement requires an entity that sells or securitizes mortgage loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Resulting capitalized mortgage servicing rights must be assessed for impairment periodically based on fair value, with any impairment recognized through a valuation allowance. The effect of adoption of SFAS No. 122 was to increase gains on sales of mortgage loans by $2.5 million (pre-tax) during the third quarter of 1995.

6. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $24,659,000, $4,168,000 and $28,864,000 at September 30, 1995, December 31, 1994
     and September 30, 1994, respectively.

7. In the first nine months of 1995, the Registrant paid $411,120,000 in interest and $52,000,000 in Federal income taxes. In the first nine months of 1994, the Registrant paid $268,899,000 in interest and $60,500,000 in Federal income taxes. In the first nine months of 1995 and 1994, respectively, the Registrant had noncash investing activities consisting of the securitization of $553,149,000 and $351,799,000 of residential mortgage loans.

8. On January 20, 1995, the Registrant acquired Mutual Federal Savings Bank of Miamisburg (Ohio), A Stock Savings Bank, with $78 million in assets. On July 21, 1995, the Registrant acquired Falls Financial, Inc., with assets of $573 million. On September 8, 1995, the Registrant acquired the $49 million Bank of Naples. Each of these transactions were stock-for-stock exchanges accounted for as poolings of interests. The Consolidated Financial Statements for prior periods have not been restated due to immateriality.

9. On June 23, 1995, the Registrant purchased the deposits and fixed assets of the Banc One branch in Lebanon, Ohio. On September 22, 1995, the Registrant purchased loans, deposits and the fixed assets of the seven branches of the Dayton, Ohio division of PNC Bank.

10. In September, 1995, the Registrant reached a definitive agreement to acquire $1.4 billion in deposits and 28 Cleveland-area offices from First Nationwide Bank. This acquisition is expected to close in the first quarter of 1996, pending regulatory and shareholder approvals.

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

RESULTS OF OPERATIONS

The Registrant's net income was $75,189,000 for the third quarter of 1995, compared to $62,844,000 for the same period in 1994. Third quarter earnings per share were $1.13, a 15.3% increase over last year's $.98.

Total assets were $17.2 billion at quarter end, compared to 1994's third quarter-end assets of $14.3 billion. For the third quarter of 1995, return on average equity was 18.4% and return on average assets was 1.80%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Registrant's net interest income on a fully taxable equivalent basis for the third quarter of 1995 was $151.2 million, a 9.7% increase over the $137.7 million realized in the same period of 1994. This increase resulted from an 18.6% increase in average interest-earning assets, offset by a decrease of 31 basis points in the net interest margin.

Total loans and leases increased 16.1% over last year. Commercial loans and leases were up 17.4%, led by commercial leases, up 49% and commercial loans, up 17.3%. Retail loans and leases were up 15.2% since September 30, 1994, led by consumer leases, up 32.2%, and installment loans, up 21.7%. Since September 30, 1994, the Bancorp has sold or securitized approximately $776 million in residential mortgage loans to improve liquidity and limit interest rate risk. Originations during that same period exceeded $802 million.

The provision for credit losses was $10.7 million in the third quarter of 1995 and $7.3 million in the third quarter of 1994. The reserve for credit losses as a percentage of loans and leases outstanding was 1.50% at September 30, 1995 and 1.60% at September 30, 1994. Nonperforming assets as a percentage of total loans, leases and other real estate owned were .24% at September 30, 1995 and .31% at September 30, 1994.

Total other operating income, excluding securities gains, increased to $76.2 million for the third quarter of 1995, a 20.0% increase over the third quarter of 1994. This growth was led by a 38.5% increase in other service charges and fees. Other service charges and fees for the quarter included a gain of approximately $2.5 million from the adoption of SFAS No. 122 and a gain of approximately $1 million on the sale of other real estate owned. Data processing and trust income increased 19.2% and 12.8%, respectively, over the same period in 1994.

Total operating expenses increased 4.8% during the third quarter over the similar period of 1994. Salaries, wages and employee benefits increased 4.7% over 1994. The number of full-time equivalent employees increased 4.4% (or 252) over the same period in 1994 to 5,920 at September 30, 1995. Nearly all of the increase in full-time equivalent employees is due to acquisitions. Equipment and net occupancy expenses increased 4.2% over 1994 and other operating expenses increased 5.1% over 1994. The overhead ratios (operating expenses divided by the sum of fully taxable equivalent net interest income and other operating income) were 43.0% and 47.2% for the third quarters of 1995 and 1994, respectively.

The FDIC lowered the federal deposit insurance premium on most of the Registrant's deposits from 23 cents to 4 cents per $100 of deposits in September of 1995. However, Congress is currently considering a special, one-time assessment on thrifts that could also apply to the deposits that the Registrant has acquired from thrifts over the years. If enacted in its present form, the assessment could result in a one-time, pre-tax charge of up to $21 million in the fourth quarter of 1995, which could be offset by lower ongoing insurance costs in the future.

MATERIAL CHANGES IN FINANCIAL CONDITION

The material changes that have occurred in the Registrant's financial condition during 1995 are as follows ($000's):

                                 Sept. 30,   Dec. 31,
                                   1995        1994     $ +/-    % +/-
                               ---------------------------------------
Securities Available for Sale  $ 2,069,427  1,129,492   939,935   83.2
Loans and Leases                11,592,354 10,286,457 1,305,897   12.7
Deposits                        11,721,852 10,630,878 1,090,974   10.3
Long-Term Debt                     286,908     35,409   251,499  710.3

The growth in securities available for sale was due primarily to the securitization and transfer of $553 million in residential mortgage loans. Loan and lease origination volume was strong, funded primarily through core deposits, with approximately $875 million in deposits acquired during 1995. Additional loan growth was funded through short-term and long-term borrowings. During the third quarter of 1995, the Registrant issued $250 million in 6.75% subordinated debt through its lead bank in Cincinnati. This debt matures in 2005 and qualifies as total risk-based capital for regulatory purposes.

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

At September 30, 1995, stockholders' equity was $1.645 billion, compared to $1.360 billion at September 30, 1994, an increase of $.285 billion, or 20.9%. Stockholders' equity as a percentage of total assets as of September 30, 1995 was 9.6%. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. At September 30, 1995, the Registrant had a Tier 1 risk-based capital ratio of 11.0%, a total risk-based capital ratio of 14.3% and a leverage ratio of 9.5%. At September 30, 1994, the Registrant had a Tier 1 risk-based capital ratio of 11.6%, total risk-based capital ratio of 13.6% and a leverage ratio of 9.5%. The Registrant, as well as each of it's bank subsidiaries, had Tier 1, total capital and leverage ratios above the well capitalized levels at September 30, 1995.

ITEM 6.  EXHIBITS

1. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three and Nine Months Ended September 30, 1995 and 1994.

2. Exhibit No. 27 - Financial Data Schedule for the Nine Months Ended September 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIFTH THIRD BANCORP
                                   Registrant


                                   /s/P. Michael Brumm
Date:  November 13, 1995           P. Michael Brumm,
                                   Executive Vice President and CFO