Form 10-K405
period 1995-12-31
FIFTH THIRD BANCORP
filed 1996-02-28
CIK 35527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1995            Commission File Number 0-8076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $3,297,167,024 as of February 1, 1996. (NOTE 1)

The number of shares outstanding of the Registrant's Common Stock, without par value, as of February 1, 1996 was 100,447,368 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1995 Annual Report to Stockholders:                          Parts I, II and IV

Proxy Statement for 1996 Annual Meeting of Stockholders:     Parts III and IV

NOTE 1: In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1995, voting stock owned of record by its directors and principal executive officers, stockholders owning greater than 10% of the voting stock, and voting stock held by Registrant's trust departments in a fiduciary capacity.

                                 Total Pages:

                               FIFTH THIRD BANCORP

                          1995 FORM 10-K ANNUAL REPORT

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

                                     PART I

ITEM 1.  BUSINESS

                                  ORGANIZATION

Registrant was organized in 1974 under the laws of the State of Ohio. It began operations in 1975 upon reorganization of its principal subsidiary, The Fifth Third Bank. The executive offices of the Registrant are located in Cincinnati, Ohio. The Registrant is a multi-bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is registered as such with the Board of Governors of the Federal Reserve System. The Registrant is also a multi-savings-and-loan holding company and is registered with the Office of Thrift Supervision. Registrant has sixteen wholly-owned subsidiaries: Fifth Third Kentucky Bank Holding Company; The Fifth Third Bank; The Fifth Third Bank of Columbus Ohio; The Fifth Third Bank of Northwestern Ohio, N.A.; The Fifth Third Bank of Southern Ohio; The Fifth Third Bank of Western Ohio; Fifth Third Bank of Northeastern Ohio; Fifth Third Savings Bank of Northern Ohio, FSB; Fifth Third Bank of Florida; Fifth Third Bank of Northern Kentucky, Inc.; Fifth Third Bank of Kentucky, Inc.; The Fifth Third Savings Bank of Western Kentucky, FSB; Fifth Third Community Development Company; Fifth Third Investment Company; and Fountain Square Insurance Company. Unless the context otherwise indicates the term "Company" as used herein means the Registrant and the term "Bank" means its wholly-owned subsidiary, The Fifth Third Bank.

As of December 31, 1995, the Company's consolidated total assets were $17,052,883,000 and stockholders' equity totalled $1,724,575,000.

The Bank has four wholly-owned subsidiaries: Midwest Payment Systems, Inc.; Fifth Third Securities, Inc.; The Fifth Third Company; and The Fifth Third Leasing Company.


                               ACQUISITIONS

The Company is the result of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, and Florida. The Company made the following acquisitions during 1995:

On January 20, 1995, the Company acquired Mutual Federal Savings Bank of Miamisburg (Ohio), A Federal Savings Bank, with total assets of approximately $78 million, in a transaction accounted for as a pooling of interests.

On June 23, 1995, the Company purchased approximately $16 million in deposits and the fixed assets of the Lebanon, Ohio branch of Bank One.

On July 21, 1995, the Company acquired Falls Financial, Inc., with consolidated assets of approximately $573 million, and its wholly-owned subsidiary, Falls Savings Bank, FSB ("Falls FSB") in a transaction accounted for as a pooling of interests.

On September 8, 1995, the Company acquired Bank of Naples (Florida), with total assets of approximately $49 million, in a transaction accounted for as a pooling of interests. Concurrent with this transaction, Fifth Third Trust Co. & Savings Bank, FSB retained the bank charter of Bank of Naples and was renamed Fifth Third Bank of Florida.

On September 22, 1995, the Company purchased the Dayton Division of PNC Bank
(Ohio). The offices, with approximately $256 million in deposits and $215 million in assets, were merged into the Bank's branch network.

On November 17, 1995, the Company purchased approximately $118 million in deposits and the fixed assets of several offices of Bank One, Cincinnati.

In August of 1995, the Company entered into a merger agreement with Kentucky Enterprise Bancorp, Inc., with $280 million in assets. In October of 1995 the Company entered into an agreement with NBD Bank (Ohio), a subsidiary of NBD Bancorp, Inc. to acquire 25 offices with deposits of $542 million in Columbus and Dayton. These transactions are expected to be completed in the first quarter of 1996.

On January 19, 1996, the Company purchased approximately $1.4 billion in deposits and the fixed assets of 28 Cleveland-area offices from 1st Nationwide Bank. The acquisition price of the deposits, offices and other fixed assets was approximately $136 million.

                                  COMPETITION

There are hundreds of commercial banks, savings and loans and other financial services providers in Ohio, Kentucky, Indiana, Florida and nationally, which provide strong competition to the Company's banking subsidiaries. As providers of a full range of financial services, these subsidiaries compete with national and state banks, savings and loan associations, securities dealers, brokers, mortgage bankers, finance and insurance companies, and other financial service companies. With respect to data processing services, the Bank's data processing subsidiary, Midwest Payment Systems, Inc., competes with other electronic fund transfer (EFT) service providers such as Deluxe Data Services, EDS and Electronic Payment Systems and other merchant processing providers such as FDR, NPC and FIRST USA.

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

The Company's subsidiary state banks are primarily subject to the laws of the state in which each is located, the Board of Governors of the Federal Reserve System and/or the Federal Deposit Insurance Corporation. The subsidiary bank which is organized under the laws of the United States is primarily subject to regulation by the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company, as a savings and loan holding company, and its savings and loan subsidiaries are subject to regulation by the Office of Thrift Supervision.

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

                               EMPLOYEES

As of December 31, 1995, there were no employees of the Company. Subsidiaries of the Company employed 6,432 employees--1,042 were officers and 1,270 were part-time employees.


                          STATISTICAL INFORMATION

Pages 6 to 12 contain statistical information on the Company and its subsidiaries.

                           SECURITIES PORTFOLIO

The securities portfolio as of December 31 for each of the last five years, and the maturity distribution and weighted average yield of securities as of December 31, 1995, are incorporated herein by reference to the securities tables on page 32 of the Company's 1995 Annual Report to Stockholders attached to this filing as Exhibit 13.

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

          Under 1 year                       2.48%
          1 - 5 years                        2.56%
          6 - 10 years                       2.63%
          Over 10 years                      2.95%
          Total municipal securities         2.56%


                             AVERAGE BALANCE SHEETS

The average balance sheets are incorporated herein by reference to Table 1 on pages 28 and 29 of the Company's 1995 Annual Report to Stockholders attached to this filing as Exhibit 13.


           ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 28 through 30 of the Company's 1995 Annual Report to Stockholders attached to this filing as Exhibit 13.

Types of Loans and Leases
-------------------------
A summary of loans and leases by major category as of December 31 follows ($000's):
                                          1995          1994        1993         1992         1991
                                         ------        ------      ------       ------       ------
Commercial, financial and
  agricultural loans                    $3,584,124    3,045,315    2,685,558    2,490,077    2,212,069
Real estate - construction loans           312,098      286,088      342,177      330,587      306,655
Real estate - mortgage loans             2,769,178    3,076,463    3,434,496    2,964,402    1,919,438
Consumer loans                           3,062,697    2,407,261    2,090,154    1,713,842    1,517,022
Lease financing                          2,288,573    1,703,492    1,170,231      737,186      478,125
                                        ----------     ---------  ----------   ----------   ----------
Loans and leases, gross                 12,016,670   10,518,619    9,722,616    8,236,094    6,433,309
Unearned income                           (326,027)    (232,162)    (155,718)    (120,504)    (107,391)
Reserve for credit losses                 (177,388)    (155,918)    (144,537)    (121,452)     (97,319)
                                        ----------     ---------  ----------   ----------   ----------
Loans and leases, net                  $11,513,255   10,130,539    9,422,361    7,994,138    6,228,599
                                        ==========    =========   ==========   ==========   ==========

Maturities and Sensitivity of Loans to Changes in Interest Rates
-------------------------------------------------------------------
The remaining maturities of the loan portfolio distributed to reflect expected cash flows
(excluding residential mortgage and consumer loans) at December 31, 1995, and the sensitivity of loans to interest rate changes for loans due after one year was as follows ($000's):
                                       Commercial,
                                        Financial
                                           and      Real Estate  Real Estate
                                      Agricultural Construction  Commercial
                                          Loans         Loans       Loans        Total
                                      ------------ ------------ ------------ ------------
Due in one year or less                 $1,994,810      112,569      106,801    2,214,180
Due after one year through five years    1,253,772      119,835      396,274    1,769,881
Due after five years                       335,542       79,694      291,192      706,428
                                        ----------   ----------     --------   ----------
    Total                               $3,584,124      312,098      794,267    4,690,489
                                        ==========   ==========     ========   ==========
Loans due after one year:
 Predetermined interest rate              $988,656      190,730      509,524    1,688,910
                                        ==========   ==========     ========   ==========
 Floating or adjustable interest rate     $600,658        8,799      177,942      787,399
                                        ==========   ==========     ========   ==========

Risk Elements
-------------
Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated.  It is the Company's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due.  Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection.  The following table presents data concerning loans and leases at risk at
December 31, 1995 and previous years ($000's):

                                              1995        1994         1993         1992         1991
                                            ------       ------       ------       ------       ------
Nonaccrual loans and leases                $37,049       20,725       18,961       32,772       70,618

Loans and leases contractually
  past due ninety days or more as
  to interest, principal or rental
  payments                                  20,455       13,237       10,444       21,804       27,699

Loans and leases renegotiated to
  provide a reduction or deferral of
  interest, principal or rental payments
  because of the financial position
  deterioration of the borrower                506          443        2,378        3,693        4,370

Loans and leases now current
  where there are serious doubts
  as to the ability of the
  borrower to comply with present
  repayment terms                           39,621       35,254       35,992       35,097       32,819

For calendar year 1995, interest income of $1,066,000 was recorded on nonaccrual and renegotiated loans and leases.  Additional interest income of $2,271,000 would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.

Summary of Credit Loss Experience
------------------------------------
A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off was as follows ($000's):

                                          1995          1994        1993         1992         1991
                                         ------        ------      ------       ------       ------
Loans and leases outstanding at
 December 31                           $11,690,643   10,286,457    9,566,898    8,115,590    6,325,918
                                       ============  ===========  ===========  ===========  ===========
Average loans and leases outstanding   $10,960,757    9,902,901    8,869,432    7,189,975    6,246,679
                                       ============  ===========  ===========  ===========  ===========
Reserve for credit losses, January 1      $155,918      144,537      121,452       97,319       90,242
                                          ---------    ---------    ---------    ---------    ---------
Losses charged off:
  Commercial, financial and
   agricultural loans                       (6,596)      (8,793)     (12,113)     (24,156)     (22,380)
  Real estate - construction loans              --           --           --           --           --
  Real estate - mortgage loans              (3,697)      (3,485)      (7,174)      (6,488)     (11,994)
  Consumer loans                           (26,330)     (16,416)     (16,035)     (22,164)     (26,473)
  Lease financing                           (5,084)      (2,252)      (1,850)      (1,910)      (2,556)
                                          ---------    ---------    ---------    ---------    ---------
      Total losses                         (41,707)     (30,946)     (37,172)     (54,718)     (63,403)
                                          ---------    ---------    ---------    ---------    ---------
Recoveries of losses previously
 charged off:
  Commercial, financial and
   agricultural loans                        1,443        1,795        2,103        1,109        1,580
  Real estate - construction loans              --           --           --           --           --
  Real estate - mortgage loans                 611        3,006          564          462          398
  Consumer loans                             8,399        7,898        6,793        6,883        5,202
  Lease financing                            1,393          773          638          499          538
                                          ---------    ---------    ---------    ---------    ---------
      Total recoveries                      11,846       13,472       10,098        8,953        7,718
                                          ---------    ---------    ---------    ---------    ---------
Net losses charged off:
  Commercial, financial and
   agricultural loans                       (5,153)      (6,998)     (10,010)     (23,047)     (20,800)
  Real estate - construction loans              --           --           --           --           --
  Real estate - mortgage loans              (3,086)        (479)      (6,610)      (6,026)     (11,596)
  Consumer loans                           (17,931)      (8,518)      (9,242)     (15,281)     (21,271)
  Lease financing                           (3,691)      (1,479)      (1,212)      (1,411)      (2,018)
                                          ---------    ---------    ---------    ---------    ---------
      Total net losses charged off         (29,861)     (17,474)     (27,074)     (45,765)     (55,685)
                                          ---------    ---------    ---------    ---------    ---------
LOC contract                                    --       (7,800)          --           --           --
Reserve of acquired banks                    8,369          875        2,122        3,798          298
Provision charged to operations             42,962       35,780       48,037       66,100       62,464
                                          ---------    ---------    ---------    ---------    ---------
Reserve for credit losses, December 31    $177,388      163,718      144,537      121,452       97,319
                                          =========    =========    =========    =========    =========

Summary of Credit Loss Experience, continued
--------------------------------------------
                                          1995          1994        1993         1992         1991
                                         ------        ------      ------       ------       ------
Reserve for credit losses,
 December 31:
  Commercial, financial and
   agricultural loans                      $92,988       72,906       71,825       66,260       49,358
  Real estate - construction loans           5,033        5,405        6,442        6,096           --
  Real estate - mortgage loans              30,392       26,298       23,397       16,638       20,182
  Consumer loans                            32,126       36,272       33,450       26,997       23,428
  Lease financing                           16,849       15,037        9,423        5,461        4,351
                                          ---------    ---------    ---------    ---------    ---------
     Total reserve for
      credit losses                       $177,388      155,918      144,537      121,452       97,319
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

The distribution of loans and leases by type, the ratio of net charge-offs to average loans and leases outstanding and the ratio of the reserve for credit losses to loans and leases outstanding is as follows:
                                             1995         1994         1993         1992         1991
                                            ------       ------       ------       ------       ------
Percentage of loans and leases to total
 loans and leases at December 31
   Commercial, financial and
    agricultural loans                        30.5 %       29.5         28.0         30.5         34.8
   Real estate - construction loans            2.7          2.8          3.6          4.1          4.8
   Real estate - mortgage loans               23.7         29.9         35.8         36.5         30.4
   Consumer loans                             26.2         23.4         21.9         21.1         23.7
   Lease financing                            16.9         14.4         10.7          7.8          6.3
                                            ------       ------       ------       ------       ------
      Total                                  100.0 %      100.0        100.0        100.0        100.0
                                            ------       ------       ------       ------       ------
Ratio of net charge-offs during year to
 average loans and leases outstanding during
 year
   Commercial, financial and
    agricultural loans                        0.15 %       0.24         0.38         0.98         0.92
   Real estate - construction loans             --           --           --           --           --
   Real estate - mortgage loans               0.10         0.01         0.21         0.25         0.63
   Consumer loans                             0.68         0.38         0.49         0.96         1.44
   Lease financing                            0.22         0.12         0.15         0.29         0.54
      Weighted Average Ratio                  0.27         0.18         0.31         0.64         0.89

Reserve for Credit Losses
-------------------------

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

The amount provided for credit losses exceeded actual net charge-offs by $13,101,000 in 1995, $18,306,000 in 1994 and $20,963,000 in 1993.

Management reviews the reserve on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the reserve at December 31, 1995 of $177,388,000 is adequate.


Maturity Distribution of Domestic Certificates of Deposit of $100,000
---------------------------------------------------------------------
 and Over at December 31, 1995 ($000's)
 --------------------------------------

         Three months or less                                  $456,803
         Over three months through six months                   149,296
         Over six months through twelve months                   69,059
         Over twelve months                                      29,810
                                                               --------
           Total certificates - $100,000 and over              $704,968
                                                               ========

Note: Foreign office deposits are denominated in amounts greater then $100,000.

Return on Equity and Assets
---------------------------

The following table presents certain operating ratios:

                                           1995        1994        1993
                                          ------      ------      ------
Return on assets (A)                       1.78%       1.77        1.71

Return on equity (B)                       18.1%       18.6        17.8

Dividend payout ratio (C)                  33.9%       32.3        31.7

Equity to assets ratio (D)                 9.82%       9.50        9.61
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

The Company, through its subsidiary banks and savings banks, seven located in Ohio, three in Kentucky, one in Indiana and one in Florida, operate 384 banking centers, of which 191 are owned and 193 are leased. The properties owned are free from mortgages and encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Page 1 of Registrant's 1995 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 37 of Registrant's 1995 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 28 through 36 of Registrant's 1995 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to pages 15 through 27 and page 37 of Registrant's 1995 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning Directors is incorporated herein by reference under the caption "ELECTION OF DIRECTORS" of the Registrant's 1996 Proxy Statement. The names, ages and positions of the Executive Officers of the Company as of January 31, 1996 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

                              CURRENT POSITION and
Name and Age                  Business Experience During Past 5 Years

George A. Schaefer, Jr., 50   PRESIDENT AND CEO.  President and Chief
                              Executive Officer of the Company and the Bank since January, 1991. Previously, Mr.
                              Schaefer was President and COO of the
                              Company and the Bank.

George W. Landry, 55          EXECUTIVE VICE PRESIDENT.  Executive Vice
                              President of the Company and the Bank.

Stephen J. Schrantz, 47       EXECUTIVE VICE PRESIDENT.  Executive Vice
                              President of the Company and the Bank.

Michael D. Baker, 45          EXECUTIVE VICE PRESIDENT.  Executive Vice
                              President of the Company and the Bank since
                              August, 1995.  Previously, Mr. Baker was
                              Senior Vice President of the Company since
                              March, 1993, and of the Bank.

P. Michael Brumm, 48          EXECUTIVE VICE PRESIDENT AND CHIEF
                              FINANCIAL OFFICER.  Executive Vice
                              President of the Company and the Bank since
                              August, 1995.  Previously, Mr. Brumm was
                              CFO of the Company and the Bank and Senior
                              Vice President of the Bank.

Robert P. Niehaus, 49         EXECUTIVE VICE PRESIDENT.  Executive Vice
                              President of the Company and the Bank since
                              August, 1995.  Previously, Mr. Niehaus was
                              Senior Vice President of the Company since
                              March, 1993, and Senior Vice President of the Bank.

Michael K. Keating, 40        EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL
                              AND SECRETARY. Executive Vice President of the Company and the Bank since August, 1995 and Secretary of the Company and the Bank since January, 1994. Previously, Mr.
                              Keating was Senior Vice President and
                              General Counsel of the Company since March,
                              1993, and Senior Vice President and Counsel of the Bank. Mr. Keating is a son of Mr.
                              William J. Keating, Director.

                              CURRENT POSITION and
Name and Age                  Business Experience During Past 5 Years

Robert J. King, Jr., 40       SENIOR VICE PRESIDENT.  Senior Vice
                              President of the Company since March, 1995, and President and CEO of Fifth Third Bank of Northwestern Ohio, N.A.

James R. Gaunt, 50            SENIOR VICE PRESIDENT.  Senior Vice
                              President of the Company since March, 1994, and President and CEO of Fifth Third Bank of Kentucky, Inc. since August, 1994.
                              Previously, Mr. Gaunt was Senior Vice
                              President of the Bank.

Neal E. Arnold, 35            TREASURER.  Treasurer of the Company and
                              the Bank, and Senior Vice President of the Bank since April, 1993. Previously, Mr.
                              Arnold was Vice President of the Bank.

Gerald L. Wissel, 39          AUDITOR.  Auditor of the Company and the
                              Bank, and Senior Vice President of the Bank since November 1991. Previously, Mr.
                              Wissel was Vice President of the Bank.

Roger W. Dean, 33             CONTROLLER.  Controller of the Company and
                              Vice President of the Bank since June,
                              1993.  Previously, Mr. Dean was with
                              Deloitte & Touche LLP, independent public accountants.

Paul L. Reynolds, 34          ASSISTANT SECRETARY.  Assistant Secretary
                              of the Company since March, 1995, and Vice
                              President, General Counsel and Assistant
                              Secretary of the Bank since January, 1995.
                              Previously, Mr. Reynolds was Vice
                              President, Counsel and Assistant Secretary of the Bank.



ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" of the Registrant's 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS, AND EXECUTIVE COMPENSATION" of the Registrant's 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" of the Registrant's 1996 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  Documents Filed as Part of the Report                   PAGE

    1.  Index to Financial Statements

        Consolidated Statements of Income for the
        Years Ended December 31, 1995, 1994 and 1993          *

        Consolidated Balance Sheets, December 31, 1995
        and 1994                                              *

        Consolidated Statements of Changes in
        Stockholders' Equity for the Years Ended
        December 31, 1995, 1994 and 1993                      *

        Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1995, 1994 and 1993          *

        Notes to Consolidated Financial Statements            *

    * Incorporated by reference to pages 15 through 27 of Registrant's 1995 Annual Report to Stockholders attached to this filing as Exhibit 13.

    2.  Financial Statement Schedules

        The schedules for Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

    3.  Exhibits

        EXHIBIT
           NO.

        3-      Amended Articles of Incorporation and Code of Regulations (a)

        10(a)- Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (b)

        10(b)-  Fifth Third Bancorp 1990 Stock Option Plan (c)

        10(c)-  Fifth Third Bancorp 1987 Stock Option Plan (d)

        10(d)-  Fifth Third Bancorp 1982 Stock Option Plan (e)

        10(e)- Fifth Third Bancorp Stock Option Plan for Employees of The Fifth Third Bank of Miami Valley, National Association (f)

        10(f)- Fifth Third Bancorp Stock Option Plan for Employees of The Fifth Third Bank of Eastern Indiana (g)

        10(g)- Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee (h)

        10(h)- Fifth Third Bancorp Amended and Restated Stock Option Plan for Employees and Directors of The TriState Bancorp (i)

        10(i)-  Fifth Third Bancorp 1993 Discount Stock Purchase Plan (j)

        10(j)- Fifth Third Bancorp Amended and Restated Stock Incentive Plan for selected Executive Officers, Employees and Directors of The Cumberland Federal Bancorporation, Inc. (k)

        10(k)-  Fifth Third Bancorp Master Profit Sharing Plan (l)

        10(l)- Fifth Third Bancorp Amended and Restated Stock Option and Incentive Plan for Selected Executive Officers, Employees and Directors of Falls Financial, Inc. (m)

        11- Computation of Consolidated Net Income Per Share for the Years Ended December 31, 1995, 1994, 1993, 1992 and 1991

        13-     Fifth Third Bancorp 1995 Annual Report to Stockholders

        21-     Fifth Third Bancorp Subsidiaries

        23-     Independent Auditors' Consent

b)  Reports on Form 8-K

    NONE.
____________________
(a) Incorporated by reference to Registrant's Registration Statement, Exhibits 3.1 and 3.2, on Form S-4, Registration No. 33-19965 which is effective.

(b) Incorporated in this Form 10-K Annual Report by reference to Form 10-K filed for fiscal year ended December 31, 1985.

(c) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-34075, which is effective.

(d) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-13252, which is effective.

(e) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 2-98550, which is effective.

(f) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-20888, which is effective.

(g) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission on November 18, 1992 a Form 8-K Current Report as an exhibit to a Registration Statement on Form S-8, Registration No. 33-30690, which is effective.

(h) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission on November 18, 1992 a Form 8-K Current Report dated November 16, 1992 and as
               Exhibit 4.1 to a Registration Statement on Form S-3, Registration No. 33-54134, which is effective.

(i) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-51679, which is effective.

(j) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-60474, which is effective.

(k) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-55223, which is effective.

(l) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-55553, which is effective.

(m) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-61149, which is effective.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)

/s/George A. Schaefer, Jr.                                     February 20, 1996
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 20, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/P. Michael Brumm                     /s/Roger W. Dean
P. Michael Brumm                        Roger W. Dean
Executive Vice President and CFO        Controller
(Chief Financial Officer)               (Principal Accounting Officer)

/s/John F. Barrett                          /s/Michael H. Norris
John F. Barrett      Ivan W. Gorr           Michael H. Norris
Director             Director               Director


                     /s/Joseph H. Head, Jr. /s/James E. Rogers
Milton C. Boesel, Jr.Joseph H. Head, Jr.    James E. Rogers
Director             Director               Director


/s/Clement L. Buenger/s/Joan R. Herschede   /s/Brian H. Rowe
Clement L. Buenger   Joan R. Herschede      Brian H. Rowe
Director             Director               Director


/s/Gerald V. Dirvin                         /s/George A. Schaefer, Jr.
Gerald V. Dirvin     William G. Kagler      George A. Schaefer, Jr.
Director             Director               Director


                     /s/William J. Keating  /s/John J. Schiff, Jr.
Thomas B. Donnell    William J. Keating     John J. Schiff, Jr.
Director             Director               Director


                     /s/James D. Kiggen     /s/Dennis J. Sullivan, Jr.
Richard T. Farmer    James D. Kiggen        Dennis J. Sullivan, Jr.
Director             Director               Director


/s/John D. Geary     /s/Robert B. Morgan    /s/Dudley S. Taft
John D. Geary        Robert B. Morgan       Dudley S. Taft
Director             Director               Director