Form 10-Q
period 1996-03-31
FIFTH THIRD BANCORP
filed 1996-05-10
CIK 35527

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended March 31, 1996
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

                              YES /X/        NO / /

The number of shares outstanding of the Registrant's Common Stock, without par value, as of March 31, 1996 was 102,292,666 shares.

                       FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
     March 31, 1996 and 1995 and December 31, 1995

     Consolidated Statements of Income -
     Three Months Ended March 31, 1996 and 1995

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1996 and 1995

     Consolidated Statements of Changes in Stockholders'
     Equity - Three Months Ended March 31, 1996 and 1995

     Notes to Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote
           of Security Holders

  Item 6.  Exhibits

Fifth Third Bancorp and Subsidiaries  Mar. 31,    Dec. 31,    Mar. 31,
Consolidated Balance Sheets             1996        1995        1995
($000's)                            (unaudited)             (unaudited)
ASSETS                              ----------- ----------- -----------
Cash and Due from Banks           $     470,337     628,535     603,430
Securities Available for Sale (a)     5,436,077   4,151,178   1,216,986
Securities Held to Maturity (b)         185,987     187,091   2,592,523
Other Short-Term Investments             20,756       6,822     133,742
Loans and Leases
  Commercial Loans                    3,787,480   3,584,124   3,256,010
  Construction Loans                    320,563     312,098     296,538
  Commercial Mortgage Loans             795,161     794,267     730,046
  Commercial Lease Financing            842,975     830,644     582,666
  Residential Mortgage Loans          2,300,654   1,974,911   2,462,574
  Consumer Loans                      2,802,889   3,062,697   2,423,900
  Consumer Lease Financing            1,599,593   1,457,929   1,230,855
  Unearned Income                      (345,055)   (326,027)   (253,974)
  Reserve for Credit Losses            (181,006)   (177,388)   (161,466)
                                    ----------- ----------- -----------
Total Loans and Leases               11,923,254  11,513,255  10,567,149
Bank Premises and Equipment             219,669     195,990     178,568
Accrued Income Receivable               146,375     133,998     118,739
Other Assets                            467,420     236,014     192,643
                                    ----------- ----------- -----------
Total Assets                      $  18,869,875  17,052,883  15,603,780
                                    =========== =========== ===========
LIABILITIES
Deposits
  Demand                          $   1,719,231   1,827,837   1,398,857
  Interest Checking                   1,702,051   1,558,506   1,392,355
  Savings                             1,640,958     795,799     624,704
  Money Market                        1,916,008   1,920,871   1,705,697
  Other Time                          5,679,503   4,621,401   4,030,546
  Certificates - $100,000 and Over      884,491     704,968     509,524
  Foreign Office                        167,056   1,056,398   1,482,552
                                    ----------- ----------- -----------
Total Deposits                       13,709,298  12,485,780  11,144,235
Federal Funds Borrowed                1,140,755     553,041     728,215
Short-Term Bank Notes                   350,000     450,000     955,000
Other Short-Term Borrowings             964,968   1,002,454     776,212
Accrued Taxes, Interest and Expenses    346,814     315,026     249,851
Other Liabilities                       135,570      96,611      97,728
Long-Term Debt                          287,381     281,996      30,410
Convertible Subordinated Notes          142,322     143,400     143,439
                                    ----------- ----------- -----------
Total Liabilities                    17,077,108  15,328,308  14,125,090
                                    ----------- ----------- -----------
STOCKHOLDERS' EQUITY
Common Stock (c)                        227,089     222,939     217,117
Capital Surplus                         383,080     338,555     213,838
Retained Earnings                     1,200,807   1,148,279   1,073,636
Unrealized Losses                       (18,209)     14,802     (25,901)
                                    ----------- ----------- -----------
Total Stockholders' Equity            1,792,767   1,724,575   1,478,690
Total Liabilities and               ----------- ----------- -----------
   Stockholders' Equity           $  18,869,875  17,052,883  15,603,780
                                    =========== =========== ===========
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Balance Sheets
(continued)


(a) Amortized cost:  Mar. 31, 1996 - $5,465,091,000, Dec. 31, 1995 -
      $4,129,405,000 and Mar. 31, 1995 - $1,256,834,000.

(b) Market value:  Mar. 31, 1996 - $185,987,000, Dec. 31, 1995 -
      $187,091,000 and Mar. 31, 1995 - $2,549,877,000.

(c) Stated value $2.22 per share; authorized 300,000,000; outstanding Mar. 31, 1996 - 102,292,666, Dec. 31, 1995 - 100,422,996 and
      Mar. 31, 1995 - 97,800,362. The number of shares outstanding at Dec. 31, 1995 and Mar. 31, 1995 have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid January 12, 1996.

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries           Three Months Ended
Consolidated Statements of Income (unaudited)       March 31,
($000's)                                     -----------------------
                                                 1996        1995
                                             ----------- -----------
Interest and Fees on Loans and Leases           $239,636     209,105
Interest on Securities
  Taxable                                         77,872      54,082
  Exempt from Income Taxes                         5,351       5,521
                                             ----------- -----------
Total Interest on Securities                      83,223      59,603
Interest on Other Short-Term Investments             191         444
                                             ----------- -----------
Total Interest Income                            323,050     269,152
INTEREST EXPENSE                             ----------- -----------
Interest on Deposits
  Interest Checking                                7,750       6,858
  Savings                                          9,497       3,256
  Money Market                                    16,628      13,655
  Other Time                                      72,872      53,488
  Certificates - $100,000 and Over                11,105       4,605
  Foreign Office                                   4,426      17,869
                                             ----------- -----------
Total Interest on Deposits                       122,278      99,731
Interest on Federal Funds Borrowed                15,769      12,446
Interest on Short-Term Bank Notes                  5,416      12,208
Interest on Other Short-Term Borrowings           11,630       9,004
Interest on Long-Term Debt and Notes               6,329       2,038
                                             ----------- -----------
Total Interest Expense                           161,422     135,427
                                             ----------- -----------
NET INTEREST INCOME                              161,628     133,725
Provision for Credit Losses                        9,750       9,574
NET INTEREST INCOME AFTER                    ----------- -----------
    PROVISION FOR CREDIT LOSSES                  151,878     124,151
OTHER OPERATING INCOME
Trust Income                                      17,785      14,533
Service Charges on Deposits                       19,214      15,429
Data Processing Income                            19,012      16,587
Other Service Charges and Fees                    27,452      23,802
Securities Gains                                     205           9
                                             ----------- -----------
Total Other Operating Income                      83,668      70,360
OPERATING EXPENSES
Salaries, Wages and Incentives                    45,227      38,132
Employee Benefits                                 11,608      10,264
Equipment Expenses                                 4,871       4,086
Net Occupancy Expenses                             8,923       6,863
Other Operating Expenses                          46,610      35,846
                                             ----------- -----------
Total Operating Expenses                         117,239      95,191
                                             ----------- -----------
INCOME BEFORE INCOME TAXES                       118,307      99,320
Applicable Income Taxes                           39,167      33,202
                                             ----------- -----------
NET INCOME                                       $79,140      66,118
                                             =========== ===========
NET INCOME PER SHARE (a)                         $   .79         .68
AVERAGE SHARES OUTSTANDING (000's) (a)           100,780      97,611
CASH DIVIDENDS DECLARED PER SHARE (a)            $   .26     .23 1/3
See Notes to Consolidated Financial Statements.
Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,  ($000's)
                                                           1996       1995
- ---------------------------------------------------------------------------
Operating Activities
- ---------------------------------------------------------------------------
Net Income                                              $79,140     66,118
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Provision for Credit Losses                           9,750      9,574
    Depreciation, Amortization and Accretion             12,286      3,699
    Provision for Deferred Income Taxes                   4,468      6,796
    Realized Securities Gains                              (220)        (9)
    Realized Securities Losses                               15         --
    Proceeds from Sales of Residential Mortgage
      Loans Held for Sale                               126,681     15,256
    Net Gains from Sales of Loans                        (2,162)      (154)
    Net Increase in Residential Mortgage Loans
      Held for Sale                                    (191,660)   (15,331)
    Net Increase in Accrued Income Receivable           (10,305)    (4,116)
    Net Increase in Other Assets                        (40,135)   (11,811)
    Net Increase in Accrued Taxes, Interest and
      Expenses                                           39,456     35,073
    Net Increase (Decrease) in Other Liabilities         14,687     (7,272)
- ---------------------------------------------------------------------------
Net Cash Provided by Operating Activities                42,001     97,823
- ---------------------------------------------------------------------------
Investing Activities
Proceeds from Sales of Securities Available
    for Sale                                             11,512      1,958
Proceeds from Calls, Paydowns and Maturities of
    Securities Available for Sale                       195,638     21,469
Purchases of Securities Available for Sale           (1,357,493)   (60,738)
Proceeds from Calls, Paydowns and Maturities of
    Securities Held to Maturity                          38,361     94,907
Purchases of Securities Held to Maturity                (37,801)  (161,524)
Net Increase in Other Short-Term Investments            (10,446)  (109,977)
Purchase of Loans in Acquisitions                      (224,313)        --
Sales of Loans                                          408,471         --
Net Increase in Loans and Leases                       (479,726)  (404,202)
Purchases of Bank Premises and Equipment                 (7,673)    (6,521)
Proceeds from Disposal of Bank Premises
    and Equipment                                            96        759
Net Cash Acquired (Paid) in Purchase of Subsidiaries   (175,572)       587
- ---------------------------------------------------------------------------
Net Cash Used in Investing Activities                (1,638,946)  (623,282)
- ---------------------------------------------------------------------------

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended March 31,  ($000's)
(continued)                                                1996       1995
- ---------------------------------------------------------------------------
Financing Activities
Purchase of Deposits                                  1,921,019         --
Net Increase (Decrease) in Core Deposits               (101,556)  (260,497)
Net Increase (Decrease) in CDs - $100,000 and Over,
    Including Foreign                                  (812,084)   716,462
Net Increase in Federal Funds Borrowed                  587,714      6,903
Net Increase (Decrease) in Short-Term Bank Notes       (100,000)   110,005
Net Decrease in Other Short-Term Borrowings             (37,486)  (114,699)
Issuance of Long-Term Debt                               10,000         --
Repayment of Long-Term Debt                              (5,000)    (5,000)
Payment of Cash Dividends                               (26,110)   (20,060)
Exercise of Stock Options                                 3,353        809
Other                                                    (1,103)       (43)
- ---------------------------------------------------------------------------
Net Cash Provided by Financing Activities             1,438,747    433,880
- ---------------------------------------------------------------------------
Decrease in Cash and Due from Banks                    (158,198)   (91,579)
Cash and Due from Banks at Beginning of Period          628,535    695,009
- ---------------------------------------------------------------------------
Cash and Due from Banks at End of Period               $470,337    603,430
===========================================================================
See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Consolidated Statements of Changes
In Stockholders' Equity (unaudited)
For the Three Months Ended March 31  ($000's)
                                                      1996        1995
                                               ----------- -----------

Balance at January 1                         $   1,724,575   1,398,774
Net Income                                          79,140      66,118
Cash Dividends Declared (1996 - $.26 Per
  Share and 1995 - $.23 1/3 Per Share) (a)         (26,596)    (22,820)
Stock Options Exercised,
  Including Treasury Shares Issued                   3,353         809
Stock Issued in Conversion
  of Subordinated Notes                              1,028          --
Shares Acquired for Treasury                           (53)        (43)
Stock Issued in Acquisitions and Other              44,331      13,535
Change in Unrealized Gains/Losses on
  Securities Available for Sale                    (33,011)     22,317
                                               ----------- -----------
Balance at March 31                          $   1,792,767   1,478,690
                                               =========== ===========

(a) Per share amounts and average shares outstanding have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid January 12, 1996.

See Notes to Consolidated Financial Statements

                   FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1996 and 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Registrant's Annual Report on Form 10-K.

2.   The Registrant adopted Statement of Financial Accounting Standards
     (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Consolidated Financial Statements.

3. The Registrant adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. This statement encourages, but does not require, adoption of a fair-value-based accounting method for employee stock-based compensation arrangements. Management has elected to disclose in the 1996 annual Consolidated Financial Statements pro forma net income and net income per share as if the fair-value-based method had been applied in measuring compensation cost.

4. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $37,949,000, $22,954,000 and $4,397,000 at March 31, 1996, December 31, 1995 and
     March 31, 1995, respectively.

5. In the first three months of 1996, the Registrant paid $152,586,000 in interest and $3,500,000 in Federal income taxes. In the first three months of 1995, the Registrant paid $137,759,000 in interest and no Federal income taxes. In the first three months of 1996, the Registrant had noncash investing activities consisting of the securitization of $90,600,000 of residential mortgage loans. There were no securitizations in the first quarter of 1995.

6. On March 15, 1996, the Registrant acquired Kentucky Enterprise Bancorp, Inc., with assets of $276 million in a stock-for-stock exchange accounted for as a pooling of interests. The Consolidated Financial Statements for prior periods have not been restated due to immateriality.

7. On January 19, 1996, the Registrant purchased the deposits and fixed assets of the 28 offices of 1st Nationwide Bank in the Cleveland, Ohio area for $136 million. On February 23, 1996, the Registrant purchased the deposits, loans and fixed assets of First Chicago NBD Corporation's 25 office Columbus and Dayton, Ohio operations.

8. On April 30, 1996, the Registrant issued notice of redemption, effective May 31, 1996, for its 4 1/4% Convertible Subordinated Notes due 1998 (the "Notes"). The Redemption Date has been fixed as May 31, 1996. Note holders have the option of redeeming their Notes for cash at 101.70% of par, plus accrued interest to May 31, 1996, or converting the Notes into the Registrant's Common Stock on or prior to that date at the conversion price of $42.417 per share of Common Stock. (The conversion price of the Notes has been adjusted for the three-for-two stock split paid January 12, 1996.) Note holders who elect conversion of their Notes to Common Stock will be paid accrued interest to the conversion date. The conversion right expires at the close of business on May 31, 1996.

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

RESULTS OF OPERATIONS

The Registrant's net income was $79,140,000 for the first quarter of 1996, compared to $66,118,000 for the same period in 1995. First quarter earnings per share were $.79, a 16.2% increase over last year's $.68.

Total assets were $18.9 billion at quarter end, compared to 1995's first quarter-end assets of $15.6 billion. For the first quarter of 1996, return on average equity was 18.3% and return on average assets was 1.74%.

The Registrant's net interest income on a fully taxable equivalent basis for the first quarter of 1996 was $171.0 million, a 21.0% increase over the $141.3 million realized in the same period of 1995. This increase resulted from a 19.2% increase in average interest-earning assets and an increase of 3 basis points in the net interest margin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Acquisitions in the first quarter of 1996 added $2 billion in core deposits and $369 million in loans. The resulting liquidity added to securities available for sale will lower net interest margins and return on average assets in the short term. However, management expects margin to improve as loan growth is funded with sales and maturities from securities.

Total loans and leases increased 12.8% over last year. Commercial loans and leases were up 17.5%, led by commercial leases, up 44.0%. Installment loan and consumer lease volume remained strong, with $718 million in originations during the quarter, compared to $468 million in the first quarter of 1995. The Registrant completed its first auto loan securitization and sale for $408 million in the first quarter. Securitization provides funding flexibility, expansion capability, improved fee income and capital management. Excluding the effect of this securitization, installment loan and consumer lease outstandings would be up 33% over 1995. The securitization of consumer assets is expected to continue during 1996. Residential mortgage loan volume was also impressive, with over $319 million originated in the first quarter of 1996, compared to $138 million in the same period of 1995.

The net provision for credit losses was $9.8 million in the first quarter of 1996 and $9.6 million in the first quarter of 1995. In addition, $5.8 million in reserves were added through acquisitions during the quarter. The reserve for credit losses as a percent of loans and leases outstanding was 1.50% at March 31, 1996 and 1.51% at March 31, 1995. The reserve for credit losses was almost five times the amount of nonperforming assets at March 31, 1996. Nonperforming assets as a percentage of total loans, leases and other real estate owned were
 .33% at March 31, 1996, and .27% at March 31, 1995.

Total other operating income, excluding security gains, increased to $83.5 million for the first quarter of 1996, an 18.6% increase over the first quarter of 1995. Data processing and trust income increased 14.6% and 22.4%, respectively, over the same period in 1995. Other service charges and fees increased 15.3% over the same period last year due largely to increased mortgage banking income, consumer loan fees and cardholder fees.

Total operating expenses increased 23.2% over first quarter 1995. Salaries, wages, incentives and employee benefits increased 17.4% due to an 18.6% (or 1,047) increase in the number of full-time equivalent employees (FTEs) to 6,676 at March 31, 1996. One-half of the increase in FTEs is directly due to purchases of branches and entities since March, 1995. Although 550 FTEs were added in acquisitions, over 350 FTEs were eliminated from the pre-acquisition headcount of acquired locations. Equipment and net occupancy increased 26.0% over 1995 due to the net addition of 73 locations from acquisitions and upgrades of equipment to support growth and new data processing technology. Other operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenses increased 30% primarily because expenses such as marketing, communications, data processing, printing and postage were affected by three large acquisition conversions during the quarter. Bankcard expense, loan and lease expense and other volume-sensitive items were affected by stronger consumer loan and lease volume in the first quarter. Finally, intangible amortization increased from deposit acquisitions, which essentially offset the savings from lower FDIC premiums. Without acquisitions, total operating expenses would have increased 12% over the same period in 1995. We expect expense growth to moderate as these acquisitions are fully assimilated.

Although the FDIC lowered the premium for the approximately 70% of the Registrant's deposits insured by the Bank Insurance Fund, the portion of deposits acquired from thrifts over the years remains insured by the Savings Association Insurance Fund (SAIF) of the FDIC and continues to be assessed at 23 cents per $100 of deposits. Congress is considering legislation that could result in a special, one-time assessment on SAIF-insured deposits. If enacted, the assessment could result in a one-time charge which could be offset by lower insurance costs in the future.


MATERIAL CHANGES IN FINANCIAL CONDITION

The material changes that have occurred in the Registrant's financial condition during 1996 are as follows ($000's):

                                  Mar. 31,   Dec. 31,
                                   1996        1995     $ +/-    % +/-
                               ----------- ---------- ---------  -----
Securities Available for Sale  $ 5,436,077  4,151,178 1,284,899   31.0
Loans and Leases                12,104,260 11,690,643   413,617    3.5
Other Assets                       467,420    236,014   231,406   98.0
Core Deposits                   12,657,751 10,724,414 1,933,337   18.0
CDs > $100,000, incl. Foreign    1,051,547  1,761,366  (709,819) (40.3)
Federal Funds Borrowed           1,140,755    553,041   587,714  106.3

The growth in securities available for sale was due primarily to the liquidity provided by core deposit acquisitions, which added a total of $2 billion in deposits in the first quarter of 1996. This additional liquidity was also used to repay short-term borrowings and fund the maturity of foreign office deposits. Loan and lease origination volume was strong, offset by securitizations and sales of $624 million in residential mortgage and auto loans. Loan and lease volume was funded primarily through short-term borrowings, including federal funds borrowed. Acquisitions also contributed over $185 million in intangibles (other assets) during the first quarter.

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

At March 31, 1996, stockholders' equity was $1.793 billion, compared to $1.479 billion at March 31, 1995, an increase of $.314 billion, or 21.2%. Stockholders' equity as a percentage of total assets as of March 31, 1996 was 9.5%. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these "well capitalized" ratios at March 31, 1996 and 1995. At March 31, 1996, the Registrant had a Tier 1 risk-based capital ratio of 10.2%, a total risk-based capital ratio of 13.2% and a leverage ratio of 8.5%. At March 31, 1995, the Registrant had a Tier 1 risk-based capital ratio of 11.1%, total risk-based capital ratio of 12.8% and a leverage ratio of 9.6%. The slight reduction in risk-based capital ratios over prior year was primarily attributable to higher levels of intangibles resulting from deposit acquisitions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 1996, the Registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders adopted all the proposals stated in the Proxy Statement dated February 10, 1996, which is incorporated herein by reference. The proposals voted on and approved by the stockholders are as follows:

1. The election of seven (7) Class I Directors to serve until the Annual Meeting of Stockholders in 1999.

2. Approval of the proposal to amend Article Fourth of the Amended Articles of Incorporation to increase the authorized number of shares of Common Stock, without par value, from 140,000,000 shares to 300,000,000 shares by a vote of 79,072,500 for, 6,970,207 against and 526,103 abstaining.

3. Approval of the proposal to amend the Amended 1990 Stock Option Plan which provides for various changes to the expiration and vesting sections as described in the Proxy Statement by a vote of 80,539,386 for, 4,439,413 against and 1,401,899 abstaining.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

4. Approval of the appointment of the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 1996 by a vote of 85,475,955 for, 783,007 against and 319,998 abstaining.


ITEM 6.  EXHIBITS

1. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three Months Ended March 31, 1996 and 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIFTH THIRD BANCORP
                                   Registrant


                                   /s/P. Michael Brumm
Date:  May 10, 1996                P. Michael Brumm,
                                   Executive Vice President and CFO