Form 10-Q
period 1996-06-30
FIFTH THIRD BANCORP
filed 1996-08-13
CIK 35527

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended June 30, 1996
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

                                  YES /X/         NO/ /

    The number of shares outstanding of the Registrant's Common Stock, without par value, as of June 30, 1996 was 105,762,662 shares.

                           FIFTH THIRD BANCORP



                                  INDEX


    Part I.   Financial Information

      Item 1.  Financial Statements

         Consolidated Balance Sheets -
         June 30, 1996 and 1995 and December 31, 1995           3

         Consolidated Statements of Income -
         Three and Six Months Ended June 30, 1996 and 1995      4

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995                5

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 1996 and 1995       6

         Notes to Consolidated Financial Statements             7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8

    Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K                11

    Fifth Third Bancorp and Subsidiaries  June 31,    Dec. 31,    June 31,
    Consolidated Balance Sheets             1996        1995        1995
    ($000's)                            (unaudited)             (unaudited)
    ASSETS                              ----------- ----------- -----------
    Cash and Due from Banks           $     474,963     628,535     601,880
    Securities Available for Sale (a)     6,183,028   4,151,178   1,945,647
    Securities Held to Maturity (b)         114,252     187,091   2,590,810
    Other Short-Term Investments             27,976       6,822      56,087
    Loans and Leases
      Commercial Loans                    3,910,849   3,584,124   3,407,182
      Construction Loans                    331,894     312,098     280,850
      Commercial Mortgage Loans             790,649     794,267     747,465
      Commercial Lease Financing            902,994     830,644     665,372
      Residential Mortgage Loans          2,012,444   1,974,911   2,000,240
      Consumer Loans                      2,948,016   3,062,697   2,522,528
      Consumer Lease Financing            1,741,295   1,457,929   1,284,964
      Unearned Income                      (371,789)   (326,027)   (271,976)
      Reserve for Credit Losses            (183,876)   (177,388)   (162,118)
                                        ----------- ----------- -----------
    Total Loans and Leases               12,082,476  11,513,255  10,474,507
    Bank Premises and Equipment             223,288     195,990     179,243
    Accrued Income Receivable               157,197     133,998     128,080
    Other Assets                            592,318     236,014     187,969
                                        ----------- ----------- -----------
    Total Assets                      $  19,855,498  17,052,883  16,164,223
                                        =========== =========== ===========
    LIABILITIES
    Deposits
      Demand                          $   1,815,797   1,827,837   1,572,261
      Interest Checking                   1,706,472   1,558,506   1,366,255
      Savings                             1,801,923     795,799     602,650
      Money Market                        1,652,197   1,920,871   1,733,695
      Other Time                          5,607,214   4,621,401   4,272,784
      Certificates - $100,000 and Over      918,127     704,968     997,589
      Foreign Office                      1,222,171   1,056,398     641,098
                                        ----------- ----------- -----------
    Total Deposits                       14,723,901  12,485,780  11,186,332
    Federal Funds Borrowed                  867,757     553,041     823,468
    Short-Term Bank Notes                   524,993     450,000     975,000
    Other Short-Term Borrowings           1,081,762   1,002,454   1,089,789
    Accrued Taxes, Interest and Expenses    311,467     315,026     266,385
    Other Liabilities                       112,298      96,611     118,011
    Long-Term Debt                          282,594     281,996      25,380
    Convertible Subordinated Notes               --     143,400     143,574
                                        ----------- ----------- -----------
    Total Liabilities                    17,904,772  15,328,308  14,627,939
                                        ----------- ----------- -----------
    STOCKHOLDERS' EQUITY
    Common Stock (c)                        234,793     222,939     217,239
    Capital Surplus                         521,022     338,555     214,539
    Retained Earnings                     1,256,555   1,148,279   1,119,317
    Unrealized Losses                       (61,644)     14,802     (14,811)
                                        ----------- ----------- -----------
    Total Stockholders' Equity            1,950,726   1,724,575   1,536,284
    Total Liabilities and               ----------- ----------- -----------
       Stockholders' Equity           $  19,855,498  17,052,883  16,164,223
                                        =========== =========== ===========
    See Notes to Consolidated Financial Statements

    Fifth Third Bancorp and Subsidiaries
    Consolidated Balance Sheets
    (continued)


    (a) Amortized cost:  June 30, 1996 - $6,277,865,000, Dec. 31, 1995 -
          $4,129,405,000 and June 30, 1995 - $1,968,433,000.

    (b) Market value:  June 30, 1996 - $114,252,000, Dec. 31, 1995 -
          $187,091,000 and June 30, 1995 - $2,602,741,000.

    (c) Stated value $2.22 per share; authorized 300,000,000; outstanding June 30, 1996 - 105,762,662, Dec. 31, 1995 - 100,422,996 and
          June 30, 1995 - 97,855,539. The number of shares outstanding at Dec. 31, 1995 and June 30, 1995 have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid January 12, 1996.

    See Notes to Consolidated Financial Statements.

    Fifth Third Bancorp and Subsidiaries            Three Months Ended
    Consolidated Statements of Income (unaudited)        June 30,
    ($000's)                                     -----------------------
                                                     1996        1995
                                                 ----------- -----------
    Interest and Fees on Loans and Leases           $248,972    $220,821
    Interest on Securities
      Taxable                                         89,107      61,170
      Exempt from Income Taxes                         5,364       5,765
                                                 ----------- -----------
    Total Interest on Securities                      94,471      66,935
    Interest on Other Short-Term Investments             188         200
                                                 ----------- -----------
    Total Interest Income                            343,631     287,956
    INTEREST EXPENSE                             ----------- -----------
    Interest on Deposits
      Interest Checking                                8,413       6,980
      Savings                                         13,839       3,248
      Money Market                                    14,574      15,083
      Other Time                                      77,324      61,081
      Certificates - $100,000 and Over                11,975      11,058
      Foreign Office                                   8,588      14,968
                                                 ----------- -----------
    Total Interest on Deposits                       134,713     112,418
    Interest on Federal Funds Borrowed                18,121      13,057
    Interest on Short-Term Bank Notes                  2,046      15,143
    Interest on Other Short-Term Borrowings           11,395       9,680
    Interest on Long-Term Debt and Notes               5,827       1,988
                                                 ----------- -----------
    Total Interest Expense                           172,102     152,286
                                                 ----------- -----------
    NET INTEREST INCOME                              171,529     135,670
    Provision for Credit Losses                       18,048       8,207
    NET INTEREST INCOME AFTER                    ----------- -----------
        PROVISION FOR CREDIT LOSSES                  153,481     127,463
    OTHER OPERATING INCOME
    Trust Income                                      18,672      15,497
    Service Charges on Deposits                       20,867      15,831
    Data Processing Income                            21,350      18,201
    Other Service Charges and Fees                    30,695      22,942
    Securities Gains                                     167          20
                                                 ----------- -----------
    Total Other Operating Income                      91,751      72,491
    OPERATING EXPENSES
    Salaries, Wages and Incentives                    48,006      38,278
    Employee Benefits                                 12,007      10,143
    Equipment Expenses                                 5,141       4,140
    Net Occupancy Expenses                             8,880       6,955
    Other Operating Expenses                          46,353      37,635
                                                 ----------- -----------
    Total Operating Expenses                         120,387      97,151
                                                 ----------- -----------
    INCOME BEFORE INCOME TAXES                       124,845     102,803
    Applicable Income Taxes                           41,596      34,289
                                                 ----------- -----------
    NET INCOME                                       $83,249     $68,514
                                                 =========== ===========
    NET INCOME PER SHARE (a)                         $   .80         .70
    AVERAGE SHARES OUTSTANDING (000's) (a)           103,487      97,811
    CASH DIVIDENDS DECLARED PER SHARE (a)            $   .26     .23 1/3
    (a) Per share amounts and average shares have been adjusted for the three-for-two stock split effected in the form of a stock divided paid January 12, 1996.

    See Notes to Consolidated Financial Statements.

    Fifth Third Bancorp and Subsidiaries            Six Months Ended
    Consolidated Statements of Income (unaudited)       June 30,
    ($000's)                                     -----------------------
                                                     1996        1995
                                                 ----------- -----------
    Interest and Fees on Loans and Leases           $488,608    $429,926
    Interest on Securities
      Taxable                                        166,979     115,252
      Exempt from Income Taxes                        10,715      11,286
                                                 ----------- -----------
    Total Interest on Securities                     177,694     126,538
    Interest on Other Short-Term Investments             379         644
                                                 ----------- -----------
    Total Interest Income                            666,681     557,108
    INTEREST EXPENSE                             ----------- -----------
    Interest on Deposits
      Interest Checking                               16,163      13,838
      Savings                                         23,336       6,504
      Money Market                                    31,202      28,738
      Other Time                                     150,196     114,569
      Certificates - $100,000 and Over                23,080      15,663
      Foreign Office                                  13,014      32,837
                                                 ----------- -----------
    Total Interest on Deposits                       256,991     212,149
    Interest on Federal Funds Borrowed                33,890      25,503
    Interest on Short-Term Bank Notes                  7,462      27,351
    Interest on Other Short-Term Borrowings           23,025      18,684
    Interest on Long-Term Debt and Notes              12,156       4,026
                                                 ----------- -----------
    Total Interest Expense                           333,524     287,713
                                                 ----------- -----------
    NET INTEREST INCOME                              333,157     269,395
    Provision for Credit Losses                       27,798      17,781
    NET INTEREST INCOME AFTER                    ----------- -----------
        PROVISION FOR CREDIT LOSSES                  305,359     251,614
    OTHER OPERATING INCOME
    Trust Income                                      36,457      30,030
    Service Charges on Deposits                       40,081      31,260
    Data Processing Income                            40,362      34,788
    Other Service Charges and Fees                    58,147      46,744
    Securities Gains                                     372          29
                                                 ----------- -----------
    Total Other Operating Income                     175,419     142,851
    OPERATING EXPENSES
    Salaries, Wages and Incentives                    93,233      76,410
    Employee Benefits                                 23,615      20,407
    Equipment Expenses                                10,012       8,226
    Net Occupancy Expenses                            17,803      13,818
    Other Operating Expenses                          92,963      73,481
                                                 ----------- -----------
    Total Operating Expenses                         237,626     192,342
                                                 ----------- -----------
    INCOME BEFORE INCOME TAXES                       243,152     202,123
    Applicable Income Taxes                           80,763      67,491
                                                 ----------- -----------
    NET INCOME                                      $162,389    $134,632
                                                 =========== ===========
    NET INCOME PER SHARE (a)                        $   1.59        1.38
    AVERAGE SHARES OUTSTANDING (000's) (a)           102,133      97,712
    CASH DIVIDENDS DECLARED PER SHARE (a)            $   .52     .46 2/3
    (a) Per share amounts and average shares have been adjusted for the three-for-two stock split effected in the form of a stock divided paid January 12, 1996.

    See Notes to Consolidated Financial Statements.

    Fifth Third Bancorp and Subsidiaries
    Consolidated Statements of Cash Flows (unaudited)
    For the Six Months Ended June 30,  ($000's)
                                                            1996       1995
    ------------------------------------------------------------------------
    Operating Activities
    ------------------------------------------------------------------------
    Net Income                                          $162,389   $134,632
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities
        Provision for Credit Losses                       27,798     17,781
        Depreciation, Amortization and Accretion          26,360      7,231
        Provision for Deferred Income Taxes                5,436     14,806
        Realized Securities Gains                         (1,318)       (38)
        Realized Securities Losses                           946          9
        Proceeds from Sales of Residential Mortgage
          Loans Held for Sale                            322,002     51,704
        Net Gains on Sales of Loans                       (2,514)      (370)
        Net Increase in Residential Mortgage Loans
          Held for Sale                                 (410,341)  (118,865)
        Net Increase in Accrued Income Receivable        (21,127)   (13,457)
        Net Increase in Other Assets                    (170,273)    (4,541)
        Net Increase in Accrued Taxes, Interest and
          Expenses                                        25,529     37,404
        Net Increase (Decrease) in Other Liabilities      (9,487)    12,990
    ------------------------------------------------------------------------
    Net Cash Provided (Used) by Operating Activities     (44,600)   139,286
    ------------------------------------------------------------------------
    Investing Activities
    Proceeds from Sales of Securities Available
        for Sale                                         120,996      6,008
    Proceeds from Calls, Paydowns and Maturities of
        Securities Available for Sale                    444,617     53,116
    Purchases of Securities Available for Sale        (2,047,538)  (256,274)
    Proceeds from Calls, Paydowns and Maturities of
        Securities Held to Maturity                      155,774    210,345
    Purchases of Securities Held to Maturity             (83,479)  (275,152)
    Net Increase in Other Short-Term Investments         (17,666)   (32,322)
    Purchase of Loans in Acquisitions                   (224,313)        --
    Sales of Loans                                       408,471         --
    Net Increase in Loans and Leases                  (1,117,040)  (804,529)
    Purchases of Bank Premises and Equipment             (17,931)   (11,833)
    Proceeds from Disposal of Bank Premises
        and Equipment                                        720        887
    Net Cash Paid in Purchase of Subsidiaries           (175,572)      (441)
    ------------------------------------------------------------------------
    Net Cash Used in Investing Activities             (2,552,961)(1,110,195)
    ------------------------------------------------------------------------

    Fifth Third Bancorp and Subsidiaries
    Consolidated Statements of Cash Flows (unaudited)
    For the Six Months Ended June 30,  ($000's)
    (continued)                                             1996       1996
    ------------------------------------------------------------------------
    Financing Activities
    Purchase of Deposits                               1,921,019     15,920
    Net Increase (Decrease) in Core Deposits            (175,704)   119,069
    Net Increase in CDs - $100,000 and Over,
        Including Foreign                                276,667    363,073
    Net Increase in Federal Funds Borrowed               314,716    102,156
    Net Increase in Short-Term Bank Notes                 74,993    130,005
    Net Decrease in Other Short-Term Borrowings           79,308    198,878
    Issuance of Long-Term Debt                            10,125         --
    Repayment of Long-Term Debt                          (10,140)   (10,030)
    Payment of Cash Dividends                            (52,706)   (42,880)
    Exercise of Stock Options                              5,807      1,659
    Other                                                    (96)       (70)
    ------------------------------------------------------------------------
    Net Cash Provided by Financing Activities          2,443,989    877,780
    ------------------------------------------------------------------------
    Decrease in Cash and Due from Banks                 (153,572)   (93,129)
    Cash and Due from Banks at Beginning of Period       628,535    695,009
    ------------------------------------------------------------------------
    Cash and Due from Banks at End of Period             474,963    601,880
    ========================================================================
    See Notes to Consolidated Financial Statements

    Fifth Third Bancorp and Subsidiaries
    Consolidated Statements of Changes
    In Stockholders' Equity (unaudited)
    For the Six Months Ended June 30  ($000's)
                                                          1996        1995
                                                   ----------- -----------

    Balance at January 1                         $   1,724,575   1,398,774
    Net Income                                         162,389     134,632
    Cash Dividends Declared (1996 - $.52 Per
      Share and 1995 - $.46 2/3 Per Share) (a)         (54,094)    (45,653)
    Stock Options Exercised,
      Including Treasury Shares Issued                   5,807       1,659
    Stock Issued in Conversion
      of Subordinated Notes                            143,255          --
    Shares Acquired for Treasury                           (53)        (70)
    Fractional Shares Issued                               (36)         --
    Stock Issued in Acquisitions and Other              45,329      13,535
    Change in Unrealized Gains/Losses on               (76,446)     33,407
      Securities Available for Sale                ----------- -----------
                                                 $   1,950,726   1,536,284
    Balance at June 30                             =========== ===========


    (a) Per share amounts and average shares outstanding have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid January 12, 1996.

    See Notes to Consolidated Financial Statements

                        FINANCIAL INFORMATION

    ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1996 and 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Registrant's Annual Report on Form 10-K.

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

    4. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June, 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 applies to transactions occurring after December 31, 1996. Management has not yet quantified the effect of this new standard on the Consolidated Financial Statements.

    5. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $13,285,000, $22,954,000 and $17,305,000 at June 30, 1996, December 31, 1995 and
         June 30, 1995, respectively.

    6. In the first six months of 1996, the Registrant paid $321,166,000 in interest and $64,500,000 in Federal income taxes. In the first six months of 1995, the Registrant paid $269,508,000 in interest and $44,500,000 in Federal income taxes. In the first six months of 1996 and 1995, respectively, the Registrant had noncash investing activities consisting of the securitization of $574,600,000 and $553,149,000 of residential mortgage loans.

    7. On March 15, 1996, the Registrant acquired Kentucky Enterprise Bancorp, Inc., with assets of $276 million in a stock-for-stock exchange accounted for as a pooling of interests. The Consolidated Financial Statements for prior periods have not been restated due to immateriality.

    8. On January 19, 1996, the Registrant purchased the deposits and fixed assets of the 28 offices of 1st Nationwide Bank in the Cleveland, Ohio area for $136 million. On February 23, 1996, the Registrant purchased the deposits, loans and fixed assets of First Chicago NBD Corporation's 25 office Columbus and Dayton, Ohio operations.

    9.   During the second  quarter of 1996, the  Registrant  redeemed its
         4 1/4%   Convertible   Subordinated   Notes  due  1998  by  issuing
         3.4 million common shares. As a result, $143.3 million was added to Stockholders' Equity.

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

    RESULTS OF OPERATIONS

    The Registrant's net income was $83,249,000 for the second quarter and $162,389,000 for the first six months of 1996, up 21.5 % and 20.6%, respectively, compared to $68,514,000 and $134,632,000 for the same periods in 1995. Net income per share for the second quarter was $.80, a 14.3% increase over 1995's $.70 and $1.59 for the first six months, up 15.2% over 1995's $1.38.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Total assets were $19.9 billion at quarter end, compared to 1995's quarter-end assets of $16.2 billion. Return on average equity was 17.7% and return on average assets was 1.73% for the second quarter of 1996.

    The Registrant's net interest income on a fully taxable equivalent basis for the second quarter of 1996 was $181.2 million, a 26% increase over the $143.8 million for the same period of 1995. This increase resulted from a 22.3% increase in average interest-earning assets and an increase of 13 basis points in the net interest margin.

    Total loans and leases increased 15.3% over last year. Commercial loans and leases were up 16.1%, led by commercial leases, up 37%. Consumer loans and leases, excluding residential mortgage loans, were up 22.3%, led by home equity loans, up 41.6% and consumer leases, up 34.4%. Residential mortgage loan volume remained strong, with approximately $540 million originated in the second quarter and $859 million for the six months ended, compared to $175 million and $313 million, respectively, for the same periods in 1995. Mortgage loan volume also provided balance sheet flexibility as we sold or securitized almost $900 million of mortgage loans during the first six months of 1996. In addition, $408 million of auto loans were securitized and sold during the six months ended.

    The provision for credit losses was $18 million in the second quarter of 1996 and $8.2 million in the second quarter of 1995. Net chargeoffs for the second quarter were .49% of average loans and leases, compared with .25% reported for the second quarter of 1995 and our 10-year average of .48%. The reserve for credit losses as a percent of loans and leases outstanding was 1.50% at June 30, 1996 and 1.52% at June 30, 1995. Nonperforming assets as a percentage of total loans, leases and other real estate owned were .41% at June 30, 1996, and .26% at June 30, 1995. Nonperforming assets are well covered by reserves, which are 369% of nonperforming assets at quarter-end.

    Total other operating income, excluding security gains, increased to $91.6 million for the second quarter of 1996, an 26.4% increase over the second quarter of 1995. Data processing and trust income increased 17.3% and 20.5%, respectively, over the same period in 1995. Other service charges and fees increased 33.8% for the quarter, due largely to growth in cardholder fees, consumer loan fees and international income, including letter of credit fees.

    Total operating expenses increased 23.9% during the second quarter over the same period of 1995. Salaries, wages, incentives and employee benefits also increased 23.9%. The number of full-time equivalent employees (FTEs) increased 19.5% (or 1,106) over the same period in 1995 to 6,777 at June 30, 1996. Approximately one-half of the increase in FTEs is directly due to acquisitions. Equipment and net occupancy expenses increased 26.4% over 1995 due to the net addition of 68 locations, primarily from acquisitions, and upgrades of equipment to

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    support growth and processing technology. Other operating expenses increased 23.2% over 1995, due in large part to increases in marketing, communications and expenses resulting from strong loan volume and merchant processing activity. The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) for the quarter improved to 44.1% in 1996, compared to 44.9% for 1995.

    MATERIAL CHANGES IN FINANCIAL CONDITION

    The material changes that have occurred in the Registrant's financial condition during 1996 are as follows ($000's):

                                      June 30,   Dec. 31,
                                       1996        1995     $ +/-    % +/-
                                      --------    -------  -------  -------
    Securities Available for Sale  $ 6,183,028  4,151,178 2,031,850   48.9
    Loans and Leases                12,266,352 11,690,643   575,709    4.9
    Other Assets                       592,318    236,014   356,304  151.0
    Core Deposits                   12,583,603 10,724,414 1,859,189   17.3
    CDs > $100,000, incl. Foreign    2,140,298  1,761,366   378,932   21.5
    Federal Funds Borrowed             867,757    553,041   314,716   56.9
    Convertible Subordinated Notes          --    143,400  (143,400)(100.0)

    The growth in securities available for sale was due primarily to the liquidity provided by core deposit acquisitions, which added a total of $2 billion in deposits. Loan and lease origination volume was strong, offset by securitizations and sales of $1.3 billion in residential mortgage and auto loans. Loan and lease volume was funded primarily through short-term borrowings including federal funds borrowed and CDs > $100,000. Acquisitions also contributed over $189 million in intangibles (other assets). The decrease in Convertible Subordinated Notes is due to the conversion as previously discussed.

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

    At June 30, 1996, stockholders' equity was $1.950 billion, compared to $1.536 billion at June 30, 1995, an increase of $414 million, or 27%. Stockholders' equity as a percentage of total assets as of June 30, 1996 was 9.8%. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively.

    The Registrant exceeded these "well capitalized" ratios at June 30, 1996 and 1995. At June 30, 1996, the Registrant had a Tier 1 risk-based capital ratio of 11%, a total risk-based capital ratio of 13.8% and a leverage ratio of 9.1%. At June 30, 1995, the Registrant had a Tier 1 risk-based capital ratio of 11.2%, total risk-based capital ratio of 12.9% and a leverage ratio of 9.5%. The slight reduction in risk-based capital ratios over prior year was primarily attributable to higher levels of intangibles resulting from deposit acquisitions, partially offset by the conversion of the subordinated notes.


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    1.   Exhibit No. 10 - Material Contracts

         Fifth Third Bancorp 1993 Stock Purchase Plan - reference is made to
         Exhibit 4.01 of Registration Statement on Form S-8, Registration No. 33-60474, filed with the Securities and Exchange Commission on April 1, 1993, and incorporated herein by reference.

    2. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three and Six Months Ended June 30, 1996 and 1995. Per share amounts and average shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid January 12, 1996.

    3. Exhibit No. 27 - Financial Data Schedule for the Six Months Ended June 30, 1996.

    4. Form 8-K dated April 30, 1996 relating to the redemption notice issued to the holders of the Registrant's Convertible Subordinated Notes was previously filed and is incorporated in this Form 10-Q by reference.



                                       SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Fifth Third Bancorp



                                       Registrant


                                       /s/ P. Michael Brumm
                                      -------------------------------
    Date:  August 12, 1996             P. Michael Brumm,
                                       Executive Vice President and CFO