Form 10-Q
period 1996-09-30
FIFTH THIRD BANCORP
filed 1996-11-14
CIK 35527

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended September 30, 1996
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

                                  YES / X /        NO

    The number of shares outstanding of the Registrant's Common Stock, without par value, as of September 30, 1996 was 105,871,574 shares.

                           FIFTH THIRD BANCORP


                                  INDEX


    Part I.   Financial Information

      Item 1.  Financial Statements

         Consolidated Balance Sheets -
         September 30, 1996 and 1995 and December 31, 1995         3
         Consolidated Statements of Income -
         Three and Nine Months Ended September 30, 1996 and 1995    4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995             5

         Consolidated Statements of Changes in Stockholders'
         Equity - Nine Months Ended September 30, 1996 and 1995    6

         Notes to Consolidated Financial Statements                7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations       8

    Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K                   11

    Fifth Third Bancorp and SubsidiariesSeptember 30,   Dec. 31,September 30
    Consolidated Balance Sheets             1996          1995       1995
    ($000's)                            (unaudited)              (unaudited)
    ASSETS
    Cash and Due from Banks          $     683,190       628,535     561,545
    Securities Available for Sale (a)     6,098,576     4,151,178  2,069,427
    Securities Held to Maturity (b)         166,145       187,091  2,561,074
    Other Short-Term Investments             44,090         6,822      7,540
    Loans and Leases
      Commercial Loans                    4,159,484     3,584,124  3,565,736
      Construction Loans                    350,153       312,098    300,251
      Commercial Mortgage Loans             787,340       794,267    783,633
      Commercial Lease Financing            923,461       830,644    706,533
      Residential Mortgage Loans          2,148,405     1,974,911  2,291,925
      Consumer Loans                      2,560,138     3,062,697  2,882,738
      Consumer Lease Financing            1,869,250     1,457,929  1,346,874
      Unearned Income                      (404,945)     (326,027)  (285,336
      Reserve for Credit Losses            (185,689)     (177,388)  (173,461
                                           --------       --------  --------
    Total Loans and Leases               12,207,597    11,513,255 11,418,893
    Bank Premises and Equipment             227,562       195,990    188,028
    Accrued Income Receivable               167,282       133,998    142,204
    Other Assets                            492,546       236,014    204,158
                                           --------       --------  --------
    Total Assets                      $  20,086,988    17,052,883 17,152,869

    LIABILITIES
    Deposits
      Demand                          $   2,147,417     1,827,837  1,681,755
      Interest Checking                   1,790,561     1,558,506  1,449,289
      Savings                             1,864,773       795,799    707,583
      Money Market                        1,499,387     1,920,871  1,895,524
      Other Time                          5,679,443     4,621,401  4,654,969
      Certificates - $100,000 and Over      898,702       704,968    861,813
      Foreign Office                        696,405     1,056,398    470,919
                                           --------       --------  --------
    Total Deposits                       14,576,688    12,485,780 11,721,852
    Federal Funds Borrowed                  710,376       553,041    991,916
    Short-Term Bank Notes                   874,993       450,000    875,000
    Other Short-Term Borrowings           1,136,369     1,002,454  1,058,000
    Accrued Taxes, Interest and Expenses    389,640       315,026    328,514
    Other Liabilities                        90,480        96,611    101,595
    Long-Term Debt                          277,565       281,996    286,908
    Convertible Subordinated Notes               --       143,400    143,706
                                           --------       --------  --------
    Total Liabilities                    18,056,111    15,328,308 15,507,491

    STOCKHOLDERS' EQUITY
    Common Stock (c)                        235,035       222,939    222,808
    Capital Surplus                         523,625       338,555    262,143
    Retained Earnings                     1,304,898     1,148,279  1,171,094
    Unrealized Losses                       (32,681)       14,802    (10,667
                                           --------       --------  --------
    Total Stockholders' Equity            2,030,877     1,724,575  1,645,378
    Total Liabilities and
       Stockholders' Equity           $  20,086,988    17,052,883 17,152,869

    See Notes to Consolidated Financial Statements

    Fifth Third Bancorp and Subsidiaries
    Consolidated Balance Sheets
    (continued)


    (a) Amortized cost:  Sept. 30, 1996 - $6,148,857,000, Dec. 31, 1995 -
          $4,129,405,000 and Sept. 30, 1995 - $2,086,838,000.

    (b) Market value:  Sept. 30, 1996 - $166,145,000, Dec. 31, 1995 -
          $187,091,000 and Sept. 30, 1995 - $2,575,318,000.

    (c) Stated value $2.22 per share; authorized 300,000,000; outstanding Sept. 30, 1996 - 105,871,574, Dec. 31, 1995 - 100,422,996 and
          Sept. 30, 1995 - 100,363,760. The number of shares outstanding at Dec. 31, 1995 and Sept. 30, 1995 have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid January 12, 1996.

    See Notes to Consolidated Financial Statements.

    Fifth Third Bancorp and Subsidiaries            Three Months Ended
    Consolidated Statements of Income (unaudited)     September 30,
    ($000's)                                     -----------------------
                                                     1996        1995
                                                 ----------- -----------
    Interest and Fees on Loans and Leases           $254,019     228,046
    Interest on Securities
      Taxable                                         99,411      68,411
      Exempt from Income Taxes                         5,352       5,941
                                                 ----------- -----------
    Total Interest on Securities                     104,763      74,352
    Interest on Other Short-Term Investments             248         343
                                                 ----------- -----------
    Total Interest Income                            359,030     302,741
    INTEREST EXPENSE                             ----------- -----------
    Interest on Deposits
      Interest Checking                                9,996       7,096
      Savings                                         15,105       3,632
      Money Market                                    13,351      15,971
      Other Time                                      77,643      66,200
      Certificates - $100,000 and Over                12,778      13,830
      Foreign Office                                   9,858       7,577
                                                 ----------- -----------
    Total Interest on Deposits                       138,731     114,306
    Interest on Federal Funds Borrowed                14,569      14,618
    Interest on Short-Term Bank Notes                 10,643      14,536
    Interest on Other Short-Term Borrowings           13,197      10,971
    Interest on Long-Term Debt and Notes               4,791       5,461
                                                 ----------- -----------
    Total Interest Expense                           181,931     159,892
                                                 ----------- -----------
    NET INTEREST INCOME                              177,099     142,849
    Provision for Credit Losses                       16,431      10,698
    NET INTEREST INCOME AFTER                    ----------- -----------
        PROVISION FOR CREDIT LOSSES                  160,668     132,151
    OTHER OPERATING INCOME
    Trust Income                                      18,486      15,619
    Service Charges on Deposits                       21,457      17,488
    Data Processing Income                            22,911      19,714
    Other Service Charges and Fees                    32,478      23,416
    Securities Gains                                      18       4,081
                                                 ----------- -----------
    Total Other Operating Income                      95,350      80,318
    OPERATING EXPENSES
    Salaries, Wages and Incentives                    46,712      40,234
    Employee Benefits                                 12,144      10,440
    Equipment Expenses                                 4,899       4,051
    Net Occupancy Expenses                             9,080       7,060
    Other Operating Expenses                          48,216      37,803
    One-Time SAIF Assessment                          16,612          --
                                                 ----------- -----------
    Total Operating Expenses                         137,663      99,588
                                                 ----------- -----------
    INCOME BEFORE INCOME TAXES                       118,355     112,881
    Applicable Income Taxes                           39,300      37,692
                                                 ----------- -----------
    NET INCOME                                       $79,055      75,189
                                                 =========== ===========
    NET INCOME PER SHARE (a)                         $   .75         .75
    AVERAGE SHARES OUTSTANDING (000's) (a)           105,789      99,680
    CASH DIVIDENDS DECLARED PER SHARE (a)            $   .29     .23 1/3
    See Notes to Consolidated Financial Statements.

    Fifth Third Bancorp and Subsidiaries           Nine Months Ended
    Consolidated Statements of Income (unaudited)     September 30,
    ($000's)                                     -----------------------
                                                     1996        1995
                                                 ----------- -----------
    Interest and Fees on Loans and Leases           $742,627     657,972
    Interest on Securities
      Taxable                                        266,390     183,663
      Exempt from Income Taxes                        16,067      17,227
                                                 ----------- -----------
    Total Interest on Securities                     282,457     200,890
    Interest on Other Short-Term Investments             627         987
                                                 ----------- -----------
    Total Interest Income                          1,025,711     859,849
    INTEREST EXPENSE                             ----------- -----------
    Interest on Deposits
      Interest Checking                               26,159      20,934
      Savings                                         38,441      10,136
      Money Market                                    44,553      44,709
      Other Time                                     227,839     180,769
      Certificates - $100,000 and Over                35,858      29,493
      Foreign Office                                  22,872      40,414
                                                 ----------- -----------
    Total Interest on Deposits                       395,722     326,455
    Interest on Federal Funds Borrowed                48,459      40,121
    Interest on Short-Term Bank Notes                 18,105      41,887
    Interest on Other Short-Term Borrowings           36,222      29,655
    Interest on Long-Term Debt and Notes              16,947       9,487
                                                 ----------- -----------
    Total Interest Expense                           515,455     447,605
                                                 ----------- -----------
    NET INTEREST INCOME                              510,256     412,244
    Provision for Credit Losses                       44,229      28,479
    NET INTEREST INCOME AFTER                    ----------- -----------
        PROVISION FOR CREDIT LOSSES                  466,027     383,765
    OTHER OPERATING INCOME
    Trust Income                                      54,943      45,649
    Service Charges on Deposits                       61,538      48,748
    Data Processing Income                            63,273      54,502
    Other Service Charges and Fees                    90,625      70,160
    Securities Gains                                     390       4,110
                                                 ----------- -----------
    Total Other Operating Income                     270,769     223,169
    OPERATING EXPENSES
    Salaries, Wages and Incentives                   139,945     116,644
    Employee Benefits                                 35,759      30,847
    Equipment Expenses                                14,911      12,277
    Net Occupancy Expenses                            26,883      20,878
    Other Operating Expenses                         141,179     111,284
    One-Time SAIF Assessment                          16,612          --
                                                 ----------- -----------
    Total Operating Expenses                         375,289     291,930
                                                 ----------- -----------
    INCOME BEFORE INCOME TAXES                       361,507     315,004
    Applicable Income Taxes                          120,063     105,183
                                                 ----------- -----------
    NET INCOME                                      $241,444     209,821
                                                 =========== ===========
    NET INCOME PER SHARE (a)                         $  2.34        2.13
    AVERAGE SHARES OUTSTANDING (000's) (a)           103,361      98,373
    CASH DIVIDENDS DECLARED PER SHARE (a)            $   .81         .70
    See Notes to Consolidated Financial Statements.
    Fifth Third Bancorp and Subsidiaries
    Consolidated Statements of Cash Flows (unaudited)
    For the Six Months Ended June 30,  ($000's)
                                                            1996       1995
    ------------------------------------------------------------------------
    Operating Activities
    ------------------------------------------------------------------------
    Net Income                                          $241,444   $209,821
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities
        Provision for Credit Losses                       44,229     28,479
        Depreciation, Amortization and Accretion          38,842     19,391
        Provision for Deferred Income Taxes               21,730     17,358
        Realized Securities Gains                         (2,076)    (4,119)
        Realized Securities Losses                         1,686          9
        Proceeds from Sales of Residential Mortgage
          Loans Held for Sale                            401,356    203,272
        Net Gains on Sales of Loans                     (6,496)    (3,025)
        Net Increase in Residential Mortgage Loans
          Held for Sale                                 (485,780)  (275,132)
        Net Increase in Accrued Income Receivable        (31,212)   (24,633)
        Net Decrease (Increase) in Other Assets          (75,779)    15,970
        Net Increase in Accrued Taxes, Interest and
          Expenses                                        71,815     94,146
        Net Decrease in Other Liabilities                (34,510)    (9,946)
    ------------------------------------------------------------------------
    Net Cash Provided by Operating Activities            185,249    271,591
    ------------------------------------------------------------------------
    Investing Activities
    Proceeds from Sales of Securities Available
        for Sale                                         266,571    113,539
    Proceeds from Calls, Paydowns and Maturities of
        Securities Available for Sale                    666,104    152,470
    Purchases of Securities Available for Sale        (2,222,110)  (460,025)
    Proceeds from Calls, Paydowns and Maturities of
        Securities Held to Maturity                      243,849    415,922
    Purchases of Securities Held to Maturity            (223,447)  (445,958)
    Net Decrease (Increase) in Other
        Short-Term Investments                           (33,780)    37,948
    Purchase of Loans in Acquisitions                   (224,313)  (177,904)
    Proceeds from Securitization of Automobile Loans     824,607       --
    Net Increase in Loans and Leases                  (1,739,504)(1,157,890)
    Purchases of Bank Premises and Equipment             (28,663)   (19,680)
    Proceeds from Disposal of Bank Premises
        and Equipment                                      1,441      2,148
    Net Cash Paid in Purchase of Subsidiaries           (175,572)   (30,313)
    ------------------------------------------------------------------------
    Net Cash Used in Investing Activities             (2,644,817)(1,569,743)
    ------------------------------------------------------------------------

    Fifth Third Bancorp and Subsidiaries
    Consolidated Statements of Cash Flows (unaudited)
    For the Six Months Ended June 30,  ($000's)
    (continued)                                             1996       1995
    ------------------------------------------------------------------------
    Financing Activities
    Purchase of Deposits                               1,921,019    271,435
    Net Increase in Core Deposits                        222,274    187,064
    Net Increase (Decrease) in CDs - $100,000 and Over,
        Including Foreign                               (268,524)    29,007
    Net Increase in Federal Funds Borrowed               157,335    313,309
    Net Increase in Short-Term Bank Notes                424,993     30,005
    Net Increase in Other Short-Term Borrowings          133,915    146,105
    Issuance of Long-Term Debt                            10,125    266,556
    Repayment of Long-Term Debt                          (15,257)   (15,115)
    Payment of Cash Dividends                            (80,204)   (65,713)
    Exercise of Stock Options                              8,643      2,170
    Other                                                    (96)      (135)
    ------------------------------------------------------------------------
    Net Cash Provided by Financing Activities          2,514,223  1,164,688
    ------------------------------------------------------------------------
    Increase (Decrease) in Cash and Due from Banks        54,655   (133,464)
    Cash and Due from Banks at Beginning of Period       628,535    695,009
    ------------------------------------------------------------------------
    Cash and Due from Banks at End of Period            $683,190    561,545
    ========================================================================
    See Notes to Consolidated Financial Statements

    Fifth Third Bancorp and Subsidiaries
    Consolidated Statements of Changes
    In Stockholders' Equity (unaudited)
    For the Nine Months Ended September 30  ($000's)
                                                          1996        1995
                                                   ----------- -----------

    Balance at January 1                         $   1,724,575   1,398,774
    Net Income                                         241,444     209,821
    Cash Dividends Declared (1996 - $.81 Per
      Share and 1995 - $.70 Per Share) (a)             (84,797)    (69,071)
    Stock Options Exercised,
      Including Treasury Shares Issued                   8,643       2,170
    Stock Issued in Conversion
      of Subordinated Notes                            143,255          --
    Shares Acquired for Treasury                           (53)        (70)
    Fractional Shares Issued                               (36)         --
    Stock Issued in Acquisitions and Other              45,329      66,203
    Change in Unrealized Gains/Losses on
      Securities Available for Sale                    (47,483)     37,551
                                                   ----------- -----------
    Balance at September 30                      $   2,030,877   1,645,378
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

    See Notes to Consolidated Financial Statements

                        FINANCIAL INFORMATION

    ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1996 and 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995, included in the Registrant's Annual Report on Form 10-K.

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

    ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    5. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $10,216,000, $22,954,000 and $24,659,000 at September 30, 1996, December 31,
         1995 and September 30, 1995, respectively.

    6. In the first nine months of 1996, the Registrant paid $515,216,000 in interest and $80,500,000 in Federal income taxes. In the first nine months of 1995, the Registrant paid $411,120,000 in interest and $52,000,000 in Federal income taxes. In the first nine months of 1996 and 1995, respectively, the Registrant had noncash investing activities consisting of the securitization of $639,600,000 and $553,149,000 of residential mortgage loans.

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

    RESULTS OF OPERATIONS

    Third quarter 1996 results include a one-time, pre-tax charge of $16.6 million ($10.8 million, or $.10 per share after tax), mandated by recent federal legislation to recapitalize the Savings Association Insurance Fund (SAIF). The Registrant's net income was $79,055,000 for the third quarter, up 5.1%, and $241,444,000 for the first nine months of 1996, up 15.1%, compared to the same periods in 1995. Net income per share for the third quarter was $.75, unchanged from 1995's $.75 and $2.34 for the first nine months, up 9.9% over 1995's $2.13. The SAIF charge applies to approximately $2.7 billion of thrift deposits acquired by the

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Registrant over the years. In exchange for the charge this quarter, the Registrant expects ongoing deposit insurance premiums will be reduced by approximately $6.1 million annually.

    Excluding the impact of the one-time charge, return on average equity was 17.5% and return on average assets was 1.79% for the third quarter of 1996.

    The Registrant's net interest income on a fully taxable equivalent basis for the third quarter of 1996 was $186.6 million, a 23% increase over the $151.2 million for the same period of 1995. This increase resulted from a 20% increase in average interest-earning assets and an increase of 12 basis points in the net interest margin.

    Commercial loans and leases were up 15.8%, led by commercial leases, up 31.2%. Installment loan and consumer lease originations totalled $735 million this quarter and $2.3 billion for the nine months ended, compared to $595 million and $1.6 billion, respectively, for the same periods last year. Residential mortgage loan volume remained strong, with approximately $368 million originated in the third quarter and $1.2 billion for the nine months ended, compared to $330 million and $643 million, respectively, for the same periods in 1995. The Registrant sold or securitized nearly $150 million of mortgage loans during the quarter and over $1 billion during the first nine months of 1996. The Registrant also securitized and sold an additional $413 million of auto loans during the third quarter, which brings the total auto loans securitized during the nine months ended to over $820 million.
    Excluding the effect of sales and securitizations during the past twelve months, consumer loan outstandings have increased 39.4%.

    The provision for credit losses was $16.4 million in the third quarter of 1996 and $10.7 million in the third quarter of 1995. Net chargeoffs for the third quarter were .46% of average loans and leases, compared with .28% reported for the third quarter of 1995. Nonperforming assets as a percentage of total loans, leases and other real estate owned were .38% at September 30, 1996 and .24% at September 30, 1995. Although net chargeoffs have risen in 1996, the total net chargeoff ratio remains below the Registrant's historical 10-year average of .48% and the reserve for credit losses is in excess of three and one-half times nonperforming assets.

    Total other operating income, excluding securities gains, increased to $95.3 million for the third quarter of 1996, a 25% increase over the third quarter of 1995. Trust income and data processing income increased 18.4% and 16.2%, respectively, over the same period in 1995, while other service charges and fees increased 38.7% for the quarter, due largely to growth in cardholder fees, consumer loan fees and mortgage banking income.

    The overhead ratio (operating expenses-excluding the SAIF assessment-divided by the sum of taxable equivalent net interest income and other operating income) for the quarter improved to 42.9%, compared to 44.1%
    last quarter and 43%  for the  third  quarter of 1995.   Excluding  the
    SAIF assessment, total operating expenses this quarter increased less than one percent over last quarter as management continues to scrutinize expenses and integrate acquisitions. Excluding the one-time charge, total operating expenses increased 21.6% over the same period of 1995. Salaries, wages, incentives and employee benefits increased 16.1%. The number of full-time equivalent employees (FTEs) increased 10.2% (or 605) over the same period in 1995 to 6,525 at September 30, 1996. Approximately one-half of the increase in FTEs is directly due to acquisitions. Equipment and net occupancy expenses increased 25.8% over 1995 due to the net addition of 33 locations, primarily from acquisitions, and upgrades of equipment to support growth and processing technology. Other operating expenses before the assessment increased 27.5% over 1995, due in large part to increases in expenses resulting from strong volume in all of our businesses, data processing and the amortization of intangibles.

    MATERIAL CHANGES IN FINANCIAL CONDITION

    The material changes that have occurred in the Registrant's financial condition during 1996 are as follows ($000's):

                                      Sept. 30,  Dec. 31,
                                       1996        1995     $ +/-    % +/-
                                    ---------   -----------  -------  ----
    Securities Available for Sale  $ 6,098,576  4,151,178 1,947,398   46.9
    Loans and Leases                12,393,286 11,690,643   702,643    6.0
    Other Assets                       492,546    236,014   256,532  108.7
    Core Deposits                   12,981,581 10,724,414 2,257,167   21.0
    CDs > $100,000, incl. Foreign    1,595,107  1,761,366  (166,259)  (9.4)
    Federal Funds Borrowed             710,376    553,041   157,335   28.4
    Short-Term Bank Notes              874,993    450,000   424,993   94.4
    Convertible Subordinated Notes          --    143,400  (143,400)(100.0)

    The growth in securities available for sale was due primarily to the liquidity provided by core deposit acquisitions, which added a total of $2 billion in deposits. Loan and lease origination volume was strong, offset by securitizations and sales of $1.9 billion in residential mortgage and auto loans. Loan and lease volume was funded primarily through short-term borrowings including federal funds borrowed and short-term bank notes, which were also used to replace maturing foreign office deposits. Acquisitions also contributed over $199 million in intangibles (other assets). The decrease in Convertible Subordinated Notes is due to the conversion as previously discussed.

    LIQUIDITY AND CAPITAL RESOURCES

    The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of short-term marketable securities, maturing loans and federal funds loaned and selected securitizable loan assets. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits. At September 30, 1996, stockholders' equity was $2.031 billion, compared to $1.645 billion at September 30, 1995, an increase of $386 million, or 23.5%. Stockholders' equity as a percentage of total assets as of September 30, 1996 was 10.1%. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these "well capitalized" ratios at September 30, 1996 and 1995. At September 30, 1996, the Registrant had a Tier 1 risk-based capital ratio of 11.2%, a total risk-based capital ratio of 14% and a leverage ratio of 9%. At September 30, 1995, the Registrant had a Tier 1 risk-based capital ratio of 11%, total risk-based capital ratio of 14.4% and a leverage ratio of 9.5%.


    ITEM 6. EXHIBITS


    1. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three and Nine Months Ended September 30, 1996 and 1995. Per share amounts and average shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid January 12, 1996.




                                       SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Fifth Third Bancorp
                                       Registrant


                                        /s/ P. Michael Brumm
                                        ---------------------
    Date:  November 12, 1996           P. Michael Brumm,
                                       Executive Vice President and CFO