Form 10-K405
period 1996-12-31
FIFTH THIRD BANCORP
filed 1997-03-04
CIK 35527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1996           Commission File Number 0-8076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $5,807,647,414 as of January 31, 1997. (NOTE 1)

The number of shares outstanding of the Registrant's Common Stock, without par value, as of January 31, 1997 was 105,881,698 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1996 Annual Report to Stockholders:                          Parts I, II and IV

Proxy Statement for 1997 Annual Meeting of Stockholders:     Parts III and IV

NOTE 1: In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1996, voting stock owned of record by its directors and principal executive officers, stockholders owning greater than 10% of the voting stock, and voting stock held by Registrant's trust departments in a fiduciary capacity.

                                 Total Pages: 64
                                              --

                               FIFTH THIRD BANCORP

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----

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

                                     PART I

ITEM 1.  BUSINESS
-----------------

                                  ORGANIZATION

Registrant was organized in 1974 under the laws of the State of Ohio. It began operations in 1975 upon reorganization of its principal subsidiary, The Fifth Third Bank. The executive offices of the Registrant are located in Cincinnati, Ohio. The Registrant is a multi-bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is registered as such with the Board of Governors of the Federal Reserve System. The Registrant is also a multi-savings-and-loan holding company and is registered with the Office of Thrift Supervision. Registrant has sixteen wholly-owned subsidiaries: The Fifth Third Bank; The Fifth Third Bank of Columbus; The Fifth Third Bank of Northwestern Ohio, N.A.; The Fifth Third Bank of Southern Ohio; The Fifth Third Bank of Western Ohio; Fifth Third Bank of Northeastern Ohio; Fifth Third Savings Bank of Northern Ohio, FSB; Fifth Third Bank of Florida; Fifth Third Bank of Northern Kentucky, Inc.; Fifth Third Savings Bank of Northern Kentucky, FSB; Fifth Third Bank of Kentucky, Inc.; The Fifth Third Savings Bank of Western Kentucky, FSB; The Fifth Third Bank of Central Indiana; Fifth Third Community Development Company; Fifth Third Investment Company; and Fountain Square Insurance Company. Unless the context otherwise indicates the term "Company" as used herein means the Registrant and the term "Bank" means its wholly-owned subsidiary, The Fifth Third Bank.

During January 1997, the Fifth Third Savings Bank of Western Kentucky, FSB was merged into and with Fifth Third Bank of Kentucky, Inc., Fifth Third Savings Bank of Northern Ohio, FSB was merged into and with Fifth Third Bank of Northeastern Ohio and Fifth Third Savings Bank of Northern Kentucky, FSB was merged into and with Fifth Third Bank of Northern Kentucky, Inc. At the same time, the Company was deregistered as a savings-and-loan holding company.

As of December 31, 1996, the Company's consolidated total assets were $20,548,998,000 and stockholders' equity totalled $2,144,125,000.

The Bank has five wholly-owned subsidiaries: Midwest Payment Systems, Inc.; Fifth Third Securities, Inc.; The Fifth Third Company; The Fifth Third Leasing Company; and Fifth Third International Company.

Fifth Third International Company has a 99.9% owned subsidiary: Fifth Third Trade Services Limited. Fifth Third Investment Company owns the remaining .01%.

                               ACQUISITIONS

The Company is the result of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, and Florida. The Company made the following acquisitions during 1996:

On January 19, 1996, the Company purchased approximately $1.4 billion of deposits and the fixed assets of 28 Cleveland-area offices from 1st Nationwide Bank. The acquisition price of the deposits, offices and other fixed assets was approximately $136 million.

On February 23, 1996, the Company purchased the Ohio operations of First Chicago NBD Corporation including $534 million in deposits, $222 million in loans and 25 offices in Columbus and Dayton, Ohio for $39.5 million.

On March 15, 1996, the Company acquired Kentucky Enterprise Bancorp, Inc., with consolidated assets of $276 million, and its wholly-owned subsidiary, Kentucky Enterprise Bank, FSB in a transaction accounted for as a pooling of interests.

                                  COMPETITION

There are hundreds of commercial banks, savings and loans and other financial services providers in Ohio, Kentucky, Indiana, Florida and nationally, which provide strong competition to the Company's banking subsidiaries. As providers of a full range of financial services, these subsidiaries compete with national and state banks, savings and loan associations, securities dealers, brokers, mortgage bankers, finance and insurance companies, and other financial service companies. With respect to data processing services, the Bank's data processing subsidiary, Midwest Payment Systems, Inc., competes with other electronic fund transfer (EFT) service providers such as Deluxe Corporation and Electronic
Data Systems and other merchant processing providers such as First Data Corporation, National Processing, Inc. and First USA Paymentech, Inc.

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

                          REGULATION AND SUPERVISION

The Company, as a bank holding company, is subject to the restrictions of the Bank Holding Company Act of 1956, as amended (the "Act"). The Act provides that the acquisition of control of a bank is subject to the prior approval of the Board of Governors of the Federal Reserve System. The Company is required to obtain the prior approval of the Federal Reserve Board before it can acquire control of more than 5% of the voting shares of another bank. The Act does not permit the Federal Reserve Board to approve an acquisition by the Company, or any of its subsidiaries, of any bank located in a state other than Ohio, unless the acquisition is specifically authorized by the law of the state in which such bank is located.

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

The Company's subsidiary state banks are primarily subject to the laws of the state in which each is located, the Board of Governors of the Federal Reserve System and/or the Federal Deposit Insurance Corporation. The subsidiary bank which is organized under the laws of the United States is primarily subject to regulation by the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Prior to January, 1997, the Company, as a savings and loan holding company, and its savings and loan subsidiaries were subject to regulation by the Office of Thrift Supervision.

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

                               EMPLOYEES

As of December 31, 1996, there were no employees of the Company. Subsidiaries of the Company employed 6,970 employees--1,178 were officers and 1,379 were part-time employees.

                          STATISTICAL INFORMATION

Pages 6 to 12 contain statistical information on the Company and its subsidiaries.

                           SECURITIES PORTFOLIO

The securities portfolio as of December 31 for each of the last five years, and the maturity distribution and weighted average yield of securities as of December 31, 1996, are incorporated herein by reference to the securities tables on pages 32 and 33 of the Company's 1996 Annual Report to Stockholders attached to this filing as Exhibit 13.

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

                  Under 1 year                           2.42%
                  1 - 5 years                            2.32%
                  6 - 10 years                           2.28%
                  Over 10 years                          2.64%
                  Total municipal securities             2.33%


                             AVERAGE BALANCE SHEETS

The average balance sheets are incorporated herein by reference to Table 1 on pages 28 and 29 of the Company's 1996 Annual Report to Stockholders attached to this filing as Exhibit 13.

           ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 28 through 30 of the Company's 1996 Annual Report to Stockholders attached to this filing as Exhibit 13.


 Types of Loans and Leases
 -------------------------

 A summary of loans and leases by major category as of December 31 follows
($000's):

                                         1996              1995               1994              1993              1992
                                         ----              ----               ----              ----              ----

 Commercial, financial and
   agricultural loans                    $4,013,785          3,584,124         3,045,315         2,685,558         2,490,077
 Real estate - construction loans           375,938            312,098           286,088           342,177           330,587
 Real estate - mortgage loans             2,946,225          2,769,178         3,076,463         3,434,496         2,964,402
 Consumer loans                           2,600,169          3,062,697         2,407,261         2,090,154         1,713,842
 Lease financing                          3,026,834          2,288,573         1,703,492         1,170,231           737,186
                                    ----------------  ----------------  -----------------  ----------------  ----------------
 Loans and leases, gross                 12,962,951         12,016,670        10,518,619         9,722,616         8,236,094
 Unearned income                           (448,159)          (326,027)         (232,162)         (155,718)         (120,504)
 Reserve for credit losses                 (187,278)          (177,388)         (155,918)         (144,537)         (121,452)
                                    ----------------  ----------------  -----------------  ----------------  ----------------
 Loans and leases, net                  $12,327,514         11,513,255        10,130,539         9,422,361         7,994,138
                                    ================  ================  =================  ================  ================


 Maturities and Sensitivity of Loans to Changes in Interest Rates
 ----------------------------------------------------------------

 The remaining maturities of the loan portfolio distributed to reflect expected cash flows (excluding residential mortgage and consumer loans) at December 31, 1996, and the sensitivity of loans to interest rate changes for loans due after one year was as follows ($000's):

                                      Commercial,
                                     Financial and      Real Estate       Real Estate
                                     Agricultural      Construction        Commercial
                                         Loans             Loans             Loans              Total
                                    ----------------  ----------------  -----------------  ----------------
 Due in one year or less                 $2,461,311            73,498            161,541         2,696,350
 Due after one year through
   five years                             1,262,114           290,158            532,342         2,084,614
 Due after five years                       290,360            12,282            101,716           404,358
                                    ----------------  ----------------  -----------------  ----------------

     Total                               $4,013,785           375,938            795,599         5,185,322
                                    ================  ================  =================  ================

 Loans due after one year:
     Predetermined interest rate           $985,538           290,216            497,952         1,773,706
                                    ================  ================  =================  ================
     Floating or adjustable
      interest rate                        $566,936            12,224            136,106           715,266
                                    ================  ================  =================  ================



Risk Elements
-------------

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Company's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection. For purposes of applying
Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by
Creditors for Impairment of a Loan", as amended, impaired loans have been defined as all nonaccrual loans. The following table presents data concerning loans and leases at risk at December 31, 1996 and previous years ($000's):

                                                   1996          1995           1994          1993          1992
                                                   ----          ----           ----          ----          ----

Nonaccrual loans and leases                     $29,046        37,049         20,725        18,961        32,772

Loans and leases contractually
  past due ninety days or more as
  to interest, principal or rental
  payments                                       38,053        20,455         13,237        10,444        21,804

Loans and leases renegotiated to
  provide a reduction or deferral of
  interest, principal or rental payments
  because of the financial position
  deterioration of the borrower                   1,121           506            443         2,378         3,693

Loans and leases currently performing
  in accordance with contractual terms
  where there are serious doubts as to
  the ability of the borrower to comply
  with such terms                                43,097        39,621         35,254        35,992        35,097



For calendar year 1996, interest income of $569,000 was recorded on nonaccrual and renegotiated loans and leases. Additional interest income of $3,805,000 would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.


Summary of Credit Loss Experience
---------------------------------

A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off was as follows ($000's):

                                          1996            1995             1994             1993             1992
                                          ----            ----             ----             ----             ----

Loans and leases outstanding at
 December 31                            $12,514,792      11,690,643       10,286,457        9,566,898        8,115,590
                                     ===============  ==============   ==============  ===============  ===============
Average loans and leases
 outstanding                            $12,304,544      10,960,757        9,902,901        8,869,432        7,189,975
                                     ===============  ==============   ==============  ===============  ===============
Reserve for credit losses,
 January 1                                 $177,388         155,918          144,537          121,452           97,319
                                     ---------------  --------------   --------------  ---------------  ---------------
Losses charged off:
  Commercial, financial and
   agricultural loans                       (10,500)         (6,596)          (8,793)         (12,113)         (24,156)
  Real estate - construction loans               --              --               --               --               --
  Real estate - mortgage loans               (3,774)         (3,697)          (3,485)          (7,174)          (6,488)
  Consumer loans                            (53,027)        (26,330)         (16,416)         (16,035)         (22,164)
  Lease financing                           (13,143)         (5,084)          (2,252)          (1,850)          (1,910)
                                     ---------------  --------------   --------------  ---------------  ---------------
     Total losses                           (80,444)        (41,707)         (30,946)         (37,172)         (54,718)
                                     ---------------  --------------   --------------  ---------------  ---------------
Recoveries of losses previously
  charged off:
  Commercial, financial and
   agricultural loans                         2,865           1,443            1,795            2,103            1,109
  Real estate - construction loans               --              --               --               --               --
  Real estate - mortgage loans                1,608             611            3,006              564              462
  Consumer loans                             13,174           8,399            7,898            6,793            6,883
  Lease financing                             2,835           1,393              773              638              499
                                     ---------------  --------------   --------------  ---------------  ---------------
     Total recoveries                        20,482          11,846           13,472           10,098            8,953
                                     ---------------  --------------   --------------  ---------------  ---------------
Net losses charged off:
  Commercial, financial and
   agricultural loans                        (7,635)         (5,153)          (6,998)         (10,010)         (23,047)
  Real estate - construction loans               --              --               --               --               --
  Real estate - mortgage loans               (2,166)         (3,086)            (479)          (6,610)          (6,026)
  Consumer loans                            (39,853)        (17,931)          (8,518)          (9,242)         (15,281)
  Lease financing                           (10,308)         (3,691)          (1,479)          (1,212)          (1,411)
                                     ---------------  --------------   --------------  ---------------  ---------------
     Total net losses charged off           (59,962)        (29,861)         (17,474)         (27,074)         (45,765)
                                     ---------------  --------------   --------------  ---------------  ---------------
LOC contract                                     --              --           (7,800)              --               --
Reserve of acquired
  institutions and other                      5,838           8,369              875            2,122            3,798
Provision charged to operations              64,014          42,962           35,780           48,037           66,100
                                     ---------------  --------------   --------------  ---------------  ---------------
Reserve for credit losses,
  December 31                              $187,278         177,388          155,918          144,537          121,452
                                     ===============  ==============   ==============  ===============  ===============


Summary of Credit Loss Experience, continued
--------------------------------------------
Reserve for credit losses,
 December 31:                                          1996               1995             1994              1993            1992
                                                       ----               ----             ----              ----            ----
  Commercial, financial and
   agricultural loans                               $98,491             92,988           72,906            71,825          66,260
  Real estate - construction loans                    4,853              5,033            5,405             6,442           6,096
  Real estate - mortgage loans                       39,879             30,392           26,298            23,397          16,638
  Consumer loans                                     25,045             32,126           36,272            33,450          26,997
  Lease financing                                    19,010             16,849           15,037             9,423           5,461
                                              --------------      -------------    -------------     -------------     -----------
     Total reserve for credit losses               $187,278            177,388          155,918           144,537         121,452
                                              ==============      =============    =============     =============     ===========

The analysis above is for analytical purposes. The reserve for credit losses is general in nature and is available to absorb losses from any portion of the loan and lease portfolio.

The distribution of loans and leases by type and the ratio of net charge-offs to average loans and leases outstanding was as follows:

                                                       1996               1995             1994              1993           1992
                                                       ----               ----             ----             -----           ----

Percentage of loans and leases to total
 loans and leases at December 31
  Commercial, financial and
   agricultural loans                                  31.9%              30.5             29.5              28.0            30.5
  Real estate - construction loans                      3.0                2.7              2.8               3.6             4.1
  Real estate - mortgage loans                         23.6               23.7             29.9              35.8            36.5
  Consumer loans                                       20.8               26.2             23.4              21.9            21.1
  Lease financing                                      20.7               16.9             14.4              10.7             7.8
                                                ------------        -----------     ------------       -----------      ----------
     Total                                            100.0%             100.0            100.0             100.0           100.0
                                                ============        ===========     ============       ===========      ==========

Ratio of net charge-offs during year
 to average loans and leases outstanding
 during year
   Commercial, financial and
    agricultural loans                                  0.20%             0.15             0.24              0.38            0.98
   Real estate - construction loans                       --                --               --                --              --
   Real estate - mortgage loans                         0.07              0.10             0.01              0.21            0.25
   Consumer loans                                       1.40              0.68             0.38              0.49            0.96
   Lease financing                                      0.45              0.22             0.12              0.15            0.29
      Weighted Average Ratio                            0.49              0.27             0.18              0.31            0.64

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

3. Regular examinations and appraisals of the loan and lease portfolio conducted by the Company's examination staff and the banking supervisory authorities.

4. Management's judgement with respect to the current and expected economic conditions and their impact on the existing loan and lease portfolio.

The amount provided for credit losses exceeded actual net charge-offs by $4,052,000 in 1996, $13,101,000 in 1995 and $18,306,000 in 1994.

Management reviews the reserve on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the reserve at December 31, 1996 of $187,278,000 was adequate.


Maturity Distribution of Domestic Certificates of Deposit of $100,000 and Over at December 31, 1996 ($000's)
------------------------------------------------------------------------------------------------------------

          Three months or less                                $532,832
          Over three months through six months                 142,997
          Over six months through twelve months                 74,481
          Over twelve months                                    36,477
                                                          -------------

               Total certificates - $100,000 and over         $786,787
                                                          =============

Note:  Foreign office deposits are denominated in amounts greater than $100,000.


Return on Equity and Assets
---------------------------

The following table presents certain operating ratios:

                                                      1996             1995             1994
                                                      ----             ----             ----
Return on assets (A) *                                1.72%            1.78             1.77

Return on equity (B) *                                17.2%            18.1             18.6

Dividend payout ratio (C) *                           34.8%            33.9             32.3

Equity to assets ratio (D)                            9.99%            9.82             9.50
--------------------------------------------

  (A) net income divided by average assets
  (B) net income divided by average equity
  (C) dividends declared per share divided by fully diluted net income per share
  (D) average equity divided by average assets
  * 1996 ratios include the special SAIF assessment of $16.6 million pretax ($10.8 million after tax or $.10 per share). For comparability, excluding the impact of this assessment, return on average assets, return on average equity and the dividend payout ratio for 1996 would have been 1.78%, 17.8% and 33.7%, respectively.

ITEM 2.  PROPERTIES
-------------------

The Company's executive offices and the main office of the Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio, located in a 32-story office tower and a 5-story office building and parking garage known as the Fifth Third Center and the William S. Rowe Building, respectively. One of the Bank's subsidiaries owns 100% of these buildings.

At December 31, 1996, the Company, through its subsidiary banks and savings banks, seven located in Ohio, four in Kentucky, one in Indiana and one in Florida, operated 414 banking centers, of which 208 were owned and 206 were leased. The properties owned are free from mortgages and encumbrances.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company and its subsidiaries are not parties to any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to Page 1 of Registrant's 1996 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is incorporated herein by reference to page 37 of Registrant's 1996 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to pages 28 through 36 of Registrant's 1996 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required by this item is incorporated herein by reference to pages 15 through 27 and page 37 of Registrant's 1996 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item concerning Directors is incorporated herein by reference under the caption "ELECTION OF DIRECTORS" of the Registrant's 1997 Proxy Statement. The names, ages and positions of the Executive Officers of the Company as of January 31, 1997 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

                                   CURRENT POSITION AND
NAME AND AGE                       BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                       ---------------------------------------


George A. Schaefer, Jr., 51        PRESIDENT AND CEO.  President and Chief
                                   Executive Officer of the Company and the
                                   Bank.

George W. Landry, 56               EXECUTIVE VICE PRESIDENT.  Executive Vice
                                   President of the Company and the Bank.

Stephen J. Schrantz, 48            EXECUTIVE VICE PRESIDENT.  Executive Vice
                                   President of the Company and the Bank.

Michael D. Baker, 46               EXECUTIVE VICE PRESIDENT.  Executive Vice
                                   President of the Company and the Bank since
                                   August, 1995.  Previously, Mr. Baker was
                                   Senior Vice President of the Company since
                                   March, 1993, and of the Bank.

P. Michael Brumm, 49               EXECUTIVE VICE PRESIDENT AND CHIEF
                                   FINANCIAL OFFICER.  Executive Vice
                                   President of the Company and the Bank since
                                   August, 1995.  Previously, Mr. Brumm was
                                   Senior Vice President and CFO of the
                                   Company and the Bank.

Robert P. Niehaus, 50              EXECUTIVE VICE PRESIDENT.  Executive Vice
                                   President of the Company and the Bank since
                                   August, 1995.  Previously, Mr. Niehaus was
                                   Senior Vice President of the Company since
                                   March, 1993, and Senior Vice President of
                                   the Bank.

Michael K. Keating, 41             EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL
                                   AND SECRETARY.  Executive Vice President of
                                   the Company and the Bank since August, 1995
                                   and Secretary of the Company and the Bank
                                   since January, 1994.  Previously, Mr.
                                   Keating was Senior Vice President and
                                   General Counsel of the Company since March,
                                   1993, and Senior Vice President and Counsel
                                   of the Bank.  Mr. Keating is a son of Mr.
                                   William J. Keating, Director.


                                  CURRENT POSITION AND
NAME AND AGE                      BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                      ---------------------------------------


Robert J. King, Jr., 41           SENIOR VICE PRESIDENT.  Senior Vice
                                  President of the Company since March, 1995,
                                  and President and CEO of Fifth Third Bank
                                  of Northwestern Ohio, N.A.

James R. Gaunt, 51                SENIOR VICE PRESIDENT.  Senior Vice
                                  President of the Company since March, 1994,
                                  and President and CEO of Fifth Third Bank
                                  of Kentucky, Inc. since August, 1994.
                                  Previously, Mr. Gaunt was Senior Vice
                                  President of the Bank.

Neal E. Arnold, 36                TREASURER.  Treasurer of the Company and
                                  the Bank, and Senior Vice President of the
                                  Bank since April, 1993.  Previously, Mr.
                                  Arnold was Vice President of the Bank.

Gerald L. Wissel, 40              AUDITOR.  Auditor of the Company and the
                                  Bank. Executive Vice President of the Bank
                                  since January, 1997.  Previously, Mr.
                                  Wissel was Senior Vice President of the
                                  Bank.

Roger W. Dean, 34                 CONTROLLER.  Controller of the Company and
                                  Vice President of the Bank since June,
                                  1993.  Previously, Mr. Dean was with
                                  Deloitte & Touche LLP, independent public
                                  accountants.

Paul L. Reynolds, 35              ASSISTANT SECRETARY.  Assistant Secretary
                                  of the Company since March, 1995, and Vice
                                  President, General Counsel and Assistant
                                  Secretary of the Bank since January, 1995.
                                  Previously, Mr. Reynolds was Vice
                                  President, Counsel and Assistant Secretary
                                  of the Bank.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" of the Registrant's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS, AND EXECUTIVE COMPENSATION" of the Registrant's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" of the Registrant's 1997 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

a)   Documents Filed as Part of the Report                               PAGE
                                                                         ----
     1.  Index to Financial Statements

         Consolidated Statements of Income for the
         Years Ended December 31, 1996, 1995 and 1994                   *

         Consolidated Balance Sheets, December 31, 1996
         and 1995                                                       *

         Consolidated Statements of Changes in
         Stockholders' Equity for the Years Ended
         December 31, 1996, 1995 and 1994                               *

         Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1996, 1995 and 1994                   *

         Notes to Consolidated Financial Statements                     *

     * Incorporated by reference to pages 15 through 27 of Registrant's 1996 Annual Report to Stockholders attached to this filing as Exhibit 13.

     2.  Financial Statement Schedules

         The schedules for Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

     3.  Exhibits

         EXHIBIT
            NO.
         -------

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

         10(l)- Fifth Third Bancorp Amended and Restated Stock Option and Incentive Plan for Selected Executive Officers, Employees and Directors of Falls Financial, Inc. (m)

         10(m)-   Fifth Third Bancorp Amended 1993 Discount Stock Purchase
                  Plan (n)

         11- Computation of Consolidated Net Income Per Share for the Years Ended December 31, 1996, 1995, 1994, 1993 and 1992

         13-      Fifth Third Bancorp 1996 Annual Report to Stockholders

         21-      Fifth Third Bancorp Subsidiaries

         23-      Independent Auditors' Consent

b)  Reports on Form 8-K

        NONE.

--------------------
(a) Incorporated by reference to Registrant's Registration Statement, Exhibits 3.1 and 3.2, on Form S-4, Registration No. 33-19965 which is effective.

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

(n) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)

/s/ George A. Schaefer, Jr.                         March 3, 1997
--------------------------
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ P. Michael Brumm                              /s/ Roger W. Dean
--------------------------                     --------------------------
P. Michael Brumm                               Roger W. Dean
Executive Vice President and CFO               Controller
(Chief Financial Officer)                      (Principal Accounting Officer)

/s/ John F. Barrett                   /s/ Joseph H. Head, Jr.                 /s/ James E. Rogers
--------------------------            --------------------------              --------------------------
John F. Barrett                       Joseph H. Head, Jr.                     James E. Rogers
Director                              Director                                Director

/s/ Milton C. Boesel, Jr.                                                     /s/ Brian H. Rowe
--------------------------            --------------------------              --------------------------
Milton C. Boesel, Jr.                 Joan R. Herschede                       Brian H. Rowe
Director                              Director                                Director

                                                                              /s/ George A. Schaefer, Jr.
--------------------------            --------------------------              --------------------------
Gerald V. Dirvin                      William G. Kagler                       George A. Schaefer, Jr.
Director                              Director                                Director

/s/ Thomas B. Donnell                                                         /s/ John J. Schiff, Jr.
--------------------------            --------------------------              --------------------------
Thomas B. Donnell                     William J. Keating                      John J. Schiff, Jr.
Director                              Director                                Director

                                       /s/ James D. Kiggen                    /s/ Dennis J. Sullivan, Jr.
--------------------------            --------------------------              --------------------------
Richard T. Farmer                     James D. Kiggen                         Dennis J. Sullivan, Jr.
Director                              Director                                Director

                                       /s/ Robert B. Morgan
--------------------------            --------------------------              --------------------------
John D. Geary                         Robert B. Morgan                        Dudley S. Taft
Director                              Director                                Director

--------------------------            --------------------------
Ivan W. Gorr                          Michael H. Norris
Director                              Director
