Form 10-Q
period 1997-03-31
FIFTH THIRD BANCORP
filed 1997-05-14
CIK 35527

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549












                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended March 31, 1997
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

                              YES  X         NO

The number of shares outstanding of the Registrant's Common Stock, without par value, as of March 31, 1997 was 102,848,617 shares.

                       FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
     March 31, 1997 and 1996 and December 31, 1996              3

     Consolidated Statements of Income -
     Three Months Ended March 31, 1997 and 1996                 4

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1997 and 1996                 5

     Consolidated Statements of Changes in Stockholders'
     Equity - Three Months Ended March 31, 1997 and 1996        6

     Notes to Consolidated Financial Statements                 7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        8

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders   11

  Item 6.  Exhibits and Reports on Form 8-K                    11

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000's)
                                 MARCH 31,     December 31,  March 31,
                                 1997          1996          1996
                                 (UNAUDITED)                 (unaudited)
ASSETS
Cash and Due from Banks               $506,720       808,926       470,337
Securities Available for Sale (a)    6,465,434     6,223,881     5,436,077
Securities Held to Maturity (b)         88,119       176,804       185,987
Other Short-Term Investments            32,641        44,579        20,756
Loans and Leases
  Commercial Loans                   4,102,127     4,013,785     3,787,480
  Construction Loans                   375,093       375,938       320,563
  Commercial Mortgage Loans            794,602       795,599       795,161
  Commercial Lease Financing         1,092,127     1,093,422       842,975
  Residential Mortgage Loans         2,076,292     2,150,626     2,300,654
  Consumer Loans                     2,533,339     2,600,169     2,802,889
  Consumer Lease Financing           1,910,198     1,933,412     1,599,593
  Unearned Income                     (446,292)     (448,159)     (345,055)
  Reserve for Credit Losses           (187,343)     (187,278)     (181,006)
                                 ------------  ------------  ------------
Total Loans and Leases              12,250,143    12,327,514    11,923,254
Bank Premises and Equipment            233,163       231,389       219,669
Accrued Income Receivable              162,036       182,854       146,375
Other Assets                           437,441       553,051       467,420
                                 ------------  ------------  ------------
TOTAL ASSETS                       $20,175,697    20,548,998    18,869,875
                                 ============  ============  ============
LIABILITIES
Deposits
  Demand                            $2,039,309     2,495,839     1,719,231
  Interest Checking                  2,002,915     1,957,895     1,702,051
  Savings                            1,999,459     1,940,897     1,640,958
  Money Market                       1,430,396     1,462,794     1,916,008
  Other Time                         5,520,254     5,597,729     5,679,503
  Certificates - $100,000 and Over     802,097       786,787       884,491
  Foreign Office                       128,086       132,715       167,056
                                 ------------  ------------  ------------
Total Deposits                      13,922,516    14,374,656    13,709,298
Federal Funds Borrowed               1,512,613     1,420,694     1,140,755
Short-Term Bank Notes                  705,000       806,000       350,000
Other Short-Term Borrowings          1,184,792     1,038,738       964,968
Accrued Taxes, Interest and Expenses   387,143       374,304       346,814
Other Liabilities                       90,995       112,820       135,570
Long-Term Debt                         457,747       277,661       287,381
Convertible Subordinated Notes               0             0       142,322
                                 ------------  ------------  ------------
TOTAL LIABILITIES                   18,260,806    18,404,873    17,077,108
STOCKHOLDERS' EQUITY
Common Stock (c)                       235,090       235,090       227,089
Capital Surplus                        519,230       525,038       383,080
Retained Earnings                    1,432,190     1,367,653     1,200,807
Unrealized Gains (Losses) on
  Securities Available for Sale        (26,978)       16,598       (18,209)
Treasury Stock                        (244,641)         (254)            0
                                 ------------  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY           1,914,891     2,144,125     1,792,767
                                 ------------  ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $20,175,697    20,548,998    18,869,875
                                 ============  ============  ============
(a) Amortized cost:  March 31, 1997 - $6,506,939,000, December 31, 1996 -
$6,198,346,000 and March 31, 1996 - $5,465,091,000.
(b) Market value:  March 31, 1997 - $88,119,000, December 31, 1996 -
$176,798,000 and March 31, 1996 - $185,987,000.
(c) Stated value $2.22 per share; authorized 300,000,000; outstanding
March 31, 1997-102,848,617 (EXCLUDES 3,047,869 TREASURY SHARES),
December 31, 1996 - 105,892,554 (excludes 3,931 treasury shares) and March 31, 1996 - 102,292,666.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
($000's)

                                            Three Months Ended March 31,
                                                        1997          1996
INTEREST INCOME
Interest and Fees on Loans and Leases               $250,725       239,636
Interest on Securities
  Taxable                                            107,159        77,872
  Exempt from Income Taxes                             4,374         5,351
                                               ------------  ------------
Total Interest on Securities                         111,533        83,223
Interest on Other Short-Term Investments                 487           191

Total Interest Income                                362,745       323,050
INTEREST EXPENSE
Interest on Deposits
  Interest Checking                                   11,561         7,750
  Savings                                             15,933         9,497
  Money Market                                        11,967        16,628
  Other Time                                          75,268        72,872
  Certificates - $100,000 and Over                    10,313        11,105
  Foreign Office                                       4,453         4,426
                                               ------------  ------------
Total Interest on Deposits                           129,495       122,278
Interest on Federal Funds Borrowed                    24,969        15,769
Interest on Short-Term Bank Notes                      9,365         5,416
Interest on Other Short-Term Borrowings               12,558        11,630
Interest on Long-Term Debt and Notes                   5,042         6,329
                                               ------------  ------------
Total Interest Expense                               181,429       161,422
                                               ------------  ------------
NET INTEREST INCOME                                  181,316       161,628
Provision for Credit Losses                           17,446         9,750
                                               ------------  ------------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                        163,870       151,878
OTHER OPERATING INCOME
Trust Income                                          20,851        17,785
Service Charges on Deposits                           22,433        19,214
Data Processing Income                                22,739        19,012
Other Service Charges and Fees                        31,865        27,452
Securities Gains                                         672           205
                                               ------------  ------------
Total Other Operating Income                          98,560        83,668
OPERATING EXPENSES
Salaries, Wages and Incentives                        47,408        45,227
Employee Benefits                                     10,011        11,608
Equipment Expenses                                     5,254         4,871
Net Occupancy Expenses                                 9,337         8,923
Other Operating Expenses                              48,965        46,610
                                               ------------  ------------
Total Operating Expenses                             120,975       117,239
                                               ------------  ------------
INCOME BEFORE INCOME TAXES                           141,455       118,307
Applicable Income Taxes                               46,959        39,167
                                               ------------  ------------
NET INCOME                                           $94,496        79,140
                                               ============  ============
NET INCOME PER SHARE                                   $0.91          0.79
AVERAGE SHARES OUTSTANDING (000's)                   104,386       100,780
CASH DIVIDENDS DECLARED PER SHARE                      $0.29          0.26



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH, 31 ($000's)
                                                        1997         1996
OPERATING ACTIVITIES
Net Income                                           $94,496        79,140
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Provision for Credit Losses                       17,446         9,750
    Depreciation, Amortization and Accretion          15,231        12,286
    Provision for Deferred Income Taxes                4,174         4,468
    Realized Securities Gains                         (1,848)         (220)
    Realized Securities Losses                         1,176            15
    Proceeds from Sales of Residential Mortgage
      Loans Held for Sale                             78,311       126,681
    Net Gains on Sales of Loans                       (2,626)       (2,162)
    Increase in Residential Mortgage Loans Held      (71,138)     (191,660)
    Net Decrease (Increase) in Accrued
      Income Receivable                               20,818       (10,305)
    Net Decrease (Increase) in Other Assets          110,158       (40,135)
    Net Increase in Accrued Taxes, Interest
      and Expenses                                    32,129        39,456
    Net Increase (Decrease) in Other Liabilities     (21,067)       14,687
                                               ------------  ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                               277,260        42,001
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available
      for Sale                                       435,221        11,512
Proceeds from Calls, Paydowns and Maturities of
  Securities Available for Sale                      186,563       195,638
Purchases of Securities Available for Sale          (933,877)   (1,357,493)
Proceeds from Calls, Paydowns and Maturities of
  Securities Held to Maturity                         96,264        38,361
Purchases of Securities Held to Maturity              (7,579)      (37,801)
Decrease (Increase) in Other Short-Term Investments   11,938       (10,446)
Purchase of Loans in Acquisitions                          0      (224,313)
Proceeds from Securitization and Sale
  of Automobile Loans                                      0       408,471
Proceeds from Sale of Loans                          237,276             0
Net Increase in Loans and Leases                    (181,898)     (479,726)
Purchases of Bank Premises and Equipment              (7,840)       (7,673)
Proceeds from Disposal of Bank Premises
  and Equipment                                          545            96
Net Cash Paid in Purchase of Subsidiaries
  and Other Acquisitions                                   0      (175,572)
                                               ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES               (163,387)   (1,638,946)
FINANCING ACTIVITIES
Purchase of Deposits                                             1,921,019
Net Decrease in Core Deposits                       (462,821)     (101,556)
Net Increase (Decrease) in CDs - $100,000 and Over,
  including Foreign                                   10,681      (812,084)
Net Increase in Federal Funds Borrowed                91,919       587,714
Net Decrease in Short-Term Bank Notes               (101,000)     (100,000)
Net Increase (Decrease) in Other
  Short-Term Borrowings                              146,054       (37,486)
Proceeds from Issuance of Long-Term Debt and Notes   200,000        10,000
Repayment of Long-Term Debt                          (20,000)       (5,000)
Payment of Cash Dividends                            (30,718)      (26,110)
Exercise of Stock Options                              3,762         3,353
Purchase of Treasury Stock                          (253,956)            0
Other                                                      0        (1,103)
                                               ------------  ------------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                              (416,079)    1,438,747
                                               ------------  ------------
DECREASE IN CASH AND DUE FROM BANKS                 (302,206)     (158,198)
CASH AND DUE FROM BANKS AT
  BEGINNING OF PERIOD                                808,926       628,535
                                               ------------  ------------
CASH AND DUE FROM BANKS AT END OF PERIOD            $506,720       470,337
                                               ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31  ($000's)

                                                        1997          1996
BALANCE AT JANUARY 1                              $2,144,125     1,724,575
Net Income                                            94,496        79,140
Cash Dividends Declared (1997 - $.29 Per Share
     and 1996 - $.26 per Share)                      (29,960)      (26,596)
Stock Options Exercised,
  Including Treasury Shares Issued                     3,762         3,353
Stock Issued in Conversion of Subordinated Notes           0         1,028
Shares Acquired for Treasury                        (253,956)          (53)
Fractional Shares Issued                                   0           (36)
Stock Issued in Acquisition                                0        44,367
Change in Unrealized Gains/Losses on
  Securities Available for Sale                      (43,576)      (33,011)
                                               ------------  ------------
BALANCE AT MARCH 31                               $1,914,891     1,792,767
                                               ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1997 and 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1996 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Registrant's Annual Report on Form 10-K.

2.   The Registrant adopted Statement of Financial Accounting Standards
     (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997. The standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material effect on the Consolidated Financial Statements.

3. SFAS No. 128, "Earnings Per Share" was issued in February, 1997 and is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. The statement requires dual presentation of basic and diluted earnings per share on the face of the income statement and provides guidance on other computational changes. Management has determined that earnings per share amounts computed under the new standard will not be materially different from the amounts reported herein.

4. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $9,509,000, $15,756,000 and $37,949,000 at March 31, 1997, December 31, 1996
     and March 31, 1996, respectively.

5. In the first three months of 1997, the Registrant paid $192,683,000 in interest and no Federal income taxes. In the first three months of 1996, the Registrant paid $152,586,000 in interest and $3,500,000 in Federal income taxes. There were no loan securitizations during the first three months of 1997. In the first three months of 1996, the Registrant had noncash investing activities consisting of the securitization of $90,600,000 of residential mortgage loans.

6. In March, 1997, the Registrant reached a definitive agreement to acquire Suburban Bancorporation, Inc. a savings and loan holding company with approximately $200 million in assets. The merger is expected to be completed in the third quarter of 1997, pending regulatory and shareholder approvals and will be accounted for as a purchase as such term is used under generally accepted accounting principles.

7. Certain prior year's data has been reclassified to conform to current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements which are a part of this filing.

RESULTS OF OPERATIONS

The Registrant's net income was $94,496,000 for the first quarter, up 19%, compared to $79,140,000 the same period in 1996. Net income per share for the first quarter was $.91, a 15% increase over last year's $.79.

Total assets were $20.2 billion at quarter end, compared to 1996's first quarter assets of $18.9 billion. For the first quarter of 1997, return on average equity was 18.7 percent and return on average assets was 1.88 percent.

The Registrant's net interest income on a fully taxable equivalent basis for the first quarter of 1997 was $192.2 million, a 12% increase over the $171 million for the same period of 1996. This increase resulted primarily from a 12% increase in average interest-earning assets and an increase of 3 basis points in the net interest margin.

Loan and lease origination volumes remained strong but, as in prior quarters, growth in outstandings is affected considerably by sales and securitizations. Average commercial loan and lease outstandings were up 12%, led by commercial leases, up 31%. Installment loan comparisons to the first quarter of last year are affected by the securitization and sale, with servicing retained, of over $800 million in auto loans. The Registrant also sold or securitized $1.4 billion in residential mortgage loans since the first quarter of 1996, which affected growth in outstandings and contributed in part to the increase in investment securities. Consumer lease balances rose 18% over the same period of last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The net provision for credit losses was $17.4 million in the first quarter of 1997 and $9.8 million in the first quarter of 1996. Net chargeoffs for the first quarter were .56% of average loans and leases, compared with .40% for the first quarter of 1996. Nonperforming assets as a percentage of total loans, leases and other real estate owned were
 .36% at March 31, 1997 and .33% at March 31, 1996. The reserve for credit losses as a percentage of total loans and leases was 1.51% at March 31, 1997 and 1.50% at March 31, 1996.

Total other operating income, excluding securities gains, increased to $97.9 million for the first quarter of 1997, a 17% increase over the first quarter of 1996. Trust income and data processing income increased 17% and 20%, respectively, over the same period in 1996. Other service charges and fees increased 16% over the same period last year which includes increased fees from consumer lending.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) for the quarter improved to 41.6%, compared to 46.0% for the first quarter of 1996

Total operating expenses for the quarter increased 3% over the same period of 1996. Salaries, wages, incentives and employee benefits increased 1% as the number of full-time equivalent employees decreased
3 percent (or 219) over the same period in 1996 to 6,457 at March 31, 1997, demonstrating the successful integration of several large acquisitions in 1996. Salaries, wages, incentives and employee benefits increased 5% over last quarter, as the fourth quarter expenses were affected by routine, year-end adjustments to accruals and reserves. Equipment and net occupancy expenses increased 6% over 1996 from acquired offices, the addition of 86 ATM machines and investments to upgrade processing technology and improve productivity. Other operating expenses increased 5 percent over the first quarter of 1996, as reductions in FDIC premiums were offset by intangible amortization and volume-related expenses from our processing businesses.

MATERIAL CHANGES IN FINANCIAL CONDITION

The material changes that have occurred in the Registrant's financial condition during 1997 are as follows ($000's):

                                  Mar. 31,  Dec. 31,
                                   1997        1996     $ +/-    % +/-
Cash and Due from Banks         $  506,720    808,926  (302,206) (37.4)
Core Deposits                    2,039,309  2,495,839  (456,530) (18.3)
Long-Term Debt                     457,747    277,661   180,086   64.9
Stockholders' Equity             1,914,891  2,144,125  (229,234) (10.7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The decline in both cash and due from banks and stockholders' equity is due primarily to reductions in core deposits and the repurchase of 3.1 million shares of common stock under the Registrant's stock repurchase plan.

During the first quarter, the Registrant, through its wholly owned Fifth Third Capital Trust I, a Delaware statutory business trust (the
Trust), issued $200 million of 8.136% Capital Securities. These securities, representing Junior Subordinate Deferrable Interest
Debentures, are classified as long-term debt in the Consolidated Balance Sheet and qualify as Tier 1 regulatory capital.

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

At March 31, 1997, stockholders' equity was $1.915 billion, compared to $1.793 billion at March 31, 1996, an increase of $122 million, or 6.8%. Stockholders' equity as a percentage of total assets as of March 31, 1997 was 9.5%. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these "well capitalized" ratios at March 31, 1997 and 1996. At March 31, 1997, the Registrant had a Tier 1 risk-based capital ratio of 11.6%, a total risk-based capital ratio of 14.3% and a leverage ratio of 9.2%. At March 31, 1996, the Registrant had a Tier 1 risk-based capital ratio of 10.2%, total risk-based capital ratio of 13.2% and a leverage ratio of 9.5%.

The Registrant repurchased 3.1 million shares during the first quarter of 1997 at an aggregate cost of approximately $254 million through open market purchases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 18, 1997, the Registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the stockholders adopted all the proposals stated in the Proxy Statement dated February 7, 1997, which is incorporated herein by reference. The proposals voted on and approved by the stockholders are as follows:

1. The election of seven (7) Class II Directors to serve until the Annual Meeting of Stockholders in 2000.

2. Approval of the proposal to amend the Amended 1990 Stock Option Plan which provides that the aggregate number of shares of Common Stock which may be issued under the Plan shall be increased by 2.5 million shares by a vote of 84,252,211 for, 8,796,536 against and 890,026 abstaining.

3. Approval of the appointment of the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 1997 by a vote of 85,753,553 for, 820,900 against and 422,931 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


1. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three Months Ended March 31, 1997 and 1996.


2. Form 8-K dated March 20, 1997 relating to the issuance of Fifth Third Capital Trust I's $200,000,000 8.136% Capital Securities, Series A, was previously filed and is incorporated in this Form 10-Q by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIFTH THIRD BANCORP
                                   Registrant


                                   /s/ P. Michael Brumm
Date:  May 9, 1997                 P. Michael Brumm,
                                   Executive Vice President and CFO