Form 10-Q
period 1997-06-30
FIFTH THIRD BANCORP
filed 1997-08-14
CIK 35527

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended June 30, 1997
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

                              YES  X         NO

The number of shares outstanding of the Registrant's Common Stock, without par value, as of June 30, 1997 was 154,096,732 shares.



                       FIFTH THIRD BANCORP


                              INDEX


Part I.   Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
     June 30, 1997 and 1996 and December 31, 1996               3

     Consolidated Statements of Income -
     Three and Six Months Ended June 30, 1997 and 1996          4

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1997 and 1996                    5

     Consolidated Statements of Changes in Stockholders'
     Equity - Six Months Ended June 30, 1997 and 1996           6

     Notes to Consolidated Financial Statements                 7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        8

Part II.  Other Information


  Item 6.  Exhibits and Reports on Form 8-K                    11

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000's)
                                    June 30,   December 31,  June 30,
                                       1997    1996          1996
                                 (unaudited)                 (unaudited)
ASSETS
Cash and Due from Banks               $847,525       808,926       474,963
Securities Available for Sale (a)    6,210,577     6,223,881     6,183,028
Securities Held to Maturity (b)         75,740       176,804       114,252
Other Short-Term Investments            51,082        44,579        27,976
Loans and Leases
  Commercial Loans                   4,033,680     4,013,785     3,910,849
  Construction Loans                   373,821       375,938       331,894
  Commercial Mortgage Loans            799,980       795,599       790,649
  Commercial Lease Financing         1,151,467     1,093,422       902,994
  Residential Mortgage Loans         2,356,189     2,150,626     2,012,444
  Consumer Loans                     2,531,929     2,600,169     2,948,016
  Consumer Lease Financing           1,932,270     1,933,412     1,741,295
  Unearned Income                     (455,239)     (448,159)     (371,789)
  Reserve for Credit Losses           (191,434)     (187,278)     (183,876)
                                 -----------   -----------   -----------
Total Loans and Leases              12,532,663    12,327,514    12,082,476
Bank Premises and Equipment            233,162       231,389       223,288
Accrued Income Receivable              167,099       182,854       157,197
Other Assets                           576,670       553,051       592,318
                                 -----------   -----------   -----------
TOTAL ASSETS                       $20,694,518    20,548,998    19,855,498
                                 ===========   ===========   ===========
LIABILITIES
Deposits
  Demand                            $2,411,174     2,495,839     1,815,797
  Interest Checking                  2,047,585     1,957,895     1,706,472
  Savings                            2,011,961     1,940,897     1,801,923
  Money Market                       1,239,792     1,462,794     1,652,197
  Other Time                         5,303,328     5,597,729     5,607,214
  Certificates - $100,000 and Ove      769,400       786,787       918,127
  Foreign Office                       189,407       132,715     1,222,171
                                 -----------   -----------   -----------
Total Deposits                      13,972,647    14,374,656    14,723,901
Federal Funds Borrowed               1,570,905     1,420,694       867,757
Short-Term Bank Notes                  780,000       806,000       524,993
Other Short-Term Borrowings          1,325,243     1,038,738     1,081,762
Accrued Taxes, Interest
  and Expenses                         410,309       374,304       311,467
Other Liabilities                      174,052       112,820       112,298
Long-Term Debt                         457,834       277,661       282,594
                                 -----------   -----------   -----------
TOTAL LIABILITIES                   18,690,990    18,404,873    17,904,772
STOCKHOLDERS' EQUITY
Common Stock (c)                       352,627       235,090       234,793
Capital Surplus                        511,781       525,038       521,022
Retained Earnings                    1,376,565     1,367,653     1,256,555
Unrealized Gains (Losses) on
 Securities Available for Sale          17,427        16,598       (61,644)
Treasury Stock                        (254,872)         (254)--
                                 -----------   -----------   -----------
TOTAL STOCKHOLDERS' EQUITY           2,003,528     2,144,125     1,950,726
                                 -----------   -----------   -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $20,694,518    20,548,998    19,855,498
                                 ===========   ===========   ===========
(a) Amortized cost:  June 30, 1997 - $6,183,767,000, December 31,
 1996 - $6,198,346,000 and  June 30, 1996 - $6,277,865,000.
(b) Market value:  June 30, 1997 - $75,740,000, December 31, 1996 -
$176,798,000 and June 30, 1996 - $114,252,000.
(c) Stated value $2.22 per share; authorized 300,000,000; outstanding
June 30, 1997 - 154,096,732 (excludes 4,744,419 treasury shares),
December 31, 1996 - 105,892,554 (excludes 3,931 treasury shares) and
June 30, 1996 - 105,762,662.  The number of shares outstanding at
June 30, 1997 has been adjusted for the three-for-two stock split effected in the form of a stock dividend paid July 15, 1997.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
($000's)
                                               Three Months Ended June 30,
                                                        1997          1996

INTEREST INCOME
Interest and Fees on Loans and Leases               $254,459       248,972
Interest on Securities
  Taxable                                            107,921        89,107
  Exempt from Income Taxes                             3,268         5,364
                                               -----------   -----------
Total Interest on Securities                         111,189        94,471
Interest on Other Short-Term Investments                 631           188
Total Interest Income                                366,279       343,631
INTEREST EXPENSE
Interest on Deposits
  Interest Checking                                   12,462         8,413
  Savings                                             16,469        13,839
  Money Market                                        11,180        14,574
  Other Time                                          73,981        77,324
  Certificates - $100,000 and Over                    10,564        11,975
  Foreign Office                                       7,976         8,588
                                               -----------   -----------
Total Interest on Deposits                           132,632       134,713
Interest on Federal Funds Borrowed                    17,605        18,121
Interest on Short-Term Bank Notes                      9,457         2,046
Interest on Other Short-Term Borrowings               14,132        11,395
Interest on Long-Term Debt and Notes                   7,638         5,827
                                               -----------   -----------
Total Interest Expense                               181,464       172,102
                                               -----------   -----------
NET INTEREST INCOME                                  184,815       171,529
Provision for Credit Losses                           20,150        18,048
                                               -----------   -----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                     164,665       153,481
OTHER OPERATING INCOME
Trust Income                                          22,098        18,672
Service Charges on Deposits                           23,678        20,867
Data Processing Income                                26,573        21,350
Other Service Charges and Fees                        36,142        30,695
Securities Gains                                         185           167
                                               -----------   -----------
Total Other Operating Income                         108,676        91,751
OPERATING EXPENSES
Salaries, Wages and Incentives                        48,591        48,006
Employee Benefits                                     10,360        12,007
Equipment Expenses                                     5,684         5,141
Net Occupancy Expenses                                 9,031         8,880
Other Operating Expenses                              54,131        46,353
                                               -----------   -----------
Total Operating Expenses                             127,797       120,387
                                               -----------   -----------
INCOME BEFORE INCOME TAXES                           145,544       124,845
Applicable Income Taxes                               49,463        41,596
                                               -----------   -----------
NET INCOME                                           $96,081        83,249
                                               ===========   ===========
NET INCOME PER SHARE                                     .62           .53
AVERAGE SHARES OUTSTANDING (000'S)                   154,222       155,231
CASH DIVIDENDS DECLARED PER SHARE                        .22       .17 1/3

(a) Per share amounts and average shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid July 15, 1997.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
($000's)

                                               Six Months Ended June 30,
                                                        1997          1996
INTEREST INCOME
Interest and Fees on Loans and Leases               $505,184       488,608
Interest on Securities
  Taxable                                            215,080       166,979
  Exempt from Income Taxes                             7,642        10,715
                                               -----------   -----------
Total Interest on Securities                         222,722       177,694
Interest on Other Short-Term Investments               1,118           379
Total Interest Income                                729,024       666,681
INTEREST EXPENSE
Interest on Deposits
  Interest Checking                                   24,023        16,163
  Savings                                             32,402        23,336
  Money Market                                        23,147        31,202
  Other Time                                         149,249       150,196
  Certificates - $100,000 and Over                    20,877        23,080
  Foreign Office                                      12,429        13,014
                                               -----------   -----------
Total Interest on Deposits                           262,127       256,991
Interest on Federal Funds Borrowed                    42,574        33,890
Interest on Short-Term Bank Notes                     18,822         7,462
Interest on Other Short-Term Borrowings               26,690        23,025
Interest on Long-Term Debt and Notes                  12,680        12,156
                                               -----------   -----------
Total Interest Expense                               362,893       333,524
                                               -----------   -----------
NET INTEREST INCOME                                  366,131       333,157
Provision for Credit Losses                           37,596        27,798
                                               -----------   -----------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                  328,535       305,359
OTHER OPERATING INCOME
Trust Income                                          42,949        36,457
Service Charges on Deposits                           46,111        40,081
Data Processing Income                                49,312        40,362
Other Service Charges and Fees                        68,007        58,147
Securities Gains                                         857           372
                                               -----------   -----------
Total Other Operating Income                         207,236       175,419
OPERATING EXPENSES
Salaries, Wages and Incentives                        95,999        93,233
Employee Benefits                                     20,371        23,615
Equipment Expenses                                    10,938        10,012
Net Occupancy Expenses                                18,368        17,803
Other Operating Expenses                             103,096        92,963
                                               -----------   -----------
Total Operating Expenses                             248,772       237,626
                                               -----------   -----------
INCOME BEFORE INCOME TAXES                           286,999       243,152
Applicable Income Taxes                               96,422        80,763
                                               -----------   -----------
NET INCOME                                          $190,577       162,389
                                               ===========   ===========
Net Income Per Share (a)                              1.23          1.06
Average Shares Outstanding (000's) (a)               155,394       153,200
Cash Dividends Declared Per Share (a)              .41 1/3       .34 2/3

(a) Per share amounts and average shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid July 15, 1997.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30 ($000'S)

                                               1997          1996
OPERATING ACTIVITIES
Net Income                                          $190,577       162,389
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Provision for Credit Losses                       37,596        27,798
    Depreciation, Amortization and Accretion          28,807        26,360
    Provision for Deferred Income Taxes               14,743         5,436
    Realized Securities Gains                         (3,687)       (1,318)
    Realized Securities Losses                         2,830           946
    Proceeds from Sales of Residential
      Mortgage Loans Held for Sale                   165,708       322,002
    Net Gains on Sales of Loans                       (3,706)       (2,514)
    Net Increase in Residential Mortgage
      Loans Held for Sale                           (155,383)     (410,341)
    Net Decrease (Increase) in Accrued
      Income Receivable                               15,755       (21,127)
    Net Increase in Other Assets                     (34,492)     (170,273)
    Net Increase in Accrued Taxes,
      Interest and Expenses                           20,815        25,529
    Net Increase (Decrease) in Other Liabilitie       57,979        (9,487)
                                               -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                       337,542       (44,600)
INVESTING ACTIVITIES
Proceeds from Sales of Securities
  Available for Sale                                 660,264       120,996
Proceeds from Calls, Paydowns and Maturities
  of Securities Available for Sale                   402,723       444,617
Purchases of Securities Available for Sale        (1,053,701)   (2,047,538)
Proceeds from Calls, Paydowns and Maturities
  of Securities Held to Maturity                     124,621       155,774
Purchases of Securities Held to Maturity             (23,557)      (83,479)
Increase in Other Short-Term Investments              (6,503)      (17,666)
Purchase of Loans in Acquisitions                  --             (224,313)
Proceeds from Securitization and Sale of
  Automobile Loans                                 --              408,471
Proceeds from Sale of Loans                          237,276     --
Net Increase in Loans and Leases                    (486,640)   (1,117,040)
Purchases of Bank Premises and Equipment             (16,130)      (17,931)
Proceeds from Disposal of Bank Premises
  and Equipment                                        2,747           720
Net Cash Paid in Purchase of Subsidiaries
  and Other Acqisitions                            --             (175,572)
                                               -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES               (158,900)   (2,552,961)
FINANCING ACTIVITIES
Purchase of Deposits                               --            1,921,019
Net Decrease in Core Deposits                       (441,314)     (175,704)
Net Increase in CDs - $100,000 and Over,
  including Foreign                                   39,305       276,667
Net Increase in Federal Funds Borrowed               150,211       314,716
Net Increase (Decrease) in Short-Term
  Bank Notes                                         (26,000)       74,993
Net Increase in Other Short-Term Borrowings          286,505        79,308
Proceeds from Issuance of Long-Term Debt
  and Notes                                          200,000        10,125
Repayment of Long-Term Debt                          (20,000)      (10,140)
Payment of Cash Dividends                            (60,678)      (52,706)
Exercise of Stock Options                              8,432         5,807
Purchase of Treasury Stock                          (276,307)          (53)
Other                                                   (197)          (43)
                                               -----------   -----------
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                        (140,043)    2,443,989
INCREASE (DECREASE) IN CASH AND DUE            -----------   -----------
  FROM BANKS                                          38,599      (153,572)
CASH AND DUE FROM BANKS AT BEGINNING
  OF PERIOD                                          808,926       628,535
                                               -----------   -----------
CASH AND DUE FROM BANKS AT END OF PERIOD            $847,525       474,963
                                               ===========   ===========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30 ($000'S)

                                                        1997          1996
BALANCE AT JANUARY 1                              $2,144,125     1,724,575
Net Income                                           190,577       162,389
Cash Dividends Declared (1997 - $.41 1/3 Per Share
     and 1996 - $.34 2/3 per Share) (a)              (63,931)      (54,094)
Stock Options Exercised,
  Including Treasury Shares Issued                     8,432         5,807
Stock Issued in Conversion of Subordinated
  Notes                                            --              143,255
Shares Acquired for Treasury                        (276,307)          (53)
Fractional Shares Issued                                (197)          (36)
Stock Issued in Acquisition and Other              --               45,329
Change in Unrealized Gains/Losses on
  Securities Available for Sale                          829       (76,446)
                                               -----------   -----------
BALANCE AT JUNE 30                                $2,003,528     1,950,726
                                               ===========   ===========

(a) Per share amounts and average shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid July 15, 1997.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

1.In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1997 and 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1996 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Registrant's Annual Report on Form 10-K.

2.The Registrant adopted Statement of Financial Accounting Standards
(SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997. The standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material effect on the Consolidated Financial Statements.


3.SFAS No. 128, "Earnings Per Share" was issued in February, 1997 and is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. The statement requires dual presentation of basic and diluted earnings per share on the face of the income statement and provides guidance on other computational changes. Management has determined that earnings per share amounts computed under the new standard will not be materially different from the amounts reported herein.

4.SFAS No. 130, "Reporting Comprehensive Income" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The statement requires additional reporting of items that affect comprehensive income but not net income. Examples of these items relevant to the Registrant include unrealized gains and losses on securities. Upon its adoption, this statement will result in additional financial statement disclosures.


Item 1.  Notes to Consolidated Financial Statements (continued)

5. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The statement requires financial disclosure and descriptive information about reportable operating segments. Upon its adoption, this statement will result in additional financial statement disclosures.

6. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $7,437,000, $15,756,000 and $13,285,000 at June 30, 1997, December 31, 1996 and
June 30, 1996, respectively.

7. In the first six months of 1997, the Registrant paid $372,702,000 in interest and $56,500,000 in Federal income taxes.
In the first six months of 1996, the Registrant paid $321,166,000 in interest and $64,500,000 in Federal income taxes. There were no loan securitizations during the first six months of 1997. In the first six months of 1996, the Registrant had noncash investing activities consisting of the securitization of $574,600,000 of residential mortgage loans.

8. In May, 1997, the Registrant reached a definitive agreement to purchase the Ohio branches and deposits of Great Lakes National Bank Ohio with approximately $130 million in deposits and eight branches for approximately $11 million. The merger is expected to be completed in the third quarter of 1997, pending regulatory approval and will be accounted for as a purchase.

9.   On July 25, 1997, the Registrant acquired Suburban
Bancorporation, Inc., a savings and loan holding company with assets of $220 million, headquarted in Cincinnati, Ohio, for approximately $32 million. The transaction was accounted for as a purchase.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations

The Registrant's net income was $190,577,000 for the first six months of 1997 and $96,081,000 for the second quarter, up 17% and 15%, respectively, compared to $162,389,000 and $83,249,000 for the same periods in 1996. Net income per share for the second quarter was $.62, a 17% increase over last year's $.53 and $1.23 for the first six months, up 16% over 1996's $1.06.

Total assets were $20.7 billion at quarter end, compared to 1996's quarter-end assets of $19.9 billion. Return on average assets was 1.90% and return on average equity was 19.6% for the second quarter of 1997, compared to 1.73% and 17.7%, respectively, for the same quarter of last year.

The Registrant's net interest income on a fully taxable equivalent basis for the second quarter of 1997 was $195.3 million, an 8% increase over the $181.2 million for the same period of 1996. This increase resulted primarily from a 5% increase in average interest-earning assets and an increase of 10 basis points in the net interest margin.

The provision for credit losses was $20.2 million in the second quarter of 1997 and $18 million in the second quarter of 1996. Net chargeoffs for the second quarter were .52% of average loans and leases, compared with .56% for last quarter and .49% for the second quarter of 1996. Nonperforming assets as a percentage of total loans, leases and other real estate owned were .37% at June 30, 1997 and .41% at June 30, 1996. The reserve for credit losses as a percentage of total loans and leases was 1.50% at both June 30, 1997 and June 30, 1996.

Total other operating income, excluding securities gains, increased to $108.5 million for the second quarter of 1997, an 18% increase over the second quarter of 1996. Trust income and data processing income increased 18% and 24%, respectively, over the same period in 1996. Other service charges and fees increased 18% over the same period last year which includes increased fees from consumer lending.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) for the quarter improved to 42%, compared to 44.1% for the second quarter of 1996

Total operating expenses for the quarter increased 6% over the same period of 1996. Salaries, wages, incentives and employee benefits remained flat compared to the same period last year and increased 3% compared to the first quarter of this year. Equipment and net occupancy expenses increased 5% over 1996 from acquired offices, the addition of nearly 100 ATM machines and investments to upgrade processing technology and improve productivity. Other operating expenses increased 17% over the second quarter of 1996, as reductions in FDIC premiums were offset by volume-related expenses from our processing businesses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Material Changes in Financial Condition

The material changes that have occurred in the Registrant's financial condition during 1997 are as follows ($000's):

                                  June 30,  Dec. 31,
                                1997        1996     $ +/-    % +/-
Federal Funds Borrowed     $ 1,570,905  1,420,694   150,211   10.6
Other Short-Term Borrowings  1,325,243  1,038,738   286,505   27.6
Long-Term Debt                 457,834    277,661   180,173   64.9
Stockholders' Equity         2,003,528  2,144,125  (140,597) ( 6.6)

The increase in short-term borrowings and long-term debt is due primarily to the increase in loans and leases and the repurchase of
5.2 million shares of common stock under the Registrant's stock repurchase plan.

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

At June 30, 1997, stockholders' equity was $2.004 billion, compared to $1.951 billion at June 30, 1996, an increase of $53 million, or 2.7%. Stockholders' equity as a percentage of total assets as of June 30, 1997 was 9.7%. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these "well capitalized" ratios at June 30, 1997 and 1996. At June 30, 1997, the Registrant had a Tier 1 risk-based capital ratio of 11.7%, a total risk-based capital ratio of 14.4% and a leverage ratio of 9.5%. At June 30, 1996, the Registrant had a Tier 1 risk-based capital ratio of 11.0%, total risk-based capital ratio of 13.8% and a leverage ratio of 9.1%.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The registrant repurchased 5.2 million shares during the first six months of 1997 at an aggregate cost of approximately $276 million through open market purchases. Under the repurchase plan announced in December 1996, the Registrant has authorization to continue to repurchase up to 7.5 million shares (shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid July 15, 1997).

Item 6.  Exhibits and Reports on Form 8-K


1.   Exhibit No. 11 - Computation of Consolidated Net Income Per
Share for the Three and Six Months Ended June 30, 1997 and 1996.

2. Form 8-K dated June 17, 1997 relating to the announcement of a common stock dividend in the form of a three-for-two stock split, was previously filed and is incorporated in this Form 10-Q by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Fifth Third Bancorp
                                   Registrant


                                  /s/  Neal E. Arnold
                                 -------------------------------
Date:  August 12, 1997                 Neal E. Arnold,
                                    Chief Financial Officer