Form 10-Q
period 1997-09-30
FIFTH THIRD BANCORP
filed 1997-11-14
CIK 35527

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarter Ended September 30, 1997
                      Commission File Number 0-8076

                            FIFTH THIRD BANCORP
         (Exact name of Registrant as specified in its charter)

             Ohio                                31-0854434
     (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)       Identification Number)


                      Fifth Third Center
                      Cincinnati, Ohio 45263
             (Address of principal executive offices)

    Registrant's telephone number, including area code:  (513)579-5300

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirments for the past 90 days.

                              Yes  X         No




    There were 154,886,683 shares of the Registrant's Common Stock, without par value, outstanding as of September 30, 1997.

                          FIFTH THIRD BANCORP

                                  INDEX


      Item 1.  Financial Statements

         Consolidated Balance Sheets -
         September 30, 1997 and 1996 and December 31, 1996          3

         Consolidated Statements of Income -
         Three and Nine Months Ended
         September 30, 1997 and 1996                                4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1997 and 1996              5

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 1997 and 1996              6

         Notes to Consolidated Financial Statements                 7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operation         8

    Part II.  Other Information


      Item 6.  Exhibits                                            11

    FIFTH THIRD BANCORP AND SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                    Sept. 30, December 31,  Sept. 30,
    ($000's)                          1997        1996       1996
    ASSETS
    Cash and Due from Banks            $645,916    808,926    683,190
    Securities Available
     for Sale (a)                     6,437,593  6,223,881  6,098,576
    Securities Held
     to Maturity (b)                     76,426    176,804    166,145
    Other Short-Term Investments         30,856     44,579     44,090
    Loans and Leases
      Commercial Loans                4,151,983  4,013,785  4,159,484
      Construction Loans                367,008    375,938    350,153
      Commercial Mortgage Loans         831,647    795,599    787,340
      Commercial Lease Financing      1,227,045  1,093,422    923,461
      Residential Mortgage Loans      2,320,986  2,150,626  2,148,405
      Consumer Loans                  2,616,872  2,600,169  2,560,138
      Consumer Lease Financing        1,984,253  1,933,412  1,869,250
      Unearned Income                  (475,815)  (448,159)  (404,945)
      Reserve for Credit Losses        (194,773)  (187,278)  (185,689)
                                    ----------- ----------------------
    Total Loans and Leases           12,829,206 12,327,514 12,207,597
    Bank Premises and Equipment         245,224    231,389    227,562
    Accrued Income Receivable           170,519    182,854    167,282
    Other Assets                        491,262    553,051    492,546
                                    ----------- ----------------------
    TOTAL ASSETS                    $20,927,002 20,548,998 20,086,988
                                    =========== ======================
    LIABILITIES
    Deposits
      Demand                         $2,270,998  2,495,839  2,147,417
      Interest Checking               2,058,154  1,957,895  1,790,561
      Savings                         2,171,274  1,940,897  1,864,773
      Money Market                    1,186,817  1,462,794  1,499,387
      Other Time                      5,408,572  5,597,729  5,679,443
      Certificates - $100,000
       and Over                       1,064,828    786,787    898,702
      Foreign Office                    434,088    132,715    696,405
                                    ----------- ----------------------
    Total Deposits                   14,594,731 14,374,656 14,576,688
    Federal Funds Borrowed            1,130,637  1,420,694    710,376
    Short-Term Bank Notes               675,000    806,000    874,993
    Other Short-Term Borrowings       1,326,626  1,038,738  1,136,369
    Accrued Taxes, Interest
     and Expenses                       475,030    374,304    389,640
    Other Liabilities                   124,367    112,820     90,480
    Long-Term Debt                      457,791    277,661    277,565
                                    ----------- ----------------------
    TOTAL LIABILITIES                18,784,182 18,404,873 18,056,111
    STOCKHOLDERS' EQUITY
    Common Stock (c)                    352,627    235,090    235,035
    Capital Surplus                     510,959    525,038    523,625
    Retained Earnings                 1,445,913  1,367,653  1,304,898
    Unrealized Gains (Losses) on
     Securities Available for Sale       49,224     16,598    (32,681)
    Treasury Stock                     (215,903)      (254)      --
                                    ----------- ----------------------
    TOTAL STOCKHOLDERS' EQUITY        2,142,820  2,144,125  2,030,877
                                    ----------- ----------------------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY           $20,927,002 20,548,998 20,086,988
                                    =========== ======================
    (a) Amortized cost: September 30, 1997 - $6,361,664,000, December 31, 1996 - $6,198,346,000 and September 30, 1996 - $6,148,857,000
    (b) Market value: September 30, 1997 - $76,426,000, December 31, 1996 - $176,798,000 and September 30, 1996 - $166,145,000.
    (c) Stated value $2.22 per share; authorized 300,000,000; outstanding September 30, 1997 - 154,886,683 (excludes 3,954,468 treasury shares), December 31, 1996 - 105,892,554 (excludes 3,931 treasury shares) and September 30, 1996 - 105,871,574.

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    FIFTH THIRD BANCORP AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                      Three Months Ended September 30,
    ($000's)                                          1997       1996

    INTEREST INCOME
    Interest and Fees on Loans and Leases         $265,049    254,019
    Interest on Securities
      Taxable                                      102,262     99,411
      Exempt from Income Taxes                       3,189      5,352
                                                ----------------------
    Total Interest on Securities                   105,451    104,763
    Interest on Other Short-Term Investments           613        248
    Total Interest Income                          371,113    359,030
    INTEREST EXPENSE
    Interest on Deposits
      Interest Checking                             13,192      9,996
      Savings                                       18,344     15,105
      Money Market                                   9,961     13,351
      Other Time                                    73,574     77,643
      Certificates - $100,000 and Over              12,473     12,778
      Foreign Office                                 6,477      9,858
                                                ----------------------
    Total Interest on Deposits                     134,021    138,731
    Interest on Federal Funds Borrowed              18,750     14,569
    Interest on Short-Term Bank Notes               10,168     10,643
    Interest on Other Short-Term Borrowings         14,133     13,197
    Interest on Long-Term Debt and Notes             7,675      4,791
                                                ----------------------
    Total Interest Expense                         184,747    181,931
                                                ----------------------
    NET INTEREST INCOME                            186,366    177,099
    Provision for Credit Losses                     17,841     16,431
                                                ----------------------
    NET INTEREST INCOME AFTER
        PROVISION FOR CREDIT LOSSES                168,525    160,668
    OTHER OPERATING INCOME
    Investment Advisors Income                      23,314     18,486
    Service Charges on Deposits                     23,801     21,457
    Data Processing Income                          29,778     22,911
    Other Service Charges and Fees                  36,069     32,478
    Securities Gains                                 2,072         18
                                                ----------------------
    Total Other Operating Income                   115,034     95,350
    OPERATING EXPENSES
    Salaries, Wages and Incentives                  50,919     46,712
    Employee Benefits                               10,644     12,144
    Equipment Expenses                               5,658      4,899
    Net Occupancy Expenses                           9,136      9,080
    Other Operating Expenses                        52,357     48,216
    One-Time SAIF Assessment                          --       16,612
                                                ----------------------
    Total Operating Expenses                       128,714    137,663
                                                ----------------------
    INCOME BEFORE INCOME TAXES                     154,845    118,355
    Applicable Income Taxes                         51,421     39,300
                                                ----------------------
    NET INCOME                                    $103,424     79,055
                                                ======================
    NET INCOME PER SHARE                         $     .67        .50
    AVERAGE SHARES OUTSTANDING (000'S)             154,619    158,684
    CASH DIVIDENDS DECLARED PER SHARE            $     .22    .19 1/3

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    FIFTH THIRD BANCORP AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                      Nine Months Ended September 30,
    ($000's)                                          1997       1996
    INTEREST INCOME
    Interest and Fees on Loans and Leases         $770,233    742,627
    Interest on Securities
      Taxable                                      317,342    266,390
      Exempt from Income Taxes                      10,831     16,067
                                                ----------------------
    Total Interest on Securities                   328,173    282,457
    Interest on Other Short-Term Investments         1,731        627
    Total Interest Income                        1,100,137  1,025,711
    INTEREST EXPENSE
    Interest on Deposits
      Interest Checking                             37,215     26,159
      Savings                                       50,746     38,441
      Money Market                                  33,108     44,553
      Other Time                                   222,823    227,839
      Certificates - $100,000 and Over              33,350     35,858
      Foreign Office                                18,906     22,872
                                                ----------------------
    Total Interest on Deposits                     396,148    395,722
    Interest on Federal Funds Borrowed              61,324     48,459
    Interest on Short-Term Bank Notes               28,990     18,105
    Interest on Other Short-Term Borrowings         40,823     36,222
    Interest on Long-Term Debt and Notes            20,355     16,947
                                                ----------------------
    Total Interest Expense                         547,640    515,455
                                                ----------------------
    NET INTEREST INCOME                            552,497    510,256
    Provision for Credit Losses                     55,437     44,229
                                                ----------------------
    NET INTEREST INCOME AFTER PROVISION
      FOR CREDIT LOSSES                            497,060    466,027
    OTHER OPERATING INCOME
    Investment Advisors Income                      66,263     54,943
    Service Charges on Deposits                     69,912     61,538
    Data Processing Income                          79,090     63,273
    Other Service Charges and Fees                 104,076     90,625
    Securities Gains                                 2,929        390
                                                ----------------------
    Total Other Operating Income                   322,270    270,769
    OPERATING EXPENSES
    Salaries, Wages and Incentives                 146,918    139,945
    Employee Benefits                               31,015     35,759
    Equipment Expenses                              16,596     14,911
    Net Occupancy Expenses                          27,504     26,883
    Other Operating Expenses                       155,453    141,179
    One-Time SAIF Assessment                          --       16,612
                                                ----------------------
    Total Operating Expenses                       377,486    375,289

    INCOME BEFORE INCOME TAXES                     441,844    361,507
    Applicable Income Taxes                        147,843    120,063
                                                ----------------------
    NET INCOME                                    $294,001    241,444
                                                ======================
    NET INCOME PER SHARE                              1.90       1.56
    AVERAGE SHARES OUTSTANDING (000'S)             155,133    155,041
    CASH DIVIDENDS DECLARED PER SHARE              .63 1/3        .54

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FIFTH THIRD BANCORP AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    FOR THE NINE MONTHS ENDED SEPTEMBER 30
    ($000'S)                                       1997       1996
    OPERATING ACTIVITIES
    Net Income                                     294,001    241,444
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Provision for Credit Losses                 55,437     44,229
        Depreciation, Amortization and Accretion    40,804     38,842
        Provision for Deferred Income Taxes         22,117     21,730
        Realized Securities Gains                   (6,843)    (2,076)
        Realized Securities Losses                   3,914      1,686
        Proceeds from Sales of Residential
          Mortgage Loans Held for Sale             267,478    401,356
        Net Gains on Sales of Loans                 (5,366)    (6,496)
        Increase in Residential Mortgage
          Loans Held for Sale                     (294,683)  (485,780)
        Decrease (Increase) in Accrued
          Income Receivable                         13,300    (31,212)
        Decrease (Increase) in Other Assets         69,614    (75,779)
        Increase in Accrued Taxes,
          Interest and Expenses                     61,041     71,815
        Increase (Decrease) in Other Liabilities     8,053    (34,510)
                                                ----------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES      528,867    185,249
    INVESTING ACTIVITIES
    Proceeds from Sales of Securities
      Available for Sale                         1,190,638    266,571
    Proceeds from Calls, Paydowns and Maturities
      of Securities Available for Sale             674,899    666,104
    Purchases of Securities Available for Sale (1,636,795)(2,222,110) Proceeds from Calls, Paydowns and Maturities
      of Securities Held to Maturity               154,329    243,849
    Purchases of Securities Held to Maturity       (53,951)  (223,447)
    Decrease (Increase) in Other
      Short-Term Investments                        13,723    (33,780)
    Purchases of Loans in Acquisitions                (186)  (224,313)
    Proceeds from Securitization and
      Sale of Automobile Loans                        --      824,607
    Proceeds from Sale of Loans                    281,814       --
    Increase in Loans and Leases                (1,009,168)(1,739,504)
    Purchases of Bank Premises and Equipment       (28,206)   (28,663)
    Proceeds from Disposal of Bank
      Premises and Equipment                         4,106      1,441
    Net Cash Paid in Acquisitions                  (10,906)  (175,572)
                                                ----------------------
    NET CASH USED IN INVESTING ACTIVITIES         (419,703)(2,644,817)
    FINANCING ACTIVITIES
    Purchases of Deposits                          123,401  1,921,019
    Increase (Decrease) in Core Deposits          (608,811)   222,274
    Increase (Decrease) in CDs - $100,000 and
      Over, including Foreign                      573,888   (268,524)
    Increase (Decrease) in Federal
      Funds Borrowed                              (290,057)   157,335
    Increase (Decrease) in Short-Term Bank Notes  (181,000)   424,993
    Increase in Other Short-Term Borrowings        287,888    133,915
    Proceeds from Issuance of Long-Term
      Debt and Notes                               200,000     10,125
    Repayment of Long-Term Debt                    (20,130)   (15,257)
    Payment of Cash Dividends                      (94,649)   (80,204)
    Purchases of Treasury Stock                   (276,307)       (53)
    Other                                           13,603      8,600
                                                ----------------------
    NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES                                 (272,174) 2,514,223
    INCREASE (DECREASE) IN CASH AND DUE         ----------------------
       FROM BANKS                                 (163,010)    54,655
    CASH AND DUE FROM BANKS AT BEGINNING
       OF PERIOD                                   808,926    628,535
                                                ----------------------
    CASH AND DUE FROM BANKS AT END OF PERIOD      $645,916    683,190
                                                ======================

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FIFTH THIRD BANCORP AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES
    IN STOCKHOLDERS' EQUITY (UNAUDITED)
    FOR THE NINE MONTHS ENDED SEPTEMBER 30
    ($000'S)                                       1997       1996
    BALANCE AT JANUARY 1                        $2,144,125  1,724,575
    Net Income                                     294,001    241,444
    Cash Dividends Declared (1997 - $.63 1/3 Per Share
         and 1996 - $.54 Per Share)                (98,006)   (84,797)
    Stock Options Exercised,
      Including Treasury Shares Issued              13,800      8,643
    Stock Issued in Conversion of
      Subordinated Notes                              --      143,255
    Shares Acquired for Treasury                  (276,307)       (53)
    Fractional Shares Issued                          (197)       (36)
    Stock Issued in Acquisitions and Other          32,778     45,329
    Change in Unrealized Gains/Losses on
      Securities Available for Sale                 32,626    (47,483)
                                                ----------------------
    BALANCE AT SEPTEMBER 30                     $2,142,820  2,030,877
                                                ======================

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FINANCIAL INFORMATION

    Item 1.  Notes to Consolidated Financial Statements

    1. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of only normal, recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1997 and 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1996 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Registrant's Annual Report on Form 10-K.

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

    3. SFAS No. 128, "Earnings Per Share" was issued in February 1997 and is effective for financial periods ending after December 15, 1997. Earlier application is not permitted. The statement requires dual presentation of basic and diluted earnings per share on the face of the income statement and provides guidance on other computational changes. Management has determined that earnings per share amounts computed under the new standard will not be materially different from the amounts reported herein.

    4. SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. The statement requires additional reporting of items that affect comprehensive income but not net income. Examples relevant to the Registrant include unrealized gains and losses on securities. Upon its adoption, this statement will result in additional financial statement disclosures.

    5. Per share amounts and average shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid July 15, 1997.

    6. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. The statement requires financial disclosure and descriptive information about reportable operating segments. Upon its adoption, this statement may result in additional financial statement disclosures.

    7. Residential mortgage loans held for sale, which are valued at the lower of aggregate cost or market value, were $2,089,000, $15,756,000 and $10,216,000 at September 30, 1997, December 31,
    1996 and September 30, 1996, respectively.

    8. In the first nine months of 1997, the Registrant paid $564,728,000 in interest and $66,500,000 in Federal income taxes. In the first nine months of 1996, the Registrant paid $515,216,000 in interest and $80,500,000 in Federal income taxes. In the first nine months of 1997 and 1996, the Registrant had noncash investing activities consisting of the securitization of $377,355,000 and $639,600,000 of residential mortgage loans, respectively. In connection with the acquisition of Suburban Bancorpation, the Registrant acquired $178 million of loans and assumed $126 million of deposits.

    9. On September 26, 1997, the Registrant purchased the Ohio branches and deposits of Great Lakes National Bank Ohio with $129 million in deposits and eight branches for $11 million.

    10. On July 25, 1997, the Registrant purchased Suburban
    Bancorporation, Inc., a savings and loan holding company with assets of $200 million, headquartered in Cincinnati, Ohio, for $33 million. The transaction was accounted for as a purchase.

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

    Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations (continued)

    Results of Operations

    The Registrant's net income was $103.4 million for the third quarter of 1997 and $294.0 million for the first nine months, up 31 percent and 22 percent, respectively, compared to $79.1 million and $241.4 million for the same periods last year. Fully diluted net income per share for the third quarter was $.66, a 32 percent increase over 1996's $.50 and $1.86 for the first nine months, up 22 percent over 1996's $1.53.

    Total assets were $20.9 billion at quarter end, compared to 1996's quarter-end assets of $20.1 billion. Return on average equity was
    20.1 percent and return on average assets was 2.02 percent for the third quarter of 1997, compared to 17.5 percent and 1.79 percent, respectively, for the same quarter of last year.

    The Registrant's net interest income on a fully taxable equivalent basis for the third quarter of 1997 was $197.2 million, a six percent increase over the $186.6 million for the same period of 1996. This increase resulted primarily from an increase of 16 basis points in the net interest margin.

    The net provision for credit losses was $17.8 million in the third quarter of 1997 and $16.4 million in the third quarter of 1996. Net charge-offs for the third quarter were .53 percent of average loans loans and leases, compared with .52 percent for last quarter and .46 percent for the third quarter of 1996. The net charge-off ratio remains near the Registrant's historical 10-year average of .49 percent and the reserve for credit losses is in excess of four times nonperforming assets.

    Nonperforming assets as a percentage of total loans, leases and other real estate owned were .33 percent at September 30, 1997 compared to .38 percent at September 30, 1996. The reserve for credit losses as a percentage of total loans and leases was 1.50 percent at both September 30, 1997 and 1996.

    Total other operating income, excluding securities gains, increased to $113.0 million for the third quarter of 1997, an 18 percent increase over the third quarter of 1996. Investment Advisors income and data processing income increased 26 percent and 30 percent, respectively, over the same period in 1996.
    Other service charges and fees increased 11 percent over the same period last year which includes increased fees from consumer lending.

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

    The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) for the quarter improved to 41.2 percent, compared to
    42.9 percent for the third quarter of 1996. Total operating expenses, excluding the SAIF assessment, increased just six percent for the quarter over the same period of 1996. Salaries, wages, incentives and employee benefits increased just 5 percent compared to last year. Equipment and net occupancy expenses increased six percent over 1996 from the addition of nearly 123 ATM machines and investments to upgrade processing technology and improve productivity. Other operating expenses increased nine percent over the third quarter of 1996, as reductions in FDIC premiums were offset by volume-related expenses from our processing and fee businesses.

    Financial Condition

    The Registrant continues to focus on slower balance sheet growth and improved asset mix. Improved earning asset yields combined with relatively stable funding costs led to net interest income growth. During the past year, transaction deposit balances have grown 12 percent. The commercial leasing portfolio continues to climb with a 33 percent increase in outstandings. Direct installment loan originations exceeded $255 million this quarter compared to $209 million in the same quarter a year ago. Residential mortgage originations were $455 million this quarter compared to $441 million last quarter and $368 million in the third quarter last year. Also, during the first quarter, the Registrant, through its wholly-owned Fifth Third Capital Trust I, a Delaware statutory business trust (the "Trust"), issued $200 million of 8.136 percent Capital Securities. These securities, representing Junior Subordinate Deferrable Interest Debentures, are classified as long-term debt in the Consolidated Balance Sheet and qualify as Tier 1 regulatory capital.

    Liquidity and Capital Resources

    The maintenance of an adequate level of liquidity is necessary to ensure sufficient funds are available to meet customer loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of short-term marketable securities, maturing loans and federal funds loaned and selected securitizable loan assets. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits.

    At September 30, 1997, stockholders' equity was $2.143 billion, compared to $2.031 billion at September 30, 1996, an increase of $112 million, or six percent. Stockholders' equity as a percentage of total assets as of September 30, 1997 was 10 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off- balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and

    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations (continued)

    leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at September 30, 1997 and 1996. At September 30, 1997, the Registrant had a Tier 1 risk-based capital ratio of 11.7 percent, a total risk-based capital ratio of 14.3 percent and a leverage ratio of 10.0 percent. At September 30, 1996, the Registrant had a Tier 1 risk-based capital ratio of 11.2 percent, a total risk-based capital ratio of 14.0 percent and a leverage ratio or 9.0 percent.

    The Registrant repurchased 5.2 million shares during the first nine months of 1997 at an aggregate cost of approximately $276 million through open market purchases. Under the repurchase plan announced in December 1996, the Registrant has authorization to continue to repurchase up to 7.5 million shares.

    Item 6.  Exhibits


    1. Exhibit No. 11 - Computation of Consolidated Net Income Per Share for the Three and Nine Months Ended September 30, 1997 and 1996.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Fifth Third Bancorp
                                                Registrant



    Date: November 14, 1997                     /s/   Neal E. Arnold
                                                ----------------------
                                                Neal E. Arnold
                                                Chief Financial Officer