Form 10-K
period 1997-12-31
FIFTH THIRD BANCORP
filed 1998-03-12
CIK 35527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1997           Commission File Number 0-8076

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $8,341,147,473 as of January 30, 1998. (Note 1)

The number of shares outstanding of the Registrant's Common Stock, without par value, as of January 30, 1998 was 155,308,905 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1997 Annual Report to Stockholders:                          Parts I, II and IV
Proxy Statement for 1998 Annual Meeting of Stockholders:     Parts III and IV

Note 1: In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1997, voting stock owned of record by its directors and principal executive officers, stockholders owning greater than 10% of the voting stock, and voting stock held by Registrant's trust departments in a fiduciary capacity.

                               FIFTH THIRD BANCORP
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                           Page
                                                                                           ----
Item  1.     Business                                                                         3
Item  2.     Properties                                                                      13
Item  3.     Legal Proceedings                                                               13
Item  4.     Submission of Matters to a Vote of Security Holders                             13

                                     PART II

Item  5.     Market For Registrant's Common Equity and Related
                Stockholder Matters                                                          13
Item  6.     Selected Financial Data                                                         13
Item  7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                    13
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk                      13
Item  8.     Financial Statements and Supplementary Data                                     14
Item  9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                                     14

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                               14
Item 11.    Executive Compensation                                                           16
Item 12.    Security Ownership of Certain Beneficial Owners and Management                   16
Item 13.    Certain Relationships and Related Transactions                                   16

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                                          17

                                     PART I

ITEM 1. BUSINESS

                                  ORGANIZATION

Registrant was organized in 1974 under the laws of the State of Ohio. It began operations in 1975 upon reorganization of its principal subsidiary, The Fifth Third Bank. The executive offices of the Registrant are located in Cincinnati, Ohio. The Registrant is a multi-bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is registered as such with the Board of Governors of the Federal Reserve System and had fourteen wholly-owned subsidiaries: The Fifth Third Bank; The Fifth Third Bank of Columbus; The Fifth Third Bank of Northwestern Ohio, N.A.; The Fifth Third Bank of Southern Ohio; The Fifth Third Bank of Western Ohio; Fifth Third Bank of Northeastern Ohio; Fifth Third Bank of Florida; Fifth Third Bank of Northern Kentucky, Inc.; Fifth Third Bank of Kentucky, Inc.; The Fifth Third Bank of Central Indiana; Fifth Third Community Development Company; Fifth Third Investment Company; Fountain Square Insurance Company; and Heartland Capital Management, Inc. Unless the context otherwise indicates the term "Company" as used herein means the Registrant and the term "Bank" means its wholly-owned subsidiary, The Fifth Third Bank.

As of December 31, 1997, the Company's consolidated total assets were $21,375,054,000 and stockholders' equity totalled $2,277,411,000.

The Bank has five wholly-owned subsidiaries: Midwest Payment Systems, Inc.; Fifth Third Securities, Inc.; The Fifth Third Company; The Fifth Third Leasing Company; and Fifth Third International Company.

Fifth Third International Company has a 99.9 percent owned subsidiary: Fifth Third Trade Services Limited. Fifth Third Investment Company owns the remaining
 .01 percent.

                                  ACQUISITIONS

The Company is the result of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, and Florida. The Company made the following acquisitions during 1997:

On June 6, 1997, the Company acquired the net assets and operations of Gateway Leasing Corporation for $2.2 million.

On July 25, 1997, the Company purchased Suburban Bancorporation, Inc., a savings and loan holding company with total assets of $200.3 million and deposits of $126.1 million, for consideration consisting of 580,145 shares of the Company's common stock.

On September 26, 1997, the Company purchased the Ohio branches and deposits of Great Lakes National Bank Ohio with $129 million in deposits and eight branches for $11.3 million.

On November 24, 1997, the Company purchased Heartland Capital Management, Inc., a money managing firm headquartered in Indianapolis, Indiana, for consideration consisting of 234,003 shares of the Company's common stock.

In December 1997, the Company entered into a merger agreement with The Ohio Company, a full-service broker-dealer for retail and institutional clients headquartered in Columbus, Ohio. The merger is expected to be completed in mid-1998, will be accounted for as a purchase and is subject to approval by stockholders of The Ohio Company and appropriate regulatory agencies. In connection with the acquisition of The Ohio Company, the Company will issue shares of its common stock having a fair market value of $80 million in exchange for all the outstanding shares of The Ohio Company.

In January 1998, the Company entered into merger agreements with State Savings Company, a privately-owned thrift holding company headquartered in Columbus, Ohio with $2.8 billion in assets and CitFed Bancorp, Inc., a publicly-traded savings and loan holding company headquartered in Dayton, Ohio with $3.3 billion in assets. These transactions are tax-free, stock-for-stock exchanges accounted for as poolings-of-interests.

The Company will exchange 11,083,560 shares of Fifth Third Bancorp common stock for all outstanding shares of State Savings Company. The Company will exchange
 .67 shares of Fifth Third Bancorp common stock for each outstanding share of CitFed Bancorp, Inc. Both transactions are expected to be completed in mid-1998 and are subject to approval by the stockholders of State Savings Company and CitFed Bancorp, Inc., respectively and appropriate regulatory agencies.

In January 1998, the Registrant's Board of Directors rescinded the Company's stock repurchase programs. No shares have been purchased under these programs since June 1997.

                                   COMPETITION

There are hundreds of commercial banks, savings and loans and other financial services providers in Ohio, Kentucky, Indiana, Florida and nationally, which provide strong competition to the Company's banking subsidiaries. As providers of a full range of financial services, these subsidiaries compete with national and state banks, savings and loan associations, securities dealers, brokers, mortgage bankers, finance and insurance companies, and other financial service companies. With respect to data processing services, the Bank's data processing subsidiary, Midwest Payment Systems, Inc., competes with other electronic fund transfer (EFT) service providers such as Electronic Payment Systems, Deluxe Corporation and Electronic Data Systems and other merchant processing providers such as First Data Corporation, National Processing, Inc. and First USA Paymentech, Inc.

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

                           REGULATION AND SUPERVISION

The Company, as a bank holding company, is subject to the restrictions of the Bank Holding Company Act of 1956, as amended (the "Act"). The Act provides that the acquisition of control of a bank is subject to the prior approval of the Board of Governors of the Federal Reserve System. The Company is required to obtain the prior approval of the Federal Reserve Board before it can acquire control of more than 5 percent of the voting shares of another bank. The Act does not permit the Federal Reserve Board to approve an acquisition by the Company, or any of its subsidiaries, of any bank located in a state other than Ohio, unless the acquisition is specifically authorized by the law of the state in which such bank is located.

On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country effective one year after the date of enactment, and interstate branching by acquisition and consolidation effective June 1, 1997, in those states that have not opted out by that date.

The Company's subsidiary state banks are primarily subject to the laws of the state in which each is located, the Board of Governors of the Federal Reserve System and/or the Federal Deposit Insurance Corporation. The subsidiary bank which is organized under the laws of the United States is primarily subject to regulation by the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Prior to January, 1997, the Company, which was also a savings and loan holding company, and its savings and loan subsidiaries were subject to regulation by the Office of Thrift Supervision.

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

                                    EMPLOYEES

As of December 31, 1997, there were no employees of the Company. Subsidiaries of the Company employed 7,180 employees -- 1,244 were officers and 1,363 were part-time employees.

                             STATISTICAL INFORMATION

Pages 6 to 12 contain statistical information on the Company and its subsidiaries. Information about the Company's business segments is incorporated herein by reference to pages 25 and 26 of Registrant's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

                              SECURITIES PORTFOLIO

The securities portfolio as of December 31 for each of the last five years, and the maturity distribution and weighted average yield of securities as of December 31, 1997, are incorporated herein by reference to the securities tables on pages 32 and 33 of the Company's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

The weighted average yields for the securities portfolio are yields to maturity weighted by the par values of the securities. The weighted average yields on securities exempt from income taxes are computed on a taxable equivalent basis. The taxable equivalent yields are net after-tax yields to maturity divided by the complement of the full corporate tax rate (35 percent). In order to express yields on a taxable equivalent basis, yields on obligations of states and political subdivisions (municipal securities) have been increased as follows:

          Under 1 year                                            2.61%
          1 - 5 years                                             2.19%
          6 - 10 years                                            2.19%
          Over 10 years                                           2.48%
          Total municipal securities                              2.24%

                             AVERAGE BALANCE SHEETS

The average balance sheets are incorporated herein by reference to Table 1 on pages 28 and 29 of the Company's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

         ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 28 through 30 of the Company's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

TYPES OF LOANS AND LEASES

A summary of loans and leases by major category as of December 31 follows ($000's):

                                              1997               1996              1995                1994            1993
                                              ----               ----              ----                ----            ----
Commercial, financial and
  agricultural loans                     $ 4,268,238          4,013,785         3,584,124           3,045,315       2,685,558
Real estate - construction loans             360,242            375,938           312,098             286,088         342,177
Real estate - mortgage loans               3,106,707          2,946,225         2,769,178           3,076,463       3,434,496
Consumer loans                             2,769,786          2,600,169         3,062,697           2,407,261       2,090,154
Lease financing                            3,480,869          3,026,834         2,288,573           1,703,492       1,170,231
                                         -----------         ----------        ----------          ----------       ---------
Loans and leases, gross                   13,985,842         12,962,951        12,016,670          10,518,619       9,722,616
Unearned income                             (547,125)          (448,159)         (326,027)           (232,162)       (155,718)
Reserve for credit losses                   (200,931)          (187,278)         (177,388)           (155,918)       (144,537)
                                         -----------         ----------        ----------          ----------       ---------
Loans and leases, net                    $13,237,786         12,327,514        11,513,255          10,130,539       9,422,361
                                         ===========         ==========        ==========          ==========       =========

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The remaining maturities of the loan portfolio distributed to reflect cash flows (excluding residential mortgage and consumer loans) at December 31, 1997, based on scheduled repayments and the sensitivity of loans to interest rate changes for loans due after one year was as follows ($000's):

                                            Commercial,
                                           Financial and        Real Estate       Real Estate
                                           Agricultural        Construction       Commercial
                                               Loans               Loans             Loans               Total
                                               -----               -----             -----               -----
Due in one year or less                     $2,443,943            135,422           203,434          $2,782,799
Due after one year through
  five years                                 1,660,589            157,070           474,890           2,292,549
Due after five years                           163,706             67,750           132,114             363,570
                                            ----------            -------           -------          ----------
    Total                                   $4,268,238            360,242           810,438          $5,438,918
                                            ==========            =======           =======          ==========
Loans due after one year:
   Predetermined interest rate              $1,372,075            130,369           438,432          $1,940,876
                                            ==========            =======           =======          ==========
   Floating or adjustable
     interest rate                          $  452,220             94,451           168,572          $  715,243
                                            ==========             ======           =======          ==========

RISK ELEMENTS

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Company's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection. The following table presents data concerning loans and leases at risk at December 31, 1997 and previous years ($000's):

                                                      1997               1996              1995             1994            1993
                                                      ----               ----              ----             ----            ----
Nonaccrual loans and leases                         $37,401             29,046            37,049           20,725          18,961

Loans and leases contractually
  past due ninety days or more as
  to interest, principal or rental
  payments                                           46,281             38,053            20,455           13,237          10,444

Loans and leases renegotiated to
  provide a reduction or deferral of
  interest, principal or rental payments
  because of the financial position
  deterioration of the borrower                         128              1,121               506              443           2,378

Loans and leases currently performing
  in accordance with contractual terms
  where there are serious doubts as to
  the ability of the borrower to comply
  with such terms                                    29,145             43,097            39,621           35,254          35,992

For calendar year 1997, interest income of $489,000 was recorded on nonaccrual and renegotiated loans and leases. Additional interest income of $3,482,000 would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.

SUMMARY OF CREDIT LOSS EXPERIENCE

A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off was as follows ($000's):

                                            1997                 1996                  1995                1994             1993
                                            ----                 ----                  ----                ----             ----
Loans and leases outstanding at
 December 31                            $13,438,717           12,514,792            11,690,643          10,286,457        9,566,898
                                        ===========           ==========            ==========          ==========        =========
Average loans and leases
 outstanding                            $12,783,555           12,304,544            10,960,757           9,902,901        8,869,432
                                        ===========           ==========            ==========          ==========        =========
Reserve for credit losses,
 January 1                              $   187,278              177,388               155,918             144,537          121,452
                                        -----------           ----------            ----------           ---------        ---------
Losses charged off:
  Commercial, financial and
   agricultural loans                        (8,823)             (10,500)               (6,596)             (8,793)         (12,113)
  Real estate - construction loans               --                   --                    --                  --               --
  Real estate - mortgage loans               (2,195)              (3,774)               (3,697)             (3,485)          (7,174)
  Consumer loans                            (59,384)             (53,027)              (26,330)            (16,416)         (16,035)
  Lease financing                           (21,399)             (13,143)               (5,084)             (2,252)          (1,850)
                                        -----------           ----------            ----------           ---------        ---------
     Total losses                           (91,801)             (80,444)              (41,707)            (30,946)         (37,172)
                                        -----------           ----------            ----------           ---------        ---------
Recoveries of losses previously
  charged off:
  Commercial, financial and
   agricultural loans                         2,159                2,865                 1,443               1,795            2,103
  Real estate - construction loans               --                   --                    --                  --               --
  Real estate - mortgage loans                  631                1,608                   611               3,006              564
  Consumer loans                             15,196               13,174                 8,399               7,898            6,793
  Lease financing                             5,421                2,835                 1,393                 773              638
                                        -----------           ----------            ----------           ---------        ---------
     Total recoveries                        23,407               20,482                11,846              13,472           10,098
                                        -----------           ----------            ----------           ---------        ---------
Net losses charged off:
  Commercial, financial and
   agricultural loans                        (6,664)              (7,635)               (5,153)             (6,998)         (10,010)
  Real estate - construction loans               --                   --                    --                  --               --
  Real estate - mortgage loans               (1,564)              (2,166)               (3,086)               (479)          (6,610)
  Consumer loans                            (44,188)             (39,853)              (17,931)             (8,518)          (9,242)
  Lease financing                           (15,978)             (10,308)               (3,691)             (1,479)          (1,212)
                                        -----------           ----------            ----------           ---------        ---------
     Total net losses charged off           (68,394)             (59,962)              (29,861)            (17,474)         (27,074)
                                        -----------           ----------            ----------           ---------        ---------
Letters of credit                                --                   --                    --              (7,800)              --
Reserve of acquired
  institutions and other                      1,705                5,838                 8,369                 875            2,122
Provision charged to operations              80,342               64,014                42,962              35,780           48,037
                                        -----------           ----------            ----------           ---------        ---------
Reserve for credit losses,
  December 31                           $   200,931              187,278               177,388             155,918          144,537
                                        ===========           ==========            ==========          ==========        =========

 December 31:                                             1997              1996            1995           1994           1993
                                                          ----              ----            ----           ----           ----
Reserve for credit losses,
  Commercial, financial and
   agricultural loans                                   $104,643           98,491          92,988         72,906         71,825
  Real estate - construction loans                         4,762            4,853           5,033          5,405          6,442
  Real estate - mortgage loans                            48,727           39,879          30,392         26,298         23,397
  Consumer loans                                          22,710           25,045          32,126         36,272         33,450
  Lease financing                                         20,089           19,010          16,849         15,037          9,423
                                                        --------          -------         -------        -------        -------
     Total reserve for credit losses                    $200,931          187,278         177,388        155,918        144,537
                                                        ========          =======         =======        =======        =======

The analysis above is for analytical purposes. The reserve for credit losses is general in nature and is available to absorb losses from any portion of the loan and lease portfolio.

The distribution of loans and leases by type and the ratio of net charge-offs to average loans and leases outstanding was as follows:

                                                              1997             1996            1995           1994           1993
                                                              ----             ----            ----           ----           ----
Percentage of loans and leases to total
 loans and leases at December 31
  Commercial, financial and
   agricultural loans                                         31.5%            31.9            30.5           29.5           28.0
  Real estate - construction loans                             2.7              3.0             2.7            2.8            3.6
  Real estate - mortgage loans                                23.1             23.6            23.7           29.9           35.8
  Consumer loans                                              20.6             20.8            26.2           23.4           21.9
  Lease financing                                             22.1             20.7            16.9           14.4           10.7
                                                             -----            -----           -----          -----          -----
     Total                                                   100.0%           100.0           100.0          100.0          100.0
                                                             =====            =====           =====          =====          =====

Ratio of net charge-offs during year
 to average loans and leases outstanding
 during year
   Commercial, financial and
    agricultural loans                                        0.16%            0.20            0.15           0.24           0.38
   Real estate - construction loans                             --               --              --             --             --
   Real estate - mortgage loans                               0.05             0.07            0.10           0.01           0.21
   Consumer loans                                             1.71             1.40            0.68           0.38           0.49
   Lease financing                                            0.59             0.45            0.22           0.12           0.15
      Weighted Average Ratio                                  0.54             0.49            0.27           0.18           0.31

RESERVE FOR CREDIT LOSSES

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

The amount provided for credit losses exceeded actual net charge-offs by $11,948,000 in 1997, $4,052,000 in 1996 and $13,101,000 in 1995.

Management reviews the reserve on a quarterly basis to determine whether additional provisions should be made after considering the factors noted above. Based on these procedures, management is of the opinion that the reserve at December 31, 1997 of $200,931,000 was adequate.

MATURITY DISTRIBUTION OF DOMESTIC CERTIFICATES OF DEPOSIT OF
$100,000 AND OVER AT DECEMBER 31, 1997 ($000'S)

      Three months or less                                                               $  762,288
      Over three months through six months                                                  151,555
      Over six months through twelve months                                                  69,862
      Over twelve months                                                                     26,733
                                                                                         ----------
           Total certificates - $100,000 and over                                        $1,010,438
                                                                                         ===========


Note: Foreign office deposits totalling $540,951 are denominated in amounts greater than $100,000.

RETURN ON EQUITY AND ASSETS

The following table presents certain operating ratios:

                                                                      1997                1996*               1995
                                                                      ----                -----               ----
Return on assets (a)                                                  1.96%                1.72               1.78

Return on equity (b)                                                  19.6%                17.2               18.1

Dividend payout ratio (c)                                             33.6%                34.8               33.9

Equity to assets ratio (d)                                           10.03%                9.99               9.82

---------------

(a)  net income divided by average assets
(b)  net income divided by average equity
(c)  dividends declared per share divided by diluted earnings per share
(d)  average equity divided by average assets

 * 1996 ratios include the special SAIF assessment of $16.6 million pretax ($10.8 million after tax or $.06 per share). For comparability, excluding the impact of this assessment, return on average assets, return on average equity, and the dividend payout ratio for 1996 would have been 1.78%
     17.8% and 33.7%, respectively.

ITEM 2. PROPERTIES

The Company's executive offices and the main office of the Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio, located in a 32-story office tower and a 5-story office building and parking garage known as the Fifth Third Center and the William S. Rowe Building, respectively. One of the Bank's subsidiaries owns 100 percent of these buildings.

At December 31, 1997, the Company, through its subsidiary banks, six located in Ohio, two in Kentucky, one in Indiana and one in Florida, operated 410 banking centers, of which 209 were owned and 201 were leased. The properties owned are free from mortgages and encumbrances.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are not parties to any material legal proceedings other than routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Page 1 of Registrant's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 37 of Registrant's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 28 through 36 of Registrant's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to pages 35 and 36 of Registrant's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to pages 13 through 27 and page 37 of Registrant's 1997 Annual Report to Stockholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning Directors is incorporated herein by reference under the caption "ELECTION OF DIRECTORS" of the Registrant's 1998 Proxy Statement. The names, ages and positions of the Executive Officers of the Company as of January 30, 1998 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

                                                     Current Position and
Name and Age                                         Business Experience During Past 5 Years
------------                                         ---------------------------------------
George A. Schaefer, Jr., 52                          PRESIDENT AND CEO. President and Chief Executive Officer of
                                                     the Company and the Bank.

Michael D. Baker, 47                                 EXECUTIVE VICE PRESIDENT. Executive Vice President of the
                                                     Company and the Bank since August, 1995. Previously, Mr.
                                                     Baker was Senior Vice President of the Company since March,
                                                     1993, and of the Bank.

P. Michael Brumm, 50                                 EXECUTIVE VICE PRESIDENT. Executive Vice President of the
                                                     Company and the Bank since August, 1995. Until June, 1997,
                                                     Mr. Brumm was Chief Financial Officer of the Company and the
                                                     Bank. Previously, Mr. Brumm was Senior Vice President and
                                                     CFO of the Company and the Bank.

James J. Hudepohl, 45                                EXECUTIVE VICE PRESIDENT. Executive Vice President of the
                                                     Company and the Bank since January, 1997. Previously, Mr.
                                                     Hudepohl was Senior Vice President of the Bank.

                                                     Current Position and
Name and Age                                         Business Experience During Past 5 Years
------------                                         ---------------------------------------
Michael K. Keating, 42                               EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. Executive Vice
                                                     President of the Company and the Bank since August, 1995 and Secretary of the
                                                     Company and the Bank since January, 1994. Previously, Mr. Keating was Senior
                                                     Vice President and General Counsel of the Company since March, 1993, and Senior
                                                     Vice President and Counsel of the Bank.

Robert P. Niehaus, 51                                EXECUTIVE VICE PRESIDENT. Executive Vice President of the Company and the Bank
                                                     since August, 1995. Previously, Mr. Niehaus was Senior Vice President of the
                                                     Company since March, 1993, and Senior Vice President of the Bank.

Stephen J. Schrantz, 48                              EXECUTIVE VICE PRESIDENT. Executive Vice President of the
                                                     Company and the Bank.

Gerald L. Wissel, 41                                 EXECUTIVE VICE PRESIDENT. Executive Vice President of the Bank since January,
                                                     1997. Auditor of the Company and the Bank. Previously, Mr. Wissel was Senior
                                                     Vice President of the Bank.

Robert J. King, Jr., 42                              EXECUTIVE VICE PRESIDENT. Executive Vice President of the Company since June,
                                                     1997. Vice Chairman of The Fifth Third Bank of Northwestern Ohio, N.A. and
                                                     President and CEO of Fifth Third Bank of Northeastern Ohio since August, 1997.
                                                     Previously, Mr. King was President and CEO of The Fifth Third Bank of
                                                     Northwestern Ohio, N.A. Mr. King was Senior Vice President of the Company since
                                                     March, 1995.

James R. Gaunt, 52                                   EXECUTIVE VICE PRESIDENT. Executive Vice President of the Company since June,
                                                     1997. Senior Vice President of the Company since March, 1994, and President and
                                                     CEO of Fifth Third Bank of Kentucky, Inc. since August, 1994. Previously, Mr.
                                                     Gaunt was Senior Vice President of the Company and the Bank.

                                                     Current Position and
Name and Age                                         Business Experience During Past 5 Years
------------                                         ---------------------------------------
Neal E. Arnold, 37                                   CHIEF FINANCIAL OFFICER AND TREASURER. Chief Financial Officer of the Company
                                                     and the Bank since June, 1997. Mr. Arnold has been the Treasurer of the Company and the Bank and Senior Vice President of the Bank since April, 1993.

Roger W. Dean, 35                                    CONTROLLER. Controller of the Company and Senior Vice President of the Bank
                                                     since March, 1997. Previously, Mr. Dean was Vice President of the Bank. Prior
                                                     to June 1993, Mr. Dean was with Deloitte & Touche LLP, independent public accountants.

Paul L. Reynolds, 36                                 ASSISTANT SECRETARY. Senior Vice President of the Company and the Bank since
                                                     March, 1997. Assistant Secretary of the Company since March, 1995, General
                                                     Counsel and Assistant Secretary of the Bank since January, 1995. Previously,
                                                     Mr. Reynolds was Vice President, Counsel and Assistant Secretary of the Bank
                                                     since 1990.

Regina G. Livers, 40                                 COMMUNITY AFFAIRS OFFICER. Community Affairs Officer of the Company since March
                                                     1997. Previously, Ms. Livers was Vice President and Community Affairs Officer
                                                     of the Bank.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" of the Registrant's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS, AND EXECUTIVE COMPENSATION" of the Registrant's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" of the Registrant's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)      Documents Filed as Part of the Report                                                           Page
                                                                                                        ----

        1.     Index to Financial Statements

               Consolidated Statements of Income for the
               Years Ended December 31, 1997, 1996 and 1995                                               *

               Consolidated Balance Sheets, December 31, 1997
               and 1996                                                                                   *

               Consolidated Statements of Changes in
               Stockholders' Equity for the Years Ended
               December 31, 1997, 1996 and 1995                                                           *

               Consolidated Statements of Cash Flows for the
               Years Ended December 31, 1997, 1996 and 1995                                               *

               Notes to Consolidated Financial Statements                                                 *

        *      Incorporated by reference to pages 13 through 27 of Registrant's
               1997 Annual Report to Stockholders attached to this filing as
               Exhibit 13.

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

        3.     Exhibits

               Exhibit No.

               3-            Amended Articles of Incorporation and Code of
                             Regulations (a)

               Rider 17

               4(a)          Junior Subordinated Indenture, dated as of March
                             20, 1997 between Fifth Third Bancorp and Wilmington
                             Trust Company, as Debenture Trustee (b)

               4(b) Certificate Representing the 8.136% Junior Subordinated Deferrable Interest Debentures, Series A, of Fifth Third Bancorp (b)

               4(c) Amended and Restated Trust Agreement, dated as of March 20, 1997 of Fifth Third Capital Trust II, among Fifth Third Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees name therein (b)

               4(d) Certificate Representing the 8.136% Capital Securities, Series A, of Fifth Third Capital Trust I (b)

               4(e) Guarantee Agreement, dated as of March 20, 1997 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (b)

               4(f) Agreement as to Expense and Liabilities, dated as of March 20, 1997 between Fifth Third Bancorp, as the holder of the Common Securities of Fifth Third Capital Trust I and Fifth Third Capital Trust II
                             (b)

               10(a)- Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (c)

               10(b)-        Fifth Third Bancorp 1990 Stock Option Plan (d)

               10(c)-        Fifth Third Bancorp 1987 Stock Option Plan (e)

               10(d)- Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee
                             (f)

               10(e)-        Fifth Third Bancorp 1993 Discount Stock Purchase
                             Plan (g)

               10(f)- Fifth Third Bancorp Amended and Restated Stock Incentive Plan for selected Executive Officers, Employees and Directors of The Cumberland Federal Bancorporation, Inc. (h)

               10(g)-        Fifth Third Bancorp Master Profit Sharing Plan (i)

               10(h)- Fifth Third Bancorp Amended and Restated Stock Option and Incentive Plan for Selected Executive Officers, Employees and Directors of Falls Financial, Inc. (j)

               10(i)- Fifth Third Bancorp Amended 1993 Discount Stock Purchase Plan (k)

               11- Computation of Consolidated Earnings Per Share for the Years Ended December 31, 1997, 1996, 1995, 1994
                             and 1993

               13-           Fifth Third Bancorp 1997 Annual Report to
                             Stockholders

               21-           Fifth Third Bancorp Subsidiaries

               23-           Independent Auditors' Consent

b)      Reports on Form 8-K

        None.

------------------------

(a) Incorporated by reference to Registrant's Registration Statement, Exhibits
    3.1 and 3.2, on Form S-4, Registration No. 33-19965.

(b) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

(c) Incorporated in this Form 10-K Annual Report by reference to Form 10-K filed for fiscal year ended December 31, 1985.

(d) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-34075.

(e) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-13252.

(f) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission on November 18, 1992 a Form 8-K Current Report dated November 16, 1992 and as Exhibit 4.1 to a Registration Statement on Form S-3, Registration No. 33-54134.

(g) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-60474.

(h) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-55223.

(i) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-55553.

(j) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-61149.

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

FIFTH THIRD BANCORP
(Registrant)

/s/GEORGE A. SCHAEFER, JR.                                     March 10, 1998
--------------------------
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 10, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/NEAL E. ARNOLD                      /s/ROGER W. DEAN                      /s/ROBERT B. MORGAN
----------------------------           -------------------------------       --------------------------
Neal E. Arnold                         Roger W. Dean                         Robert B. Morgan
Senior Vice President and CFO          Controller                            Director
(Principal Financial Officer)          (Principal Accounting Officer)

                                       /s/IVAN W. GORR                       /s/JAMES E. ROGERS
----------------------------           -------------------------------       --------------------------
Darryl F. Allen                        Ivan W. Gorr                          James E. Rogers
Director                               Director                              Director

                                       /s/JOSEPH H. HEAD, JR.
----------------------------           -------------------------------       --------------------------
John F. Barrett                        Joseph H. Head, Jr.                   Brian H. Rowe
Director                               Director                              Director

/s/MILTON C. BOESEL, JR.               /s/JOAN R. HERSCHEDE                  /s/GEORGE A. SCHAEFER, JR.
----------------------------           -------------------------------       --------------------------
Milton C. Boesel, Jr.                  Joan R. Herschede                     George A. Schaefer, Jr.
Director                               Director                              Director

/s/GERALD V. DIRVIN                                                          /s/JOHN J. SCHIFF, JR.
----------------------------           -------------------------------       --------------------------
Gerald V. Dirvin                       William G. Kagler                     John J. Schiff, Jr.
Director                               Director                              Director

/s/THOMAS B. DONNELL                   /s/JAMES D. KIGGEN
----------------------------           -------------------------------       --------------------------
Thomas B. Donnell                      James D. Kiggen                       Dennis J. Sullivan, Jr.
Director                               Director                              Director

/s/RICHARD T. FARMER                   /s/MITCHEL D. LIVINGSTON, PH.D.       /s/DUDLEY S. TAFT
----------------------------           -------------------------------       --------------------------
Richard T. Farmer                      Mitchel D. Livingston, Ph.D.          Dudley S. Taft
Director                               Director                              Director