Form 10-Q
period 1998-03-31
FIFTH THIRD BANCORP
filed 1998-05-15
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1998
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

       Registrant's telephone number, including area code: (513) 579-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                       -----   -----

There were 233,130,522 shares of the Registrant's Common Stock, without par value, outstanding as of March 31, 1998.

                               FIFTH THIRD BANCORP

                                      INDEX


Part I.  Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheets -
        March 31, 1998 and 1997 and December 31, 1997                          3

        Consolidated Statements of Income -
        Three Months Ended March 31, 1998 and 1997                             4

        Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1998 and 1997                             5

        Consolidated Statements of Changes in Shareowners' Equity -
        Three Months Ended March 31, 1998 and 1997                             6

        Notes to Consolidated Financial Statements                             7

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9

Part II. Other Information

  Item 4.    Submission of Matters to a Vote of Security Holders              12

  Item 6.    Exhibits                                                         13

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

==================================================================================================
                                                        MARCH 31,   December 31,        March 31,
($000'S)                                                     1998           1997             1997
==================================================================================================
ASSETS
--------------------------------------------------------------------------------------------------
Cash and Due from Banks                              $    707,635        720,133          506,720
Securities Available for Sale (a)                       7,229,858      6,397,077        6,465,434
Securities Held to Maturity (b)                            80,555         72,236           88,119
Other Short-Term Investments                              205,673         29,424           32,641
Loans Held for Sale                                       248,933         62,110            9,509
Loans and Leases
  Commercial Loans                                      4,327,931      4,268,238        4,102,127
  Construction Loans                                      362,402        360,242          375,093
  Commercial Mortgage Loans                               796,681        810,436          794,602
  Commercial Lease Financing                            1,459,723      1,416,227        1,092,127
  Residential Mortgage Loans                            2,240,699      2,234,161        2,066,783
  Consumer Loans                                        2,813,925      2,769,786        2,533,339
  Consumer Lease Financing                              2,105,676      2,064,642        1,910,198
  Unearned Income                                        (558,441)      (547,125)        (446,292)
  Reserve for Credit Losses                              (202,703)      (200,931)        (187,343)
--------------------------------------------------------------------------------------------------
Total Loans and Leases                                 13,345,893     13,175,676       12,240,634
Bank Premises and Equipment                               261,468        251,898          233,163
Accrued Income Receivable                                 181,717        178,803          162,036
Other Assets                                              594,767        487,697          437,441
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 22,856,499   $ 21,375,054     $ 20,175,697
==================================================================================================
LIABILITIES
==================================================================================================
Deposits
  Demand                                             $  2,491,436      2,426,198        2,039,309
  Interest Checking                                     2,283,393      2,252,571        2,002,915
  Savings                                               2,362,684      2,298,749        1,999,459
  Money Market                                          1,127,124      1,106,850        1,430,396
  Other Time                                            5,140,010      5,278,375        5,520,254
  Certificates - $100,000 and Over                      1,071,554      1,010,438          802,097
  Foreign Office                                          255,788        540,951          128,086
--------------------------------------------------------------------------------------------------
Total Deposits                                         14,731,989     14,914,132       13,922,516
Federal Funds Borrowed                                  2,323,342      1,253,553        1,512,613
Short-Term Bank Notes                                     622,000        555,000          705,000
Other Short-Term Borrowings                             1,157,629      1,252,378        1,184,792
Accrued Taxes, Interest and Expenses                      550,947        505,048          387,143
Other Liabilities                                         183,180        159,654           90,995
Long-Term Debt                                            947,965        457,878          457,747
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                      20,517,052     19,097,643       18,260,806
==================================================================================================
SHAREOWNERS' EQUITY
==================================================================================================
Common Stock (c)                                          517,550        516,898          513,728
Capital Surplus                                           446,690        452,568          459,530
Retained Earnings                                       1,471,034      1,401,649        1,197,289
Unrealized Gains (Losses)
  on Securities Available for Sale                         79,185         90,876          (26,978)
Treasury Stock                                           (175,012)      (184,580)        (228,678)
==================================================================================================
TOTAL SHAREOWNERS' EQUITY                               2,339,447      2,277,411        1,914,891
==================================================================================================
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY            $ 22,856,499     21,375,054       20,175,697
==================================================================================================

(a)  Amortized cost: March 31, 1998 - $7,108,034, December 31, 1997 -
     $6,257,268, and March 31, 1997 - $6,506,939.
(b)  Market value: March 31, 1998 - $80,555, December 31, 1997 - $72,236 and
     March 31, 1997 - $88,119.
(c) Stated value $2.22 per share; authorized 300,000,000; outstanding March 31, 1998 - 233,130,522 (EXCLUDES 5,131,205 TREASURY SHARES), December 31, 1997
     - 232,836,842 (excludes 5,424,885 treasury shares) and March 31, 1997 -
     231,409,388 (excludes 6,857,703 treasury shares). Outstanding and treasury shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998.

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

=========================================================================================================
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                -----------------------------------------
($000S)                                                             1998                         1997
=========================================================================================================
INTEREST INCOME
Interest and Fees on Loans and Leases                           $ 273,076                      250,725
Interest on Securities
  Taxable                                                         115,598                      107,159
  Exempt from Income Taxes                                          2,940                        4,374
---------------------------------------------------------------------------------------------------------
Total Interest on Securities                                      118,538                      111,533
Interest on Other Short-Term Investments                            1,382                          487
---------------------------------------------------------------------------------------------------------
Total Interest Income                                             392,996                      362,745
---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits
  Interest Checking                                                13,911                       11,561
  Savings                                                          19,925                       15,933
  Money Market                                                      8,776                       11,967
  Other Time                                                       69,838                       75,268
  Certificates - $100,000 and Over                                 13,009                       10,313
  Foreign Office                                                    4,779                        4,453
---------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                        130,238                      129,495
Interest on Federal Funds Borrowed                                 27,208                       24,969
Interest on Short-Term Bank Notes                                  12,466                        9,365
Interest on Other Short-Term Borrowings                            14,116                       12,558
Interest on Long-Term Debt and Notes                               11,068                        5,042
---------------------------------------------------------------------------------------------------------
Total Interest Expense                                            195,096                      181,429
---------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               197,900                      181,316
Provision for Credit Losses                                        19,825                       17,446
---------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES             178,075                      163,870
OTHER OPERATING INCOME
Investment Advisory Income                                         26,912                       20,851
Service Charges on Deposits                                        24,809                       22,433
Data Processing Income                                             29,830                       22,739
Other Service Charges and Fees                                     40,618                       31,865
Securities Gains                                                    4,212                          672
---------------------------------------------------------------------------------------------------------
Total Other Operating Income                                      126,381                       98,560
OPERATING EXPENSES
Salaries, Wages and Incentives                                     55,738                       47,408
Employee Benefits                                                  14,153                       10,011
Equipment Expenses                                                  5,878                        5,254
Net Occupancy Expenses                                              9,098                        9,337
Other Operating Expenses                                           55,007                       48,965
---------------------------------------------------------------------------------------------------------
Total Operating Expenses                                          139,874                      120,975
---------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        164,582                      141,455
Applicable Income Taxes                                            55,601                       46,959
---------------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 108,981                       94,496
=========================================================================================================
Per Share (a):
  Earnings                                                      $   0.47                         0.41
  Diluted Earnings                                              $   0.46                         0.39
  Cash Dividends                                                $   0.17                          .12-7/8
=========================================================================================================
Average Shares (000s) (a):
  Outstanding                                                     232,980                      234,869
  Diluted                                                         237,905                      238,373
=========================================================================================================

(a) Per share amounts and average shares outstanding have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998.

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

=======================================================================================================================
                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ------------------------------
($000S)                                                                                      1998              1997
=======================================================================================================================
OPERATING ACTIVITIES
Net Income                                                                               $  108,981            94,496
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                              19,825            17,446
    Depreciation, Amortization and Accretion                                                 15,100            15,231
    Provision for Deferred Income Taxes                                                       4,329             4,174
    Realized Securities Gains                                                                (4,344)           (1,848)
    Realized Securities Losses                                                                  132             1,176
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                         255,430            78,311
    Net Gains on Sales of Loans                                                              (3,972)           (2,626)
    Increase in Residential Mortgage Loans Held for Sale                                   (438,269)          (71,138)
    Decrease (Increase) in Accrued Income Receivable                                         (2,914)           20,818
    Decrease (Increase) in Other Assets                                                    (112,878)          110,158
    Increase in Accrued Taxes, Interest and Expenses                                         47,865            32,129
    Increase (Decrease) in Other Liabilities                                                 18,042           (21,067)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         (92,673)          277,260
=======================================================================================================================
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                         76,877           435,221
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale               444,334           186,563
Purchases of Securities Available for Sale                                               (1,287,849)         (933,877)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                  11,804            96,264
Purchases of Securities Held to Maturity                                                    (20,123)           (7,579)
Decrease (Increase) in Other Short-Term Investments                                        (176,249)           11,938
Decrease (Increase) in Loans and Leases                                                    (272,658)           55,378
Purchases of Bank Premises and Equipment                                                    (16,369)           (7,840)
Proceeds from Disposal of Bank Premises and Equipment                                           317               545
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (1,239,916)         (163,387)
=======================================================================================================================
FINANCING ACTIVITIES
Increase (Decrease) in Core Deposits                                                         41,904          (462,821)
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                          (224,047)           10,681
Increase in Federal Funds Borrowed                                                        1,069,789            91,919
Increase (Decrease) in Short-Term Bank Notes                                                 67,000          (101,000)
Increase (Decrease) in Other Short-Term Borrowings                                          (94,749)          146,054
Proceeds from Issuance of Long-Term Debt and Notes                                          500,000           200,000
Repayment of Long-Term Debt                                                                 (10,000)          (20,000)
Payment of Cash Dividends                                                                   (34,149)          (30,718)
Exercise of Stock Options                                                                     4,342             3,762
Purchases of Treasury Stock                                                                      --          (253,956)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) BY FINANCING ACTIVITIES                                    1,320,090          (416,079)
=======================================================================================================================
DECREASE IN CASH AND DUE FROM BANKS                                                         (12,499)         (302,206)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              720,133           808,926
-----------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                    707,634           506,720
=======================================================================================================================

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (UNAUDITED)

======================================================================================================
                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                  -----------------------------------
($000S)                                                                  1998                   1997
======================================================================================================
BALANCE AT JANUARY 1                                              $ 2,277,411              2,144,125
Net Income                                                            108,981                 94,496
Nonowner Changes in Equity, Net of Tax:
Unrealized Gains/(Losses) on Securities Available for Sale            (11,691)               (43,576)
-----------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                              97,290                 50,920
Cash Dividends Declared (1998 - $.17 per share
  and 1997 - $.12-7/8 per share) (a)                                  (39,596)               (29,960)
Shares Acquired for Treasury                                               --               (253,956)
Stock Options Exercised
  Including Treasury Shares Issued                                      4,342                  3,762
-----------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31                                               $ 2,339,447              1,914,891
======================================================================================================

(a) Per share amounts have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998.


See Notes to Consolidated Financial Statements

                              FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

1. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1998 and 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1997 has been derived from the audited consolidated financial statements of the Registrant. The results of operations and cash flows for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Registrant's Annual Report on Form 10-K.

2. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" is required for 1998. The statement is not required to be applied to interim reporting and will be applied in the Registrant's 1998 annual financial statements. The statement requires financial disclosure and descriptive information about reportable operating segments. Upon its adoption, this statement may result in additional financial statement disclosures.

3. The Registrant's board of directors approved a three-for-two stock split on March 17, 1998. The additional shares resulting from the split were distributed on April 15, 1998 to shareowners of record as of March 31, 1998. The consolidated financial statements, notes and other references to share and per share data have been retroactively restated for the stock split.

4. In the first three months of 1998, the Registrant paid $197,239,000 in interest and no Federal income taxes. In the first three months of 1997, the Registrant paid $192,683,000 in interest and no Federal income taxes. In the first three months of 1998, the Registrant had noncash investing activities consisting of the securitization of $82,604,000 of residential mortgage loans. There were no loan securitizations during the first three months of 1997.

5. In 1998, the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of net income and nonowner changes in equity. The Registrant elected to present the required disclosures in the Consolidated Statement of Changes in Shareowners' Equity on page 6. The caption "Net income and nonowner changes in equity," represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the three months ended March 31 is provided below ($000s).


===========================================================================================================================
Reclassification Adjustments, Before Tax                                                           1998               1997
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains/(Losses) Arising During Period                                    $ (22,198)           (67,712)
Less:  Reclassification Adjustment For Gains Included in Net Income                              4,212                672
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                       $ (17,986)           (67,040)
---------------------------------------------------------------------------------------------------------------------------

Related Tax Effects
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains/(Losses) Arising During Period                                    $   7,769             23,699
Less:  Reclassification Adjustment For Gains Included in Net Income                             (1,474)              (235)
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                       $   6,295             23,464
---------------------------------------------------------------------------------------------------------------------------

Reclassification Adjustments, Net of Tax
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains/(Losses) Arising During Period                                    $ (14,429)           (44,013)
Less:  Reclassification Adjustment For Gains Included in Net Income                              2,738                437
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                       $ (11,691)           (43,576)
---------------------------------------------------------------------------------------------------------------------------

Accumulated Nonowner Changes in Equity
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding Gains on Securities Available for Sale                  $  90,876             16,598
Current Period Change                                                                          (11,691)           (43,576)
---------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains (Losses) on Securities Available for Sale            $  79,185            (26,978)
===========================================================================================================================

6. In January 1998, the Registrant entered into merger agreements with State Savings Company, a privately-owned thrift holding company headquartered in Columbus, Ohio with $2.8 billion in assets and CitFed Bancorp, Inc., a publicly-traded savings and loan holding company headquartered in Dayton, Ohio with $3.5 billion in assets. These transactions will be tax-free, stock-for-stock exchanges accounted for as poolings of interests. The Registrant will exchange 16,625,340 shares of Fifth Third Bancorp common stock for all outstanding shares of State Savings Company. The Registrant will exchange 1.005 shares of Fifth Third Bancorp common stock for each outstanding share of CitFed Bancorp, Inc. Both transactions are expected to be completed in mid-1998 and are subject to approval by shareowners and appropriate regulatory agencies.

7. In December 1997, the Registrant entered into a merger agreement with The Ohio Company, a full-service broker-dealer for retail and institutional clients headquartered in Columbus, Ohio. The merger is expected to be completed in mid-1998, will be accounted for as a purchase and is subject to approval by shareowners and appropriate regulatory agencies. In connection with the acquisition of The Ohio Company, the Registrant will exchange all of the outstanding shares of capital stock of The Ohio Company for shares of Fifth Third Common Stock having a fair market value of $80 million.

8. On April 9, 1998, the Registrant acquired W. Lyman Case & Company, a commercial mortgage banking firm based in Columbus, Ohio which originated more than $800 million in financing and equity transactions in 1997 and has a loan servicing portfolio in excess of $2 billion. The transaction was accounted for as a purchase. The pro forma effects of the acquisition were not material.

9. On May 12, 1998, the Registrant, through a public offering, issued 3,600,000 shares of Common Stock. The net proceeds from the sale of Common Stock will be used by the Registrant as working capital for general corporate purposes. The issuance of the offered shares will also facilitate the Registrant's ability to account for the acquisition of State Savings Company and/or the acquisition of CitFed Bancorp, Inc. as a pooling-of-interests.

10. The following appears in accordance with the Securities Litigation Reform Act of 1995:

     This report includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which the Registrant operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, acquisitions and integration of acquired businesses. Fifth Third Bancorp undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

Results of Operations

The Registrant's net income was $108,981,000 for the first quarter of 1998, up 15 percent compared to $94,496,000 for the same period last year. Diluted earnings per share for the first quarter was $.46, an 18 percent increase over 1997's $.39.

Total assets were $22.9 billion at quarter end, compared to 1997's quarter-end assets of $20.2 billion. Return on average equity was 19.9 percent and return on average assets was 2.00 percent for the first quarter of 1998 compared to 18.7 percent and 1.88 percent, respectively, for the same quarter of last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant's net interest income on a fully taxable equivalent basis for the first quarter of 1998 was $209.7 million, a 9.1 percent increase over $192.2 million for the same period of 1997. This increase resulted primarily from strong loan and lease volume, an emphasis on direct lending and higher loan yields.

The net provision for credit losses was $19.8 million in the first quarter of 1998 and $17.4 million in the first quarter of 1997. Net charge-offs for the first quarter were .55 percent of average loans and leases compared to .56 percent for the first quarter of 1997. The net charge-off ratio remains near the Registrant's historical 10-year average of .50 percent and the reserve for credit losses is in excess of four times nonperforming assets.

Nonperforming assets as a percentage of total loans, leases and other real estate owned was .33 percent at March 31, 1998, down from .36 percent at March 31, 1997. The reserve for credit losses as a percentage of total loans and leases was 1.50 percent at March 31, 1998 and 1.51 percent at March 31, 1997.

Total other operating income, excluding securities gains, for the first quarter increased 25 percent to $122.2 million compared to the first quarter of 1997. Data processing income was up 31 percent in the first quarter as a result of new customers and resulting increases in merchant transaction volumes, the success of debit cards and increased popularity of ATMs. Successful new sales efforts and continued strength in the financial markets led to 29 percent growth in investment advisory income. Commercial banking income, consumer loan and lease fees and mortgage banking revenue contributed to the 27 percent increase in other service charges and fees. Mortgage banking fee income increased 40 percent, driven by a favorable interest rate environment and successful selling that fueled strong origination volume in the first quarter. Mortgage loan servicing fees were up 14 percent, consistent with the related increase in the Registrant's $6.3 billion residential mortgage servicing portfolio.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) remained unchanged at 41.6 percent as compared to the first quarter of 1997, well below industry norms. The Registrant's expense growth over first quarter 1997 was higher than customary as the Registrant used strong revenue growth to invest, in part, in technology upgrades and Year 2000 systems integration and implementation projects. Salaries, wages, incentives and employee benefits rose in the first quarter as a result of more variable compensation for increased sales production, increased staffing costs related to computer programming and additional FTEs to support sales and the Registrant's volume-related businesses. Equipment expenses increased 12 percent over 1997's first quarter due primarily to software and processing technology upgrades and the addition of 307 ATMs. Volume-related expenses of the Registrant's processing and fee businesses, along with higher loan and lease processing costs from record volumes, contributed mostly to the 12 percent increase in other operating expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

The Registrant continues to focus on improved asset mix. Improved earning asset yields combined with eight percent growth in average loan and lease balances led to net interest income growth. Direct installment loan originations exceeded $313 million this quarter compared to $243 million last quarter and $181 million in the same quarter a year ago. Residential mortgage originations exceeded $677 million this quarter compared to $510 million last quarter and $291 million in the first quarter last year. A successful direct loan campaign lead to a 30 percent increase in home equity loans and lines of credit. During the first quarter of 1997, the Registrant, through its wholly-owned Fifth Third Capital Trust I, a Delaware statutory business trust (the "Trust"), issued $200 million of 8.136 percent Capital Securities. These securities, representing Junior Subordinate Deferrable Interest Debentures, are classified as long-term debt in the Consolidated Balance Sheet and qualify as Tier 1 regulatory capital.

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

At March 31, 1998, shareowners' equity was $2.339 billion, compared to $1.915 billion at March 31, 1997, an increase of $424 million, or 22.1 percent. Shareowners' equity as a percentage of total assets as of March 31, 1998 was
10.2 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at March 31, 1998 and 1997. At March 31, 1998, the Registrant had a Tier 1 risk-based capital ratio of 11.35 percent, a total risk-based capital ratio of 13.71 percent and a leverage ratio of 9.90 percent. At March 31, 1997, the Registrant had a Tier 1 risk-based capital ratio of 11.59 percent, a total risk-based capital ratio of 14.30 percent and a leverage ratio of 9.23 percent.

In January 1998, the Registrant's board of directors rescinded Fifth Third Bancorp's stock repurchase programs. No shares have been purchased under these programs since June 1997. The Registrant anticipates approximately 1,500,000 shares of Fifth Third Bancorp Common Stock will be issued to the shareowners of The Ohio Company pursuant to the proposed merger. Prior to the closing of this acquisition, the Registrant may repurchase up to 1,500,000 shares of Fifth Third Common Stock in the open market to be used solely for such issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Risk

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by a negative 2.56 percent over one year and increase by 6.4 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated .79 percent over one year and decrease net interest income by an estimated negative 7.74 percent over two years. All of these estimated changes in net interest income are within the policy guidelines established by the Registrant's board of directors.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 17, 1998, the Registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareowners adopted all the proposals stated in the Proxy Statement dated February 9, 1998, which is incorporated herein by reference. The proposals voted on and approved by the shareowners are as follows (all votes have been adjusted for the 3-for-2 stock split declared on March 17, 1998 and distributed April 15, 1998:

1. The election of six Class III Directors (Darryl F. Allen, Gerald V. Dirvin, Ivan W. Gorr, Joseph H. Head, Jr., Dr. Mitchel O. Livingston and James E. Rogers) to serve until the Annual Meeting of Stockholders in 2001.

2. Approval of the proposal to adopt the Variable Compensation Plan by a vote of 197,606,624 for, 6,106,952 against and 2,172,924 abstaining.

3. Approval of the proposal to adopt the 1998 Long-Term Incentive Stock Plan by a vote of 162,567,513 for, 31,568,945 against and 2,116,692 abstaining.

4. Approval of the appointment of the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 1998 by a vote of 203,365,806 for, 1,759,955 against and 421,305 abstaining.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Item 6. Exhibits and Reports on Form 8-K

(a)     List of Exhibits

        (11) - Computation of Consolidated Earnings Per Share for the Three Months Ended March 31, 1998 and 1997
        (27) - Financial Data Schedules for the Three Months Ended March 31, 1998 and 1997
      (27.1) - Financial Data Schedules for the Three Months Ended March 31,
               1997, Six Months Ended June 30, 1997 and Nine Months Ended September 30, 1997
      (27.2) - Financial Data Schedules for the Three Months Ended March 31,
               1996, Six Months Ended June 30, 1996 and Nine Months Ended September 30, 1996
      (27.3) - Financial Data Schedules for the Years Ended December 31, 1997
               and 1996

(b) Form 8-K dated March 17, 1998 describing the three-for-two stock split declared March 17, 1998 and distributed April 15, 1998 and the resulting effect on the exchange ratios offerred in the pending acquisitions of CitFed Bancorp, Inc. and State Savings Company, was previously filed and is incorporated into this Form 10-Q by reference.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Fifth Third Bancorp
                                                  Registrant


Date:  May 14, 1998                               /s/ Neal E. Arnold
                                                  ---------------------------
                                                  Neal E. Arnold
                                                  Senior Vice President and
                                                  Chief Financial Officer