Form 10-Q
period 1998-06-30
FIFTH THIRD BANCORP
filed 1998-08-14
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1998
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

                              Yes  X     No
                                  ---       ---


There were 267,895,839 shares of the Registrant's Common Stock, without par value, outstanding as of June 30, 1998.

                               FIFTH THIRD BANCORP

                                      INDEX


Part I.  Financial Information

    Item 1. Financial Statements

            Consolidated Balance Sheets -
            June 30, 1998 and 1997 and December 31, 1997                    3

            Consolidated Statements of Income -
            Three and Six Months Ended June 30, 1998 and 1997               4

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1997                         5

            Consolidated Statements of Changes in Shareowners' Equity -
            Six Months Ended June 30, 1998 and 1997                         6

            Notes to Consolidated Financial Statements                      7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk     14

Part II. Other Information

    Item 6. Exhibits                                                       14

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                     JUNE 30,         December 31,             June 30,
($000'S)                                                                 1998                 1997                 1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                        $      882,432              777,378              899,340
Securities Available for Sale (a)                                   7,890,292            8,139,465            7,380,068
Securities Held to Maturity (b)                                       100,510               85,010              330,724
Other Short-Term Investments                                           39,028              180,425              219,748
Loans Held for Sale                                                   329,870              263,772              101,361
Loans and Leases
  Commercial Loans                                                  4,562,990            4,363,289            4,120,917
  Construction Loans                                                  554,584              560,381              589,988
  Commercial Mortgage Loans                                         1,239,497            1,273,885            1,275,172
  Commercial Lease Financing                                        1,612,704            1,417,133            1,152,307
  Residential Mortgage Loans                                        5,212,635            5,037,987            5,255,670
  Consumer Loans                                                    3,164,660            3,068,597            2,804,457
  Consumer Lease Financing                                          2,275,574            2,165,598            2,023,350
  Unearned Income                                                    (647,530)            (573,927)            (480,976)
  Reserve for Credit Losses                                          (270,129)            (250,950)            (238,292)
------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                             17,704,985           17,061,993           16,502,593
Bank Premises and Equipment                                           316,588              301,029              278,105
Accrued Income Receivable                                             221,150              213,049              198,744
Other Assets                                                          807,827              688,552              775,290
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 28,292,682           27,710,673           26,685,973
========================================================================================================================
LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Deposits
  Demand                                                        $   2,992,603            2,738,191            2,654,953
  Interest Checking                                                 2,885,282            2,555,108            2,321,099
  Savings and Money Market                                          4,349,236            4,503,926            4,317,846
  Time Deposits                                                     8,565,222            9,222,671            8,659,254
------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                     18,792,343           19,019,896           17,953,152
Federal Funds Borrowed                                              1,872,756            1,253,553            1,570,905
Short-Term Bank Notes                                                 350,000              555,000              780,000
Other Short-Term Borrowings                                         1,712,296            1,842,378            1,834,231
Accrued Taxes, Interest and Expenses                                  651,217              567,906              463,507
Other Liabilities                                                     199,439              200,421              207,082
Long-Term Debt                                                      1,637,185            1,508,683            1,417,919
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  25,215,236           24,947,837           24,226,796
========================================================================================================================
SHAREOWNERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Common Stock (c)                                                      594,729              583,005              579,020
Capital Surplus                                                       484,359              444,815              444,412
Retained Earnings                                                   1,907,147            1,821,342            1,653,600
Unrealized Gains
  on Securities Available for Sale                                     91,211               98,254               21,159
Treasury Stock                                                        -                   (184,580)            (239,014)
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREOWNERS' EQUITY                                           3,077,446            2,762,836            2,459,177
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                        $ 28,292,682           27,710,673           26,685,973
------------------------------------------------------------------------------------------------------------------------

(a)  Amortized cost: June 30, 1998 - $7,749,882, December 31, 1997 - $7,988,085
     and June 30, 1997 - $7,347,356.

(b)  Market value: June 30, 1998 - $100,514, December 31, 1997 - $85,375 and
     June 30, 1997 - $332,432.

(c) Stated value $2.22 per share; authorized 300,000,000; outstanding June 30, 1998 - 267,895,839, December 31, 1997 - 262,614,641 (excludes 5,424,885 treasury shares) and June 30, 1997 - 260,819,656 (excludes 7,116,629 treasury shares). Outstanding and treasury shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998.

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                          -----------------------------------------------------------------
($000'S)                                                          1998            1997                1998            1997
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans and Leases                        $ 369,690         335,551           $ 725,034         662,138
Interest on Securities
  Taxable                                                      138,792         131,886             284,520         263,030
  Exempt from Income Taxes                                       2,968           3,268               5,908           7,642
---------------------------------------------------------------------------------------------------------------------------
Total Interest on Securities                                   141,760         135,154             290,428         270,672
Interest on Other Short-Term Investments                         1,924           3,885               4,656           8,359
---------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                          513,374         474,590           1,020,118         941,169
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits
  Interest Checking                                             16,790          14,150              32,581          27,249
  Savings and Money Market                                      38,897          37,991              78,353          75,866
  Time Deposits                                                120,001         127,987             242,896         251,260
---------------------------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                     175,688         180,128             353,830         354,375
Interest on Federal Funds Borrowed                              31,881          17,605              59,091          42,574
Interest on Short-Term Bank Notes                               10,061           9,457              22,527          18,822
Interest on Other Short-Term Borrowings                         22,314          20,682              44,470          38,485
Interest on Long-Term Debt and Notes                            23,847          21,387              47,763          39,631
---------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                         263,791         249,259             527,681         493,887
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                            249,583         225,331             492,437         447,282
Provision for Credit Losses                                     44,774          21,013              67,602          40,361
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES          204,809         204,318             424,835         406,921
OTHER OPERATING INCOME
Investment Advisory Income                                      31,149          22,960              58,964          44,580
Service Charges on Deposits                                     32,747          27,388              61,263          53,277
Data Processing Income                                          32,327          26,573              62,157          49,312
Other Service Charges and Fees                                  51,562          44,576             101,366          87,923
Securities Gains                                                   480             135               4,635             307
---------------------------------------------------------------------------------------------------------------------------
Total Other Operating Income                                   148,265         121,632             288,385         235,399
OPERATING EXPENSES
Salaries, Wages and Incentives                                  70,004          59,308             136,880         116,995
Employee Benefits                                                9,702          13,296              27,296          26,448
Equipment Expenses                                               8,216           7,542              16,219          14,586
Net Occupancy Expenses                                          12,623          11,739              24,681          23,689
Other Operating Expenses                                        70,815          66,283             139,567         127,011
Merger-Related Charges                                          89,701               -              89,701               -
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                       261,061         158,168             434,344         308,729
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      92,013         167,782             278,876         333,591
Applicable Income Taxes                                         34,253          56,510              96,885         111,351
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (b)                                               $  57,760         111,272           $ 181,991         222,240
===========================================================================================================================
Per Share (a):
  Earnings                                                   $    0.22            0.43           $    0.69            0.85
  Diluted Earnings                                           $    0.22            0.42           $    0.68            0.83
  Cash Dividends                                             $    0.17             .14 2/3       $    0.34             .27 9/16
===========================================================================================================================
Average Shares (000's) (a):
  Outstanding                                                  264,988         260,979             263,836         262,738
  Diluted                                                      270,026         264,784             268,952         267,374
===========================================================================================================================

(a) and (b) are described on Page 6.

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                    SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                           ------------------------------
($000'S)                                                                                            1998            1997
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                                    $  181,991         222,240
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                   67,602          40,361
    Depreciation, Amortization and Accretion                                                      40,408          35,072
    Provision for Deferred Income Taxes                                                            6,213          14,846
    Realized Securities Gains                                                                     (6,922)         (3,687)
    Realized Securities Losses                                                                     2,287           3,380
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                            1,705,308         454,247
    Net Gains on Sales of Loans                                                                  (14,278)         (5,051)
    Increase in Residential Mortgage Loans Held for Sale                                      (1,757,128)       (477,343)
    Decrease (Increase) in Accrued Income Receivable                                              (8,101)         12,283
    Increase in Other Assets                                                                     (65,987)        (59,323)
    Increase in Accrued Taxes, Interest and Expenses                                              80,890          13,828
    Increase in Other Liabilities                                                                 12,337          64,657
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        244,620         315,510
=========================================================================================================================
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                           1,209,351         660,294
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                  1,310,853         523,252
Purchases of Securities Available for Sale                                                    (2,194,182)     (1,152,819)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                       28,824         164,195
Purchases of Securities Held to Maturity                                                         (51,865)        (69,629)
Decrease in Other Short-Term Investments                                                         141,397          57,404
Decrease (Increase) in Loans and Leases                                                         (793,197)       (742,442)
Purchases of Bank Premises and Equipment                                                         (31,399)        (24,627)
Proceeds from Disposal of Bank Premises and Equipment                                              4,517           2,747
Net Cash Paid in Acquisitions                                                                    (15,000)              -
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (390,701)       (581,625)
=========================================================================================================================
FINANCING ACTIVITIES
Increase (Decrease) in Core Deposits                                                              13,164        (308,889)
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                               (240,717)        100,714
Increase in Federal Funds Borrowed                                                               619,203         150,211
Decrease in Short-Term Bank Notes                                                               (205,000)        (26,000)
Increase (Decrease) in Other Short-Term Borrowings                                              (130,082)        479,752
Proceeds from Issuance of Long-Term Debt and Notes                                             1,102,869         705,291
Repayment of Long-Term Debt                                                                     (973,383)       (482,052)
Payment of Cash Dividends                                                                        (76,627)        (63,285)
Exercise of Stock Options                                                                          9,759           8,784
Proceeds from Sale of Common Stock                                                               178,125               -
Purchases of Treasury Stock                                                                      (45,896)       (276,307)
Other                                                                                               (280)           (197)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        251,135         288,022
=========================================================================================================================
INCREASE IN CASH AND DUE FROM BANKS                                                              105,054          21,907
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                   777,378         877,433
-------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                         882,432         899,340
=========================================================================================================================

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------
                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                    --------------------------------------
($000'S)                                                                                          1998               1997
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                                                                     $ 2,762,836          2,561,335
Net Income                                                                                     181,991            222,240
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains on Securities Available for Sale                                     (7,043)             9,842
--------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                      174,948            232,082
Cash Dividends Declared (1998 - $.34 per share
  and 1997 - $.27 9/16 per share) (a)                                                          (87,983)           (66,538)
Shares Acquired for Treasury                                                                   (45,896)          (276,307)
Earnings Adjustment of Pooled Entity (b)                                                        (7,803)                 -
Stock Options Exercised
  Including Treasury Shares Issued                                                               9,759              8,784
Stock Issued in Public Offering                                                                178,125                  -
Stock Issued in Acquisitions and Other                                                          93,460               (179)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30                                                                         $ 3,077,446          2,459,177
==========================================================================================================================

(a) Average shares and per share amounts have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998. Cash dividends per common share are those of Fifth Third Bancorp declared prior to the mergers with CitFed Bancorp, Inc. and State Savings Company.
(b) The restatement of the CitFed Bancorp, Inc. merger was accomplished by combining CitFed's March 31, 1998 fiscal year financial information with the Bancorp's December 31, 1997 calendar year financial information. In 1998, CitFed's fiscal year was conformed to the Bancorp's calendar year. As a result of conforming fiscal periods, the Bancorp's consolidated statements of income for the fourth quarter of 1997 and the first quarter of 1998 include CitFed's net income for the three months ended March 31, 1998 of $7,803. An adjustment to shareowners' equity removes the effect of including CitFed's financial results in both periods.

                              FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements
---------------------------------------------------

1. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1998 and 1997, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1997. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1997 has been derived from the audited consolidated financial statements of the Registrant. The results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Registrant's Annual Report on Form 10-K.

2. Financial data for all prior periods have been restated to reflect the second quarter 1998 mergers with CitFed Bancorp, Inc., a publicly-traded savings and loan holding company headquartered in Dayton, Ohio with $3.1 billion in assets, and State Savings Company, a privately-owned thrift holding company headquartered in Columbus, Ohio with $2.7 billion in assets. Both transactions were tax-free, stock-for-stock exchanges accounted for as poolings-of-interest. The Registrant exchanged 13,219,085 and 16,625,271 shares of Fifth Third Common Stock for all outstanding shares of CitFed Bancorp, Inc. and State Savings Company, respectively. The contributions of CitFed Bancorp, Inc. and State Savings Company to consolidated net interest income, other operating income and net income for the periods prior to the mergers were as follows:


                                                           Three Months           Three Months          Six Months
                                                               Ended                  Ended               Ended
         (000's)                                          March 31, 1998          June 30, 1997       June 30, 1997
         ----------------------------------------------------------------------------------------------------------
         Net Interest Income:
           Fifth Third Bancorp                                $ 197,900               184,815               366,131
           CitFed Bancorp, Inc.                                  19,614                17,361                35,152
           State Savings Company                                 25,340                23,155                45,999
         ----------------------------------------------------------------------------------------------------------
              Combined                                        $ 242,854               225,331               447,282
         ----------------------------------------------------------------------------------------------------------
         Other Operating Income:
           Fifth Third Bancorp                                $ 126,381               108,676               207,236
           CitFed Bancorp, Inc.                                   7,804                 8,500                16,765
           State Savings Company                                  5,935                 4,456                11,398
         ----------------------------------------------------------------------------------------------------------
              Combined                                        $ 140,120               121,632               235,399
         ----------------------------------------------------------------------------------------------------------


         Net Income:
           Fifth Third Bancorp                                $ 108,981                96,081               190,577
           CitFed Bancorp, Inc.                                   7,803                 6,224                12,110
           State Savings Company                                  7,447                 8,967                19,553
         ----------------------------------------------------------------------------------------------------------
              Combined                                        $ 124,231               111,272               222,240
         ----------------------------------------------------------------------------------------------------------

         The combined consolidated results of operations are not necessarily indicative of the results that would have occurred had the acquisition been consummated in the past or which may be attained in the future.

3. On June 12, 1998, the Registrant acquired The Ohio Company, a full-service broker-dealer for retail and institutional clients headquartered in Columbus, Ohio. The merger was accounted for as a purchase. In connection with the acquisition, the Registrant exchanged 1,862,765 shares of Fifth Third Common Stock for all of the outstanding shares of capital stock of The Ohio Company. The financial results of The Ohio Company, included in the results of operations subsequent to the date of acquisition, were not material to the Registrant's financial condition and operating results for the quarter.

4. On April 9, 1998, the Registrant acquired W. Lyman Case & Company, a commercial mortgage banking firm based in Columbus, Ohio which originated more than $800 million in financing and equity transactions in 1997 and has a loan servicing portfolio in excess of $2 billion. The transaction was accounted for as a purchase. The financial results of
         W. Lyman Case & Company, included in the results of operations subsequent to the date of acquisition, were not material to the Registrant's financial condition and operating results for the quarter.

5. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is required for the year 2000. The Registrant has not determined whether it will adopt early the provisions of this statement or the impact on the consolidated financial statements.

6. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," is required for 1998 and will be applied in the Registrant's 1998 annual financial statements. The statement requires financial disclosure and descriptive information about reportable operating segments. Upon its adoption, this statement may result in additional financial statement disclosures.

7. The Registrant's board of directors approved a three-for-two stock split on March 17, 1998. The additional shares resulting from the split were distributed on April 15, 1998 to shareowners of record as of March 31, 1998. The consolidated financial statements, notes and other references to share and per share data have been retroactively restated for the stock split.

8. In the first half of 1998, the Registrant paid $533,868,000 in interest and $83,950,000 in Federal income taxes. In the first six months of 1997, the Registrant paid $503,005,000 in interest and $66,250,000 in Federal income taxes. In the first half of 1998, the Registrant had noncash investing activities consisting of the securitization of $82,604,000 of residential mortgage loans. There were no loan securitizations during the first six months of 1997.

9. In 1998, the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of net income and nonowner changes in equity. The Registrant elected to present the required disclosures in the Consolidated Statement of Changes in Shareowners' Equity on page 6. The caption "Net income and nonowner changes in equity," represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the six months ended June 30 is provided below ($000s).


                                                                                          1998          1997
------------------------------------------------------------------------------------------------------------
Reclassification Adjustments, Before Tax
------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                      $(15,470)       14,835
Reclassification Adjustment for Gains Included in Net Income                             4,635           307
------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                $(10,835)       15,142
============================================================================================================

Related Tax Effects
------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                      $  5,414        (5,193)
Reclassification Adjustment for Gains Included in Net Income                            (1,622)         (107)
------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                $  3,792        (5,300)
============================================================================================================

Reclassification Adjustments, Net of Tax
------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                      $(10,056)        9,642
Reclassification Adjustment for Gains Included in Net Income                             3,013           200
------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                $ (7,043)        9,842
============================================================================================================

Accumulated Nonowner Changes in Equity
------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding Gains on Securities Available for Sale           $ 98,254        11,317
Current Period Change                                                                   (7,043)        9,842
------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains on Securities Available for Sale              $ 91,211        21,159
============================================================================================================

10. On May 12, 1998, the Registrant issued 3,600,000 shares of Common Stock through a public offering. The net proceeds from the sale of Common Stock were used by the Registrant for general corporate purposes. The issuance of the shares also facilitated the Registrant's ability to account for the acquisition of State Savings Company as a pooling-of-interests.


Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
         and Results of Operations
         -------------------------

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements which are a part of this filing.


         This report includes forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1933, as amended, that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which the Registrant operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, charges in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions, acquisitions and integration of acquired businesses. Fifth Third Bancorp undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Results of Operations
---------------------

The Registrant's operating income was $257.6 million for the first six months of 1998 and $133.3 million for the second quarter, up 15.9 percent and 19.8 percent, respectively, compared to $222.2 million and $111.3 million for the same periods last year. Second quarter diluted operating earnings per share was $.50, up 19 percent over last year's $.42 and $.96 for the first six months, up
15.7 percent over 1997's $.83.

Operating earnings exclude nonrecurring pretax charges of $106.4 million resulting from mergers with CitFed Bancorp, Inc. and State Savings Company. The effect of these charges was to reduce net income by $75.6 million, or $.28 per diluted share. Including the nonrecurring charges, earnings per diluted share was $.22 for the second quarter with net income totaling $57.8 million.

Total assets were $28.3 billion at quarter end, compared to 1997's quarter-end assets of $26.7 billion. On an operating basis, return on average equity was
18.4 percent and return on average assets was 1.86 percent for the second quarter of 1998 compared to 18.5 percent and 1.71 percent, respectively, for the same quarter of last year.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

The Registrant's net interest income on a fully taxable equivalent basis for the second quarter of 1998 was $261.5 million, a 10.9 percent increase over $235.9 million for the same period of 1997. This increase resulted principally from improved earning-asset and deposit mix, earning-asset growth and net interest margin improvement.

The net provision for credit losses was $44.8 million in the 1998 second quarter, including a $16.7 million provision to conform State Savings and CitFed to the Registrant's reserving and charge-off practices, compared to $21 million in the same 1997 quarter. Net charge-offs for the second quarter were .49 percent of average loans and leases, compared with .55 percent for last quarter and .42 percent for the second quarter of 1997. The net charge-off ratio remains near the Registrant's historical 10-year average of .50 percent and the reserve for credit losses is in excess of three times nonperforming assets.

Nonperforming assets as a percentage of total loans, leases and other real estate owned was .49 percent at June 30, 1998, down from .54 percent at June 30, 1997. The reserve for credit losses as a percentage of total loans and leases was 1.50 percent at June 30, 1998 compared to 1.42 percent one year earlier.

Total other operating income, excluding securities gains, for the second quarter increased 21.6 percent to $147.8 million compared to the second quarter of 1997. Investment advisory income increased 35.7 percent due to a larger customer base and higher fees resulting from more assets under management. Increased EFT and merchant processing volume along with higher transaction volume from expanded debit and ATM card usage led to the 21.7 percent increase in data processing income. Commercial banking income, credit card fees and mortgage banking revenue contributed to the 15.7 percent increase in service charges and other fees.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) for the quarter, excluding merger-related charges, was 41.8 percent, down from 44.2 percent for the second quarter of 1997. Total operating expenses were up only 8.3 percent from 1997's second quarter despite higher than customary spending for technology upgrades and Year 2000 efforts. Salaries, wages, incentives and employee benefits increased 9.8 percent compared to last year. Equipment expenses increased 8.9 percent over 1997's second quarter primarily as the result of processing technology upgrades and the addition of more than 350 ATMs during the past year. Volume-driven expenses of the Registrant's processing and fee businesses principally contributed to the 6.8 percent increase in other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Operating expenses include a one-time, merger-related pretax charge of $89.7 million resulting directly from the acquisitions of CitFed Bancorp, Inc. and State Savings Company. The charge consists of employee-related obligations, including change-of-control benefits and severance, costs to eliminate duplicate facilities and equipment, contract terminations, conversion expenses and professional fees.

Financial Condition
-------------------

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Net interest income growth continues to be fueled by improved earning-asset and deposit mix, earning-asset growth and net interest margin improvement. Although Fifth Third's net interest margin was affected by the addition of over $5.8 billion in lower-margin assets from the quarter's acquisitions, the Registrant's enhanced product mix and focus on deposit accounts improved the results of the acquired entities. Demand deposits and interest checking accounts grew 13 percent and 24 percent, respectively, highlighting Fifth Third's success in emphasizing customer deposit accounts. Direct installment loan originations were $410 million this quarter, far exceeding $361 million last quarter and $291 million in the second quarter last year. Residential mortgage originations surpassed $1.5 billion this quarter compared to $1 billion in the same quarter a year ago. Commercial loans and commercial and consumer leases all benefited from double-digit growth, led by a 40 percent increase in commercial leases. Fifth Third sold or securitized more than $1.3 billion of loans during the second quarter, including $201 million of commercial loans, which improved the mix of earning-assets and permitted further expansion of origination and servicing capability without increasing balance sheet leverage.

Liquidity and Capital Resources
-------------------------------

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

At June 30, 1998, shareowners' equity was $3.077 billion, compared to $2.459 billion at June 30, 1997, an increase of $618 million, or 25.1 percent. Shareowners' equity as a percentage of total assets as of June 30, 1998 was 10.9 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

percent, respectively. The Registrant exceeded these "well-capitalized" ratios at June 30, 1998 and 1997. At June 30, 1998, the Registrant had a Tier 1 risk-based capital ratio of 11.93 percent, a total risk-based capital ratio of
14.28 percent and a leverage ratio of 9.88 percent. At June 30, 1997, the Registrant had a Tier 1 risk-based capital ratio of 11.04 percent, a total risk-based capital ratio of 13.52 percent and a leverage ratio of 9.05 percent.

In January 1998, the Registrant's board of directors rescinded Fifth Third Bancorp's stock repurchase programs. No shares were purchased under these programs from June 1997 to May 1998. In June 1998 following the closing of the State Savings Company acquisition, 843,500 shares were repurchased in the open market for $45.9 million, or an average purchase price of $54.41 per share, and were subsequently reissued in the acquisition of CitFed Bancorp on June 26, 1998. In July 1998, 1,559,000 shares of the Fifth Third Bancorp Common Stock were repurchased in the open market for $98 million, or an average purchase price of $62.86 per share, to replace shares issued in The Ohio Company acquisition and remain available for reissuance in the Registrant's stock option and dividend reinvestment plans. The Registrant does not intend to repurchase any additional shares in 1998.

Year 2000
---------

As with other companies, the Bancorp's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the Year 2000 and beyond. The Bancorp began planning its Year 2000 conversion early in 1996 and formed a project committee that meets biweekly to review the status of the conversion. Senior management oversees the project and regularly reports to the Board of Directors. The Registrant expects to have its internal computer systems Year 2000 compliant by the end of 1998 and management estimates that approximately 70 percent of this effort is complete through the second quarter of 1998 with 87 percent of the critical application effort completed. The awareness and assessment phases of Fifth Third's Year 2000 effort are complete and the renovation, validation and implementation phases are scheduled to be complete for all systems by year-end 1998. Many of the Registrant's systems are vendor-supplied, and all vendors have provided Fifth Third with certification or a delivery commitment letter. Testing of those certifications or following delivery by outside vendors will occur in 1999. Because the Year 2000 compliance effort is largely being completed by internal staff, Fifth Third does not expect to incur any significant costs with outside contractors relative to the completion of this task. Fifth Third anticipates a total compliance cost of $10 million; however, no material incremental costs are projected to be incurred. The Registrant presently believes that with the planned modifications to existing systems and conversion to new systems, the Year 2000 compliance issues will be resolved on a timely basis, and that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

The risks associated with Fifth Third's Year 2000 compliance relate primarily to its relationship with critical business partners, which include customers and service suppliers, and their ability to effectively address their own Year 2000 issues. Each division within Fifth Third has initiated projects to assess the Year 2000 preparedness of individual customers and material relationships and the impact on the Registrant in accordance with Federal Financial Institutions Examination Council guidelines. Contingency plans for critical business partners are being developed as their Year 2000 plans and procedures are analyzed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would increase by 1.25 percent over one year and increase by 7.96 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.41 percent over one year and decrease net interest income by an estimated 8.46 percent over two years. All of these estimated changes in net interest income are within the policy guidelines established by the Registrant's board of directors.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      List of Exhibits

           (11) - Computation of Consolidated Earnings Per Share for the Three and Six Months Ended June 30, 1998 and 1997

           (27) - Financial Data Schedules for the Six Months Ended June 30,
                  1998

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Fifth Third Bancorp
                                                    Registrant


Date:  August 14, 1998                              /s/ Neal E. Arnold
                                                    -------------------
                                                    Neal E. Arnold
                                                    Senior Vice President and
                                                    Chief Financial Officer