Form 10-Q
period 1998-09-30
FIFTH THIRD BANCORP
filed 1998-11-13
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1998
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

There were 266,765,002 shares of the Registrant's Common Stock, without par value, outstanding as of October 31, 1998.

                               FIFTH THIRD BANCORP

                                      INDEX


Part I.  Financial Information

    Item 1. Financial Statements

            Consolidated Balance Sheets -
            September 30, 1998 and 1997 and December 31, 1997                    3

            Consolidated Statements of Income -
            Three and Nine Months Ended September 30, 1998 and 1997              4

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1997                        5

            Consolidated Statements of Changes in Shareowners' Equity -
            Nine Months Ended September 30, 1998 and 1997                        6

            Notes to Consolidated Financial Statements                           7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                       10

    Item 3. Quantitative and Qualitative Disclosures About Market Risk          15

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K                                    15

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                          SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
($000'S)                                                           1998              1997               1997
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                    $    748,662           777,378            708,580
Securities Available for Sale (a)                             8,426,893         8,139,465          8,018,249
Securities Held to Maturity (b)                                  85,175            85,010            334,967
Other Short-Term Investments                                    131,423           180,425            260,433
Loans Held for Sale                                             367,355           263,772            141,976
Loans and Leases
  Commercial Loans                                            4,682,028         4,363,289          4,244,173
  Construction Loans                                            541,385           560,381            582,599
  Commercial Mortgage Loans                                   1,185,160         1,273,885          1,298,799
  Commercial Lease Financing                                  1,650,675         1,417,133          1,228,048
  Residential Mortgage Loans                                  4,403,228         5,037,987          4,937,492
  Consumer Loans                                              3,257,976         3,068,597          2,906,028
  Consumer Lease Financing                                    2,386,936         2,165,598          2,083,690
  Unearned Income                                              (669,317)         (573,927)          (503,206)
  Reserve for Credit Losses                                    (261,580)         (250,950)          (242,278)
-------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                       17,176,491        17,061,993         16,535,345
Bank Premises and Equipment                                     324,192           301,029            294,351
Accrued Income Receivable                                       270,253           213,049            203,396
Other Assets                                                    802,376           688,552            694,146
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $ 28,332,820        27,710,673         27,191,443
-------------------------------------------------------------------------------------------------------------
LIABILITIES
-------------------------------------------------------------------------------------------------------------
Deposits
  Demand                                                   $  2,877,817         2,738,191          2,534,799
  Interest Checking                                           2,800,954         2,555,108          2,364,534
  Savings and Money Market                                    4,345,158         4,503,926          4,435,677
  Time Deposits                                               8,615,557         9,222,671          9,367,337
-------------------------------------------------------------------------------------------------------------
Total Deposits                                               18,639,486        19,019,896         18,702,347
Federal Funds Borrowed                                        2,023,793         1,253,553          1,130,637
Short-Term Bank Notes                                            60,000           555,000            675,000
Other Short-Term Borrowings                                   1,715,674         1,842,378          1,817,791
Accrued Taxes, Interest and Expenses                            756,419           567,906            532,573
Other Liabilities                                               185,145           200,421            162,280
Long-Term Debt                                                1,842,663         1,508,683          1,560,236
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            25,223,180        24,947,837         24,580,864
-------------------------------------------------------------------------------------------------------------
SHAREOWNERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Common Stock (c)                                                592,128           583,005            579,020
Capital Surplus                                                 465,205           444,815            444,545
Retained Earnings                                             2,005,877         1,821,342          1,736,622
Unrealized Gains
  on Securities Available for Sale                              117,700            98,254             51,137
Treasury Stock                                                  (71,270)         (184,580)          (200,745)
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREOWNERS' EQUITY                                     3,109,640         2,762,836          2,610,579
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                  $ 28,332,820        27,710,673         27,191,443
-------------------------------------------------------------------------------------------------------------
(a)  Amortized cost: September 30, 1998 - $8,246,066, December 31, 1997 - $7,988,085 and September 30, 1997 -
     $7,939,213.
(b)  Market value: September 30, 1998 - $85,170, December 31, 1997 - $85,375 and September 30, 1997 -
     $336,850.
(c)  Stated value $2.22 per share; authorized 300,000,000; outstanding September 30, 1998 - 266,724,258
     (excludes 1,116,365 treasury shares), December 31, 1997 - 262,614,641 (excludes 5,424,885 treasury shares) and September 30, 1997 - 262,023,190 (excludes 5,931,702 treasury shares). Outstanding and treasury shares have been adjusted for the three- for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998.





See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                    ---------------------------------------------------------------------------
($000'S)                                                       1998                1997              1998               1997
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans and Leases                       $ 366,625             348,719       $ 1,091,659          1,010,857
Interest on Securities
  Taxable                                                     130,175             128,374           414,695            391,404
  Exempt from Income Taxes                                      3,097               3,189             9,005             10,831
-------------------------------------------------------------------------------------------------------------------------------
Total Interest on Securities                                  133,272             131,563           423,700            402,235
Interest on Other Short-Term Investments                        2,198               4,078             6,854             12,437
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                         502,095             484,360         1,522,213          1,425,529
-------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits
  Interest Checking                                            18,036              15,069            50,617             42,318
  Savings and Money Market                                     36,826              38,884           115,179            114,750
  Time Deposits                                               118,262             129,055           361,158            380,315
-------------------------------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                    173,124             183,008           526,954            537,383
Interest on Federal Funds Borrowed                             30,800              18,750            89,891             61,324
Interest on Short-Term Bank Notes                               3,219              10,168            25,746             28,990
Interest on Other Short-Term Borrowings                        20,783              19,443            65,253             57,929
Interest on Long-Term Debt and Notes                           23,774              24,610            71,537             64,240
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                        251,700             255,979           779,381            749,866
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           250,395             228,381           742,832            675,663
Provision for Credit Losses                                    15,234              18,929            82,836             59,290
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES         235,161             209,452           659,996            616,373
OTHER OPERATING INCOME
Investment Advisory Income                                     38,489              24,168            97,453             68,748
Service Charges on Deposits                                    32,936              27,849            94,199             81,126
Data Processing Income                                         35,412              29,778            97,569             79,090
Other Service Charges and Fees                                 58,264              45,273           159,630            133,196
Securities Gains                                                2,236               2,031             6,871              2,338
-------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Income                                  167,337             129,099           455,722            364,498
OPERATING EXPENSES
Salaries, Wages and Incentives                                 75,226              62,084           212,106            179,080
Employee Benefits                                              15,053              13,568            42,349             40,016
Equipment Expenses                                              8,128               7,189            23,842             20,916
Net Occupancy Expenses                                         13,210              12,163            37,891             36,113
Other Operating Expenses                                       69,876              65,412           209,948            193,020
Merger-Related Charges                                         -                   -                89,701              -
-------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                      181,493             160,416           615,837            469,145
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    221,005             178,135           499,881            511,726
Applicable Income Taxes                                        76,932              59,529           173,817            170,880
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME (a)                                              $ 144,073             118,606         $ 326,064            340,846
-------------------------------------------------------------------------------------------------------------------------------
Per Share (b):
  Earnings                                                  $    0.54                0.45         $    1.23               1.30
  Diluted Earnings                                          $    0.53                0.45         $    1.21               1.28
  Cash Dividends                                            $    0.17                .14 2/3      $    0.51              0.42 2/9
-------------------------------------------------------------------------------------------------------------------------------
Average Shares (000's) (b):
  Outstanding                                                 266,840             261,613           264,849            262,359
  Diluted                                                     272,128             266,163           269,976            266,443
-------------------------------------------------------------------------------------------------------------------------------
(a) and (b) are described on Page 6.



See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      ------------------------------
($000'S)                                                                                       1998            1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                              $   326,064         340,846
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                              82,836          59,290
    Depreciation, Amortization and Accretion                                                 58,946          50,775
    Provision for Deferred Income Taxes                                                      38,191          22,180
    Realized Securities Gains                                                                (8,905)         (6,895)
    Realized Securities Losses                                                                2,034           4,557
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                       2,382,295       1,059,422
    Net Gains on Sales of Loans                                                             (24,022)         (7,656)
    Increase in Residential Mortgage Loans Held for Sale                                 (2,444,211)     (1,122,763)
    Decrease (Increase) in Accrued Income Receivable                                        (57,204)          8,596
    Decrease (Increase) in Other Assets                                                     (79,929)         48,916
    Increase in Accrued Taxes, Interest and Expenses                                        112,113          74,331
    Decrease in Other Liabilities                                                           (27,784)           (256)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   360,424         531,343
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                      1,573,104       1,221,678
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale             1,732,458         868,849
Purchases of Securities Available for Sale                                               (2,526,532)     (1,791,974)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                  39,356         207,559
Purchases of Securities Held to Maturity                                                    (52,058)       (116,166)
Increase in Other Short-Term Investments                                                     49,002          16,719
Increase in Loans and Leases                                                             (1,172,629)     (1,466,678)
Purchases of Bank Premises and Equipment                                                    (50,128)        (42,610)
Proceeds from Disposal of Bank Premises and Equipment                                         7,621           4,106
Net Cash Paid in Acquisitions                                                               (15,000)        (10,906)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (414,806)     (1,109,423)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Purchases of Deposits                                                                       -               128,927
Decrease in Core Deposits                                                                  (424,913)       (365,667)
Increase in CDs - $100,000 and Over, including Foreign                                       44,503         651,689
Increase (Decrease) in Federal Funds Borrowed                                               770,240        (290,057)
Decrease in Short-Term Bank Notes                                                          (495,000)       (181,000)
Increase (Decrease) in Other Short-Term Borrowings                                         (126,704)        463,312
Proceeds from Issuance of Long-Term Debt                                                  1,452,869       1,739,548
Repayment of Long-Term Debt                                                              (1,118,889)     (1,378,603)
Payment of Cash Dividends                                                                  (122,597)        (98,605)
Exercise of Stock Options                                                                    14,728          14,209
Proceeds from Sale of Common Stock                                                          178,125          -
Purchases of Treasury Stock                                                                (143,890)       (276,307)
Other                                                                                        (2,806)          1,781
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    25,666         409,227
--------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                         (28,716)       (168,853)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              777,378         877,433
--------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                $   748,662         708,580
--------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                        -----------------------------------
($000'S)                                                                               1998           1997
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                                                          $ 2,762,836      2,561,335
Net Income                                                                          326,064        340,846
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains on Securities Available for Sale                          19,446         39,820
-----------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                           345,510        380,666
Cash Dividends Declared (1998 - $.51 per share
  and 1997 - $.42 2/9 per share) (b)                                               (133,326)      (101,963)
Shares Acquired for Treasury                                                       (143,890)      (276,307)
Earnings Adjustment of Pooled Entity (a)                                             (7,803)        -
Stock Options Exercised
  Including Treasury Shares Issued                                                   14,728         14,209
Stock Issued in Public Offering                                                     178,125         -
Stock Issued in Acquisitions and Other                                               93,460         32,639
-----------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30                                                         $ 3,109,640      2,610,579
-----------------------------------------------------------------------------------------------------------

(a)  The restatement of the CitFed Bancorp, Inc. merger was accomplished by combining CitFed's March 31,
     1998 fiscal year financial information with the Bancorp's December 31, 1997 calendar year financial information. In 1998, CitFed's fiscal year was conformed to the Bancorp's calendar year. As a result of conforming fiscal periods, the Bancorp's consolidated statements of income for the fourth quarter of 1997 and the first quarter of 1998 include CitFed's net income for the three months ended March 31,
     1998 of $7,803. An adjustment to shareowners' equity removes the effect of including CitFed's financial results in both periods.
(b)  Average shares and per share amounts have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998. Cash dividends per common share are those of Fifth Third Bancorp declared prior to the mergers with CitFed Bancorp,
     Inc. and State Savings Company.



See Notes to Consolidated Financial Statements

                              FINANCIAL INFORMATION


Item 1.  Notes to Consolidated Financial Statements
---------------------------------------------------

1. In the opinion of management, the unaudited consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1998 and 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. In accordance with generally accepted accounting principles for interim financial information, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1997 has been derived from the audited consolidated financial statements of the Registrant. The results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997, included in the Registrant's Annual Report on Form 10-K.

2. Financial data for all prior periods have been restated to reflect the second quarter 1998 mergers with CitFed Bancorp, Inc., a publicly-traded savings and loan holding company headquartered in Dayton, Ohio with $3.1 billion in assets, and State Savings Company, a privately-owned thrift holding company headquartered in Columbus, Ohio with $2.7 billion in assets. Both transactions were tax-free, stock-for-stock exchanges accounted for as poolings-of-interest. The Registrant exchanged 13,219,085 and 16,625,271 shares of Fifth Third Common Stock for all outstanding shares of CitFed Bancorp, Inc. and State Savings Company, respectively. The contributions of CitFed Bancorp, Inc. and State Savings Company to consolidated net interest income, other operating income and net income for the periods prior to the mergers were as follows (000's):

                                                  Three Months         Three Months         Nine Months
                                                     Ended                Ended                Ended
                                                   March 31,            September 30,       September 30,
                                                     1998                 1997                  1997
---------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
---------------------------------------------------------------------------------------------------------
     Fifth Third Bancorp                           $ 197,900             186,366              552,497
     CitFed Bancorp, Inc.                             19,614              18,249               53,401
     State Savings Company                            25,340              23,766               69,765
---------------------------------------------------------------------------------------------------------
       Combined                                    $ 242,854             228,381              675,663
---------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME
---------------------------------------------------------------------------------------------------------
     Fifth Third Bancorp                           $ 126,381             115,034              322,270
     CitFed Bancorp, Inc.                              7,804               8,925               25,690
     State Savings Company                             5,935               5,140               16,538
---------------------------------------------------------------------------------------------------------
       Combined                                    $ 140,120             129,099              364,498
---------------------------------------------------------------------------------------------------------

NET INCOME
---------------------------------------------------------------------------------------------------------
     Fifth Third Bancorp                           $ 108,981             103,424              294,001
     CitFed Bancorp, Inc.                              7,803               6,655               18,765
     State Savings Company                             7,447               8,527               28,080
---------------------------------------------------------------------------------------------------------
       Combined                                    $ 124,231             118,606              340,846
---------------------------------------------------------------------------------------------------------


         The combined consolidated results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated in the past or which may be attained in the future.

3. On June 12, 1998, the Registrant acquired The Ohio Company, a full-service broker-dealer for retail and institutional clients headquartered in Columbus, Ohio. The merger was accounted for as a purchase. In connection with the acquisition, the Registrant exchanged 1,862,765 shares of Fifth Third Common Stock for all of the outstanding shares of capital stock of The Ohio Company. The financial results of The Ohio Company, included in the results of operations subsequent to the date of acquisition, were not material to the Registrant's financial condition and operating results for the periods presented.

4. On April 9, 1998, the Registrant acquired W. Lyman Case & Company, a commercial mortgage banking firm based in Columbus, Ohio which originated more than $800 million in financing and equity transactions in 1997 and has a loan servicing portfolio of $2 billion. The transaction was accounted for as a purchase. The financial results of
         W. Lyman Case & Company, included in the results of operations subsequent to the date of acquisition, were not material to the Registrant's financial condition and operating results for the periods presented.

5. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is required for the year 2000. The Registrant has not determined whether it will adopt early the provisions of this statement or the impact implementation will have on the consolidated financial statements.

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

8. In the first nine months of 1998, the Registrant paid $784,999,000 in interest and $112,650,000 in Federal income taxes. In the first nine months of 1997, the Registrant paid $764,144,000 in interest and $81,150,000 in Federal income taxes. In the first nine months of 1998, the Registrant had noncash investing activities consisting of the securitization of $942,600,000 of residential mortgage loans. There were $838,847,000 of residential mortgage loan securitizations during the first nine months of 1997.

9. In 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of net income and nonowner changes in equity. The Registrant elected to present the required disclosures in the Consolidated Statements of Changes in Shareowners' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity," represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the nine months ended September 30 is provided below (000's).

                                                                                             1998                  1997
-------------------------------------------------------------------------------------------------------------------------
Reclassification Adjustments, Before Tax
-------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                         $ 23,046                58,924
Reclassification Adjustment for Gains Included in Net Income                                6,871                 2,338
-------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains on Securities Available for Sale                                    $ 29,917                61,262
-------------------------------------------------------------------------------------------------------------------------

Related Tax Effects
-------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                         $ (8,066)              (20,624)
Reclassification Adjustment for Gains Included in Net Income                               (2,405)                 (818)
-------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains on Securities Available for Sale                                    $(10,471)              (21,442)
-------------------------------------------------------------------------------------------------------------------------

Reclassification Adjustments, Net of Tax
-------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                         $ 14,980                38,300
Reclassification Adjustment for Gains Included in Net Income                                4,466                 1,520
-------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains on Securities Available for Sale                                    $ 19,446                39,820
-------------------------------------------------------------------------------------------------------------------------

Accumulated Nonowner Changes in Equity
-------------------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding Gains on Securities Available for Sale              $ 98,254                11,317
Current Period Change                                                                      19,446                 9,820
-------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains on Securities Available for Sale                 $117,700                51,137
-------------------------------------------------------------------------------------------------------------------------

10. On May 12, 1998, the Registrant issued 3,600,000 shares of Common Stock through a public offering. The net proceeds from the sale of Common Stock were used by the Registrant for general corporate purposes. The issuance of the shares also facilitated the Registrant's ability to account for the acquisition of State Savings Company as a pooling-of-interests.

11. Reconciliation of Earnings Per Share to Diluted Earnings Per Share follows:

THREE MONTHS ENDED SEPTEMBER 30,                          1998                                            1997
----------------------------------------------------------------------------------------------------------------------------------
                                                        AVERAGE        PER-SHARE                        AVERAGE         PER-SHARE
(000's)                                  INCOME          SHARES          AMOUNT           INCOME         SHARES           AMOUNT
----------------------------------------------------------------------------------------------------------------------------------
EPS
Income available to
   common shareowners                  $144,073          266,840         $ 0.54           $118,606        261,613           $ 0.45
EFFECT OF DILUTIVE SECURITIES
Stock Options                                              5,288                                            4,550
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income available to
   common shareowners
   plus assumed conversions            $144,073          272,128         $ 0.53           $118,606        266,163           $ 0.45
----------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,                           1998                                           1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                       PER-SHARE                                         PER-SHARE
(000's)                                  INCOME          SHARES          AMOUNT           INCOME         SHARES           AMOUNT
----------------------------------------------------------------------------------------------------------------------------------
EPS
Income available to
   common shareowners                  $326,064          264,849         $ 1.23           $340,846        262,359           $ 1.30
EFFECT OF DILUTIVE SECURITIES
Stock Options                                              5,127                                            4,084
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income available to
   common shareowners
   plus assumed conversions            $326,064          269,976         $ 1.21           $340,846        266,443           $ 1.28
----------------------------------------------------------------------------------------------------------------------------------

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

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which the Registrant operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions, acquisitions and integration of acquired businesses. Fifth Third Bancorp undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Results of Operations
---------------------

The Registrant's operating income was $401.6 million for the first nine months of 1998 and $144.1 million for the third quarter, up 17.8 percent and 21.5 percent, respectively, compared to $340.8 million and $118.6 million for the same periods last year. Third quarter diluted operating earnings per share were $.53, up 17.8 percent over last year's $.45 and $1.49 for the first nine months, up 16.4 percent over 1997's $1.28.

Operating earnings exclude nonrecurring pretax charges of $106.4 million resulting from mergers with CitFed Bancorp, Inc. and State Savings Company. The effect of these charges was to reduce net income by $75.6 million, or $.28 per diluted share. Including the nonrecurring charges, earnings per diluted share were $1.21 for the first nine months of 1998 with net income totaling $326.1 million.

Total assets were $28.3 billion at quarter end, compared to 1997's quarter-end assets of $27.2 billion. For 1998's third quarter, return on average assets was
2.03 percent and return on average equity was 19.3 percent.

The Registrant's net interest income on a fully taxable equivalent basis for the third quarter of 1998 was $262.3 million, a 9.6 percent increase over $239.2 million for the same 1997 period. This increase resulted principally from improved earning-asset and deposit mix and a 16 basis point increase in net interest margin.

The net provision for credit losses was $15.2 million in the 1998 third quarter. The net provision for credit losses for the nine months ended September 30, 1998 included a $16.7 million provision to conform State Savings and CitFed to the Registrant's reserving and charge-off practices. Net charge-offs for the third quarter were .54 percent of average loans and leases, compared with .49 percent for last quarter and .42 percent for the third quarter of 1997. The net charge-off ratio remains near the Registrant's historical 10-year average of .50 percent and the reserve for credit losses is in excess of four times nonperforming assets. Nonperforming assets as a percentage of total loans, leases and other real estate owned was .34 percent at September 30, 1998, down from .51 percent at September 30, 1997. The reserve for credit losses as a percentage of total loans and leases was 1.50 percent at September 30, 1998 compared to 1.44 percent one year earlier.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Total other operating income, excluding securities gains, for the third quarter increased 29.9 percent to $165.1 million compared to the third quarter of 1997. Investment advisory services posted a 59 percent increase featuring solid growth in all lines of business, especially retail brokerage. Midwest Payment Systems' continued success in attracting new EFT and merchant processing clients, the growing use of our expanding ATM network and the increased popularity of debit cards contributed to a 19 percent increase in data processing income. Service charges on deposits were up 18 percent from growth in transaction accounts. Mortgage banking revenue, consumer loan and lease fees and commercial banking income contributed to a 29 percent increase in other service charges and fees.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) for the quarter was 42.4 percent, down from 43.6 percent for the third quarter of 1997. Acquisitions, growth in affiliate markets and Year 2000 efforts affected year-over-year compensation expense comparisons. Volume-related expenses of the Registrant's processing and fee businesses, along with higher loan and lease processing costs from record volumes, contributed mostly to the 7 percent increase in other operating expenses.

Operating expenses for the nine months ended September 30, 1998 include a one-time, merger-related pretax charge of $89.7 million resulting directly from the acquisitions of CitFed and State Savings. The charge consists of employee-related obligations, including change-of-control benefits and severance, costs to eliminate duplicate facilities and equipment, contract terminations, conversion expenses and professional fees.

Financial Condition
-------------------

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Net interest income rose 10 percent over 1997's third quarter and was driven by an improved earning-asset and deposit mix and a 16 basis point increase in net interest margin. Fifth Third's net interest margin was 3.97 percent in the third quarter, up from 3.87 percent last quarter and 3.81 percent in the third quarter a year ago. To improve the performance of the entities acquired last quarter, the Registrant sold $973 million of lower-yielding securities, including those acquired in the CitFed and State Savings mergers, and reduced related higher-cost borrowings by $474 million. In addition, $863 million of residential mortgages acquired in the mergers were securitized. The reduction in total loans and leases from the securitization was offset by strong growth in commercial and consumer loans and leases. Despite the decline in total earning assets from last quarter, Fifth Third's success in aggressively improving mix resulted in an increase in net interest income compared to last quarter.

Successful sales campaigns in Fifth Third's branch locations fueled over $417 million in direct installment loan originations this quarter, a 47 percent increase over the $284 million in the third quarter last year. Residential mortgage originations were $1.1 billion this quarter compared to

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

$1.2 billion in the 1997 third quarter. Commercial loan and lease growth also remained strong highlighted by a 14 percent increase in commercial loans and leases, excluding the effect of securitizations over the past year, and a 13 percent increase in consumer loan and leases. Emphasis on transaction account promotions has continued to improve the Registrant's deposit cost and mix. Demand deposits and interest-bearing transaction account balances were up 16 percent over the third quarter of 1997.

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

At September 30, 1998, shareowners' equity was $3.110 billion, compared to $2.611 billion at September 30, 1997, an increase of $499 million, or 19.1 percent. Shareowners' equity as a percentage of total assets as of September 30, 1998 was 10.98 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at September 30, 1998 and 1997. At September 30, 1998, the Registrant had a Tier 1 risk-based capital ratio of 12.34 percent, a total risk-based capital ratio of 14.57 percent and a leverage ratio of 10.22 percent. At September 30, 1997, the Registrant had a Tier 1 risk-based capital ratio of 11.07 percent, a total risk-based capital ratio of 13.45 percent and a leverage ratio of 9.36 percent.

In January 1998, the Registrant's board of directors rescinded Fifth Third Bancorp's stock repurchase programs. No shares were purchased under these programs from June 1997 to May 1998. In June 1998 following the closing of the State Savings Company acquisition, 843,500 shares were repurchased in the open market for $45.9 million, or an average purchase price of $54.41 per share, and were subsequently reissued in the acquisition of CitFed Bancorp on June 26, 1998. In July 1998, 1,559,000 shares of the Fifth Third Bancorp Common Stock issued in The Ohio Company acquisition were repurchased in the open market for $98 million, or an average purchase price of $62.86 per share, and remain available for reissuance in the Registrant's stock option and dividend reinvestment plans. The Registrant does not intend to repurchase any additional shares in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations (continued)
        -------------------------------------

Year 2000
---------
As with other companies, the Registrant's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates from the Year 2000 and beyond. The Registrant began planning its Year 2000 conversion early in 1996 and formed a project committee that meets biweekly to review the status of the conversion. The Registrant's project includes both information technology systems and computer chip embedded functions such as safes, elevators, security systems, building heating and cooling and other operating facilities. Senior management oversees the project and regularly reports to the Board of Directors. Senior management oversees the project and regularly reports to the Board of Directors. The Registrant expects to have its internal computer systems substantially Year 2000 compliant by the end of 1998 and management estimates that approximately 95 percent of this effort is complete through the third quarter of 1998 with 100 percent of the critical application effort completed.

The project involves two phases. The first is the awareness and assessment phases of Fifth Third's Year 2000 effort which are complete. The second is the renovation, validation and implementation phases which are scheduled to be substantially complete for all systems by year-end 1998. In 1999, the Registrant will conduct internal integration testing and interface testing with critical business partners.

Because the Year 2000 compliance effort is largely being completed by internal staff, Fifth Third does not expect to incur any significant costs with outside contractors relative to the completion of this task. Fifth Third anticipates a total compliance cost of under $10 million; however, no material incremental costs are projected to be incurred. The estimated cost includes all software, hardware and labor costs. The Registrant presently believes that with the planned modifications to existing systems and conversion to new systems, the Year 2000 compliance issues will be resolved on a timely basis, and that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

The risks associated with Fifth Third's Year 2000 compliance relate primarily to its relationship with critical business partners, which include customers, vendors, service suppliers, and utilities and their ability to effectively address their own Year 2000 issues. Major risks associated with the Year 2000 issue include a shut down of voice and data communication systems due to failure by systems, satellites or telephone companies; excessive cash withdrawal activities; ATM failures; cash courier delays or non-availability; problems with international accounts or offices, including inaccurate or delayed information or inaccessibility to data; and government facilities or utility companies not opening or operating. Each division within Fifth Third has initiated projects to assess the Year 2000 preparedness of individual customers and material relationships and the impact on the Registrant in accordance with Federal Financial Institutions Examination Council guidelines. Contingency plans for critical business partners are being developed as their Year 2000 plans and procedures are analyzed. The Federal Reserve, which is Fifth Third's primary bank regulator, will be including a review of the risk assessments and contingency plans in its quarterly examinations of Fifth Third's Year 2000 preparedness.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would increase by 1.27 percent over one year and increase by 8.24 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.50 percent over one year and decrease net interest income by an estimated 8.22 percent over two years. All of these estimated changes in net interest income are within the policy guidelines established by the Registrant's board of directors.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    List of Exhibits

         (27) - Financial Data Schedule for the Nine Months Ended September 30, 1998

(b)    Reports on Form 8-K

       None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Fifth Third Bancorp
                                                  -------------------
                                                  Registrant


 Date:  November 13, 1998                         /s/ Neal E. Arnold
                                                  ------------------
                                                  Neal E. Arnold
                                                  Senior Vice President and
                                                  Chief Financial Officer