Form 10-K405
period 1998-12-31
FIFTH THIRD BANCORP
filed 1999-02-16
CIK 35527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1998            Commission File Number 0-8076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $12,846,228,056 as of February 1, 1999. (1)

There were 267,147,048 shares of the Registrant's Common Stock, without par value, outstanding as of February 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

1998 Annual Report to Shareholders:                           Parts I, II and IV
Proxy Statement for 1999 Annual Meeting of Shareholders:      Parts III and IV

(1) In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1998, voting stock owned of record by its directors and principal executive officers, shareholders owning greater than 10% of the voting stock and voting stock held by Registrant's trust departments in a fiduciary capacity.

                               FIFTH THIRD BANCORP
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                                   Page
                                                                                   ----

Item  1.     Business                                                                 3
Item  2.     Properties                                                              14
Item  3.     Legal Proceedings                                                       14
Item  4.     Submission of Matters to a Vote of Security Holders                     14


                                     PART II

Item  5.     Market For Registrant's Common Equity and Related
                Shareholder Matters                                                  17
Item  6.     Selected Financial Data                                                 17
Item  7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                            17
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk              17
Item  8.     Financial Statements and Supplementary Data                             17
Item  9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                             17


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                       17
Item 11.    Executive Compensation                                                   18
Item 12.    Security Ownership of Certain Beneficial Owners and Management           18
Item 13.    Certain Relationships and Related Transactions                           18


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                                  18

                                     PART I

ITEM 1.  BUSINESS
-----------------

                                  ORGANIZATION

Fifth Third Bancorp (the "Company") is an Ohio corporation organized in 1975 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and subject to regulation by the Federal Reserve Board. The Company, with its principal office located in Cincinnati, is a multi-bank holding company as defined in the Act and is registered as such with the Board of Governors of the Federal Reserve System and has 17 wholly-owned subsidiaries:
Fifth Third Bank; Fifth Third Bank, Central Ohio; Fifth Third Bank, Northwestern Ohio, N.A.; Fifth Third Bank, Ohio Valley; Fifth Third Bank, Western Ohio; Fifth Third Bank, Florida; Fifth Third Bank, Northern Kentucky, Inc.; Fifth Third Bank, Kentucky, Inc.; Fifth Third Bank, Indiana; Fifth Third Bank, Southwest, F.S.B.; Fifth Third Community Development Company; Fifth Third Investment Company; Fountain Square Insurance Company; Calvin Hotel Co.; Fifth Third/The Ohio Company; State Savings Mortgage Company and Heartland Capital Management, Inc.

At December 31, 1998, the Company, its affiliated banks and other subsidiaries had consolidated total assets of $28.9 billion, consolidated total deposits of $18.8 billion and consolidated total shareholders' equity of $3.2 billion.

The Company, through its subsidiaries, engages primarily in commercial, retail and trust banking, investment services and leasing activities and also provides credit life, accident and health insurance, discount brokerage services and property management for its properties. Those subsidiaries consist of The Fifth Third Company, Fifth Third Securities, Inc., The Fifth Third Leasing Company, Midwest Payment Systems, Inc. ("MPS"), Fifth Third International Company and Fifth Third/W. Lyman Case & Company. Fifth Third's affiliates provide a full range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leasing. Each of the banking affiliates has deposit insurance provided by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF").

The Company, through its banking subsidiaries, operates for itself and other financial institutions a proprietary automated teller machine ("ATM") network, Jeanie(R). The Jeanie system participates in a shared ATM network called "Money Station(R)," which includes several Ohio bank holding companies and over 5,000 ATM's. The "Money Station" network participates in another shared ATM network called "PLUS System(R)," which is a nationwide network with over 170,000 participating ATM's. Fifth Third Bank, through its wholly-owned subsidiary, MPS, also provides electronic switch services for several regional banks and bank holding companies in Ohio, Kentucky and Illinois.

Fifth Third International Company has a 99.9 percent owned subsidiary: Fifth Third Trade Services Limited. Fifth Third Investment Company owns the remaining
 .01 percent.

The Fifth Third Leasing Company has a 100 percent owned subsidiary: Fifth Third Auto Leasing Trust.

                                  ACQUISITIONS

The Company is the result of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, Arizona and Florida. The Company made the following acquisitions during 1998:

On April 9, 1998, the Company acquired W. Lyman Case & Company, a commercial mortgage banking company headquartered in Columbus, Ohio, for $15 million. W. Lyman Case & Company originated more than $680 million in financing and equity transactions since acquisition and has a loan servicing portfolio of $2 billion at year-end 1998. On June 12, 1998, the Company acquired The Ohio Company, a full-service broker-dealer for retail and institutional clients headquartered in Columbus, Ohio, for consideration consisting of 1,862,765 shares of the Company's common stock. These transactions were accounted for as purchases.

On June 19, 1998, the Company acquired State Savings Company ("State"), a privately-owned thrift holding company headquartered in Columbus, Ohio with $2.7 billion in assets. On June 26, 1998, the Company acquired CitFed Bancorp, Inc. ("CitFed"), a publicly-traded savings and loan holding company headquartered in Dayton, Ohio with $3.1 billion in assets. These transactions were tax-free, stock-for-stock exchanges accounted for as poolings-of-interests. The Company exchanged 16,625,271 shares of the Company's common stock for all outstanding shares of State. The Company exchanged 13,222,869 shares of the Company's common stock for each outstanding share of CitFed.

Financial data for all prior periods has been restated to reflect the second quarter 1998 mergers with CitFed and State. Cash dividends per common share are those of the Company declared prior to the mergers with CitFed and State.

The restatement of the CitFed merger was accomplished by combining CitFed's March 31, 1998 fiscal year financial information with the Company's December 31, 1997 calendar year financial information. In 1998, CitFed's fiscal year was conformed to the Company's calendar year. As a result of conforming fiscal periods, the Company's Consolidated Statements of Income for the fourth quarter of 1997 and the first quarter of 1998 include CitFed's net income for the three months ended March 31, 1998 of $7.8 million. An adjustment to shareholders' equity removes the effect of including CitFed's financial results in both periods.

                                   COMPETITION

There are hundreds of commercial banks, savings and loans and other financial services providers in Ohio, Kentucky, Indiana, Arizona and Florida and nationally, which provide strong competition to the Company's banking subsidiaries. As providers of a full range of financial services, these subsidiaries compete with national and state banks, savings and loan associations, securities dealers, brokers, mortgage bankers, finance and insurance companies, and other financial service companies. With respect to data processing services, the Bank's data processing subsidiary, Midwest Payment Systems, Inc., competes with other electronic fund transfer
(EFT) service providers such as Electronic Payment Systems, Deluxe Corporation and Electronic Data Systems and other merchant processing providers such as First Data Corporation, National Processing, Inc. and First USA Paymentech, Inc.

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



                           REGULATION AND SUPERVISION

The Company, as a bank holding company, is subject to the restrictions of the Act. The Act provides that the acquisition of control of a bank is subject to the prior approval of the Board of Governors of the Federal Reserve System. The Company is required to obtain the prior approval of the Federal Reserve Board before it can acquire control of more than 5 percent of the voting shares of another bank. The Act does not permit the Federal Reserve Board to approve an acquisition by the Company, or any of its subsidiaries, of any bank located in a state other than Ohio, unless the acquisition is specifically authorized by the law of the state in which such bank is located.

On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country effective one year after the date of enactment, and interstate branching by acquisition and consolidation effective June 1, 1997, in those states that have not opted out by that date.

The Company's subsidiary state banks are primarily subject to the laws of the state in which each is located, the Board of Governors of the Federal Reserve System and/or the Federal Deposit Insurance Corporation. The subsidiary bank which is organized under the laws of the United States is primarily subject to regulation by the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company's savings and loan subsidiary is subject to regulation by the Office of Thrift Supervision.

The Company and its subsidiaries are subject to certain restrictions on intercompany loans and investments. The Company and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting and public sale and distribution of securities. In addition, the Company and its subsidiaries are subject to examination at the discretion of supervisory authorities.

The Act limits the activities which may be engaged in by the Company and its subsidiaries to ownership of banks and those activities which the Federal Reserve Board has deemed or may in the future find to be so closely related to banking as to be a proper incident thereto.

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


                                    EMPLOYEES

As of December 31, 1998, there were no employees of the Company. Subsidiaries of the Company employed 8,761 employees -- 1,383 were officers and 1,568 were part-time employees. There were 8,330 full-time equivalent employees as of December 31, 1998.

                             STATISTICAL INFORMATION

Pages 6 to 13 contain statistical information on the Company and its subsidiaries. Information about the Company's business segments is incorporated herein by reference to pages 28 and 29 of Registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

                              SECURITIES PORTFOLIO

The securities portfolio as of December 31 for each of the last five years, and the maturity distribution and weighted average yield of securities as of December 31, 1998, are incorporated herein by reference to the securities tables on page 36 of the Company's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

The weighted average yields for the securities portfolio are yields to maturity weighted by the par values of the securities. The weighted average yields on securities exempt from income taxes are computed on a taxable-equivalent basis. The taxable-equivalent yields are net after-tax yields to maturity divided by the complement of the full corporate tax rate (35 percent). In order to express yields on a taxable-equivalent basis, yields on obligations of states and political subdivisions (municipal securities) have been increased as follows:

                  Under 1 year                                    2.70%
                  1 - 5 years                                     2.46%
                  6 - 10 years                                    2.55%
                  Over 10 years                                   2.83%
                  Total municipal securities                      2.52%

                             AVERAGE BALANCE SHEETS

The average balance sheets are incorporated herein by reference to Table 1 on pages 30 and 31 of the Company's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

         ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 30 through 32 of the Company's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

TYPES OF LOANS AND LEASES

A summary of loans and leases by major category as of December 31 ($000's):

                                                1998             1997            1996            1995            1994
                                                ----             ----            ----            ----            ---
Commercial, financial and
  agricultural loans                      $  4,822,992        4,363,289        4,093,432        3,663,973       3,104,599
Real estate - construction loans               572,082          560,381          593,276          530,940         438,073
Real estate - mortgage loans                 5,448,632        6,311,872        5,884,557        5,425,989       5,443,570
Consumer loans                               3,354,681        3,068,597        2,837,742        3,235,003       2,546,688
Lease financing                              4,269,851        3,582,731        3,095,894        2,297,125       1,703,492
                                    ------------------------------------ ---------------- ---------------- ---------------
Loans and leases, gross                     18,468,238       17,886,870       16,504,901       15,153,030      13,236,422
Unearned income                               (689,215)        (573,927)        (470,378)        (339,833)       (243,648)
Reserve for credit losses                     (266,860)        (250,950)        (233,803)        (224,134)       (202,009)
                                    ------------------------------------ ---------------- ---------------- ---------------
Loans and leases, net                     $ 17,512,163       17,061,993       15,800,720       14,589,063      12,790,765
                                    ==================================== ================ ================ ===============

Loans held for sale                       $    492,017          263,772           74,916          139,484          41,723
                                    ==================================== ================ ================ ===============

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

The remaining maturities of the loan portfolio distributed to reflect cash flows (excluding residential mortgage and consumer loans) at December 31, 1998, based on scheduled repayments and the sensitivity of loans to interest rate changes for loans due after one year ($000's):

                                       Commercial,
                                      Financial and      Real Estate       Real Estate
                                       Agricultural      Construction      Commercial
                                          Loans             Loans             Loans            Total
                                    ------------------------------------ ---------------- ----------------
Due in one year or less                    $ 2,219,859          332,350          476,777      $ 3,028,986
Due after one year through
  five years                                 1,795,744          155,026          582,166        2,532,936
Due after five years                           807,389           84,706          119,809        1,011,904
                                    ------------------------------------ ---------------- ----------------

    Total                                  $ 4,822,992          572,082        1,178,752      $ 6,573,826
                                    ==================================== ================ ================

Loans due after one year:
   Predetermined interest rate             $ 2,075,132          154,495          531,405      $ 2,761,032
                                    ==================================== ================ ================
   Floating or adjustable
     interest rate                           $ 528,001           85,237          170,570        $ 783,808
                                    ==================================== ================ ================

RISK ELEMENTS

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Company's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication the borrower's cash flow may not be sufficient to meet payments as they become due. Such loans, other than consumer loans, are also placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection. The following table presents data concerning loans and leases at risk at December 31 ($000's):

                                                     1998           1997            1996           1995            1994
                                                     -----          -----           -----          -----           ----

Nonaccrual loans and leases                      $ 42,760         71,667          66,745         76,281          39,253

Loans and leases contractually
  past due ninety days or more as
  to interest, principal or rental
  payments but still accruing
  interest                                         79,233         46,281          38,053         20,455          13,237

Loans and leases renegotiated to
  provide a reduction or deferral of
  interest, principal or rental payments
  because of the financial position
  deterioration of the borrower                         -            128           1,121            506             443

As of December 31, 1998, there were $46,742,000 of loans and leases currently performing in accordance with contractual terms where there are serious doubts as to the ability of the borrower to comply with such terms.

For the years 1998, 1997 and 1996, interest income of $789,000, $714,000 and $807,000, respectively was recorded on nonaccrual and renegotiated loans and leases. Additional interest income of $2,837,000, $5,482,000 and $6,329,000 would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.

SUMMARY OF CREDIT LOSS EXPERIENCE


A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off ($000's):

                                                          1998             1997             1996             1995             1994
                                                          -----            -----            -----            -----            ----
Loans and leases outstanding at
 December 31:                                     $ 17,779,023       17,312,943       16,034,523       14,813,197       12,992,774
                                              ================= ================ ================ ================ ================
Loans held for sale                               $    492,017          263,772           74,916          139,484           41,723
                                              ================= ================ ================ ================ ================
Average loans and leases
 outstanding                                      $ 17,664,000       16,583,000       15,612,000       13,929,000       12,195,000
                                              ================= ================ ================ ================ ================
Reserve for credit losses,
 January 1                                        $    250,950          233,803          224,134          202,009          185,416
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Losses charged off:
  Commercial, financial and
   agricultural loans                                  (35,335)          (8,952)         (11,349)          (6,950)          (9,321)
  Real estate - construction loans                        (953)              (5)            (147)             (69)               -
  Real estate - mortgage loans                          (7,562)          (8,348)          (7,602)          (7,776)          (4,894)
  Consumer loans                                       (51,267)         (61,177)         (54,216)         (26,967)         (17,105)
  Lease financing                                      (28,570)         (23,034)         (13,284)          (5,084)          (2,252)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total losses                                     (123,687)        (101,516)         (86,598)         (46,846)         (33,572)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Recoveries of losses previously
  charged off:
  Commercial, financial and
   agricultural loans                                    1,313            2,461            2,915            1,607            1,864
  Real estate - construction loans                          75              293                -               61                -
  Real estate - mortgage loans                           2,096            2,017            2,866            2,845            4,229
  Consumer loans                                        17,824           15,777           13,400            8,652            9,041
  Lease financing                                        5,612            6,315            2,866            1,393              773
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total recoveries                                   26,920           26,863           22,047           14,558           15,907
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Net losses charged off:
  Commercial, financial and
   agricultural loans                                  (34,022)          (6,491)          (8,434)          (5,343)          (7,457)
  Real estate - construction loans                        (878)             288             (147)              (8)               -
  Real estate - mortgage loans                          (5,466)          (6,331)          (4,736)          (4,931)            (665)
  Consumer loans                                       (33,443)         (45,400)         (40,816)         (18,315)          (8,064)
  Lease financing                                      (22,958)         (16,719)         (10,418)          (3,691)          (1,479)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total net losses charged off                      (96,767)         (74,653)         (64,551)         (32,288)         (17,665)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Letter of credit                                             -                -                -                -           (7,800)
Reserve of acquired
  institutions and other                                 3,506            1,705            5,838            8,479              875
Provision charged to operations                        109,171           90,095           68,382           45,934           41,183
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Reserve for credit losses,
  December 31                                     $    266,860          250,950          233,803          224,134          202,009
                                              ================= ================ ================ ================ ================
Reserve as a percent of
  loans and leases outstanding                           1.50%             1.45             1.46             1.51             1.55
                                              ================= ================ ================ ================ ================

Reserve for credit losses,
 December 31:                                           1998              1997           1996            1995         1994
                                                        -----             -----          -----           -----        ----
  Commercial, financial and
   agricultural loans                              $  95,924            20,034         28,636          35,120       79,315
  Real estate - construction loans                       920               342            552             733          813
  Real estate - mortgage loans                        12,448            18,209         11,273          26,397       10,205
  Consumer loans                                      96,199           155,526        151,355         134,170       94,535
  Lease financing                                     61,369            53,839         41,987          27,714       17,141
                                               --------------   --------------- -------------- ----------------------------
     Total reserve for credit losses               $ 266,860           250,950        233,803         224,134      202,009
                                               ==============   =============== ============== ============================

The analysis above is for analytical purposes. The reserve for credit losses is general in nature and is available to absorb losses from any portion of the loan and lease portfolio.

The distribution of loans and leases by type and the ratio of net charge-offs to average loans and leases outstanding:

                                                        1998              1997           1996            1995         1994
                                                        -----             -----          -----           -----        ----
Percentage of loans and leases to total
  loans and leases at December 31:
  Commercial, financial and
   agricultural loans                                    26.2%             24.6           25.2            24.4         23.7
  Real estate - construction loans                        3.1               3.2            3.7             3.5          3.3
  Real estate - mortgage loans                           32.2              37.4           37.0            37.1         42.0
  Consumer loans                                         18.7              17.5           17.6            21.6         19.6
  Lease financing                                        19.8              17.3           16.5            13.4         11.4
                                               --------------   --------------- -------------- ---------------- ------------
     Total                                              100.0%            100.0          100.0           100.0        100.0
                                               ==============   =============== ============== ============================

Ratio of net charge-offs during year
 to average loans and leases outstanding
 during year:
   Commercial, financial and
    agricultural loans                                     0.74%             0.15           0.22            0.16         0.24
   Real estate - construction loans                        0.16             (0.05)          0.03            0.00         0.00
   Real estate - mortgage loans                            0.09              0.10           0.08            0.09         0.01
   Consumer loans                                          1.04              1.54           1.34            0.63         0.32
   Lease financing                                         0.69              0.58           0.45            0.21         0.10
      Weighted Average Ratio                               0.55              0.45           0.41            0.23         0.14

RESERVE FOR CREDIT LOSSES

The reserve is maintained at a level management considers to be adequate to absorb probable loan and lease losses inherent in the portfolio. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on management's review of the historical credit loss experience and such other factors which, in management's judgment, deserve consideration under existing economic conditions in estimating potential credit losses. Based on the procedures discussed below, management is of the opinion the reserve of $266,860,000 at December 31, 1998 was adequate.

In determining the adequacy of the reserve for credit losses, management of each affiliate bank, on a quarterly basis, specifically evaluates the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Company. Once a review is completed, the need for a specific reserve is determined by senior management and allocated to the loan. Other loans not specifically reviewed by management are evaluated using a rolling five-year average historical charge-off experience ratio calculated by type of loan. The historical charge-off ratio factors into account the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied and any other known factors which may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed quarterly and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. The Company's primary market area for lending is Ohio, Kentucky and Indiana. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely-associated effect changing economic conditions has on the Company's customers.


MATURITY DISTRIBUTION OF DOMESTIC CERTIFICATES OF DEPOSIT OF
$100,000 AND OVER AT DECEMBER 31, 1998 ($000'S)

      Three months or less                                 $   782,236
      Over three months through six months                     192,588
      Over six months through twelve months                    183,535
      Over twelve months                                       125,221
                                                          -------------
           Total certificates - $100,000 and over          $ 1,283,580
                                                          =============


Foreign office deposits totaling $353,824 are denominated in amounts greater than $100,000.

RETURN ON EQUITY AND ASSETS

The following table presents certain operating ratios:

                                  1998(1)               1997               1996(2)
                                  -------               ----               -------

Return on assets (a)               1.67%                1.74                1.55

Return on equity (b)               16.2%                18.4                16.3

Dividend payout ratio (c)          40.3%                33.6                34.8

Equity to assets ratio (d)        10.33%                9.48                9.46

---------------------------------------------------------------
(a) net income divided by average assets

(b) net income divided by average equity

(c) dividends declared per share divided by diluted earnings per share, as originally reported

(d) average equity divided by average assets


(1) Certain 1998 ratios and statistics include merger-related items of $106.4 million pretax ($75.6 million after tax or $.28 per share). For comparability, excluding the merger-related items, return on average assets, return on average equity and the dividend payout ratio for 1998 would have been 1.93%, 18.7% and 34.8%, respectively.

(2) Certain 1996 ratios include the special SAIF assessment of $37.9 million pretax ($24.6 million after tax or $.09 per share). For comparability, excluding the impact of this assessment, return on average assets, return on average equity and the dividend payout ratio for 1996 would have been 1.64%, 17.4% and 33.8%, respectively.

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

At December 31, 1998, the Company, through its subsidiary banks, five located in Ohio, two in Kentucky, one in Indiana, one in Arizona and one in Florida, operated 468 banking centers, of which 253 were owned and 215 were leased. The properties owned are free from mortgages and encumbrances.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company and its subsidiaries are not parties to any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The names, ages and positions of the Executive Officers of the Company as of February 1, 1999 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders.

                              CURRENT POSITION AND
NAME AND AGE                  BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                  ---------------------------------------

George A. Schaefer, Jr., 53   PRESIDENT AND CEO. President and Chief Executive
                              Officer of the Company and the Bank.

Neal E. Arnold, 38            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                              OFFICER AND TREASURER. Executive Vice President of the Company and the Bank since December, 1998.
                              Chief Financial Officer of the Company and the Bank since June, 1997. Mr. Arnold has been the
                              Treasurer of the Company and the Bank. Previously, Mr. Arnold was Treasurer and Senior Vice President of the Bank.

                              CURRENT POSITION AND
NAME AND AGE                  BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                  ---------------------------------------

Michael D. Baker, 48          EXECUTIVE VICE PRESIDENT. Executive Vice President
                              of the Company and the Bank since August, 1995.
                              Previously, Mr. Baker was Senior Vice President of the Company since March, 1993, and of the Bank.

P. Michael Brumm, 51          EXECUTIVE VICE PRESIDENT. Executive Vice President
                              of the Company and the Bank since August, 1995.
                              Until June, 1997, Mr. Brumm was Chief Financial
                              Officer of the Company and the Bank. Previously, Mr. Brumm was Senior Vice President and CFO of the
                              Company and the Bank.

James J. Hudepohl, 46         EXECUTIVE VICE PRESIDENT. Executive Vice President
                              of the Company and the Bank since January, 1997.
                              Previously, Mr. Hudepohl was Senior Vice President of the Bank.

Michael K. Keating, 43        EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL AND
                              SECRETARY. Executive Vice President of the Company and the Bank since August, 1995 and Secretary of the Company and the Bank since January, 1994.
                              Previously, Mr. Keating was Senior Vice President and General Counsel of the Company since March, 1993, and Senior Vice President and Counsel of the
                              Bank.

Robert P. Niehaus, 52         EXECUTIVE VICE PRESIDENT. Executive Vice President
                              of the Company and the Bank since August, 1995.
                              Previously, Mr. Niehaus was Senior Vice President of the Company since March, 1993, and Senior Vice
                              President of the Bank.

Stephen J. Schrantz, 49       EXECUTIVE VICE PRESIDENT. Executive Vice President
                              of the Company and the Bank.

Gerald L. Wissel, 42          EXECUTIVE VICE PRESIDENT. Executive Vice President
                              of the Bank since January, 1997. Auditor of the Company and the Bank. Previously, Mr. Wissel was
                              Senior Vice President of the Bank.

                              CURRENT POSITION AND
NAME AND AGE                  BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                  ---------------------------------------

Robert J. King, Jr., 43       EXECUTIVE VICE PRESIDENT. Executive Vice President
                              of the Company since June, 1997. Vice Chairman of
                              Fifth Third Bank, Northwestern Ohio, N.A.
                              Previously, Mr. King was President and CEO of
                              Fifth Third Bank, Northwestern Ohio, N.A. Mr. King was Senior Vice President of the Company since
                              March, 1995.

James R. Gaunt, 53            EXECUTIVE VICE PRESIDENT. Executive Vice President
                              of the Company since June, 1997. Senior Vice
                              President of the Company since March, 1994, and President and CEO of Fifth Third Bank of Kentucky,
                              Inc. since August, 1994. Previously, Mr. Gaunt was
                              Senior Vice President of the Company and the Bank.

Roger W. Dean, 36             CONTROLLER. Senior Vice President of the Company
                              and of the Bank since March, 1997. Controller of the Company and the Bank since June 1993.
                              Previously,  Mr. Dean was Vice President of the
                              Company and the Bank. Prior to June 1993, Mr. Dean was with Deloitte & Touche LLP, independent public accountants.

Paul L. Reynolds, 37          ASSISTANT SECRETARY. Senior Vice President of the
                              Company and the Bank since March, 1997. Assistant
                              Secretary of the Company since March, 1995,
                              General Counsel and Assistant Secretary of the
                              Bank since January, 1995. Previously, Mr. Reynolds was Vice President, Counsel and Assistant
                              Secretary of the Bank since 1990.

Regina G. Livers, 41          COMMUNITY AFFAIRS OFFICER. Community Affairs
                              Officer of the Company since March 1997.
                              Previously, Ms. Livers was Vice President and
                              Community Affairs Officer of the Bank.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to Page 1 of Registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is incorporated herein by reference to page 39 of Registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The information required by this item is incorporated herein by reference to pages 30 through 39 of Registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required by this item is incorporated herein by reference to pages 37 and 38 of Registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required by this item is incorporated herein by reference to pages 13 through 29 and page 39 of Registrant's 1998 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" of the Registrant's 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS AND EXECUTIVE COMPENSATION" of the Registrant's 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" of the Registrant's 1999 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

a)      Documents Filed as Part of the Report                                       Page
                                                                                    ----
        1.     Index to Financial Statements

               Consolidated Statements of Income for the
               Years Ended December 31, 1998, 1997 and 1996                           *

               Consolidated Balance Sheets, December 31, 1998
               and 1997                                                               *

               Consolidated Statements of Changes in
               Shareholders' Equity for the Years Ended
               December 31, 1998, 1997 and 1996                                       *

               Consolidated Statements of Cash Flows for the
               Years Ended December 31, 1998, 1997 and 1996                           *

               Notes to Consolidated Financial Statements                             *

        *      Incorporated by reference to pages 13 through 29 of Registrant's
               1998 Annual Report to Shareholders attached to this filing as
               Exhibit 13.

        2.     Financial Statement Schedules

               The schedules for Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

        3.     Exhibits

               Exhibit No.
               -----------

               3              Amended Articles of Incorporation and Code of
                              Regulations (a)

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

               10(a) Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (c)

               10(b)          Fifth Third Bancorp 1990 Stock Option Plan (d)

               10(c)          Fifth Third Bancorp 1987 Stock Option Plan (e)

                    10(d) Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee (f)

                    10(e) Fifth Third Bancorp 1993 Discount Stock Purchase Plan (g)

                    10(f) Fifth Third Bancorp Amended and Restated Stock Incentive Plan for selected Executive Officers, Employees and Directors of The Cumberland Federal Bancorporation, Inc. (h)

                    10(g)     Fifth Third Bancorp Master Profit Sharing Plan (i)

                    10(h) Fifth Third Bancorp Amended and Restated Stock Option and Incentive Plan for Selected Executive Officers, Employees and Directors of Falls Financial, Inc. (j)

                    10(i) Fifth Third Bancorp Amended 1993 Discount Stock Purchase Plan (k)

                    10(j) Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan (l)

                    10(k)     Fifth Third Bancorp Variable Compensation Plan (m)

                    10(l) CitFed Bancorp, Inc. Amended and Restated 1991 Stock Option and Incentive Plan (n)

                    11 Computation of Consolidated Earnings Per Share for the Years Ended December 31, 1998, 1997, 1996, 1995 and 1994

                    13        Fifth Third Bancorp 1998 Annual Report to
                              Shareholders

                    21        Fifth Third Bancorp Subsidiaries

                    23        Independent Auditors' Consent

                    27 Financial Data Schedules for the Years Ended December 31, 1998, 1997 and 1996

                    27.1 Financial Data Schedules for the Three Months Ended March 31, 1998, Six Months Ended June 30, 1998 and Nine Months Ended September 30, 1998

                    27.2 Financial Data Schedules for the Three Months Ended March 31, 1997, Six Months Ended June 30, 1997 and Nine Months Ended September 30, 1997

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

(f) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission on November 18, 1992, a Form 8-K Current Report dated November 16, 1992 and as Exhibit 4.1 to a Registration Statement on Form S-3, Registration No. 33-54134.

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

(l) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 333-58249.

(m) Incorporated by reference to Registrant's Proxy Statement dated February 9, 1998.

(n) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 333-48049 and by reference to CitFed Bancorp's Form 10-K for the fiscal year ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)

/s/George A. Schaefer, Jr.                                     February 12, 1999
-------------------------
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 12, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Neal E. Arnold                       /s/Roger W. Dean                     /s/Robert B. Morgan
--------------------------------        ------------------------------       ------------------------------
Neal E. Arnold                          Roger W. Dean                        Robert B. Morgan
Executive Vice President and CFO        Controller                           Director
(Principal Financial Officer)           (Principal Accounting Officer)

/s/Darryl F. Allen                      /s/Joan R. Herschede                 /s/David E. Reese
--------------------------------        ------------------------------       ------------------------------
Darryl F. Allen                         Joan R. Herschede                    David E. Reese
Director                                Director                             Director

/s/John F. Barrett                      /s/Allen M. Hill
--------------------------------        ------------------------------       ------------------------------
John F. Barrett                         Allen M. Hill                        James E. Rogers
Director                                Director                             Director

/s/Gerald V. Dirvin                                                          /s/Brian H. Rowe
--------------------------------        ------------------------------       ------------------------------
Gerald V. Dirvin                        William G. Kagler                    Brian H. Rowe
Director                                Director                             Director

                                        /s/James D. Kiggen
--------------------------------        ------------------------------       ------------------------------
Thomas B. Donnell                       James D. Kiggen                      Donald B. Schackelford
Director                                Director                             Director

/s/Richard T. Farmer                    /s/Jerry L. Kirby                    /s/George A. Schaefer, Jr.
--------------------------------        ------------------------------       ------------------------------
Richard T. Farmer                       Jerry L. Kirby                       George A. Schaefer, Jr.
Director                                Director                             Director, President and CEO
                                                                             (Principal Executive Officer)

/s/Joseph H. Head, Jr.                  /s/Mitchel D. Livingston, Ph. D.     /s/John J. Schiff, Jr.
--------------------------------        ------------------------------       ------------------------------
Joseph H. Head, Jr.                     Mitchel D. Livingston, Ph. D.        John J. Schiff, Jr.
Director                                Director                             Director

/s/Dennis J. Sullivan, Jr.
--------------------------------
Dennis J. Sullivan, Jr.
Director

/s/Dudley S. Taft
--------------------------------
Dudley S. Taft
Director