Form 10-K405/A
period 1998-12-31
FIFTH THIRD BANCORP
filed 1999-02-17
CIK 35527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

SUMMARY OF CREDIT LOSS EXPERIENCE


A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off ($000's):

                                                          1998             1997             1996             1995             1994
                                                          -----            -----            -----            -----            ----
Loans and leases outstanding at
 December 31:                                     $ 17,779,023       17,312,943       16,034,523       14,813,197       12,992,774
                                              ================= ================ ================ ================ ================
Loans held for sale                               $    492,017          263,772           74,916          139,484           41,723
                                              ================= ================ ================ ================ ================
Average loans and leases
 outstanding                                      $ 17,664,000       16,583,000       15,612,000       13,929,000       12,195,000
                                              ================= ================ ================ ================ ================
Reserve for credit losses,
 January 1                                        $    250,950          233,803          224,134          202,009          185,416
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Losses charged off:
  Commercial, financial and
   agricultural loans                                  (35,335)          (8,952)         (11,349)          (6,950)          (9,321)
  Real estate - construction loans                        (953)              (5)            (147)             (69)               -
  Real estate - mortgage loans                          (7,562)          (8,348)          (7,602)          (7,776)          (4,894)
  Consumer loans                                       (51,267)         (61,177)         (54,216)         (26,967)         (17,105)
  Lease financing                                      (28,570)         (23,034)         (13,284)          (5,084)          (2,252)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total losses                                     (123,687)        (101,516)         (86,598)         (46,846)         (33,572)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Recoveries of losses previously
  charged off:
  Commercial, financial and
   agricultural loans                                    1,313            2,461            2,915            1,607            1,864
  Real estate - construction loans                          75              293                -               61                -
  Real estate - mortgage loans                           2,096            2,017            2,866            2,845            4,229
  Consumer loans                                        17,824           15,777           13,400            8,652            9,041
  Lease financing                                        5,612            6,315            2,866            1,393              773
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total recoveries                                   26,920           26,863           22,047           14,558           15,907
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Net losses charged off:
  Commercial, financial and
   agricultural loans                                  (34,022)          (6,491)          (8,434)          (5,343)          (7,457)
  Real estate - construction loans                        (878)             288             (147)              (8)               -
  Real estate - mortgage loans                          (5,466)          (6,331)          (4,736)          (4,931)            (665)
  Consumer loans                                       (33,443)         (45,400)         (40,816)         (18,315)          (8,064)
  Lease financing                                      (22,958)         (16,719)         (10,418)          (3,691)          (1,479)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total net losses charged off                      (96,767)         (74,653)         (64,551)         (32,288)         (17,665)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Letter of credit                                             -                -                -                -           (7,800)
Reserve of acquired
  institutions and other                                 3,506            1,705            5,838            8,479              875
Provision charged to operations                        109,171           90,095           68,382           45,934           41,183
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Reserve for credit losses,
  December 31                                     $    266,860          250,950          233,803          224,134          202,009
                                              ================= ================ ================ ================ ================
Reserve as a percent of
  loans and leases outstanding                           1.50%             1.45             1.46             1.51             1.55
                                              ================= ================ ================ ================ ================

Reserve for credit losses,
 December 31:                                           1998              1997           1996            1995         1994
                                                        -----             -----          -----           -----        ----
  Commercial, financial and
   agricultural loans                              $  95,924            23,034         28,636          35,120       79,315
  Real estate - construction loans                       920               342            552             733          813
  Real estate - mortgage loans                        12,448            18,209         11,273          26,397       10,205
  Consumer loans                                      96,199           155,526        151,355         134,170       94,535
  Lease financing                                     61,369            53,839         41,987          27,714       17,141
                                               --------------   --------------- -------------- ----------------------------
     Total reserve for credit losses               $ 266,860           250,950        233,803         224,134      202,009
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


Roger W. Dean, 36             CONTROLLER. Senior Vice President of the Company
                              and the Bank since March, 1997. Controller of the Company and the Bank since June 1993.
                              Previously,  Mr. Dean was Vice President of the
                              Company and the Bank. Prior to June 1993, Mr. Dean was with Deloitte & Touche LLP, independent public accountants.


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

                    10(k)     Fifth Third Bancorp Variable Compensation Plan (m)

                    10(l) CitFed Bancorp, Inc. Amended and Restated 1991 Stock Option and Incentive Plan (n)

                    11 Computation of Consolidated Earnings Per Share for the Years Ended December 31, 1998, 1997, 1996, 1995 and 1994

                    13        Fifth Third Bancorp 1998 Annual Report to
                              Shareholders

                    21        Fifth Third Bancorp Subsidiaries

                    23        Independent Auditors' Consent


                    27.1 Financial Data Schedule for the Year Ended December 31, 1998

                    27.2 Financial Data Schedule for the Three Months Ended March 31, 1998

                    27.3 Financial Data Schedules for the Three Months Ended March 31, 1997, Six Months Ended June 30, 1997 and Nine Months Ended September 30, 1997

                    27.4 Financial Data Schedules for the Years Ended December 31, 1997 and 1996

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


/s/Neal E. Arnold                       /s/Roger W. Dean                     /s/Robert B. Morgan
--------------------------------        ------------------------------       ------------------------------
Neal E. Arnold                          Roger W. Dean                        Robert B. Morgan
Executive Vice President and CFO        Controller                           Director
(Principal Financial Officer)           (Principal Accounting Officer)

/s/Darryl F. Allen                      /s/Joan R. Herschede                 /s/David E. Reese
--------------------------------        ------------------------------       ------------------------------
Darryl F. Allen                         Joan R. Herschede                    David E. Reese
Director                                Director                             Director

/s/John F. Barrett                      /s/Allen M. Hill
--------------------------------        ------------------------------       ------------------------------
John F. Barrett                         Allen M. Hill                        James E. Rogers
Director                                Director                             Director

/s/Gerald V. Dirvin                                                          /s/Brian H. Rowe
--------------------------------        ------------------------------       ------------------------------
Gerald V. Dirvin                        William G. Kagler                    Brian H. Rowe
Director                                Director                             Director

                                        /s/James D. Kiggen                   /s/George A. Schaefer, Jr.
--------------------------------        ------------------------------       ------------------------------
Thomas B. Donnell                       James D. Kiggen                      George A. Schaefer, Jr.
Director                                Director                             Director, President and CEO
                                                                             (Principal Executive Officer)

/s/Richard T. Farmer                    /s/Jerry L. Kirby                    /s/John J. Schiff, Jr.
--------------------------------        ------------------------------       ------------------------------
Richard T. Farmer                       Jerry L. Kirby                       John J. Schiff, Jr.
Director                                Director                             Director


/s/Joseph H. Head, Jr.                  /s/Mitchel D. Livingston, Ph. D.
--------------------------------        ------------------------------       ------------------------------
Joseph H. Head, Jr.                     Mitchel D. Livingston, Ph. D.        Donald B. Shackelford
Director                                Director                             Director

/s/Dennis J. Sullivan, Jr.
--------------------------------
Dennis J. Sullivan, Jr.
Director

/s/Dudley S. Taft
--------------------------------
Dudley S. Taft
Director