Form 10-K405/A
period 1998-12-31
FIFTH THIRD BANCORP
filed 1999-03-30
CIK 35527

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

                            38 Fountain Square Plaza
                             Cincinnati, Ohio 45263
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code:(513)579-5300

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock Without Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:/X/ No.//

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $12,846,228,056 as of February 1, 1999. (1)

There were 267,147,048 shares of the Registrant's Common Stock, without par value, outstanding as of February 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

1998 Annual Report to Shareholders:                          Parts I, II, and IV
Proxy Statement for 1999 Annual Meeting of Shareholders:     Parts III and IV

(1) In calculating the market value of securities held by non-affiliates of Registrant as disclosed in the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1998, voting stock owned of record by its directors and principal executive officers, shareholders owning greater than 10% of the voting stock and voting stock held by Registrant's trust departments in a fiduciary capacity.

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

SUMMARY OF CREDIT LOSS EXPERIENCE


A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off ($000's):

                                                          1998             1997             1996             1995             1994
                                                          -----            -----            -----            -----            ----
Loans and leases outstanding at
 December 31:                                     $ 17,779,023       17,312,943       16,034,523       14,813,197       12,992,774
                                              ================= ================ ================ ================ ================
Loans held for sale                               $    492,017          263,772           74,916          139,484           41,723
                                              ================= ================ ================ ================ ================
Average loans and leases
 outstanding                                      $ 17,664,000       16,583,000       15,612,000       13,929,000       12,195,000
                                              ================= ================ ================ ================ ================
Reserve for credit losses,
 January 1                                        $    250,950          233,803          224,134          202,009          185,416
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Losses charged off:
  Commercial, financial and
   agricultural loans                                  (35,335)          (8,952)         (11,349)          (6,950)          (9,321)
  Real estate - construction loans                        (953)              (5)            (147)             (69)               -
  Real estate - mortgage loans                          (7,562)          (8,348)          (7,602)          (7,776)          (4,894)
  Consumer loans                                       (51,267)         (61,177)         (54,216)         (26,967)         (17,105)
  Lease financing                                      (28,570)         (23,034)         (13,284)          (5,084)          (2,252)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total losses                                     (123,687)        (101,516)         (86,598)         (46,846)         (33,572)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Recoveries of losses previously
  charged off:
  Commercial, financial and
   agricultural loans                                    1,313            2,461            2,915            1,607            1,864
  Real estate - construction loans                          75              293                -               61                -
  Real estate - mortgage loans                           2,096            2,017            2,866            2,845            4,229
  Consumer loans                                        17,824           15,777           13,400            8,652            9,041
  Lease financing                                        5,612            6,315            2,866            1,393              773
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total recoveries                                   26,920           26,863           22,047           14,558           15,907
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Net losses charged off:
  Commercial, financial and
   agricultural loans                                  (34,022)          (6,491)          (8,434)          (5,343)          (7,457)
  Real estate - construction loans                        (878)             288             (147)              (8)               -
  Real estate - mortgage loans                          (5,466)          (6,331)          (4,736)          (4,931)            (665)
  Consumer loans                                       (33,443)         (45,400)         (40,816)         (18,315)          (8,064)
  Lease financing                                      (22,958)         (16,719)         (10,418)          (3,691)          (1,479)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
     Total net losses charged off                      (96,767)         (74,653)         (64,551)         (32,288)         (17,665)
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Letter of credit                                             -                -                -                -           (7,800)
Reserve of acquired
  institutions and other                                 3,506            1,705            5,838            8,479              875
Provision charged to operations                        109,171           90,095           68,382           45,934           41,183
                                              ----------------- ---------------- ---------------- ---------------- ----------------
Reserve for credit losses,
  December 31                                     $    266,860          250,950          233,803          224,134          202,009
                                              ================= ================ ================ ================ ================
Reserve as a percent of
  loans and leases outstanding                           1.50%             1.45             1.46             1.51             1.55
                                              ================= ================ ================ ================ ================

Fifth Third Bancorp
Allocation of Reserve for Credit Losses

                                                        1998              1997           1996            1995         1994
                                                        -----             -----          -----           -----        ----
  Commercial, financial and
   agricultural loans                              $  67,004            94,484         102,444         124,886      121,861
  Real estate - construction loans                     4,024             5,990           1,952           1,492        1,442
  Real estate - mortgage loans                         1,408             1,696           1,941           2,017        1,970
  Consumer loans                                     120,506            94,017          84,786          66,092       54,767
  Lease financing                                     73,918            54,763          42,680          29,647       21,969
                                               --------------   --------------- -------------- --------------- ------------
  Total reserve for credit losses                  $ 266,860           250,950         233,803         224,134      202,009
                                               ==============   =============== ============== =============== ============


The analysis above is for analytical purposes. The reserve for credit losses is general in nature and is available to absorb losses from any portion of the loan and lease portfolio.

The distribution of loans and leases by type and the ratio of net charge-offs to average loans and leases outstanding:

                                                        1998              1997           1996            1995         1994
                                                        -----             -----          -----           -----        ----
Percentage of loans and leases to total
  loans and leases at December 31:
  Commercial, financial and
   agricultural loans                                    26.2%             24.6           25.2            24.4         23.7
  Real estate - construction loans                        3.1               3.2            3.7             3.5          3.3
  Real estate - mortgage loans                           32.2              37.4           37.0            37.1         42.0
  Consumer loans                                         18.7              17.5           17.6            21.6         19.6
  Lease financing                                        19.8              17.3           16.5            13.4         11.4
                                               --------------   --------------- -------------- ---------------- ------------
     Total                                              100.0%            100.0          100.0           100.0        100.0
                                               ==============   =============== ============== ================ ============

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

FIFTH THIRD BANCORP
(Registrant)

/s/George A. Schaefer, Jr.                           February 12, 1999
--------------------------
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 12, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.



/s/Neal E. Arnold                   /s/Roger W. Dean
-----------------                   ----------------                    -----------------
Neal E. Arnold                      Roger W. Dean                       Robert B. Morgan
Executive Vice President and CEO    Controller                          Director
(Principal Financial Officer)       (Principal Accounting Officer)

-----------------                   ----------------                    -----------------
Darryl F. Allen                     John R. Herschede                   David E. Reese
Director                            Director                            Director

-----------------                   ----------------                    -----------------
John F. Barrett                     Allen M. Hill                       James E. Rogers
Director                            Director                            Director

-----------------                   ----------------                    -----------------
Gerald V. Dirvin                    William G. Kagler                   Brian H. Rowe
Director                            Director                            Director

-----------------                   ----------------                    -----------------
Thomas D. Donnell                   James D. Kiggen                     Donald B. Schackelford
Director                            Director                            Director

                                                                        /s/George A. Schaefer, Jr.
-----------------                   ----------------                    -----------------
Richard T. Farmer                   Jerry L. Kirby                      George A. Schaefer, Jr.
Director                            Director                            Director

-----------------                   ----------------                    -----------------
Joseph H. Head, Jr.                 Mitchal D. Livingston, Ph.D.        John J. Schiff, Jr.
Director                            Director                            Director
