Form 10-Q
period 1999-03-31
FIFTH THIRD BANCORP
filed 1999-05-14
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 1999
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

There were 268,680,691 shares of the Registrant's Common Stock, without par value, outstanding as of April 30, 1999.

                               FIFTH THIRD BANCORP

                                      INDEX

Part I.  Financial Information
    Item 1.    Financial Statements

               Consolidated Balance Sheets -
               March 31, 1999 and 1998 and December 31, 1998                     3

               Consolidated Statements of Income -
               For the three months ended March 31, 1999 and 1998                4

               Consolidated Statements of Cash Flows -
               For the three months ended March 31, 1999 and 1998                5

               Consolidated Statements of Changes in Shareholders' Equity -
               For the three months ended March 31, 1999 and 1998                6

               Notes to Consolidated Financial Statements                        7

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    11

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk       14

Part II. Other Information

    Item 4.    Submission of Matters to a Vote of Security Holders              14


    Item 6.    Exhibits and Reports on Form 8-K                                 15


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
===========================================================================================
                                             MARCH 31,         December 31,      March 31,
($000'S)                                        1999               1998            1998
===========================================================================================
ASSETS
===========================================================================================
Cash and Due from Banks                     $    726,310          819,862          734,594
Securities Available for Sale (a)              9,235,845        8,334,625        8,998,778
Securities Held to Maturity (b)                   86,030           86,013           92,917
Other Short-Term Investments                      95,076          118,535           64,238
Loans Held for Sale                              396,247          492,017          560,644
Loans and Leases
    Commercial Loans                           4,968,319        4,822,992        4,416,525
    Construction Loans                           562,680          572,082          571,910
    Commercial Mortgage Loans                  1,169,615        1,178,752        1,256,828
    Commercial Lease Financing                 1,757,930        1,739,316        1,460,629
    Residential Mortgage Loans                 4,095,671        4,269,880        5,025,370
    Consumer Loans                             3,422,498        3,354,681        3,107,644
    Consumer Lease Financing                   2,772,445        2,530,535        2,206,632
    Unearned Income                             (707,611)        (689,215)        (583,975)
    Reserve for Credit Losses                   (270,703)        (266,860)        (252,799)
===========================================================================================
Total Loans and Leases                        17,770,844       17,512,163       17,208,764
Bank Premises and Equipment                      331,880          330,838          310,927
Accrued Income Receivable                        269,231          282,551          216,743
Other Assets                                     740,735          945,178          796,148
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 29,652,198       28,921,782       28,983,753
===========================================================================================
LIABILITIES
===========================================================================================
Deposits
    Demand                                  $  2,964,611        3,194,782        2,809,823
    Interest Checking                          3,030,200        3,160,227        2,584,621
    Savings and Money Market                   4,453,103        4,418,523        4,617,504
    Time Deposits                              8,413,791        8,006,823        8,817,118
===========================================================================================
Total Deposits                                18,861,705       18,780,355       18,829,066
Federal Funds Borrowed                         2,235,817        2,038,541        2,323,342
Short-Term Bank Notes                            600,000             --            622,000
Other Short-Term Borrowings                    1,858,552        1,655,386        1,752,629
Accrued Taxes, Interest and Expenses             842,480          710,772          609,210
Other Liabilities                                186,439          270,055          219,116
Long-Term Debt                                 1,788,318        2,288,151        1,796,211
===========================================================================================
TOTAL LIABILITIES                             26,373,311       25,743,260       26,151,574
===========================================================================================
SHAREHOLDERS' EQUITY (c)
===========================================================================================
Common Stock (d)                                 593,571          592,559          583,656
Capital Surplus                                  287,566          495,067          438,938
Retained Earnings                              2,349,362        2,066,407        1,897,815
Unrealized Gains on
    Securities Available for Sale                 77,688           82,448           86,782
Treasury Stock                                   (29,300)         (57,959)        (175,012)
===========================================================================================
TOTAL SHAREHOLDERS' EQUITY                     3,278,887        3,178,522        2,832,179
===========================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 29,652,198       28,921,782       28,983,753
===========================================================================================

(a) Amortized cost: March 31, 1999 - $9,117,029, December 31, 1998 - $8,208,032
    and March 31, 1998 - $8,865,192.
(b) Market value: March 31, 1999 - $85,839, December 31, 1998 - $86,013 and
    March 31, 1998 - $93,223.
(c) 500,000 shares of no par value preferred stock are authorized of which none have been issued.
(d) Stated value $2.22 per share; authorized 500,000,000; outstanding at March 31, 1999 - 267,374,461, (excludes 466,111 treasury shares); at December
    31, 1998 - 266,918,544 (excludes 922,028 treasury shares) and at March 31, 1998 - 262,908,321 (excludes 5,131,205 treasury shares); Outstanding and treasury shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
=====================================================================================================
                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                -------------------------------------
($000'S)                                                              1999                1998
=====================================================================================================
INTEREST INCOME
Interest and Fees on Loans and Leases                                  $ 353,016             355,344
Interest on Securities
    Taxable                                                              138,538             144,848
    Exempt from Income Taxes                                               2,828               2,940
-----------------------------------------------------------------------------------------------------
Total Interest on Securities                                             141,366             147,788
Interest on Other Short-Term Investments                                   1,896               3,612
-----------------------------------------------------------------------------------------------------
Total Interest Income                                                    496,278             506,744
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits
    Interest Checking                                                     14,973              15,791
    Savings and Money Market                                              32,145              39,456
    Time Deposits                                                         99,697             122,895
-----------------------------------------------------------------------------------------------------
Total Interest on Deposits                                               146,815             178,142
Interest on Federal Funds Borrowed                                        31,127              27,208
Interest on Short-Term Bank Notes                                          6,423              12,466
Interest on Other Short-Term Borrowings                                   20,979              22,140
Interest on Long-Term Debt and Notes                                      20,740              23,934
-----------------------------------------------------------------------------------------------------
Total Interest Expense                                                   226,084             263,890
-----------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                      270,194             242,854
Provision for Credit Losses                                               23,360              22,828
-----------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                    246,834             220,026
OTHER OPERATING INCOME
Investment Advisory Income                                                39,384              27,815
Service Charges on Deposits                                               31,545              28,516
Data Processing Income                                                    37,668              29,830
Other Service Charges and Fees                                            65,110              49,804
Securities Gains                                                           1,259               4,155
-----------------------------------------------------------------------------------------------------
Total Other Operating Income                                             174,966             140,120
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Salaries, Wages and Incentives                                            75,585              66,876
Employee Benefits                                                         17,694              17,594
Equipment Expenses                                                         8,770               7,498
Net Occupancy Expenses                                                    13,131              12,058
Other Operating Expenses                                                  77,620              69,257
-----------------------------------------------------------------------------------------------------
Total Operating Expenses                                                 192,800             173,283
-----------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               229,000             186,863
Applicable Income Taxes                                                   78,553              62,632
-----------------------------------------------------------------------------------------------------
NET INCOME (b)                                                       $   150,447             124,231
=====================================================================================================
Per Share (a):
    Earnings                                                              $ 0.56                0.47
    Diluted Earnings                                                      $ 0.55                0.46
    Cash Dividends                                                        $ 0.20                0.17
=====================================================================================================
Average Shares (000's) (a):
    Outstanding                                                          267,149             262,738
    Diluted                                                              272,823             268,073
=====================================================================================================
(a) and (b) are described on Page 6.

See Notes to Consolidated Financial Statements


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
============================================================================================================================
                                                                                                       THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                        ------------------------------------
($000'S)                                                                                         1999                1998
============================================================================================================================
OPERATING ACTIVITIES
Net Income                                                                                     $150,447             124,231
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                  23,360              22,828
    Depreciation, Amortization and Accretion                                                     22,215              22,170
    Provision for Deferred Income Taxes                                                          11,200               4,328
    Realized Securities Gains                                                                    (1,274)             (4,466)
    Realized Securities Losses                                                                       15                 311
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                             822,457             354,022
    Net Gains on Sales of Loans                                                                 (13,929)             (5,316)
    Increase in Residential Mortgage Loans Held for Sale                                       (721,259)           (714,618)
    Decrease (Increase) in Accrued Income Receivable                                             13,320              (5,563)
    Decrease (Increase) in Other Assets                                                         206,913            (116,846)
    Increase in Accrued Taxes, Interest and Expenses                                             84,953              43,020
    Increase (Decrease) in Other Liabilities                                                    (30,616)             15,052
============================================================================================================================
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                             567,802            (260,847)
============================================================================================================================
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                            158,659             136,107
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                   808,679             551,767
Purchases of Securities Available for Sale                                                   (1,774,450)         (1,166,683)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                       5,589             257,222
Purchases of Securities Held to Maturity                                                         (5,606)            (20,123)
Decrease (Increase) in Other Short-Term Investments                                              23,459             (36,682)
Increase in Loans and Leases                                                                   (405,341)           (834,773)
Purchases of Bank Premises and Equipment                                                        (14,064)            (18,241)
Proceeds from Disposal of Bank Premises and Equipment                                             4,645                 317
============================================================================================================================
NET CASH USED IN INVESTING ACTIVITIES                                                        (1,198,430)         (1,131,089)
============================================================================================================================
FINANCING ACTIVITIES
Increase (Decrease) in Core Deposits                                                           (638,113)             32,003
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                               719,463            (302,331)
Increase in Federal Funds Borrowed                                                              197,276           1,122,789
Increase in Short-Term Bank Notes                                                               600,000              67,000
Increase in Other Short-Term Borrowings                                                         203,166              35,086
Proceeds from Issuance of Long-Term Debt and Notes                                                    -             558,223
Repayment of Long-Term Debt                                                                    (499,833)           (132,842)
Payment of Cash Dividends                                                                       (52,964)            (35,685)
Exercise of Stock Options                                                                         6,208               4,342
Other                                                                                             1,873                 567
============================================================================================================================
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       537,076           1,349,152
============================================================================================================================
DECREASE IN CASH AND DUE FROM BANKS                                                             (93,552)            (42,784)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                  819,862             777,378
============================================================================================================================
CASH AND DUE FROM BANKS AT END OF PERIOD                                                       $726,310             734,594
============================================================================================================================

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

=========================================================================================================
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------------
($000'S)                                                                        1999             1998
=========================================================================================================
BALANCE AT DECEMBER 31                                                     $ 3,178,522         2,762,836
Net Income                                                                     150,447           124,231
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains on Securities Available for Sale                     (4,760)          (11,472)
=========================================================================================================
Net Income and Nonowner Changes in Equity                                      145,687           112,759
Cash Dividends Declared (1999 - $.20 per share
  and 1998 - $.17 per share) (a)                                               (53,475)          (41,131)
Earnings Adjustment of Pooled Entity (b)                                             -            (7,803)
Stock Options Exercised
  Including Treasury Shares Issued                                               6,208             4,342
Other                                                                            1,945             1,175
=========================================================================================================
BALANCE AT MARCH 31                                                        $ 3,278,887         2,832,178
=========================================================================================================


(a) Cash dividends per common share for the 1998 period are those of Fifth Third Bancorp declared prior to the second quarter 1998 mergers with CitFed Bancorp, Inc. and State Savings Company.
(b) The restatement of the CitFed Bancorp, Inc. merger was accomplished by combining CitFed's March 31, 1998 fiscal year financial information with the Bancorp's December 31, 1997 calendar year financial information. In 1998, CitFed's fiscal year was conformed to the Bancorp's calendar year. As a result of conforming fiscal periods, the Bancorp's consolidated statements of income for the fourth quarter of 1997 and the first quarter of 1998 include CitFed's net income for the three months ended March 31, 1998 of $7,803. An adjustment to shareholders' equity removes the effect of including CitFed's financial results in both periods.



See Notes to Consolidated Financial Statements

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------

1. In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1999 and 1998, the results of operations, and the statements of cash flows for the three months ended March 31, 1999 and 1998. In accordance with generally accepted accounting principles for interim financial information, these statements do not include certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1998 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant"). The results of operations and the statements of cash flows for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 1998, included in the Registrant's Annual Report on Form 10-K.

2. Financial data for the period ended March 31, 1998 has been restated to reflect the second quarter 1998 mergers with CitFed Bancorp, Inc., a publicly-traded savings and loan holding company with $3.1 billion in assets, and State Savings Company, a privately-owned thrift holding company with $2.7 billion in assets. Both transactions were tax-free, stock-for-stock exchanges accounted for as poolings-of-interests. The Registrant exchanged 13,222,869 and 16,625,271 shares of the Registrant's common stock for all outstanding shares of CitFed Bancorp, Inc. and State Savings Company, respectively. The contributions of CitFed Bancorp, Inc. and State Savings Company to consolidated net interest income, other operating income and net income for the three month period ended March 31, 1998, prior to the mergers were as follows ($000's):

                                               Three Months Ended
                                                 March 31, 1998
=================================================================================
NET INTEREST INCOME
=================================================================================
     Fifth Third Bancorp                             $ 197,900
     CitFed Bancorp, Inc.                               19,614
     State Savings Company                              25,340
=================================================================================
       Combined                                      $ 242,854
=================================================================================
OTHER OPERATING INCOME
=================================================================================
     Fifth Third Bancorp                             $ 126,381
     CitFed Bancorp, Inc.                                7,804
     State Savings Company                               5,935
=================================================================================
       Combined                                       $140,120
=================================================================================
NET INCOME
=================================================================================
     Fifth Third Bancorp                             $ 108,981
     CitFed Bancorp, Inc.                                7,803
     State Savings Company                               7,447
=================================================================================
       Combined                                      $ 124,231
=================================================================================

---------------------------------------------------------------

         The combined consolidated results of operations are not necessarily indicative of the results that would have occurred had the mergers been consummated in the past or which may be attained in the future.

3. On April 16, 1999, the Registrant completed the acquisition of Ashland Bankshares, Inc., which owns the Bank of Ashland. Ashland Bankshares, Inc. is based in Ashland, Kentucky, with $168 million in assets and deposits of $152 million at March 31, 1999. In connection with the acquisition, the Registrant exchanged 1,224,860 shares of Fifth Third common stock for all the outstanding shares of capital stock of Ashland Bankshares, Inc.

4. On October 28, 1998, the Registrant agreed to acquire South Florida Bank Holding Coroporation, a bank holding company based in Ft. Myers, Florida, which owns South Florida Bank. As of March 31, 1999, South Florida had total assets of $92.5 million and deposits of $78.8 million. The acquisition is expected to be completed in the second quarter of 1999. In connection with this acquisition the Registrant expects to issue aproximately 440,000 shares of Fifth Third common stock to shareholders of South Florida.

5. On September 25, 1998, the Registrant agreed to acquire Enterprise Federal Bancorp, Inc., a savings and loan holding company based in West Chester, Ohio. As of March 31, 1999, Enterprise Federal Bancorp, Inc. had total assets of $539 million and total deposits of $323 million. The acquisition is expected to be completed in the second quarter of 1999. In connection with this acquisition the Registrant expects to issue aproximately 1,640,000 shares of Fifth Third common stock to shareholders of Enterprise Federal Bancorp, Inc.

6. On February 27, 1999, the Registrant agreed to acquire Emerald Financial Corp., a savings and loan holding company based in Strongsville, Ohio. At March 31, 1999, Emerald had total assets of $677.1 million and total deposits of $562.4 million. The acquisition is expected to be completed in the third quarter of 1999. In connection with this acquisition the Registrant expects to issue aproximately 3,430,000 shares of Fifth Third common stock to shareholders of Emerald Financial Corp.

7. On June 12, 1998, the Registrant acquired The Ohio Company, a full-service broker-dealer for retail and institutional clients headquartered in Columbus, Ohio. On April 9, 1998, the Registrant acquired W. Lyman Case & Company, a commercial mortgage banking firm based in Columbus, Ohio, which originated more than $680 million in financing and equity transactions in 1998 and has a loan servicing portfolio of $2 billion. In connection with The Ohio Company acquisition, the Registrant exchanged 1,862,765 shares of the Fifth Third common stock for all of the outstanding shares of capital stock of The Ohio Company. The acquisitions were accounted for as purchases and the financial results of The Ohio Company and W. Lyman Case & Company, are included in the results of operations subsequent to the date of acquisition. The proforma effects of the transactions were not material to the Registrant's financial condition and operating results for the periods presented.

---------------------------------------------------------------

8. In the first three months of 1999, the Registrant paid $228,895,460 in interest and $6,250,000 in Federal income taxes. For the same period last year the Registrant paid $197,239,000 in interest and no Federal income taxes. The Registrant had non cash investing activities consisting of the securitization of residential mortgages of $123,300,000 in the first quarter of 1999 and $82,604,000 for the same period last year.

9. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is required for the year 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Consolidated Financial Statements of the Registrant.

10. In 1998, The Registrant adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision makers manage the business. The Registrant's principal segments include retail banking, commercial banking, investment advisory services and data processing. Retail banking provides a full range of deposit products and consumer loans and leases. Commercial banking offers services to business, government and professional customers. Investment advisory services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Data processing, through Midwest Payement Systems (MPS), provides electronic funds transfer
         (EFT) services, merchant transaction processing, operates the Registrant's Jeanie ATM network and provides other data processing services to affliliated and unaffiliated customers. General corporate and other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.
         of operations and selected financial information by operating segement for the three months ended March 31, 1999 and 1998 are as follows:

                                                  INVESTMENT                                GENERAL
                        COMMERCIAL     RETAIL      ADVISORY         DATA        ACQUIRED   CORPORATE
($000'S)                  BANKING      BANKING     SERVICES    PROCESSING (a)   ENTITIES   AND OTHER  ELIMINATIONS (a)    TOTAL
===================================================================================================================================
MARCH 31, 1999
Total Revenues           $113,505    $ 239,638      $50,111       $40,121       $   -        $ 3,729    $(3,203)        $ 443,901
===================================================================================================================================
Net Income               $ 47,284    $  81,021      $15,617       $11,753       $   -        $(5,228)   $   -           $ 150,447
===================================================================================================================================
MARCH 31, 1998
Total Revenues           $ 85,146    $ 162,390      $34,127       $32,538       $  58,751    $ 8,754    $(2,887)        $ 378,819
===================================================================================================================================
Net Income               $ 35,225    $  52,487      $11,831       $8 ,970       $  15,250    $   468    $   -           $  124,231
===================================================================================================================================

(a) - Data Processing services revenues provided to the banking segments by MPS are eliminated in the Consolidated Statements of Income.

         There were no material changes in the identifiable assets that were disclosed in the Registrant's December 31, 1998 Annual Report on Form 10-K.

---------------------------------------------------------------

11. On March 17, 1998, the Registrant's board of directors approved a three-for-two stock split. The additional shares resulting from the split were distributed on April 15, 1998 to shareholders of record as of March 31, 1998. The Consolidated Financial Statements, notes and other references to share and per share data have been retroactively restated for the stock split.

12. In 1998, the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of net income and nonowner changes in equity. The Registrant elected to present the required disclosures in the Consolidated Statements of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity," represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the three months ended March 31, 1999 and 1998 are provided below ($000's).

                                                                                  1999        1998
====================================================================================================
Reclassification Adjustments, Before Tax
====================================================================================================
Change in Unrealized Gains Arising During Period                               $ (8,581)     (21,804)

Reclassification Adjustment for Gains Included in Net Income                      1,259        4,155
====================================================================================================
Net Unrealized Gains on Securities Available for Sale                          $ (7,322)     (17,649)
====================================================================================================
Related Tax Effects
====================================================================================================
Change in Unrealized Gains Arising During Period                               $ (3,003)      (7,631)
Reclassification Adjustment for Gains Included in Net Income                        441        1,454
====================================================================================================
Net Unrealized Gains on Securities Available for Sale                          $ (2,562)      (6,177)
====================================================================================================
Reclassification Adjustments, Net of Tax
====================================================================================================
Change in Unrealized Gains Arising During Period                               $ (5,578)     (14,173)
Reclassification Adjustment for Gains Included in Net Income                        818        2,701
====================================================================================================
Net Unrealized Gains on Securities Available for Sale                          $ (4,760)     (11,472)
====================================================================================================
Accumulated Nonowner Changes in Equity
====================================================================================================
Beginning Balance-Unrealized Holding Gains on Securities Available for Sale    $ 82,448       98,254
Current Period Change                                                            (4,760)     (11,472)
====================================================================================================
Ending Balance-Unrealized Holding Gains on Securities Available for Sale       $ 77,688       86,782
====================================================================================================


13. Reconciliation of Earnings Per Share to Diluted Earnings Per Share follows:


         THREE MONTHS ENDED MARCH 31,                     1999                                     1998
=========================================================================================================================
                                                         AVERAGE      PER-SHARE                   AVERAGE     PER-SHARE
($000's)                                   INCOME        SHARES       AMOUNT         INCOME       SHARES       AMOUNT
=========================================================================================================================
EPS
Income available to
   Common shareholders                     $ 150,447       267,149       $ 0.56       $124,231      262,738       $ 0.47
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                5,674                                    5,335
-------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income available to
   Common shareholders
   plus assumed conversions                $ 150,447       272,823       $ 0.55       $124,231      268,073       $ 0.46
-------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the Consolidated Financial Statements which are a part of this filing.

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which the Registrant operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions, acquisitions and integration of acquired businesses. The Registrant undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

RESULTS OF OPERATIONS

Net income was $150.4 million for the first three months of 1998, up 21.1 percent, compared to $124.2 million for the same period last year. Diluted earnings per share was $.55 for the first quarter, a 20 percent increase over last year's $.46.

Total assets were $29.7 billion at current quarter end, compared to 1998's quarter end assets of $29 billion. Return on average equity was 19.3 percent and return on average assets was 2.08 percent for the first quarter compared to 18.6 percent and 1.78 percent, respectively, for the same period last year.

Net interest income on a fully taxable equivalent basis for the first quarter of 1999 was $284.2 million, an 11.6 percent increase over $254.7 million for the same 1998 period. This increase resulted primarily from improved earning-asset and deposits, earning-asset growth and a 36 basis point (bp) interest margin improvement.

The net provision for credit losses was $23.4 million in the 1999 first quarter compared to $22.8 million in the first quarter in 1998. Net charge offs were .44 percent of average loans and leases compared to .55 percent for the same period last year. The net charge-off ratio remains near the Registrant's historical 10-year average of .50 percent.

Nonperforming assets as a percentage of total loans, leases and other real estate owned was .25 percent at March 31, 1999, down from .52 percent at March 31, 1998. The reserve for credit losses as a percentage of total loans and leases was 1.50 percent at March 31, 1999 compared to 1.45 percent one year earlier.

Total other operating income, excluding securities gains, for the 1999 first quarter increased 28 percent to $173.7 million compared to the first quarter of 1998. Investment advisory income improved 42 percent, due to a larger customer base and higher fees primarily attributable to more assets under

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

management. Mortgage banking revenue, commercial banking income and cardholder fees contributed to the 31 percent improvement in service charges and other fees. Increased EFT and merchant processing volume coupled with higher transaction volume from expanded debit and ATM card usage provided a 26 percent increase in data processing income.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) for the quarter was 42 percent, down from 43.9 percent for the first quarter of 1998. Total operating expenses were up 11 percent from 1998's first quarter. Salaries, wages and benefits increased approximately 10 percent as acquisitions synergies were partially offset by more variable compensation for increased sales production. Equipment expense increased 17 percent due to technology investments to improve efficiency and Year 2000 readiness. Volume-driven expenses of the Registrant's processing and fee businesses principally contributed to the 12 percent increase in other operating expenses.

Financial data for the 1998 first quarter has been restated to reflect the second quarter 1998 mergers with Citfed Bancorp, Inc. and State Savings Company. Both mergers were accounted for as pooling-of-interests.

FINANCIAL CONDITION

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Net interest margin was 4.23 percent in the first quarter, up from 4.08 percent last quarter and 3.87 percent in the first quarter a year ago. The improvement in the net interest margin is primarily due to lower funding costs coupled with deposit growth and a better deposit mix. Interest earning assets increased to $27.8 million, up 2.5 percent compared to $27.2 million from the similar period last year. Successful sales campaigns at branch location generated direct loan originations of $454 million, an increase over the $449 million in the last quarter and $361 million of the 1998 first quarter. Residential mortgage originations were $1.1 billion this quarter down from the $1.2 billion reported during last quarter and $1.6 for the 1998 first quarter.

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

At March 31, 1999, shareholders' equity was $3.279 billion, compared to $2.832 billion at March 31, 1998, an increase of $447 million, or 15.8 percent. Shareholders' equity as a percentage of total assets as of March 31, 1999 was
11.1 percent and 9.8 percent as of March 31, 1998. The Federal Reserve Board has adopted risk-based capital guidelines, which assign risk weightings to assets and off-balance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital, and leverage as 6 percent, 10 percent, and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at March 31, 1999. At March 31, 1999, the Registrant had a Tier 1 risk-based capital ratio of 12.24 percent, a total risk-based capital ratio of 14.33 percent and a leverage ratio of 10.37 percent. At March 31, 1998, the Registrant had a Tier 1 risk-based capital ratio of 10.81 percent, a total risk-based capital ratio of
13.02 percent and a leverage ratio of 9.4 percent.

YEAR 2000

As with other companies, the Registrant's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates from the Year 2000 ("Y2K") and beyond. The Registrant began planning its Y2K conversion early in 1996 and formed a project committee that meets biweekly to review the status of the conversion. The Registrant's project includes both internal and external reviews. The Registrant's internal efforts address information technology systems and computer chip embedded functions such as vaults, elevators, security systems, building heating and cooling and other operating facilities. External efforts address critical business partners including customers, vendors, service suppliers, and utilities. The Registrants efforts are being conducted in accordance with the Federal Financial Institutions Examinations Council (FFIEC) guidelines. The project management process as required by the FFIEC involves phases and facilitates the categorization of systems according to lost revenues or liability that would be incurred if the system failed. Senior management oversees the project and regularly reports to the Board of Directors. The Registrant identified critical systems as those where failure would result in at least $50,000 in losses per day or $1.5 million of total exposure. All five phases of the FFIEC have been completed with respect to critical systems and substantially completed for the remaining internal systems. During 1999, the Registrant will conduct additional internal integration testing and interface testing with critical business partners. Although this testing is not required, the Registrant is taking steps to ensure its efforts are successful in addressing Y2K problems.

Because internal staff is largely completing the Y2K compliance effort, the Registrant does not expect to incur any significant costs with outside contractors relative to the completion of this task. The Registrant anticipates a total compliance cost of under $10 million; however, no material incremental costs are projected to be incurred. All, but an immaterial amount, of these costs are internal costs related to the lost opportunity of allocating time of the internal staff elsewhere. The estimated cost includes all software, hardware, and labor costs. The Registrant presently believes that with the planned modifications to existing systems and conversion to new systems, the Y2K compliance issues will be resolved on a timely basis, and that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

The risks associated with the Registrant's Y2K compliance relate primarily to its relationship with critical business partners, which include customers, vendors, service suppliers, and utilities and their

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

ability to effectively address their own Y2K issues. Major risks associated with the Y2K issue as it applies to external parties include a shut down of voice and data communication systems due to failure by systems, satellites or telephone companies; excessive cash withdrawal activities; ATM failures; cash courier delays or non-availability; problems with international accounts or offices, including inaccurate or delayed information or inaccessibility to data; and government facilities or utility companies not opening or operating. Each division within the Registrant has initiated projects to assess the Y2K preparedness of individual customers and material relationships and the impact on the Registrant in accordance with FFIEC guidelines. Contingency plans for critical business partners are being developed as their Y2K plans and procedures are analyzed. The Federal Reserve, which is the Registrant's primary bank regulator, includes a review of the risk assessments and contingency plans in its quarterly examinations of the Registrant's Y2K preparedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 2.22 percent over one year and increase by 3.57 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated .86 percent over one year and decrease net interest income by an estimated 4.53 percent over two years. All of these estimated changes in net interest income are within the policy guidelines established by the Registrant's board of directors.


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

On March 16, 1999, the Registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted all of the proposals stated in the Proxy Statement dated February 9, 1999, which is incorporated herein by reference. The proposals voted on and approved by the shareholders are as follows:

1. The election of six Class I Directors (Thomas B. Donnell, Joan R. Herschede, William G. Kagler, James D. Kiggen, David E. Reese, Dennnis
         J. Sullivan, Jr.) to serve until the Annual Meeting of Stockholders in 2002.

2. Approval of the proposal to amend Article Fourth of the Amended Articles of Incorporation to increase the authorized number of shares of Common Stock, without par value, from 300,000,000 shares to 500,000,000 by a vote of 225,376,485 for, 3,127,314 against, and
         1,031,201 withheld.

ITEM 4.  SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)
------------------------------------------------------------------------
3. Approval of the proposal to appoint the firm Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 1999 by a vote of 228,244,491 For, 623,193 against, and 667,317 withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(a)       List of Exhibits

         (3) (i) -Second Amended Articles of Incorporation. As Amended.

         (27)    -Financial Data Schedule for the Three Months Ended March 31,
                 1999

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


                                            Fifth Third Bancorp
                                            -------------------
                                            Registrant


 Date:  May 14, 1999                        /s/ Neal E. Arnold
                                            ------------------
                                            Neal E. Arnold
                                            Executive Vice President and
                                            Chief Financial Officer