Form 10-Q
period 1999-06-30
FIFTH THIRD BANCORP
filed 1999-08-06
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 1999
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

There were 271,346,733 shares of the Registrant's Common Stock, without par value, outstanding as of July 31, 1999.

                               FIFTH THIRD BANCORP

                                      INDEX


Part I.  Financial Information

    Item 1.    Financial Statements

               Consolidated Balance Sheets -
               June 30, 1999 and 1998 and December 31, 1998                                              3

               Consolidated Statements of Income -
               Three and Six Months Ended June 30, 1999 and 1998                                         4

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1999 and 1998                                                   5

               Consolidated Statements of Changes in Shareholders' Equity -
               Six Months Ended June 30, 1999 and 1998                                                   6

               Notes to Consolidated Financial Statements                                           7 - 12

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                       13 - 18

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               19

Part II.  Other Information                                                                             20

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

========================================================================================================================
                                                                JUNE 30,           DECEMBER 31,           JUNE 30,
($000'S)                                                          1999                 1998                 1998
========================================================================================================================
ASSETS
------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                        $      703,303         $    819,862       $      882,432
Securities Available for Sale (a)                                   9,497,834            8,334,625            7,890,292
Securities Held to Maturity (b)                                        63,505               86,013              100,510
Other Short-Term Investments                                          110,472              118,535               39,028
Loans Held for Sale                                                   215,513              492,017              329,870
Loans and Leases
  Commercial Loans                                                  5,117,889            4,822,992            4,562,990
  Construction Loans                                                  670,350              572,082              554,584
  Commercial Mortgage Loans                                         1,332,052            1,178,752            1,239,497
  Commercial Lease Financing                                        1,844,941            1,739,316            1,612,704
  Residential Mortgage Loans                                        4,215,184            4,269,880            5,212,635
  Consumer Loans                                                    3,706,365            3,354,681            3,164,660
  Consumer Lease Financing                                          3,108,614            2,530,535            2,275,574
  Unearned Income                                                    (770,666)            (689,215)            (647,530)
  Reserve for Credit Losses                                          (284,443)            (266,860)            (270,129)
------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                             18,940,286           17,512,163           17,704,985
Bank Premises and Equipment                                           335,396              330,838              316,588
Accrued Income Receivable                                             265,623              282,551              221,150
Other Assets                                                        1,496,489              945,178              807,827
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 31,628,421         $ 28,921,782         $ 28,292,682
========================================================================================================================
LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Deposits
  Demand                                                        $   3,209,577         $  3,194,782        $   2,992,603
  Interest Checking                                                 3,120,466            3,160,227            2,885,282
  Savings and Money Market                                          4,517,651            4,418,523            4,349,236
  Time Deposits                                                     9,281,146            8,006,823            8,565,222
------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                     20,128,840           18,780,355           18,792,343
Federal Funds Borrowed                                              3,239,496            2,038,541            1,872,756
Short-Term Bank Notes                                                 125,000                    -              350,000
Other Short-Term Borrowings                                         2,013,637            1,655,386            1,712,296
Accrued Taxes, Interest and Expenses                                  784,111              710,772              651,217
Other Liabilities                                                     180,753              270,055              199,439
Long-Term Debt                                                      1,823,295            2,288,151            1,637,185
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  28,295,132           25,743,260           25,215,236
========================================================================================================================
SHAREHOLDERS' EQUITY (c)
------------------------------------------------------------------------------------------------------------------------
Common Stock                                                          602,140              592,559              594,729
Capital Surplus                                                       538,774              495,067              484,359
Retained Earnings                                                   2,249,743            2,066,407            1,907,147
Unrealized Gains (Losses) on
  Securities Available for Sale                                       (46,758)              82,448               91,211
Non-Officer Employee Stock Grant                                       (5,981)                   -                    -
Treasury Stock                                                         (4,629)             (57,959)                   -
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          3,333,289            3,178,522            3,077,446
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 31,628,421         $ 28,921,782         $ 28,292,682
========================================================================================================================

(a)  Amortized cost: June 30, 1999 - $9,570,240, December 31, 1998 - $8,208,032
     and June 30, 1998 - $7,749,882.
(b)  Market value: June 30, 1999 - $68,973, December 31, 1998 - $86,013 and June
     30, 1998 - $100,514.
(c) Preferred stock no par value; 500,000 shares authorized none issued; common stock, stated value $2.22 per share; authorized 500,000,000; outstanding June 30, 1999 - 271,234,131, (excludes 73,636 treasury shares) December 31, 1998 - 266,918,544 (excludes 922,028 treasury shares) and June 30, 1998 -
     267,895,839. Outstanding and treasury shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed April 15, 1998.


See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

============================================================================================================================
                                                               THREE MONTHS ENDED                  Six Months Ended
                                                                    JUNE 30,                           June 30,
                                                          -----------------------------------------------------------------
($000's)                                                      1999           1998                1999            1998
============================================================================================================================
INTEREST INCOME
Interest and Fees on Loans and Leases                        $ 367,854       $ 369,690           $ 720,870       $ 725,034
Interest on Securities
  Taxable                                                      150,384         138,792             288,922         284,520
  Exempt from Income Taxes                                       3,047           2,968               5,875           5,908
---------------------------------------------------------------------------------------------------------------------------
Total Interest on Securities                                   153,431         141,760             294,797         290,428
Interest on Other Short-Term Investments                           516           1,924               2,412           4,656
---------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                          521,801         513,374           1,018,079       1,020,118
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits
  Interest Checking                                             17,357          16,790              32,330          32,581
  Savings and Money Market                                      32,399          38,897              64,544          78,353
  Time Deposits                                                100,983         120,001             200,680         242,896
---------------------------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                     150,739         175,688             297,554         353,830
Interest on Federal Funds Borrowed                              38,980          31,881              70,107          59,091
Interest on Short-Term Bank Notes                                7,038          10,061              13,461          22,527
Interest on Other Short-Term Borrowings                         19,941          22,314              40,920          44,470
Interest on Long-Term Debt and Notes                            24,630          23,847              45,370          47,763
---------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                         241,328         263,791             467,412         527,681
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                            280,473         249,583             550,667         492,437
Provision for Credit Losses                                     27,661          44,774              51,021          67,602
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES          252,812         204,809             499,646         424,835
OTHER OPERATING INCOME
Investment Advisory Income                                      42,323          31,149              81,707          58,964
Service Charges on Deposits                                     34,025          32,747              65,570          61,263
Data Processing Income                                          40,881          32,327              78,549          62,157
Other Service Charges and Fees                                  69,463          51,562             134,573         101,366
Securities Gains                                                   660             480               1,919           4,635
---------------------------------------------------------------------------------------------------------------------------
Total Other Operating Income                                   187,352         148,265             362,318         288,385
OPERATING EXPENSES
Salaries, Wages and Incentives                                  80,396          70,004             155,981         136,880
Employee Benefits                                               18,467           9,702              36,161          27,296
Equipment Expenses                                               8,782           8,216              17,552          16,219
Net Occupancy Expenses                                          13,529          12,623              26,660          24,681
Other Operating Expenses                                        74,220          70,815             151,840         139,567
Merger-Related Charges                                               -          89,701                   -          89,701
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                       195,394         261,061             388,194         434,344
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     244,770          92,013             473,770         278,876
Applicable Income Taxes                                         83,214          34,253             161,767          96,885
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (b)                                             $   161,556      $   57,760           $ 312,003       $ 181,991
============================================================================================================================
Per Share (a):
  Basic Earnings                                           $      0.60      $     0.22           $    1.16       $    0.69
  Diluted Earnings                                         $      0.59      $     0.22           $    1.14       $    0.68
  Cash Dividends                                           $      0.20      $     0.17           $    0.40       $    0.34
---------------------------------------------------------------------------------------------------------------------------
Average Shares (000's) (a):
  Outstanding                                                  269,367         264,988             268,264         263,836
  Diluted                                                      274,789         270,026             273,822         268,952
============================================================================================================================
(a) and (b) are described on Page 6.


See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

============================================================================================================================
                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                           --------------------------------
($000's)                                                                                        1999             1998
============================================================================================================================
OPERATING ACTIVITIES
Net Income                                                                                    $    312,003      $  181,991
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                     51,021          67,602
    Depreciation, Amortization and Accretion                                                        33,457          40,408
    Provision for Deferred Income Taxes                                                             65,235           6,213
    Realized Securities Gains                                                                       (2,368)         (6,922)
    Realized Securities Losses                                                                         449           2,287
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                              1,471,492       1,705,308
    Net Gains on Sales of Loans                                                                    (22,814)        (14,278)
    Increase in Residential Mortgage Loans Held for Sale                                        (1,183,249)     (1,757,128)
    Decrease (Increase) in Accrued Income Receivable                                                16,928          (8,101)
    Increase in Other Assets                                                                      (545,777)        (65,987)
    Increase in Accrued Taxes, Interest and Expenses                                                73,339          80,890
    Increase (Decrease) in Other Liabilities                                                       (36,339)         12,337
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          233,377         244,620
============================================================================================================================
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                               411,336       1,209,351
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                    1,370,162       1,310,853
Purchases of Securities Available for Sale                                                      (2,869,044)     (2,194,182)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                         28,116          28,824
Purchases of Securities Held to Maturity                                                            (5,608)        (51,865)
Decrease in Other Short-Term Investments                                                             8,063         141,397
Increase in Loans and Leases                                                                    (1,738,093)       (793,197)
Purchases of Bank Premises and Equipment                                                           (30,586)        (31,399)
Proceeds from Disposal of Bank Premises and Equipment                                                9,334           4,517
Net Cash Paid in Acquisitions                                                                          (44)        (15,000)
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (2,816,364)       (390,701)
============================================================================================================================
FINANCING ACTIVITIES
Increase (Decrease) in Core Deposits                                                               (77,013)         13,164
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                                1,425,498        (240,717)
Increase in Federal Funds Borrowed                                                               1,200,955         619,203
Increase (Decrease) in Short-Term Bank Notes                                                       125,000        (205,000)
Increase (Decrease) in Other Short-Term Borrowings                                                 358,251        (130,082)
Proceeds from Issuance of Long-Term Debt and Notes                                                 170,000       1,102,869
Repayment of Long-Term Debt                                                                       (635,029)       (973,383)
Payment of Cash Dividends                                                                         (106,875)        (76,627)
Exercise of Stock Options                                                                           12,183           9,759
Proceeds from Sale of Common Stock                                                                       -         178,125
Purchases of Treasury Stock                                                                              -         (45,896)
Other                                                                                               (6,542)           (280)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        2,466,428         251,135
===========================================================================================================================
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                    (116,559)        105,054
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                     819,862         777,378
---------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                         $ 703,303       $ 882,432
---------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

===========================================================================================================================
                                                                                    --------------------------------------
                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                    --------------------------------------
($000'S)                                                                                   1999                1998
===========================================================================================================================
BALANCE AT DECEMBER 31                                                                     $ 3,178,522        $ 2,762,836
Net Income                                                                                     312,003            181,991
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains on Securities Available for Sale                                   (129,206)            (7,043)
--------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                      182,797            174,948
Cash Dividends Declared (1999 - $.40 per share
  and 1998 - $.34 per share) (a)                                                              (107,736)           (87,983)
Shares Acquired for Treasury                                                                         -            (45,896)
Non-Officer Employee Stock Grant (c)                                                            (5,981)                 -
Earnings Adjustment of Pooled Entity (b)                                                             -             (7,803)
Stock Options Exercised
  Including Treasury Shares Issued                                                              12,183              9,759
Stock Issued in Public Offering                                                                    (44)           178,125
Stock Issued in Acquisitions and Other                                                          73,548             93,460
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30                                                                         $ 3,333,289        $ 3,077,446
===========================================================================================================================

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

(c)  See Note 7 to the Consolidated Financial Statements.


See Notes to Consolidated Financial Statements

                              FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of June 30, 1999 and 1998, the results of operations for the three and six months ended June 30, 1999 and 1998, and the statements of cash flows for the six months ended June 30, 1999 and 1998. In accordance with generally accepted accounting principles for interim financial information, these statements do not include certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1998 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant"). The results of operations and statements of cash flows for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 1998, included in the Registrant's Annual Report on Form 10-K.

2.       Pending Business Combinations:
         On August 6, 1999, the Registrant completed the acquisition of Emerald Financial Corp., a unitary saving and loan holding company based in Strongsville, Ohio. At March 31, 1999, Emerald Financial had total assets of $677.1 million and total deposits of $562.4 million. In connection with this acquisition, the Registrant exchanged approximately 3,430,000 shares of Fifth Third common stock with the shareholders of Emerald Financial Corp.

         On July 12, 1999, the Registrant agreed to acquire Peoples Bank Corporation and its subsidiary, Peoples Bank & Trust Company. As of June 30, 1999, Peoples Bank Corporation had total assets of $650 million and total deposits of $566 million. The merger agreement provides that 1.09 shares of the Fifth Third's common stock will be exchanged for each share of Peoples Bank Corporation common stock on a tax-free basis. The transaction is expected to close in the fourth quarter of 1999, pending regulatory and shareholder approval. In connection with this acquisition, the Registrant expects to exchange approximately 3,850,000 shares of Fifth Third common stock with the shareholders of Peoples Bank Corporation.

         On July 9, 1999, the Registrant acquired Vanguard Financial Co., a privately-held commercial mortgage banking company headquarted in Cincinnati, Ohio, which originated more than $400 million in financing and equity transactions in 1998, and has a loan servicing portfolio in excess of $700 million. The transaction was accounted for as a purchase. Pro forma effects of this acquisition were not material to the Registrant.

         On June 16, 1999, the Registrant agreed to acquire CNB Bancshares, Inc., a bank holding company based in Evansville, Indiana which owns Civitas Bank. As of June 30, 1999, CNB Bancshares, Inc. had total assets of $7.7 billion and deposits of $4.9 billion. The acquisition is expected to be completed in the fourth quarter of 1999, pending regulatory and shareholder approval. The merger agreement provides that .8825 shares of Fifth Third's common stock will be exchanged for each share of CNB Bancshares, Inc. common stock on a tax-free basis. In connection with this acquisition, the Registrant expects to exchange approximately 35,800,000 shares of Fifth Third common stock with the shareholders of CNB Bancshares, Inc.

3.       Completed Business Combinations:
         On June 11, 1999, the Registrant completed the acquisition of South Florida Bank Holding Corporation, a bank holding company based in Ft. Myers, Florida, which owns South Florida Bank. As of March 31, 1999, South Florida had total assets of $92.5 million and deposits of $78.8 million. In connection with this acquisition, the Registrant exchanged 442,560 shares of Fifth Third common stock with the shareholders of South Florida.

         On May 14, 1999, the Registrant completed the acquisition of Enterprise Federal Bancorp, Inc., a savings and loan holding company based in West Chester, Ohio. As of March 31, 1999, Enterprise Federal Bancorp, Inc. had total assets of $539 million and total deposits of $323 million. In connection with this acquisition, the Registrant exchanged 1,676,596 shares of Fifth Third common stock with the shareholders of Enterprise Federal Bancorp, Inc.

         On April 16, 1999, the Registrant completed the acquisition of Ashland Bankshares, Inc., which owns the Bank of Ashland. Ashland Bankshares, Inc. is based in Ashland, Kentucky, with $168 million in assets and deposits of $152 million at March 31, 1999. In connection with the acquisition, the Registrant exchanged 1,224,860 shares of Fifth Third common stock with the shareholders of Ashland Bankshares, Inc.

         The Consolidated Financial Statements have not been restated to include the South Florida Bank, Enterprise Federal Bancorp, and Ashland Bankshares acquisitions, accounted for as pooling-of-interests, due to immateriality.

         On June 12, 1998, the Registrant acquired The Ohio Company, a full-service broker-dealer for retail and institutional clients headquartered in Columbus, Ohio. The acquisition was accounted for as a purchase. In connection with the acquisition, the Registrant exchanged 1,862,765 shares of Fifth Third common stock for all of the outstanding shares of The Ohio Company.

4. For the six months of 1999, the Registrant paid $476,974,000 in interest and $77,750,000 in Federal income taxes. For the first six months of 1998, the Registrant paid $533,868,000 in interest and $83,950,000 in Federal income taxes. During the first half of 1999 and 1998, the Registrant had noncash investing activities consisting of the securitization of $258,949,000 and $82,604,000 of residential mortgage loans, respectively.

5. In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal periods beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", to amend Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The adoption of Statement No. 133 is not expected to have a material effect on the Registrant's consolidated statement of financial condition.

6. In 1998, The Registrant adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision makers manage the business. The Registrant's principal segments include retail banking, commercial banking, investment advisory services, and data processing. Retail banking provides a full range of deposit products and consumer loans and leases. Commercial banking offers services to business, government, and professional customers. Investment advisory services provide a full range of investment alternatives for individuals, companies, and not-for-profit organizations. Data processing, through Midwest Payment Systems (MPS), provides electronic funds transfer (EFT) services, merchant transaction processing, operates the Registrant's Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General corporate and other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments. Total revenues exclude securities gains and losses. Results of operations and selected financial information by operating segment for the three and six months ended June 30, 1999 and 1998 are as follows:

Three Months Ended                         INVESTMENT                  GENERAL
   June 30,        COMMERCIAL    RETAIL     ADVISORY       DATA       ACQUIRED      CORPORATE
   ($000'S)         BANKING     BANKING     SERVICES    PROCESSING(a) ENTITIES      AND OTHER  ELIMINATIONS (a)  TOTAL
============================================================================================================================
    1999
Total Revenues     $124,748     $238,755     $ 53,833     $ 44,389     $   --        $  9,141      $ (3,701)     $467,165
----------------------------------------------------------------------------------------------------------------------------
Net Income         $ 51,363     $ 76,218     $ 16,872     $ 14,456     $   --        $  2,647      $   --        $161,556
============================================================================================================================

  1998
Total Revenues     $ 92,707     $171,914     $ 38,219     $ 35,393     $ 34,320      $ 28,131      $ (3,316)     $397,368
----------------------------------------------------------------------------------------------------------------------------
Net  Income        $ 28,675     $ 61,786     $ 13,016     $ 10,207     $(68,180)     $ 12,256      $   --        $  7,760
============================================================================================================================

Six Months Ended                           INVESTMENT                 GENERAL
   June 30,        COMMERCIAL    RETAIL     ADVISORY       DATA       ACQUIRED      CORPORATE
   ($000'S)         BANKING     BANKING     SERVICES    PROCESSING(a) ENTITIES      AND OTHER  ELIMINATIONS (a)  TOTAL
============================================================================================================================
     1999
Total Revenues     $238,253     $478,393     $103,944     $ 84,510     $   --        $ 12,871      $ (6,905)     $911,066
----------------------------------------------------------------------------------------------------------------------------
Net Income         $ 98,647     $157,239     $ 32,489     $ 26,209     $   --        $ (2,581)     $    --       $312,003
============================================================================================================================

    1998
Total Revenues     $177,853     $334,304     $ 72,346     $ 67,931     $ 93,071      $ 36,885      $ (6,203)     $776,187
----------------------------------------------------------------------------------------------------------------------------
Net Income         $ 63,900     $114,274     $ 24,847     $ 19,176     $(52,930)     $ 12,724      $   --        $181,991
============================================================================================================================

(a)- Data Processing services revenues provided to the banking segments by MPS are eliminated in the Consolidated Statements of Income.

         There were no material changes in the identifiable assets that were disclosed in the Registrant's December 31, 1998 Annual Report on Form 10-K.

---------------------------------------------------------------

7. On May 3, 1999, the Registrant issued 86,375 shares of common stock under the 1998 Long-Term Incentive Plan. These shares were awarded to non-officer employees with three or more years of service. The market value of these shares on the date of grant was approximately
         $6.5 million. This award is being recognized as compensation expense over the two-year vesting period. The unamortized cost is reported as a reduction of shareholders' equity.

8. In 1998, the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for the reporting and display of net income and nonowner changes in equity. The Registrant elected to present the required disclosures in the Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net income and Nonowner Changes in Equity," represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the six months ended June 30, 1999 and 1998 are provided below ($000s).

                                                                                                   1999               1998
===========================================================================================================================
Reclassification Adjustments, Before Tax
===========================================================================================================================
Change in Unrealized Gains Arising During Period                                             $(200,697)          $(15,470)
Reclassification Adjustment for Gains Included in Net Income
                                                                                                 1,919              4,635
===========================================================================================================================
Net Unrealized Losses on Securities Available for Sale                                       $(198,778)          $(10,835)
===========================================================================================================================

Related Tax Effects
===========================================================================================================================
Change in Unrealized Gains Arising During Period                                             $  70,244           $  5,414
Reclassification Adjustment for Gains Included in Net Income                                      (672)            (1,622)
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                       $  69,572           $  3,792
===========================================================================================================================
Reclassification Adjustments, Net of Tax
===========================================================================================================================
Change in Unrealized Gains Arising During Period                                             $(130,453)          $(10,056)
Reclassification Adjustment for Gains Included in Net Income                                     1,247              3,013
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                       $(129,206)          $ (7,043)
===========================================================================================================================

Accumulated Nonowner Changes in Equity
===========================================================================================================================
Beginning Balance-Unrealized Holding Gains on Securities Available for Sale                  $  82,448           $ 98,254
Current Period Change                                                                         (129,206)            (7,043)
---------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains (Losses) on Securities Available for Sale             $(46,758)          $ 91,211
===========================================================================================================================

---------------------------------------------------------------
9. On May 12, 1998, the Registrant issued 3,600,000 shares of common stock through a public offering. The Registrant used the net proceeds from the sale of common stock for general corporate purposes. The issuance of the shares also facilitated the Registrant's ability to account for the acquisition of State Savings Company as a pooling-of-interests.

10. Reconciliation of Earning Per Share to Diluted Earning Per Share:

THREE MONTHS ENDED JUNE 30,                               1999                                     1998
==========================================================================================================================
                                            NET          AVERAGE      PER-SHARE       NET         AVERAGE     PER-SHARE
($000's)                                   INCOME        SHARES       AMOUNT         INCOME       SHARES       AMOUNT
==========================================================================================================================
EPS
Income available to
   Common shareholders                     $ 161,556       269,367       $ 0.60       $ 57,760      264,988       $ 0.22
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                5,422                                    5,038
-------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income available to
   Common shareholders
   Plus assumed conversions                $ 161,556       274,789       $ 0.59      $  57,760      270,026       $ 0.22
==========================================================================================================================


SIX MONTHS ENDED JUNE 30,                                 1999                                     1998
==========================================================================================================================
                                            NET          AVERAGE      PER-SHARE       NET         AVERAGE     PER-SHARE
($000's)                                   INCOME        SHARES       AMOUNT         INCOME       SHARES       AMOUNT
==========================================================================================================================
EPS
Income available to
   Common shareholders                     $ 312,003       268,264       $ 1.16       $181,991      263,836        $ .69
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                5,558                                    5,116
-------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income available to
   Common shareholders
   Plus assumed conversions                $ 312,003       273,822       $ 1.14       $181,991      268,952       $ 0.68
==========================================================================================================================

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

RESULTS OF OPERATIONS

The Registrant's operating income was $312.0 million for the first six months of 1999 and $161.6 million for the second quarter, up 21 percent for both periods, compared to $257.6 million and $133.3 million for the same periods last year. Second quarter diluted operating earnings per share was $.59, up 18 percent over last year's $.50 and $1.14 for the first six months, up 18.8 percent over 1998's $.96.

Operating earnings, in 1998, exclude nonrecurring pretax charges of $106.4 million resulting from mergers with CitFed Bancorp, Inc. and State Savings Company. The effect of these charges was to reduce net income by $75.6 million, or $.28 per diluted share. Including the nonrecurring charges, earnings per diluted share, in 1998, was $.22 for the second quarter with net income totaling $57.8 million. For the six month period ending June 30, 1998 including the nonrecurring charges, net income was $181.9 million, or $.68 per diluted share.

Total assets were $31.6 billion at quarter end, compared to 1998's quarter-end assets of $28.3 billion. On an operating basis, return on average equity was
19.6 percent and return on average assets was 2.12 percent for the second quarter of 1999 compared to 18.4 percent and 1.86 percent, respectively, for the same quarter of last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income on a fully taxable equivalent basis for the second quarter of 1999 was $295 million, a 12.8 percent increase over $261.5 million for the same period of 1998. For the six month period net interest income on a fully taxable equivalent basis increased to $579.2 million, or 12.2 percent, from the $516.2 million reported in the same period last year. The increase during the quarter resulted principally from a 28 basis point increase in the net interest margin and a 5.3 percent growth in average interest earning-asset. For the six month period, the net interest margin improved 34 basis points to 4.19 percent from 3.85 percent. The improvement in both the three and six month periods was primarily attributable to an improved funding mix with growth in average transaction deposits and solid commercial and consumer loan growth.

The net provision for credit losses was $27.7 million in the 1999 second quarter, compared to $44.7 million in the same 1998 quarter which included a $16.7 million provision to conform acquired companies to the Registrant's reserving and charge-off practices. Net charge-offs for the second quarter were
 .44 percent of average loans and leases, compared with .49 percent for the second quarter of 1998. Underperforming assets (UPA's) declined to .61 percent of total loans and leases and other real estate owned, or $117.5 million during the quarter compared to .70 percent, or $126.6 million last quarter and .76 percent, or $137.1 million in the second quarter of 1998. Nonperforming assets (NPA's) as a percentage of total loans, leases and other real estate owned was
 .23 percent at June 30, 1999, down from .25 percent last quarter and .49 percent for the same period last year.

The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are credited to the reserve in an amount that management considers necessary to maintain an appropriate level of reserves given the estimated losses in the portfolio.

The reserve is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from "base" and "conservative" estimates. The Registrant's methodology for assessing the appropriate reserve level consists of several key elements.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for loss accrual.

Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-offs experience sustained on loans according to their internal risk grade. These grades encompass nine categories that define a borrower's ability to repay their loan obligations.

Homogenous loans, such as consumer installment, residential mortgage loans, and automobile leases are not individually risk graded. Reserves are established for each pool of loans based on the expected net-charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans of pools of loans.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgement, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Registrant's internal credit examiners.

Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Total other operating income, excluding securities gains, for the second quarter increased 26.3 percent to $186.7 million compared to the second quarter of 1998 and increased to $360.4 million for the first six months of 1999, or 27 percent over the same period last year. Investment advisory income increased 35.9 percent in the quarter and 38.6 percent for the six month period, primarily due to double-digit growth in personal trust, employee benefits, corporate trust and brokerage revenue. Improved sales, favorable equity markets and expansion of brokerage through acquisitions and new products all contributed to the growth. Data processing income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased 26.5 percent, to $40.9 million and to $78.5 million, or 26.4 percent from the three and six month periods of last year, respectively. Increases in electronic funds transfer (EFT) and merchant processing volume coupled with higher transaction volume from expanded debit and ATM card usage contributed to the increase in data processing income. Improvements in commercial banking income, credit card fees, and mortgage banking revenue contributed to the 34.7 percent increase during the quarter and the 32.8 percent increase in the six month period in other service charges and fees.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 40.5 percent for the quarter and 41.2 percent for the six month period. Excluding the 1998 merger-related charges of $89.7 million, the overhead ratio in 1998 was 41.8 percent for the second quarter of 1998 and 42.8 percent for six month period. Operating expenses in 1998 include a one-time, merger-related pretax charge of $89.7 million resulting directly from the acquisitions of CitFed Bancorp, Inc. and State Savings Company. The charges consist of employee-related obligations, including change-of-control benefits and severance, costs to eliminate duplicate facilities and equipment, contract terminations, conversion expenses and professional fees. The improvement in the overhead ratio was primarily due to increased revenues during the quarter and six month period. Total operating expenses, increased 14 percent, to $195.4 million, during the quarter and increased 12.6 percent, to $388 million, for the six month period. Salaries, wages, and incentives increased 14.8 percent in the quarter and 13.9 percent during the six month period, primarily due to additional compensation incurred to support improved sale volumes coupled with an increase in full-time-equivalent employees. Employee benefit expense increased to $18.5 million for the quarter and to $36.2 million for the six month period. The employee benefit expense increase is attributable primarily to modifications made to the Registrant's Pension and 401(K) plans. Total other operating expenses increased 4.8 percent, to $74.2 million, for the quarter and 8.8 percent, to $151.8 million, for the six month period.

FINANCIAL CONDITION

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Net interest income growth continues to be fueled by improved interest earning-asset and deposit mix, interest earning-asset growth, and net interest margin improvement. Average demand deposits and interest checking accounts grew 15.5 percent and 17.4 percent, respectively, from the same period last year highlighting the success in emphasizing customer deposit accounts. Direct installment loan originations were $531.6 million this quarter, exceeding $454 million last quarter and $410 million in the second quarter last year. Residential mortgage originations surpassed $1 billion this quarter compared to $1.5 billion in the same quarter a year ago. Commercial loans and consumer loans and leases all benefited from double-digit growth, from the same period last year, led by a significant increase in commercial loans.

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

At June 30, 1999, shareholders' equity was $3.333 billion, compared to $3.077 billion at June 30, 1998, an increase of $256 million, or 8.3 percent. Shareholders' equity as a percentage of total assets as of June 30, 1999 was
10.8 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital, and leverage as 6 percent, 10 percent, and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at June 30, 1999 and 1998. At June 30, 1999, the Registrant had a Tier 1 risk-based capital ratio of 12.12 percent, a total risk-based capital ratio of 14.13 percent and a leverage ratio of 10.72 percent. At June 30, 1998, the Registrant had a Tier 1 risk-based capital ratio of 11.93 percent, a total risk-based capital ratio of 14.28 percent and a leverage ratio of 9.88 percent.

YEAR 2000

As with other companies, the Registrant's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates from the Year 2000 ("Y2K") and beyond. The Registrant began planning its Y2K conversion early in 1996 and formed a project committee that meets biweekly to review the status of the conversion. The Registrant's project includes both internal and external reviews. The Registrant's internal efforts address information technology systems and computer chip embedded functions such as vaults, elevators, security systems, building heating and cooling and other operating facilities. External efforts address critical business partners including customers, vendors, service suppliers, and utilities. The Registrants' efforts are being conducted in accordance with the Federal Financial Institutions Examinations Council (FFIEC) guidelines. The project management process as required by the FFIEC involves phases and facilitates the categorization of systems according to lost revenues or liability that would be incurred if the system failed. Senior management oversees the project and regularly reports to the Board of Directors. The Registrant identified critical systems as those where failure would result in at least $50,000 in losses per day or $1.5 million of total exposure. All five phases of the FFIEC have been completed with respect to critical systems and substantially

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The risks associated with the Registrant's Y2K compliance relate primarily to its relationship with critical business partners, which include customers, vendors, service suppliers, and utilities and their ability to effectively address their own Y2K issues. Major risks associated with the Y2K issue as it applies to external parties include a shut down of voice and data communication systems due to failure by systems, satellites or telephone companies; excessive cash withdrawal activities; ATM failures; cash courier delays or non-availability; problems with international accounts or offices, including inaccurate or delayed information or inaccessibility to data; and government facilities or utility companies not opening or operating. Each division within the Registrant has initiated projects to assess the Y2K preparedness of individual customers and material relationships and the impact on the Registrant in accordance with FFIEC guidelines. Contingency plans for critical business partners are being developed as their Y2K plans and procedures are analyzed. The Federal Reserve, which is the Registrant's primary bank regulator, includes a review of the risk assessments and contingency plans in its quarterly examinations of the Registrant's Y2K preparedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 4.39 percent over one year and increase by 2.10 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.80 percent over one year and decrease net interest income by an estimated 8.31 percent over two years. All of these estimated changes in net interest income are within the policy guidelines established by the Registrant's board of directors.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

          (27)-Financial Data Schedules for the Six Months Ended June 30, 1999

(b)      Reports on Form 8-K

         Reports on Form 8-K filed during second quarter:

The Registrant filed a report on Form 8-K dated June 16, 1999, related to the execution of an agreement to acquire CNB Bancshares, Inc., pursuant to which CNB BancShares, Inc. will be merged with and into the Registrant.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Fifth Third Bancorp
                                         --------------------------------
                                          Registrant


 Date:  August 6, 1999                    /s/ Neal E. Arnold
                                         --------------------------------
                                         Neal E. Arnold
                                         Senior Vice President and
                                         Chief Financial Officer