Form 10-Q
period 1999-09-30
FIFTH THIRD BANCORP
filed 1999-11-12
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1999
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

There were 305,321,874 shares of the Registrant's Common Stock, without par value, outstanding as of October 31, 1999.

                               FIFTH THIRD BANCORP

                                      INDEX


Part I.  Financial Information
    Item 1.    Financial Statements

               Consolidated Balance Sheets -
               September 30, 1999 and 1998 and December 31, 1998                   3

               Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 1999 and 1998             4

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1999 and 1998                       5

               Consolidated Statements of Changes in Shareholders' Equity -
               Nine Months Ended September 30, 1999 and 1998                       6

               Notes to Consolidated Financial Statements                     7 - 12

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 13 - 18

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk         19

Part II.  Other Information                                                       20



FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,          December 31,       September 30,
($000'S)                                                             1999                 1998                 1998
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                            $  716,591            $ 820,716           $  749,403
Securities Available for Sale (a)                                   9,985,754            8,464,697            8,559,241
Securities Held to Maturity (b)                                        91,189               86,013               85,175
Other Short-Term Investments                                          354,198              126,048              143,851
Loans Held for Sale                                                   117,982              492,017              367,355
Loans and Leases
  Commercial Loans                                                  5,261,495            4,822,992            4,682,028
  Construction Loans                                                  715,862              586,116              556,906
  Commercial Mortgage Loans                                         1,485,076            1,214,329            1,219,803
  Commercial Lease Financing                                        1,978,367            1,739,316            1,650,675
  Residential Mortgage Loans                                        4,596,824            4,469,469            4,603,837
  Consumer Loans                                                    3,936,522            3,358,336            3,262,111
  Consumer Lease Financing                                          3,386,144            2,530,535            2,386,936
  Unearned Income                                                    (834,081)            (690,342)            (669,317)
  Reserve for Credit Losses                                          (303,416)            (267,666)            (262,341)
------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                             20,222,793           17,763,085           17,430,638
Bank Premises and Equipment                                           345,274              334,867              328,283
Accrued Income Receivable                                             259,591              284,298              272,009
Other Assets                                                        1,144,305              946,559              803,758
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 33,237,677         $ 29,318,300         $ 28,739,713
------------------------------------------------------------------------------------------------------------------------
LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Deposits
  Demand                                                          $ 3,246,117          $ 3,196,448          $ 2,879,293
  Interest Checking                                                 3,216,060            3,170,731            2,811,776
  Savings and Money Market                                          4,551,127            4,466,576            4,394,455
  Time Deposits                                                     8,525,025            8,152,429            8,756,523
------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                     19,538,329           18,986,184           18,842,047
Federal Funds Borrowed                                              3,306,603            2,038,541            2,023,793
Short-Term Bank Notes                                                 467,000                    -               60,000
Other Short-Term Borrowings                                         3,674,709            1,655,386            1,730,674
Accrued Taxes, Interest and Expenses                                  774,721              712,535              757,587
Other Liabilities                                                     413,233              271,521              186,679
Long-Term Debt                                                      1,657,822            2,438,151            1,992,663
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  29,832,417           26,102,318           25,593,443
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY ( c )
------------------------------------------------------------------------------------------------------------------------
Common Stock                                                          610,345              596,281              595,850
Capital Surplus                                                       536,804              513,313              483,121
Retained Earnings                                                   2,401,195            2,081,520            2,020,766
Unrealized Gains (Losses) on
  Securities Available for Sale                                      (138,093)              82,827              117,803
Non-Officer Employee Stock Grant                                       (4,991)                   -                    -
Treasury Stock                                                              -              (57,959)             (71,270)
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          3,405,260            3,215,982            3,146,270
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 33,237,677         $ 29,318,300         $ 28,739,713
------------------------------------------------------------------------------------------------------------------------

(a) Amortized cost: September 30, 1999 - $10,198,311, December 31, 1998 - $8,337,530 and September 30, 1998 - $8,378,25.
(b)  Market value: September 30, 1999 - $90,972, December 31, 1998 - $86,013 and
     September 30, 1998 - $85,170.
(c) Preferred stock no par value; 500,000 shares authorized; none issued. Common stock stated value $2.22 per share; authorized 500,000,000; outstanding September 30, 1999 - 274,930,084, December 31, 1998 - 268,595,140 (excludes 922,028 treasury shares) and September 30, 1998 - 268,400,854 (excludes 1,116,365 treasury shares). Outstanding and treasury shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared March 17, 1998 and distributed
     April 15, 1998.

See Notes to Consolidated Financial Statements


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                  Nine Months Ended
                                                                  SEPTEMBER 30,                      September 30,
                                                          -----------------------------------------------------------------
($000'S)                                                      1999            1998                1999            1998
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans and Leases                         $ 392,692       $ 371,737         $ 1,122,008    $ 1,105,621
Interest on Securities
  Taxable                                                       154,052         131,713             447,233        418,588
  Exempt from Income Taxes                                        2,760           3,097               8,635          9,005
---------------------------------------------------------------------------------------------------------------------------
Total Interest on Securities                                    156,812         134,810             455,868        427,593
Interest on Other Short-Term Investments                          2,987           2,574               5,774          7,828
---------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                           552,491         509,121           1,583,650      1,541,042
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits
  Interest Checking                                              18,238          18,074              50,655         50,720
  Savings and Money Market                                       34,915          37,271             100,479        116,380
  Time Deposits                                                 113,793         120,350             319,057        366,735
---------------------------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                      166,946         175,695             470,191        533,835
Interest on Federal Funds Borrowed                               51,386          30,800             121,493         89,891
Interest on Short-Term Bank Notes                                 3,001           3,219              16,651         25,746
Interest on Other Short-Term Borrowings                          22,385          21,130              63,305         66,295
Interest on Long-Term Debt and Notes                             23,616          25,531              72,075         76,073
---------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                          267,334         256,375             743,715        791,840
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             285,157         252,746             839,935        749,202
Provision for Credit Losses                                      23,233          15,279              77,944         82,971
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           261,924         237,467             761,991        666,231
OTHER OPERATING INCOME
Investment Advisory Income                                       43,114          38,489             124,821         97,453
Service Charges on Deposits                                      36,220          32,936             101,790         94,199
Data Processing Income                                           45,098          35,412             123,647         97,569
Other Service Charges and Fees                                   70,746          58,303             205,366        159,750
Securities Gains                                                  1,965           2,236               3,662          7,207
---------------------------------------------------------------------------------------------------------------------------
Total Other Operating Income                                    197,143         167,376             559,286        456,178
OPERATING EXPENSES
Salaries, Wages and Incentives                                   81,376          76,065             242,321        214,520
Employee Benefits                                                13,390          15,053              49,551         42,349
Equipment Expenses                                                8,797           8,191              26,722         24,004
Net Occupancy Expenses                                           14,664          13,304              41,568         38,110
Other Operating Expenses                                         77,907          70,159             236,087        210,916
Merger-Related Charges                                                -               -                   -         89,701
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                        196,134         182,772             596,249        619,600
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      262,933         222,071             725,028        502,809
Applicable Income Taxes                                          89,429          77,282             248,047        174,835
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (b)                                                $ 173,504       $ 144,789           $ 476,981      $ 327,974
---------------------------------------------------------------------------------------------------------------------------
Per Share (a):
  Basic Earnings                                                $  0.64         $  0.54             $  1.76        $  1.23
  Diluted Earnings                                              $  0.62         $  0.53             $  1.72        $  1.21
  Cash Dividends                                                $  0.24         $  0.17             $  0.64        $  0.51
---------------------------------------------------------------------------------------------------------------------------
Average Shares (000's) (a):
  Outstanding                                                   273,445         268,327             270,796        266,227
  Diluted                                                       278,381         273,711             276,597        271,446
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                            -------------------------------
($000's)                                                                                         1999            1998
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                                   $    476,981     $    327,974
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                    77,944          82,971
    Depreciation, Amortization and Accretion                                                       61,296          60,287
    Provision for Deferred Income Taxes                                                            122,171          37,947
    Realized Securities Gains                                                                       (5,079)         (9,321)
    Realized Securities Losses                                                                       1,417           2,114
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                              1,743,538       2,382,295
    Net Gains on Sales of Loans                                                                    (26,685)        (24,022)
    Increase in Residential Mortgage Loans Held for Sale                                        (1,369,503)     (2,444,211)
    Decrease (Increase) in Accrued Income Receivable                                                24,707         (57,847)
    Increase in Other Assets                                                                      (219,845)        (81,031)
    Increase (Decrease) in Accrued Taxes, Interest and Expenses                                    (60,391)        112,412
    Increase (Decrease) in Other Liabilities                                                       141,620         (27,615)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          968,171         361,953
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                               903,968       1,627,182
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                    1,964,079       1,745,668
Purchases of Securities Available for Sale                                                      (3,714,455)     (2,644,878)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                         30,526          39,356
Purchases of Securities Held to Maturity                                                           (32,513)        (52,058)
Decrease (Increase)  in Other Short-Term Investments                                              (223,355)         46,904
Increase in Loans and Leases                                                                    (3,330,068)     (1,200,693)
Purchases of Bank Premises and Equipment                                                           (51,246)        (50,207)
Proceeds from Disposal of Bank Premises and Equipment                                               13,459           7,621
Net Cash Acquired (Paid) in Acquisitions                                                               493         (15,000)
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (4,439,112)       (496,105)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (Decrease) in Core Deposits                                                               203,664        (426,634)
Increase in CDs - $100,000 and Over, including Foreign                                             343,615          53,417
Increase in Federal Funds Borrowed                                                               1,268,062         770,240
Increase (Decrease) in Short-Term Bank Notes                                                       467,000        (495,000)
Increase (Decrease) in Other Short-Term Borrowings                                               2,019,109        (136,704)
Proceeds from Issuance of Long-Term Debt and Notes                                                 320,000       1,562,869
Repayment of Long-Term Debt                                                                     (1,100,416)     (1,148,889)
Payment of Cash Dividends                                                                         (174,130)       (124,143)
Exercise of Stock Options                                                                           20,800          19,573
Proceeds from Sale of Common Stock                                                                       -         178,125
Purchases of Treasury Stock                                                                              -        (143,890)
Other                                                                                                 (888)         (3,598)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        3,366,816         105,366
---------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                               (104,125)        (28,786)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                     820,716         778,189
---------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                         $ 716,591       $ 749,403
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                    ---------------------------------------
($000'S)                                                                                   1999                 1998
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                                                                     $ 3,215,982         $ 2,794,260
Net Income                                                                                     476,981             327,974
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains on Securities Available for Sale                                   (220,920)             19,498
---------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                      256,061             347,472
Cash Dividends Declared (1999 - $.64 per share
  and 1998 - $.34 per share) (a)                                                              (173,719)           (133,326)
Shares Acquired for Treasury                                                                         -            (143,890)
Non-Officer Employee Stock Grant ( c )                                                          (4,991)                  -
Earnings Adjustment of Pooled Entities (b)                                                         548              (7,803)
Stock Options Exercised
  Including Treasury Shares Issued                                                              20,800              19,573
Fractional Shares Issued                                                                           (44)                  -
Stock Issued in Public Offering                                                                      -             178,125
Stock Issued in Acquisitions and Other                                                          90,623              91,859
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30                                                                    $ 3,405,260         $ 3,146,270
---------------------------------------------------------------------------------------------------------------------------

(a) Cash dividends per common share for the 1999 period are those of Fifth Third Bancorp declared prior to the second quarter 1999 merger with Enterprise Federal Bancorp, Inc. ("Enterprise"). Cash dividends per common share for the 1998 period are those of Fifth Third Bancorp declared prior to the 1998 second quarter mergers with CitFed Bancorp, Inc. ("CitFed") and State Savings Company.
(b) The restatement of the Enterprise merger was accomplished by combining Enterprise's September 30, 1998 fiscal year-end financial information with that of the Bancorp's December 31, 1998 calendar information. In 1999, Enterprises' fiscal year was conformed to the Bancorp's calendar year. As a result of conforming fiscal periods, the Bancorp's consolidated statements of income for the fourth quarter of 1998 excludes Enterprise's net income for the three months ended December 31, 1998 of $548. An adjustment to shareholders' equity includes the effect of excluding Enterprise's financial results for the three months ended December 31, 1998. The restatement of the CitFed merger was accomplished by combining CitFed's March 31, 1998 fiscal year financial information with the Bancorp's December 31, 1997 calendar year financial information. In 1998, CitFed's fiscal year was conformed to the Bancorp's calendar year. As a result of conforming fiscal periods, the Bancorp's consolidated statement of income for the fourth quarter of 1997 and the first quarter of 1998 include CitFed's net income for the three months ended March 31, 1998 of $7,803. An adjustment to shareholders' equity removes the effect of including CitFed's financial results in both periods.
(c)  See Note 8 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

                                  FINANCIAL INFORMATION
ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of September 30, 1999 and 1998, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. In accordance with generally accepted accounting principles for interim financial information, these statements do not include certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1998 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant"). The results of operations and statements of cash flows for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 1998, included in the Registrant's Annual Report on Form 10-K.

2. Financial data for all prior periods have been restated to reflect the second quarter 1999 acquisition with Enterprise Federal Bancorp, Inc. ("Enterprise"), a publicly-traded savings and loan holding company headquartered in West Chester, Ohio with $539 million in assets. The acquisition was a tax-free, stock-for-stock exchange accounted for as a pooling-of-interests. The Registrant exchanged 1,676,596 shares of Fifth Third common stock with the shareholders of Enterprise. The contribution of Enterprise to consolidated net interest income, other operating income, and net income for the periods prior to the merger was as follows:

                                                   Three Months           Three Months       Nine Months
                                                      Ended                  Ended             Ended
                                                     March 31,            September 30,     September 30,
      ($000's)                                         1999                   1998              1998
---------------------------------------------------------------------------------------------------------
Net Interest Income
---------------------------------------------------------------------------------------------------------
     Fifth Third Bancorp                             $ 270,194               250,395           742,832
     Enterprise Federal Bancorp, Inc.                    2,542                 2,351             6,370
---------------------------------------------------------------------------------------------------------
       Combined                                      $ 272,736               252,746           749,202
---------------------------------------------------------------------------------------------------------

Other Operating Income
---------------------------------------------------------------------------------------------------------
     Fifth Third Bancorp                             $ 174,966               167,337           455,722
     Enterprise Federal Bancorp, Inc.                       57                    39               456
---------------------------------------------------------------------------------------------------------
       Combined                                      $ 175,023               167,376           456,178
---------------------------------------------------------------------------------------------------------

Net Income
---------------------------------------------------------------------------------------------------------
     Fifth Third Bancorp                             $ 150,447               144,073           326,064
     Enterprise Federal Bancorp, Inc.                     (729)                  716             1,910
---------------------------------------------------------------------------------------------------------
       Combined                                      $ 149,718               144,789           327,974
---------------------------------------------------------------------------------------------------------

3.       PENDING BUSINESS COMBINATION:
         On July 12, 1999, the Registrant agreed to acquire Peoples Bank Corporation of Indianapolis ("Peoples") and its subsidiary, Peoples Bank & Trust Company. As of September 30, 1999, Peoples had total assets of $675 million and total deposits of $587 million. The merger agreement provides that 1.09 shares of Fifth Third's common stock will be exchanged for each share of Peoples' common stock on a tax-free basis. The transaction is expected to close in November 1999. In connection with this acquisition, the Registrant expects to exchange approximately 3,850,000 shares of Fifth Third common stock with the shareholders of Peoples.

4.       COMPLETED BUSINESS COMBINATIONS:
         On October 29, 1999, the Registrant completed the acquisition of CNB Bancshares, Inc. ("CNB") a bank holding company based in Evansville, Indiana which owns Civitas Bank. As of September 30, 1999, CNB had total assets of $7.9 billion and deposits of $4.9 billion. In connection with this acquisition, the Registrant exchanged approximately 30.4 million shares of Fifth Third common stock with the shareholders of CNB.

         A summary of unaudited proforma financial information giving effect to the CNB acquisition is shown below. The unaudited financial information is not indicative of the results that would have been realized had the entities been combined during these periods, nor is it indicative of the actual results the combined companies will report in the future.

         -----------------------------------------------------------------------------------------
                                                                  For the Years Ended
         ($000' except for per share amounts)         1998               1997              1996
         -----------------------------------------------------------------------------------------
         Net Interest Income                      $  1,233,612      $  1,144,795      $  1,058,265
         Other Operating Income                   $    742,928      $    583,749      $    487,593
         Net Income                               $    537,699      $    520,732      $    436,026
         -----------------------------------------------------------------------------------------
         Net Income, Per Share Diluted            $       1.77      $       1.73      $       1.43
         -----------------------------------------------------------------------------------------

         The Registrant expects to incur $101 million and $18 million in pre-tax merger-related costs during the fourth quarter of 1999 in connection with the integration of the CNB and Peoples acquisitions, respectively. The Registrant could incur additional pre-tax merger related costs up to $23 million during the first quarter of 2000 in connection with the CNB acquisition.

         On August 6, 1999, the Registrant completed the acquisition of Emerald Financial Corp., ("Emerald") a unitary saving and loan holding company based in Strongsville, Ohio. At March 31, 1999, Emerald had total assets of $677 million and total deposits of $562 million. In connection with this acquisition, the Registrant exchanged 3,379,539 shares of Fifth Third common stock with the shareholders of Emerald.

         On July 9, 1999, the Registrant acquired Vanguard Financial Co., a privately-held commercial mortgage banking company headquarted in Cincinnati, Ohio. The transaction was accounted for as a purchase.

         On June 11, 1999, the Registrant completed the acquisition of South Florida Bank Holding Corporation ("South Florida"), a bank holding company based in Ft. Myers, Florida, which owns South Florida Bank. At March 31, 1999, South Florida had total assets of $93 million and deposits of $79 million. In connection with this acquisition, the Registrant exchanged 442,560 shares of Fifth Third common stock with the shareholders of South Florida.

         On April 16, 1999, the Registrant completed the acquisition of Ashland Bankshares, Inc., ("Ashland") which owns the Bank of Ashland. Ashland is based in Ashland, Kentucky, with $168 million of assets and deposits of $152 million at March 31, 1999. In connection with the acquisition, the Registrant exchanged 1,224,860 shares of Fifth Third common stock with the shareholders of Ashland.

         The Consolidated Financial Statements for the nine months ended September 30, 1999 have not been restated to include the South Florida, Emerald, and Ashland acquisitions, accounted for as pooling-of-interests, due to immateriality.

5. For the nine months of 1999, the Registrant paid $751,276,000 in interest and $82,750,000 in Federal income taxes. For the first nine months of 1998, the Registrant paid $797,217,000 in interest and $110,000,000 in Federal income taxes. During the first nine months of 1999 and 1998, the Registrant had noncash investing activities consisting of the securitization of $819,101,000 and $942,600,000 of residential mortgage loans, respectively.

6. In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for all fiscal periods beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", to amend Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The adoption of Statement No. 133 is not expected to have a material effect on the Registrant's consolidated statement of financial condition.

7. In 1998, The Registrant adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision makers manage the business. The Registrant's principal segments include retail banking, commercial banking, investment advisory services, and data processing. Retail banking provides a full range of deposit products and consumer loans and leases. Commercial banking offers services to business, government, and professional customers. Investment advisory services provide a full range of investment alternatives for individuals, companies, and not-for-profit organizations. Data processing, through Midwest Payment Systems (MPS), provides electronic funds transfer (EFT) services, merchant transaction processing, operates the Registrant's Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General corporate and other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

          Total revenues exclude securities gains and losses. Results of operations and selected financial information by operating segment for the three and nine months ended September 30, 1999 and 1998 are as follows:

THREE MONTHS ENDED                            INVESTMENT                             GENERAL
     SEPTEMBER 30,     COMMERCIAL    RETAIL    ADVISORY        DATA       ACQUIRED  CORPORATE
       ($000'S)         BANKING     BANKING    SERVICES   PROCESSING (a)  ENTITIES  AND OTHER   ELIMINATIONS (a)   TOTAL
------------------------------------------------------------------------------------------------------------------------------
          1999
Total Revenues         $  121,599   $ 252,875  $  53,269   $  48,732       $      -  $  7,941       $ (4,081)       $  480,335
------------------------------------------------------------------------------------------------------------------------------
Net Income             $   52,439   $  87,680  $  17,107   $  15,590       $      -  $    688       $      -        $  173,504
------------------------------------------------------------------------------------------------------------------------------

          1998
Total Revenues         $   96,795   $ 214,612  $  46,239   $  39,174       $  2,390  $ 22,849       $ (4,173)       $  417,886
------------------------------------------------------------------------------------------------------------------------------
Net Income             $   29,445   $  88,438  $  11,791   $  12,249       $    747  $  2,119       $      -        $  144,789
------------------------------------------------------------------------------------------------------------------------------



NINE MONTHS ENDED                               INVESTMENT                             GENERAL
  SEPTEMBER 30,          COMMERCIAL    RETAIL    ADVISORY        DATA       ACQUIRED  CORPORATE
    ($000'S)              BANKING     BANKING    SERVICES   PROCESSING (a)  ENTITIES  AND OTHER   ELIMINATIONS (a)   TOTAL
-----------------------------------------------------------------------------------------------------------------------------
          1999
Total Revenues         $  359,852   $ 731,268  $ 157,213   $ 133,242       $  4,158  $ 20,812       $(10,986)       $1,395,559
------------------------------------------------------------------------------------------------------------------------------
Net Income             $  151,086   $ 244,919  $  49,596   $  41,799       $ (8,526) $ (1,893)      $      -        $  476,981
------------------------------------------------------------------------------------------------------------------------------

          1998
Total Revenues         $  274,648   $ 548,916  $ 118,585   $ 107,105       $ 99,561  $ 59,734       $(10,376)       $1,198,173
------------------------------------------------------------------------------------------------------------------------------
Net Income             $   93,345   $ 202,712  $  36,638   $  31,426       $(50,990) $ 14,843       $      -        $  327,974
------------------------------------------------------------------------------------------------------------------------------

(a)- Data Processing services revenues provided to the banking segments by MPS are eliminated in the Consolidated Statements of Income.

         There were no material changes in the identifiable assets that were disclosed in the Registrant's December 31, 1998 Annual Report on Form 10-K.

8. On May 3, 1999, the Registrant issued 86,375 shares of common stock under the 1998 Long-Term Incentive Plan. These shares were awarded to non-officer employees with three or more years of service. The market value of these shares on the date of grant was approximately $6.5 million. This award is being recognized as compensation expense over the two-year vesting period. The unamortized cost is reported as a reduction of shareholders' equity.

9. In 1998, the Registrant adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for the reporting and display of net income and nonowner changes in equity. The Registrant elected to present the required disclosures in the Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net income and Nonowner Changes in Equity", represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the nine months ended September 30, 1999 and 1998 are provided below ($000s).

                                                                                            1999              1998
---------------------------------------------------------------------------------------------------------------------------
Reclassification Adjustments, Before Tax
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized (Losses) Gains Arising During Period                                 $(343,538)        $ 22,790
Reclassification Adjustment for Gains Included in Net Income                                  3,662            7,207
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized (Losses) Gains on Securities Available for Sale                            $(339,876)        $ 29,997
---------------------------------------------------------------------------------------------------------------------------

Related Tax Effects
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized (Losses) Gains Arising During Period                                 $ 120,237         $ (7,977)
Reclassification Adjustment for Gains Included in Net Income                                 (1,281)          (2,522)
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized (Losses) Gains on Securities Available for Sale                            $ 118,956         $(10,499)
---------------------------------------------------------------------------------------------------------------------------

Reclassification Adjustments, Net of Tax
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized (Losses) Gains Arising During Period                                 $(223,301)        $ 14,813
Reclassification Adjustment for Gains Included in Net Income                                  2,381            4,685
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized (Losses) Gains on Securities Available for Sale                            $(220,920)        $ 19,498
---------------------------------------------------------------------------------------------------------------------------

Accumulated Nonowner Changes in Equity
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding  Gains on
    Securities Available for Sale                                                         $  82,827         $ 98,305
Current Period Change                                                                      (220,920)          19,498
---------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains (Losses) on Securities Available for Sale         $(138,093)        $117,803
---------------------------------------------------------------------------------------------------------------------------

10. On May 12, 1998, the Registrant issued 3,600,000 shares of common stock through a public offering. The Registrant used the net proceeds from the sale of common stock for general corporate purposes. The issuance of the shares also facilitated the Registrant's ability to account for the acquisition of State Savings Company as a pooling-of-interests.

11.      Reconciliation of Earnings Per Share to Diluted Earning Per Share:

THREE MONTHS ENDED SEPTEMBER 30,                          1999                                     1998
-------------------------------------------------------------------------------------------------------------------------
                                             NET         AVERAGE      PER-SHARE       NET         AVERAGE     PER-SHARE
($000's)                                   INCOME        SHARES        AMOUNT        INCOME       SHARES        AMOUNT
-------------------------------------------------------------------------------------------------------------------------
EPS
Income available to
    Common shareholders                     $ 173,504      273,445        $ 0.64     $ 144,789      268,327       $ 0.54
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                                                         5,384
                                                             4,936
-------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income available to
    Common shareholders
    Plus assumed conversions                $ 173,504      278,381        $ 0.62      $144,789      273,711       $ 0.53
-------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30,                           1999                                     1998
-------------------------------------------------------------------------------------------------------------------------
                                             NET         AVERAGE      PER-SHARE       NET         AVERAGE     PER-SHARE
($000's)                                   INCOME        SHARES        AMOUNT        INCOME       SHARES        AMOUNT
-------------------------------------------------------------------------------------------------------------------------

EPS
Income available to
    Common shareholders                     $ 476,981      270,796        $ 1.76      $327,974      266,227       $ 1.23
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                                                         5,219
                                                             5,801
-------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income available to
    Common shareholders
    Plus assumed conversions                $ 476,981      276,597        $ 1.72      $327,974      271,446       $ 1.21
-------------------------------------------------------------------------------------------------------------------------

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

Results of Operations
---------------------

The Registrant's operating earnings were $477 million, up 18.2 percent, for the first nine months of 1999 from the $403.6 million last year. For the third quarter of 1999, net income was $173.5 million, up 19.8 percent for the period, compared to $144.8 million for the same period last year. Third quarter diluted earnings per share were $.62, up 17 percent over last year's $.53 and diluted operating earnings per share were $1.72 for the first nine months of 1999, up
15.4 percent over 1998's $1.49.

Operating earnings, in 1998, exclude nonrecurring pretax charges of $106.4 million resulting from the second quarter mergers with CitFed Bancorp, Inc. and State Savings Company. The effect of these charges was to reduce net income by $75.6 million, or $.28 per diluted share. Including the nonrecurring charges, net income for the nine months ended September 30, 1998, was $327.9 million, or $1.21 per diluted share.

Total assets were $33 billion at quarter end, compared to 1998's quarter end assets of $28.7 billion. Return on average equity was 19.7 percent and return on average assets was 2.13 percent for the third quarter of 1999 compared to 19.2 percent and 2.02 percent, respectively, for the same quarter of last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income on a fully taxable equivalent basis for the third quarter of 1999 was $300.2 million, a 13.5 percent increase over $264.6 million for the same period last year. For the nine month period of 1999, net interest income on a fully taxable equivalent basis increased to $883.5 million, or 12.6 percent, from the $784.8 million reported in the same period last year. The increase in net interest income during the third quarter over prior year resulted principally from a 13.3 percent growth in average interest-earning assets. During the nine month period, net interest margin improved 22 basis points to
4.09 percent from 3.87 percent in 1998.

The provision for credit losses was $23.2 million in the 1999 third quarter, compared to $15.3 million in the same period last year. For the 1999 nine month period, the provision for credit losses was $77.9 million compared to $83 million in the same period last year. In 1998, the provision for credit losses included a $16.7 million provision to conform acquired companies to the Registrant's reserving and charge-off practices. Net charge-offs for the third quarter of 1999 were .33 percent of average loans and leases, compared with .53 percent for the third quarter of 1998. Underperforming assets of $123.4 million at September 30, 1999 were .60 percent of total loans and leases and other real estate owned, down from the $136.3 million reported in the same period last year or .77 percent of total loans and leases and other real estate owned. Nonperforming assets as a percentage of total loans, leases and other real estate owned was .21 percent at September 30, 1999, down from .22 percent last quarter and .34 percent for the same period last year.

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

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

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

Total other operating income, excluding securities gains, increased 18.2 percent to $195.2 million in the third quarter of 1999 compared to $165.1 million in the third quarter of 1998. For the first nine months of 1999 other operating income, excluding securities gains, was $555.6 million, for a 23.8 percent increase over the $448.9 million reported in same period last year. Data processing income increased 27.4 percent to $45.1 million for the third quarter of 1999 over prior year. Increases in electronic funds transfer (EFT) and higher transaction volume from expanded debit and ATM card usage coupled with expansion of business-to-business e:commerce contributed to the increase in data processing income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investment advisory income in 1999, increased 12 percent primarily due to double-digit sales in personal trust, employee benefits, corporate trust and brokerage revenue coupled with several new annuity products offerings. Improvements in commercial banking income and loans and lease fees contributed to the 21.3 percent increase in other service charges and fees during the third quarter.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 39.6 percent for the 1999 third quarter, down from 42.3 percent in the same period last year. For the first nine months of 1999 the overhead ratio was 41.4 percent, compared to 42.9 percent last year, excluding merger-related charges. Operating expenses in 1998 include a one-time, merger-related pretax charge of $89.7 million resulting directly from the acquisitions of CitFed Bancorp, Inc. and State Savings Company. The charges consist of employee-related obligations, including change-of-control benefits and severance, costs to eliminate duplicate facilities and equipment, contract terminations, conversion expenses and professional fees. The improvement in the 1999 overhead ratio was primarily due to increased revenues during the third quarter and nine month period. Total operating expenses, increased to $196.1 million in the 1999 third quarter, or
7.3 percent over the same period last year. Salaries, wages, and incentives in 1999, increased 7 percent in the third quarter primarily due to additional compensation incurred to support improved sale volumes coupled with an increase in full-time-equivalent employees as a result of recent acquisitions. Net occupancy expense increased to $14.7 million during the third quarter primarily due to repairs and maintenance on existing and recently acquired facilities. Total other operating expenses increased 7.3 percent, to $77.9 million, for the quarter.

Financial Condition
-------------------

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Net interest income growth continues to be fueled by improved interest earning-asset and deposit mix, interest earning-asset growth, and net interest margin improvement. Average demand deposits and interest checking accounts grew 14.7 percent and 11.6 percent, in the third quarter and nine month period, respectively, from the same periods last year highlighting the success in emphasizing customer deposit accounts. Direct installment loan originations were $703.6 million this quarter, up 32.4 percent from last quarter's $531.6 million and up 67.4 percent from the $420 million in the third quarter last year. Residential mortgage originations increased to $1.1 billion, or 9.6 percent over last quarter's $1 billion compared to $1.2 billion in the same quarter a year ago. Consumer lease originations improved 3.8 percent to $494.5 million over last quarter and benefited from double-digit growth over the same period last year.

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

At September 30, 1999, shareholders' equity was $3.405 billion, compared to $3.146 billion at September 30, 1998, an increase of $259 million, or 8.2 percent. Shareholders' equity as a percentage of total assets as of September 30, 1999 was 10.3 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital, and leverage as 6 percent, 10 percent, and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at September 30, 1999 and 1998. At September 30, 1999, the Registrant had a Tier 1 risk-based capital ratio of 13.04 percent, a total risk-based capital ratio of 15.16 percent and a leverage ratio of 11.16 percent. At September 30, 1998, the Registrant had a Tier 1 risk-based capital ratio of 12.08 percent, a total risk-based capital ratio of 14.26 percent and a leverage ratio of 10.22 percent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 5.50 percent over one year and increase by 2.21 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 3.14 percent over one year and decrease net interest income by an estimated 8.52 percent over two years. All of these estimated changes in net interest income are within the policy guidelines established by the Registrant's board of directors.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

                (27)-Financial Data Schedules for the Nine Months Ended
                     September 30, 1999

(b) There were no Reports on Form 8-K filed during the third quarter.





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


                                        Fifth Third Bancorp
                                        -------------------
                                        Registrant


Date:  November 12, 1999                /s/ Neal E. Arnold
                                        -------------------
                                        Neal E. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer