Form 10-K
period 1999-12-31
FIFTH THIRD BANCORP
filed 2000-03-30
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from_______ to _______
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ X ] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $15,230,004,978 as of March 29, 2000. (1)

There were 309,380,174 shares of the Registrant's Common Stock, without par value, outstanding as of February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1999 Annual Report to Shareholders:                           Parts I, II and IV
Proxy Statement for 2000 Annual Meeting of Shareholders:      Parts III and IV

(1) In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1999, voting stock owned of record by its directors and principal executive officers, shareholders owning greater than 10% of the voting stock and voting stock held by Registrant's trust departments in a fiduciary capacity.

                               FIFTH THIRD BANCORP
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I
                                                                           Page
                                                                           ----

Item  1.   Business                                                        3-16
Item  2.   Properties                                                        17
Item  3.   Legal Proceedings                                                 17
Item  4.   Submission of Matters to a Vote of Security Holders               17


                                   PART II

Item  5.   Market For Registrant's Common Equity and Related
              Shareholder Matters                                            18
Item  6.   Selected Financial Data                                           18
Item  7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   18-19
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk        19
Item  8.   Financial Statements and Supplementary Data                       19
Item  9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       19


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant              20-23
Item 11.  Executive Compensation                                             23
Item 12.  Security Ownership of Certain Beneficial Owners and Management     23
Item 13.  Certain Relationships and Related Transactions                     23


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                         24-30

                                   PART I

ITEM 1.  BUSINESS
-----------------

                                  ORGANIZATION

Fifth Third Bancorp (the "Registrant") is an Ohio corporation organized in 1975 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and subject to regulation by the Federal Reserve Board ("FRB"). The Registrant, with its principal office located in Cincinnati, is a multi-bank holding company as defined in the Act and is registered as such with the Board of Governors of the Federal Reserve System and at December 31, 1999 had 18 wholly-owned subsidiaries: Fifth Third Bank; Fifth Third Bank, Central Ohio; Fifth Third Bank, Northwestern Ohio, N.A.; Fifth Third Bank, Ohio Valley; Fifth Third Bank, Western Ohio; Fifth Third Bank, Florida; Fifth Third Bank, Northern Kentucky, Inc.; Fifth Third Bank, Kentucky, Inc.; Fifth Third Bank, Indiana; Fifth Third Bank, Southwest, F.S.B.; Civitas Bank; Fifth Third Community Development Company; CNB Capital Trust I; Fifth Third Investment Company; Calvin Hotel Co.; Fifth Third Securities; State Savings Mortgage Company and Heartland Capital Management, Inc. On March 17, 2000, Fifth Third Bank, Indiana merged into Civitas Bank and Civitas Bank simultaneously changed its name to Fifth Third Bank, Indiana.

At December 31, 1999, the Registrant, its affiliated banks and other subsidiaries, had consolidated total assets of $41.6 billion, consolidated total deposits of $26.1 billion and consolidated total shareholders' equity of $4.1 billion.

The Registrant, through its subsidiaries, engages primarily in commercial, retail and trust banking, data processing services, investment advisory services and leasing activities. In addition, the Registrant provides credit life, accident, health and mortgage insurance, discount brokerage services and property management for its properties. Each of the banking affiliates has deposit insurance provided by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). Significant subsidiaries of the Registrant's affiliate banks consist of The Fifth Third Company; The Fifth Third Leasing Company; Midwest Payment Systems, Inc. ("MPS"); Fifth Third International Company; Fifth Third Real Estate Capital Markets Co.; Fifth Third Mortgage Company; Fifth Third Real Estate Investment Trust, Inc.; Fifth Third Insurance Reinsurance Company; and Fifth Third Insurance Agency. The Registrant's subsidiaries provide a full range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leasing.

The Registrant, through its MPS subsidiary, operates for itself and other financial institutions a proprietary automated teller machine ("ATM") network, Jeanie(R). The Jeanie(R) system participates in several regional shared ATM networks including "Money Station(R)," "Pulse(R)" and "Star(R)". These networks include approximately 6,500, 42,000 and 70,000 ATMs, respectively. The "Money Station(R)" network, in which the Registrant has a 20% ownership, participates in another shared ATM network called "PLUS System(R)," which is a nationwide network with over 490,000 participating ATM's. MPS also provides electronic fund transfers,

PART I

-----------------------------

                                  ORGANIZATION

ATM processing, electronic personal banking, merchant transaction processing, electronic bill payment and electronic benefit transfer services for several regional banks, bank holding companies, service retailers and other financial institutions throughout the United States.

Fifth Third International Company has a 99.9 percent-owned subsidiary: Fifth Third Trade Services Limited. Fifth Third Investment Company owns the remaining
 .01 percent. These subsidiaries provide foreign exchange trading, automated letters of credit and import/export services to commercial customers.

The Fifth Third Leasing Company has a 100 percent-owned subsidiary: The Fifth Third Auto Leasing Trust, which provides indirect auto loans and leases to consumers.

Additional information regarding the Registrant's businesses is included in the Management Editorial (pages 4 -12) in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

                                  ACQUISITIONS

The Registrant is the result of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, Michigan, Illinois, Arizona and Florida. The Registrant's strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings. Consistent with this strategy the Registrant completed the following acquisitions during 1999:

On November 19, 1999, the Registrant acquired Peoples Bank Corporation of Indianapolis ("Peoples") and its subsidiary, Peoples Bank & Trust Company with total assets of $675 million and total deposits of $587 million. The Registrant exchanged 3,381,220 shares of Fifth Third common stock for each outstanding share of Peoples.

On October 29, 1999, the Registrant acquired CNB Bancshares, Inc. ("CNB") a bank holding company based in Evansville, Indiana which owns Civitas Bank, with total assets of $7.9 billion and total deposits of $4.9 billion. The Registrant exchanged 30,370,745 shares of Fifth Third common stock for each outstanding share of CNB.

On August 6, 1999, the Registrant acquired Emerald Financial Corp., ("Emerald") a unitary savings and loan holding company based in Strongsville, Ohio with total assets of $677 million and total deposits of $562 million. The Registrant exchanged 3,379,539 shares of Fifth Third common stock for each outstanding share of Emerald.

                                     PART I

-----------------------------
                                  ACQUISITIONS

In addition, to the above mentioned acquisitions, the Registrant acquired Vanguard Financial Co., based in Cincinnati, Ohio; Enterprise Federal Bancorp, Inc. based in West Chester, Ohio; South Florida Bank Holding Corporation, based in Ft Myers, Florida; and Ashland Bankshares, Inc., based in Ashland, Kentucky.

Information, with respect to acquisitions is included in Note 18 (pages 25-26) of the Notes to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

                                   COMPETITION

There are hundreds of commercial banks, savings and loans and other financial service providers in Ohio, Kentucky, Michigan, Illinois, Indiana, Arizona, Florida and nationally, which provide strong competition to the Registrant's banking subsidiaries. The Registrant competes for deposits; loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to the challenge of attracting and retaining customers for traditional banking services, the Registrant's competitors now include securities dealers, brokers, mortgage bankers, investment advisors and insurance companies who seek to offer one-stop financial services to their customers which include services that traditional banks have not been able or allowed to offer their customers in the past. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Registrant conducts business. See "Regulation and Supervision" below. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitors with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all-significant products. These competitive trends are likely to continue. The Registrant's ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on the Registrant's ability to expand its scope of available financial services as needed to meet the needs and demands of its customers. With respect to data processing services, the Bank's data processing subsidiary, MPS, competes with other electronic fund transfer (EFT) service providers such as Concord EFS, Inc., Deluxe Corporation and Electronic Data Systems and other merchant processing providers such as First Data Corporation, National Processing, Inc. and First USA Paymentech, Inc.

PART I

-----------------------------

                           REGULATION AND SUPERVISION

The earnings of the Registrant are affected by general economic conditions as well as by the monetary policies of the FRB. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve System exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

The Registrant, as a bank holding company, is subject to the restrictions of the Act. The Act provides that the acquisition of control of a bank is subject to the prior approval of the Board of Governors of the Federal Reserve System. The Registrant is required to obtain the prior approval of the FRB before acquiring control of more than 5 percent of the voting shares of another bank. The Act does not permit the FRB to approve an acquisition by the Registrant, or any of its subsidiaries, of any bank located in a state other than Ohio, unless the acquisition is specifically authorized by the law of the state in which such bank is located.

On September 29, 1994, the Act was amended by The Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country effective one year after the date of enactment, and interstate branching by acquisition and consolidation effective June 1, 1997, in those states that have not opted out by that date.

The Act limits the activities which may be engaged in by the Registrant and its subsidiaries to ownership of banks and those activities which the FRB has deemed or may in the future find to be so closely related to banking as to be a proper incident thereto.

The Gramm-Leach-Bliley Act, which became law on November 12, 1999, repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities and Section 32, which restricts officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the

PART I

-----------------------------

                           REGULATION AND SUPERVISION

Act framework to permit a holding company system, such as the Registrant, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FBR, in consultation with the Secretary of the Treasury, determines to be financial in nature. These activities are incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general. In sum, the Gramm-Leach-Bliley Act is intended to permit bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of activities described above that are not so treated.

In order to elect to become a financial holding company and engage in the new activities, a bank holding company must meet certain tests and file an election form with the FRB, which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent Federal Community Reinvestment Act evaluation. Furthermore a bank holding company that elects to be treated as a financial holding company may face significant consequences. If its banks fail to maintain the required capital and management ratings including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Registrant elected to become a financial holding company.

The Registrant's subsidiary state banks are primarily subject to the laws of the state in which each is located, the Board of Governors of the Federal Reserve System and the FDIC. The Registrant's national bank is subject to regulation by the Comptroller of the Currency and the FDIC. The Registrant's savings and loan subsidiary is subject to regulation by the Office of Thrift Supervision. The Registrant is required to file reports of its operations with the Board of Governors of the Federal Reserve System and the Office of Thrift Supervision, and is subject to examination.

The Registrant and its subsidiaries are subject to certain restrictions on intercompany loans, investments, and restrictions on the terms of transactions between the Registrant and its affiliates and on any extension of credit to its affiliates. Dividends payable by the affiliate banks to the Registrant without express regulatory approval are limited by a formula. The Registrant and its subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting and public sale and distribution of securities. The Registrant's commercial banks are subject to

PART I

-----------------------------

                           REGULATION AND SUPERVISION

requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the type of services which may be offered. Various consumer laws and regulations also effect the operations of the Registrant's banking subsidiaries. The Registrant's state-chartered banking subsidiaries are subject to federal and state regulation of their activities and business, including in the case of banks chartered in Ohio, by the Ohio Division of Financial Institutions; in Kentucky, by the Kentucky Department of Financial Institutions; in Indiana, by the Indiana Department of Financial Institutions; in Florida, by the Florida Department of Banking and Finance; and in Michigan, by the Financial Institutions Bureau.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving an affiliated insured bank or savings association.

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

Additional information regarding regulatory matters is included in Note 15 (page
24) of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

                                    EMPLOYEES

As of December 31, 1999, there were no employees of the Registrant. Subsidiaries of the Registrant employed 12,240 employees -- 1,624 were officers and 1,700 were part-time employees. There were 11,692 full-time equivalent employees as of December 31, 1999.

                                     PART I

-----------------------------

                             STATISTICAL INFORMATION

Pages 9 to 14 contain statistical information on the Registrant and its subsidiaries. Information about the Registrant's business segments is incorporated herein by reference to pages 28 and 29 of the Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

                             AVERAGE BALANCE SHEETS

The average balance sheets for each of the last three fiscal years are incorporated herein by reference to Table 1 on page 31 of the Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

         ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 32 through 33 of the Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

                         INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio as of December 31 for each of the last five years and the maturity distribution and weighted average yield of investment securities as of December 31, 1999, are incorporated herein by reference to the securities portfolio and maturities of securities tables on page 36 of the Registrant's 1999 Annual Report to Shareholders attached to this filing as
Exhibit 13.

The weighted average yields for the investment securities portfolio are yields to maturity, weighted by the par values of the investment securities. The weighted average yields on investment securities exempt from income taxes are computed on a taxable-equivalent basis. The taxable-equivalent yields are net after-tax yields to maturity divided by the complement of the full corporate tax rate (35 percent). In order to express yields on a taxable-equivalent basis yields on obligations of states and political subdivisions (municipal securities) have been increased as follows:

                  Under 1 year                        3.07%
                  1 - 5 years                         2.87%
                  6 - 10 years                        2.71%
                  Over 10 years                       2.42%
                  Total municipal securities          2.63%

TYPES OF LOANS AND LEASES

A summary of loans and leases by major category for the last five fiscal years ended as of December 31 follows ($000's):

                                                   1999              1998              1997              1996               1995
                                               ------------      ------------      ------------      ------------      ------------
Commercial, financial and
  agricultural loans                           $  6,206,712         5,558,578         5,751,656         5,173,420         4,722,344
Real estate - construction loans                  1,067,887           826,289           723,809           742,674           623,135
Real estate - mortgage loans                      7,465,349         7,884,032         8,336,299         8,019,065         7,043,320
Consumer loans                                    5,283,684         4,458,005         4,053,995         3,652,083         4,081,271
Lease financing                                   5,862,606         4,343,010         3,621,773         3,108,759         2,306,224
                                               ------------      ------------      ------------      ------------      ------------
Loans and leases, gross                          25,886,238        23,069,914        22,487,532        20,696,001        18,776,294
Unearned income                                    (922,618)         (713,390)         (588,578)         (488,121)         (353,619)
Reserve for credit losses                          (366,640)         (331,621)         (312,264)         (284,284)         (271,006)
                                               ------------      ------------      ------------      ------------      ------------
Loans and leases, net                          $ 24,596,980        22,024,903        21,586,690        19,923,596        18,151,669
                                               ============      ============      ============      ============      ============

Loans held for sale                            $    297,277           588,972           315,156            93,279           390,938
                                               ============      ============      ============      ============      ============


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The remaining maturities of the loan portfolio distributed to reflect cash flows (excluding residential mortgages, consumer loans and lease financing) at December 31, 1999, based on scheduled repayments and the sensitivity of loans to interest rate changes for loans due after one year was as follows ($000's):

                                                                Commercial,
                                                               Financial and       Real Estate        Real Estate
                                                                Agricultural       Construction        Commercial
                                                                    Loans             Loans               Loans              Total
                                                                 ----------         ----------         ----------         ----------
Due in one year or less                                          $2,952,754            497,633            612,130         $4,062,517
Due after one year through five years                             2,495,053            293,340          1,208,109          3,996,502
Due after five years                                                758,905            276,914            831,139          1,866,958
                                                                 ----------         ----------         ----------         ----------

    Total                                                        $6,206,712         $1,067,887         $2,651,378         $9,925,977
                                                                 ==========         ==========         ==========         ==========

LOANS DUE AFTER ONE YEAR:
   Predetermined interest rate                                   $2,364,136            418,006          1,609,838         $4,391,980
                                                                 ==========         ==========         ==========         ==========

   Floating or adjustable interest rate                          $  889,822            152,248            429,410         $1,471,480
                                                                 ==========         ==========         ==========         ==========

RISK ELEMENTS

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Registrant's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication the borrower's cash flow may not be sufficient to meet payments as they become due. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection. The following table presents data concerning loans and leases at risk as of December 31, ($000's)


                                                        1999           1998          1997            1996          1995
                                                      -------        --------      --------        -------        ------

Nonaccrual loans and leases                           $66,805         77,177        102,059         98,819        107,638

Loans and leases contractually
  past due 90 days or more as
  to principal, interest, or rental
  payments                                            $68,233         87,002         55,779         48,060         25,893

Loans and leases renegotiated to
  provide a reduction or deferral of
  interest, principal or rental payments
  because of the financial position
  deterioration of the borrower                       $  --            1,195          1,795          3,062          2,274


As of December 31, 1999, loans and leases of $39,574 were currently performing in accordance with contractual terms where there are serious doubts as to the ability of the borrower to comply with such terms.

For the years 1999, 1998 and 1997, interest income of $839, $2,343 and 2,388, respectively was recorded on nonaccrual and renegotiated loans and leases. Additional interest income of $5,447, $6,063 and $8,100 would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.

SUMMARY OF CREDIT LOSS EXPERIENCE
A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off was as follows ($000's):

                                                  1999               1998             1997              1996              1995
                                              ------------      ------------      ------------      ------------      ------------
Loans and leases outstanding at
 December 31                                  $ 24,963,620        22,356,524        21,898,954        20,207,880        18,422,675
                                              ============      ============      ============      ============      ============
Loans held for sale                                297,277           588,972           315,156            93,279           390,938
Average loans and leases
 outstanding                                    24,382,553        22,542,611        21,129,681        19,632,693        17,641,384
                                              ============      ============      ============      ============      ============
Reserve for credit losses,
 January 1                                    $    331,621           312,264           284,284           271,006           245,925
                                              ------------      ------------      ------------      ------------      ------------
Losses charged off:
  Commercial, financial and
   agricultural loans                              (49,684)          (44,526)          (16,347)          (16,826)          (10,163)
  Real estate - construction loans                    (539)             (953)             (243)             (147)              (69)
  Real estate - mortgage loans                      (2,636)           (9,795)          (11,894)           (9,005)           (8,143)
  Consumer loans                                   (64,176)          (58,947)          (70,188)          (64,293)          (34,639)
  Lease financing                                  (37,233)          (28,570)          (23,034)          (13,285)           (5,084)
                                              ------------      ------------      ------------      ------------      ------------
     Total losses                                 (154,268)         (142,791)         (121,706)         (103,556)          (58,098)
                                              ------------      ------------      ------------      ------------      ------------
Recoveries of losses previously
  charged off:
  Commercial, financial and
   agricultural loans                               10,459             4,338             4,094             4,989             2,808
  Real estate - construction loans                    --                  75               293              --                  63
  Real estate - mortgage loans                         678             2,893             2,392             3,545             3,108
  Consumer loans                                    19,468            20,044            17,440            14,844             9,885
  Lease financing                                   11,855             5,612             6,315             2,866             1,393
                                              ------------      ------------      ------------      ------------      ------------
     Total recoveries                               42,460            32,962            30,534            26,244            17,257
                                              ------------      ------------      ------------      ------------      ------------
Net losses charged off:
  Commercial, financial and
   agricultural loans                              (39,225)          (40,188)          (12,253)          (11,837)           (7,355)
  Real estate - construction loans                    (539)             (878)               50              (147)               (6)
  Real estate - mortgage loans                      (1,958)           (6,902)           (9,502)           (5,460)           (5,035)
  Consumer loans                                   (44,708)          (38,903)          (52,748)          (49,449)          (24,754)
  Lease financing                                  (25,378)          (22,958)          (16,719)          (10,419)           (3,691)
                                              ------------      ------------      ------------      ------------      ------------
     Total net losses charged off                 (111,808)         (109,829)          (91,172)          (77,312)          (40,841)
                                              ------------      ------------      ------------      ------------      ------------
Letter of credit
Reserve of acquired
  institutions and other                            12,770             5,697             2,206             7,710            11,103
Provision charged to operations                    134,057           123,489           116,946            82,880            54,819

Reserve for credit losses,                    ------------      ------------      ------------      ------------      ------------
  December 31                                 $    366,640           331,621           312,264           284,284           271,006
                                              ============      ============      ============      ============      ============

Reserve as a percent of loans
and leases outstanding                                1.47%             1.48%             1.43%             1.41%             1.47%

SUMMARY OF CREDIT LOSS EXPERIENCE, CONTINUED
Allocation of reserve for credit losses,
 December 31:                                                 1999            1998            1997            1996            1995
                                                            --------        --------        --------        --------        --------
  Commercial, financial and
   agricultural loans                                       $143,676          83,264         117,569         124,563         151,003
  Real estate - construction loans                             8,895           5,001           7,454           2,373           1,804
  Real estate - mortgage loans                                13,214           1,750           2,110           2,360           2,439
  Consumer loans                                             105,187         149,750         116,988         103,092          79,913
  Lease financing                                             95,668          91,856          68,143          51,896          35,847
                                                            --------        --------        --------        --------        --------
   Total reserve for credit losses                          $366,640         331,621         312,264         284,284         271,006
                                                            ========        ========        ========        ========        ========

The reserve for credit losses is general in nature and is available to absorb losses from any portion of the loan and lease portfolio.

As of December 31, 1999, the allowance for loan losses was $367 million or 1.47 percent of total loans, net of unearned interest. This compares to $332 million or 1.48 percent of total loans, net of unearned interest, as of December 31, 1998. The decline in this ratio was due to an improvement in the credit quality of consumer loans, as exhibited by the decrease of nonaccrual loans and leases from $77.1 million at December 31, 1998 to $66.8 million at December 31, 1999. Total underperforming assets also decreased from $177.9 million, or .80% of total loans and leases outstanding, at December 31, 1998 to $145.5 million, or
 .58% of total loans and leases outstanding, at December 31, 1999.

As shown in the table above, the impact of the above improvement in underperforming assets was partially offset by an increase in commercial exposure through acquisitions. The allocation of the allowance for loan and lease losses for consumer and commercial mortgages increased from $1.8 million, or 1% of the allowance for loan and lease losses, at December 31, 1998 to $13.2 million, or 4% of the allowance for loan and lease losses, December 31, 1999. The allocation of the allowance for loan and lease losses for commercial loans increased from $83.3 million, or 25% of the allowance for loan and lease losses, at December 31, 1998 to $143.7 million, or 39% of the allowance for loan and lease losses, at December 31, 1999.

Net charge-offs increased in 1999 to $112 million from $110 million in 1998. In 1999 and 1998, the Registrant recorded $26.2 million and $16.7 million, respectively of merger-related charge-offs in connection with acquisitions of Peoples and CNB in 1999 and CitFed Bancorp, Inc. and State Savings Company in 1998. Merger-related charge-offs occurred due to the change in intent of the management regarding the work-out strategy for certain acquired problem loans and to conform the acquired entities' charge-off practices to those of the Registrant. Excluding merger-related charge-offs in 1999 and 1998, net charge-offs declined to $85 million from $93 million.

The distribution of loans and leases by type and the ratio of net charge-offs to average loans and leases outstanding was as follows:

                                                               1999         1998           1997          1996         1995
                                                             -------       ------        -------       -------       -------
Percentage of loans and leases to total
  loans and leases at December 31:
  Commercial, financial and
   agricultural loans                                           24.0          24.1          25.6          25.0          25.2
  Real estate - construction loans                               4.1           3.6           3.2           3.6           3.3
  Real estate - mortgage loans                                  28.8          34.2          37.1          38.8          37.5
  Consumer loans                                                20.4          19.3          18.0          17.6          21.7
  Lease financing                                               22.7          18.8          16.1          15.0          12.3
                                                             -------       ------        -------       -------       -------
   Total                                                       100.0         100.0         100.0         100.0         100.0
                                                             =======       =======       =======       =======       =======

Ratio of net charge-offs during year
 to average loans and leases outstanding
 during year:
   Commercial, financial and
    agricultural loans                                          0.67%         0.71%         0.22%         0.24%         0.17%
   Real estate - construction loans                             0.06%         0.11%        -0.01%         0.02%         0.00%
   Real estate - mortgage loans                                 0.03%         0.09%         0.12%         0.07%         0.07%
   Consumer loans                                               0.92%         0.91%         1.37%         1.28%         0.67%
   Lease financing                                              0.59%         0.68%         0.58%         0.45%         0.21%
   Weighted Average Ratio                                       0.36%         0.47%         0.43%         0.40%         0.23%


RESERVE FOR CREDIT LOSSES

The reserve for credit losses is maintained at a level management considers to be adequate to absorb probable loan and lease losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on management's review of the historical credit loss experience and such factors which, in management's judgement, deserve consideration under existing economic conditions in estimating potential credit losses. The reserve is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from "base" and "conservative" estimates. The Registrant's methodology for assessing the appropriate reserve level consists of several key elements.

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

Homogenous loans, such as consumer installment, residential mortgage loans, and automobile leases are not individually risk graded. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

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

The Registrant's primary market area for lending in Ohio, Kentucky, Indiana, Florida, Michigan, Illinois and Arizona. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely-associated effect changing economic conditions has on the Registrant's customers.

Based on the procedures discussed above, management is of the opinion the reserve of $366,640,000 was adequate to absorb estimated credit losses associated with the loan and lease portfolio at December 31, 1999.

MATURITY DISTRIBUTION OF DOMESTIC CERTIFICATES OF DEPOSIT OF $100,000 AND OVER AT DECEMBER 31, 1999 ($000'S)

Three months or less                                                 $ 847,585
Over three months through six months                                   185,402
Over six months through twelve months                                  153,817
Over twelve months                                                     105,882
                                                               ----------------
     Total certificates - $100,000 and over                        $ 1,292,686
                                                               ================

Note: Foreign office deposits totaling $2,150,352 are denominated in amounts greater than $100,000.


RETURN ON EQUITY AND ASSETS
The following table presents certain operating ratios:

                                        1999(1)      1998(2)        1997
                                       -------       -------      --------
Return on assets (a)                    1.68%         1.51         1.57

Return on equity (b)                    16.9%         15.4         17.2

Dividend payout ratio (c)               40.9%         39.9         32.5

Equity to assets ratio (d)              9.95%         9.80         9.16

(a)  net income divided by average assets
(b)  net income divided by average equity
(c)  dividends declared per share divided by diluted earnings per share
(d)  average equity divided by average assets

1.Certain 1999 ratios and statistics include merger-related items of $108.4 million pretax ($83.8 million after tax, or $.27 per share). For comparability, excluding the merger-related items, return on average assets, return on average equity and the dividend payout ratio for 1999 would have been 1.89%, 19.0% and 36.5%, respectively.

2. Certain 1998 ratios and statistics include merger-related items of $138 million pretax ($98.7 million after tax, or $.32 per share). For comparability, excluding the merger-related items, return on average assets, return on average equity and the dividend payout ratio for 1998 would have been 1.78%, 18.2% and 33.8%, respectively.

                                     PART I

ITEM 2.  PROPERTIES
-------------------

The Registrant's executive offices and the main office of the Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio, located in a 32-story office tower and a 5-story office building with attached parking garage known as the Fifth Third Center and the William S. Rowe Building, respectively. One of the subsidiaries of the Registrant owns 100 percent of these buildings.

At December 31, 1999, the Registrant, through its subsidiary banks, five located in Ohio, two in Kentucky, one in each of Indiana, Arizona, Michigan and Florida, operated 648 banking centers, of which 407 were owned and 241 were leased. The properties owned are free from mortgages and encumbrances. On March 17, 2000, the Indiana subsidiary bank was merged into the Michigan subsidiary bank.

Management's Editorial (pages 4-11) and Note 5 (page 20) of Notes to Consolidated Financial Statements of the Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference and attached to this filing as
Exhibit 13.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Registrant and its subsidiaries are not parties to any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to Financial Highlights (page 1) of Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is incorporated herein by reference to
Note 1 (pages 17 -18) and Note 18 (page 25 -26) of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 39) of the Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Year 2000 Readiness
-------------------
The Registrant completed the awareness, assessment, renovation, integration and interface testing, validation and implementation efforts for the Year 2000 (Y2K) date change. This effort included both internal and external resources to identify and remediate all information technology systems and computer chip embedded functions including the Y2K efforts of critical business partners, vendors and service suppliers. The Registrant's efforts were conducted in accordance with the guidelines provided by the Federal Financial Institutions Examination Council (FFIEC). Because internal staff largely completed the Y2K compliance effort, the Registrant did not incur significant costs from outside contractors. To date, the Registrant has spent under $10 million. All but immaterial amounts of these costs are internal costs, related to the lost opportunity of allocating time of the internal staff elsewhere. The costs also include all software, hardware and labor costs. The Registrant's information technology systems, hardware functions and business critical functions and services are operating without any Y2K problems. The Registrant is not aware of any significant Y2K related problems experienced by its vendors or service suppliers.

The Registrant believes all its critical systems are Y2K ready. However, there is no guarantee that problems will not arise in the future. The Registrant has contingency plans to be implemented if required, should a significant problem occur. Contingency plans for critical business partners were also developed. The Federal Reserve, which is the Registrant's primary regulator, includes a review of the risk assessments and contingency plans in its quarterly examinations of the Registrant. Thus, the Registrant believes that the risk related to future exposure of Y2K issues is minimal and will not have a material impact on operations.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

Additional Management's Discussion and Analysis information required by this item is incorporated herein by reference to pages 31 through 39 of Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required by this item is incorporated herein by reference to page 38 of the Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required by this item is incorporated herein by reference to pages 13 through 30 of the Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

The names, ages and positions of the Executive Officers of the Registrant as of February 1, 2000 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders.

                                CURRENT POSITION AND
NAME AND AGE                    BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                    ---------------------------------------
George A. Schaefer, Jr., 54     PRESIDENT AND CEO.  President and Chief  Executive  Officer of
                                the Registrant and Fifth Third Bank.

Neal E. Arnold, 40              EXECUTIVE  VICE  PRESIDENT,   CHIEF   FINANCIAL   OFFICER  AND
                                TREASURER.  Executive  Vice  President of the  Registrant  and
                                Fifth  Third  Bank  since  December  1998.   Chief   Financial
                                Officer  of the  Registrant  and Fifth  Third  Bank since June
                                1997.  Mr.  Arnold has been the  Treasurer  of the  Registrant and Fifth Third Bank.  Previously,  Mr.  Arnold was  Treasurer
                                and Senior Vice President of Fifth Third Bank.



Michael D. Baker, 49            EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                Registrant   and  Fifth   Third   Bank  since   August   1995.
                                Previously,  Mr.  Baker  was  Senior  Vice  President  of  the
                                Registrant since March 1993, and of Fifth Third Bank.


Barry L. Boerstler, 52          EXECUTIVE  VICE  PRESIDENT.  Executive  Vice President of the
                                Registrant  and  Fifth  Third Bank  since  September   1999.
                                Mr.  Boerstler was Senior Vice  President of the Registrant
                                since December 1997 and of Fifth Third Bank.  Previously,
                                Mr. Boerstler was a Vice President of Fifth Third Bank.



                                    PART III

------------------------------------------------------------------------

                                CURRENT POSITION AND
NAME AND AGE                    BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                    ---------------------------------------
James J. Hudepohl, 47           EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                Registrant   and  Fifth   Third  Bank  since   January   1997.
                                Previously,  Mr.  Hudepohl was Senior Vice  President of Fifth
                                Third Bank.

Michael K. Keating, 44          EXECUTIVE  VICE  PRESIDENT,  GENERAL  COUNSEL  AND  SECRETARY.
                                Executive  Vice  President of the  Registrant  and Fifth Third
                                Bank since  August 1995 and  Secretary of the  Registrant  and
                                Fifth  Third  Bank  since   January  1994.   Previously,   Mr.
                                Keating was Senior Vice  President and General  Counsel of the
                                Registrant  since March 1993,  and Senior Vice  President  and
                                Counsel of Fifth Third Bank.

Robert P. Niehaus, 53           EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                Registrant   and  Fifth   Third   Bank  since   August   1995.
                                Previously,  Mr.  Niehaus  was Senior  Vice  President  of the
                                Registrant  since March 1993,  and Senior  Vice  President  of
                                Fifth Third Bank.

Stephen J. Schrantz, 50         EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                Registrant and Fifth Third Bank.

Gerald L. Wissel, 43            EXECUTIVE  VICE  PRESIDENT.  Executive Vice President of Fifth
                                Third  Bank since  January  1997.  Auditor  of the  Registrant and Fifth Third Bank.  Previously,  Mr. Wissel was Senior Vice
                                President of Fifth Third Bank.


                                    PART III

------------------------------------------------------------------------

                                CURRENT POSITION AND
NAME AND AGE                    BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                    ---------------------------------------

Robert J. King, Jr., 44         EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                Registrant  since  June 1997.  Vice  Chairman  of Fifth  Third
                                Bank,  Northwestern  Ohio,  N.A.  and  President  and  CEO  of
                                Fifth  Third  Bank   Northeast.   Previously,   Mr.  King  was
                                President  and CEO of Fifth  Third  Bank,  Northwestern  Ohio,
                                N.A.  Mr. King was Senior  Vice  President  of the  Registrant
                                since March 1995.

James R. Gaunt, 54              EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                Registrant  since  June 1997.  Senior  Vice  President  of the
                                Registrant  since March 1994,  and  President and CEO of Fifth
                                Third Bank of Kentucky,  Inc.  since August 1994.  Previously,
                                Mr.  Gaunt was Senior Vice  President  of the  Registrant  and
                                Fifth Third Bank.

Paul L. Reynolds, 38            EXECUTIVE  VICE  PRESIDENT,   ASSISTANT  SECRETARY.  Executive
                                Vice  President  of  the  Registrant   since  September  1999.
                                Previously,  Senior  Vice  President  of  the  Registrant  and
                                Fifth  Third Bank since  March 1997.  Assistant  Secretary  of
                                the  Registrant   since  March  1995,   General   Counsel  and
                                Assistant  Secretary of Fifth Third Bank since  January  1995.

Roger W. Dean, 37               CONTROLLER.  Senior  Vice  President  of  the  Registrant  and
                                Fifth  Third  Bank  since  March  1997.   Controller   of  the
                                Registrant   and   Fifth   Third   Bank   since   June   1993.
                                Previously,  Mr.  Dean was Vice  President  of the  Registrant
                                and Fifth  Third Bank.

The information required by this item concerning Directors is incorporated herein by reference under the caption "ELECTION OF DIRECTORS" (pages 2 - 6) of the Registrant's 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" (pages 7 -13) of the Registrant's 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS AND EXECUTIVE COMPENSATION" (pages 1- 13) of the Registrant's 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" (page 13) of the Registrant's 2000 Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

a)      Documents Filed as Part of the Report                                     Page
                                                                                  ----
        1.     Index to Financial Statements

               Consolidated Statements of Income for the
               Years Ended December 31, 1999, 1998 and 1997                         *

               Consolidated Balance Sheets, December 31, 1999
               and 1998                                                             *

               Consolidated Statements of Changes in
               Shareholders' Equity for the Years Ended
               December 31, 1999, 1998 and 1997                                     *

               Consolidated Statements of Cash Flows for the
               Years Ended December 31, 1999, 1998 and 1997                         *

               Notes to Consolidated Financial Statements                           *

        * Incorporated by reference to pages 13 through 29 of the Registrant's 1999 Annual Report to Shareholders attached to this filing as Exhibit 13.


        2.     Financial Statement Schedules

               The schedules for Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
(CONTINUED)
-----------

3.      Exhibits

               Exhibit No.
               -----------

                3.1     Code of Regulations of Fifth Third Bancorp, as amended
                        (a)

                3.2 Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended (b)

                4(a) Junior Subordinated Indenture, dated as of March 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company, as Debenture Trustee (c)

                4(b) Certificate Representing the 8.136% Junior Subordinated Deferrable Interest Debentures, Series A, of Fifth Third Bancorp (c)

                4(c) Amended and Restated Trust Agreement, dated as of March 20, 1997 of Fifth Third Capital Trust II, among Fifth Third Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees name therein (c)

                4(d) Certificate Representing the 8.136% Capital Securities, Series A, of Fifth Third Capital Trust I (c)

                4(e) Guarantee Agreement, dated as of March 20, 1997 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (c)

                4(f) Agreement as to Expense and Liabilities, dated as of March 20, 1997 between Fifth Third Bancorp, as the holder of the Common Securities of Fifth Third Capital Trust I and Fifth Third Capital Trust II (c)

                10(a) Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (d)+

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
(CONTINUED)
-----------

        3.     Exhibits

               Exhibit No.
               -----------

                10(b)   Fifth Third Bancorp 1990 Stock Option Plan (e)+

                10(c)   Fifth Third Bancorp 1987 Stock Option Plan (f)+

                10(d) Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee (g)


                10(e)   Fifth Third Bancorp 1993 Discount Stock Purchase Plan
                        (h)+

                10(f) Fifth Third Bancorp Amended and Restated Stock Incentive Plan for selected Executive Officers, Employees and Directors of The Cumberland Federal Bancorporation, Inc.
                        (i)+

                10(g)   Fifth Third Bancorp Master Profit Sharing Plan (j)+

                10(h) Fifth Third Bancorp Amended and Restated Stock Option and Incentive Plan for Selected Executive Officers, Employees and Directors of Falls Financial, Inc. (k)+

                10(i) Fifth Third Bancorp Amended 1993 Discount Stock Purchase Plan (l)+

                10(j)   Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan
                        (m)+

                10(k)   Fifth Third Bancorp Variable Compensation Plan (n)+

                10(l) CitFed Bancorp, Inc. Amended and Restated 1991 Stock Option and Incentive Plan (o)+

                10(m) Fifth Third Bancorp Non-qualified Deferred Compensation Plan. (p)+

                10(n) Emerald Financial Corp. 1994 Long Term Incentive Plan and Emerald Financial Corp. 1998 Stock Option and Incentive Plan. (q)+

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(CONTINUED)
-----------

        3.     Exhibits

               Exhibit No.
               -----------

                10(o) CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; King City Federal Savings Bank 1986 Stock Option and Incentive Plan; Indiana Bancshares, Inc. 1990 Stock Option Plan; National Bancorp Stock Option Plan; Indiana Federal Corporation 1986 Stock Option and Incentive Plan; and UF Bancorp, Inc. 1991 Stock Option and Incentive Plan (r) +

                10(p) Peoples Bank Corporation of Indianapolis 1998 Stock Option Plan; Peoples Bank Corporation of Indianapolis Stock Option Plan; and Peoples Bank Corporation of Indianapolis Directors Stock Option Plan. (s) +

                11 Computation of Consolidated Earnings Per Share for the Years Ended December 31, 1999, 1998, 1997, 1996 and 1995

                13      Fifth Third Bancorp 1999 Annual Report to Shareholders

                21      Fifth Third Bancorp Subsidiaries

                23      Independent Auditors' Consent

                27.1    Financial Data Schedule for the Year Ended December 31,
                        1999

                27.2 Financial Data Schedule restated for the Three Months Ended March 31, 1999, for the Six Months Ended June 30, 1999, and for the Nine Months Ended September 30, 1999.

                27.3 Financial Data Schedules restated for the Year Ended December 31, 1998 and for the Year Ended December 31, 1997.

                27.4 Financial Data Schedule restated for the Three Months Ended March 31, 1998, for the Six Months Ended June 30, 1998 and for the Nine Months Ended September 30, 1998.

+ Denotes management contract or compensatory plan or arrangement.

b)      Reports on Form 8-K

The Registrant filed a report on Form 8-K dated December 17, 1999, related to the unaudited condensed financial statements and supplemental financial data for the years ended December 31, 1998, 1997, 1996, 1995, 1994 and for the three months ended September 30, 1999, June 30, 1999, March 31, 1999, December 31, 1998, September 30, 1998, June 30, 1998 and March 31, 1998. The unaudited condensed financial statements and supplemental financial data preliminarily reflected the effect of the Registrant's acquisitions, as if all the pooled entities had been combined for all the periods presented.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(CONTINUED)
-----------

-----------------------

(a) Incorporated by reference to Registrant's Registration Statement, on Form S-4, Registration No. 33-63966.

(b) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(c) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

(d) Incorporated by reference to Registrant's Form 10-K Annual Report by reference to Form 10-K filed for fiscal year ended December 31, 1985.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(CONTINUED)
-----------

(l) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(m) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 333-58249.

(n) Incorporated by reference to Registrant's Proxy Statement dated February 9, 1998.

(o) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 333-48049 and by reference to CitFed Bancorp's Form 10-K for the fiscal year ended March 31, 1996.

(p) Filed with the Securities and Exchange Commission as Exhibit 10.4 to a Registration Statement on Form S-4, Registration No. 33-21139.

(q) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-77293 and by reference to Emerald Financial Corporation Form 10-K for the fiscal year ended March 31, 1999 and Form S-8 filed April 30, 1998.

(r) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Form 10-K, as amended, for the fiscal year ended December 31, 1998.

(s) Incorporated by reference to Peoples Bank Corporation of Indianapolis filings with the Securities and Exchange Commission as an Exhibit to Form 10K for each of the fiscal years ended December 31, 1998, December 31, 1995, and December 31, 1996, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)

/s/George A. Schaefer, Jr.                                        March 21, 2000
-------------------------------
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 21, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/Neal E. Arnold                       /s/Roger W. Dean                     /s/Robert B. Morgan
-------------------------------         -----------------------------        --------------------------
Neal E. Arnold                          Roger W. Dean                        Robert B. Morgan
Executive Vice President and CFO        Controller                           Director
(Principal Financial Officer)           (Principal Accounting Officer)

/s/Darryl F. Allen                      /s/Joan R. Herschede                 /s/David E. Reese
-------------------------------         -----------------------------        --------------------------
Darryl F. Allen                         Joan R. Herschede                    David E. Reese
Director                                Director                             Director

/s/John F. Barrett                      /s/Allen M. Hill                     /s/James E. Rogers
-------------------------------         -----------------------------        --------------------------
John F. Barrett                         Allen M. Hill                        James E. Rogers
Director                                Director                             Director

/s/Gerald V. Dirvin                     /s/William G. Kagler                 /s/Brian H. Rowe
-------------------------------         -----------------------------        --------------------------
Gerald V. Dirvin                        William G. Kagler                    Brian H. Rowe
Director                                Director                             Director

/s/Thomas B. Donnell                    /s/James D. Kiggen                   /s/Donald B. Shackelford
-------------------------------         -----------------------------        --------------------------
Thomas B. Donnell                       James D. Kiggen                      Donald B. Shackelford
Director                                Director                             Director

/s/Richard T. Farmer                    /s/Jerry L. Kirby                    /s/George A. Schaefer, Jr.
-------------------------------         -----------------------------        --------------------------
Richard T. Farmer                       Jerry L. Kirby                       George A. Schaefer, Jr.
Director                                Director                             Director, President and CEO
                                                                             (Principal Executive Officer)

/s/Joseph H. Head, Jr.                  /s/Mitchel D. Livingston, Ph. D.     /s/John J. Schiff, Jr.
-------------------------------         --------------------------------     --------------------------
Joseph H. Head, Jr.                     Mitchel D. Livingston, Ph. D.        John J. Schiff, Jr.
Director                                Director                             Director

/s/Dennis J. Sullivan, Jr.              /s/Dudley S. Taft            /s/John J. Schiff, Jr.
-------------------------------         --------------------------   -----------------------
Dennis J. Sullivan, Jr.                 Dudley S. Taft               John J. Schiff, Jr.
Director                                Director                     Director


/s/Alton C. Wendzel                     /s/Robert L. Koch II         /s/Thomas W. Traylor
-------------------------------         --------------------------   -----------------------
Alton C. Wendzel                        Robert L. Koch II            Thomas W. Traylor
Director                                Director                     Director