Form 10-Q
period 2000-03-31
FIFTH THIRD BANCORP
filed 2000-05-15
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2000
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

                                   Yes _X_   No___


There were 309,765,919 shares of the Registrant's Common Stock, without par value, outstanding as of April 30, 2000.

                               FIFTH THIRD BANCORP

                                      INDEX


Part I.  Financial Information

    Item 1.    Financial Statements

               Consolidated Balance Sheets -
               March 31, 2000 and 1999 and December 31, 1999                                      3

               Consolidated Statements of Income -
               Three Months Ended March 31, 2000 and 1999                                         4

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2000 and 1999                                         5

               Consolidated Statements of Changes in Shareholders' Equity -
               Three Months Ended March 31, 2000 and 1999                                         6

               Notes to Consolidated Financial Statements                                    7 - 10

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                11 - 14

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                        15

Part II.  Other Information                                                                      16

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

========================================================================================================================
                                                                    MARCH 31,          December 31,           March 31,
($000'S)                                                              2000                 1999                 1999
========================================================================================================================
ASSETS
------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                           $   947,525            1,213,089              901,638
Securities Available for Sale(a)                                   14,875,146           12,687,529           12,353,721
Securities Held to Maturity(b)                                        139,192              129,142              124,282
Other Short-Term Investments                                          353,197              355,447              143,534
Loans Held for Sale                                                   522,088              297,277              458,171
Loans and Leases
    Commercial Loans                                                6,624,190            6,206,712            5,712,747
    Construction Loans                                              1,085,521            1,067,887              833,361
    Commercial Mortgage Loans                                       2,506,964            2,651,378            2,221,944
    Commercial Lease Financing                                      2,293,173            2,283,006            1,834,392
    Residential Mortgage Loans                                      4,796,426            4,813,971            5,487,151
    Consumer Loans                                                  5,350,504            5,283,684            4,520,351
    Consumer Lease Financing                                        3,674,307            3,579,600            2,772,445
    Unearned Income                                                  (919,782)            (922,618)            (729,656)
    Reserve for Credit Losses                                        (373,337)            (366,640)            (336,377)
------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                             25,037,966           24,596,980           22,316,358
Bank Premises and Equipment                                           489,918              481,531              453,133
Accrued Income Receivable                                             317,760              321,025              330,546
Other Assets                                                        1,705,973            1,507,492              979,735
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $44,388,765           41,589,512           38,061,118
========================================================================================================================
LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Deposits
    Demand                                                        $ 3,929,553            3,834,191            3,579,984
    Interest Checking                                               4,369,433            4,176,537            3,628,988
    Savings and Money Market                                        5,828,077            5,783,555            6,110,082
    Time Deposits                                                  14,858,634           12,289,277           11,349,261
------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                     28,985,697           26,083,560           24,668,315
Federal Funds Borrowed                                              5,279,410            2,971,855            2,333,692
Short-Term Bank Notes                                                  15,000            1,317,400              615,200
Other Short-Term Borrowings                                         2,604,210            4,084,878            2,744,266
Accrued Taxes, Interest and Expenses                                  850,726              785,927              886,087
Other Liabilities                                                     486,185              292,589              210,868
Long-Term Debt                                                      1,842,986            1,803,772            2,542,160
Guaranteed Preferred Beneficial Interest in
    Convertible Subordinated Debentures                               172,500              172,500              172,500
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  40,236,714           37,512,481           34,173,088
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY(c)
------------------------------------------------------------------------------------------------------------------------
Common Stock(d)                                                       687,489              685,728              672,222
Capital Surplus                                                       926,276              911,224              656,247
Retained Earnings                                                   2,836,473            2,704,595            2,507,406
Unrealized Gains (Losses) on
    Securities Available for Sale                                    (298,187)            (224,516)              81,455
Treasury Stock                                                              -                    -              (29,300)
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          4,152,051            4,077,031            3,888,030
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $44,388,765           41,589,512           38,061,118
========================================================================================================================


(a)      Amortized cost: March 31, 2000 - $15,340,052, December 31, 1999 -
         $13,037,903 and March 31, 1999 - $12,243,194.

(b)      Market value: March 31, 2000 - $138,866, December 31, 1999 - $129,142
         and March 31, 1999 - $121,948.

(c) 500,000 shares of no par value preferred stock are authorized of which none have been issued.

(d) Stated value $2.22 per share; authorized 650,000,000; outstanding at March 31, 2000 - 309,679,538, at December 31, 1999 - 308,886,592 and at
         March 31, 1999 - 302,803,022 (excludes 466,111 treasury shares).



See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
========================================================================================
                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
($000'S)                                                         2000            1999
========================================================================================
INTEREST INCOME
Interest and Fees on Loans and Leases                         $ 507,287         451,418
Interest on Securities
    Taxable                                                     247,465         177,826
    Exempt from Income Taxes                                      9,373           9,146
----------------------------------------------------------------------------------------
Total Interest on Securities                                    256,838         186,972
Interest on Other Short-Term Investments                          3,055           2,416
----------------------------------------------------------------------------------------
Total Interest Income                                           767,180         640,806
----------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits
    Interest Checking                                            23,986          16,650
    Savings and Money Market                                     50,339          45,876
    Time Deposits                                               171,018         138,507
----------------------------------------------------------------------------------------
Total Interest on Deposits                                      245,343         201,033
Interest on Federal Funds Borrowed                               72,072          32,761
Interest on Short-Term Bank Notes                                15,207           6,560
Interest on Other Short-Term Borrowings                          37,538          29,940
Interest on Long-Term Debt and Notes                             33,576          31,417
----------------------------------------------------------------------------------------
Total Interest Expense                                          403,736         301,711
----------------------------------------------------------------------------------------
NET INTEREST INCOME                                             363,444         339,095
Provision for Credit Losses                                      21,352          25,391
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           342,092         313,704
OTHER OPERATING INCOME
Investment Advisory Income                                       50,763          43,551
Service Charges on Deposits                                      47,655          39,497
Data Processing Income                                           50,920          38,396
Other Service Charges and Fees                                   90,303          83,518
Securities Gains                                                    522           1,632
----------------------------------------------------------------------------------------
Total Other Operating Income                                    240,163         206,594
----------------------------------------------------------------------------------------
OPERATING EXPENSES
Salaries, Wages and Incentives                                  109,929         101,183
Employee Benefits                                                25,681          22,974
Equipment Expenses                                               12,685          12,039
Net Occupancy Expenses                                           19,143          17,401
Other Operating Expenses                                        106,462         100,714
----------------------------------------------------------------------------------------
Total Operating Expenses                                        273,900         254,311
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      308,355         265,987
Applicable Income Taxes                                         101,986          89,645
----------------------------------------------------------------------------------------
NET INCOME                                                    $ 206,369         176,342
========================================================================================
Per Share:
    Earnings                                                  $    0.67            0.58
    Diluted Earnings                                          $    0.66            0.57
    Cash Dividends                                            $    0.24            0.20
========================================================================================
Average Shares (000's):
    Outstanding                                                 309,187         303,151
    Diluted                                                     316,415         312,172
========================================================================================


See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===========================================================================================================================
                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            -------------------------------
($000'S)                                                                                         2000            1999
===========================================================================================================================
OPERATING ACTIVITIES
Net Income                                                                                     $   206,369         176,342
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                     21,352          25,391
    Depreciation, Amortization and Accretion                                                        27,969          30,720
    Provision for Deferred Income Taxes                                                             21,120          11,208
    Realized Securities Gains                                                                         (599)         (2,457)
    Realized Securities Losses                                                                          78             825
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                                677,962       1,047,633
    Net Gains on Sales of Loans                                                                     (2,137)        (17,636)
    Increase in Residential Mortgage Loans Held for Sale                                          (900,636)       (901,252)
    Decrease in Accrued Income Receivable                                                            3,265          13,273
    Decrease (Increase) in Other Assets                                                           (100,571)        202,402
    Increase in Accrued Taxes, Interest and Expenses                                                84,532          77,421
    Decrease in Other Liabilities                                                                  (60,455)        (18,871)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                (21,751)        644,999
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                               959,690         582,393
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                      350,130       1,038,481
Purchases of Securities Available for Sale                                                      (3,290,701)     (2,648,141)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                              7           5,589
Purchases of Securities Held to Maturity                                                           (10,057)         (5,606)
Decrease in Other Short-Term Investments                                                             2,250          40,808
Increase in Loans and Leases                                                                      (716,342)       (400,477)
Purchases of Bank Premises and Equipment                                                           (25,743)        (17,722)
Proceeds from Disposal of Bank Premises and Equipment                                                4,340           4,645
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (2,726,426)     (1,400,030)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase (Decrease) in Core Deposits                                                               182,470        (657,488)
Increase in CDs - $100,000 and Over, including Foreign                                           2,869,667         692,585
Increase in Federal Funds Borrowed                                                               2,307,555         195,781
Increase (Decrease) in Short-Term Bank Notes                                                    (1,302,400)        607,200
Increase (Decrease) in Other Short-Term Borrowings                                              (1,846,186)        367,437
Proceeds from Issuance of Long-Term Debt and Notes                                                 751,706          32,209
Repayment of Long-Term Debt                                                                       (422,016)       (554,299)
Payment of Cash Dividends                                                                          (74,169)        (62,495)
Exercise of Stock Options                                                                           13,903           9,842
Other                                                                                                2,083         (19,471)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        2,482,613         611,301
---------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                               (265,564)       (143,730)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                   1,213,089       1,045,368
---------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                       $   947,525         901,638
===========================================================================================================================


See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
=========================================================================================================================
                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         --------------------------------
($000'S)                                                                                      2000                1999
=========================================================================================================================
BALANCE AT DECEMBER 31                                                                    $ 4,077,031          3,795,054
Net Income                                                                                    206,369            176,342
Nonowner Changes in Equity, Net of Tax:
    Change in Unrealized Losses on Securities Available for Sale                              (73,671)           (13,265)
-------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                     132,698            163,077
Cash Dividends Declared:
    Fifth Third Bancorp (2000 - $.24 per share and 1999 - $.20 per share)                     (74,323)           (53,475)
    Pooled Companies Prior to Acquisition                                                           -            (10,084)
Stock Options Exercised
    Including Treasury Shares Issued                                                           13,903              9,842
Other                                                                                           2,742            (16,384)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31                                                                       $ 4,152,051          3,888,030
=========================================================================================================================



See Notes to Consolidated Financial Statements

                              FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of March 31, 2000 and 1999, the results of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999. In accordance with generally accepted accounting principles for interim financial information, these statements do not include certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1999 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant"). The results of operations and statements of cash flows for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 1999, included in the Registrant's Annual Report on Form 10-K.

2. Financial data for the period ended March 31, 1999 has been restated to reflect the fourth quarter 1999 mergers with Peoples Bank Corporation of Indianapolis ("Peoples") and CNB Bancshares, Inc. ("CNB") both publicly-traded bank holding companies with $675 million and $7.9 billion in total assets, respectively. Both transactions were tax-free, stock-for-stock exchanges accounted for as pooling-of-interests. In connection with these acquisitions the Registrant issued approximately
         3.4 million shares and 30.4 million shares of Fifth Third common stock for all the outstanding shares of Peoples and CNB, respectively. The contributions of Peoples and CNB to consolidated net interest income, other operating income and net income for the three month period ended March 31, 1999, prior to the mergers were as follows:

THREE MONTHS ENDED MARCH 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                                  PEOPLES BANK
                                  FIFTH           CORPORATION         CNB
                                  THIRD               OF           BANCSHARES,
($000'S)                         BANCORP         INDIANAPOLIS         INC.             OTHER             COMBINED
-------------------------------------------------------------------------------------------------------------------

Net Interest Income             $270,194          $  6,237          $ 60,122          $  2,542           $339,095
Other Operating Income           174,966             1,788            29,807                33            206,594
Net Income                       150,447             1,981            24,643              (729)           176,342
-------------------------------------------------------------------------------------------------------------------

         The combined results of operations are not necessarily indicative of the results that would have occurred had the acquisitions been consummated in the past or which might be attained in the future. As previously disclosed in the 1999 third quarter, the Registrant expects to incur additional merger-related costs during the second quarter of 2000 in connection with the integration of CNB.

3. For the first three months of 2000, the Registrant paid $448,143,000 in interest and no Federal income taxes. For the same period in 1999, the Registrant paid $304,123,000 in interest and $8,571,000 in Federal income taxes. During the first three months of 2000 and 1999, the Registrant had noncash investing activities consisting of the securitization of $254,004,000 and $289,300,000 of residential mortgage loans, respectively.

4. In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal periods beginning after June 15, 1999. In June 1999, the FASB issued SFAS
         No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, requiring recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The adoption of SFAS No. 133 is not expected to have a material effect on the Registrant's consolidated statement of financial condition.

5. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Registrant has determined its principal segments to be retail banking, commercial banking, investment advisory services and data processing. Retail banking provides a full range of deposit products and consumer loans and leases. Commercial banking offers services to business, government and professional customers. Investment advisory services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Data processing, through Midwest Payment Systems ("MPS"), provides electronic funds transfer ("EFT") services, merchant transaction processing, operates the Registrant's Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General corporate and other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

         Total revenues exclude securities gains and losses. Results of operations and selected financial information by operating segment for the three months ended March 31, 2000 and 1999 are as follows:

THREE MONTHS ENDED                             INVESTMENT                                 GENERAL
    MARCH 31,       COMMERCIAL      RETAIL      ADVISORY       DATA         ACQUIRED     CORPORATE
    ($000'S)         BANKING       BANKING      SERVICES    PROCESSING (a)  ENTITIES     AND OTHER    ELIMINATIONS (a)   TOTAL
--------------------------------------------------------------------------------------------------------------------------------
    2000
Total Revenues      $152,966      $298,290      $ 62,366      $ 54,348      $     --      $ 39,280       $ (4,165)      $603,085
--------------------------------------------------------------------------------------------------------------------------------
Net Income          $ 61,364      $ 91,935      $ 18,853      $ 16,893      $     --      $ 17,324       $     --       $206,369
--------------------------------------------------------------------------------------------------------------------------------

    1999
Total Revenues      $113,505      $239,638      $ 50,111      $ 40,121      $100,156      $  3,730       $ (3,204)      $544,057
--------------------------------------------------------------------------------------------------------------------------------
Net Income          $ 47,284      $ 81,021      $ 15,617      $ 11,753      $ 25,895      $ (5,228)      $     --       $176,342
--------------------------------------------------------------------------------------------------------------------------------

(a) Data Processing services revenues provided to the banking segments by MPS are eliminated in the Consolidated Statements of Income.

         There were no material changes in the identifiable assets that were disclosed in the Registrant's December 31, 1999 Annual Report on Form 10-K.

6. The Registrant has elected to present the disclosures required by SFAS No. 130, "Reporting Comprehensive Income" in the Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity," represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the three months are as follows:


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
($000'S)                                                                                          2000             1999
---------------------------------------------------------------------------------------------------------------------------
Reclassification Adjustments, Before Tax
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Losses Arising During Period                                            $(114,532)          (22,040)
Reclassification Adjustment for Gains Included in Net Income                                       522             1,632
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                       $(114,010)          (20,408)
---------------------------------------------------------------------------------------------------------------------------

Related Tax Effects
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Losses Arising During Period                                            $ (40,522)           (7,714)
Reclassification Adjustment for Gains Included in Net Income                                       183               571
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                       $ (40,339)           (7,143)
---------------------------------------------------------------------------------------------------------------------------

Reclassification Adjustments, Net of Tax
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Losses Arising During Period                                            $ (74,010)          (14,326)
Reclassification Adjustment for Gains Included in Net Income                                       339             1,061
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                       $ (73,671)          (13,265)
---------------------------------------------------------------------------------------------------------------------------

Accumulated Nonowner Changes in Equity
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding Gains (Losses) on
    Securities Available for Sale                                                            $(224,516)           94,720
Current Period Change                                                                          (73,671           (13,265)
---------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains (Losses) on Securities
    Available for Sale                                                                       $(298,187)           81,455
---------------------------------------------------------------------------------------------------------------------------

7. The reconciliation of earnings per share to diluted earnings per share follows:

THREE MONTHS ENDED MARCH 31,                              2000                                       1999
---------------------------------------------------------------------------------------------------------------------------
                                             NET         AVERAGE      PER-SHARE       NET          AVERAGE      PER-SHARE
($000'S)                                   INCOME        SHARES        AMOUNT        INCOME         SHARES       AMOUNT
---------------------------------------------------------------------------------------------------------------------------
EPS
Income Available to
    Common Shareholders                  $ 206,369      309,187         $0.67        $176,342      303,151        $0.58
EFFECT OF DILUTIVE SECURITIES
Stock Options                                             4,284                                      6,077
Interest on 6% Convertible
   Subordinated Debentures due 2028,
    Net of Applicable Income Taxes           1,640        2,944                         1,640        2,944
---------------------------------------------------------------------------------------------------------------------------
DILUTED EPS
Income Available to
    Common Shareholders
    Plus Assumed Conversions             $ 208,009      316,415         $0.66        $177,982      312,172        $0.57
---------------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Net income was $206.4 for the first three months of 2000, a 17 percent increase over last year's $176.3 million. Diluted earnings per share was $.66 for the first quarter, up 15.8 percent from $.57 for the same period last year.

Net interest income on a fully taxable equivalent basis for the first quarter of 2000 was $385.5 million, an 8 percent increase over $356.8 million for the same period last year, resulting principally from a 16.3 percent growth in average interest-earning assets. Net interest margin declined 32 basis points ("bp") from 4.14 percent during first quarter 1999 to 3.82 percent in the first quarter 2000, reflecting a 125bp increase in the Federal Funds borrowing rate. The effect of this rate increase was offset by strong deposit growth, a focus on asset re-pricing and longer borrowing maturities.

Credit quality improved overall due to continued management initiatives to proactively identify and resolve problem credits. The provision for credit losses was $21.4 million in the 2000 first quarter compared to $25.4 million in the same period last year. Net charge-offs declined 29.3 percent to $14.9 million from $21 million in the 1999 first quarter primarily due to a 12.4 percent improvement in loan and lease losses, coupled with a 31.6 percent increase in recoveries. Net charge-offs as a percent of average loans and leases outstanding declined 14bp to .24 percent from .38 percent in the same period last year. Nonperforming assets as a percentage of total loans, leases and other real estate owned was .32 percent at March 31, 2000, down 6bp from .38 percent at March 31, 1999. Underperforming assets were $160.8 million at March 31, 2000, or .63 percent of total loans and leases and other real estate owned, down 15bp from the $177.3 million, or .78 percent, at March 31, 1999.

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

Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for loss accrual.

Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-offs experience sustained on loans according to their internal risk grade. These grades encompass nine categories that define a borrower's ability to repay their loan obligations.

Homogenous loans, such as consumer installment, residential mortgage loans and automobile leases are not individually risk graded. Reserves are established for each pool of loans based on the expected net-charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgement, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Registrant's internal credit examiners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Total other operating income, excluding securities gains, increased 16.9 percent to $239.6 million in the first quarter of 2000 compared to $205 million in the first quarter of 1999, with data processing income increasing 32.6 percent to $50.9 million. Increases in electronic funds transfers ("EFT") and higher transaction volume from increased debit and ATM card usage, coupled with expansion of business-to-business e-commerce, contributed to the increase in data processing income.

Investment advisory income increased 16.6 percent to $50.8 million in the first quarter of 2000 compared to $43.6 million in the 1999 period. This growth was attributable to double-digit increases in personal trust, employee benefits, corporate trust and brokerage revenue, coupled with new sales volume. Service charges on deposits increased 20.7 percent over the same period last year primarily due to the success of new account campaigns, while other service fee charges and fees grew 8.1 percent over the same quarter last year.

The overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 43.8 percent for the first quarter of 2000, down from 45.1 percent in the same period last year. The improvement in the 2000 overhead ratio was primarily due to increased revenues during the first quarter. Total operating expenses increased to $273.9 million in the 2000 first quarter, or 7.7 percent over the same period last year. Salaries, incentives and benefits increased 9.2 percent in the first quarter of 2000 primarily due to additional compensation incurred to support improved sales volume, coupled with an increase in the Registrant's profit sharing contribution. Net occupancy expense increased to $19.1 million during the first quarter primarily due to rent expense incurred, while total other operating expenses increased 5.7 percent, to $106.5 million, for the quarter.

FINANCIAL CONDITION

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $44.4 billion at March 31, 2000 compared to assets of $41.6 billion at December 31, 1999 and $38.1 billion at March 31, 1999, an increase of 6.7 percent and 16.6 percent, respectively. Return on average equity was 19.4 percent and return on average assets was 1.90 percent for the first quarter of 2000 compared to 19.0 percent and 1.91 percent, respectively, for the same quarter of last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net interest income growth continues to be fueled by improved interest-earning asset and deposit mix and interest-earning asset growth, partially offset by a decline in net interest margin. Interest-earning assets increased to $41.3 billion for the first quarter of 2000, an increase of $5.6 billion, or 15.6 percent, over the same period last year and $2.9 billion, or 7.5 percent, over 1999 year-end. Interest-earning assets increased primarily due to growth in securities available for sale, coupled with growth in commercial loans and leases and consumer loans and leases.

Deposits grew to $29 billion at March 31, 2000, an increase of $4.3 billion, or
17.5 percent, over the same period last year and $2.9 billion, or 11.1 percent, over 1999 year-end. Deposit growth during the period is primarily attributable to the success of campaigns emphasizing customer deposit accounts.

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

At March 31, 2000, shareholders' equity was $4.152 billion compared to $3.888 billion at March 31, 1999, an increase of $264 million, or 6.8 percent. Shareholders' equity as a percentage of total assets as of March 31, 2000 was
9.35 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at March 31, 2000 and 1999. At March 31, 2000, the Registrant had a Tier 1 risk-based capital ratio of 13.05 percent, a total risk-based capital ratio of 14.89 percent and a leverage ratio of 10.06 percent. At March 31, 1999, the Registrant had a Tier 1 risk-based capital ratio of 12.56 percent, a total risk-based capital ratio of 14.51 percent and a leverage ratio of 10.04 percent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 7.70 percent over one year and decrease by 2.92 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 4.10 percent over one year and decrease net interest income by an estimated 4.67 percent over two years.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 21, 2000, the Registrant held its Annual Meeting of Stockholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted all of the proposals stated in the Proxy Statement dated February 9, 2000, which is incorporated herein by reference. The proposals voted on and approved by the shareholders are as follows:

1. Election of eight (8) Class II Directors (John F. Barrett, Richard T. Farmer, Robert B. Morgan, Brian H. Rowe, George A. Schaefer, Jr., John
         J. Schiff, Jr., Donald B. Shackelford and Dudley S. Taft) to serve until the Annual Meeting of Shareholders in 2003.

2. Approval of the proposal to amend Article Fourth of the Amended Articles of Incorporation to Increase the authorized number of shares of Common Stock, without par value, from 500,000,000 shares to 650,000,000 shares by a vote of 258,878,074 for 6,139,516 against and
         1,568,639 withheld.

3. Approval of the proposal to appoint the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 2000 by a vote of 263,406,981 for, 1,955,544 against and 1,223,704 withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits
                (3)(i) Amended Articles of Incorporation, as amended

               (3)(ii) Code of Regulation, as amended, incorporated by
                       reference to Registrant Registration Statement, on Form S-4, Registration No. 33-63966

                  (27) Financial Data Schedules for the Three Months Ended
                       March 31, 2000

(b) There were no Reports on Form 8-K filed during the first quarter of 2000.

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

                                                   Fifth Third Bancorp
                                                   -------------------
                                                   Registrant


 Date:  May 15, 2000                               /s/ Neal E. Arnold
                                                   -------------------
                                                   Neal E. Arnold
                                                   Executive Vice President and
                                                   Chief Financial Officer