Form 10-Q
period 2000-06-30
FIFTH THIRD BANCORP
filed 2000-08-14
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2000
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

There were 465,002,511 shares of the Registrant's Common Stock, without par value, outstanding as of July 31, 2000.

                               FIFTH THIRD BANCORP

                                      INDEX

Part I.  Financial Information

    Item 1.    Financial Statements

               Consolidated Balance Sheets -
               June 30, 2000 and 1999 and December 31, 1999                   3

               Consolidated Statements of Income -
               Three and Six Months Ended June 30, 2000 and 1999              4

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999                        5

               Consolidated Statements of Changes in Shareholders' Equity -
               Six Months Ended June 30, 2000 and 1999                        6

               Notes to Consolidated Financial Statements                7 - 11

    Item 2.    Management's Discussion and Analysis of

               Financial Condition and Results of Operations            12 - 16

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk    17

Part II.  Other Information                                                  18

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
========================================================================================================================
                                                                     JUNE 30,           December 31,           June 30,
($000'S)                                                               2000                 1999                 1999
========================================================================================================================
ASSETS
------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                           $   750,986            1,213,089              941,901
Securities Available for Sale (a)                                  15,152,145           12,687,529           12,638,561
Securities Held to Maturity (b)                                        45,967              129,142              101,687
Other Short-Term Investments                                          109,526              355,447              147,682
Loans Held for Sale                                                   349,829              297,277              276,101
Loans and Leases
    Commercial Loans                                                6,708,850            6,206,712            5,928,331
    Construction Loans                                              1,144,088            1,067,887              957,495
    Commercial Mortgage Loans                                       2,861,566            2,651,378            2,402,396
    Commercial Lease Financing                                      2,414,646            2,283,006            1,923,653
    Residential Mortgage Loans                                      4,562,250            4,813,971            5,330,096
    Consumer Loans                                                  5,593,722            5,283,684            4,843,395
    Consumer Lease Financing                                        3,758,015            3,579,600            3,108,614
    Unearned Income                                                  (964,883)            (922,618)            (793,124)
    Reserve for Credit Losses                                        (382,524)            (366,640)            (350,486)
------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                             25,695,730           24,596,980           23,350,370
Bank Premises and Equipment                                           495,951              481,531              455,500
Accrued Income Receivable                                             343,804              321,025              331,704
Other Assets                                                        1,779,994            1,507,492            1,743,509
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $44,723,932           41,589,512           39,987,015
========================================================================================================================
LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Deposits
    Demand                                                        $ 4,026,773            3,834,191            3,877,834
    Interest Checking                                               4,740,772            4,792,196            4,278,626
    Savings and Money Market                                        5,259,724            5,167,896            5,524,039
    Time Deposits                                                  13,432,507           12,289,277           11,921,482
------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                     27,459,776           26,083,560           25,601,981
Federal Funds Borrowed                                              3,252,303            2,971,855            3,518,346
Short-Term Bank Notes                                               2,740,000            1,317,400              125,000
Other Short-Term Borrowings                                         3,071,321            4,084,878            3,074,416
Accrued Taxes, Interest and Expenses                                  980,426              785,927              815,020
Other Liabilities                                                     435,654              292,589              204,046
Long-Term Debt                                                      2,287,003            1,803,772            2,609,964
Guaranteed Preferred Beneficial Interest in
    Convertible Subordinated Debentures                               172,500              172,500              172,500
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  40,398,983           37,512,481           36,121,273
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (C)
------------------------------------------------------------------------------------------------------------------------
Common Stock (d)                                                    1,032,177            1,028,592            1,015,604
Capital Surplus                                                       499,038              568,360              535,732
Retained Earnings                                                   3,056,430            2,704,595            2,401,447
Unrealized Losses on Securities
    Available for Sale                                               (262,696)            (224,516)             (82,412)
Treasury Stock                                                              -                    -               (4,629)
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          4,324,949            4,077,031            3,865,742
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $44,723,932           41,589,512           39,987,015
========================================================================================================================

(a) Amortized cost: June 30, 2000 - $15,555,639, December 31, 1999 - $13,037,903
    and June 30, 1999 - $12,767,240.

(b) Market value: June 30, 2000 - $45,967, December 31, 1999 - $129,142 and June
    30, 1999 - $102,155.

(c) 500,000 shares of no par value preferred stock are authorized of which none have been issued.

(d) Stated value $2.22 per share; authorized 650,000,000; outstanding at June 30, 2000 - 464,944,695, at December 31, 1999 - 463,329,888 and at June 30,
    1999 - 457,479,144 (excludes 110,454 treasury shares). Outstanding and treasury shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend declared June 20, 2000 and distributed July 14, 2000 to shareholders of record as of June 30, 2000.

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
=================================================================================  ===========================
                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        -------------------------  ---------------------------
($000'S)                                                   2000           1999           2000          1999
=================================================================================  ===========================
INTEREST INCOME
Interest and Fees on Loans and Leases                    $528,008        465,413     $1,035,295       916,831
Interest on Securities
    Taxable                                               277,744        192,651        525,209       370,477
    Exempt from Income Taxes                                9,376          9,549         18,749        18,695
---------------------------------------------------------------------------------  ---------------------------
Total Interest on Securities                              287,120        202,200        543,958       389,172
Interest on Other Short-Term Investments                    2,788            983          5,843         3,399
---------------------------------------------------------------------------------  ---------------------------
Total Interest Income                                     817,916        668,596      1,585,096     1,309,402
---------------------------------------------------------------------------------  ---------------------------
INTEREST EXPENSE
Interest on Deposits
    Interest Checking                                      41,155         25,229         65,141        47,638
    Savings and Money Market                               39,290         39,906         89,629        80,023
    Time Deposits                                         219,964        137,559        390,982       276,066
---------------------------------------------------------------------------------  ---------------------------
Total Interest on Deposits                                300,409        202,694        545,752       403,727
Interest on Federal Funds Borrowed                         72,054         40,731        144,126        73,492
Interest on Short-Term Bank Notes                          18,550          7,090         33,757        13,650
Interest on Other Short-Term Borrowings                    32,647         31,164         70,185        61,104
Interest on Long-Term Debt and Notes                       29,536         34,596         63,112        66,013
---------------------------------------------------------------------------------  ---------------------------
Total Interest Expense                                    453,196        316,275        856,932       617,986
---------------------------------------------------------------------------------  ---------------------------
NET INTEREST INCOME                                       364,720        352,321        728,164       691,416
Provision for Credit Losses                                26,339         35,271         47,691        60,662
---------------------------------------------------------------------------------  ---------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES     338,381        317,050        680,473       630,754
OTHER OPERATING INCOME
Investment Advisory Income                                 49,471         47,290        100,234        90,841
Service Charges on Deposits                                55,343         42,901        102,998        82,398
Data Processing Income                                     56,695         41,904        107,615        80,300
Other Service Charges and Fees                             86,712         88,129        177,015       171,647
Securities (Losses) Gains                                    (160)           988            362         2,620
---------------------------------------------------------------------------------  ---------------------------
Total Other Operating Income                              248,061        221,212        488,224       427,806
---------------------------------------------------------------------------------  ---------------------------
OPERATING EXPENSES
Salaries, Wages and Incentives                            108,964        110,361        218,893       211,544
Employee Benefits                                          23,666         23,350         49,347        46,324
Equipment Expenses                                         12,237         12,260         24,922        24,299
Net Occupancy Expenses                                     19,448         17,555         38,591        34,956
Other Operating Expenses                                  105,388        102,716        211,850       203,430
Merger-Related and Special Charges                         33,548              -         33,548             -
---------------------------------------------------------------------------------  ---------------------------
Total Operating Expenses                                  303,251        266,242        577,151       520,553
---------------------------------------------------------------------------------  ---------------------------
INCOME BEFORE INCOME TAXES                                283,191        272,020        591,546       538,007
Applicable Income Taxes                                    91,103         91,848        193,089       181,493
---------------------------------------------------------------------------------  ---------------------------
NET INCOME                                               $192,088        180,172     $  398,457       356,514
=================================================================================  ===========================
Per Share:
    Earnings                                             $   0.41           0.40     $     0.86          0.78
    Diluted Earnings                                     $   0.41           0.39     $     0.85          0.77
    Cash Dividends                                       $   0.18       0.13-1/3     $     0.34      0.26-2/3
=================================================================================  ===========================
Average Shares (000's):
    Outstanding                                           464,740        456,295        464,260       455,515
    Diluted                                               476,312        469,420        475,406       468,876
=================================================================================  ===========================

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===========================================================================================================================
                                                                                                   SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                               ----------------------------
($000'S)                                                                                           2000             1999
===========================================================================================================================
OPERATING ACTIVITIES
Net Income                                                                                     $   398,457         356,514
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                     47,691          60,662
    Depreciation, Amortization and Accretion                                                        58,614          51,722
    Provision for Deferred Income Taxes                                                            103,237          64,758
    Realized Securities Gains                                                                       (1,876)         (4,422)
    Realized Securities Losses                                                                       1,514           1,802
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                              1,496,305       1,884,725
    Net Gains on Sales of Loans                                                                     (4,352)        (30,015)
    Increase in Residential Mortgage Loans Held for Sale                                        (1,544,505)     (1,541,416)
    Decrease (Increase) in Accrued Income Receivable                                               (22,779)          9,045
    Increase in Other Assets                                                                      (294,694)       (557,113)
    Increase in Accrued Taxes, Interest and Expenses                                               106,202          66,958
    Increase (Decrease) in Other Liabilities                                                       142,672         (30,271)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          486,486         332,949
===========================================================================================================================
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                             3,003,584       1,047,061
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                      736,794       1,978,220
Purchases of Securities Available for Sale                                                      (5,361,305)     (4,433,962)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                          6,626          28,116
Purchases of Securities Held to Maturity                                                           (10,057)         (7,923)
Decrease in Other Short-Term Investments                                                           245,921          17,078
Increase in Loans and Leases                                                                    (1,965,459)     (1,733,497)
Purchases of Bank Premises and Equipment                                                           (48,209)        (41,356)
Proceeds from Disposal of Bank Premises and Equipment                                                8,420           9,334
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (3,383,685)     (3,136,929)
===========================================================================================================================
FINANCING ACTIVITIES
Increase in Transaction Account Deposits                                                           232,986          69,263
Decrease in Consumer Time Deposits                                                                (265,246)       (331,845)
Increase in CDs - $100,000 and Over, including Foreign                                           1,408,476       1,368,779
Increase in Federal Funds Borrowed                                                                 280,448       1,380,435
Increase in Short-Term Bank Notes                                                                1,422,600         125,000
Increase (Decrease) in Other Short-Term Borrowings                                              (1,013,878)        697,691
Proceeds from Issuance of Long-Term Debt and Notes                                               1,851,741         443,807
Repayment of Long-Term Debt                                                                     (1,368,683)       (897,226)
Payment of Cash Dividends                                                                         (158,027)       (125,803)
Exercise of Stock Options                                                                           22,982          18,174
Other                                                                                               21,697         (47,762)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        2,435,096       2,700,513
===========================================================================================================================
DECREASE IN CASH AND DUE FROM BANKS                                                               (462,103)       (103,467)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                   1,213,089       1,045,368
---------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                       $   750,986         941,901
===========================================================================================================================

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
=========================================================================================================================
                                                                                                SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                           ------------------------------
($000'S)                                                                                      2000                1999
=========================================================================================================================
BALANCE AT DECEMBER 31                                                                     $4,077,031          3,795,054
Net Income                                                                                    398,457            356,514
Nonowner Changes in Equity, Net of Tax:
    Change in Unrealized Losses on Securities Available for Sale                              (38,180)          (177,132)
-------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                     360,277            179,382
Cash Dividends Declared:
    Fifth Third Bancorp (2000 - $.34 per share and 1999 - $ .26-2/3 per share)               (158,027)          (107,736)
    Pooled Companies Prior to Acquisition                                                           -            (18,928)
Stock Options Exercised including Treasury Shares Issued                                       22,982             18,174
Treasury Shares Purchased                                                                           -                  -
Stock Issued in Acquisitions and Other                                                         22,686               (204)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30                                                                         $4,324,949          3,865,742
=========================================================================================================================

See Notes to Consolidated Financial Statements

                              FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of June 30, 2000 and 1999, the results of operations for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999. In accordance with generally accepted accounting principles for interim financial information, these statements do not include certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1999 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant"). The results of operations and statements of cash flows for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 1999, included in the Registrant's Annual Report on Form 10-K.

2. On June 20, 2000, the Registrant's Board of Directors approved a three-for-two stock split to be effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed on July 14, 2000 to shareholders of record as of June 30, 2000. Share and per share amounts reflected throughout the consolidated financial statements and notes thereto have been retroactively restated for the stock split.

3. On June 20, 2000, the Registrant's Board of Directors authorized the Registrant to purchase in the open market up to five percent of the outstanding shares of Fifth Third common stock. The form and amount of such repurchase will be at the discretion and final determination of executive management. The authorization will remain in effect until all shares authorized have been repurchased, unless sooner terminated by the Registrant's Board of Directors. As of June 30, 2000 no shares had yet been repurchased.

4. Financial data for the period ended June 30, 1999 has been restated to reflect the fourth quarter 1999 mergers with Peoples Bank Corporation of Indianapolis ("Peoples") and CNB Bancshares, Inc. ("CNB"), both publicly-traded bank holding companies with $675 million and $7.9 billion in total assets, respectively. Both transactions were tax-free, stock-for-stock exchanges accounted for as pooling-of-interests. In connection with these acquisitions the Registrant issued approximately
         5.1 million shares and 45.6 million shares of Fifth Third common stock for all the outstanding shares of Peoples and CNB, respectively. The contributions of Peoples and CNB to consolidated net interest income, other operating income and net income for the three and six months ended June 30, 1999, prior to the mergers, were as follows:

=================================================================================================================
THREE MONTHS ENDED JUNE 30, 1999

                                                         PEOPLES BANK
                                            FIFTH        CORPORATION         CNB
                                            THIRD             OF         BANCSHARES,
($000'S)                                   BANCORP       INDIANAPOLIS       INC.           OTHER        COMBINED
=================================================================================================================
Net Interest Income                       $280,473         $ 6,436        $ 63,843       $ 1,569        $352,321
Other Operating Income                     187,352           2,553          31,515          (208)        221,212
Net Income                                 161,556           2,522          23,891        (7,797)        180,172
=================================================================================================================

SIX MONTHS ENDED JUNE 30, 1999
=================================================================================================================

                                                         PEOPLES BANK
                                            FIFTH        CORPORATION         CNB
                                            THIRD             OF         BANCSHARES,
($000'S)                                   BANCORP       INDIANAPOLIS       INC.           OTHER        COMBINED
=================================================================================================================
Net Interest Income                       $550,667         $12,673        $123,965       $ 4,111        $691,416
Other Operating Income                     362,318           4,341          61,322          (175)        427,806
Net Income                                 312,003           4,503          48,534        (8,526)        356,514
=================================================================================================================

         The combined results are not necessarily indicative of the results that would have occurred had the acquisitions been consummated in the past or which might be attained in the future. During the second quarter of 2000, the Registrant incurred additional merger-related costs and special charges in connection with the integration of CNB totaling $33,548,000 ($23,057,000 after tax, or $.05 per diluted share). The merger-related costs consist of net employee-related obligations and conversion expenses, and the special charges relate to the restructuring of certain investment securities.

5. For the first six months of 2000, the Registrant paid $883,740,000 in interest and $15,000,000 in Federal income taxes. For the same period in 1999, the Registrant paid $618,077,000 in interest and $99,806,000 in Federal income taxes. During the first six months of 2000 and 1999, the Registrant had noncash investing activities consisting of the securitization of $850,261,000 and $582,949,000 of residential mortgage loans, respectively.

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

         Total revenues exclude securities gains and losses. Results of operations and selected financial information by operating segment for the three and six months ended June 30, 2000 and 1999 are as follows:

THREE MONTHS ENDED                             INVESTMENT                                 GENERAL
     JUNE 30,       COMMERCIAL     RETAIL       ADVISORY         DATA       ACQUIRED     CORPORATE
     ($000'S)        BANKING      BANKING       SERVICES     PROCESSING(a)  ENTITIES     AND OTHER  ELIMINATIONS(a)      TOTAL
================================================================================================================================
    2000
Total Revenues      $157,281      $315,601      $ 63,267      $ 60,672      $     --      $ 20,809     $(4,689)      $  612,941
--------------------------------------------------------------------------------------------------------------------------------
Net Income          $ 60,649      $102,865      $ 21,025      $ 18,921      $     --      $(11,372)    $    --       $  192,088
================================================================================================================================

    1999

Total Revenues      $124,748      $238,755      $ 53,833      $ 44,389      $105,380      $  9,141     $(3,701)      $  572,545
--------------------------------------------------------------------------------------------------------------------------------
Net Income          $ 51,363      $ 76,218      $ 16,872      $ 14,456      $ 18,616      $  2,647     $    --       $  180,172
================================================================================================================================

THREE MONTHS ENDED                             INVESTMENT                                 GENERAL
     JUNE 30,       COMMERCIAL     RETAIL       ADVISORY         DATA       ACQUIRED     CORPORATE
     ($000'S)        BANKING      BANKING       SERVICES     PROCESSING(a)  ENTITIES     AND OTHER  ELIMINATIONS(a)      TOTAL
================================================================================================================================
    2000
Total Revenues      $310,247      $613,891      $125,633      $115,020      $     --      $ 60,089     $(8,854)      $1,216,026
--------------------------------------------------------------------------------------------------------------------------------
Net Income          $122,013      $194,800      $ 39,878      $ 35,814      $     --      $  5,952     $    --       $  398,457
================================================================================================================================

    1999

Total Revenues      $238,253      $478,393      $103,944      $ 84,510      $205,536      $ 12,871     $(6,905)      $1,116,602
--------------------------------------------------------------------------------------------------------------------------------
Net Income          $ 98,647      $157,239      $ 32,489      $ 26,209      $ 44,511      $ (2,581)    $    --       $  356,514
================================================================================================================================

(a) Data Processing services revenues provided to the banking segments by MPS are eliminated in the Consolidated Statements of Income.

         There were no material changes in the identifiable assets that were disclosed in the Registrant's December 31, 1999 Annual Report on Form 10-K.

8. The Registrant has elected to present the disclosures required by SFAS No. 130, "Reporting Comprehensive Income," in the Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity" represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the six months are as follows:

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
($000'S)                                                                                       2000                1999
---------------------------------------------------------------------------------------------------------------------------
Reclassification Adjustments, Before Tax
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Losses Arising During Period                                           $ (53,120)          (274,712)
Reclassification Adjustment for Gains Included in Net Income                                      362              2,620
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                      $ (52,758)          (272,092)
---------------------------------------------------------------------------------------------------------------------------

Related Tax Effects
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Losses Arising During Period                                           $  14,705             95,874
Reclassification Adjustment for Gains Included in Net Income                                     (127)              (914)
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                      $  14,578             94,960
---------------------------------------------------------------------------------------------------------------------------

Reclassification Adjustments, Net of Tax
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Losses Arising During Period                                           $ (38,415)          (178,838)
Reclassification Adjustment for Gains Included in Net Income                                      235              1,706
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Losses on Securities Available for Sale                                      $ (38,180)          (177,132)
---------------------------------------------------------------------------------------------------------------------------

Accumulated Nonowner Changes in Equity
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding Gains (Losses) on
    Securities Available for Sale                                                           $(224,516)            94,720
Current Period Change                                                                         (38,180)          (177,132)
---------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Losses on Securities
    Available for Sale                                                                      $(262,696)           (82,412)
---------------------------------------------------------------------------------------------------------------------------

9. The reconciliation of earnings per share to earnings per diluted share follows:

THREE MONTHS ENDED JUNE 30,                               2000                                       1999
===========================================================================================================================
                                             NET         AVERAGE      PER-SHARE       NET          AVERAGE      PER-SHARE
($000'S)                                   INCOME        SHARES        AMOUNT        INCOME         SHARES       AMOUNT
===========================================================================================================================
EPS
Income Available to
    Common Shareholders                   $192,088       464,740        $0.41      $180,172        456,295       $0.40
EFFECT OF DILUTIVE SECURITIES
Stock Options                                              7,156                                     8,709
Interest on 6% Convertible
    Subordinated Debentures due 2028,
    Net of Applicable Income Taxes           1,640         4,416                      1,640          4,416
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER DILUTED SHARE
Income Available to
    Common Shareholders
    Plus Assumed Conversions              $193,728       476,312        $0.41      $181,812        469,420       $0.39
---------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                                 2000                                       1999
===========================================================================================================================
                                             NET         AVERAGE      PER-SHARE       NET          AVERAGE      PER-SHARE
($000'S)                                   INCOME        SHARES        AMOUNT        INCOME         SHARES       AMOUNT
===========================================================================================================================
EPS
Income Available to
    Common Shareholders                   $398,457       464,260        $0.86      $356,514        455,515       $0.78
EFFECT OF DILUTIVE SECURITIES
Stock Options                                              6,730                                     8,945
Interest on 6% Convertible
    Subordinated Debentures due 2028,
    Net of Applicable Income Taxes           3,280         4,416                      3,280          4,416
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER DILUTED SHARE
Income Available to
    Common Shareholders
    Plus Assumed Conversions              $401,737       475,406        $0.85      $359,794        468,876       $0.77
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

RESULTS OF OPERATIONS

The Registrant's operating income was $215.1 million for the second quarter of 2000 and $ 421.5 million for the first six months of 2000, up 19.4 percent and
18.2 percent, respectively, compared to $180.2 million and $356.5 million for the same periods last year. Operating income per diluted share was $.46 for the second quarter, up 17.9 percent over last year's $.39, and $.89 for the six months, up 15.6 percent over 1999's $.77.

Operating income, in 2000, excludes nonrecurring pretax charges of $33.5 million resulting from the completion of systems integration of CNB Bancshares, Inc. ("CNB"). The effect of these charges was to reduce net income by $23.1 million, or $.05 per diluted share. Including the nonrecurring charges, net income totaled $192.1 million, or $.41 per diluted share, during the second quarter and $398.5 million, or $.85 per diluted share, for the six-month period.

Net interest income on a fully taxable equivalent basis for the second quarter of 2000 was $387.3 million, a 4.5 percent increase over $370.7 million for the same period last year. For the six-month period, net interest income on a fully taxable equivalent basis increased to $772.8 million, or 6.2 percent, from the $727.5 million reported in the same period last year. The increase in both the second quarter and the six-month period resulted principally from 14.7 percent and 15.4 percent growth, respectively, in average interest-earning assets. During the second quarter, net interest margin declined to 3.74 percent, or 35 basis points ("bp"), from 4.09 percent during the 1999 second quarter. For the six-month period, net interest margin declined to 3.78 percent, or 34bp, from
4.12 percent in the same period in 1999. The yield on interest-earning assets improved 53bp over the 1999 second quarter and 36bp over the first six months of 1999, as double-digit new loan growth at higher interest rates caused assets to reprice upward. The positive effects of higher asset yields in both the three and six months ended June 30, 2000 were offset by 93bp and 76bp increases, respectively, in funding cost, resulting from faster repricing of borrowed funds and higher deposit rates to retain accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Credit quality improved overall due to continued management initiatives to proactively identify and resolve problem credits. The provision for credit losses was $26.3 million in the 2000 second quarter compared to $35.3 million in the same period last year. Net charge-offs declined 24.8 percent to $17.2 million from $22.9 million in the 1999 second quarter primarily due to a 29.4 percent improvement in loan and lease losses, partially offset by a 39.3 percent decrease in recoveries. Net charge-offs for the 2000 second quarter, as a percent of average loans and leases outstanding, declined 13bp to .27 percent from .40 percent in the same period last year. Nonperforming assets as a percentage of total loans, leases and other real estate owned was .30 percent at June 30, 2000, down 7bp from .37 percent at June 30, 1999. Underperforming assets were $167.5 million at June 30, 2000, or .64 percent of total loans, leases and other real estate owned, down 7bp from the $168.7 million, or .71 percent, at June 30, 1999.

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

Total other operating income, excluding securities gains, for the second quarter of 2000 increased 12.7 percent to $248.2 million compared to $220.2 million in the second quarter of 1999, and increased to $487.9 million for the first six months of 2000, or 14.7 percent over the same period last year. Compared to the same periods in 1999, data processing income increased 35.3 percent, to $56.7 million, in the 2000 second quarter and 34 percent, to $107.6 million, in the six-month period. This growth reflects increases in electronic funds transfers ("EFT"), higher transaction volume from increased debit and ATM card usage and expansion of business-to-business e-commerce.

During the three and six months ended June 30, 2000, service charges on deposits increased 29 percent, to $55.3 million, and 25 percent, to $103 million, respectively, over the comparable 1999 periods, reflecting the success of new account campaigns and treasury management services. Compared to the comparable 1999 periods, investment advisory income increased 4.6 percent, to $49.5 million, in the second quarter of 2000 and 10.3 percent, to $100.2 million, in the six-month period. These increases reflect strong personal trust account sales growth, coupled with the effects of lower equity market performance on personal trust and brokerage revenue.

Operating expenses in the 2000 second quarter include a nonrecurring pretax charge of $33.5 million for merger-related costs and special charges incurred in connection with the integration of CNB. The merger-related costs consist of net employee-related obligations and conversion expenses, and the special charges relate to the restructuring of certain investment securities. Excluding this nonrecurring charge, the overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 42.4 percent for the quarter and 43.1 percent for the six-month period. These ratios represent a decrease from the 45.1 percent and 45.2 percent achieved in the three and six months ended June 30, 1999, respectively, reflecting revenue growth at a rate that outpaced expense increases. Total operating expenses, excluding the merger-related and special charges, increased 1.3 percent, to $269.7 million, during the quarter and increased 4.4 percent, to $543.6 million, for the six-month period. Reflecting the completion of the systems and processing integration of the CNB and Peoples Bank Corporation of Indianapolis

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

mergers, salaries, incentives and benefits decreased 0.8 percent in the second quarter of 2000 and increased 4 percent during the six-month period. Productivity gains from the merger integration offset sales force increases in other markets and related variable compensation from successful sales results.

Net occupancy expense increased to $19.4 million and $38.6 million, respectively, for the three and six months ended June 30, 2000, while total other operating expenses increased 2.6 percent, to $105.4 million, for the quarter and 4.1 percent, to $211.9 million, for the six-month period.

FINANCIAL CONDITION

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $44.7 billion at June 30, 2000 compared to assets of $41.6 billion at December 31, 1999 and $40 billion at June 30, 1999, an increase of 7.5 percent and 11.8 percent, respectively. On an operating basis, return on average equity was 20.8 percent and return on average assets was 1.94 percent for the second quarter of 2000 compared to 18.6 percent and
1.86 percent, respectively, for the same quarter of last year.

Net interest income growth continues to be fueled by double-digit interest-earning asset growth, partially offset by a decline in net interest margin. Interest-earning assets increased to $41.7 billion for the second quarter of 2000, an increase of $4.9 billion, or 13.2 percent, over the same period last year and $3.3 billion, or 8.6 percent, over 1999 year-end. Interest-earning assets increased primarily due to growth in securities available for sale, coupled with growth in commercial loans and leases and consumer loans and leases.

Deposits grew to $27.5 billion at June 30, 2000, an increase of $1.9 billion, or
7.3 percent, over the same period last year and $1.4 billion, or 5.3 percent, over 1999 year-end. Deposit growth during the period is primarily attributable to the success of campaigns emphasizing customer deposit accounts.

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

At June 30, 2000, shareholders' equity was $4.325 billion compared to $3.866 billion at June 30, 1999, an increase of $459 million, or 11.9 percent. Shareholders' equity as a percentage of total assets as of June 30, 2000 was
9.67 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at June 30, 2000 and 1999. At June 30, 2000, the Registrant had a Tier 1 risk-based capital ratio of 12.59 percent, a total risk-based capital ratio of 14.36 percent and a leverage ratio of 10.10 percent. At June 30, 1999, the Registrant had a Tier 1 risk-based capital ratio of 12.98 percent, a total risk-based capital ratio of 14.97 percent and a leverage ratio of 10.03 percent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 8.05 percent over one year and decrease by 3.31 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 6.21 percent over one year and decrease net interest income by an estimated 1.34 percent over two years.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

                  (3)(i) Amended Articles of Incorporation, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

                  (3)(ii) Code of Regulations, as amended, incorporated by reference to Registrant Registration Statement, on Form S-4, Registration No. 33-63966

                  (27) Financial Data Schedules for the Six Months Ended June 30, 2000

(b)      Reports on Form 8-K

         The Registrant filed a report on Form 8-K dated June 21, 2000 related to its Board of Directors' June 20, 2000 declaration of 1) a three-for-two stock split in the form of a stock dividend payable July 14, 2000 to shareholders of record as of June 30, 2000, and 2) an increase in the quarterly cash dividend to $.18 per share on a post-split basis.

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

                                                  Fifth Third Bancorp
                                                  -------------------
                                                  Registrant

 Date:  August 14, 2000                           /s/ Neal E. Arnold
                                                  ------------------
                                                  Neal E. Arnold
                                                  Executive Vice President and
                                                  Chief Financial Officer