Form 10-Q
period 2000-09-30
FIFTH THIRD BANCORP
filed 2000-11-14
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2000
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


There were 461,898,260 shares of the Registrant's Common Stock, without par value, outstanding as of October 31, 2000.

                               FIFTH THIRD BANCORP

                                      INDEX

Part I.  Financial Information

   Item 1.   Financial Statements

             Consolidated Balance Sheets -
             September 30, 2000 and 1999 and December 31, 1999                3

             Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 2000 and 1999          4

             Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2000 and 1999                    5

             Consolidated Statements of Changes in Shareholders' Equity -
             Nine Months Ended September 30, 2000 and 1999                    6

             Notes to Consolidated Financial Statements                   7 - 12

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               13 - 17

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk       18

Part II.  Other Information                                                   19

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                       SEPTEMBER 30,           December 31,           September 30,
($000'S)                                                                  2000                     1999                  1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                                $    779,589               1,213,089                 891,346
Securities Available for Sale (a)                                        14,847,612              12,687,529              12,761,330
Securities Held to Maturity (b)                                              44,110                 129,142                 132,207
Other Short-Term Investments                                                200,381                 355,447                 394,831
Loans Held for Sale                                                         437,466                 297,277                 189,827
Loans and Leases
    Commercial Loans                                                      6,572,227               6,206,712               6,123,536
    Construction Loans                                                    1,220,328               1,067,887               1,023,419
    Commercial Mortgage Loans                                             2,877,651               2,651,378               2,614,915
    Commercial Lease Financing                                            2,608,536               2,283,006               2,064,190
    Residential Mortgage Loans                                            4,860,877               4,813,971               5,781,461
    Consumer Loans                                                        5,799,465               5,283,684               5,114,346
    Consumer Lease Financing                                              2,978,860               3,579,600               3,386,144
    Unearned Income                                                      (1,056,219)               (922,618)               (857,053)
    Reserve for Credit Losses                                              (383,923)               (366,640)               (373,242)
-----------------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                                   25,477,802              24,596,980              24,877,716
Bank Premises and Equipment                                                 498,990                 481,531                 467,243
Accrued Income Receivable                                                   348,414                 321,025                 320,217
Other Assets                                                              1,761,536               1,507,492               1,411,771
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 44,395,900              41,589,512              41,446,488
===================================================================================================================================
LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------------

Deposits
    Demand                                                             $  4,041,285               3,834,191               3,913,375
    Interest Checking                                                     4,814,869               4,792,196               4,427,958
    Savings and Money Market                                              5,047,826               5,167,896               5,494,370
    Time Deposits                                                        11,570,601              12,289,277              11,170,891
-----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                           25,474,581              26,083,560              25,006,594
Federal Funds Borrowed                                                    3,598,709               2,971,855               3,591,383
Short-Term Bank Notes                                                     2,900,536               1,317,400                 467,000
Other Short-Term Borrowings                                               1,695,180               4,084,878               4,921,572
Accrued Taxes, Interest and Expenses                                      1,157,945                 785,927                 631,130
Other Liabilities                                                           238,478                 292,589                 377,328
Long-Term Debt                                                            4,721,842               1,803,772               2,371,239
Guaranteed Preferred Beneficial Interest in
    Convertible Subordinated Debentures                                     172,500                 172,500                 172,500
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        39,959,771              37,512,481              37,538,746
-----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (C)

-----------------------------------------------------------------------------------------------------------------------------------
Common Stock (d)                                                          1,033,188               1,028,592               1,027,911
Capital Surplus                                                             620,893                 568,360                 336,966
Retained Earnings                                                         3,102,851               2,704,595               2,733,001
Unrealized Losses on Securities
    Available for Sale                                                     (156,031)               (224,516)               (190,136)
Treasury Stock                                                             (164,772)                   --                      --
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                4,436,129               4,077,031               3,907,742
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 44,395,900              41,589,512              41,446,488
===================================================================================================================================

(a) Amortized cost: September 30, 2000 - $15,088,645, December 31, 1999 - $13,037,903 and September 30, 1999 - $13,305,252.

(b)  Market value: September 30, 2000 - $44,110, December 31, 1999 - $129,142
     and September 30, 1999 - $131,990.

(c) 500,000 shares of no par value preferred stock are authorized of which none have been issued.

(d) Stated value $2.22 per share; authorized 650,000,000; outstanding at September 30, 2000 - 461,799,811 (excludes 3,600,000 treasury shares), December 31, 1999 - 463,329,888 and at September 30, 1999 - 463,023,074.
     Outstanding and treasury shares have been adjusted for the three-for-two stock split effected in the form of a stock dividend paid July 14, 2000.

See Notes to Consolidated Financial Statements


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-------------------------------------------------------------------------------------------------   -------------------------------
                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     ----------------------------    ------------------------------
($000'S)                                                                 2000            1999              2000             1999
-------------------------------------------------------------------------------------------------    ------------------------------
INTEREST INCOME
Interest and Fees on Loans and Leases                                $  556,262          492,136        $1,591,557        1,408,967
Interest on Securities
    Taxable                                                             274,598          197,910           799,807          568,387
    Exempt from Income Taxes                                              9,315            9,440            28,064           28,135
-------------------------------------------------------------------------------------------------      ----------------------------
Total Interest on Securities                                            283,913          207,350           827,871          596,522
Interest on Other Short-Term Investments                                  2,085            3,336             7,928            6,735
-------------------------------------------------------------------------------------------------      ----------------------------
Total Interest Income                                                   842,260          702,822         2,427,356        2,012,224
-------------------------------------------------------------------------------------------------      ----------------------------
INTEREST EXPENSE

Interest on Deposits
    Interest Checking                                                    36,695           26,550           101,836           74,188
    Savings and Money Market                                             48,218           41,917           137,847          121,940
    Time Deposits                                                       208,787          148,740           599,769          424,806
-------------------------------------------------------------------------------------------------      ----------------------------
Total Interest on Deposits                                              293,700          217,207           839,452          620,934
Interest on Federal Funds Borrowed                                       66,316           54,080           210,442          127,572
Interest on Short-Term Bank Notes                                        16,676            3,001            50,433           16,651
Interest on Other Short-Term Borrowings                                  36,715           36,900           106,900           98,004
Interest on Long-Term Debt and Notes                                     57,859           34,347           120,971          100,360
-------------------------------------------------------------------------------------------------      ----------------------------
Total Interest Expense                                                  471,266          345,535         1,328,198          963,521
-------------------------------------------------------------------------------------------------      ----------------------------
NET INTEREST INCOME                                                     370,994          357,287         1,099,158        1,048,703
Provision for Credit Losses                                              18,235           29,648            65,926           90,310
-------------------------------------------------------------------------------------------------      ----------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                   352,759          327,639         1,033,232          958,393
OTHER OPERATING INCOME
Investment Advisory Income                                               49,037           47,787           149,271          138,628
Service Charges on Deposits                                              57,633           45,317           160,631          127,715
Data Processing Income                                                   62,037           46,214           169,652          126,514
Other Service Charges and Fees                                           85,255           85,744           262,270          257,391
Securities Gains (Losses)                                                   416           (3,003)              778             (383)
-------------------------------------------------------------------------------------------------      ----------------------------
Total Other Operating Income                                            254,378          222,059           742,602          649,865
-------------------------------------------------------------------------------------------------      ----------------------------
OPERATING EXPENSES

Salaries, Wages and Incentives                                          105,767          107,474           324,660          319,018
Employee Benefits                                                        21,090           18,209            70,437           64,533
Equipment Expenses                                                       12,409           12,005            37,331           36,304
Net Occupancy Expenses                                                   18,914           18,797            57,505           53,753
Other Operating Expenses                                                111,036          100,017           322,886          303,447
Merger-Related and Special Charges                                         --               --              33,548             --
-------------------------------------------------------------------------------------------------      ----------------------------
Total Operating Expenses                                                269,216          256,502           846,367          777,055
-------------------------------------------------------------------------------------------------      ----------------------------
INCOME BEFORE INCOME TAXES                                              337,921          293,196           929,467          831,203
Applicable Income Taxes                                                 109,895           97,748           302,984          279,241
-------------------------------------------------------------------------------------------------      ----------------------------
NET INCOME                                                           $  228,026          195,448        $  626,483          551,962
=================================================================================================      ============================
Per Share:
    Earnings                                                         $     0.49             0.42        $     1.35             1.21
    Diluted Earnings                                                 $     0.48             0.42        $     1.33             1.19
    Cash Dividends                                                   $     0.18             0.16        $     0.52         0.42 2/3
=================================================================================================      ============================
Average Shares (000's)
    Outstanding                                                         464,086          461,016           464,202          457,369
    Diluted                                                             476,125          473,598           475,625          471,157
=================================================================================================      ============================

See Notes to Consolidated Financial Statements


FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                  ---------------------------------
($000'S)                                                                                               2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                                         $   626,483              551,962
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Credit Losses                                                                         65,926               90,310
    Depreciation, Amortization and Accretion                                                            82,319               82,571
    Provision for Deferred Income Taxes                                                                136,649              122,171
    Realized Securities Gains                                                                           (2,862)              (7,523)
    Realized Securities Losses                                                                           2,084                7,906
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                                  2,408,438            2,296,947
    Net Gains on Sales of Loans                                                                        (25,863)             (35,270)
    Increase in Residential Mortgage Loans Held for Sale                                            (2,522,764)          (1,871,059)
    Decrease (Increase) in Accrued Income Receivable                                                   (27,389)              22,623
    Increase in Other Assets                                                                          (244,004)            (244,183)
    Increase (Decrease) in Accrued Taxes, Interest and Expenses                                        194,513              (58,583)
    Increase (Decrease) in Other Liabilities                                                           (54,504)             136,307
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                              639,026            1,094,179
===================================================================================================================================
INVESTING ACTIVITIES

Proceeds from Sales of Securities Available for Sale                                                 4,506,048            1,905,349
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                        1,161,024            2,407,482
Purchases of Securities Available for Sale                                                          (6,823,362)          (5,571,062)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                              8,483               30,526
Purchases of Securities Held to Maturity                                                               (10,057)             (32,513)
Decrease (Increase) in Other Short-Term Investments                                                    155,066             (225,276)
Increase in Loans and Leases                                                                        (1,804,694)          (3,758,232)
Purchases of Bank Premises and Equipment                                                               (66,698)             (67,593)
Proceeds from Disposal of Bank Premises and Equipment                                                   10,475               13,969
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                               (2,863,715)          (5,297,350)
===================================================================================================================================
FINANCING ACTIVITIES
Increase in Transaction Account Deposits                                                               109,697              224,567
Increase in Consumer Time Deposits                                                                      76,865               12,258
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                                     (795,541)             274,085
Increase in Federal Funds Borrowed                                                                     626,854            1,453,472
Increase in Short-Term Bank Notes                                                                    1,583,136              467,000
Increase (Decrease) in Other Short-Term Borrowings                                                  (2,390,019)           2,544,453
Proceeds from Issuance of Long-Term Debt and Notes                                                   4,872,936              594,380
Repayment of Long-Term Debt                                                                         (1,955,125)          (1,286,619)
Payment of Cash Dividends                                                                             (234,440)            (200,705)
Exercise of Stock Options                                                                               31,826               29,308
Purchase of Treasury Stock                                                                            (164,772)                --
Other                                                                                                   29,772              (62,950)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            1,791,189            4,049,149
===================================================================================================================================
DECREASE IN CASH AND DUE FROM BANKS                                                                   (433,500)            (154,022)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                       1,213,089            1,045,368
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                           $   779,589              891,346
===================================================================================================================================

See Notes to Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

===================================================================================================================================
                                                                                                          NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                  ---------------------------------
($000'S)                                                                                             2000                   1999
===================================================================================================================================
BALANCE AT DECEMBER 31                                                                            $ 4,077,031             3,795,054
Net Income                                                                                            626,483               551,962
Nonowner Changes in Equity, Net of Tax:
    Change in Unrealized Losses on Securities Available for Sale                                       68,485              (284,856)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                             694,968               267,106
Cash Dividends Declared:
    Fifth Third Bancorp (2000 - $.52 per share and 1999 - $ .42 2/3 per share)                       (241,135)             (173,719)
    Pooled Companies Prior to Acquisition                                                                --                 (36,694)
Stock Options Exercised including Treasury Shares Issued                                               31,826                29,308
Treasury Shares Purchased                                                                            (164,772)                 --
Stock Issued in Acquisitions and Other                                                                 38,211                26,687
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30                                                                           $ 4,436,129             3,907,742
===================================================================================================================================


See Notes to Consolidated Financial Statements

                             FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of September 30, 2000 and 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999. In accordance with generally accepted accounting principles for interim financial information, these statements do not include certain information and footnote disclosures required by generally accepted accounting principles for complete annual financial statements. Financial information as of December 31, 1999 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant"). The results of operations and statements of cash flows for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 1999, included in the Registrant's Annual Report on Form 10-K. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.

2.       PENDING BUSINESS COMBINATIONS:
         On October 25, 2000, the Registrant agreed to acquire Capital Holdings, Inc. ("Capital") and its subsidiary, Capital Bank N.A., headquartered in Sylvania, Ohio. As of September 30, 2000, Capital had total assets of $1.1 billion and total deposits of $874 million. The merger agreement provides that .638 shares of Fifth Third's common stock will be exchanged for each share of Capital's common stock on a tax-free basis. The transaction is expected to close in the first quarter of 2001, pending regulatory and shareholder approval, and be accounted for as a pooling-of-interests. In connection with this acquisition, the Registrant expects to exchange approximately 5.0 million shares of Fifth Third common stock with the shareholders of Capital.

         On August 31, 2000, the Registrant agreed to acquire Ottawa Financial Corporation ("Ottawa") and its subsidiary, AmeriBank, headquartered in Holland, Michigan. As of September 30, 2000, Ottawa had total assets of $1.1 billion and total deposits of $733 million. The merger agreement provides that .54 shares of Fifth Third's common stock will be exchanged for each share of Ottawa's common stock on a tax-free basis, subject to adjustment based on the average closing price per share of Fifth Third's common stock for the 20 consecutive trading days ending on the fifth day before the effective time of the merger. The transaction is expected to be completed in December 2000, pending regulatory and shareholder approval, and be accounted for as a purchase. In connection with this acquisition, the Registrant expects to exchange approximately 4.0 million shares of Fifth Third common stock with the shareholders of Ottawa.

3. On June 20, 2000, the Registrant's Board of Directors approved a three-for-two stock split to be effected in the form of a stock dividend. The additional shares resulting from the stock split were paid July 14, 2000 to shareholders of record as of June 30, 2000. Share and per share amounts reflected throughout the consolidated financial statements and notes thereto have been retroactively restated for the stock split.

4. On June 20, 2000, the Registrant's Board of Directors authorized the Registrant to purchase in the open market up to five percent of the outstanding shares of Fifth Third common stock. The form and amount of such repurchase will be at the discretion and final determination of executive management. The authorization will remain in effect until all shares authorized have been repurchased, unless sooner terminated by the Registrant's Board of Directors. As of September 30, 2000, the Registrant had repurchased 3.6 million shares of Fifth Third common stock under this authorization.

5. Financial data for the period ended September 30, 1999 has been restated to reflect the fourth quarter 1999 mergers with Peoples Bank Corporation of Indianapolis ("Peoples") and CNB Bancshares, Inc. ("CNB"), both publicly-traded bank holding companies with $675 million and $7.9 billion in total assets, respectively. Both transactions were tax-free, stock-for-stock exchanges accounted for as pooling-of-interests. In connection with these acquisitions the Registrant issued approximately 5.1 million shares and 45.6 million shares of Fifth Third common stock for all the outstanding shares of Peoples and CNB, respectively. The contributions of Peoples and CNB to consolidated net interest income, other operating income and net income for the three and nine months ended September 30, 1999, prior to the mergers, were as follows:

THREE MONTHS ENDED SEPTEMBER 30, 1999
===================================================================================================================================

                                                             PEOPLES BANK
                                             FIFTH           CORPORATION          CNB
                                             THIRD               OF            BANCSHARES,
($000'S)                                     BANCORP         INDIANAPOLIS         INC.           OTHER          COMBINED
===================================================================================================================================
Net Interest Income                         $285,157           $ 6,723          $ 65,407        $  --           $  357,287
Other Operating Income                       197,143             1,584            23,332           --              222,059
Net Income                                   173,504             2,297            19,647           --              195,448
===================================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 1999
===================================================================================================================================

                                                             PEOPLES BANK
                                             FIFTH           CORPORATION          CNB
                                             THIRD               OF            BANCSHARES,
($000'S)                                     BANCORP         INDIANAPOLIS         INC.           OTHER          COMBINED
===================================================================================================================================
Net Interest Income                         $835,824           $19,396          $189,372        $ 4,111         $1,048,703
Other Operating Income                       559,461             5,925            84,654           (175)           649,865
Net Income                                   485,507             6,800            68,181         (8,526)           551,962
===================================================================================================================================

         The combined results are not necessarily indicative of the results that would have occurred had the acquisitions been consummated in the past or which might be attained in the future. During the second quarter of 2000, the Registrant incurred additional merger-related costs and special charges in connection with the integration of CNB totaling $33,548,000 ($23,057,000 after tax, or $.05 per diluted share). The merger-related costs consisted of net employee-related obligations and conversion expenses and special charges related to the restructuring of certain investment securities.

6. For the first nine months of 2000, the Registrant paid $1,334,531,000 in interest and $15,000,000 in Federal income taxes. For the same period in 1999, the Registrant paid $1,043,983,000 in interest and $114,713,000 in Federal income taxes. During the first nine months of 2000 and 1999, the Registrant had noncash investing activities consisting of the securitization of $864,629,000 and $1,190,978,000 of residential mortgage loans, respectively.

7. In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement is effective for transfers and servicing of financial assets occurring after March 31, 2001, with certain disclosure and reclassification requirements effective for financial statements for fiscal years ending after December 15, 2000. Included in SFAS No. 140, which replaced SFAS No. 125 of the same name, are the accounting and reporting standards related to securitizations and Qualifying Special Purpose Entities ("QSPE"). The adoption of SFAS No. 140 is not expected to have a material effect on the Registrant.

8. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and hedging activities, requiring recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. A substantial portion of the Registrant's derivative instruments are interest rate swaps, for which it is believed hedge accounting will be attained, and contracts entered into on behalf of customers, on which the Registrant maintains an offsetting position. As such, the adoption of SFAS No. 133 is not expected to have a material effect on the Registrant.

9. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Registrant has determined its principal segments to be retail banking, commercial banking, investment advisory services and data processing. Retail banking provides a full range of deposit products and consumer loans and leases. Commercial banking offers services to business, government and professional customers. Investment advisory services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Data processing, through Midwest Payment Systems ("MPS"), provides electronic funds transfer ("EFT") services, merchant transaction processing, operates the Registrant's Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General corporate and other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

         Total revenues exclude securities gains and losses. Results of operations and selected financial information by operating segment for the three and nine months ended September 30, 2000 and 1999 are as follows:

Three Months Ended                              Investment                                  General
  September 30,       Commercial     Retail      Advisory       Data         Acquired       Corporate
    ($000's)           Banking      Banking      Services   Processing (a)   Entities       And Other   Eliminations (a)  Total
-----------------------------------------------------------------------------------------------------------------------------------
   2000
Total Revenues         $164,726     $322,824     $ 58,736     $ 67,042       $   --         $ 17,211     $ (5,583)     $  624,956
-----------------------------------------------------------------------------------------------------------------------------------
Net Income             $ 68,140     $110,109     $ 17,456     $ 21,345       $   --         $ 10,976     $   --        $  228,026
===================================================================================================================================

   1999
Total Revenues         $121,599     $252,875     $ 53,269     $ 48,732       $102,014       $  7,941     $ (4,081)     $  582,349
-----------------------------------------------------------------------------------------------------------------------------------
Net Income             $ 52,439     $ 87,680     $ 17,107     $ 15,590       $ 21,944       $    688     $   --        $  195,448
===================================================================================================================================

Nine Months Ended                               Investment                                  General
  September 30,       Commercial     Retail      Advisory       Data         Acquired       Corporate
    ($000's)           Banking       Banking     Services   Processing (a)   Entities       And Other   Eliminations (a)  Total
-----------------------------------------------------------------------------------------------------------------------------------
   2000
Total Revenues         $474,973     $939,784     $179,166     $182,062       $     --       $ 79,434     $(14,437)     $1,840,982
-----------------------------------------------------------------------------------------------------------------------------------
Net Income             $190,153     $306,935     $ 53,900     $ 57,159       $     --       $ 18,336     $     --      $  626,483
===================================================================================================================================

   1999
Total Revenues         $359,852     $731,268     $157,213     $133,242       $307,550       $ 20,812     $(10,986)     $1,698,951
-----------------------------------------------------------------------------------------------------------------------------------
Net Income             $151,086     $244,919     $ 49,596     $ 41,799       $ 66,455       $ (1,893)    $     --      $  551,962
===================================================================================================================================

(a) Data Processing services revenues provided to the banking segments by MPS are eliminated in the Consolidated Statements of Income.

         There were no material changes in the identifiable assets that were disclosed in the Registrant's December 31, 1999 Annual Report on Form 10-K.

10. The Registrant has elected to present the disclosures required by SFAS No. 130, "Reporting Comprehensive Income," in the Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity" represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the nine months are as follows:


                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
($000'S)                                                                                                2000                1999
===================================================================================================================================
Reclassification Adjustments, Before Tax
===================================================================================================================================
Change in Unrealized Gains (Losses) Arising During Period                                             $ 110,119            (384,940)
Reclassification Adjustment for Gains (Losses) Included in Net Income                                       778                (383)
-----------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                        $ 109,341            (384,557)
===================================================================================================================================

Related Tax Effects
===================================================================================================================================
Change in Unrealized Gains (Losses) Arising During Period                                             $  41,128             (99,835)
Reclassification Adjustment for Gains (Losses) Included in Net Income                                       272                (134)
-----------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                        $  40,856             (99,701)
===================================================================================================================================

Reclassification Adjustments, Net of Tax
===================================================================================================================================
Change in Unrealized Gains (Losses) Arising During Period                                             $  68,991            (285,105)
Reclassification Adjustment for Gains (Losses) Included in Net Income                                       506                (249)
-----------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                        $  68,485            (284,856)
===================================================================================================================================

Accumulated Nonowner Changes in Equity
===================================================================================================================================
Beginning Balance-Unrealized Holding Gains (Losses) on
    Securities Available for Sale                                                                     $(224,516)             94,720
Current Period Change                                                                                    68,485            (284,856)
-----------------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Losses on Securities
    Available for Sale                                                                                $(156,031)           (190,136)
===================================================================================================================================

11. The reconciliation of earnings per share to earnings per diluted share follows:


THREE MONTHS ENDED SEPTEMBER 30,                                   2000                                    1999
===================================================================================================================================
                                                      NET         AVERAGE     PER-SHARE        NET        AVERAGE         PER-SHARE
($000'S)                                             INCOME       SHARES       AMOUNT         INCOME      SHARES           AMOUNT
===================================================================================================================================
EPS
Income Available to
    Common Shareholders                             $228,026      464,086     $   0.49       $195,448     461,016         $  0.42
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                       7,623                                   8,166
Interest on 6% Convertible
    Subordinated Debentures due 2028,
    Net of Applicable Income Taxes                     1,640        4,416                       1,640       4,416
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER DILUTED SHARE
Income Available to
    Common Shareholders
    Plus Assumed Conversions                        $229,666      476,125     $   0.48       $197,088     473,598         $  0.42
===================================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30,                                    2000                                    1999
===================================================================================================================================
                                                      NET         AVERAGE     PER-SHARE        NET        AVERAGE         PER-SHARE
($000'S)                                             INCOME       SHARES       AMOUNT         INCOME      SHARES           AMOUNT
===================================================================================================================================
EPS
Income Available to
    Common Shareholders                             $626,483      464,202     $   1.35       $551,962     457,369         $  1.21
EFFECT OF DILUTIVE SECURITIES
Stock Options                                                       7,007                                   9,372
Interest on 6% Convertible
    Subordinated Debentures due 2028,
    Net of Applicable Income Taxes                     4,920        4,416                       4,920       4,416
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER DILUTED SHARE
Income Available to
    Common Shareholders
    Plus Assumed Conversions                        $631,403      475,625     $   1.33       $556,882     471,157         $  1.19
===================================================================================================================================

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

RESULTS OF OPERATIONS

The Registrant's net income was $228.0 million for the third quarter of 2000 and $649.5 million on an operating basis for the first nine months of 2000, up 16.7 percent and 17.7 percent, respectively, compared to $195.4 million and $552.0 million for the same periods last year. Earnings per diluted share were $.48 for the third quarter, up 14.3 percent over last year's $.42. For the first nine months of 2000, operating earnings per diluted share were $1.38, up 16 percent over 1999's $1.19.

Operating income for the nine months ended September 30, 2000, excludes nonrecurring pretax charges of $33.5 million resulting from the completion of systems integration of CNB Bancshares, Inc. ("CNB") during the second quarter. The effect of these charges was to reduce net income by $23.1 million, or $.05 per diluted share. Including the nonrecurring charges, net income totaled $626.5 million, or $1.33 per diluted share, during the nine-month period.

Net interest income on a fully taxable equivalent basis for the third quarter of 2000 was $394.7 million, a 4.9 percent increase over $376.3 million for the same period last year. For the nine-month period, net interest income on a fully taxable equivalent basis increased to $1,167.4 million, or 5.8 percent, from the $1,103.8 million reported in the same period last year. The increase in both the third quarter and the nine-month period resulted principally from 10.4 percent and 13.7 percent growth, respectively, in average interest-earning assets. During the third quarter, net interest margin declined to 3.74 percent, or 19 basis points ("bp"), from 3.93 percent during the 1999 third quarter. For the nine-month period, net interest margin declined to 3.77 percent, or 28bp, from
4.05 percent in the same period in 1999. The yield on interest-earning assets improved 67bp over the 1999 third quarter and 46bp over the first nine months of 1999, as new loan growth at higher interest rates caused assets to reprice upward. The positive effects of higher asset yields in both the three and nine months ended September 30, 2000 were offset by 100bp and 84bp increases, respectively, in funding cost, resulting from faster repricing of borrowed funds and higher deposit rates to retain accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Credit quality remained at strong levels due to continued management initiatives to proactively identify and resolve problem credits. The provision for credit losses was $18.2 million in the 2000 third quarter compared to $29.6 million in the same period last year. Net charge-offs declined to $18.2 million from the $19.0 million in the same period last year, reflecting a 6.2 percent improvement in loan and lease losses and a 10.1 percent decrease in recoveries. Net charge-offs for the 2000 third quarter, as a percent of average loans and leases outstanding, declined 4bp to .27 percent from .31 percent in the same period last year. Nonperforming assets as a percentage of total loans, leases and other real estate owned was .32 percent at September 30, 2000, down 6bp from .38 percent at September 30, 1999. Underperforming assets were $168.1 million at September 30, 2000, or .65 percent of total loans, leases and other real estate owned, down 8bp from the $184.5 million, or .73 percent, at September 30, 1999.

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

Total other operating income, excluding securities gains, for the third quarter of 2000 increased 12.8 percent to $254.0 million compared to $225.1 million in the third quarter of 1999, and increased to $741.8 million for the first nine months of 2000, or 14.1 percent over the same period last year. Compared to the same periods in 1999, data processing income increased 34.2 percent, to $62.0 million, in the 2000 third quarter and 34.1 percent, to $169.7 million, in the nine-month period. This growth reflects increases in electronic funds transfers ("EFT"), higher transaction volume from increased debit and ATM card usage and expansion of business-to-business e-commerce.

During the three and nine months ended September 30, 2000, service charges on deposits increased 27.2 percent, to $57.6 million, and 25.8 percent, to $160.6 million, respectively, over the comparable 1999 periods, reflecting the success of new account campaigns and treasury management services. Compared to the comparable 1999 periods, investment advisory income increased 2.6 percent, to $49.0 million, in the third quarter of 2000 and 7.7 percent, to $149.3 million, in the nine-month period. These increases reflect solid personal trust account sales growth, coupled with the effects of lower equity market performance on personal trust and brokerage revenue.

During the 2000 third quarter, the overhead ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 41.5 percent, an improvement from 42.9 percent in the 1999 third quarter. Excluding the $33.5 million nonrecurring pretax charge for merger-related costs and special charges incurred in the second quarter in connection with the integration of CNB, the overhead ratio for the nine-month period was 42.6 percent compared to 44.3 percent in the 1999 period. The merger-related costs consisted of net employee-related obligations and conversion expenses and special charges related to the restructuring of certain investment securities. The improvement in these ratios over 1999 reflects revenue growth at a rate that has outpaced expenses. Total operating expenses increased 5 percent, to $269.2 million during the third quarter and to $812.8 million, excluding the nonrecurring charge, during the nine-month period ended September 30, 2000. Reflecting the full benefits of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

completing the systems and processing integration of the CNB and Peoples Bank Corporation of Indianapolis mergers, salaries, incentives and benefits increased
 .9 percent in the third quarter of 2000 and 3 percent during the nine-month period. Productivity gains from the merger integration offset sales force increases in other markets and related variable compensation from successful sales results.

Net occupancy expense increased to $18.9 million and $57.5 million, respectively, for the three and nine months ended September 30, 2000. Total other operating expenses increased 11 percent, to $111.0 million, for the quarter and 6.4 percent, to $322.9 million, for the nine-month period.

FINANCIAL CONDITION

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $44.4 billion at September 30, 2000 compared to assets of $41.6 billion at December 31, 1999 and $41.4 billion at September 30, 1999, an increase of 6.7 percent and 7.1 percent, respectively. Return on average equity was 20.5 percent and return on average assets was 2.02 percent for the third quarter of 2000 compared to 19.2 percent and 1.90 percent, respectively, for the same quarter of last year.

Net interest income growth continues to be fueled by interest-earning asset growth, partially offset by a decline in net interest margin. Interest-earning assets increased to $41.4 billion for the third quarter of 2000, an increase of $2.7 billion, or 6.9 percent, over the same period last year and $3.0 billion, or 7.7 percent, over 1999 year-end. Interest-earning assets increased primarily due to growth in securities available for sale, coupled with growth in commercial loans and leases and consumer loans. During the third quarter of 2000, the Registrant sold, with servicing retained, $958 million in consumer leases. Excluding the effect of this sale, total consumer lease financing balances increased 16.3 percent over September 30, 1999 and 10 percent over year-end.

Reflecting the success of campaigns emphasizing customer deposit accounts, demand deposit and interest-bearing checking account balances increased 6.2 percent and 2.7 percent over September 30, 1999 and December 31, 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2000, shareholders' equity was $4.436 billion compared to $3.908 billion at September 30, 1999, an increase of $528 million, or 13.5 percent. Shareholders' equity as a percentage of total assets as of September 30, 2000 was 10 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at September 30, 2000 and 1999. At September 30, 2000, the Registrant had a Tier 1 risk-based capital ratio of 12.88 percent, a total risk-based capital ratio of 14.72 percent and a leverage ratio of 9.99 percent. At September 30, 1999, the Registrant had a Tier 1 risk-based capital ratio of 13.15 percent, a total risk-based capital ratio of
15.12 percent and a leverage ratio of 10.15 percent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 4.97 percent over one year and decrease by 3.08 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated .68 percent over one year and decrease net interest income by an estimated 7.43 percent over two years.

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

                   (27) Financial Data Schedules for the Nine Months Ended September 30, 2000

(b)      Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated July 17, 2000 related to 1) its three-for-two stock split effected in the form of a stock dividend paid July 14, 2000; 2) the increase in the quarterly cash dividend paid July 14, 2000 to $.18 per share; and 3) the authorization of the Registrant to purchase in the open market up to five percent of its outstanding shares of Common Stock.

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

                                        Fifth Third Bancorp
                                        -------------------
                                        Registrant

 Date:  November 14, 2000               /s/ Neal E. Arnold
                                        ------------------
                                        Neal E. Arnold
                                        Executive Vice President and
                                        Chief Financial Officer