Form 10-K
period 2000-12-31
FIFTH THIRD BANCORP
filed 2001-03-28
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the transition period from_______ to _______
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ X ] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $19,791,796,937 as of February 28, 2001. (1)

There were 466,650,349 shares of the Registrant's Common Stock, without par value, outstanding as of February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

2000 Annual Report to Shareholders:                          Parts I, II and IV
Proxy Statement for 2001 Annual Meeting of Shareholders:     Parts III and IV

(1) In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 2000, voting stock owned of record by its directors and principal executive officers, shareholders owning greater than 10% of the voting stock and voting stock held by Registrant's trust departments in a fiduciary capacity.

                               FIFTH THIRD BANCORP
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                                      Page
Item  1.     Business                                                                                 3-21
Item  2.     Properties                                                                                 22
Item  3.     Legal Proceedings                                                                          22
Item  4.     Submission of Matters to a Vote of Security Holders                                        22


                                     PART II

Item  5.     Market For Registrant's Common Equity and Related
               Shareholder Matters                                                                      23
Item  6.     Selected Financial Data                                                                    23
Item  7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                23
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk                                 23
Item  8.     Financial Statements and Supplementary Data                                                23
Item  9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                                 23

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                                      24-27
Item 11.     Executive Compensation                                                                     27
Item 12.     Security Ownership of Certain Beneficial Owners and Management                             27
Item 13.     Certain Relationships and Related Transactions                                             27


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                                                  28-33

                                     PART I

ITEM 1.  BUSINESS

                                  ORGANIZATION

Fifth Third Bancorp (the "Registrant") is an Ohio corporation organized in 1975 and is a registered financial holding company and a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and subject to regulation by the Federal Reserve Board ("FRB"). The Registrant, with its principal office located in Cincinnati, is a multi-bank holding company as defined in the BHCA and is registered as such with the Board of Governors of the Federal Reserve System. At December 31, 2000, the Registrant had 13 wholly-owned subsidiaries: Fifth Third Bank; Fifth Third Bank, Florida; Fifth Third Bank, Northern Kentucky, Inc.; Fifth Third Bank, Kentucky, Inc.; Fifth Third Bank, Indiana; Fifth Third Bank, Southwest, F.S.B.; Fifth Third Community Development Corporation; Fifth Third Insurance Services, Inc; CNB Capital Trust I; Fifth Third Investment Company; Fifth Third Securities; Fifth Third Real Estate Resources, Inc. and Heartland Capital Management, Inc.

At December 31, 2000, the Registrant, its affiliated banks and other subsidiaries had consolidated total assets of approximately $45.9 billion, consolidated total deposits of approximately $30.9 billion and consolidated total shareholders' equity of approximately $4.9 billion.

The Registrant, through its subsidiaries, engages primarily in commercial, retail and trust banking, data processing services, investment advisory services and leasing activities and also provides credit life, accident and health insurance, discount brokerage services, and property management for its properties. Significant subsidiaries of the Registrant's affiliate banks consist of The Fifth Third Company; The Fifth Third Leasing Company; Midwest Payment Systems, Inc. ("MPS"); Fifth Third International Company; Fifth Third Real Estate Capital Markets Co.; Fifth Third Mortgage Company; Fifth Third Real Estate Investment Trust, Inc.; Fifth Third Mortgage Insurance Reinsurance Company; and Fifth Third Insurance Agency. The Registrant's subsidiaries provide a full range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leasing. Each of the banking affiliates has deposit insurance provided by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF").

The Registrant, through its MPS subsidiary, operates for itself and other financial institutions a proprietary automated teller machine ("ATM") network, Jeanie(R). The Jeanie(R) system participates in several regional shared ATM networks including "Money Station(R)," "Pulse(R)" and "Star(R)". These networks include approximately 3,200, 46,000 and 115,000 ATMs, respectively. The "Money Station(R)" network, in which the Registrant has a 20% ownership, participates in another shared ATM network called "PLUS System(R)," which is an international network including approximately 563,000 participating ATMs. MPS also provides electronic fund transfers, ATM processing, electronic personal banking, merchant transaction processing, electronic bill payment and electronic benefit transfer services for thousands of regional banks,

                                     PART I

-----------------------------

                                  ORGANIZATION

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

Additional information regarding the Registrant's businesses is included in the Management Editorial (pages 6 through 14) in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

                                  ACQUISITIONS

The Registrant is the result of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, Michigan, Illinois, Arizona and Florida. The Registrant is continually evaluating strategic acquisition opportunities and frequently conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value, and therefore, some dilution of book value and net income per share may occur with any future transactions. The Registrant's strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings. Consistent with this strategy the Registrant engaged in the following acquisitions during 2000:

On December 8, 2000, the Registrant acquired Ottawa Financial Corporation ("Ottawa"), a unitary savings and loan holding company based in Holland, Michigan which owns Ameribank, with total assets of approximately $1.1 billion, deposits of approximately $733 million and shareholders' equity of approximately $83 million. The Registrant exchanged 3,658,125 shares of Fifth Third Bancorp common stock for all outstanding shares of Ottawa. This transaction was accounted for as a purchase.

On October 3, 2000, the Registrant announced a definitive agreement to acquire Resource Management, Inc. dba Maxus Investment Group ("Maxus") based in Cleveland, Ohio. Maxus, is a money management firm with approximately $1.4 billion in assets under management for personal, institutional and not-for-profit clients, which offers private portfolio management and investment advisor services for Maxus Mutual Funds. The transaction was completed on

                                     PART I

-----------------------------

                                  ACQUISITIONS

January 2, 2001 and was accounted for as a purchase.

On October 25, 2000, the Registrant announced a definitive agreement to acquire Capital Holdings, Inc. ("Capital Holdings"), a publicly traded bank holding company located in Sylvania, Ohio which owns Capital Bank, N.A., with total assets of approximately $1.1 billion, deposits of approximately $871 million and shareholders' equity of approximately $101 million. In connection with the acquisition of Capital Holdings, shareholders of Capital Holdings received .638 of a share of Fifth Third Bancorp common stock for each outstanding share of Capital Holdings common stock. The Registrant exchanged approximately 4.51 million shares of Fifth Third Bancorp common stock for all outstanding shares of Capital Holdings. The transaction was completed on March 9, 2001 and was accounted for as a pooling-of-interests.

On November 20, 2000, the Registrant announced a definitive agreement to acquire Old Kent Financial Corporation ("Old Kent"), a publicly traded financial holding company based in Grand Rapids, Michigan which owns Old Kent Bank and Old Kent National Association. As of December 31, 2000, Old Kent had total assets of approximately $23.8 billion, deposits of approximately $17.4 billion and shareholders' equity of approximately $1.8 billion. In connection with the acquisition of Old Kent, holders of Old Kent common stock will receive .74 of a share of Fifth Third Bancorp common stock for each outstanding share of Old Kent common stock. The Registrant expects to issue approximately 107.3 million shares of Fifth Third Bancorp common stock to shareholders of Old Kent. The merger, which is expected to be completed in the second quarter of 2001, will be a tax-free, stock-for-stock exchange accounted for as a pooling-of-interests.

Additional information, with respect to acquisitions is included in Note 19 (pages 27 through 28) of the Notes to Consolidated Financial Statements in the Registrant's 2000 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

                                     PART I

-----------------------------

                                   COMPETITION

There are hundreds of commercial banks, savings and loans and other financial service providers in Ohio, Kentucky, Michigan, Illinois, Indiana, Arizona, Florida and nationally, which provide strong competition to the Registrant's banking subsidiaries. The Registrant competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to the challenge of attracting and retaining customers for traditional banking services, the Registrant's competitors now include securities dealers, brokers, mortgage bankers, investment advisors and insurance companies who seek to offer one-stop financial services to their customers which include services that traditional banks have not been able or allowed to offer their customers in the past. Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA significantly changed the competitive environment in which the Registrant conducts business. See "Regulation and Supervision" below. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitors with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue. The Registrant's ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on the Registrant's ability to expand its scope of available financial services as needed to meet the needs and demands of its customers. With respect to data processing services, the Bank's data processing subsidiary, MPS, competes with other electronic fund transfer ("EFT") service providers such as Concord EFS, Inc., Deluxe Corporation and Electronic Data Systems and other merchant processing providers such as First Data Corporation and National Processing, Inc.

                           REGULATION AND SUPERVISION

In addition to the generally applicable state and federal laws governing businesses and employers, the Registrant and its subsidiary state banks (the "State Banks") and federal savings bank subsidiary are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the Registrant, the State Banks and the federal savings bank are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of a bank or the parent company of a bank, such as the Registrant. In addition, the supervision, regulation and examination of the Registrant and its subsidiaries by the bank regulatory agencies is not intended for the protection of the Registrant's

                                     PART I

-----------------------------

                           REGULATION AND SUPERVISION

security holders. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

THE REGISTRANT
--------------

         General. The Registrant is a bank holding company registered under the BHCA. In 2000, the Registrant elected and qualified for financial holding company ("FHC") status under the Gramm-Leach-Bliley Act (as discussed below). The Registrant is subject to appropriate regulation and supervision by the FRB and the Ohio Division of Financial Institutions (the "Division"). The FRB, the Registrant's primary regulator, has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

         The BHCA - Geographic Expansion. The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

         The Gramm-Leach-Bliley Act - Broader Range of Financial Activities for Financial Holding Companies. The GLBA became law on November 12, 1999. The general effect of the GLBA is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system, such as the Registrant's, to engage in a full range of financial activities through a new entity known as a FHC. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits bank holding companies, such as the Registrant, that qualify and elect

                                     PART I

-----------------------------

                           REGULATION AND SUPERVISION

to be treated as a FHC to engage in a significantly broader range of financial activities than other registered bank holding companies that are not so treated.

Generally, the GLBA and its implementing regulations:

- repeal historical restrictions on, and eliminate many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

- permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

- provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies by, effective May 12, 2000, eliminating the general exemptions banks have had from the securities laws and replacing them with specific exemptions;

- broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

- require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services, and permit retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic personal information pertaining to them by opting out of such sharing;

- establish guidelines for safeguarding the security, confidentiality and integrity of customer information;

- adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

- modify the laws governing the implementation of the Community Reinvestment Act of 1977; and

- address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

                                     PART I

-----------------------------

                           REGULATION AND SUPERVISION

In order to elect to become a FHC and engage in the new activities, a bank holding company must meet certain tests and file an election form with the FRB. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized (as discussed below under "The State Banks") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent Federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures.

         Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the "Leverage Ratio") of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth.

The Registrant is currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements. As of December 31, 2000, the Registrant had a Tier I risk-based capital ratio and a Total Risk-Based Capital Ratio equal to 12.71% and 14.45%, respectively and a Leverage Ratio equal to 10.48%.

                                     PART I

-----------------------------

                           REGULATION AND SUPERVISION

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, have proposed for comment and are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines.

         Ohio Law. Ohio law does not require bank holding companies to register with the Division. As a general matter, the Division does not rule upon or regulate the activities in which bank holding companies or their nonbank subsidiaries engage. A bank holding company, however, may not acquire control of an Ohio bank through purchase, assignment, transfer, pledge, or other disposition of voting securities without the prior consent of the Division. In examining the Ohio banks of a bank holding company, the bank holding company itself is subject to review by the Division. The Division has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of law and of conditions imposed by, or violations of agreements with, the Division in connection with the operation of Ohio banks. The Division is also empowered to assess civil monetary penalties against bank holding companies and banks engaging in unsafe or unsound practices.

THE STATE BANKS
---------------

         General. The State Banks are subject to extensive state regulation and examination by (i) the appropriate state banking agency in the particular state where each bank is chartered and (ii) the FRB. The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.

         Capital Requirements. The FRB has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the State Banks, are members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above.

In addition, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by
Section 38 of the Federal Deposit Insurance Act (the "FDIA"). Under the regulations, a bank generally shall be deemed to be (i) "well-capitalized" if it has Total Risk-Based Capital Ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; or (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the

                                     PART I

-----------------------------

                           REGULATION AND SUPERVISION

definition of "well-capitalized." Banks rated less than adequately capitalized become subject to increased scrutiny, reporting and restrictions under the FDIA. As of December 31, 2000, each of the State Banks were deemed to be well-capitalized institutions for the above purposes.

         Community Reinvestment Act. The Federal Community Reinvestment Act ("CRA") requires the FRB and the respective state bank regulators of the State Banks to evaluate the performance of each of the State Banks in helping to meet the credit needs of the community. As a part of the CRA program, the State Banks are subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. Each of the State Banks has a CRA rating of satisfactory or higher.

         State Laws. The State Banks are subject to requirements and restrictions under applicable state law, particularly in the states in which they are chartered, including restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the type of services which may be offered. Various state consumer laws and regulations also affect the operations of the State Banks.

FEDERAL SAVINGS BANK
--------------------

The Registrant's federal savings bank subsidiary is primarily subject to regulation by the Office of Thrift Supervision (the "OTS"). The OTS is responsible for the administration and enforcement of the Home Owners' Loan Act of 1933 and applicable portions of the FDIA.

The OTS is authorized to provide for the organization, incorporation, examination and regulation of federal savings banks. Under this authority, the OTS' functions include, but are not limited to, regulation of the corporate structure of federal savings banks, regulation of the distributions of earnings, regulation of lending and other investment powers, the regulation of mergers, conversions, and dissolutions involving federal savings banks, and the enforcement of laws, regulations or conditions, or conditions against federal savings banks.

As the other federal regulators, the OTS has promulgated regulations and adopted a statement of policy regarding the capital adequacy of federal savings banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies and state member banks as described above. As of December 31, 2000, the Registrant's federal savings bank was deemed to be well-capitalized.

Pursuant to the CRA, the OTS evaluates the performance of the Registrant's federal savings bank in helping to meet the credit needs of the community. As a part of the CRA program, the federal savings bank is subject to periodic examinations by the OTS, and must maintain

                                     PART I

-----------------------------

                           REGULATION AND SUPERVISION

comprehensive records of their CRA activities for this purpose. The federal savings bank has a CRA rating of satisfactory.

ADDITIONAL INFORMATION
----------------------

Additional information regarding regulatory matters is included in Note 16 (page
26) of the Notes to Consolidated Financial Statements in the Registrant's 2000 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

                                    EMPLOYEES

As of December 31, 2000, there were no employees of the Registrant. Subsidiaries of the Registrant employed 12,246 employees - 2,258 were officers and 1,984 were part-time employees. There were 11,611 full-time equivalent employees as of December 31, 2000.

                             STATISTICAL INFORMATION

Pages 13 through 21 contain statistical information on the Registrant and its subsidiaries. Information about the Registrant's business segments is included in Note 23 (pages 31 through 32) of the Notes to Consolidated Financial Statements in the Registrant's 2000 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

                             AVERAGE BALANCE SHEETS

The average balance sheets for each of the last three fiscal years are incorporated herein by reference to Table 1 on page 34 of the Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

         ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 34 through 36 of the Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

                                     PART I

-----------------------------

                         INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio as of December 31 for each of the last five years and the maturity distribution and weighted average yield of investment securities as of December 31, 2000, are incorporated herein by reference to the Securities Portfolio and Maturities of Securities tables on page 39 of the Registrant's 2000 Annual Report to Shareholders attached to this filing as
Exhibit 13.

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

                  Under 1 year                              3.07%
                  1 - 5 years                               3.06%
                  6 - 10 years                              2.59%
                  Over 10 years                             2.42%
                  Total municipal securities                2.54%

TYPES OF LOANS AND LEASES

A summary of loans and leases by major category for the last five fiscal years ended as of December 31 follows ($000's):


                                            2000             1999             1998             1997             1996
                                            ----             ----             ----             ----             ----
Commercial, financial and
  agricultural loans                       $ 6,643,908        6,206,712        5,558,578        5,751,656        5,173,420
Real estate - construction loans             1,483,768        1,067,887          826,289          723,809          742,674
Real estate - mortgage loans                 7,020,578        7,465,349        7,884,032        8,336,299        8,019,065
Consumer loans                               6,079,216        5,283,684        4,458,005        4,053,995        3,652,083
Lease financing                              5,709,011        5,862,606        4,343,010        3,621,773        3,108,759
                                      ----------------  ---------------   --------------   --------------    -------------
Loans and leases, gross                     26,936,481       25,886,238       23,069,914       22,487,532       20,696,001
Unearned income                               (983,680)        (922,618)        (713,390)        (588,578)        (488,121)
Reserve for credit losses                     (383,495)        (366,640)        (331,621)        (312,264)        (284,284)
                                      ----------------  ---------------   --------------   --------------    -------------
Loans and leases, net                      $25,569,306       24,596,980       22,024,903       21,586,690       19,923,596
                                      ================  ===============   ==============   ==============    =============

Loans held for sale                        $   553,264          297,277          588,972          315,156           93,279
                                      ================  ===============   ==============   ==============    =============

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
The remaining maturities of the loan portfolio distributed to reflect cash flows (excluding residential mortgages, consumer loans and lease financing) at December 31, 2000, based on scheduled repayments and the sensitivity of loans to interest rate changes for loans due after one year was as follows ($000's):


                                                         Commercial,
                                                         Financial and    Real Estate      Real Estate
                                                         Agricultural     Construction      Commercial
                                                             Loans           Loans            Loans            Total
                                                        -------------------------------------------------------------------
Due in one year or less                                      $3,476,580          586,892          361,530      $ 4,425,002
Due after one year through five years                         2,571,103          463,057        1,600,094        4,634,254
Due after five years                                            596,225          433,819        1,024,804        2,054,848
                                                        ---------------   --------------   --------------   ---------------

    Total                                                    $6,643,908        1,483,768        2,986,428      $11,114,104
                                                        ===============   ==============   ==============   ===============

LOANS DUE AFTER ONE YEAR:
   Predetermined interest rate                               $2,109,377          210,209        1,552,263      $ 3,871,849
                                                        ===============   ==============   ==============   ===============

   Floating or adjustable interest rate                      $1,057,951          686,667        1,072,635      $ 2,817,253
                                                        ===============   ==============   ==============   ===============

RISK ELEMENTS

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Registrant's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well-secured and in the process of collection. The following table presents data concerning loans and leases at risk at December 31, ($000's):


                                                       2000         1999       1998        1997        1996
                                                       ----         ----       ----        ----        ----

Nonaccrual loans and leases                            $ 90,245      66,805      77,177     102,059     98,819

Loans and leases contractually
  past due 90 days or more as
  to principal, interest, or rental
  payments                                             $ 87,088      68,233      87,002      55,779     48,060

Loans and leases renegotiated to
  provide a reduction or deferral of
  interest, principal or rental payments
  because of the financial position
  deterioration of the borrower                        $    -           -         1,195       1,795      3,062


As of December 31, 2000, there were $1,175,000 of loans and leases currently performing in accordance with contractual terms where there are serious doubts as to the ability of the borrower to comply with such terms.

For the years 2000, 1999 and 1998, interest income of $502,000, $839,000 and $2,343,000, respectively, was recorded on nonaccrual and renegotiated loans and leases. Additional interest income of $4,109,000, $5,447,000 and $6,063,000, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.

SUMMARY OF CREDIT LOSS EXPERIENCE

A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off, was as follows ($000's):


                                               2000               1999              1998             1997              1996
                                               ----               ----              ----             ----              ----
Loans and leases outstanding at
 December 31                             $        25,952,801      24,963,620        22,356,524       21,898,954        20,207,880
                                        ==================== ===============  ================  ===============  ================
Loans held for sale                      $           553,264         297,277           588,972          315,156            93,279
                                        ==================== ===============  ================  ===============  ================
Average loans and leases
 outstanding                             $        26,416,491      24,382,553        22,542,611       21,129,681        19,632,693
                                        ==================== ===============  ================  ===============  ================
Reserve for credit losses,
 January 1                               $           366,640         331,621           312,264          284,284           271,006
                                        -------------------- ---------------  ----------------  ---------------  ----------------
Losses charged off:
  Commercial, financial and
   agricultural loans                                (25,570)        (49,684)          (44,526)         (16,347)          (16,826)
  Real estate - construction loans                    (2,131)           (539)             (953)            (243)             (147)
  Real estate - mortgage loans                        (4,650)         (2,636)           (9,795)         (11,894)           (9,005)
  Consumer loans                                     (50,141)        (64,176)          (58,947)         (70,188)          (64,293)
  Lease financing                                    (32,911)        (37,233)          (28,570)         (23,034)          (13,285)
                                        -------------------- ---------------  ----------------  ---------------  ----------------
     Total losses                                   (115,403)       (154,268)         (142,791)        (121,706)         (103,556)
                                        -------------------- ---------------  ----------------  ---------------  ----------------
Recoveries of losses previously
  charged off:
  Commercial, financial and
   agricultural loans                                  7,095          10,459             4,338            4,094             4,989
  Real estate - construction loans                        40               -                75              293                 -
  Real estate - mortgage loans                         2,983             678             2,893            2,392             3,545
  Consumer loans                                      19,114          19,468            20,044           17,440            14,844
  Lease financing                                      8,752          11,855             5,612            6,315             2,866
                                        -------------------- ---------------  ----------------  ---------------  ----------------
     Total recoveries                                 37,984          42,460            32,962           30,534            26,244
                                        -------------------- ---------------  ----------------  ---------------  ----------------
Net losses charged off:
  Commercial, financial and
   agricultural loans                                (18,475)        (39,225)          (40,188)         (12,253)          (11,837)
  Real estate - construction loans                    (2,091)           (539)             (878)              50              (147)
  Real estate - mortgage loans                        (1,667)         (1,958)           (6,902)          (9,502)           (5,460)
  Consumer loans                                     (31,027)        (44,708)          (38,903)         (52,748)          (49,449)
  Lease financing                                    (24,159)        (25,378)          (22,958)         (16,719)          (10,419)
                                        -------------------- ---------------  ----------------  ---------------  ----------------
     Total net losses charged off                    (77,419)       (111,808)         (109,829)         (91,172)          (77,312)
                                        -------------------- ---------------  ----------------  ---------------  ----------------
Reserve of acquired
  institutions and other                               5,237          12,770             5,697            2,206             7,710
Provision charged to operations                       89,037         134,057           123,489          116,946            82,880
Reserve for credit losses,              -------------------- ---------------  ----------------  ---------------  ----------------
  December 31                            $           383,495         366,640           331,621          312,264           284,284
                                        ==================== ===============  ================  ===============  ================

Reserve as a percent of loans
  and leases outstanding                              1.48%            1.47%             1.48%            1.43%             1.41%


Allocation of reserve for credit losses,
 December 31:                                2000         1999        1998         1997         1996
                                             ----         ----        ----         ----         ----
  Commercial, financial and
   agricultural loans                     $ 170,221      143,676     83,264      117,569      124,563
  Real estate - construction loans           11,039        8,895      5,001        7,454        2,373
  Real estate - mortgage loans               13,440       13,214      1,750        2,110        2,360
  Consumer loans                            102,348      105,187    149,750      116,988      103,092
  Lease financing                            86,447       95,668     91,856       68,143       51,896
                                          ---------      -------    -------      -------      -------
     Total reserve for credit losses      $ 383,495      366,640    331,621      312,264      284,284
                                          =========      =======    =======      =======      =======

The reserve for credit losses is an estimate and is available to absorb losses from any portion of the loan and lease portfolio.

As of December 31, 2000, the reserve for credit losses was $383 million, or 1.48 percent of total loans. This compares to $367 million, or 1.47 percent of total loans, as of December 31, 1999. The increase in this ratio was due to additional provision for commercial loans during 2000 as exhibited by the increase of nonaccrual loans and leases from $66.8 million at December 31, 1999 to $90.2 million at December 31, 2000. Total underperforming assets also increased from $145.5 million, or .58% of total loans and leases outstanding and other real estate owned ("OREO") at December 31, 1999 to $187.1 million, or .72% of total loans and leases outstanding and OREO, at December 31, 2000.

The allocation of the reserve for credit losses for commercial loans increased from $143.7 million, or 39% of the reserve for credit losses, at December 31, 1999 to $170.2 million, or 44% of the reserve for credit losses at December 31, 2000. The reserve for credit losses for consumer and lease financing loans declined from $200.9, or 55% of the reserve for credit losses at December 31, 1999 to $188.8 million, or 49% of the reserve for credit losses, at December 31, 2000.

The distribution of loans and leases by type and the ratio of net charge-offs to average loans and leases outstanding was as follows:


                                                 2000         1999        1998         1997         1996
                                                 ----         ----        ----         ----         ----
Percentage of loans and leases to total
loans and leases at December 31:
  Commercial, financial and
   agricultural loans                             24.7        24.0        24.1         25.6         25.0
  Real estate - construction loans                 5.5         4.1         3.6          3.2          3.6
  Real estate - mortgage loans                    26.0        28.8        34.2         37.1         38.8
  Consumer loans                                  22.6        20.4        19.3         18.0         17.6
  Lease financing                                 21.2        22.7        18.8         16.1         15.0
                                                 -----       -----       -----        -----        -----
     Total                                       100.0       100.0       100.0        100.0        100.0
                                                 =====       =====       =====        =====        =====

Ratio of net charge-offs during year
to average loans and leases outstanding
during year:
   Commercial, financial and
    agricultural loans                           0.29%       0.67%       0.71%        0.22%        0.24%
   Real estate - construction loans              0.16%       0.06%       0.11%       (0.01%)       0.02%
   Real estate - mortgage loans                  0.02%       0.03%       0.09%        0.12%        0.07%
   Consumer loans                                0.67%       0.92%       0.91%        1.37%        1.28%
   Lease financing                               0.50%       0.59%       0.68%        0.58%        0.45%
      Weighted Average Ratio                     0.30%       0.36%       0.47%        0.43%        0.40%

RESERVE FOR CREDIT LOSSES

The reserve for credit losses is maintained at a level management considers to be adequate to absorb probable loan and lease losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on management's review of the historical credit loss experience and such factors which, in management's judgement, deserve consideration under existing economic conditions in estimating probable credit losses. The reserve is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from "base" and "conservative" estimates. The Registrant's methodology for assessing the appropriate reserve level consists of several key elements.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. These grades encompass nine categories that define a borrower's ability to repay their loan obligations.

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

The Registrant's primary market area for lending is Ohio, Kentucky, Indiana, Florida, Michigan, Illinois and Arizona. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely-associated effect changing economic conditions has on the Registrant's customers.

Based on the procedures discussed above, management is of the opinion the reserve of $383,495,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at December 31, 2000.

MATURITY DISTRIBUTION OF DOMESTIC CERTIFICATES OF DEPOSIT OF $100,000 AND OVER AT DECEMBER 31, 2000 ($000'S)

      Three months or less                                      $ 706,632
      Over three months through six months                        330,961
      Over six months through twelve months                       304,788
      Over twelve months                                          134,833
                                                          ----------------
           Total certificates - $100,000 and over              $1,477,214
                                                          ================


       Note: Foreign office deposits totaling $4,566,232 are denominated in amounts greater than $100,000.

RETURN ON EQUITY AND ASSETS


The following table presents certain operating ratios (as originally reported):
                                          2000 (1)            1999 (2)       1998 (3)
                                          --------            --------       --------
Return on assets (a)                          1.93%           1.68           1.51

Return on equity (b)                          19.5%           16.9           15.4

Dividend payout ratio (c)                     38.2%           41.0           39.8

Equity to assets ratio (d)                    9.93%           9.95           9.80

(a)  net income divided by average assets
(b)  net income divided by average equity
(c)  dividends declared per share divided by diluted earnings per share
(d)  average equity divided by average assets

(1) Certain 2000 ratios and statistics include merger-related items and special charges of $33.5 million pretax ($23.1 million after tax, or $.05 per diluted share). For comparability, excluding the impact of these charges, return on average assets, return on average equity and the dividend payout ratio for 2000 would have been 1.98%, 20.0% and 37.2%, respectively.

(2) Certain 1999 ratios and statistics include merger-related items of $108.4 million pretax ($83.8 million after tax, or $.18 per diluted share). For comparability, excluding the impact of these charges, return on average assets, return on average equity and the dividend payout ratio for 1999 would have been 1.89%, 19.0% and 36.5%, respectively.

(3) Certain 1998 ratios and statistics include merger-related items of $138 million pretax ($98.7 million after tax, or $.21 per diluted share). For comparability, excluding the impact of these charges, return on average assets, return on average equity and the dividend payout ratio for 1998 would have been 1.78%, 18.2% and 33.8%, respectively.

                                     PART I

ITEM 2.  PROPERTIES
-------------------

The Registrant's executive offices and the main office of the Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio, in a 32-story office tower, a 5-story office building with an attached parking garage and a separate 10-story office building known as the Fifth Third Center, the William
S. Rowe Building and the 530 Building, respectively. One of the subsidiaries of the Registrant owns 100 percent of these buildings.

At December 31, 2000, the Registrant, through its subsidiary banks, one located in Ohio, two in Kentucky, one in each of Arizona, Michigan and Florida, operated 668 banking centers, of which 391 were owned and 277 were leased. The properties owned are free from mortgages and encumbrances.

Management's Editorial (pages 6 through 14) and Note 5 (page 22) of Notes to Consolidated Financial Statements of the Registrant's 2000 Annual Report to Shareholders is incorporated herein by reference and attached to this filing as
Exhibit 13.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Registrant and its subsidiaries are not parties to any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to Financial Highlights (page 1) of Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is incorporated herein by reference to
Note 1 (pages 19 through 20) and Note 19 (pages 27 through 28) of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (page 42) of the Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The information required by this item is incorporated herein by reference to pages 34 through 42 of Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required by this item is incorporated herein by reference to pages 40 through 41 of the Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The information required by this item is incorporated herein by reference to pages 15 through 33 of the Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------
The names, ages and positions of the Executive Officers of the Registrant as of February 1, 2001 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders.


                                                     CURRENT POSITION AND
NAME AND AGE                                         BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                                         ---------------------------------------
George A. Schaefer, Jr., 55                          PRESIDENT AND CEO.  President and Chief  Executive  Officer of
                                                     the Registrant and Fifth Third Bank.

Neal E. Arnold, 41                                   EXECUTIVE  VICE  PRESIDENT,   CHIEF   FINANCIAL   OFFICER  AND
                                                     TREASURER.  Executive  Vice  President of the  Registrant  and
                                                     Fifth  Third  Bank  since  December  1998.   Chief   Financial
                                                     Officer  of the  Registrant  and Fifth  Third  Bank since June
                                                     1997.  Mr.  Arnold has been the  Treasurer  of the  Registrant and Fifth Third Bank.  Previously,  Mr.  Arnold was  Treasurer
                                                     and Senior Vice President of Fifth Third Bank.

Michael D. Baker, 50                                 EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                                     Registrant   and  Fifth   Third   Bank  since   August   1995.
                                                     Previously,  Mr.  Baker  was  Senior  Vice  President  of  the
                                                     Registrant since March 1993, and of Fifth Third Bank.

Barry L. Boerstler, 53                               EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                                     Registrant  and Fifth  Third Bank since  September  1999.  Mr.
                                                     Boerstler was Senior Vice  President of the  Registrant  since
                                                     December  1997  and  of  Fifth  Third  Bank.  Previously,  Mr.
                                                     Boerstler was a Vice President of Fifth Third Bank.

                                    PART III

------------------------------------------------------------------------


                                                     CURRENT POSITION AND
NAME AND AGE                                         BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                                         ---------------------------------------
James J. Hudepohl, 48                                EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                                     Registrant   and  Fifth   Third  Bank  since   January   1997.
                                                     Previously,  Mr.  Hudepohl was Senior Vice  President of Fifth
                                                     Third Bank.

Michael K. Keating, 45                               EXECUTIVE  VICE  PRESIDENT,  GENERAL  COUNSEL  AND  SECRETARY.
                                                     Executive  Vice  President of the  Registrant  and Fifth Third
                                                     Bank since  August 1995 and  Secretary of the  Registrant  and
                                                     Fifth  Third  Bank  since   January  1994.   Previously,   Mr.
                                                     Keating was Senior Vice  President and General  Counsel of the
                                                     Registrant  since March 1993,  and Senior Vice  President  and
                                                     Counsel of Fifth Third Bank.

Robert P. Niehaus, 54                                EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                                     Registrant   and  Fifth   Third   Bank  since   August   1995.
                                                     Previously,  Mr.  Niehaus  was Senior  Vice  President  of the
                                                     Registrant  since March 1993,  and Senior  Vice  President  of
                                                     Fifth Third Bank.

Stephen J. Schrantz, 51                              EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                                     Registrant and Fifth Third Bank.

Gerald L. Wissel, 44                                 EXECUTIVE  VICE  PRESIDENT.  Executive Vice President of Fifth
                                                     Third  Bank since  January  1997.  Auditor  of the  Registrant and Fifth Third Bank.  Previously,  Mr. Wissel was Senior Vice
                                                     President of Fifth Third Bank.

                                    PART III

------------------------------------------------------------------------


                                                     CURRENT POSITION AND
NAME AND AGE                                         BUSINESS EXPERIENCE DURING PAST 5 YEARS
------------                                         ---------------------------------------
Robert J. King, Jr., 45
                                                     EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                                     Registrant  since  June 1997.  President  and  CEO  of   Fifth
                                                     Third  Bank  (Northeastern  Ohio).  Previously,  Mr. King  was
                                                     President  and CEO of Fifth  Third  Bank,  Northwestern  Ohio,
                                                     N.A.  Mr. King was Senior  Vice  President  of the  Registrant
                                                     since March 1995.

James R. Gaunt, 55                                   EXECUTIVE  VICE  PRESIDENT.  Executive  Vice  President of the
                                                     Registrant  since  June 1997.  Senior  Vice  President  of the
                                                     Registrant  since March 1994,  and  President and CEO of Fifth
                                                     Third Bank,  Kentucky,  Inc.  since  August 1994.  Previously,
                                                     Mr.  Gaunt was Senior Vice  President  of the  Registrant  and
                                                     Fifth Third Bank.

Paul L. Reynolds, 39                                 EXECUTIVE  VICE  PRESIDENT,   ASSISTANT  SECRETARY.  Executive
                                                     Vice  President  of  the  Registrant   since  September  1999.
                                                     Previously,  Senior  Vice  President  of  the  Registrant  and
                                                     Fifth  Third Bank since  March 1997.  Assistant  Secretary  of
                                                     the  Registrant   since  March  1995,   General   Counsel  and
                                                     Assistant Secretary of Fifth Third Bank since January 1995.

Roger W. Dean, 38                                    CONTROLLER.  Senior  Vice  President  of  the  Registrant  and
                                                     Fifth  Third  Bank  since  March  1997.   Controller   of  the
                                                     Registrant   and   Fifth   Third   Bank   since   June   1993.
                                                     Previously,  Mr.  Dean was Vice  President  of the  Registrant
                                                     and Fifth Third Bank.

                                    PART III

------------------------------------------------------------------------

The information required by this item concerning Directors is incorporated herein by reference under the caption "ELECTION OF DIRECTORS" (pages 2 through 6) of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" (page 10) of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" (pages 8 through 14) of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS AND EXECUTIVE COMPENSATION" (pages 1 through 14) of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" (page 15) of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


a)      Documents Filed as Part of the Report                                                           Page
                                                                                                        ----
        1.     Index to Financial Statements

               Consolidated Statements of Income for the
                 Years Ended December 31, 2000, 1999 and 1998                                             *

               Consolidated Balance Sheets as of December 31, 2000
                 and 1999                                                                                 *

               Consolidated Statements of Changes in
                 Shareholders' Equity for the Years Ended
                 December 31, 2000, 1999 and 1998                                                         *

               Consolidated Statements of Cash Flows for the
                 Years Ended December 31, 2000, 1999 and 1998                                             *

               Notes to Consolidated Financial Statements                                                 *

        * Incorporated by reference to pages 15 through 32 of the Registrant's 2000 Annual Report to Shareholders attached to this filing as Exhibit 13.

        2.     Financial Statement Schedules

               The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(CONTINUED)
-----------

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

               4(e) Guarantee Agreement, dated as of March 20, 1997 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (c)

               4(f) Agreement as to Expense and Liabilities, dated as of March 20, 1997 between Fifth Third Bancorp, as the holder of the Common Securities of Fifth Third Capital Trust I and Fifth Third Capital Trust II (c)

               10(a) Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (d) *

               10(b)       Fifth Third Bancorp 1990 Stock Option Plan (e)  *

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(CONTINUED)
-----------

        3.     Exhibits

               Exhibit No.
               -----------

               10(c)       Fifth Third Bancorp 1987 Stock Option Plan (f)  *

               10(d) Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee (g)

               10(e) Fifth Third Bancorp Amended and Restated Stock Incentive Plan for selected Executive Officers, Employees and Directors of The Cumberland Federal Bancorporation, Inc. (h) *

               10(f)       Fifth Third Bancorp Master Profit Sharing Plan (i)  *

               10(g) Fifth Third Bancorp Amended and Restated Stock Option and Incentive Plan for Selected Executive Officers, Employees and Directors of Falls Financial, Inc. (j)
                           *

               10(h)       Fifth Third Bancorp Amended 1993 Stock Purchase Plan
                           (k) *

               10(i)       Fifth Third Bancorp 1998 Long-Term Incentive Stock
                           Plan (l) *

               10(j)       Fifth Third Bancorp Variable Compensation Plan (m)  *

               10(k) CitFed Bancorp, Inc. Amended and Restated 1991 Stock Option and Incentive Plan (n) *

               10(l) Fifth Third Bancorp Non-qualified Deferred Compensation Plan (o) *

               10(m) Emerald Financial Corp. 1994 Long-Term Incentive Plan and Emerald Financial Corp. 1998 Stock Option and Incentive Plan (p) *

               10(n) CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; King City Federal Savings Bank 1986 Stock Option and Incentive Plan; Indiana Bancshares, Inc. 1990 Stock Option Plan; National Bancorp Stock Option Plan; Indiana Federal Corporation 1986 Stock Option and Incentive Plan; and UF Bancorp, Inc. 1991 Stock Option and Incentive Plan
                           (q) *

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(CONTINUED)
-----------

        3.    Exhibits

              Exhibit No.
              -----------

              10(o) Peoples Bank Corporation of Indianapolis 1998 Stock Option Plan; Peoples Bank Corporation of Indianapolis Stock Option Plan; Peoples Bank Corporation Indianapolis Directors Stock Option Plan (r) *

              10(p) Ottawa Financial Corporation, 1995 Stock Option Plan and Incentive Plan (s) *

              10(q)        Fifth Third Direct (t)  *

              10(r) Capital Holdings, Inc. 1988 Incentive Stock Option Plan; 1996 Incentive Stock Option Plan; Non-Employee Director Stock Plan and 1999 Long-Term Incentive Plan
                           (u) *

               11 Computation of Consolidated Earnings Per Share for the Years Ended December 31, 2000, 1999, 1998, 1997
                           and 1996

               13          Fifth Third Bancorp 2000 Annual Report to
                           Shareholders

               21          Fifth Third Bancorp Subsidiaries, as of December 31,
                           2000

               23          Independent Auditors' Consent

b)      Reports on Form 8-K

During the quarter ended December 31, 2000 the Registrant filed a Current Report on Form 8-K dated November 20, 2000, related to the Agreement and Plan of Merger dated November 20, 2000 between the Registrant and Old Kent Financial Corporation.

----------------------------
* - Denotes management contract or compensatory plan or arrangement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(CONTINUED)
-----------

(a) Incorporated by reference to Registrant's Registration Statement, on Form S-4, Registration No. 33-63966.

(b) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(CONTINUED)
-----------

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

(o) Filed with the Securities and Exchange Commission as Exhibit 10.4 to a Registration Statement on Form S-4, Registration No. 33-21139.

(p) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-77293 and by reference to Emerald Financial Corporation Form 10-K for the fiscal year ended March 31, 1999 and Form S-8 filed April 30, 1998.

(q) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Form 10-K, as amended, for the fiscal year ended December 31, 1998.

(r) Incorporated by reference to Peoples Bank Corporation of Indianapolis filings with the Securities and Exchange Commission as an Exhibit to Form 10-K for each of the fiscal years ended December 31, 1999, December 31, 1995 and December 31, 1996, respectively.

(s) Incorporated by reference to Ottawa Financial Corporation filing with the and Securities and Exchange Commission as an Exhibit to Form 10-K for the fiscal year ended December 31, 1994.

(t) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-3, Registration No. 333-41164.

(u) Incorporated by reference to Capital Holdings, Inc, filing with the Securities and Exchange as an Exhibit to Form 10-K for the fiscal year ended December 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)

/s/ George A. Schaefer, Jr.                                      March 20, 2001
-------------------------------
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 20, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Neal E. Arnold                      /s/ Roger W. Dean                    /s/ James E. Rogers
-------------------------------         -----------------------------        ----------------------------------
Neal E. Arnold                          Roger W. Dean                        James E. Rogers
Executive Vice President and CFO        Controller                           Director
(Principal Financial Officer)           (Principal Accounting Officer)

/s/ Darryl F. Allen                     /s/ Allen M. Hill                    /s/ Brain H. Rowe
-------------------------------         -----------------------------        ----------------------------------
Darryl F. Allen                         Allen M. Hill                        Brian H. Rowe
Director                                Director                             Director

/s/ John F. Barrett                     /s/ William G. Kagler                /s/ George A. Schaefer, Jr.
-------------------------------         -----------------------------        ----------------------------------
John F. Barrett                         William G. Kagler                    George A. Schaefer, Jr.
Director                                Director                             Director, President and CEO
                                                                             (Principal Executive Officer)

/s/ Gerald V. Dirvin                    /s/ James D. Kiggen                  /s/ John J. Schiff, Jr.
-------------------------------         -----------------------------        ----------------------------------
Gerald V. Dirvin                        James D. Kiggen                      John J. Schiff, Jr.
Director                                Director                             Director

/s/ Thomas B. Donnell                   /s/ Robert L. Koch II
-------------------------------         -----------------------------        ----------------------------------
Thomas B. Donnell                       Robert L. Koch II                    Donald B. Shackelford
Director                                Director                             Director

/s/ Richard T. Farmer                   /s/ Mitchel D. Livingston, Ph.D.     /s/ Dennis J. Sullivan, Jr.
-------------------------------         --------------------------------     ----------------------------------
Richard T. Farmer                       Mitchel D. Livingston, Ph.D.         Dennis J. Sullivan, Jr.
Director                                Director                             Director

/s/ Joseph H. Head, Jr.                 /s/ Robert B. Morgan                 /s/ Dudley S. Taft
-------------------------------         -----------------------------        ----------------------------------
Joseph H. Head, Jr.                     Robert B. Morgan                     Dudley S. Taft
Director                                Director                             Director

/s/ Joan R. Herschede                   /s/ David E. Reese
-------------------------------         -----------------------------        ----------------------------------
Joan R. Herschede                       David E. Reese                       Thomas W. Traylor
Director                                Director                             Director
