Form 10-Q
period 2001-03-31
FIFTH THIRD BANCORP
filed 2001-05-15
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001
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

                                   Yes X   No___
                                      --

There were 575,506,054 shares of the Registrant's Common Stock, without par value, outstanding as of April 30, 2001.

                               FIFTH THIRD BANCORP

                                      INDEX

Part I.  Financial Information

    Item 1.    Financial Statements

               Consolidated Balance Sheets -
               March 31, 2001 and 2000 and December 31, 2000                                    3

               Consolidated Statements of Income -
               Three Months Ended March  31, 2001 and 2000                                      4

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2001 and 2000                                       5

               Consolidated Statements of Changes in Shareholders' Equity -
               Three Months Ended March 31, 2001 and 2000                                       6

               Notes to Consolidated Financial Statements                                  7 - 10

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              11 - 14

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      15

Part II.  Other Information                                                               16 - 18



FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------
                                                                MARCH 31,          December 31,           March 31,
($000'S)                                                          2001                 2000                 2000
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                           $   754,924              984,729              947,525
Securities Available for Sale (a)                                  15,805,505           15,601,590           14,875,146
Securities Held to Maturity (b)                                        22,444               26,990              139,192
Other Short-Term Investments                                          121,068              198,013              353,197
Loans Held for Sale                                                   893,905              553,264              522,088
Loans and Leases
    Commercial Loans                                                6,957,006            6,643,908            6,624,190
    Construction Loans                                              1,570,206            1,483,768            1,085,521
    Commercial Mortgage Loans                                       3,424,295            2,986,428            2,506,964
    Commercial Lease Financing                                      2,874,810            2,751,987            2,293,173
    Residential Mortgage Loans                                      3,745,237            4,034,150            4,796,426
    Consumer Loans                                                  6,174,437            6,079,216            5,350,504
    Consumer Lease Financing                                        3,065,990            2,957,024            3,674,307
    Unearned Income                                                (1,044,895)            (983,680)            (919,782)
    Reserve for Credit Losses                                        (395,693)            (383,495)            (373,337)
------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                             26,371,393           25,569,306           25,037,966
Bank Premises and Equipment                                           540,094              521,396              489,918
Accrued Income Receivable                                             372,311              390,169              317,760
Other Assets                                                        2,133,103            2,011,449            1,705,973
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 47,014,747           45,856,906           44,388,765
------------------------------------------------------------------------------------------------------------------------
LIABILITIES
------------------------------------------------------------------------------------------------------------------------
Deposits
    Demand                                                        $ 4,698,410            4,705,062            3,929,553
    Interest Checking                                               5,753,376            5,386,380            4,894,269
    Savings and Money Market                                        5,880,858            5,463,609            5,303,241
    Time Deposits                                                  12,391,453           15,393,729           14,858,634
------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                     28,724,097           30,948,780           28,985,697
Federal Funds Borrowed                                              3,580,027            1,164,553            5,279,410
Short-Term Bank Notes                                                       -                  -                 15,000
Other Short-Term Borrowings                                         2,756,828            3,094,738            2,604,210
Accrued Taxes, Interest and Expenses                                1,481,585            1,374,950              850,726
Other Liabilities                                                     375,315              348,596              486,185
Long-Term Debt                                                      4,723,442            3,861,520            1,842,986
Guaranteed Preferred Beneficial  Interest in
    Convertible Subordinated Debentures                               172,500              172,500              172,500
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  41,813,794           40,965,637           40,236,714
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (c)
------------------------------------------------------------------------------------------------------------------------
Common Stock (d)                                                    1,046,875            1,033,747            1,031,233
Capital Surplus                                                       683,429              590,683              582,532
Retained Earnings                                                   3,421,127            3,241,975            2,836,473
Unrealized Gains (Losses) on
    Securities Available for Sale                                      49,522               25,977             (298,187)
Treasury Stock                                                              -               (1,113)                   -
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          5,200,953            4,891,269            4,152,051
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 47,014,747           45,856,906           44,388,765
------------------------------------------------------------------------------------------------------------------------

(a)      Amortized cost: March 31, 2001 - $15,729,000, December 31, 2000 -
         $15,562,000 and March 31, 2000 - $15,340,000.

(b)      Market value: March 31, 2001 - $22,000, December 31, 2000 - $27,000 and March 31, 2000 - $139,000.

(c) 500,000 shares of no par value preferred stock are authorized of which none had been issued as of March 31, 2001.

(d) Stated value $2.22 per share; authorized at March 31, 2001 - 1,300,000,000, December 31, 2000 and March 31, 2000 - 650,000,000;
         outstanding at March 31, 2001 - 471,565,129, December 31, 2000 -
         465,651,949 (excludes 21,875 treasury shares) and March 31, 2000 - 464,519,307.

See Notes to Consolidated Financial Statements.     3

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


----------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ------------------------------
($000'S)                                                      2001            2000
----------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans and Leases                         $ 554,029         507,287
Interest on Securities
    Taxable                                                     252,355         247,465
    Exempt from Income Taxes                                      9,007           9,373
----------------------------------------------------------------------------------------
Total Interest on Securities                                    261,362         256,838
Interest on Other Short-Term Investments                          2,257           3,055
----------------------------------------------------------------------------------------
Total Interest Income                                           817,648         767,180
----------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits
    Interest Checking                                            39,036          31,546
    Savings and Money Market                                     53,664          42,779
    Time Deposits                                               191,191         171,018
----------------------------------------------------------------------------------------
Total Interest on Deposits                                      283,891         245,343
Interest on Federal Funds Borrowed                               33,145          72,072
Interest on Short-Term Bank Notes                                     -          15,207
Interest on Other Short-Term Borrowings                          37,005          37,538
Interest on Long-Term Debt and Notes                             70,672          33,576
----------------------------------------------------------------------------------------
Total Interest Expense                                          424,713         403,736
----------------------------------------------------------------------------------------
NET INTEREST INCOME                                             392,935         363,444
Provision for Credit Losses                                      30,290          21,352
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           362,645         342,092
OTHER OPERATING INCOME
Data Processing Income                                           66,745          50,920
Service Charges on Deposits                                      56,168          47,655
Investment Advisory Income                                       55,735          50,763
Other Service Charges and Fees                                  109,608          90,303
Securities Gains                                                  4,236             522
----------------------------------------------------------------------------------------
Total Other Operating Income                                    292,492         240,163
----------------------------------------------------------------------------------------
OPERATING EXPENSES
Salaries, Wages and Incentives                                  118,666         109,929
Employee Benefits                                                20,397          25,681
Equipment Expenses                                               13,042          12,685
Net Occupancy Expenses                                           21,193          19,143
Other Operating Expenses                                        120,360         106,462
----------------------------------------------------------------------------------------
Total Operating Expenses                                        293,658         273,900
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      361,479         308,355
Applicable Income Taxes                                         117,175         101,986
----------------------------------------------------------------------------------------
NET INCOME                                                    $ 244,304         206,369
----------------------------------------------------------------------------------------
Per Share:
    Earnings                                                  $    0.52            0.45
    Diluted Earnings                                          $    0.51            0.44
    Cash Dividends                                            $    0.20            0.16
----------------------------------------------------------------------------------------
Average Shares (000's):
    Outstanding                                                 467,532         463,780
    Diluted                                                     482,023         474,623
----------------------------------------------------------------------------------------




See Notes to Consolidated Financial Statements.     4

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------------
                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            -------------------------------
($000'S)                                                                                         2001            2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                                    $    244,304         206,369
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
    Provision for Credit Losses                                                                     30,290          21,352
    Depreciation Amortization and Accretion                                                         32,633          27,969
    Provision for Deferred Income Taxes                                                             22,323          21,120
    Realized Securities Gains                                                                       (5,643)           (599)
    Realized Securities Losses                                                                       1,407              78
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                              1,076,938         677,962
    Net Gains on Sales of Loans                                                                     (8,654)         (2,137)
    Increase in Residential Mortgage Loans Held for Sale                                        (1,403,951)       (900,636)
    Decrease in Accrued Income Receivable                                                           23,554           3,265
    Increase in Other Assets                                                                       (79,158)       (100,571)
    Increase in Accrued Taxes, Interest and Expenses                                                64,046          84,532
    Increase (Decrease) in Other Liabilities                                                         5,614         (60,455)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  3,703        (21,751)
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from Sales of Securities Available for Sale                                             3,991,377         959,690
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                    1,153,877         350,130
Purchases of Securities Available for Sale                                                      (4,571,514)     (3,290,701)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                          4,546               7
Purchases of Securities Held to Maturity                                                                 -         (10,057)
Decrease in Other Short-Term Investments                                                            76,945           2,250
Increase in Loans and Leases                                                                      (576,575)       (716,342)
Purchases of Bank Premises and Equipment                                                           (26,989)        (25,743)
Proceeds from Disposal of Bank Premises and Equipment                                                  876           4,340
Net Cash Paid in Acquisitions                                                                      (16,976)              -
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 35,567      (2,726,426)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Increase in Core Deposits                                                                          551,340         182,470
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                               (3,605,054)      2,869,667
Increase in Federal Funds Borrowed                                                               2,364,659       2,307,555
Decrease in Short-Term Bank Notes                                                                        -      (1,302,400)
Decrease in Other Short-Term Borrowings                                                           (356,943)     (1,846,186)
Proceeds from Issuance of Long-Term Debt and Notes                                               2,076,263         751,706
Repayment of Long-Term Debt                                                                     (1,233,202)       (422,016)
Payment of Cash Dividends                                                                          (83,810)        (74,169)
Exercise of Stock Options                                                                           13,534          13,903
Other                                                                                                4,138           2,083
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               (269,075)      2,482,613
---------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND DUE FROM BANKS                                                               (229,805)       (265,564)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                     984,729       1,213,089
---------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                      $    754,924         947,525
---------------------------------------------------------------------------------------------------------------------------





See Notes to Consolidated Financial Statements.     5

FIFTH THIRD BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                    --------------------------------------
($000'S)                                                                                   2001                2000
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                                                                     $ 4,891,269          4,077,031
Net Income                                                                                     244,304            206,369
Nonowner Changes in Equity, Net of Tax:
    Change in Unrealized Gain (Losses) on Securities Available for Sale                         23,545            (73,671)
--------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                      267,849            132,698
Cash Dividends Declared:
    Fifth Third Bancorp (2001 - $.20 per share and 2000 - $ .16 per share)                     (94,377)           (74,323)
Stock Options Exercised Including Treasury Shares Issued                                        13,534             13,903
Other                                                                                          122,678              2,742
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31                                                                        $ 5,200,953          4,152,051
--------------------------------------------------------------------------------------------------------------------------



































See Notes to Consolidated Financial Statements.     6

                              FINANCIAL INFORMATION

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of March 31, 2001 and 2000, the results of operations for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant"). The results of operations and statements of cash flows for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Registrant's Annual Report on Form 10-K. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.

2.      BUSINESS COMBINATIONS:

        On January 2, 2001, the Registrant completed the acquisition of Resource Management, Inc., d.b.a. Maxus Investment Group ("Maxus"), an Ohio corporation. Maxus was a privately held diversified financial services company that provides investment management and brokerage services, headquartered in Cleveland, Ohio. In connection with this acquisition, the Registrant issued 470,162 shares of Fifth Third common stock and paid $18,090,000 in cash for the outstanding capital stock of Maxus. This transaction was accounted for as a purchase transaction.

        On March 9, 2001, the Registrant completed the acquisition of Capital Holdings, Inc. ("Capital Holdings") and its subsidiary, Capital Bank N.A., headquartered in Sylvania, Ohio. At December 31, 2000, Capital Holdings had total assets of $1.1 billion and total deposits of $874 million. In connection with this acquisition, the Registrant issued 4,505,385 shares of Fifth Third common stock for the outstanding common shares of Capital Holdings. The accompanying Consolidated Financial Statements of the Registrant as of and for the period ending March 31, 2001, have not been restated for Capital Holdings due to immateriality.

        In the fourth quarter of 2000, the Registrant entered into a merger agreement with Old Kent Financial Corporation ("Old Kent"), a publicly-traded financial holding company headquartered in Grand Rapids, Michigan. At December 31, 2000, Old Kent had total assets of $23.8 billion and total deposits of $17.4 billion. This transaction was subsequently completed on April 2, 2001 and the Registrant issued 103,716,638 shares of Fifth Third common stock, 7,250 shares of Fifth Third series D perpetual preferred stock and 2,000 shares of Fifth Third series E perpetual preferred stock to the shareholders of Old Kent. The accompanying Consolidated Financial Statements of the Registrant as of and for the period ending March 31, 2001, excludes the financial results of Old Kent.

         The Capital and Old Kent transactions are tax-free, stock-for-stock exchanges to be accounted for as poolings-of-interests.

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

4. On December 19, 2000, the Registrant's Board of Directors rescinded the authorization dated June 20, 2000 to purchase in the open market up to five percent of the outstanding shares of Fifth Third common stock.

5. For the first three months of 2001, the Registrant paid $441,043,000 in interest and $7,500,000 in Federal income taxes. For the same period in 2000, the Registrant paid $448,143,000 in interest and paid no Federal income taxes. During the first three months of 2001 and 2000, the Registrant had noncash investing activities consisting of the securitization of $583,481,000 and $254,004,000 of residential mortgage loans, respectively.

6. In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement is effective for transfers and servicing of financial assets occurring after March 31, 2001, with certain disclosure and reclassification requirements effective for financial statements for fiscal years ending after December 15, 2000. Included in SFAS No. 140, which replaced SFAS No. 125 of the same name, are the accounting and reporting standards related to securitizations and Qualifying Special Purpose Entities ("QSPE"). The adoption of SFAS No. 140 did not have a material effect on the Registrant.

7. Effective January 1, 2001, the Registrant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative instruments depends on the intended use of the derivative and the resulting designation. Adoption of the standard did not have a material effect on the Registrant.

8. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Registrant has determined its principal segments to be retail banking, commercial banking, investment advisory services and data processing. Retail banking provides a full range of deposit products and consumer loans and leases. Commercial banking offers services to business, government and professional customers. Investment advisory services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Data processing, through Midwest Payment Systems ("MPS"), provides electronic funds transfer ("EFT") services, merchant transaction processing, operates the Registrant's Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General corporate and other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

         Total revenues exclude securities gains and losses. Results of operations and selected financial information by operating segment for the three months ended March 31, 2001 and 2000 are as follows:


    THREE MONTHS ENDED                            INVESTMENT                   GENERAL
         MARCH 31,         COMMERCIAL    RETAIL    ADVISORY        DATA       CORPORATE
          ($000'S)          BANKING     BANKING    SERVICES   PROCESSING (a)  AND OTHER   ELIMINATIONS (a)   TOTAL
--------------------------------------------------------------------------------------------------------------------
            2001

Total Revenues             $ 185,537  $ 319,131    $ 66,887     $ 72,436     $ 42,892    $  (5,692)        $ 681,191
--------------------------------------------------------------------------------------------------------------------
Net Income                 $  70,600  $ 102,233    $ 18,929     $ 22,921     $ 29,621    $       -         $ 244,304
--------------------------------------------------------------------------------------------------------------------

            2000
Total Revenues             $ 152,966  $ 299,564    $ 60,627     $ 54,348     $ 39,745    $  (4,165)        $ 603,085
--------------------------------------------------------------------------------------------------------------------
Net Income                 $  61,364  $  92,776    $ 17,705     $ 16,893     $ 17,631            -         $ 206,369
--------------------------------------------------------------------------------------------------------------------


(a) Data Processing services revenues provided to the banking segments by MPS are eliminated in the Consolidated Statements of Income.

         There were no material changes in the identifiable assets that were disclosed in the Registrant's December 31, 2000 Annual Report on Form 10-K.

9. The Registrant has elected to present the disclosures required by SFAS No. 130, "Reporting Comprehensive Income," in the Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity" represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the three months are as follows:


                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
($000'S)                                                                                          2001             2000
---------------------------------------------------------------------------------------------------------------------------
Reclassification Adjustments, Before Tax

---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains (Losses) Arising During Period                                       $ 41,026          (114,532)
Reclassification Adjustment for Gains Included in Net Income                                       4,236               522
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                  $ 36,790          (114,010)
---------------------------------------------------------------------------------------------------------------------------

Related Tax Effects
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains (Losses) Arising During Period                                       $ 14,545           (40,522)
Reclassification Adjustment for Gains Included in Net Income                                       1,300               183
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                  $ 13,245           (40,339)
---------------------------------------------------------------------------------------------------------------------------

Reclassification Adjustments, Net of Tax
---------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains (Losses) Arising During Period                                       $ 26,481           (74,010)
Reclassification Adjustment for Gains Included in Net Income                                       2,936               339
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                 $  23,545           (73,671)
---------------------------------------------------------------------------------------------------------------------------

Accumulated Nonowner Changes in Equity
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding Gains (Losses) on
    Securities Available for Sale                                                              $ 25,977           (224,516)
Current Period Change                                                                            23,545            (73,671)
---------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains (Losses) on Securities
    Available for Sale                                                                         $ 49,522           (298,187)
---------------------------------------------------------------------------------------------------------------------------


10. The reconciliation of earnings per share to earnings per diluted share follows:


THREE MONTHS ENDED MARCH 31,                              2001                                       2000
---------------------------------------------------------------------------------------------------------------------------
                                             NET         AVERAGE      PER-SHARE       NET          AVERAGE      PER-SHARE
($000'S)                                   INCOME        SHARES        AMOUNT        INCOME         SHARES       AMOUNT
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
EPS

Income Available to
    Common Shareholders                     $ 244,304      467,532        $ 0.52     $ 206,369        463,780       $ 0.45
EFFECT OF DILUTIVE SECURITIES
Stock Options                                               10,075                                      6,427
Interest on 6% Convertible
   Subordinated Debentures due 2028,
    Net of Applicable Income Taxes              1,640        4,416                       1,640          4,416
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER DILUTED SHARE
Income Available to
    Common Shareholders
    Plus Assumed Conversions                $ 245,944      482,023        $ 0.51     $ 208,009        474,623       $ 0.44
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

RESULTS OF OPERATIONS

The Registrant's net income was $244.3 million for the first three months of 2001, an 18 percent increase over last year's $206.4 million. Earnings per diluted share were $.51 for the first quarter of 2001, up 16 percent from $.44 for the same period last year.

Net interest income on a fully taxable equivalent basis for the first quarter of 2001 was $412.7 million, a 7 percent increase over $385.5 million for the same period last year, resulting principally from a 4 percent growth in average interest-earning assets and a 15 basis points ("bp") increase in net interest margin, from 3.82 percent during the first quarter of 2000 to 3.97 percent in the first quarter 2001. The positive effect of a 24bp improvement in the yield on average interest-earning assets was offset by a 25bp increase in funding costs due to the repricing of borrowed funds and higher year-over-year deposit rates on existing accounts.

The provision for credit losses was $30.3 million in the 2001 first quarter compared to $21.4 million in the same period last year and $23.1 million last quarter. Net charge-offs for the quarter were $30.9 million compared to $14.9 million in the 2000 first quarter and $27.1 million last quarter. Net charge-offs as a percent of average loans and leases outstanding increased 23bp to .47 percent from .24 percent in the same period last year. Nonperforming assets as a percentage of total loans, leases and other real estate owned was
 .39 percent at March 31, 2001 compared to .32 percent at March 31, 2000 and .39 percent last quarter. Underperforming assets were $190.4 million at March 31, 2001, or .71 percent of total loans, leases and other real estate owned, up 8bp compared to the $160.8 million, or .63 percent, at March 31, 2000 and the $187.1 million or .72 percent last quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level the Registrant considers to be adequate to absorb probable loan and lease losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Registrant's review of the historical credit loss experience and such factors which, in management's judgement, deserve consideration under existing economic conditions in estimating probable credit losses. The reserve is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from "base" and "conservative" estimates. The Registrant's methodology for assessing the appropriate reserve level consists of several key elements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total other operating income, excluding securities gains, increased 20 percent to $288.3 million in the first quarter of 2001, compared to $239.6 million in the first quarter 2000, with data processing income increasing 31 percent, to $66.7 million. Increases in electronic funds transfers ("EFT") and higher transaction volume from increased debit and ATM card usage, coupled with expansion of business-to-business e-commerce, contributed to the increase in data processing income.

Investment advisory income increased 10 percent to $55.7 million in the first quarter of 2001 compared to $50.8 million in the same period last year. Personal trust revenue increased 8 percent over first quarter last year and brokerage fees increased 21 percent on the strength of a more productive sales force and increased market activity. Revenue from foundation and endowment services and custody services remains strong with double-digit growth rates across the board. Service charges on deposits increased 18 percent over the same period last year primarily due to the success of new account campaigns, while other service charges and fees grew 21 percent over the same period last year, reflecting an increase in mortgage loan servicing fees, a 36 percent increase in commercial banking fees and advances in credit card fees and loan and lease fees.

The efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 41.9 percent for the first quarter of 2001, down from 43.8 percent in the same period last year. The improvement in the 2001 efficiency ratio was primarily due to increased revenues during the first quarter. Total operating expenses increased to $293.7 million in the 2001 first quarter, or 7 percent over the same period last year. Salaries, incentives and benefits increased 3 percent in the first quarter of 2001 to $139.1 million. Net occupancy expense increased to $21.2 million during the first quarter primarily due to rent expense incurred, while total other operating expenses increased 13 percent, to $120.4 million for the quarter.

FINANCIAL CONDITION

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $47 billion at March 31, 2001 compared to $45.9 billion at December 31, 2000 and $44.4 billion at March 31, 2000, an increase of 3 percent and 6 percent, respectively. Return on average equity was
19.6 percent and return on average assets was 2.18 percent for the first quarter of 2001 compared to 19.4 percent and 1.90 percent, respectively, for the same quarter of last year.

Net interest income growth continues to be fueled by interest-earning asset mix and growth and an increase in net interest margin. Average interest-earning assets increased to $42.1 billion for the first quarter of 2001, an increase of $1.5 billion, or 4 percent, over the same period last year and $715 million, or 2 percent, over 2000 year-end. Average interest-earning assets increased primarily due to growth in securities available for sale, coupled with growth in commercial loans and leases and consumer loans and leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Transaction account deposits grew 16 percent, or $2.2 billion, over the same period last year and $778 million, or 5 percent, over 2000 year-end. Deposits growth during the period is primarily attributable to the success of campaigns emphasizing customer deposit accounts.

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

At March 31, 2001, shareholders' equity was $5.2 billion compared to $4.2 billion at March 31, 2000, an increase of $1 billion, or 25 percent. Shareholders' equity as a percentage of total assets as of March 31, 2001 was
11.1 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at March 31, 2001 and 2000. At March 31, 2001, the Registrant had a Tier 1 risk-based capital ratio of 13.03 percent, a total risk-based capital ratio of 14.76 percent and a leverage ratio of 10.65 percent. At March 31, 2000, the Registrant had a Tier 1 risk-based capital ratio of 11.62 percent, a total risk-based capital ratio of 13.38 percent and a leverage ratio of 9.52 percent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would increase by 1.00 percent over one year and increase by 1.62 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.46 percent over one year and decrease net interest income by an estimated 6.16 percent over two years.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         2(c) On January 2, 2001, the Registrant issued 470,162 shares of Fifth Third common stock to the shareholders of Maxus in connection with the acquisition of Maxus. These securities were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 20, 2001, the Registrant held a Special Meeting of Shareholders and its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Special Meeting and Annual Meeting, the shareholders adopted and approved all of the proposals stated in the Proxy Statements dated January 25, 2001 and February 9, 2001, respectively, which are incorporated herein by reference.

The proposal voted on and approved by shareholders at the Special Meeting was as follows:

         1. Adoption of an amended and restated agreement and plan of merger dated January 16, 2001 by and among Old Kent Financial Corporation, the Registrant and Fifth Third Financial Corporation and approval of the issuance of shares of Fifth Third common stock to the shareholders of Old Kent in the merger of Old Kent with and into Fifth Third Financial pursuant to the amended and restated plan and agreement of merger by vote of 370,506,682 for, 2,177,329 against and 2,869,036 withheld.

The proposals voted on and approved by shareholders at the Annual Meeting were as follows:

         1.     Election of six (6) Class III Directors (Darryl F. Allen, Gerald
                V. Dirvin, Joseph H. Head, Jr., Allen M. Hill, Dr. Mitchel D. Livingston, and James E. Rogers) to serve until the Annual Meeting in 2004.

         2. Approval of the proposal to amend Article Fourth of the Amended Articles of Incorporation, as amended, to increase the authorized number of shares of Common Stock of the Registrant, without par value, to 1,300,000,000 shares by vote of 380,048,183 for, 9,143,225 against and 2,236,019 withheld.

         3. Approval of the proposal to amend Article II Section 11 of the Code of Regulations, as amended, to allow Shareholders to grant proxies by electronic and telephonic means by vote of 385,837,413 for, 3,399,309 against and 2,190,705 withheld.

         4. Approval of the proposal to amend the Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan to increase the number of shares of the Registrant's Common Stock eligible for issuance under the Long-Term Plan to 37,733,020 shares by vote of 357,388,944 for, 30,675,900 against and 3,362,583 withheld.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)
------------------------------------------------------------------------

         5. Approval of the proposal to approve the Fifth Third Bancorp Stock Option Gain Deferral Plan, including the issuance of up to 1,000,000 shares of the Registrant's Common Stock thereunder by vote of 370,271,402 for, 16,981,847 against and 4,174,178 withheld.

         6. Approval of the proposal to approve The Fifth Third Bancorp Nonqualified Deferred Compensation Plan, including the issuance of up to 1,000,000 shares of the Registrant's Common Stock thereunder by vote of 372,862,903 for, 14,565,664 against and 3,998,860 withheld.

         7. Approval of the proposal to appoint the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 2001 by vote of 386,340,857 for, 3,075,273 against and 2,011,297 withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

                 (3)(i)    Amended Articles of Incorporation, as amended.

                 (3)(ii)   Code of Regulations, as amended.


(b)      Reports on Form 8-K

                  The Registrant filed a report on Form 8-K/A dated January 30, 2001 related to 1) the Amended and Restated Agreement and Plan of Merger with and between Old Kent Financial Corporation and the Registrant; and 2) unaudited pro forma condensed combined financial information of Fifth Third giving effect to Fifth Third's then-pending acquisitions of both Old Kent Financial Corporation and Capital Holdings, Inc.

                  The Registrant filed a report on Form 8-K dated March 6, 2001 related to financial information prepared to further assist investors, financial analysts and other interested parties in determining the effect the then-pending transaction with Old Kent Financial Corporation will have on Fifth Third's future results, Fifth Third prepared unaudited condensed pro forma financial statement information and supplemental financial data for the year ended December 31, 2000 and for the three months ended December 31, September 30, June 30 and March 31, 2000.

                  The Registrant filed a report on Form 8-K dated March 9, 2001 related to Fifth Third Bancorp and the U. S. Justice Department agreement that, as a condition to approving the merger of Old Kent Financial Corporation with Fifth Third Financial Corporation, six banking locations in areas where the two banks overlap will be sold.

                  The Registrant filed a report on Form 8-K dated March 14, 2001 related to 1) the March 12, 2001 approval by the Federal Reserve Board of the then-pending merger of Fifth Third Bancorp and Old Kent Financial Corporation; and (2) the approval at a special meeting of Old Kent shareholders, held March 13, 2001, of the then-pending merger of Fifth Third Bancorp and Old Kent Financial Corporation.

                  The Registrant filed a report on Form 8-K dated March 20, 2001 related to 1) financial statements and exhibits that included the Registrant's discussion of financial trends; and 2) Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of Fifth Third Bancorp.

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

                                         Fifth Third Bancorp
                                         -------------------
                                         Registrant

 Date:  May 15, 2001                     /s/ Neal E. Arnold
                                         -------------------
                                         Neal E. Arnold
                                         Executive Vice President and
                                         Chief Financial Officer