Form 10-Q
period 2001-06-30
FIFTH THIRD BANCORP
filed 2001-08-14
CIK 35527

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 2001
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

                           Yes  X         No_______
                              -----

There were 577,285,634 shares of the Registrant's Common Stock, without par value, outstanding as of July 31, 2001.

                              FIFTH THIRD BANCORP

                                     INDEX

Part I.   Financial Information

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets -
              June 30, 2001 and 2000 and December 31, 2000                                   3

              Condensed Consolidated Statements of Income -
              Three and Six Months Ended June 30, 2001 and 2000                              4

              Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 2001 and 2000                                        5

              Condensed Consolidated Statements of Changes in Shareholders' Equity -
              Six Months Ended June 30, 2001 and 2000                                        6

              Notes to Condensed Consolidated Financial Statements                      7 - 15

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                            16 - 19

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    20

Part II.  Other Information                                                            21 - 22


Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                    June 30,       December 31,      June 30,
($000's)                                                              2001            2000             2000
--------------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                           $  1,585,300        1,706,538      1,425,500
Securities Available for Sale (a)                                   18,719,861       19,028,803     18,302,233
Securities Held to Maturity (b)                                         19,395          552,563        617,312
Other Short-Term Investments                                           700,074          232,524        131,231
Loans Held for Sale                                                  2,932,347        1,654,996      1,578,543
Loans and Leases
    Commercial Loans                                                10,690,126       10,674,980     10,595,844
    Construction Loans                                               3,495,358        3,222,553      2,644,306
    Commercial Mortgage Loans                                        6,596,721        6,226,839      6,008,736
    Commercial Lease Financing                                       2,934,245        3,158,436      2,748,035
    Residential Mortgage Loans                                       4,439,013        5,635,286      6,206,877
    Consumer Loans                                                  11,886,770       11,551,102     10,256,379
    Consumer Lease Financing                                         2,503,772        3,006,942      3,810,119
    Unearned Income                                                   (970,914)        (945,748)      (976,921)
    Reserve for Credit Losses                                         (617,270)        (609,340)      (602,204)
--------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                              40,957,821       41,921,050     40,691,171
Bank Premises and Equipment                                            819,061          803,793        809,663
Accrued Income Receivable                                              545,633          558,695        508,953
Other Assets                                                         3,554,148        3,199,377      2,830,549
--------------------------------------------------------------------------------------------------------------
Total Assets                                                      $ 69,833,640       69,658,339     66,895,155
==============================================================================================================
Liabilities
--------------------------------------------------------------------------------------------------------------
Deposits
    Demand                                                        $  7,621,352        7,152,381      6,364,057
    Interest Checking                                               11,567,613       10,319,753      9,265,895
    Savings and Money Market                                         7,162,973        6,914,353      6,821,492
    Time Deposits                                                   18,751,747       23,972,954     21,814,192
--------------------------------------------------------------------------------------------------------------
Total Deposits                                                      45,103,685       48,359,441     44,265,636
Federal Funds Borrowed                                               4,356,098        2,178,703      3,896,454
Short-Term Bank Notes                                                        -                -      2,740,000
Other Short-Term Borrowings                                          5,160,677        5,920,594      5,676,656
Accrued Taxes, Interest and Expenses                                 1,964,855        1,694,965      1,246,171
Other Liabilities                                                      555,465          358,414        461,398
Long-Term Debt                                                       5,452,136        4,311,310      2,587,003
Guaranteed Preferred Beneficial Interests in
    Convertible Subordinated Debentures                                172,500          172,500        172,500
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                   62,765,416       62,995,927     61,045,818
--------------------------------------------------------------------------------------------------------------
Shareholders' Equity
--------------------------------------------------------------------------------------------------------------
Common Stock (c)                                                     1,280,024        1,263,418      1,260,177
Preferred Stock (d)                                                      9,250            9,250          9,250
Capital Surplus                                                      1,271,182        1,144,079      1,073,044
Retained Earnings                                                    4,422,847        4,226,047      3,940,792
Unrealized Gains (Losses) on Securities
    Available for Sale                                                  84,921           28,012       (329,443)
Deferred Compensation                                                        -           (2,727)             -
Treasury Stock                                                               -           (5,667)      (104,483)
--------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                           7,068,224        6,662,412      5,849,337
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                        $ 69,833,640       69,658,339     66,895,155
==============================================================================================================

(a) Amortized cost: June 30, 2001 - $18,587,032, December 31, 2000 - $18,986,346
    and June 30, 2000 -$18,790,934.
(b) Market values: June 30, 2001 - $19,395, December 31, 2000 - $557,275 and
    June 30, 2000 - $601,551.
(c) Common Shares: Stated value $2.22 per share; authorized at June 30, 2001 - 1,300,000,000, December 31, 2000 and June 30, 2000 - 650,000,000;
    outstanding at June 30, 2001 - 576,587,585, December 31, 2000 - 569,056,843
    (excludes 104,455 treasury shares) and June 30, 2000 - 566,309,657 (excludes 2,197,666 treasury shares).
(d) 490,750 shares of no par value preferred stock are authorized of which none had been issued as of June 30, 2001; 7,250 shares of 8.00% Series D convertible perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding at June 30, 2001; 2,000 shares of 8.00% Series E perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding at June 30, 2001

See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
-------------------------------------------------------------------------------------------         ------------------------
                                                                         Three Months                      Six Months
                                                                            Ended                            Ended
                                                                           June 30,                         June 30,
                                                                   ------------------------         ------------------------
($000's)                                                              2001          2000               2001          2000
===========================================================================================         ========================
Interest Income
Interest and Fees on Loans and Leases                              $   919,792      882,124         $ 1,858,970    1,712,614
Interest on Securities
    Taxable                                                            287,161      326,936             587,271      622,709
    Exempt from Income Taxes                                            17,666       18,708              34,763       37,435
-------------------------------------------------------------------------------------------         ------------------------
Total Interest on Securities                                           304,827      345,644             622,034      660,144
Interest on Other Short-Term Investments                                 3,797        3,290               6,602        6,977
-------------------------------------------------------------------------------------------         ------------------------
Total Interest Income                                                1,228,416    1,231,058           2,487,606    2,379,735
-------------------------------------------------------------------------------------------         ------------------------
Interest Expense
Interest on Deposits
    Interest Checking                                                   84,128       82,441             170,919      147,371
    Savings and Money Market                                            53,798       49,091             115,941      109,612
    Time Deposits                                                      274,763      330,941             591,687      595,676
-------------------------------------------------------------------------------------------         ------------------------
Total Interest on Deposits                                             412,689      462,473             878,547      852,659
Interest on Federal Funds Borrowed                                      61,503       81,541             110,031      158,260
Interest on Short-Term Bank Notes                                            -       22,503                   -       44,914
Interest on Other Short-Term Borrowings                                 61,111       69,534             138,707      136,706
Interest on Long-Term Debt and Notes                                    85,396       34,358             164,200       71,487
-------------------------------------------------------------------------------------------         ------------------------
Total Interest Expense                                                 620,699      670,409           1,291,485    1,264,026
-------------------------------------------------------------------------------------------         ------------------------
Net Interest Income                                                    607,717      560,649           1,196,121    1,115,709
Provision for Credit Losses                                             25,618       35,309              91,557       67,293
Merger-Related Provision for Credit Losses                              35,437        8,000              35,437       12,000
-------------------------------------------------------------------------------------------         ------------------------
Net Interest Income After Provision for Credit Losses                  546,662      517,340           1,069,127    1,036,416
Other Operating Income
Data Processing Income                                                  78,371       59,155             147,936      112,205
Service Charges on Deposits                                             91,871       75,894             169,700      143,366
Mortgage Banking Revenue                                                53,157       63,548             113,622      128,917
Investment Advisory Income                                              80,409       70,283             157,524      141,769
Other Service Charges and Fees                                         118,226       96,667             242,113      195,051
Securities Gains (Losses)                                                2,788         (150)              7,107          (60)
-------------------------------------------------------------------------------------------         ------------------------
Total Other Operating Income                                           424,822      365,397             838,002      721,248
-------------------------------------------------------------------------------------------         ------------------------
Operating Expenses
Salaries, Wages and Incentives                                         216,225      193,167             419,429      388,389
Employee Benefits                                                       38,933       38,252              76,817       81,453
Equipment Expenses                                                      21,567       25,221              43,631       49,852
Net Occupancy Expenses                                                  37,049       33,486              73,647       67,390
Other Operating Expenses                                               199,319      162,798             384,948      325,511
Merger-Related Charges                                                 219,229       64,848             219,229       86,973
-------------------------------------------------------------------------------------------         ------------------------
Total Operating Expenses                                               732,322      517,772           1,217,701      999,568
-------------------------------------------------------------------------------------------         ------------------------
Income Before Income Taxes                                             239,162      364,965             689,428      758,096
Applicable Income Taxes                                                110,274      117,192             254,140      245,852
-------------------------------------------------------------------------------------------         ------------------------
Net Income                                                             128,888      247,773             435,288      512,244
Cumulative Effect of Change in Accounting
     Principle, Net of Tax                                                   -            -               6,781            -
Dividend on Preferred Stock                                                185          185                 370          370
-------------------------------------------------------------------------------------------         ------------------------
Net Income Available to Common Shareholders                        $   128,703      247,588         $   428,137      511,874
===========================================================================================         ========================
Per Share:
    Earnings                                                       $      0.22         0.44         $      0.75         0.91
    Diluted Earnings                                               $      0.22         0.43         $      0.73         0.89
    Cash Dividends                                                 $      0.20         0.18         $      0.40         0.34
===========================================================================================         ========================
Average Shares (000's):
    Outstanding                                                        574,545      566,272             572,873      566,025
    Diluted                                                            590,234      578,856             588,416      578,118
===========================================================================================         ========================

See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                             ------------------------------
($000's)                                                                                         2001               2000
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                   $   428,507            512,244
Adjustments to Reconcile Net Income to Net Cash Provided by
       (Used in) Operating Activities:
  Provision for Credit Losses                                                                     91,557             67,293
  Depreciation, Amortization and Accretion                                                        97,344             92,183
  Provision for Deferred Income Taxes                                                             37,551            103,237
  Realized Securities Gains                                                                      (10,160)            (1,876)
  Realized Securities Losses                                                                       3,053              1,936
  Proceeds from Sales of Residential Mortgage Loans Held for Sale                              4,217,714          5,447,807
  Net Gain (Loss) on Sales of Loans                                                             (109,110)           (69,134)
  Increase in Residential Mortgage Loans Held for Sale                                        (5,404,905)        (5,835,235)
  (Increase) Decrease in Accrued Income Receivable                                                18,758            (41,399)
  Increase in Other Assets                                                                      (235,669)          (310,137)
  Increase in Accrued Taxes, Interest and Expenses                                               191,757            113,701
  Increase in Other Liabilities                                                                  164,129            138,096
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                                             (509,474)           218,716
===========================================================================================================================
Investing Activities
Proceeds from Sales of Securities Available for Sale                                           4,097,814          3,320,894
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                  5,390,413            951,213
Purchases of Securities Available for Sale                                                    (7,239,510)        (5,792,803)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                       14,294             45,788
Purchases of Securities Held to Maturity                                                               -            (10,786)
(Increase) Decrease in Other Short-Term Investments                                             (467,550)           256,645
(Increase) Decrease in Loans and Leases                                                          577,100         (3,309,244)
Purchases of Bank Premises and Equipment                                                         (93,027)           (61,898)
Proceeds from Disposal of Bank Premises and Equipment                                             33,260              6,714
Net Cash Paid in Acquisitions                                                                   (146,807)                 -
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                            2,165,987         (4,593,477)
===========================================================================================================================
Financing Activities
Increase in Transaction Account Deposits                                                       1,628,309             55,034
Decrease in Consumer Time Deposits                                                              (581,660)           (48,322)
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                             (5,131,436)         2,403,118
Increase in Federal Funds Borrowed                                                             2,126,580            653,113
Increase in Short-Term Bank Notes                                                                      -            922,600
Decrease in Other Short-Term Borrowings                                                         (777,398)          (461,090)
Proceeds from Issuance of Long-Term Debt and Notes                                             2,373,328          1,851,741
Proceeds from Issuance of Subordinated Bank Notes                                                      -            100,000
Repayment of Long-Term Debt                                                                   (1,248,752)        (1,368,683)
Payment of Cash Dividends                                                                       (228,979)          (213,051)
Exercise of Stock Options                                                                         62,908             26,753
Proceeds from Sale of Common Stock                                                                     -             10,881
Purchases of Stock                                                                                     -            (45,773)
Other                                                                                               (651)            21,697
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities                                           (1,777,751)         3,908,018
===========================================================================================================================
Decrease in Cash and Due from Banks                                                             (121,238)          (466,743)
Cash and Due from Banks at Beginning of Period                                                 1,706,538          1,892,244
---------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at End of Period                                                     $ 1,585,300          1,425,501
===========================================================================================================================


See Notes to Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                         ---------------------------------
($000's)                                                                                        2001              2000
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31                                                                   $ 6,662,412             5,562,795
Net Income                                                                                   428,507               512,244
Nonowner Changes in Equity, Net of Tax:
    Change in Unrealized Gains (Losses) on Securities Available for Sale                      56,909               (27,582)
--------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                    485,416               484,662
Cash Dividends Declared:
  Fifth Third Bancorp:
    Common Stock  (2001 - $.40 per share and 2000 - $.34 per share)                         (209,691)             (158,027)
    Preferred Stock                                                                             (185)                    -
Pooled Companies Prior to Acquisition:
    Common Stock                                                                             (50,872)              (56,221)
    Preferred Stock                                                                             (185)                 (370)
Stock Options Exercised including Treasury Shares Issued                                      62,908                26,753
Shares Purchased                                                                                   -               (45,773)
Stock Issued in Acquisitions and Other                                                       118,421                35,518
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30                                                                       $ 7,068,224           $ 5,849,337
==========================================================================================================================

See Notes to Consolidated Financial Statements

                             FINANCIAL INFORMATION
                             ---------------------

Item 1.  Notes to Condensed Consolidated Financial Statements
-------------------------------------------------------------

1. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of June 30, 2001 and 2000, the results of operations for the three and six months ended June 30, 2001 and 2000, the statements of cash flows for the six months ended June 30, 2001 and 2000 and the statements of changes in shareholders' equity for the six months ended June 30, 2001 and 2000. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant" or "Fifth Third"). The results of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Registrant's Annual Report on Form 10-K. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation. As described in note 2, the accompanying prior period Condensed Consolidated Financial Statements of the Registrant, have been restated to include the financial results of Old Kent.

2.       Business Combinations:
         ---------------------

         On January 2, 2001, the Registrant completed the acquisition of Resource Management, Inc., d.b.a. Maxus Investment Group ("Maxus"), an Ohio corporation. Maxus was a privately-held diversified financial services company that provides investment management and brokerage services, headquartered in Cleveland, Ohio. In connection with this acquisition, the Registrant issued 470,162 shares of Fifth Third common stock and paid $18,090,000 in cash for the outstanding capital stock of Maxus. This transaction was accounted for as a purchase transaction. The results of operations of Maxus have been included in the Condensed Consolidated Financial Statements of the Registrant since January 2, 2001. The pro forma prior period results are not material.

         On March 9, 2001, the Registrant completed the acquisition of Capital Holdings, Inc. ("Capital Holdings") and its subsidiary, Capital Bank N.A., headquartered in Sylvania, Ohio. At December 31, 2000, Capital Holdings had total assets of $1.1 billion and total deposits of $874 million. In connection with this acquisition, the Registrant issued 4,505,385 shares of Fifth Third common stock for the outstanding common shares of Capital Holdings. This transaction was tax-free and was accounted for as a pooling of interest. The accompanying prior period Condensed Consolidated Financial Statements of the Registrant have not been restated for Capital Holdings due to immateriality.

         On April 2, 2001, the Registrant completed the acquisition of Old Kent Financial Corporation ("Old Kent"), a publicly-traded financial holding company headquartered in Grand Rapids, Michigan. At December 31, 2000, Old Kent had total assets of $23.8 billion and total deposits of $17.4 billion. In connection with this acquisition, the Registrant issued

     -------------------------------------------------------------------------

     103,716,638 shares of Fifth Third common stock, 7,250 shares of Fifth Third series D convertible perpetual preferred stock and 2,000 shares of Fifth Third series E perpetual preferred stock to the shareholders of Old Kent. This transaction was tax-free and was accounted for as a pooling of interest. The accompanying prior period Condensed Consolidated Financial Statements of the Registrant, have been restated to include the financial results of Old Kent. Certain reclassifications were made to Old Kent's financial statements to conform presentation. The summarized operating results for the separate companies and the combined amounts presented in the condensed consolidated financial statements follow:


Three Months Ended March 31, 2001
----------------------------------------------------------------------------------------------------------------------------
($000's)                                                  Fifth Third                     Old Kent                  Combined
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                       $   392,935                     $195,469                $  588,404
Other Operating Income                                        292,492                      120,688                   413,180
Net Income                                                    244,304                       55,315                   299,619

Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
($000's)                                                   Fifth Third                    Old Kent                  Combined
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                       $   364,720                     $195,929                $  560,649
Other Operating Income                                        248,061                      117,336                   365,397
Net Income                                                    192,088                       55,685                   247,773

Six Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
($000's)                                                  Fifth Third                     Old Kent                  Combined
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                       $   728,164                     $387,545                $1,115,709
Other Operating Income                                        488,224                      233,024                   721,248
Net Income                                                    398,457                      113,787                   512,244


     The combined results are not necessarily indicative of the results that would have occurred had the acquisition been consummated in the past or which might be attained in the future.

     During the second quarter of 2001, the Registrant incurred merger-related costs totaling $254,666,000 ($209,530,000 after tax, or $.36 per diluted share) in connection with the Old Kent merger transaction. The significant components of the second quarter merger charge include employee-related costs of $72 million, professional fees of $45 million, credit quality charges of $35 million, duplicate facilities and equipment of $38 million, conversion costs of $32 million and $33 million of other merger-related costs (including losses incurred on the sales of Old Kent's subprime mortgage lending portfolio and small-ticket leasing portfolio in order to align Old Kent with the Registrant's asset liability management policies). As previously announced, additional merger-related charges will be incurred in the second half of fiscal 2001 as the Registrant completes the remaining conversions of Old Kent's Michigan operations, including headquarters and back-office functions in Grand Rapids and the remaining rationalization of Old Kent's mortgage banking business.

------------------------------------------------------------------------

     Employee-related costs include the severance packages negotiated with approximately 1,400 people (including all levels of the previous Old Kent organization from the executive management level to back office support staff) and the change-in-control payments made pursuant to pre-existing employment agreements. Employee-related payments made through June 30, 2001 totaled approximately $41 million, including payment to the approximate 400 people that have been terminated through June 30, 2001.

     Credit quality charges relate to conforming Old Kent commercial and consumer loans to the Registrant's credit policies. Specifically, these loans were conformed to the Registrant's credit rating and review systems as documented in the Registrant's credit policies. Commercial credit quality charges largely relate to Old Kent concentrations in real estate investment property lending and sub prime lending and their related collateral quality valuations as well as Old Kent's overall higher commercial lending authorities, as compared to the Registrant's standards. Consumer credit quality charges largely relate to the application of the Registrant's more conservative grading of high LTV loans and purchased home equity loan portfolios. Based on the conforming ratings, reserves were established based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluated the collectibility of both principal and interest in assessing the need for a loss accrual. During the second quarter of 2001, the Registrant charged-off $35 million in loans related to these factors.

     Duplicate facilities and equipment charges of $38 million largely include negotiated terminations of several office leases and writedowns of duplicative software.

     Conversion costs of $32 million include vendor contract termination costs related to certain application systems and the conversion of affiliates and banking centers in certain locations (including signage and all customer relationships).

3. For the first six months of 2001, the Registrant paid $1,328,890,000 in interest and paid $7,500,000 in Federal income taxes. For the same period in 2000, the Registrant paid $1,282,428,000 in interest and paid $96,444,000 in Federal income taxes. During the first six months of 2001 and 2000, the Registrant had noncash investing activities consisting of the securitization of $1,782,911,000 and $1,120,261,000 of residential mortgage loans, respectively.

4. Effective January 1, 2001, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. On the date the Registrant enters into a derivative contract, the Registrant designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative

------------------------------------------------------------------------

     instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within shareholders' equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income.

     For free-standing derivative instruments, changes in the fair values are reported in current period net income. Prior to entering a hedge transaction, the Registrant formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the fair value of the derivative instrument is recorded in net income.

     The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant uses as part of its interest rate risk management strategy include interest rate and principal only swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Principal only ("PO") swaps are total return swaps based on the underlying PO true value. Futures contracts are contracts that represent the obligation to buy or sell a predetermined amount of debt subject to the contracts specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. The Registrant also enters into foreign exchange contracts for the benefit of customers. By policy, the Registrant hedges the exposure of these free-standing derivatives entered into for the benefit of customers by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant's exposure to the replacement value of the contracts rather than the notional principal or contract amounts. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. The registrant will enter into interest rate swap agreements with commercial clients and an unconsolidated qualifying special purpose entity. The Registrant will hedge its interest rate exposure on these transactions by executing offsetting swap agreements with primary dealers.

     FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate long-term debt to floating-rate debt. The Registrant's practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the

     -------------------------------------------------------------------------

     desired asset/liability sensitivity and by interest rate levels. For the quarter ended June 30, 2001, the Registrant met certain criteria required to qualify for shortcut method accounting on its fair value hedges of this type. Based on this shortcut method accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swap are recorded as changes in the value of both swap and long term debt in the Condensed Consolidated Balance Sheet. Additionally, the Registrant enters into a combination of derivative instruments (PO swaps, floors, forward contracts and interest rate swaps) to hedge changes in fair value of its fixed rate mortgage servicing rights as it relates to changes in the benchmark rate.

     For the three and six months ended June 30, 2001, the Registrant recognized a gain of $2.3 million and a loss of $5.5 million, respectively, in noninterest income, which represents the ineffective portion of all fair value hedges on mortgage servicing rights. As of June 30, 2001, there were no instances of designated hedges no longer qualifying as fair value hedges. The Registrant has approximately $329.8 million of fair value hedges included in other assets in the June 30, 2001 Condensed Consolidated Balance Sheet.

     CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate liabilities to fixed rates. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. As of June 30, 2001, $1.6 million in deferred losses related to existing hedges were recorded in other comprehensive income. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. As of June 30, 2001, $1.6 million in deferred losses on derivative instruments included in other comprehensive income are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. Additionally, the Registrant enters into forward contracts to hedge the forecasted sale of its mortgage loans. For the three months ended June 30, 2001, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheet. For the three months ended June 30, 2001, there were no cash flow hedges that were discontinued related to forecasted transactions deemed not probable of occurring. The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those forecasted transactions related to the payments of variable interest in existing financial instruments, is five years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans. The Registrant has approximately $1.6 million of cash flow hedges related to floating-rate liabilities included in other short-term borrowings and $6.5 million of cash flow hedges related to loans held for sale included in other assets in the June 30, 2001 Condensed Consolidated Balance Sheet.

     FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts which primarily focus on providing derivative products to customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. Additionally, interest rate lock commitments issued on residential mortgage loans intended

     -------------------------------------------------------------------------

     to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The commitments and free-standing derivative instruments are marked to market and recorded as a component of mortgage banking noninterest income in the Condensed Consolidated Statement of Income. For the three and six months ended June 30, 2001, the Registrant recorded a gain of $4.9 million and $11 million, respectively, on foreign exchange contracts for customers and a gain of $2.9 million and $2.7 million, respectively on the net change in interest rate locks and forward contracts. The Registrant has approximately $2.6 million of free-standing derivatives related to customer transactions included in accrued income receivable and $3.8 million of free-standing derivatives related to interest rate locks included in other assets in the June 30, 2001 Condensed Consolidated Balance Sheet.

5. In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement is effective for transfers and servicing of financial assets occurring after March 31, 2001, with certain disclosure and reclassification requirements effective for financial statements for fiscal years ending after December 15, 2000. Included in SFAS No. 140, which replaced SFAS No. 125 of the same name, are the accounting and reporting standards related to securitizations and Qualifying Special Purpose Entities ("QSPE"). The adoption of SFAS No. 140 did not have a material effect on the Registrant.

6. On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. The Registrant has not yet determined the impact of adopting this standard.

     SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible asset balances at June 30, 2001 will be affected when the Registrant adopts the Statement. The Registrant has not yet determined the impact of adopting this standard.

     In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." This bulletin further clarifies the staff's view on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Registrant does not anticipate any material changes to its existing methodology as a result of adoption of this standard.

     -------------------------------------------------------------------------

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

     Total revenues exclude securities gains and losses. The Registrant did not allocate resources or assess the ongoing operating performance of acquired entities prior to acquisition. Therefore, financial information prior to acquisition is shown separately as acquired entities. Following acquisition, results of operations are included in the Registrant's segment information for the acquired entities.

     Results of operations and selected financial information by operating segment for the three and six months ended June 30, 2001 and 2000 are as follows:


Three Months Ended                                     Investment                              General
     June 30,                   Commercial    Retail    Advisory        Data       Acquired   Corporate
     ($000's)                    Banking     Banking    Services   Processing (a)  Entities   And Other   Eliminations (a)    Total
------------------------------------------------------------------------------------------------------------------------------------
      2001
Total Revenues                  $280,074     $466,051   $103,137    $86,535        $      -   $  99,787     $  (5,833)    $1,029,751
------------------------------------------------------------------------------------------------------------------------------------
Net Income                      $ 94,656     $114,386   $ 24,357    $23,859        $      -   $(128,370)    $     -       $  128,888
------------------------------------------------------------------------------------------------------------------------------------

      2000
Total Revenues                  $157,281     $315,601   $ 63,267    $60,672        $313,255   $  20,809     $  (4,689)    $  926,196
------------------------------------------------------------------------------------------------------------------------------------
Net Income                      $ 60,649     $102,865   $ 21,025    $18,921        $ 55,685   $ (11,372)    $     -       $  247,773
------------------------------------------------------------------------------------------------------------------------------------


Six Months Ended                                       Investment                              General
     June 30,                   Commercial    Retail    Advisory        Data       Acquired   Corporate
     ($000's)                    Banking     Banking    Services   Processing (a)  Entities   And Other   Eliminations (a)    Total
------------------------------------------------------------------------------------------------------------------------------------
       2001
Total Revenues                  $465,611     $785,182   $170,024    $158,971       $316,074   $142,679       $(11,525)    $2,027,016
------------------------------------------------------------------------------------------------------------------------------------
Net Income                      $165,256     $216,619   $ 43,286    $ 46,780       $ 55,315   $(98,749)      $   -        $  428,507
------------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets
(in millions)                   $ 20,099     $ 26,240   $  1,082    $    307       $   -      $ 22,106       $   -        $   69,834
------------------------------------------------------------------------------------------------------------------------------------

       2000
Total Revenues                  $310,247     $613,891   $125,633    $115,020       $620,991   $ 60,089       $ (8,854)    $1,837,017
------------------------------------------------------------------------------------------------------------------------------------
Net Income                      $122,013     $194,800   $ 39,878    $ 35,814       $113,787   $  5,952       $   -        $  512,244
------------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets
(in millions)                   $ 10,961     $ 15,415   $    479    $     92       $ 22,171   $ 17,777       $   -        $   66,895
------------------------------------------------------------------------------------------------------------------------------------

(a) Data Processing services revenues provided to the banking segments by MPS are eliminated in the Consolidated Statements of Income.

------------------------------------------------------------------------

8. The Registrant has elected to present the disclosures required by SFAS No. 130, "Reporting Comprehensive Income," in the Condensed Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity" represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments and related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the six months are as follows:

                                                                                                     Six Months Ended
                                                                                                         June 30,
($000's)                                                                                       2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
Reclassification Adjustments, Before Tax
-----------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains (Losses) Arising During Period                                     $97,577                 (43,612)
Reclassification Adjustment for (Gains) Losses Included in Net Income                         (7,107)                      60
-----------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                $90,470                 (43,552)
=============================================================================================================================

Related Tax Effects
-----------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains (Losses) Arising During Period                                     $35,698                 (15,985)
Reclassification Adjustment for (Gains) Losses Included in Net Income                          (2,137)                     15
-----------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                $33,561                 (15,970)
=============================================================================================================================

Reclassification Adjustments, Net of Tax
-----------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains (Losses) Arising During Period                                     $61,879                 (27,627)
Reclassification Adjustment for (Gains) Losses Included in Net Income                          (4,970)                     45
-----------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (Losses) on Securities Available for Sale                                $56,909                 (27,582)
=============================================================================================================================

Accumulated Nonowner Changes in Equity
-----------------------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding Gains (Losses) on
 Securities Available for Sale                                                                $28,012                (301,861)
Current Period Change                                                                          56,909                 (27,582)
-----------------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains (Losses) on Securities
 Available for Sale                                                                           $84,921                (329,443)
=============================================================================================================================

   -------------------------------------------------------------------------

9. The reconciliation of earnings per share to earnings per diluted share follows:

Three Months Ended June 30,                                    2001                                       2000
-------------------------------------------------------------------------------------------------------------------------------
                                                  Net         Average       Per-Share       Net          Average       Per-Share
($000's)                                        Income         Shares        Amount        Income         Shares         Amount
-------------------------------------------------------------------------------------------------------------------------------
EPS
Net Income                                     $128,888                                  $247,773
Less: Dividend on Preferred Stock                   185                                       185
-------------------------------------------------------------------------------------------------------------------------------
Income Available to Common Shareholders        $128,703       574,545         $0.22      $247,588        566,272          $0.44

Effect of Dilutive Securities
Stock Options                                                  10,965                                      7,860

Convertible Preferred Stock                         145           308                         145            308

Interest on 6% Convertible
  Subordinated Debentures due 2028,
  Net of Applicable Income Taxes                  1,640         4,416                       1,640          4,416
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Diluted Share
Income Available to Common Shareholders
   Plus Assumed Conversions                    $130,488       590,234         $0.22      $249,373        578,856          $0.43
===============================================================================================================================

Six Months Ended June 30,                                      2001                                       2000
-------------------------------------------------------------------------------------------------------------------------------
                                                  Net         Average       Per-Share       Net          Average      Per-Share
($000's)                                        Income         Shares        Amount        Income         Shares       Amount
-------------------------------------------------------------------------------------------------------------------------------
EPS
Net Income                                     $428,507                                  $512,244
Less: Dividend on Preferred Stock                   370                                       370
-------------------------------------------------------------------------------------------------------------------------------
Income Available to Common Shareholders        $428,137       572,873         $0.75      $511,874       566,025           $0.91

Effect of Dilutive Securities
Stock Options                                                  10,819                                     7,369

Convertible Preferred Stock                         290           308                         290           308

Interest on 6% Convertible
  Subordinated Debentures due 2028,
  Net of Applicable Income Taxes                  3,280         4,416                       3,280         4,416

--------------------------------------------------------------------------------------------------------------------------------
Earnings Per Diluted Share
Income Available to Common Shareholders
  Plus Assumed Conversions                     $431,707       588,416         $0.73      $515,444       578,118           $0.89
===============================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements which are a part of this filing.

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

Results of Operations
---------------------

The Registrant's operating earnings were $338.2 million for the second quarter of 2001 and $644.4 million for the first six months of 2001, up 14 percent and 11 percent, respectively, compared to $296.7 million and $578.5 million for the same periods last year. Operating earnings per diluted share were $.58 for the second quarter, up 12 percent over last year's $.52, and $1.10 for the first six months of 2001, up 9 percent from $1.01 for the same period last year.

Net interest income on a fully taxable equivalent basis for the second quarter of 2001 was $619.4 million, an 8 percent increase over $572.8 million for the same period last year, resulting principally from a 7.5 percent growth in average interest-earning assets and a 2 basis points ("bp") increase in net interest margin, from 3.74 percent during the second quarter of 2000 to 3.76 percent in the second quarter of 2001. For the six-month period, net interest income on a fully taxable equivalent basis increased to $1.2 billion, or 7 percent, from the $1.1 billion reported in the same period last year, resulting principally from a 7.5 percent growth in average interest-earning assets while net interest margin remained constant at 3.78 percent. The negative effect of a decline in the yield on average interest-earning assets of 60bp over second quarter 2000 and 20bp over the first six months of 2000, was offset by a decrease in funding costs of 55bp over second quarter 2000 and 10bp over the first six months of 2000. The decline in funding costs was primarily due to the repricing of borrowed funds and lower year-over-year deposit rates on existing accounts.

The provision for credit losses was $25.6 million in the 2001 second quarter compared to $35.3 million in the same period last year. Net charge-offs for the quarter were $42.1 million compared to $26 million in the 2000 second quarter and $48.4 million last quarter. Net charge-offs as a percent of average loans and leases outstanding increased 13bp to .39 percent from .26 percent in the same period last year. Nonperforming assets as a percentage of total loans, leases and other real estate owned was .44 percent at June 30, 2001 compared to
 .39 percent at June 30, 2000 and .52 percent last quarter. Underperforming assets were $316.3 million at June 30, 2001, or .76 percent of total loans, leases and other real estate owned, up 10bp compared to the

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

$271.6 million, or .66 percent, at June 30, 2000 and the $332.1 million or .77 percent last quarter.

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

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. These grades encompass ten categories that define a borrower's ability to repay their loan obligations.

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

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The overall decrease between periods in total non-performing and under-performing assets was somewhat offset as a result of the consideration of historical loss rates and did not materially affect the current period allowance. The overall decrease in loan and lease balances outstanding as of June 30, 2001, combined with the effect of securitizations, did, however, have a favorable impact on the current period allowance.

Total other operating income, excluding securities gains, increased 15 percent to $422 million compared to $365.5 million in the second quarter 2000, and increased to $830.9 million for the first six months of 2001, or 15 percent over the same period last year. Compared to the same periods in 2000, data processing income increased 32 percent, to $78.4 million in the 2001 second quarter and 32 percent, to $147.9 million, in the six-month period. Increases in electronic funds transfers ("EFT") and higher transaction volume from increased debit and ATM card usage, coupled with expansion of business-to-business e-commerce, contributed to the increase in data processing income.

Compared to the same periods in 2000, investment advisory income increased 14 percent to $80.4 million in the second quarter and 11 percent to $157.5 million in the six month period. These increases reflect strong growth in personal trust revenue and brokerage revenue on the strength of a more productive sales force and increased market activity. Service charges on deposits increased 21 percent over the same period last year and 18 percent for the six-month period primarily due to continued sales success in treasury management services and Retail and Commercial deposit campaigns. Other service charges and fees increased 22 percent over the same period last year, and 24 percent for the six-month period, primarily due to increases in loan origination fees across nearly all categories from continued strong loan demand. Compared to the same periods in 2000, for the second quarter and six months ended June 30, 2001, commercial banking fees increased 36 percent and 31 percent, credit card fees increased 22 percent and 18 percent, and loan and lease fees increased 31 percent and 23 percent, respectively.

Operating earnings include a nonrecurring pretax merger-related charge of $254.7 million and $72.8 million in the second quarter of 2001 and 2000, respectively, and $254.7 million and $99 million for the six months ended June 30, 2001 and 2000, respectively. These merger-related charges were incurred in connection with Fifth Thirds's integration of Old Kent in 2001 and Old Kent's integration of Grand Premier Financial, Inc. and Merchant Bancorp, Inc. in 2000. The merger-related charges incurred in 2001 consist of employee-related costs of $72 million, professional fees of $45 million, credit quality charges of $35 million, duplicate facilities and equipment of $38 million, conversion costs of $32 million and $33 million of other merger related costs. Excluding these merger related charges, the efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was
49.3 percent for the second quarter of 2001 and 48.7 percent for the 2001 six-month period. These ratios represent a slight decline from the 48.3 percent achieved in the second quarter of 2000 and an improvement over the 49.1 percent for the six months ended 2000. The slight decline in the second quarter efficiency ratio was primarily due to increased operating expenses partially offset by increased revenues, while the six month improvement was due to revenue growth outpacing expense increases. Total operating expenses, excluding the merger-related charges, increased to $513.1 million or 13 percent as compared to the second quarter of 2000 and increased 9 percent to $998.5 million as compared to the 2000 six-month period. Salaries, incentives and benefits increased 10 percent in the second quarter of 2001 and 6 percent during the six-month period as compared to 2000. Net occupancy expense increased 11 percent during the second quarter and 9 percent during the six-month period primarily due to rent expense incurred, while total other operating expenses increased 22 percent in the second quarter and 18 percent for the six-month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
------------------------

Financial Condition
-------------------

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $69.8 billion at June 30, 2001 compared to $69.7 billion at December 31, 2000 and $66.9 billion at June 30, 2000, an increase of .3 percent and 4 percent, respectively. On an operating basis, return on average equity was 18.9 percent and return on average assets was 1.89 percent for the second quarter of 2001 compared to 21.1 percent and 1.80 percent, respectively, for the same quarter of last year.

Net interest income growth continues to be fueled by interest-earning asset mix and growth and an increase in net interest margin. Average interest-earning assets increased to $66.2 billion for the second quarter of 2001, an increase of $4.6 billion, or 7 percent, over the same period last year and 2000 year-end. Average interest-earning assets increased primarily due to growth in commercial loans and leases and consumer loans and leases.

Transaction account deposits grew 17 percent, or $3.9 billion, over the same period last year and $2 billion, or 8 percent, over 2000 year-end. Deposits growth during the period is primarily attributable to the success of promotional campaigns emphasizing customer deposit accounts.

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

At June 30, 2001, shareholders' equity was $7.1 billion compared to $5.8 billion at June 30, 2000, an increase of $1.2 billion, or 21 percent. Shareholders' equity as a percentage of total assets as of June 30, 2001 was 10.12 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at June 30, 2001 and 2000. Estimated at June 30, 2001, the Registrant had a Tier 1 risk-based capital ratio of 11.69 percent, a total risk-based capital ratio of 13.77 percent and a leverage ratio of 9.28 percent. At June 30, 2000, the Registrant had a Tier 1 risk-based capital ratio of 11.22 percent, a total risk-based capital ratio of 13.21 percent and a leverage ratio of 9.08 percent.

Foreign Currency Exposure
-------------------------

At June 30, 2001 and 2000, the Registrant maintained foreign office deposits of $1.5 billion and $3.8 billion, respectively. These foreign deposits represent U.S. dollar denominated deposits in our foreign branch located in the Cayman Islands. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. By policy, the Registrant enters into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward shock to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 2.22 percent over one year and decrease by .86 percent over two years. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.95 percent over one year and decrease net interest income by an estimated 4.49 percent over two years. For further discussion of the Registrants' market risk see the Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Market Risk, included in the Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  List of Exhibits

          (3)(i) Amended Articles of Incorporation, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

          (3)(ii) Code of Regulations, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(b)  Reports on Form 8-K

          The Registrant filed a report on Form 8-K dated April 4, 2001 related to 1) the consummation of the merger of Old Kent Financial Corporation with and into Fifth Third Financial Corporation, a wholly-owned subsidiary of Fifth Third Bancorp and 2) to include Old Kent's audited financial information for each of the three years in the period ended December 31, 2000.

          The Registrant filed a report on Form 8-K/A dated April 17, 2001 related to the consummation of the merger of Old Kent Financial Corporation with and into Fifth Third Financial Corporation, a wholly-owned subsidiary of Fifth Third Bancorp. This report stated that unaudited pro forma financial information for this transaction through March 31, 2001 would be filed by an amendment.

-----------------------------------------------------

          The Registrant filed a report on Form 8-K dated June 1, 2001 related to 1) quarterly and annual unaudited condensed financial statements and supplemental financial data that include the effect of the Registrant's acquisition of Old Kent Financial Corporation; and 2) Regulation FD Disclosures to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

          The Registrant filed a report on Form 8-K/A dated June 15, 2001 related to 1) the consummation of the merger of Old Kent Financial Corporation with and into Fifth Third Financial Corporation, a wholly-owned subsidiary of Fifth Third Bancorp, previously reported in Fifth Third Bancorp's Current Report on Form 8-K filed with the SEC on April 4, 2001 and amended on April 17, 2001 and 2) to include unaudited pro forma financial information for this transaction through March 31, 2001.




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

                                             Fifth Third Bancorp
                                             -------------------
                                             Registrant

Date: August 14, 2001                        /s/ Neal E. Arnold
                                             ------------------
                                             Neal E. Arnold
                                             Executive Vice President and
                                             Chief Financial Officer