Form 10-Q
period 2001-09-30
FIFTH THIRD BANCORP
filed 2001-11-14
CIK 35527

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended September 30, 2001
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

                               Yes  X     No____
                                   ---

There were 577,809,055 shares of the Registrant's Common Stock, without par value, outstanding as of October 31, 2001.

                              FIFTH THIRD BANCORP

                                     INDEX

Part I.  Financial Information
  Item 1.  Financial Statement

           Condensed Consolidated Balance Sheets -
           September 30, 2001 and 2000 and December 31, 2000                              3

           Condensed Consolidated Statements of Income -
           Three and Nine Months Ended September 30, 2001 and 2000                        4

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2001 and 2000                                  5

           Condensed Consolidated Statements of Changes in Shareholders' Equity -
           Nine Months Ended September 30, 2001 and 2000                                  6

           Notes to Condensed Consolidated Financial Statements                      7 - 16

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                            17 - 21

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    22

Part II.  Other Information                                                              23

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                              September 30,          December 31,         September 30,
($000's)                                                           2001                  2000                 2000
--------------------------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                                           $  1,446,136             1,706,538            1,433,887
Securities Available for Sale (a)                                   20,952,183            19,028,803           18,239,166
Securities Held to Maturity (b)                                         16,738               552,563              606,872
Other Short-Term Investments                                           466,746               232,524              245,005
Loans Held for Sale                                                  1,864,214             1,654,996            1,372,259
Loans and Leases
    Commercial Loans                                                10,682,686            10,674,980           10,465,746
    Construction Loans                                               3,336,839             3,222,553            2,864,285
    Commercial Mortgage Loans                                        6,248,635             6,226,839            6,067,467
    Commercial Lease Financing                                       2,983,570             3,158,436            2,984,106
    Residential Mortgage Loans                                       4,671,937             5,635,286            6,189,003
    Consumer Loans                                                  12,372,202            11,551,102           10,926,002
    Consumer Lease Financing                                         1,813,334             3,006,942            3,030,265
    Unearned Income                                                   (873,400)             (945,748)          (1,068,768)
    Reserve for Credit Losses                                         (616,608)             (609,340)            (607,836)
--------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                              40,619,195            41,921,050           40,850,270
Bank Premises and Equipment                                            826,173               803,793              809,478
Accrued Income Receivable                                              593,645               558,695              518,547
Other Assets                                                         3,333,146             3,199,377            2,807,427
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                      $ 70,118,176            69,658,339           66,882,911
--------------------------------------------------------------------------------------------------------------------------
Liabilities
--------------------------------------------------------------------------------------------------------------------------
Deposits
    Demand                                                        $  7,781,894             7,152,381            6,280,460
    Interest Checking                                               11,436,884            10,319,753            9,469,969
    Savings and Money Market                                         7,911,666             6,914,353            6,537,491
    Time Deposits                                                   18,442,284            23,972,954           19,944,789
--------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                      45,572,728            48,359,441           42,232,709
Federal Funds Borrowed                                               2,246,652             2,178,703            4,381,259
Short-Term Bank Notes                                                   14,100                     -            2,900,536
Other Short-Term Borrowings                                          4,625,522             4,166,261            2,842,613
Accrued Taxes, Interest and Expenses                                 2,332,449             1,694,965            1,461,946
Other Liabilities                                                      791,229               358,414              262,283
Long-Term Debt                                                       6,957,334             6,065,643            6,591,390
Guaranteed Preferred Beneficial Interests in
    Convertible Subordinated Debentures                                172,500               172,500              172,500
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                   62,712,514            62,995,927           60,845,236
--------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------------
Common Stock (c)                                                     1,282,980             1,263,538            1,258,300
Preferred Stock (d)                                                      9,250                 9,250                9,250
Capital Surplus                                                      1,317,501             1,143,959            1,094,937
Retained Earnings                                                    4,571,373             4,226,047            4,038,491
Unrealized Gains (Losses) on Securities
    Available for Sale                                                 237,945                28,012             (198,531)
Deferred Compensation                                                        -                (2,727)                   -
Treasury Stock                                                         (13,387)               (5,667)            (164,772)
--------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                           7,405,662             6,662,412            6,037,675
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                        $ 70,118,176            69,658,339           66,882,911
--------------------------------------------------------------------------------------------------------------------------

(a) Amortized cost: September 30, 2001 - $20,542,514 December 31 ,2000 - $18,986,346 and September 30, 2000 - $18,531,779.
(b) Market values: September 30, 2001 - $16,738, December 31, 2000 - $557,275
    and September 30, 2000 - $599,363.
(c) Common Shares: Stated value $2.22 per share; authorized at September 30, 2001 - 1,300,000,000, December 31, 2000 and September 30, 2000 -
    650,000,000; outstanding at September 30, 2001 -577,668,069 (excludes
    250,663 of treasury shares), December 31, 2000 -569,056,843 (excludes 104,455 treasury shares) and September 30, 2000 -563,201,628 (excludes 3,600,000 treasury shares).
(d) 490,750 shares of no par value preferred stock are authorized of which none had been issued as of September 30, 2001; 7,250 shares of 8.00% Series D convertible perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding at September 30, 2001; 2,000 shares of 8.00% Series E perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding at September 30, 2001.

See Notes to Condensed Consolidated Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

----------------------------------------------------------------------------------------------  ------------------------------
                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                ------------------------------  ------------------------------
($000's except per share)                                           2001            2000            2001            2000
----------------------------------------------------------------------------------------------  ------------------------------
Interest Income
Interest and Fees on Loans and Leases                             $   819,889         928,880     $ 2,678,859       2,641,494
Interest on Securities
    Taxable                                                           317,249         325,677         904,520         948,490
    Exempt from Income Taxes                                           16,167          18,448          50,930          55,779
----------------------------------------------------------------------------------------------  ------------------------------
Total Interest on Securities                                          333,416         344,125         955,450       1,004,269
Interest on Other Short-Term Investments                                2,198           2,595           8,800           9,572
----------------------------------------------------------------------------------------------  ------------------------------
Total Interest Income                                               1,155,503       1,275,600       3,643,109       3,655,335
----------------------------------------------------------------------------------------------  ------------------------------
Interest Expense
Interest on Deposits
    Interest Checking                                                  75,568          81,741         246,487         229,117
    Savings and Money Market                                           51,206          57,761         167,147         167,368
    Time Deposits                                                     244,639         334,315         836,326         929,991
----------------------------------------------------------------------------------------------  ------------------------------
Total Interest on Deposits                                            371,413         473,817       1,249,960       1,326,476
Interest on Federal Funds Borrowed                                     29,941          76,017         139,972         234,277
Interest on Short-Term Bank Notes                                          62          16,676              62          61,590
Interest on Other Short-Term Borrowings                                37,856          51,667         176,563         146,457
Interest on Long-Term Debt                                            108,276          90,418         272,476         203,821
----------------------------------------------------------------------------------------------  ------------------------------
Total Interest Expense                                                547,548         708,595       1,839,033       1,972,621
----------------------------------------------------------------------------------------------  ------------------------------
Net Interest Income                                                   607,955         567,005       1,804,076       1,682,714
Provision for Credit Losses                                            47,509          26,834         139,066          94,127
Merger-Related Provision for Credit Losses                                  -               -          35,437          12,000
----------------------------------------------------------------------------------------------  ------------------------------
Net Interest Income After Provision for Credit Losses                 560,446         540,171       1,629,573       1,576,587
Other Operating Income
Data Processing Income                                                 86,038          64,627         233,974         176,832
Service Charges on Deposits                                            94,629          78,384         264,329         221,750
Mortgage Banking Revenue                                              (28,047)         62,731          85,575         191,648
Investment Advisory Income                                             75,902          68,889         233,426         210,658
Other Service Charges and Fees                                        163,927          97,901         406,040         292,952
Securities Gains                                                        3,232             420          10,339             360
Securities Gains - Non-Qualifying Hedges on Mortgage Servicing         69,673               -          69,673               -
----------------------------------------------------------------------------------------------  ------------------------------
Total Other Operating Income                                          465,354         372,952       1,303,356       1,094,200
----------------------------------------------------------------------------------------------  ------------------------------
Operating Expenses
Salaries, Wages and Incentives                                        210,271         194,204         629,700         582,593
Employee Benefits                                                      38,948          35,006         115,765         116,459
Equipment Expenses                                                     20,557          24,990          64,188          74,842
Net Occupancy Expenses                                                 35,872          34,158         109,519         101,548
Other Operating Expenses                                              184,157         168,399         569,105         493,910
Merger-Related Charges                                                129,366               -         348,595          86,973
----------------------------------------------------------------------------------------------  ------------------------------
Total Operating Expenses                                              619,171         456,757       1,836,872       1,456,325
----------------------------------------------------------------------------------------------  ------------------------------
Income Before Income Taxes                                            406,629         456,366       1,096,057       1,214,462
Applicable Income Taxes                                               127,027         146,686         381,167         392,538
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            279,602         309,680         714,890         821,924
Cumulative Effect of Change in Accounting
     Principle, Net of Tax                                                  -               -           6,781               -
Dividend on Preferred Stock                                               185             185             555             555
----------------------------------------------------------------------------------------------  ------------------------------
Net Income Available to Common Shareholders                       $   279,417         309,495     $   707,554         821,369
----------------------------------------------------------------------------------------------  ------------------------------
Per Share:
    Earnings                                                      $      0.48            0.55     $      1.23            1.46
    Diluted Earnings                                              $      0.47            0.54     $      1.21            1.43
    Cash Dividends                                                $      0.20            0.18     $      0.60            0.52
----------------------------------------------------------------------------------------------  ------------------------------
Average Shares (000's):
    Outstanding                                                       577,252         565,440         574,349         565,831
    Diluted                                                           593,762         578,444         590,190         578,183
----------------------------------------------------------------------------------------------  ------------------------------

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

==========================================================================================================================
                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                          ---------------------------------
($000's)                                                                                        2001              2000
==========================================================================================================================
Operating Activities
Net Income                                                                                 $        714,890        821,924
Adjustments to Reconcile Net Income to Net Cash Provided by
          Operating Activities:
    Provision for Credit Losses                                                                     139,066         94,127
    Cumulative Effect of Change in Accounting Principle, Net of Tax                                  (6,781)             -
    Depreciation, Amortization and Accretion                                                        163,555        132,375
    Provision for Deferred Income Taxes                                                             122,173        136,649
    Realized Securities Gains                                                                       (14,805)        (2,862)
    Realized Securities Gains - Non-Qualifying Hedges on Mortgage Servicing                         (70,760)             -
    Realized Securities Losses                                                                        4,466          2,502
    Realized Securities Losses - Non-Qualifying Hedges on Mortgage Servicing                          1,087              -
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                               6,332,424      9,046,483
    Net Gain on Sales of Loans                                                                     (154,204)      (125,115)
    Increase in Residential Mortgage Loans Held for Sale                                         (6,378,564)    (9,213,534)
    Increase in Accrued Income Receivable                                                           (29,254)       (51,002)
    Increase in Other Assets                                                                        (61,064)      (227,494)
    Increase in Accrued Taxes, Interest and Expenses                                                378,597        240,268
    Increase (Decrease) in Other Liabilities                                                        390,122        (70,149)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                         1,530,948        784,172
==========================================================================================================================
Investing Activities
Proceeds from Sales of Securities Available for Sale                                              7,386,252      4,855,347
Proceeds from Calls, Paydowns and Maturities of Securities Available for Sale                     9,987,577      1,530,996
Purchases of Securities Available for Sale                                                      (16,721,457)    (7,649,604)
Proceeds from Calls, Paydowns and Maturities of Securities Held to Maturity                          16,951         57,871
Purchases of Securities Held to Maturity                                                                  -        (12,339)
Decrease (Increase) in Other Short-Term Investments                                                (234,222)       142,870
Decrease (Increase) in Loans and Leases                                                             579,217     (3,527,270)
Purchases of Bank Premises and Equipment                                                           (132,846)       (85,103)
Proceeds from Disposal of Bank Premises and Equipment                                                42,272          7,664
Net Cash Paid In Acquisitions                                                                      (146,807)             -
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                                 776,937     (4,679,568)
==========================================================================================================================
Financing Activities
Increase (Decrease) in Transaction Account Deposits                                               2,406,815       (108,489)
Increase (Decrease) in Consumer Time Deposits                                                    (1,089,200)        11,517
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                                (4,933,359)       473,876
Increase in Federal Funds Borrowed                                                                   17,134      1,137,918
Increase in Short-Term Bank Notes                                                                    14,100      1,083,136
Increase (Decrease) in Other Short-Term Borrowings                                                  412,643     (2,192,393)
Proceeds from Issuance of Long-Term Debt                                                          3,673,213      5,189,968
Proceeds from Issuance of Subordinated Bank Notes                                                         -        249,774
Repayment of Long-Term Debt                                                                      (2,807,920)    (1,955,125)
Payment of Cash Dividends                                                                          (344,849)      (320,579)
Exercise of Stock Options                                                                            96,225         35,549
Proceeds from Sale of Common Stock                                                                        -         16,704
Purchases of Stock                                                                                  (14,696)      (214,964)
Other                                                                                                 1,607         30,147
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities                                              (2,568,287)     3,437,039
==========================================================================================================================
Decrease in Cash and Due from Banks                                                                (260,402)      (458,357)
Cash and Due from Banks at Beginning of Period                                                    1,706,538      1,892,244
--------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at End of Period                                                   $      1,446,136      1,433,887
==========================================================================================================================

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)


==========================================================================================================================
                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                    --------------------------------------
($000's)                                                                                     2001                2000
==========================================================================================================================
Balance at December 31                                                                     $ 6,662,412        $ 5,562,795
Net Income                                                                                     708,109            821,924
Nonowner Changes in Equity, Net of Tax:
    Change in Unrealized Gains on Securities Available for Sale                                209,933            103,330
-------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                      918,042            925,254
Cash Dividends Declared:
  Fifth Third Bancorp:
    Common Stock  (2001 - $.60 per share and 2000 - $.52 per share)                           (325,572)          (241,135)
    Preferred Stock                                                                               (370)                 -
  Pooled Companies Prior to Acquisition:
    Common Stock                                                                               (50,872)           (85,584)
    Preferred Stock                                                                               (185)              (555)
Stock Options Exercised including Treasury Shares Issued                                        96,225             35,549
Shares Purchased                                                                               (14,696)          (214,964)
Stock Issued in Acquisitions and Other                                                         120,678             56,315
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                    $ 7,405,662        $ 6,037,675
=========================================================================================================================

See Notes to Condensed Consolidated Financial Statements

                             FINANCIAL INFORMATION
                             ---------------------

Item 1.  Notes to Condensed Consolidated Financial Statements
-------------------------------------------------------------

1.  In the opinion of management, the unaudited Condensed Consolidated
    Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial position as of September 30, 2001 and 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, the statements of cash flows for the nine months ended September 30, 2001 and 2000 and the statement of changes in shareholders' equity for the nine months ended September 30, 2001 and 2000. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant" or "Fifth Third"). The results of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Registrant's Annual Report on Form 10-K. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation. As described in Note 2, the accompanying prior period Condensed Consolidated Financial Statements of the Registrant have been restated to include the financial results of Old Kent Financial Corporation ("Old Kent").

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

    On April 2, 2001, the Registrant completed the acquisition of Old Kent, a publicly-traded financial holding company headquartered in Grand Rapids, Michigan. At December 31, 2000, Old Kent had total assets of $23.8 billion

-------------------------------------------------------------------------

    and total deposits of $17.4 billion. In connection with this acquisition, the Registrant issued 103,716,638 shares of Fifth Third common stock, 7,250 shares of Fifth Third Series D convertible perpetual preferred stock and 2,000 shares of Fifth Third Series E perpetual preferred stock to the Shareholders of Old Kent. This transaction was tax-free and was accounted for as a pooling of interest. The accompanying prior period Condensed Consolidated Financial Statements of the Registrant have been restated to include the financial results of Old Kent. Certain reclassifications were made to Old Kent's financial statements to conform presentation. The summarized operating results for the separate companies and the combined amounts presented in the Condensed Consolidated Financial Statements follow:

Three Months Ended March 31, 2001
--------------------------------------------------------------------------------------------------

($000's)                                                 Fifth Third     Old Kent     Combined
--------------------------------------------------------------------------------------------------
Net Interest Income                                      $  392,935      $195,469    $  588,404

Other Operating Income                                      292,492       120,688       413,180

Net Income Available to Common
Shareholders                                                244,304        55,130       299,434

Three Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------

($000's)                                                 Fifth Third     Old Kent     Combined
-------------------------------------------------------------------------------------------------
Net Interest Income                                      $  370,994      $196,011    $  567,005

Other Operating Income                                      254,378       118,574       372,952

Net Income Available to Common
Shareholders                                                228,026        81,469       309,495

Nine Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------

($000's)                                                 Fifth Third     Old Kent     Combined
-------------------------------------------------------------------------------------------------
Net Interest Income                                      $1,099,158     $583,556     $1,682,714

Other Operating Income                                      742,602      351,598      1,094,200

Net Income Available to Common
Shareholders
                                                            626,483      194,886        821,369

    The combined results are not necessarily indicative of the results that would have occurred had the acquisition been consummated in the past or which might be attained in the future.

    During 2001, the Registrant incurred merger-related charges totaling $384,032,000 ($293,618,000 after tax, or $.50 per diluted share) in connection with the Old Kent merger transaction. The significant components of the merger charge include employee-related

-------------------------------------------------------------------------

     charges of $77.4 million, professional fees of $45.8 million, credit quality charges of $35.4 million, duplicate facilities and equipment of $63.7 million, conversion costs of $70.8 million, divestitures and shutdown charges of $78.9 million (including losses incurred on the sale of Old Kent's east and west coast mortgage business and losses incurred on the sale of Old Kent's subprime mortgage lending portfolio and small-ticket leasing portfolio in order to align Old Kent with the Registrant's asset liability management policies) and other merger-related charges of $12 million.

     Employee-related costs include the severance packages negotiated with approximately 1,400 people (including all levels of the previous Old Kent organization from the executive management level to back office support staff) and the change-in-control payments made pursuant to pre-existing employment agreements. Employee-related payments made through September 30, 2001 totaled approximately $48.8 million, including payment to the approximate 970 people that have been terminated through September 30, 2001.

     Credit quality charges relate to conforming Old Kent commercial and consumer loans to the Registrant's credit policies. Specifically, these loans were conformed to the Registrant's credit rating and review systems as documented in the Registrant's credit policies. Commercial credit quality charges largely relate to Old Kent concentrations in real estate investment property lending and sub prime lending and their related collateral quality valuations as well as Old Kent's overall higher commercial lending authorities, as compared to the Registrant's standards. Consumer credit quality charges largely relate to the application of the Registrant's more conservative grading of high LTV loans and purchased home equity loan portfolios. Based on the conforming ratings, reserves were established based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluated the collectibility of both principal and interest in assessing the need for a loss accrual. During the second quarter of 2001 the Registrant charged-off $35.4 million in loans related to these factors.

     Duplicate facilities and equipment charges of $63.7 million largely include the sale of the six branches required to be divested as a condition for regulatory approval of the merger, negotiated terminations of several office leases and writedowns of duplicative equipment and software.

     Conversion costs of $70.8 million include vendor contract termination costs related to certain application systems and the conversion of new affiliates and banking centers (including signage and all customer relationships).

     On October 31, 2001, the Registrant completed the acquisition of USB, Inc.
     (USB) and its subsidiaries. USB was a privately-held company that provides payment processing services for agent banks and small and medium-sized merchants. This transaction will be accounted for as a purchase transaction. Earlier in fiscal 2001, the Registrant had purchased 49% of USB'S outstanding common and preferred stock. The consolidated results of USB will be included in the financial statements of the Registrant beginning on October 31, 2001.

3. For the first nine months of 2001, the Registrant paid $1,912,407,000 in interest and $74,194,000 in Federal income taxes. For the same period in 2000, the Registrant paid $1,957,869,000 in interest and paid $125,950,000 in Federal income taxes. During the first nine months of 2001 and 2000, the Registrant had noncash investing activities consisting of the securitization of $2,818,324,000 and $1,436,359,000 of residential mortgage and consumer loans, respectively.

-------------------------------------------------------------------------

4. Effective January 1, 2001, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. On the date the Registrant enters into a derivative contract, the Registrant designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within shareholders' equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income.

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

     The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant uses as part of its interest rate risk management strategy include interest rate and principal only swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Principal only ("PO") swaps are total return swaps based on changes in value of an underlying PO trust. Futures contracts are contracts that represent the obligation to buy or sell a predetermined amount of debt subject to the contracts specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. The Registrant also enters into foreign exchange contracts for the benefit of customers. By policy, the Registrant hedges the exposure of these free-standing derivatives entered into for the benefit of customers by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that

-------------------------------------------------------------------------

     are generally settled daily. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant's exposure to the replacement value of the contracts rather than the notional principal or contract amounts. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. The Registrant will enter into interest rate swap agreements with commercial clients and an unconsolidated qualifying special purpose entity. The Registrant will hedge its interest rate exposure on these transactions by executing offsetting swap agreements with primary dealers.

     FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate long-term debt to floating-rate debt. The Registrant's practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and by interest rate levels. For the quarter ended September 30, 2001, the Registrant met certain criteria required to qualify for shortcut method accounting on its fair value hedges of this type. Based on this shortcut method accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both swap and long term debt. The Registrant has approximately $23.7 million of fair value hedges included in other assets in the September 30, 2001 Condensed Consolidated Balance Sheet.

     As of September 30, 2001, there were no instances of designated hedges no longer qualifying as fair value hedges.

     CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate liabilities to fixed rates. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. As of September 30, 2001, $27.6 million in deferred losses related to existing hedges were recorded in other comprehensive income. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. As of September 30, 2001, $27.6 million in deferred losses on derivative instruments included in other comprehensive income are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. Additionally, the Registrant enters into forward contracts to hedge the forecasted sale of its mortgage loans. For the quarter ended September 30, 2001, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheet. For the quarter ended September 30, 2001, there were no cash flow hedges that were discontinued related to forecasted transactions deemed not probable of occurring. The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those forecasted transactions related to the payments of variable interest in existing financial instruments, is five years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans. The Registrant has

     -----------------------------------------------------------------------

     approximately $27.6 million of cash flow hedges related to the floating-rate liabilities included in other short-term borrowings and $8 million of cash flow hedges related to loans held for sale included in other assets in the September 30, 2001 Condensed Consolidated Balance Sheet.

     FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts which primarily focus on providing derivative products to customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. Additionally, the Registrant enters into a combination of free-standing derivative instruments (PO swaps, floors, forward contracts and interest rate swaps) to hedge changes in fair value of its fixed rate mortgage servicing rights portfolio. The commitments and free-standing derivative instruments are marked to market and recorded as a component of mortgage banking noninterest income in the Condensed Consolidated Statement of Income. For the three and nine months ended September 30, 2001, the Registrant recorded gains of $6.1 million and $17.2 million, respectively, on foreign exchange contracts for customers, gains of $.5 million and $2.8 million, respectively, on the net change in interest rate locks and forward contracts and gains of $17.9 million and $12.4 million, respectively, on free-standing derivatives related to mortgage servicing rights. The Registrant has approximately $3 million of free-standing derivatives related to customer transactions included in accrued income receivable and $28.2 million of free-standing derivatives related to interest rate locks and mortgage servicing rights included in other assets in the September 30, 2001 Condensed Consolidated Balance Sheet.

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

6. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be

-------------------------------------------------------------------------

     examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Registrant adopts the Statement. The Registrant is currently in the process of finalizing the impact of implementation of the new FASB pronouncements concerning goodwill and other intangible assets. Fifth Third currently has approximately $550 million of unamortized goodwill that generates approximately $13 million in quarterly pretax amortization expense. Pending final implementation guidance, other related interpretations, and the determination of any newly identified intangible assets, Fifth Third expects the quarterly diluted earnings per share impact to be minimal and in the range of approximately $.01 to $.02 per share.

7. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." This bulletin further clarifies the staff's view on the development, documentation and application of a systematic methodology for determining allowances for loans and lease losses in accordance with generally accepted accounting principles. The Registrant did not experience any material changes to its existing methodology as a result of adoption of this bulletin.

8. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this standard is not expected to have a material effect on the Registrant's Condensed Consolidated Financial Statements.

9. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets." This Statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of a long-lived asset. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends ARB No. 51, "Consolidated Financial Statements." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Registrant has not yet determined the impact of adopting this standard.

10. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Registrant has determined its principal segments to be retail banking, commercial banking, investment advisory services and data processing. Retail banking provides a full range of deposit products and consumer loans and leases. Commercial banking offers services to business, government and professional customers. Investment advisory services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Data processing, through Midwest Payment Systems ("MPS"), provides electronic funds transfer ("EFT") services, merchant transaction processing, operates the Registrant's Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General corporate and

     -------------------------------------------------------------------------

     other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

     Total revenues exclude securities gains and losses. Results of operations and selected financial information by operating segment for the three and nine months ended September 30, 2001 and 2000 are as follows:


Three Months Ended                                        Investment                     General
  September 30,                   Commercial    Retail     Advisory        Data         Corporate
   ($000's)                        Banking      Banking    Services    Processing (a)   And Other   Eliminations (a)    Total
---------------------------------------------------------------------------------------------------------------------------------
    2001
Total Revenues                    $ 302,561     $399,734  $  98,193    $   89,965      $  116,205   $   (6,254)       $1,000,404
---------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Available
 to Common Shareholders           $ 123,467     $143,495  $  27,011    $   32,043      $  (46,599)  $        -        $  279,417
---------------------------------------------------------------------------------------------------------------------------------
    2000
Total Revenues                    $ 257,647     $385,588  $  82,525    $   69,632      $  149,728   $   (5,583)       $  939,537
---------------------------------------------------------------------------------------------------------------------------------
Net Income Available to
Common Shareholders               $ 107,187     $124,557  $  21,526    $   23,935      $   32,290   $        -        $  309,495
---------------------------------------------------------------------------------------------------------------------------------

Nine Months Ended                                          Investment                    General
 September 30,                   Commercial     Retail     Advisory        Data        Corporate
   ($000's)                       Banking      Banking     Services   Processing (a)   And Other    Eliminations (a)    Total
---------------------------------------------------------------------------------------------------------------------------------
    2001
Total Revenues                   $  844,409   $1,355,646  $ 298,891   $   251,757     $   294,496  $   (17,779)      $ 3,027,420
---------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Available
 to Common Shareholders          $  324,980   $  408,984  $  74,146   $    80,815     $  (181,371) $         -       $   707,554
---------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets              $   19,453   $   22,660  $   1,194   $       265     $    26,546  $         -       $    70,118
 (in millions)
    2000
Total Revenues                   $  736,938   $1,168,752  $ 253,021   $   189,242     $   443,038  $   (14,437)      $ 2,776,554
---------------------------------------------------------------------------------------------------------------------------------
Net Income Available to
Common Shareholders              $  290,076   $  374,576  $  68,585   $    64,339     $    23,793  $         -       $   821,369
---------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets              $   18,338   $   20,677  $     907   $       114     $    26,847  $         -       $    66,883
(in millions)
---------------------------------------------------------------------------------------------------------------------------------

(a) Data Processing services revenues provided to the banking segments by MPS are eliminated in the Condensed Consolidated Statements of Income.

-------------------------------------------------------------------------

11. The Registrant has elected to present the disclosures required by SFAS No. 130, "Reporting Comprehensive Income," in the Condensed Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity" represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the nine months are as follows:

                                                                                           Nine Months Ended
                                                                                             September 30,
($000's)                                                                              2001                 2000
------------------------------------------------------------------------------------------------------------------
Reclassification Adjustments, Before Tax
------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                     $377,551              149,484
Reclassification Adjustment for Gains Included in Net Income                          (10,339)                (360)
------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains on Securities Available for Sale                                $367,212              149,124
------------------------------------------------------------------------------------------------------------------

Related Tax Effects
------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                     $161,058               45,937
Reclassification Adjustment for Gains Included in Net Income                           (3,779)                (143)
------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains on Securities Available for Sale                                $157,279               45,794
------------------------------------------------------------------------------------------------------------------

Reclassification Adjustments, Net of Tax
------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gains Arising During Period                                     $216,493              103,547
Reclassification Adjustment for Gains Included in Net Income                           (6,560)                (217)
------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains on Securities Available for Sale                                $209,933              103,330
------------------------------------------------------------------------------------------------------------------

Accumulated Nonowner Changes in Equity
------------------------------------------------------------------------------------------------------------------
Beginning Balance-Unrealized Holding Gains (Losses) on
 Securities Available for Sale                                                       $ 28,012             (301,861)
Current Period Change                                                                 209,933              103,330
------------------------------------------------------------------------------------------------------------------
Ending Balance-Unrealized Holding Gains (Losses) on Securities
 Available for Sale                                                                  $237,945             (198,531)
------------------------------------------------------------------------------------------------------------------

     -------------------------------------------------------------------------

12. The reconciliation of earnings per share to earnings per diluted share follows:


Three Months Ended September 30,                             2001                                       2000
-------------------------------------------------------------------------------------------------------------------------------
                                               Net         Average       Per-Share        Net          Average      Per-Share
($000's except per share)                    Income         Shares        Amount        Income          Shares       Amount
-------------------------------------------------------------------------------------------------------------------------------
EPS
Net Income                                 $ 279,602                                  $ 309,680
Less: Dividends on Preferred Stock               185                                        185
-------------------------------------------------------------------------------------------------------------------------------
Income Available to Common
 Shareholders                              $ 279,417       577,252       $   .48      $ 309,495        565,440      $  .55

Effect of Dilutive Securities
Stock Options                                               11,786                                       8,280

Convertible Preferred Stock                      145           308                          145            308

Interest on 6% Convertible
  Subordinated Debentures due 2028,
    Net of Applicable Income Taxes             1,640         4,416                        1,640          4,416
--------------------------------------------------------------------------------------------------------------------------
Earnings Per Diluted Share
Income Available to Common Shareholders
  Plus Assumed Conversions                 $ 281,202       593,762       $   .47      $ 311,280        578,444      $  .54
--------------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30,                             2001                                       2000
-------------------------------------------------------------------------------------------------------------------------------
                                               Net         Average       Per-Share        Net          Average      Per-Share
($000's EXCEPT PER SHARE)                    Income         Shares        Amount        Income          Shares       Amount
-------------------------------------------------------------------------------------------------------------------------------
EPS
Net Income                                 $ 708,109                                  $ 821,924
Less:  Dividends on Preferred Stock              555                                        555
-------------------------------------------------------------------------------------------------------------------------------
Income Available to Common Shareholders    $ 707,554       574,349       $  1.23      $ 821,369        565,831      $ 1.46

Effect of Dilutive Securities
Stock Options                                               11,117                                       7,628

Convertible Preferred Stock                      435           308                          435            308

Interest on 6% Convertible
  Subordinated Debentures due 2028,
  Net of Applicable Income Taxes               4,920         4,416                        4,920          4,416
-------------------------------------------------------------------------------------------------------------------------------
Earnings Per Diluted Share
Income Available to Common Shareholders    $ 712,909       590,190       $  1.21      $ 826,723        578,183      $ 1.43
  Plus Assumed Conversions
-------------------------------------------------------------------------------------------------------------------------------

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

Results of Operations
---------------------

The Registrant's operating earnings were $363.5 million for the third quarter of 2001 and $1 billion for the nine months of 2001, up 17.5 percent and 13.5 percent, respectively, compared to $309.5 million and $888 million for the same periods last year. Operating earnings per diluted share were $.62 for the third quarter, up 14.8 percent over last year's $.54, and $1.72 for the nine months of 2001, up 11.0 percent from $1.55 for the same period last year.

Net interest income on a fully taxable equivalent basis for the third quarter of 2001 was $618.9 million, a 6.7 percent increase over $579.9 million for the same period last year, resulting principally from a 4.0 percent growth in average interest-earning assets and a 9 basis point ("bp") increase in net interest margin, from 3.71 percent during the third quarter of 2000 to 3.80 percent in the third quarter 2001. For the nine-month period, net interest income on a fully taxable equivalent basis increased to $1.8 billion, or 7.1 percent, from the $1.7 billion reported in the same period last year, resulting principally from a 6.3 percent growth in average interest-earning assets and a 3bp improvement in the net interest margin, from 3.76 percent to 3.79 percent. The negative effect of a decline in the yield on average interest-earning assets of 109bp over third quarter 2000 and 61bp over the first nine months of 2000, was offset by a decrease in funding costs of 121bp and 47bp for the three and nine months ended September 30, 2001, respectively. The decline in funding costs was primarily due to the repricing of borrowed funds and lower year-over-year deposit rates on existing accounts.

The provision for credit losses was $47.5 million in the 2001 third quarter compared to $26.8 million in the same period last year. Net charge-offs for the quarter were $46.7 million compared to $23 million in the 2000 third quarter and $42.1 million last quarter. Net charge-offs as a percent of average loans and leases outstanding increased 22bp to .44 percent from .22 percent in the same period last year. Nonperforming assets as a percentage of total loans, leases and other real estate owned was .51 percent at September 30, 2001 compared to
 .42 percent at September 30, 2000 and .44 percent last quarter. Underperforming assets were $350.9 million at September 30, 2001, or .85 percent of total loans, leases and other real estate owned, up 16bp compared to the

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

$285.8 million, or .69 percent, at September 30, 2000 and up 9bp compared to the $316.3 million or .76 percent last quarter.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The overall increase between periods in total non-performing and under-performing assets was offset by the decrease in loan and lease balances outstanding as of September 30, 2001.

Total other operating income, excluding securities gains, increased 5.3 percent to $392.4 million compared to $372.5 million in the third quarter 2000, and increased to $1.2 billion for the first nine months of 2001, or 11.8 percent, compared to $1.1 billion for the same period last year. Data processing income increased 33.1 percent compared to the same period in 2000 to $86 million in the 2001 third quarter and 32.3 percent, to $234 million, in the nine-month period. Increases in electronic funds transfers ("EFT") and higher transaction volume from increased debit and ATM card usage, coupled with expansion of business-to-business e-commerce, contributed to the increase in data processing income.

During the 2001 third quarter, the Registrant began an on-balance sheet hedging strategy to protect against impairment losses expected to be incurred on the mortgage servicing rights portfolio. This strategy included the purchase of various securities classified as available for sale on the balance sheet. Throughout the quarter these securities were sold resulting in realized gains of $69.7 million for the quarter and nine months ended September 30, 2001.

Compared to the same periods in 2000, investment advisory income increased 10.2 percent to $75.9 million in the third quarter and 10.8 percent to $233.4 million for the first nine months of 2001. Although trust and investment management revenue comparisons were affected by lower equity market performance this quarter, income from private client services, corporate trust, and Fifth Third Securities experienced double-digit growth rates. Service charges on deposits increased 20.7 percent over the same period last year and 19.2 percent for the nine-month period primarily due to continued sales success in treasury management services and Retail and Commercial deposit campaigns. Excluding a pre-tax $42.7 million gain realized from the sale of 11 branches in Arizona in the 2001 third quarter, other service charges and fees increased 23.8 percent over the same period last year, and 24 percent for the nine-month period, primarily due to increases in loan origination fees across nearly all categories from continued strong loan demand. For the third quarter and nine months ended September 2001, commercial banking fees increased 46.3 percent and 36.2 percent, credit card fees increased 23.0 percent and 19.6 percent, and loan and lease fees increased 9.9 percent and 17.9 percent, respectively. Mortgage banking revenue decreased $90.1 million from $62.7 million in the third quarter of 2000 to a loss of $28 million in the third quarter of 2001 and decreased $106.1 million from $191.6 million for the first nine months of 2000 to $85.6 million for the first nine months of 2001 primarily due to impairment incurred in the mortgage servicing rights portfolio.

Operating earnings include a nonrecurring pretax charge of $129.4 million in the 2001 third quarter, and $384 million and $99 million for the nine months ended 2001 and 2000, respectively. These merger-related charges were incurred in connection with Fifth Third's integration of Old Kent in 2001 and Old Kent's integration of Grand Premier Financial, Inc. and Merchant Bancorp,

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

Inc. in 2000. The merger-related charges incurred in 2001 consist of employee-related charges of $77.4 million, professional fees of $45.8 million, credit quality charges of $35.4 million, duplicate facilities and equipment of $63.7 million, conversion costs of $70.8 million, divestitures and shutdown charges of $78.9 million and other merger-related charges of $12 million. Excluding these merger-related charges, the efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was
48.4 percent for the 2001 third quarter and 48.6 percent for the 2001 nine-month period. These ratios represent a slight decline from the 48.0 percent achieved in third quarter 2000 and an improvement over the 48.9 percent for the nine months ended 2000. The slight decline in the third quarter efficiency ratio was primarily due to increased operating expenses partially offset by increased revenues, while the nine month improvement was due to revenue growth outpacing expense increases. Total operating expenses, excluding the merger-related charges, increased to $489.8 million or 7.2 percent in the third quarter and increased 8.7 percent to $1.5 billion for the nine-month period. Salaries, wages, incentives and benefits increased 8.7 percent in the third quarter of 2001 and 6.6 percent during the nine-month period. Net occupancy expense increased 5.0 percent during the third quarter and 7.8 percent during the nine-month period primarily due to an increase in rent expense incurred. Total other operating expenses increased 9.4 percent in the third quarter and 15.2 percent for the nine-month period primarily as a result of an increase in third party credit card marketing and management service related expenses.

Financial Condition
-------------------

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $70.1 billion at September 30, 2001 compared to $69.7 billion at December 31, 2000 and $66.9 billion at September 30, 2000, an increase of .7 percent and 4.8 percent, respectively. On an operating basis, return on average equity was 19.7 percent and return on average assets was 2.04 percent for the third quarter of 2001 compared to 20.6 percent and 1.83 percent, respectively, for the same quarter of last year.

Net interest income growth continues to be fueled by interest-earning asset mix and growth and an increase in net interest margin. Average interest-earning assets increased to $64.7 billion for the third quarter of 2001, an increase of $2.5 billion, or 4.0 percent, over the same period last year and $1.9 billion, or 3.0 percent, over 2000 year-end. Average interest-earning assets increased primarily due to growth in taxable securities of $1.8 billion or 10.6 percent compared to prior year third quarter and $1.9 billion or 10.7 percent over 2000 year end.

Transaction account deposits grew 21.7 percent, or $4.8 billion, over the same period last year and $2.7 billion, or 11.3 percent, over 2000 year-end. Deposit growth during the period is primarily attributable to the success of campaigns emphasizing customer deposit accounts.

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

At September 30, 2001, shareholders' equity was $7.4 billion compared to $6 billion at September 30, 2000, an increase of $1.4 billion, or 22.7 percent. Shareholders' equity as a percentage of total assets as of September 30, 2001 was 10.6 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at September 30, 2001 and 2000. Estimated at September 30, 2001, the Registrant had a Tier 1 risk-based capital ratio of 11.9 percent, a total risk-based capital ratio of 14.1 percent and a leverage ratio of 9.7 percent. At September 30, 2000, the Registrant had a Tier 1 risk-based capital ratio of 11.4 percent, a total risk-based capital ratio of 13.6 percent and a leverage ratio of 9.1 percent.

Foreign Currency Exposure
-------------------------

At September 30, 2001 and 2000, the Registrant maintained foreign office deposits of $2.1 billion and $1.5 billion, respectively. These foreign deposits represent U.S. dollar denominated deposits in our foreign branch located in the Cayman Islands. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. By policy, the Registrant enters into offsetting third-party forward contracts with approved reputable counter-parties with matching terms and currencies that are generally settled daily.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. The Registrant uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. Given an immediate, sustained 200 basis point upward ramp to the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 1.51 percent over one year and increase by 1.12 percent over two years. A 200 basis point immediate, sustained downward ramp in the yield curve would decrease net interest income by an estimated .52 percent over one year and decrease net interest income by an estimated 4.80 percent over two years. For further discussion of the Registrant's market risk see the Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Market Risk, included in the Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II.  OTHER INFORMATION
                          ---------------------------


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

         The Registrant filed a report on Form 8-K dated September 6, 2001 related to its Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

         The Registrant filed a report on Form 8-K dated September 17, 2001 to announce the authorization by the Registrant's Board of Directors to repurchase shares of its common stock in accordance with SEC Release No. 44971.


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

                                         Fifth Third Bancorp
                                         -------------------
                                         Registrant


Date:  November 14, 2001                 /s/ Neal E. Arnold
                                         ------------------
                                         Neal E. Arnold
                                         Executive Vice President and
                                         Chief Financial Officer