Form 10-K
period 2001-12-31
FIFTH THIRD BANCORP
filed 2002-03-12
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                              -------    -------
                          Commission file number 0-8076

                               FIFTH THIRD BANCORP
             (Exact name of Registrant as specified in its charter)

             Ohio                                             31-0854434
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $30,711,680,250 as of February 28, 2002. /(1)/

There were 582,012,862 shares of the Registrant's Common Stock, without par value, outstanding as of February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

2001 Annual Report to Shareholders:                        Parts I, II and IV
Proxy Statement for 2002 Annual Meeting of Shareholders:   Parts III and IV

/(1) In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 2001, voting stock owned of record by its directors and principal executive officers, shareholders owning greater than 10% of the voting stock and voting stock held by Registrant's trust departments in a fiduciary capacity./

                               FIFTH THIRD BANCORP
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                Page
                                                                                -----
Item  1.     Business                                                            3-25
Item  2.     Properties                                                            26
Item  3.     Legal Proceedings                                                     26
Item  4.     Submission of Matters to a Vote of Security Holders                   26

                                     PART II

Item  5.     Market For Registrant's Common Equity and Related
              Shareholder Matters                                                  27
Item  6.     Selected Financial Data                                               27
Item  7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                            27
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk            27
Item  8.     Financial Statements and Supplementary Data                           27
Item  9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                             27

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                 28-31
Item 11.     Executive Compensation                                                31
Item 12.     Security Ownership of Certain Beneficial Owners and Management        31
Item 13.     Certain Relationships and Related Transactions                        31

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                               32-38

                                     PART I

ITEM 1. BUSINESS
----------------

                                  ORGANIZATION

Fifth Third Bancorp (the "Registrant") is an Ohio corporation organized in 1975 and is a registered financial holding company and a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and subject to regulation by the Federal Reserve Board ("FRB"). The Registrant, with its principal office located in Cincinnati, is a multi-bank holding company as defined in the BHCA and is registered as such with the Board of Governors of the Federal Reserve System. At December 31, 2001, the Registrant's wholly-owned second tier holding company, Fifth Third Financial Corporation, had 11 wholly-owned direct subsidiaries: Fifth Third Bank; Fifth Third Bank, Florida; Fifth Third Bank, Northern Kentucky, Inc.; Fifth Third Bank, Kentucky, Inc.; Fifth Third Bank, Indiana; Fifth Third Bank, (Michigan); Fifth Third Community Development Corporation; Fifth Third Insurance Services, Inc.; Fifth Third Investment Company; USB, Inc. and Heartland Capital Management, Inc.

At December 31, 2001, the Registrant, its affiliated banks and other subsidiaries had consolidated total assets of approximately $71.0 billion, consolidated total deposits of approximately $45.9 billion and consolidated total shareholders' equity of approximately $7.6 billion.

The Registrant, through its subsidiaries, engages primarily in commercial, retail and trust banking, electronic payment processing services and investment advisory services. Significant subsidiaries of the Registrant's affiliate banks consist of: The Fifth Third Company; Fifth Third Leasing Company; Midwest Payment Systems, Inc. ("MPS"); Fifth Third International Company; Fifth Third Real Estate Capital Markets Company; Fifth Third Mortgage Company; Fifth Third Mortgage Insurance Reinsurance Company; Fifth Third Insurance Agency, Inc.; Fifth Third Real Estate Investment Trust, Inc.; Fifth Third Asset Management, Inc.; Fifth Third Securities, Inc.; USB Payment Processing, Inc. and GNB Realty, LLC. The Registrant's subsidiaries provide a full range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leasing. Each of the banking affiliates has deposit insurance provided by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF").

The Registrant, through its MPS subsidiary, operates for itself and other financial institutions a proprietary automated teller machine ("ATM") and Point of Sale ("POS") network, Jeanie(R). Fifth Third Bank participates in several regional shared ATM networks including "NYCE(R)," "Pulse(R)," and "Star(R)". These networks include approximately 408,000, 433,000 and 1,063,000 ATMs and POS devices, respectively. Fifth Third Bank also participates in "Cirrus(R)," and "Plus System(R)," which are international ATM networks including approximately 635,000 and

                                     PART I

----------------------------

                                  ORGANIZATION

700,000 participating ATMs, respectively. MPS also provides electronic fund transfers, ATM processing, electronic personal banking, merchant transaction processing, electronic bill payment and electronic benefit transfer services for thousands of regional banks, bank holding companies, service retailers and other financial institutions throughout the United States.

Fifth Third International Company has a 99.9 percent-owned subsidiary: Fifth Third Trade Services Limited. Fifth Third Investment Company owns the remaining ..01 percent. These subsidiaries provide foreign exchange trading, automated letters of credit and import/export services to commercial customers.

The Fifth Third Leasing Company has a 100 percent-owned subsidiary: The Fifth Third Auto Leasing Trust, which provides indirect auto loans and leases to consumers.

Additional information regarding the Registrant's businesses is included in the Management Editorial (pages 4 through 14) in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

                                  ACQUISITIONS

The Registrant has completed several mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, Michigan, Illinois, and Florida. The Registrant is continually evaluating strategic acquisition opportunities and frequently conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value, and therefore, some dilution of book value and net income per share may occur with any future transactions. The Registrant's strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings. Consistent with this strategy the Registrant engaged in the following acquisitions during 2001:

On January 2, 2001, the Registrant completed the acquisition of Resource Management, Inc. dba Maxus Investment Group ("Maxus"), a privately-held diversified financial services company based in Cleveland, Ohio. In connection with this acquisition, the Registrant issued 470,162 shares of Fifth Third common stock and paid $18.1 million in cash for the outstanding capital stock of Maxus. This transaction was accounted for as a purchase.

                                     PART I

----------------------------

                                  ACQUISITIONS

On March 9, 2001, the Registrant completed the acquisition of Capital Holdings, Inc. ("Capital Holdings"), a publicly traded bank holding company located in Sylvania, Ohio which owns Capital Bank, N.A., with total assets of approximately $1.1 billion and total deposits of $874 million. In connection with this acquisition, the Registrant issued 4,505,385 shares of Fifth Third common stock for the outstanding shares of Capital Holdings. This transaction was tax-free and accounted for as a pooling-of-interests.

On April 2, 2001, the Registrant completed the acquisition of Old Kent Financial Corporation ("Old Kent"), a publicly traded financial holding company based in Grand Rapids, Michigan. As of December 31, 2000, Old Kent had total assets of $23.8 billion and total deposits of approximately $17.4 billion. In connection with this acquisition, the Registrant issued 103,716,638 shares of Fifth Third common stock, 7,250 shares of Fifth Third Series D convertible perpetual preferred stock and 2,000 shares of Fifth Third Series E perpetual preferred stock to the shareholders of Old Kent. This transaction was tax-free and accounted for as a pooling-of-interests.

On October 31, 2001, the Registrant completed the acquisition of USB, Inc. (USB) and its subsidiaries. USB was a privately-held company that provides payment processing services for agent banks and small and medium sized merchants. In connection with this acquisition, the Registrant paid approximately $220 million in cash. This transaction was accounted for as a purchase transaction.

Additional information, with respect to acquisitions, is included in Note 20 (pages 31 through 32) of the Notes to Consolidated Financial Statements in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

There are hundreds of commercial banks, savings and loans and other financial service providers in Ohio, Kentucky, Michigan, Illinois, Indiana, Florida, West Virginia and nationally, which provide strong competition to the Registrant's banking subsidiaries. The Registrant competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to the challenge of attracting and retaining customers for traditional banking services, the Registrant's competitors now include securities dealers, brokers, mortgage bankers, investment advisors and insurance companies who seek to offer one-stop financial services to their customers which include services that traditional banks have not been able or allowed to offer their customers in the past.

                                     PART I

----------------------------

                                   COMPETITION

Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA significantly changed the competitive environment in which the Registrant conducts business. See "Regulation and Supervision" below. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitors with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue. The Registrant's ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on the Registrant's ability to expand its scope of available financial services as needed to meet the needs and demands of its customers. With respect to electronic payment processing services, the Bank's electronic payment processing subsidiary, MPS, competes with other electronic fund transfer ("EFT") service providers such as Concord EFS, Inc., eFunds Corporation and Electronic Data Systems and other merchant processing providers such as First Data Corporation and National Processing, Inc.

                           REGULATION AND SUPERVISION

In addition to the generally applicable state and federal laws governing businesses and employers, the Registrant and its subsidiary state banks (the "State Banks") and federal savings bank subsidiary are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the Registrant, the State Banks and the federal savings bank are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws principal objectives are the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Registrant. In addition, the supervision, regulation and examination of the Registrant and its subsidiaries by the bank regulatory agencies is not intended for the protection of the Registrant's security holders. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

The Registrant
--------------

     General. The Registrant is a bank holding company registered under the BHCA. In 2000, the Registrant elected and qualified for financial holding company ("FHC") status under the Gramm-Leach-Bliley Act (as discussed below). The Registrant is subject to appropriate regulation and supervision by the FRB and the Ohio Division of Financial Institutions (the "Division"). The Registrant is required to file annually a report of operations with, and are subject to examination by, the FRB and the Division. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

     The Gramm-Leach-Bliley Act - Broader Range of Financial Activities for Financial Holding Companies. The GLBA became law on November 12, 1999. The general effect of the GLBA is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system, such as the Registrant's, to engage in a full range of financial activities through a new entity known as a FHC. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the GLBA permits bank holding companies, such as the Registrant, that qualify and elect to be treated as a FHC, to engage in a significantly broader range of financial activities than other registered bank holding companies that are not so treated.

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

In order to elect to become a FHC and engage in the new activities, a bank holding company must meet certain tests and file an election form with the FRB. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized (as discussed on page 10 under "The State Banks") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent Federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions.

     Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, that is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the "Leverage Ratio") of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth.

The Registrant is currently in compliance with both the Total Risk-Based Capital Ratio and the Leverage Ratio requirements. As of December 31, 2001, the Registrant had a Tier I Risk-Based

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

Capital Ratio and a Total Risk-Based Capital Ratio equal to 12.36% and 14.42%, respectively and a Leverage Ratio equal to 10.53%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework which ultimately could affect the appropriate capital guidelines, including changes (such as those relating to lending to registered broker-dealers) that are of particular relevance to banks that engage in significant securities activities.

     Limitations on Acquisitions of Common Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more or such lesser percentage of common stock as the FRB deems to constitute control.

     Ohio Law. Ohio law, the state law principally governing the Registrant and its largest bank subsidiary, does not require bank holding companies to register with the Division. As a general matter, the Division does not rule upon or regulate the activities in which bank holding companies or their nonbank subsidiaries engage. A bank holding company, however, may not acquire control of an Ohio bank through purchase, assignment, transfer, pledge, or other disposition of voting securities without the prior consent of the Division. In examining the Ohio banks of a bank holding company, the bank holding company itself is subject to review by the Division. The Division has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of law and of conditions imposed by, or violations of agreements with, the Division in connection with the operation of Ohio banks. The Division is also empowered to assess civil monetary penalties against bank holding companies and banks engaging in unsafe or unsound practices.

The State Banks
---------------

     General. The State Banks are subject to extensive state regulation and examination by the appropriate state banking agency in the particular state where each bank is chartered, the FRB and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature, amount of and collateral for certain loans.

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

     FDIC Insurance Premiums. The State Banks pay deposit insurance premiums to the FDIC generally based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. The Federal Deposit Insurance Act ("FDIA") does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well capitalized institutions could have an effect on net earnings. The State Banks cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

     Capital Requirements. The FRB has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the State Banks, are members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. In addition, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be (i) "well-capitalized" if it has Total Risk-Based Capital Ratio of 10.0% or more, has a Tier I Risk-Based Capital Ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; or (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized;" or (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances); or (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. If an institution becomes undercapitalized, it would become subject to significant additional oversight and regulation, as mandated by the FDIA.

As of December 31, 2001, each of the State Banks were deemed to be well-capitalized institutions for the above purposes. As is discussed above, the State Banks are required to remain well-capitalized institutions at all times because the Registrant elected to be treated as an FHC.

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

     Transactions with Affiliates. The FDIA restricts the range of permissible transactions between a bank and an affiliated company. The State Banks are subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. The State Banks are also subject to certain restrictions on most types of transactions with affiliates, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates. The GLBA requires the FRB to promulgate rules addressing credit exposure relating to derivatives transactions and intra-day extensions of credit between banks and their affiliates. The FRB has adopted interim rules addressing such transactions, and it has solicited comments on the types of restrictions that should apply to derivatives transactions and intra-day extensions of credit between banks and their affiliates.

     Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a FHC. Further, it expressly preserves the ability of state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be well-capitalized, and the bank would be subject to certain capital deductions, risk management and affiliate transaction rules.

     Community Reinvestment Act. The Federal Community Reinvestment Act ("CRA") requires the FRB to evaluate the performance of each of the State Banks in helping to meet the credit needs of the community. As a part of the CRA program, the State Banks are subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. Each of the State Banks has a CRA rating of satisfactory or higher.

     Customer Information Security. The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

     Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the State Banks policies and procedures.

     USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

     Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

     Transfer Agency. In order to serve as a transfer agent to clients that execute transactions in publicly traded securities, banks must register with the SEC as a transfer agent under the Exchange Act. As a registered transfer agent, Fifth Third Bank is subject to certain reporting and record keeping requirements. Currently, management believes Fifth Third Bank is in compliance with these registration, reporting and record keeping requirements.

     Regulation of Investment Companies. Certain mutual fund and unit investment trust clients are regulated as `investment companies' as that term is defined under the Investment Company Act of 1940, as amended (the "ICA"), and are subject to various examination and reporting requirements.

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution which may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. As a custodian for a number of investment company clients, these regulations require, among other things, that certain minimum aggregate capital, surplus, and undivided profit levels are maintained. Additionally, arrangements with clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on the Registrant. Currently, management believes the Registrant is in compliance with all minimum capital and securities depository requirements. Further, the Registrant is not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect its ability to act as custodian to an investment company.

Investment companies are also subject to extensive record keeping and reporting requirements. These requirements dictate the type, volume and duration of the record keeping the Registrant undertakes, either in the role as custodian for an investment company or as a provider of administrative services to an investment company. Further, specific ICA guidelines must be followed when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing record keeping and reporting or valuation calculations will affect the manner in which operations are conducted.

New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Registrant and may in the short term adversely affect the Registrant's ability to service clients at a reasonable cost. Any failure to provide such support could cause the loss of customers and have a material adverse effect on financial results. Additionally, legislation or regulations may be proposed or enacted to regulate the Registrant in a manner which may adversely affect financial results.

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

     Other Securities Laws Issues. The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of broker-dealer and investment adviser. With respect to broker dealer registration, the SEC has extended the date by which banks must comply with new broker-dealer registration requirements until at least May 12, 2002. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker-dealer and become subject to SEC jurisdiction. The Registrant is currently evaluating alternatives to ensure that its banks will not be required to register as a broker-dealer. With respect to investment adviser registration, the GLBA requires a bank that acts as investment adviser to a registered investment company to register as an investment adviser or to conduct such advisory activities through a separately identifiable department or division of the bank so registered. The Registrant furnishes investment advice to registered investment companies in a manner designed to ensure that none of its banks need to register with the SEC as an investment adviser. Federal and state laws impose numerous obligations on registered investment advisers, including fiduciary duties, record keeping requirements and disclosure obligations. Currently, management believes the Registrant is in compliance with these requirements.

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

Federal Savings Bank
--------------------

The Registrant's federal savings bank subsidiary is primarily subject to regulation by the Office of Thrift Supervision (the "OTS"). The OTS is responsible for the administration and enforcement of the Home Owners' Loan Act of 1933 and applicable portions of the FDIA. The OTS is authorized to provide for the organization, incorporation, examination and regulation of federal savings banks. Under this authority, the OTS' functions include, but are not limited to, regulation of the corporate structure of federal savings banks; regulation of the distributions of earnings; regulation of lending and other investment powers; the regulation of mergers, conversions, and dissolutions involving federal savings banks; and the enforcement of laws, regulations or conditions, or conditions against federal savings banks.

                                     PART I

----------------------------

                           REGULATION AND SUPERVISION

As the other federal regulators, the OTS has promulgated regulations and adopted a statement of policy regarding the capital adequacy of federal savings banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies and state member banks as described above. As of December 31, 2001, the Registrant's federal savings bank was deemed to be well-capitalized.

Pursuant to the CRA, the OTS evaluates the performance of the Registrant's federal savings bank in helping to meet the credit needs of the community. As a part of the CRA program, the federal savings bank is subject to periodic examinations by the OTS, and must maintain comprehensive records of their CRA activities for this purpose. The federal savings bank has a CRA rating of satisfactory.

Additional Information
----------------------

Additional information regarding regulatory matters is included in Note 17 (page
29) of the Notes to Consolidated Financial Statements in the Registrant's 2001 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

                                    EMPLOYEES

As of December 31, 2001, there were no employees of the Registrant. Subsidiaries of the Registrant employed 19,118 employees - 3,619 were officers and 3,581 were part-time employees. There were 18,373 full-time equivalent employees as of December 31, 2001.

                             STATISTICAL INFORMATION

Pages 17 through 25 contain statistical information on the Registrant and its subsidiaries. Information about the Registrant's business segments is included in Note 24 (pages 34 through 35) of the Notes to Consolidated Financial Statements in the Registrant's 2001 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

                             AVERAGE BALANCE SHEETS

The average balance sheets for each of the last three fiscal years are incorporated herein by reference to Table 1 of Management's Discussion and Analysis of Financial Condition and Results of Operations (page 37) of the Registrant's 2001 Annual Report to Shareholders attached to this filing as
Exhibit 13.

                                     PART I

----------------------------

ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 37 through 40 of the Registrant's 2001 Annual Report to Shareholders attached to this filing as Exhibit 13.

                         INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio as of December 31 for each of the last five years and the maturity distribution and weighted average yield of investment securities as of December 31, 2001, are incorporated herein by reference to the Securities Portfolio and Maturities of Securities tables on page 42 of the Registrant's 2001 Annual Report to Shareholders attached to this filing as
Exhibit 13.

The weighted average yields for the investment securities portfolio are yields to maturity, weighted by the par values of the investment securities. The weighted average yields on investment securities exempt from income taxes are computed on a taxable-equivalent basis. The taxable-equivalent yields are net after-tax yields to maturity divided by the complement of the full corporate tax rate (35 percent). In order to express yields on a taxable-equivalent basis, yields on obligations of states and political subdivisions (municipal securities) have been increased as follows:

Under 1 year                                                              2.96%
1 - 5 years                                                               2.93%
6 - 10 years                                                              2.71%
Over 10 years                                                             2.73%
Total municipal securities                                                2.73%

                                     PART I

----------------------------

                            TYPES OF LOANS AND LEASES

A summary of loans and leases by major category for the last five fiscal years ended December 31 ($000's):

                                      2001            2000          1999          1998          1997
                                   ------------    ----------    ----------    ----------    ----------
Commercial, financial and
agricultural loans                 $ 10,838,518    10,674,980     9,920,635     8,882,784     8,891,303
Real estate - construction loans      3,356,172     3,222,553     2,272,178     1,662,020     1,465,955
Real estate - mortgage loans         10,590,127    11,862,125    12,335,433    12,516,431    13,290,085
Consumer loans                       12,564,893    11,551,102     9,053,473     7,209,759     6,998,674
Lease financing                       5,109,273     6,165,378     6,188,694     4,566,195     3,855,106
                                   ------------    ----------    ----------    ----------    ----------
Loans and leases, gross              42,458,983    43,476,138    39,770,413    34,837,189    34,501,123
Unearned income                        (911,091)     (945,748)     (933,824)     (721,790)     (594,976)
Reserve for credit losses              (624,080)     (609,340)     (572,919)     (532,176)     (509,231)
                                   ------------    ----------    ----------    ----------    ----------
Loans and leases, net              $ 40,923,812    41,921,050    38,263,670    33,583,223    33,396,916
                                   ============    ==========    ==========    ==========    ==========
Loans held for sale                $  2,180,063     1,654,996     1,198,407     2,861,345     1,590,307
                                   ============    ==========    ==========    ==========    ==========

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

A summary of the remaining maturities of the loan portfolio distributed to reflect cash flows at December 31, 2001, based on scheduled repayment ($000's):

                                 Commercial,
                                Financial and    Real Estate   Real Estate
                                Agricultural    Construction   Commercial   Residential    Consumer     Lease
                                    Loans          Loans         Loans        Mortgage       Loans     Financing     Total
                                -------------   ------------   -----------  -----------   ----------   ---------   -----------
Due in one year or less          $ 6,780,511      1,651,248     1,328,216    1,525,821     5,473,180   1,854,097   $18,613,073
Due after one year through
  five years                       3,567,003      1,314,899     3,720,671    2,606,250     5,655,425   3,018,505    19,882,753
Due after five years                 491,004        390,025     1,036,173      372,996     1,436,288     236,671     3,963,157
                                 -----------      ---------     ---------    ---------    ----------   ---------   -----------

    Total                        $10,838,518      3,356,172     6,085,060    4,505,067    12,564,893   5,109,273   $42,458,983
                                 ===========      =========     =========    =========    ==========   =========   ===========

A summary of the remaining maturities of the loan portfolio distributed to reflect cash flows at December 31, 2001 based on the sensitivity of loans to interest rate changes for loans due after one year was as follows ($000's):

                                       Commercial,
                                      Financial and    Real Estate   Real Estate
                                      Agricultural    Construction   Commercial    Residential    Consumer    Lease
                                          Loans           Loans        Loans        Mortgage       Loans     Financing     Total
                                      -------------   ------------   -----------   -----------   ---------   ---------   -----------
Predetermined interest rate            $2,488,774        582,698      3,312,591     1,018,131    3,396,516   3,153,084   $13,951,794
Floating or adjustable interest rate   $1,569,233      1,122,226      1,444,253     1,961,115    3,695,197     102,092   $ 9,894,116

                                     PART I

----------------------------

                                  RISK ELEMENTS

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Registrant's policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Loans, other than consumer loans, are placed on nonaccrual status when principal or interest is past due ninety days or more, unless the loan is well-secured and in the process of collection. Consumer loans and revolving lines of credit for equity lines and credit cards that have principal and interest payments that become past due one hundred and twenty days and one hundred and eighty days or more, respectively, are charged off to the allowance for credit losses. The following table presents data concerning loans and leases at risk at December 31 ($000's):

                                                                                  2001       2000       1999       1998       1997
                                                                                --------   --------   --------   --------   --------
Nonaccrual loans and leases                                                     $215,961    174,250    133,200    150,472    172,515

Loans and leases contractually
  past due 90 days or more as
  to principal, interest or rental
  payments                                                                       163,694    128,454     83,087    104,030     75,001

Loans and leases renegotiated to provide a reduction or deferral of interest, principal or rental payments because of the financial position
  deterioration of the borrower                                                       --      1,603      2,210      5,159      6,589

Other real estate owned                                                           19,142     24,685     19,073     21,417     24,389
                                                                                --------   --------   --------   --------   --------

Total                                                                           $398,797    328,992    237,570    281,078    278,494
                                                                                ========   ========   ========   ========   ========

As of December 31, 2001, there were $15,846,000 of loans and leases currently performing in accordance with contractual terms where there were serious doubts as to the ability of the borrower to comply with such terms.

For the years 2001, 2000 and 1999, interest income of $6,937,000, $2,302,000 and
$3,439,000, respectively, was recorded on nonaccrual and renegotiated loans and leases. Additional interest income of $23,937,000, $9,709,000 and $12,147,000, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with their original terms.

                                     PART I

----------------------------

                        SUMMARY OF CREDIT LOSS EXPERIENCE

A summary of the activity in the reserve for credit losses arising from provisions charged to operations, losses charged off and recoveries of losses previously charged off for the last five fiscal years ended December 31 ($000's):

                                         2001            2000          1999            1998           1997
                                     ------------     ----------     ----------     ----------     ----------
Loans and leases outstanding at
 December 31                         $ 41,547,892     42,530,390     38,836,589     34,115,399     33,906,147
                                     ============     ==========     ==========     ==========     ==========
Loans held for sale                  $  2,180,063      1,654,996      1,198,407      2,861,345      1,590,307
                                     ============     ==========     ==========     ==========     ==========
Average loans and leases
 outstanding                         $ 44,888,227     42,690,459     38,652,106     36,013,782     33,850,423
                                     ============     ==========     ==========     ==========     ==========
Reserve for credit losses,
 January 1                           $    609,340        572,919        532,176        509,231        483,572
                                     ------------     ----------     ----------     ----------     ----------
Losses charged off:
  Commercial, financial and
   agricultural loans                    (117,725)       (59,037)       (71,018)       (70,760)       (32,754)
  Real estate - construction loans         (2,221)        (1,131)        (1,088)        (1,085)        (1,165)
  Real estate - mortgage loans             (7,224)        (2,602)        (4,742)       (10,205)       (13,299)
  Consumer loans                         (116,294)       (73,460)       (92,177)       (90,720)      (121,270)
  Lease financing                         (65,203)       (39,596)       (40,237)       (31,879)       (28,057)
                                     ------------     ----------     ----------     ----------     ----------
     Total losses                        (308,667)      (175,826)      (209,262)      (204,649)      (196,545)
                                     ------------     ----------     ----------     ----------     ----------
Recoveries of losses previously
  charged off:
  Commercial, financial and
   agricultural loans                      30,874         25,724         19,574          9,842         12,517
  Real estate - construction loans            390            326             31            133            366
  Real estate - mortgage loans                197            226            688          3,163          2,906
  Consumer loans                           38,165         31,707         33,766         34,597         25,172
  Lease financing                          11,905          9,158         13,623          7,169          7,880
                                     ------------     ----------     ----------     ----------     ----------
     Total recoveries                      81,531         67,141         67,682         54,904         48,841
                                     ------------     ----------     ----------     ----------     ----------
Net losses charged off:
  Commercial, financial and
   agricultural loans                     (86,851)       (33,313)       (51,444)       (60,918)       (20,237)
  Real estate - construction loans         (1,831)          (805)        (1,057)          (952)          (799)
  Real estate - mortgage loans             (7,027)        (2,376)        (4,054)        (7,042)       (10,393)
  Consumer loans                          (78,129)       (41,753)       (58,411)       (56,123)       (96,098)
  Lease financing                         (53,298)       (30,438)       (26,614)       (24,710)       (20,177)
                                     ------------     ----------     ----------     ----------     ----------
     Total net losses charged off        (227,136)      (108,685)      (141,580)      (149,745)      (147,704)
                                     ------------     ----------     ----------     ----------     ----------
Reserve of acquired
  institutions and other                    5,799          7,446         12,878         (3,729)        (3,256)
Provision charged to operations           200,640        125,660        143,232        156,217        176,619
Merger-related provision                   35,437         12,000         26,213         20,202             --
Reserve for credit losses,
                                     ------------     ----------     ----------     ----------     ----------
  December 31                        $    624,080        609,340        572,919        532,176        509,231
                                     ============     ==========     ==========     ==========     ==========

Reserve as a percent of loans
  and leases outstanding                     1.50%          1.43%          1.48%          1.56%          1.50%

                                     PART I

----------------------------

                        SUMMARY OF CREDIT LOSS EXPERIENCE

Allocation of reserve for credit losses,
December 31:                            2001      2000      1999      1998      1997
                                      --------   -------   -------   -------   -------
Commercial, financial and
 agricultural loans                   $239,771   223,140   243,735   186,407   202,911
Real estate - construction loans        13,231    14,441    20,198    16,403    10,957
Real estate - mortgage loans            31,079    17,610    24,533    11,068    12,469
Consumer loans                         131,618   134,177   126,812   161,728   148,825
Lease financing                        100,727   113,337    82,113    83,123    65,215
Unallocated Reserve                    107,654   106,635    75,528    73,447    68,854
                                      --------   -------   -------   -------   -------
   Total reserve for credit losses    $624,080   609,340   572,919   532,176   509,231
                                      ========   =======   =======   =======   =======

The reserve for credit losses is an estimate and is available to absorb probable losses from any portion of the loan and lease portfolio.

As of December 31, 2001, the reserve for credit losses was $624 million, or 1.50 percent of total loans and leases. This compares to $609 million, or 1.43 percent of total loans and leases, as of December 31, 2000. The increase in this ratio was due to an uncertain economic environment in 2001 as exhibited by the increase of nonaccrual loans and leases from $174.3 million at December 31, 2000 to $216.0 million at December 31, 2001. Total underperforming assets also increased from $329.0 million, or .77% of total loans and leases outstanding and other real estate owned ("OREO") at December 31, 2000 to $398.8 million, or .96% of total loans and leases outstanding and OREO, at December 31, 2001.

The allocation of the reserve for credit losses for commercial loans increased from $223.1 million, or 36.6% of the reserve for credit losses, at December 31, 2000 to $239.8 million, or 38.4% of the reserve for credit losses at December 31, 2001. The reserve for credit losses for consumer and lease financing loans declined from $247.5, or 40.6% of the reserve for credit losses at December 31, 2000 to $232.3 million, or 37.2% of the reserve for credit losses, at December 31, 2001.

                                     PART I

----------------------------

                        SUMMARY OF CREDIT LOSS EXPERIENCE

The distribution of loans and leases by type and the ratio of net charge-offs to average loans and leases outstanding was as follows:

                                              2001      2000     1999     1998     1997
                                              -----     -----    -----    -----    -----
Percentage of loans and leases to total
 loans and leases at December 31:
  Commercial, financial and
   agricultural loans                          25.5%     24.6     24.9     25.5     25.8
  Real estate - construction loans              7.9       7.4      5.7      4.8      4.2
  Real estate - mortgage loans                 24.9      27.3     31.0     35.9     38.5
  Consumer loans                               29.6      26.5     22.8     20.7     20.3
  Lease financing                              12.1      14.2     15.6     13.1     11.2
                                              -----     -----    -----    -----    -----
   Total                                      100.0%    100.0    100.0    100.0    100.0
                                              =====     =====    =====    =====    =====

Ratio of net charge-offs during year
 to average loans and leases outstanding
 during year:
   Commercial, financial and
    agricultural loans                         0.68%     0.28     0.45     0.61     0.24
   Real estate - construction loans            0.05      0.03     0.05     0.05     0.06
   Real estate - mortgage loans                0.06      0.02     0.03     0.05     0.08
   Consumer loans                              0.54      0.36     0.58     0.66     1.42
   Lease financing                             0.97      0.53     0.47     0.61     0.66
                                              -----     -----    -----    -----    -----
    Weighted Average Ratio                     0.45%     0.23     0.32     0.38     0.45

                                     PART I

----------------------------

                          CRITICAL ACCOUNTING POLICIES

     Reserve for Credit Losses. The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level management considers to be adequate to absorb probable loan and lease losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on management's review of the historical credit loss experience and such factors which, in management's judgement, deserve consideration under existing economic conditions in estimating probable credit losses. The reserve is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from "base" and "conservative" estimates. The Registrant's methodology for assessing the appropriate reserve level consists of several key elements.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. These grades encompass ten categories that define a borrower's estimated ability to repay their loan obligations.

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

                                     PART I

----------------------------

                          CRITICAL ACCOUNTING POLICIES

Reserves on individual loans and historical loss rate are reviewed quarterly and adjusted as necessary base don changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Registrant's primary market area for lending is Ohio, Kentucky, Indiana, Florida, Michigan, Illinois and West Virginia. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely-associated effect changing economic conditions has on the Registrant's customers.

The Registrant has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

Based on the procedures discussed above, management is of the opinion the reserve of $624,080,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at December 31, 2001. See further information regarding the reserve for credit losses in Note 1 (pages 19 and 20) and Note 3 (page 23) of the Notes to Consolidated Financial Statements in the Registrant's 2001 Annual Report to Shareholders, incorporated herein by reference and attached to this filing as Exhibit 13.

     Valuation of Derivatives. The Bancorp maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate and principal only swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. The primary risk of material changes to the value of the derivative instruments is the fluctuation in interest rates, however, as the Bancorp principally utilizes these derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction. See further information regarding derivatives in Note 1 (page 20 through 22) of the Notes to Consolidated Financial Statements in the Registrant's 2001 Annual Report to Shareholders, incorporated herein by reference and attached to this filing as Exhibit 13.

     Valuation of Mortgage Servicing Rights. When the Bancorp sells loans through either securitizations or individual loans sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized or sold loans. Gain or loss on sale of the loans depends in part on the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests based on their relative fair value at the date of the sale. To obtain fair values,

                                     PART I

----------------------------

                          CRITICAL ACCOUNTING POLICIES

quoted markets prices are used if available. If quotes are not available for retained interests, the Bancorp calculates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Servicing rights resulting from loans sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment periodically, based on fair value, with any impairment recognized through a valuation allowance. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying mortgage loans, the weighted-average life of the loan and the discount rate. The primary risk of material changes to the value of the mortgage servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Bancorp monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. By adjusting the allowance, as necessary each quarter, the Bancorp mitigates its risk to material adverse changes in the value of the portfolio. See further discussion in Note 1 (page 20) and Note 19 (page 30) of the Notes to Consolidated Financial Statements in the Registrant's 2001 Annual Report to Shareholders, incorporated herein by reference and attached to this filing as
Exhibit 13.

            MATURITY DISTRIBUTION OF DOMESTIC CERTIFICATES OF DEPOSIT
               OF $100,000 AND OVER AT DECEMBER 31, 2001 ($000'S)

Three months or less                                                  $1,049,325
Over three months through six months                                     503,500
Over six months through twelve months                                    445,395
Over twelve months                                                       198,943
                                                                      ----------
         Total certificates - $100,000 and over                       $2,197,163

Note: Foreign office deposits totaling $1,221,127 are denominated in amounts greater than $100,000.

                                     PART I

----------------------------

                           RETURN ON EQUITY AND ASSETS

The following table presents certain operating ratios (as originally reported):

                                          2001/1/     2000/2/    1999/3/
                                          ----        ----       ----

Return on assets (a)                      1.55%       1.71       1.57

Return on equity (b)                      15.1%       19.1       17.3

Dividend payout ratio (c)                 44.7%       38.2       40.9

Equity to assets ratio (d)               10.28%       8.98       9.07

(a)  net income divided by average assets

(b)  net income divided by average equity

(c)  dividends declared per share divided by diluted earnings per share

(d)  average equity divided by average assets

/(1) Certain 2001 ratios and statistics include merger-related charges and a nonrecurring accounting principle change of $394.5 million pretax ($300.3 million after tax, or $.51 per diluted share). For comparability, excluding the impact of these charges, return on average assets, return on average equity and the dividend payout ratio for 2001 would have been 1.97%, 19.2% and 35.0%, respectively./

/(2) Certain 2000 ratios and statistics include merger-related charges of $99.0 million pretax ($66.6 million after tax, or $.12 per diluted share). For comparability, excluding the impact of these charges, return on average assets, return on average equity and the dividend payout ratio for 2000 would have been 1.81%, 20.2% and 33.3%, respectively./

/(3) Certain 1999 ratios and statistics include merger-related charges of $134.4 million pretax ($101.4 million after tax, or $.18 per diluted share). For comparability, excluding the impact of these charges, return on average assets, return on average equity and the dividend payout ratio for 1999 would have been 1.74%, 19.2% and 32.2%, respectively./

                                     PART I

ITEM 2. PROPERTIES
------------------

The Registrant's executive offices and the main office of the Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio, in a 32-story office tower, a five-story office building with an attached parking garage and a separate ten-story office building known as the Fifth Third Center, the William
S. Rowe Building and the 530 Building, respectively. The Registrant's main operations center is located in Cincinnati, Ohio, in a three-story building with an attached parking garage known as the Madisonville Operations Center. One of the subsidiaries of the Registrant owns 100 percent of these buildings.

At December 31, 2001, the Registrant, through its subsidiary banks, two in Kentucky and one located in each of Ohio, Indiana, Michigan, Illinois and Florida, operated 933 banking centers, of which 613 were owned and 320 were leased. The properties owned are free from mortgages and encumbrances.

Management's Editorial (pages 4 through 14) and Note 5 (page 24) of Notes to Consolidated Financial Statements of the Registrant's 2001 Annual Report to Shareholders is incorporated herein by reference and attached to this filing as
Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Registrant and its subsidiaries are not parties to any material legal proceedings other than those arising in the normal course of business. Based on a review of such litigation with legal counsel, management believes any resulting liability would not have a material effect upon the Registrant's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to Financial Highlights (page 1) of the Registrant's 2001 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The information required by this item is incorporated herein by reference to
Note 1 (pages 19 through 22) and Note 20 (pages 31 through 32) of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (page 46) of the Registrant's 2001 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

The information required by this item is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 37 through 46) of the Registrant's 2001 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The information required by this item is incorporated herein by reference to pages 44 through 45 of the Registrant's 2001 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The information required by this item is incorporated herein by reference to pages 15 through 36 of the Registrant's 2001 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                      Executive Officers of the Registrant

The names, ages and positions of the Executive Officers of the Registrant as of February 1, 2002 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders.

                                  Current Position and
Name and Age                      Business Experience During Past 5 Years
------------                      ---------------------------------------
George A. Schaefer, Jr., 56       PRESIDENT AND CEO. President and Chief Executive
                                  Officer of the Registrant and Fifth Third Bank.

Neal E. Arnold, 42                EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                  OFFICER. Executive Vice President of the
                                  Registrant and Fifth Third Bank since December
                                  1998. Chief Financial Officer of the Registrant
                                  and Fifth Third Bank since June 1997. Mr. Arnold
                                  has been the Treasurer of the Registrant and Fifth
                                  Third Bank. Previously, Mr. Arnold was Treasurer
                                  and Senior Vice President of Fifth Third Bank.

Michael D. Baker, 51              EXECUTIVE VICE PRESIDENT. Executive Vice President
                                  of the Registrant and Fifth Third Bank since
                                  August 1995. Previously, Mr. Baker was Senior Vice
                                  President of the Registrant since March 1993, and
                                  of Fifth Third Bank.

Barry L. Boerstler, 54            EXECUTIVE VICE PRESIDENT. Executive Vice President
                                  of the Registrant and Fifth Third Bank since
                                  September 1999. Mr. Boerstler was Senior Vice
                                  President of the Registrant since December 1997,
                                  and of Fifth Third Bank. Previously, Mr. Boerstler
                                  was a Vice President of Fifth Third Bank.

                                    PART III

-----------------------------------------------------------------------

                                  Current Position and
Name and Age                      Business Experience During Past 5 Years
------------                      ---------------------------------------
James J. Hudepohl, 49             EXECUTIVE VICE PRESIDENT. Executive Vice President
                                  of the Registrant and Fifth Third Bank since
                                  January 1997. Previously, Mr. Hudepohl was Senior
                                  Vice President of Fifth Third Bank.

James R. Gaunt, 56                EXECUTIVE VICE PRESIDENT. Executive Vice President
                                  of the Registrant since June 1997. Senior Vice
                                  President of the Registrant since March 1994, and
                                  President and CEO of Fifth Third Bank, Kentucky,
                                  Inc. since August 1994. Previously, Mr. Gaunt was
                                  Senior Vice President of the Registrant and Fifth
                                  Third Bank.

Paul L. Reynolds, 40              EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL AND
                                  SECRETARY. Executive Vice President of the
                                  Registrant since September 1999. General Counsel
                                  and Secretary of the Registrant since January
                                  2002. Previously, Senior Vice President of the
                                  Registrant and Fifth Third Bank since March 1997.
                                  Assistant Secretary of the Registrant since March
                                  1995, General Counsel and Assistant Secretary of
                                  Fifth Third Bank since January 1995.

Robert P. Niehaus, 55             EXECUTIVE VICE PRESIDENT. Executive Vice President
                                  of the Registrant and Fifth Third Bank since
                                  August 1995. Previously, Mr. Niehaus was Senior
                                  Vice President of the Registrant since March 1993,
                                  and Senior Vice President of Fifth Third Bank.

Stephen J. Schrantz, 52           EXECUTIVE VICE PRESIDENT. Executive Vice President
                                  of the Registrant and Fifth Third Bank since
                                  October 1989. Previously, Mr. Schrantz was Senior
                                  Vice President of Fifth Third Bank.

                                    PART III

-----------------------------------------------------------------------

                                  Current Position and
Name and Age                      Business Experience During Past 5 Years
------------                      ---------------------------------------
Robert J. King, Jr., 46           EXECUTIVE VICE PRESIDENT. Executive Vice President
                                  of the Registrant since June 1997. President and
                                  CEO of Fifth Third Bank (Northeastern Ohio).
                                  Previously, Mr. King was President and CEO of
                                  Fifth Third Bank, Northwestern Ohio, N.A. and
                                  Senior Vice President of the Registrant since
                                  March 1995.

Gerald L. Wissel, 45              EXECUTIVE VICE PRESIDENT. Executive Vice President
                                  of the Registrant and Fifth Third Bank since
                                  January 1997. Previously, Mr. Wissel was Auditor
                                  of the Registrant and Fifth Third Bank and Senior
                                  Vice President of Fifth Third Bank.

Diane L. Dewbrey, 37              SENIOR VICE PRESIDENT. Senior Vice President of
                                  the Registrant and Fifth Third Bank since January
                                  2002. Previously, Ms. Dewbrey was Senior Vice
                                  President of Fifth Third Bank.

Daniel T. Poston, 43              SENIOR VICE PRESIDENT, AUDITOR. Senior Vice
                                  President of the Registrant and Fifth Third Bank
                                  since January 2002. Auditor of the Registrant and
                                  Fifth Third Bank. Mr. Poston joined the Registrant
                                  in October 2001. Previously, Mr. Poston was a
                                  partner with Arthur Andersen.

R. Mark Graf, 37                  TREASURER. Treasurer of the Registrant since
                                  January 2002 and of Fifth Third Bank since July
                                  2001. Mr. Graf joined the Registrant in July 2001.
                                  Previously, Mr. Graf served in various management
                                  capacities at AmSouth Bancorporation.

David J. DeBrunner, 35            CONTROLLER. Vice President of the Registrant and
                                  Fifth Third Bank since January 2002. Previously,
                                  Mr. DeBrunner was Vice President of Fifth Third
                                  Bank.

                                    PART III

-----------------------------------------------------------------------

The information required by this item concerning Directors is incorporated herein by reference under the caption "ELECTION OF DIRECTORS" (pages 2 through 6) of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption "SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" (page 9) of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by this item is incorporated herein by reference under the caption "EXECUTIVE COMPENSATION" (pages 7 through 13) of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by this item is incorporated herein by reference under the captions "CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS AND EXECUTIVE COMPENSATION" (pages 1 through 13) of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by this item is incorporated herein by reference under the caption "CERTAIN TRANSACTIONS" (page 14) of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

a)   Documents Filed as Part of the Report

                                                                            Page
                                                                            ----
     1.   Index to Financial Statements

          Consolidated Statements of Income for the
            Years Ended December 31, 2001, 2000 and 1999                     *

          Consolidated Balance Sheets as of December 31, 2001
            and 2000                                                         *

          Consolidated Statements of Changes in
            Shareholders' Equity for the Years Ended
            December 31, 2001, 2000 and 1999                                 *

          Consolidated Statements of Cash Flows for the
            Years Ended December 31, 2001, 2000 and 1999                     *

          Notes to Consolidated Financial Statements                         *

          Report of Independent Auditors - Deloitte & Touche LLP             *

          Report of Independent Public Accountants  - Arthur Andersen LLP

          To the Board of Directors of Old Kent Financial Corporation:

          We have audited the consolidated balance sheet of Old Kent Financial Corporation (a Michigan corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
        (continued)
        -----------

a)   Documents Filed as Part of the Report

     1.   Index to Financial Statements (continued)

          evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Kent Financial corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


          /s/ Arthur Andersen LLP

          Chicago, Illinois
          January 17, 2001

     * Incorporated by reference to pages 15 through 36 of the Registrant's 2001 Annual Report to Shareholders attached to this filing as Exhibit 13.

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

          4(e) Guarantee Agreement, dated as of March 20, 1997 between Fifth
               Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (c)

          4(f) Agreement as to Expense and Liabilities, dated as of March 20, 1997 between Fifth Third Bancorp, as the holder of the Common Securities of Fifth Third Capital Trust I and Fifth Third Capital Trust II (c)

          4(g) Old Kent Capital Trust I Floating Rate Subordinated Capital
               Income Securities (d)

          4(h) Form of Fifth Third Bancorp, as successor to Old Kent Financial
               Corporation, Floating Rate Junior Subordinated Debentures Due 2027 (d)

          4(i) Indenture, dated as of January 31, 1997 between Fifth Third
               Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company (e)

          4(j) Guarantee Agreement, dated as of January 31, 1997, between Fifth
               Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company (f)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
         (continued)
         -----------

     3.   Exhibits

          Exhibit No.
          -----------

          4(k) Amended and Restated Declaration of Trust dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company (e)

          10(a) Fifth Third Bancorp Unfunded Deferred Compensation Plan for
                Non-Employee Directors (g) *

          10(b) Fifth Third Bancorp 1990 Stock Option Plan (h) *

          10(c) Fifth Third Bancorp 1987 Stock Option Plan (i) *

          10(d) Indenture effective November 19, 1992 between Fifth Third
                Bancorp, Issuer and NBD Bank, N.A., Trustee (j)

          10(e) Fifth Third Bancorp Master Profit Sharing Plan (k) *

          10(f) Amended and Restated Fifth Third Bancorp 1993 Stock Purchase
                Plan *

          10(g) Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan (l) *

          10(h) Amendment to Fifth Third Bancorp 1998 Long-Term Incentive Stock
                Plan (m) *

          10(i) Fifth Third Bancorp Variable Compensation Plan (n) *

          10(j) Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as
                Amended and Restated (m) *

          10(k) CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock
                Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; King City Federal Savings Bank 1986 Stock Option and Incentive Plan; Indiana Bancshares, Inc. 1990 Stock Option Plan; National Bancorp Stock Option Plan; Indiana Federal Corporation 1986 Stock Option and Incentive Plan; and UF Bancorp, Inc. 1991 Stock Option and Incentive Plan (o) *

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
         (continued)
          ----------

     3.   Exhibits

          Exhibit No.
          -----------

          10(l) Fifth Third Direct (p) *

          10(m) Fifth Third Bancorp Stock Option Gain Deferral Plan (m) *

          10(n) Old Kent Executive Stock Option Plan of 1986, as amended (q) *

          10(o) Old Kent Stock Option Incentive Plan of 1992, as amended (r) *

          10(p) Old Kent Executive Stock Incentive Plan of 1997, as amended (s)
               *

          10(q) Old Kent Stock Incentive Plan of 1999 (t) *

          11 Computation of Consolidated Earnings Per Share for the Years Ended December 31, 2001, 2000, 1999, 1998, and 1997

          13   Fifth Third Bancorp 2001 Annual Report to Shareholders

          21   Fifth Third Bancorp Subsidiaries, as of December 31, 2001

          23.1 Independent Auditors' Consent - Deloitte & Touche LLP

          23.2 Consent of Independent Public Accountants - Arthur Andersen LLP

b)   Reports on Form 8-K

During the quarter ended December 31, 2001 the Registrant filed the following reports on Form 8-K:

Dated December 4, 2001, the Registrant issued "Management Discussion of Trends" which has a general trend overview discussion of the Registrant's expectations for its results of operations for the fourth quarter.

Dated December 18, 2001, the Registrant issued a press release regarding an authorization by the Board of Directors to repurchase shares of its common stock and the announcement of the fourth quarter 2001 common stock dividend.

----------
*    - Denotes management contract or compensatory plan or arrangement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
        (continued)
        -----------

(a) Incorporated by reference to Registrant's Registration Statement, on Form S-4, Registration No. 33-63966.

(b) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(c) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

(d) Incorporated by reference to the Exhibits to Old Kent Financial Corporation's Form S-4 Registration Statement filed July 19, 1997.

(e) Incorporated by reference to the Exhibits to Old Kent Financial Corporation's Form 8-K filed on March 5, 1997.

(f) Incorporated by reference to the Exhibits to Old Kent Financial Corporation's Form 8-K filed on March 4, 1998.

(g) Incorporated by reference to Registrant's Form 10-K Annual Report by reference to Form 10-K filed for fiscal year ended December 31, 1985.

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

(m) Incorporated by reference to Registrant's Proxy Statement dated February 9, 2001.

(n) Incorporated by reference to Registrant's Proxy Statement dated February 9, 1998.

(o) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No.333-84955 and by reference to CNB Bancshares Form 10-K, as amended, for the fiscal year ended December 31, 1998.

(p) Incorporated by reference to Registrant's filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-3, Registration No. 333-41164.

(q) Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000.

(r) Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1995; Exhibit 10.20 to Form 8-K filed on March 5, 1997; Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000.

(s) Incorporated by reference to Old Kent Financial Corporation's Annual Meeting Proxy Statement dated March 1, 1997.

(t) Incorporated by reference to Old Kent Financial Corporation's Annual Meeting Proxy Statement dated March 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)


/s/ George A. Schaefer, Jr.                                       March 11, 2002
---------------------------
George A. Schaefer, Jr.
President and CEO
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 11, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Neal E. Arnold                      /s/ David J. DeBrunner
-------------------------------         --------------------------------     -----------------------------
Neal E. Arnold                          David J. DeBrunner                   James E. Rogers
Executive Vice President and CFO        Controller                           Director
(Principal Financial Officer)           (Principal Accounting Officer)


/s/ Darryl F. Allen                     /s/ Allen M. Hill
-------------------------------         --------------------------------     -----------------------------
Darryl F. Allen                         Allen M. Hill                        Hendrick G. Meijer
Director                                Director                             Director


/s/ John F. Barrett                     /s/ William G. Kagler                /s/ George A. Schaefer, Jr.
-------------------------------         --------------------------------     -----------------------------
John F. Barrett                         William G. Kagler                    George A. Schaefer, Jr.
Director                                Director                             Director, President and CEO
                                                                             (Principal Executive Officer)


                                        /s/ James D. Kiggen                  /s/ John J. Schiff, Jr.
-------------------------------         --------------------------------     -----------------------------
James P. Hackett                        James D. Kiggen                      John J. Schiff, Jr.
Director                                Director                             Director


/s/ Thomas B. Donnell                   /s/ Robert L. Koch II                /s/ Donald B. Shackelford
-------------------------------         --------------------------------     -----------------------------
Thomas B. Donnell                       Robert L. Koch II                    Donald B. Shackelford
Director                                Director                             Director


/s/ Richard T. Farmer                   /s/ Mitchel D. Livingston, Ph.D.     /s/ Dennis J. Sullivan, Jr.
-------------------------------         --------------------------------     -----------------------------
Richard T. Farmer                       Mitchel D. Livingston, Ph.D.         Dennis J. Sullivan, Jr.
Director                                Director                             Director


/s/ Joseph H. Head, Jr.                 /s/ Robert B. Morgan                 /s/ Dudley S. Taft
-------------------------------         --------------------------------     -----------------------------
Joseph H. Head, Jr.                     Robert B. Morgan                     Dudley S. Taft
Director                                Director                             Director



/s/ Joan R. Herschede                                                        /s/ Thomas W. Traylor
-------------------------------         -----------------------------        -----------------------------
Joan R. Herschede                       David E. Reese                       Thomas W. Traylor
Director                                Director                             Director

/s/ David J. Wagner
-------------------------------
David J. Wagner
Director