Form 10-K/A
period 2001-12-31
FIFTH THIRD BANCORP
filed 2002-04-19
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

2001 Annual Report to Shareholders:                        Parts I, II and IV
Proxy Statement for 2002 Annual Meeting of Shareholders:   Parts III and IV

/(1) In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 2001, voting stock owned of record by its directors and principal executive officers, shareholders owning greater than 10% of the voting stock and voting stock held by Registrant's trust departments in a fiduciary capacity./

Explanatory Note: This amendment is being filed in order to correct two typographical errors included in Exhibit 13 that is incorporated by reference into Item 14 of Part IV. The typographical errors are as follows:

     . Correctly state the Cash and Due from Banks balance included in the Consolidated Balance Sheet as of December 31, 2001 as $2,031 million.
     . Correctly state the Net Income and Nonowner Changes in Equity balance for the fiscal year ended December 31, 2000 included in the Consolidated Statement of Changes in Shareholders' Equity as $1,471 million.

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

(s) Incorporated by reference to Old Kent Financial Corporation's Annual Meeting Proxy Statement dated March 1, 1997.

(t) Incorporated by reference to Old Kent Financial Corporation's Annual Meeting Proxy Statement dated March 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
(Registrant)

                                                                  April 19, 2002


/s/ Neal E. Arnold
-------------------------------
Neal E. Arnold
Executive Vice President and
Chief Financial Officer