Form 10-Q
period 2002-03-31
FIFTH THIRD BANCORP
filed 2002-05-15
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended March 31, 2002
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

       Registrant's telephone number, including area code: (513) 534-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

There were 582,889,925 shares of the Registrant's Common Stock, without par value, outstanding as of April 30, 2002.

                               FIFTH THIRD BANCORP

                                      INDEX

Part I.  Financial Information

    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets -
               March 31, 2002 and 2001 and December 31, 2001                   3

               Condensed Consolidated Statements of Income -
               Three Months Ended March 31, 2002 and 2001                      4

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2002 and 2001                      5

               Condensed Consolidated Statements of Changes in Shareholders'
               Equity - Three Months Ended March 31, 2002 and 2001             6

               Notes to Condensed Consolidated Financial Statements       7 - 17

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations             18 - 24

    Item 3.    Quantitative and Qualitative Disclosures About Market
               Risk                                                      24 - 26

Part II. Other Information                                               26 - 28

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
==============================================================================================
                                                     March 31,      December 31,     March 31,
($000's)                                               2002            2001            2001
==============================================================================================
Assets
Cash and Due from Banks                            $  1,344,508      2,030,950       1,422,043
Securities Available-for-Sale (a)                    21,582,217     20,506,594      19,281,407
Securities Held-to-Maturity (b)                          21,922         16,472          28,086
Other Short-Term Investments                             93,854        224,674         209,279
Loans Held for Sale                                   1,454,950      2,180,063       3,468,581
Loans and Leases
  Commercial Loans                                   10,937,209     10,838,518      10,909,265
  Construction Loans                                  3,340,604      3,356,172       3,423,658
  Commercial Mortgage Loans                           5,916,845      6,085,060       6,680,672
  Commercial Lease Financing                          3,190,270      3,150,863       3,270,642
  Residential Mortgage Loans                          4,487,358      4,505,067       5,059,563
  Consumer Loans                                     12,966,617     12,564,893      11,657,749
  Consumer Lease Financing                            2,114,626      1,958,410       3,110,040
  Unearned Income                                      (910,076)      (911,091)     (1,004,782)
  Reserve for Credit Losses                            (628,595)      (624,080)       (639,697)
----------------------------------------------------------------------------------------------
Total Loans and Leases                               41,414,858     40,923,812      42,467,110
Bank Premises and Equipment                             837,663        832,738         811,699
Accrued Income Receivable                               469,578        617,882         535,793
Goodwill                                                685,667        682,300         579,792
Intangible Assets                                       259,483        267,464         229,044
Other Assets                                          2,400,868      2,743,391       2,435,501
----------------------------------------------------------------------------------------------
Total Assets                                       $ 70,565,568     71,026,340      71,468,335
==============================================================================================
Liabilities
Deposits
  Demand                                           $  8,264,762      9,243,549       7,061,772
  Interest Checking                                  15,151,481     13,474,278      11,079,320
  Savings and Money Market                            9,696,525      8,417,228       7,290,259
  Time Deposits, including Foreign                   12,752,975     14,719,035      20,491,993
----------------------------------------------------------------------------------------------
Total Deposits                                       45,865,743     45,854,090      45,923,344
Federal Funds Borrowed                                2,815,452      2,543,769       5,410,567
Short-Term Bank Notes                                       -           33,938             -
Other Short-Term Borrowings                           3,661,571      4,875,023       3,832,808
Accrued Taxes, Interest and Expenses                  2,034,400      1,962,882       1,887,977
Other Liabilities                                       435,709        665,945         418,173
Long-Term Debt                                        7,518,284      7,029,926       6,807,102
Guaranteed Preferred Beneficial Interests in
  Convertible Subordinated Debentures                       -              -           172,500
----------------------------------------------------------------------------------------------
Total Liabilities                                    62,331,159     62,965,573      64,452,471
----------------------------------------------------------------------------------------------
Minority Interest                                       430,919        421,490             -
----------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock (c)                                      1,295,200      1,293,715       1,187,206
Preferred Stock (d)                                       9,250          9,250           9,250
Capital Surplus                                       1,484,094      1,494,764       1,335,163
Retained Earnings                                     5,094,405      4,837,807       4,409,458
Accumulated Nonowner Changes in Equity                  (31,081)         7,823          76,979
Deferred Compensation                                       -              -            (2,192)
Treasury Stock                                          (48,378)        (4,082)            -
----------------------------------------------------------------------------------------------
Total Shareholders' Equity                            7,803,490      7,639,277       7,015,864
----------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         $ 70,565,568     71,026,340      71,468,335
==============================================================================================

(a) Amortized cost: March 31, 2002 - $21,615,736, December 31, 2001 -
    $20,479,014 and March 31, 2001 - $19,162,660.
(b) Market values: March 31, 2002 - $21,922, December 31, 2001 - $16,472 and
    March 31, 2001 - $28,274.
(c) Common Shares: Stated value $2.22 per share; authorized at March 31, 2002, December 31, 2001 and March 31, 2001 - 1,300,000,000; outstanding at March 31, 2002 - 582,651,684 (excludes 771,852 of treasury shares), December 31, 2001 - 582,674,580 (excludes 80,000 treasury shares) and March 31, 2001 -
    575,410,069.
(d) 490,750 shares of no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
====================================================================================================
                                                                               Three Months Ended
                                                                                 March 31,
                                                                          --------------------------
($000's except per share)                                                     2002           2001
====================================================================================================
Interest Income
Interest and Fees on Loans and Leases                                     $   698,756        939,178
Interest on Securities
  Taxable                                                                     302,669        300,110
  Exempt from Income Taxes                                                     14,251         17,097
----------------------------------------------------------------------------------------------------
Total Interest on Securities                                                  316,920        317,207
Interest on Other Short-Term Investments                                        2,036          2,805
----------------------------------------------------------------------------------------------------
Total Interest Income                                                       1,017,712      1,259,190
----------------------------------------------------------------------------------------------------
Interest Expense
Interest on Deposits
  Interest Checking                                                            67,387         86,791
  Savings and Money Market                                                     43,917         62,143
  Time Deposits, including Foreign                                            136,760        316,924
----------------------------------------------------------------------------------------------------
Total Interest on Deposits                                                    248,064        465,858
Interest on Federal Funds Borrowed                                             12,270         48,528
Interest on Short-Term Bank Notes                                                  54            -
Interest on Other Short-Term Borrowings                                        16,937         77,596
Interest on Long-Term Debt                                                     94,220         78,804
----------------------------------------------------------------------------------------------------
Total Interest Expense                                                        371,545        670,786
----------------------------------------------------------------------------------------------------
Net Interest Income                                                           646,167        588,404
Provision for Credit Losses                                                    54,962         65,939
----------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Credit Losses                         591,205        522,465
Other Operating Income
Electronic Payment Processing Income                                          108,058         69,565
Service Charges on Deposits                                                    98,568         77,829
Mortgage Banking Revenue                                                      101,673         60,465
Investment Advisory Income                                                     84,447         77,115
Other Service Charges and Fees                                                130,924        123,887
Securities Gains                                                                9,300          4,319
Securities Losses - Non-Qualifying Hedges on Mortgage Servicing               (36,695)           -
----------------------------------------------------------------------------------------------------
Total Other Operating Income                                                  496,275        413,180
====================================================================================================
Operating Expenses
Salaries, Wages and Incentives                                                217,972        203,204
Employee Benefits                                                              49,601         37,884
Equipment Expenses                                                             28,042         22,064
Net Occupancy Expenses                                                         34,134         36,598
Other Operating Expenses                                                      178,119        185,629
----------------------------------------------------------------------------------------------------
Total Operating Expenses                                                      507,868        485,379
====================================================================================================
Income Before Income Taxes, Minority Interest & Cumulative Effect             579,612        450,266
Applicable Income Taxes                                                       180,029        143,866
----------------------------------------------------------------------------------------------------
Income Before Minority Interest & Cumulative Effect                           399,583        306,400
Minority Interest, Net of Tax                                                   9,429            -
----------------------------------------------------------------------------------------------------
Income Before Cumulative Effect                                               390,154        306,400
Cumulative Effect of Change in Accounting
     Principle, Net of Tax                                                        -            6,781
----------------------------------------------------------------------------------------------------
Net Income                                                                    390,154        299,619
Dividends on Preferred Stock                                                      185            185
----------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders                               $   389,969        299,434
====================================================================================================
Per Share:
  Earnings                                                                $      0.67           0.52
  Diluted Earnings                                                        $      0.66           0.51
  Cash Dividends                                                          $      0.23           0.20
====================================================================================================
Average Shares (000's):
  Outstanding                                                                 582,583        571,182
  Diluted                                                                     594,982        586,852
====================================================================================================

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
==============================================================================================================
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    --------------------------
($000's)                                                                                2002           2001
==============================================================================================================
Operating Activities
Net Income                                                                          $   390,154        299,619
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In)
    Operating Activities:
  Provision for Credit Losses                                                            54,962         65,939
  Minority Interest in Net Income                                                         9,429            -
  Depreciation, Amortization and Accretion                                               62,612         57,956
  Provision for Deferred Income Taxes                                                       110         22,323
  Realized Securities Gains                                                              (9,368)        (5,726)
  Realized Securities Gains - Non-Qualifying Hedges on Mortgage Servicing               (10,658)           -
  Realized Securities Losses                                                                 68          1,407
  Realized Securities Losses - Non-Qualifying Hedges on Mortgage Servicing               47,353            -
  Proceeds from Sales of Residential Mortgage Loans Held for Sale                     2,656,166      3,245,380
  Net Gain on Sales of Loans                                                            (42,716)       (73,318)
  Increase in Residential Mortgage Loans Held for Sale                               (1,890,668)    (5,002,300)
  Decrease in Accrued Income Receivable                                                 148,304         28,598
  Decrease (Increase) in Other Assets                                                   308,336         (4,164)
  Increase in Accrued Taxes, Interest and Expenses                                       92,071        150,423
  Increase (Decrease) in Other Liabilities                                             (230,414)        24,992
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                                   1,585,741     (1,188,871)
==============================================================================================================
Investing Activities
Proceeds from Sales of Securities Available-for-Sale                                  1,041,600      4,542,596
Proceeds from Calls, Paydowns and Maturities of Securities Available-for-Sale         2,209,383      1,386,762
Purchases of Securities Available-for-Sale                                           (4,417,614)    (4,845,329)
Proceeds from Calls, Paydowns and Maturities of Securities Held-to-Maturity               4,283          5,603
Purchases of Securities Held-to-Maturity                                                 (9,733)           (74)
Decrease in Other Short-Term Investments                                                130,820         23,246
Increase in Loans and Leases                                                           (546,009)      (339,856)
Purchases of Bank Premises and Equipment                                                (34,342)       (26,989)
Proceeds from Disposal of Bank Premises and Equipment                                     5,902          1,499
Net Cash Paid In Acquisitions                                                               -          (16,976)
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                  (1,615,710)       730,482
==============================================================================================================
Financing Activities
Increase in Transaction Account Deposits                                              1,977,713        707,722
Decrease in Consumer Time Deposits                                                   (1,207,741)       (43,538)
Decrease in CDs - $100,000 and Over, including Foreign                                 (758,319)    (3,929,312)
Increase in Federal Funds Borrowed                                                      271,683      3,181,049
Decrease in Short-Term Bank Notes                                                       (33,938)           -
Decrease in Other Short-Term Borrowings                                                (709,046)      (351,955)
Proceeds from Issuance of Long-Term Debt                                                    139      2,076,263
Repayment of Long-Term Debt                                                              (9,838)    (1,354,202)
Payment of Cash Dividends                                                              (134,200)      (134,866)
Exercise of Stock Options                                                                42,678         34,070
Proceeds from Sale of Common Stock                                                          -            2,084
Purchases of Stock                                                                      (95,241)           -
Other                                                                                      (363)       (13,421)
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities                                    (656,473)       173,894
==============================================================================================================
Decrease in Cash and Due from Banks                                                    (686,442)      (284,495)
Cash and Due from Banks at Beginning of Period                                        2,030,950      1,706,538
==============================================================================================================
Cash and Due from Banks at End of Period                                            $ 1,344,508      1,422,043
==============================================================================================================

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)
=========================================================================================================
                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               --------------------------
($000's)                                                                           2002           2001
=========================================================================================================
Balance at December 31                                                         $ 7,639,277      6,662,412
Net Income                                                                         390,154        299,619
Nonowner Changes in Equity, Net of Tax:
  Change in Unrealized Gains (Losses) on Securities Available-for-Sale
   and Qualifying Cash Flow Hedges                                                 (38,904)        48,967
---------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                          351,250        348,586
Cash Dividends Declared:
 Fifth Third Bancorp:
  Common Stock  (2002 - $.23 per share and 2001 - $.20 per share)                 (133,926)       (94,376)
  Preferred Stock                                                                     (185)           -
 Pooled Companies Prior to Acquisition:
  Common Stock                                                                         -          (50,872)
  Preferred Stock                                                                      -             (185)
Stock Options Exercised including Treasury Shares Issued                            42,678         34,070
Shares Purchased                                                                   (95,241)           -
Stock Issued in Acquisitions and Other                                                (363)       116,229
---------------------------------------------------------------------------------------------------------
Balance at March 31                                                            $ 7,803,490      7,015,864
=========================================================================================================

See Notes to Condensed Consolidated Financial Statements

                              FINANCIAL INFORMATION

Item 1.  Notes to Condensed Consolidated Financial Statements
-------------------------------------------------------------

1. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the condensed consolidated financial position as of March 31, 2002 and 2001, the results of operations for the three months ended March 31, 2002 and 2001, the statements of cash flows for the three months ended March 31, 2002 and 2001 and the statements of changes in shareholders' equity for the three months ended March 31, 2002 and 2001. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant" or "Fifth Third"). The results of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Registrant's Annual Report on Form 10-K/A. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation. As described in Note 2, the accompanying prior period Condensed Consolidated Financial Statements of the Registrant have been restated to include the financial results of Old Kent Financial Corporation ("Old Kent").

2.       Business Combinations:
         ---------------------

         On January 2, 2001, the Registrant completed the acquisition of Resource Management, Inc., d.b.a. Maxus Investment Group ("Maxus"), an Ohio corporation. Maxus was a privately-held diversified financial services company that provides investment management and brokerage services, headquartered in Cleveland, Ohio. In connection with this acquisition, the Registrant issued 470,162 shares of Fifth Third common stock and paid $18.1 million in cash for the outstanding capital stock of Maxus. This transaction was accounted for as a purchase transaction. The results of operations of Maxus were included in the Consolidated Financial Statements of the Registrant beginning January 2, 2001. The pro forma prior period results are not material.

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

-------------------------------------------------------------------------

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

         During 2001, the Registrant incurred merger-related charges totaling $384.0 million ($293.6 million after tax, or $.50 per diluted share) in connection with the Old Kent merger transaction. The significant components of the merger charge include employee-related charges of $77.4 million, professional fees of $45.8 million, credit quality charges of $35.4 million, duplicate facilities and equipment of $95.1 million, conversion costs of $70.8 million, $28.7 million loss incurred on the sale of Old Kent's subprime mortgage lending portfolio in order to align Old Kent with the Registrant's asset/liability management policies, $15.2 million in net losses resulting from the sale of subsidiaries, out-of-market mortgage operations and six branches required to be divested as a condition for regulatory approval of the merger and other merger-related charges of $15.6 million.

         Employee-related costs include the severance packages negotiated with approximately 1,400 people (including all levels of the previous Old Kent organization from the executive management level to back office support staff) and the change-in-control payments made pursuant to pre-existing employment agreements. Employee-related payments made through March 31, 2002 totaled approximately $71.1 million, including payment to the approximate 1,330 people that have been terminated as of March 31, 2002. All remaining terminations are expected to be completed at the beginning of the second quarter.

         Credit quality charges relate to conforming Old Kent commercial and consumer loans to the Registrant's credit policies. Specifically, these loans were conformed to the Registrant's credit rating and review systems as documented in the Registrant's credit policies. Commercial credit quality charges largely relate to Old Kent concentrations in real estate investment property lending and sub prime lending and their related collateral quality valuations as well as Old Kent's overall higher commercial lending authorities, as compared to the Registrant's standards. Consumer credit quality charges largely relate to the application of the Registrant's more conservative grading of high LTV loans and purchased home equity loan portfolios. Based on the conforming ratings, reserves were established based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluated the collectibility of both principal and interest in assessing the need for a loss accrual. During the second quarter of 2001 the Registrant recognized a provision for credit losses and charged-off $35.4 million in loans related to these factors.

         Duplicate facilities and equipment charges of $95.1 million largely include writedowns of duplicative equipment and software, negotiated terminations of several office leases and other facility exit costs. The Registrant has approximately $13.7 million of remaining negotiated termination and lease payments of exited facilities as of March 31, 2002.

-------------------------------------------------------------------------

         Conversion costs of $70.8 million include vendor contract termination costs related to certain application systems of $19.9 million and the conversion of new affiliates and banking centers (including signage and all customer relationships).

         Summary of merger-related accrual activity at March 31:

          ($ in millions)                                            2002
         =======================================================================
         Balance, January 1                                          $54,541
         Cash payments                                               (34,582)
         -----------------------------------------------------------------------
         Balance, March 31                                           $19,959
         =======================================================================

         On October 31, 2001, the Registrant completed the acquisition of USB, Inc. (USB) and its subsidiaries. USB was a privately held company that provides payment processing services for agent banks and small and medium-sized merchants. This transaction was accounted for as a purchase transaction. Earlier in fiscal 2001, the Registrant had purchased 49% of USB's outstanding common and preferred stock. The consolidated results of USB were included in the financial statements of the Registrant beginning on October 31, 2001. The pro forma prior period results are not material.

3. For the first three months of 2002, the Registrant paid $415,956,000 in interest and $25,554,000 in Federal income taxes. For the same period in 2001, the Registrant paid $696,401,000 in interest and paid $7,500,000 in Federal income taxes. During the first three months of 2002 and 2001, the Registrant had noncash investing activities consisting of the securitization of $0 and $583,481,000 of residential mortgage and consumer loans, respectively.

4. Effective January 1, 2001, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. On the date the Registrant enters into a derivative contract, the Registrant designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in accumulated nonowner changes in equity within shareholders' equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income.

         Prior to entering a hedge transaction, the Registrant formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective

         Item 1.  Notes to Condensed Consolidated Financial Statements
         -------------------------------------------------------------
         (continued)
         -----------

         and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in net income.

         The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate and principal only swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Principal only ("PO") swaps are total return swaps based on changes in value of underlying PO trust. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract's specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. The Registrant also enters into foreign exchange contracts for the benefit of customers. Generally, the Registrant hedges the exposure of these free-standing derivatives, entered into for the benefit of customers, by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant's exposure to the replacement value of the contracts rather than the notional principal or contract amounts. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. The Registrant will hedge its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers.

         Upon adoption of this statement on January 1, 2001, the Registrant recorded a cumulative effect of change in accounting principle of approximately $6.8 million, net of tax.

         FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate long-term debt to floating-rate debt. The Registrant's practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are primarily made through consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and by interest rate levels. For the quarter ended March 31, 2002, the Registrant met certain criteria required to qualify for shortcut method accounting on its fair value hedges of this type. Based on this shortcut method

         Item 1.  Notes to Condensed Consolidated Financial Statements
         -------------------------------------------------------------
         (continued)
         -----------

         accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both swap and long-term debt. The Registrant has approximately $10.2 million and $16.4 million of fair value hedges included in other assets in the March 31, 2002 and 2001 Condensed Consolidated Balance Sheets, respectively. Additionally, the Registrant enters into forward contracts to hedge the forecasted sale of its mortgage loans. For the quarter ended March 31, 2002, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held-for-sale in the Condensed Consolidated Balance Sheet. The Registrant had approximately $2.4 million and $4.5 million of fair value hedges included in loans held for sale in the March 31, 2002 and 2001 Condensed Consolidated Balance Sheets, respectively.

         As of March 31, 2002, there were no instances of designated hedges no longer qualifying as fair value hedges.

         CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate liabilities to fixed rates and to hedge certain forecasted transactions. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. As of March 31, 2002, $8.6 million in deferred losses, net of tax, related to existing hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. As of March 31, 2002, $8.6 million in deferred losses on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

         For the quarter ended March 31, 2002, there were no cash flow hedges that were discontinued related to forecasted transactions deemed not probable of occurring. The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those forecasted transactions related to the payments of variable interest in existing financial instruments, is five years for hedges converting floating-rate loans to fixed. The Registrant has approximately $13.2 million of cash flow hedges related to the floating-rate liabilities included in other short-term borrowings in the March 31, 2002 Condensed Consolidated Balance Sheet.

         FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that primarily focus on providing derivative products to customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. Additionally, the Registrant enters into a combination of free-standing derivative instruments (PO swaps, floors, forward contracts and interest rate swaps) to hedge changes in fair value of its fixed rate mortgage servicing rights portfolio. The commitments and

         Item 1.  Notes to Condensed Consolidated Financial Statements
         -------------------------------------------------------------
         (continued)
         -----------

         free-standing derivative instruments are marked to market and recorded as a component of mortgage banking revenue in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2002 and 2001, the Registrant recorded gains of $6.7 million and $5.7 million, respectively, on foreign exchange contracts for customers, losses of $1.5 million and gains of $2.1 million, respectively, on the net change in interest rate locks and forward contracts and losses of $3.1 million and $.1 million, respectively, on free-standing derivatives related to mortgage servicing rights. The Registrant has approximately $3.5 million and $2.0 million, respectively, of free-standing derivatives related to customer transactions included in accrued income receivable, a net $.6 million and $.7 million, respectively, of free-standing derivatives related to interest rate locks and forward commitments to sell included in other assets and $30.9 million and $.7 million, respectively, related to mortgage servicing rights included in other assets in the March 31, 2002 and 2001 Condensed Consolidated Balance Sheets.

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

6. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. In accordance with SFAS No. 142, the Registrant adopted the amortization provisions effective January 1, 2002 and is currently in the process of finalizing the initial goodwill impairment review that is required to be completed no later than June 30, 2002. The Registrant does not anticipate any impairment will result from this review. The following tables illustrate financial results on a pro forma basis as if SFAS No. 142 was effective beginning January 1, 2001.

         Item 1.  Notes to Condensed Consolidated Financial Statements
         -------------------------------------------------------------
         (continued)
         -----------

         Results of Operations (000's):

                                                                       Three Months Ended
         (000's)                                                March 31, 2002     March 31, 2001
         ========================================================================================
         Income Before Minority Interest and Cumulative Effect    $399,583              314,900
         Net Income Available to Common Shareholders              $389,969              307,934
         Earnings per Diluted Share                                 $.66                   .53
         ========================================================================================

         The following table presents a reconciliation between originally reported Net Income Available to Common Shareholders for the period ending March 31, 2001 and Net Income Available to Common Shareholders restated for the effects of SFAS No. 142 ($000's):

                                                                                 March 31, 2001
         ========================================================================================
         Net Income Available to Common Shareholders                                $299,434
              (as originally reported)
         Effect of Goodwill Amortization Expense (net of $1,284 of tax)                8,500
         ----------------------------------------------------------------------------------------
         Net Income Available to Common Shareholders (restated)                     $307,934
         ========================================================================================

         Detail of Intangible Assets as of March 31, 2002 ($000's):

                                                           Gross Carrying            Accumulated
                                                               Amount               Amortization
         ========================================================================================
         Amortized Intangible Assets
         Core Deposits                                        $341,671                   140,650
         Charter Agreements                                        860                       604
         Merchant Processing Agreements                         61,202                     2,996
         ----------------------------------------------------------------------------------------
         Total                                                $403,733                   144,250
         ========================================================================================

         As of March 31, 2002, the Registrant does not have any intangible assets that are not currently being amortized. Amortization expense of $9.4 million was recognized on intangible assets for the three months ended March 31, 2002. Estimated future amortization expense is as follows:

         For the Years Ended December 31 ($000's):

         ========================================================================================
         2002                                                                            $36,690
         ----------------------------------------------------------------------------------------
         2003                                                                             36,598
         ----------------------------------------------------------------------------------------
         2004                                                                             35,935
         ----------------------------------------------------------------------------------------
         2005                                                                             35,288
         ----------------------------------------------------------------------------------------
         2006                                                                             33,110
         ========================================================================================

7. In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." This bulletin further clarifies the staff's view on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with generally accepted accounting principles. The Registrant did not experience any material changes to its existing methodology as a result of adoption of this bulletin.

8. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations

         Item 1.  Notes to Condensed Consolidated Financial Statements
         -------------------------------------------------------------
         (continued)
         -----------

         associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends SFAS Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this standard is not expected to have a material effect on the Registrant's Condensed Consolidated Financial Statements.

9. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets." This Statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of a long-lived asset. This Statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material effect on the Registrant.

10. In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This Statement rescinds SFAS Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. Adoption of SFAS No. 145 is not expected to have a material effect on the Registrant.

11. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Registrant has determined its principal segments to be Retail Banking, Commercial Banking, Investment Advisory Services and Electronic Payment Processing. Retail Banking provides a full range of deposit products and consumer loans and leases. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Investment Advisory Services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Electronic Payment Processing, through Midwest Payment Systems ("MPS"), provides electronic funds transfer ("EFT") services, merchant transaction processing, operates the Registrant's Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General Corporate and Other

--------------------------------------------------------------------------

          includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

          The financial information for each operating segment is reported on the basis used internally by the Registrant's management to evaluate performance and allocate resources.

          The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions, principally EFT services from MPS to the banking segments, are generally charged at rates available to, and transactions with, unaffiliated customers.

          The performance measurement of the operating segments is based on the management structure of the Registrant and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segment's financial condition and results of operations if they were independent entities.

          Total revenues exclude non-mortgage related securities gains of $9.3 million and $4.3 million for the period ended March 31, 2002 and 2001, respectively. Results of operations and selected financial information by operating segment for the three months ended March 31, 2002 and 2001 are as follows:


Three Months Ended                                  Investment   Electronic       General
    March 31                Commercial    Retail     Advisory     Payment        Corporate
    ($000's)                 Banking     Banking     Services    Processing (a)   And Other   Eliminations (a)  Total
=======================================================================================================================
    2002
Total Revenues              $ 323,863     542,262     114,546     114,629          45,454       (7,612)       1,133,142
-----------------------------------------------------------------------------------------------------------------------
Net Income Available to
Common Shareholders         $ 139,848     171,056      31,928      30,633          16,504          -            389,969
=======================================================================================================================
Goodwill at Jan. 1, 2002    $ 183,378     235,817      98,393     164,712             -            -            682,300
Goodwill Recognized
   During the Period              -           -           -         3,367             -            -              3,367
Impairment Losses                 -           -           -           -               -            -                -
-----------------------------------------------------------------------------------------------------------------------
Goodwill at Mar. 31, 2002   $ 183,378     235,817      98,393     168,079             -            -            685,667
=======================================================================================================================
Identifiable Assets
(in millions)               $  19,647      25,471       1,431         374          23,643          -             70,566
=======================================================================================================================

    2001
-----------------------------------------------------------------------------------------------------------------------
Total Revenues              $ 261,774     489,861      97,561      75,257          78,504       (5,692)         997,265
-----------------------------------------------------------------------------------------------------------------------
Net Income Available to
Common Shareholders         $ 106,857     151,103      22,778      24,913          (6,217)         -            299,434
=======================================================================================================================

(a) Electronic Payment Processing service revenues provided to the banking segments by MPS are eliminated in the Condensed Consolidated Statements of Income.

-------------------------------------------------------------------------

12. The Registrant has elected to present the disclosures required by SFAS No. 130, "Reporting Comprehensive Income," in the Condensed Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity" represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the three months ended March 31 are as follows:

                                                                                Three Months Ended
                                                                                    March 31,
($000's)                                                                       2002            2001
=======================================================================================================
Reclassification Adjustment, Pretax
=======================================================================================================
Change in unrealized gains (losses) arising during period                    $(88,493)        80,220
Reclassification adjustment for (gains) losses included in net income          27,395         (4,319)
-------------------------------------------------------------------------------------------------------
Change in unrealized gains (losses) on securities available-for-sale         $(61,098)        75,901
=======================================================================================================

Related Tax Effects
=======================================================================================================
Change in unrealized gains (losses) arising during period                    $(31,513)        28,262
Reclassification adjustment for (gains) losses included in net income          10,850         (1,328)
-------------------------------------------------------------------------------------------------------
Change in unrealized gains (losses) on securities available-for-sale         $(20,663)        26,934
=======================================================================================================

Reclassification Adjustments, Net of Tax
=======================================================================================================
Change in unrealized gains (losses) arising during period                    $(56,980)        51,958
Reclassification adjustment for (gains) losses included in net income          16,545         (2,991)
-------------------------------------------------------------------------------------------------------
Change in unrealized gains (losses) on securities available-for-sale         $(40,435)        48,967
=======================================================================================================

Accumulated Nonowner Changes in Equity
=======================================================================================================
Beginning Balance
  Unrealized gains on securities available-for-sale                          $ 17,961         28,012
Current Period Change                                                         (40,435)        48,967
-------------------------------------------------------------------------------------------------------
Ending Balance
  Unrealized gains (losses) on securities available-for-sale                 $(22,474)        76,979
=======================================================================================================
Beginning Balance
  Unrealized losses on qualifying cash flow hedges                           $(10,138)           -
Current Period Change, net of tax of $.8 million                                1,531            -
-------------------------------------------------------------------------------------------------------
Ending Balance
  Unrealized losses on qualifying cash flow
  hedges, net of tax of $4.6 million                                         $ (8,607)           -
=======================================================================================================
Accumulated nonowner changes in equity                                       $(31,081)        76,979
=======================================================================================================

-------------------------------------------------------------------------

13. The reconciliation of earnings per share to earnings per diluted share follows:


Three Months Ended March 31,                                        2002                                       2001
=================================================================================================================================
                                                      Net         Average       Per-Share        Net         Average    Per-Share
($000's except per share)                            Income        Shares        Amount        Income         Shares      Amount
=================================================================================================================================
EPS
Net Income                                          $390,154                                   $299,619
Less:  Dividends on Preferred Stock                      185                                        185

---------------------------------------------------------------------------------------------------------------------------------
Income Available to Common Shareholders             $389,969       582,583         $.67        $299,434       571,182        $.52
Effect of Dilutive Securities
Stock Options                                                       12,091                                     10,946

Convertible Preferred Stock                              145           308                          145           308

Interest on 6% Convertible
  Subordinated Debentures due 2028,
  Net of Applicable Income Taxes                         -             -                          1,640         4,416
---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Diluted Share
Income Available to Common Shareholders
  Plus Assumed Conversions                          $390,114       594,982         $.66        $301,219       586,852        $.51
=================================================================================================================================

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

Results of Operations
---------------------

The Registrant's operating earnings were $390.0 million for the first quarter of 2002, up 27.4 percent compared to $306.2 million for the same period last year. Operating earnings per diluted share were $.66 for the first quarter, up 26.9 percent from $.52 for the same period last year. First quarter 2002 operating earnings are equivalent to net income available to common shareholders. Operating earnings for the first quarter of 2001 exclude an after tax charge for a nonrecurring change in accounting principle of $6.8 million or $.01 per share.

Net interest income on a fully taxable equivalent basis for the first quarter of 2002 was $654.3 million, an 8.9 percent increase over $600.6 million for the same period last year, resulting principally from a 1.1 percent growth in average interest-earning assets and a 29 basis point ("bp") increase in net interest margin, from 3.81 percent during the first quarter of 2001 to 4.10 percent in the first quarter 2002. The negative effect of a decline in the yield on average interest-earning assets of 163 bp over first quarter 2001 was offset by a decrease in funding costs of 214 bp for the three months ended March 31, 2002. The decline in funding costs was primarily due to the repricing of borrowed funds and lower year-over-year deposit rates on existing accounts.

The provision for credit losses was $55.0 million in the 2002 first quarter compared to $65.9 million in the same period last year. Net charge-offs for the quarter were $50.4 million compared to $48.4 million in the 2001 first quarter and $54.6 million last quarter. Net charge-offs as a percent of average loans and leases outstanding increased 3 bp to .49 percent from .46 percent in the same period last year. Nonperforming assets as a percentage of total loans, leases and other real estate owned was .57 percent at March 31, 2002 compared to ..52 percent at March 31, 2001 and .57 percent last quarter. Underperforming assets were $417.1 million at March 31, 2002, or .99 percent of total loans, leases and other real estate owned, up 22 bp compared to the $332.1 million, or ..77 percent, at March 31, 2001 and up 3 bp compared to the $398.8 million or .96 percent last quarter.

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. During the first quarter of 2001, the Registrant recognized additional provision for credit losses upon the consideration of historical and anticipated loss rates that resulted in the total reserve for credit losses increasing from 1.43 percent to 1.48 percent of the total loan and lease portfolio. The overall decrease between periods in the provision for credit losses is attributable to this additional provision recognized in the 2001 first quarter.

Total other operating income, excluding non-mortgage related securities gains and losses, increased 19.1 percent to $487.0 million compared to $408.9 million in the first quarter 2001. Electronic payment processing income was $108.1 million in the 2002 first quarter, an increase of 55.3 percent compared to the same period in 2001, or 25.1 percent excluding the approximate $21 million revenue addition from the fourth quarter 2001 purchase acquisition of USB. Increases in electronic funds transfers ("EFT") and higher transaction volume from increased debit and ATM card usage, coupled with increased merchant processing contributed to the overall increase in electronic payment processing income.

During the 2001 third quarter, the Registrant began an on-balance sheet non-qualifying hedging strategy to protect against volatility related to the value of the mortgage servicing rights portfolio. This strategy included the purchase of various securities classified as available-for-sale on the Condensed Consolidated Balance Sheet. Throughout the quarter certain of these securities were sold resulting in realized losses of $36.7 million.

Mortgage banking revenue increased to $101.7 million in the first quarter of 2002, excluding the $36.7 million in realized security losses from the non-qualifying mortgage servicing rights hedging strategy. This represents a
68.2 percent increase over 2001's first quarter revenue of $60.5 million. This increase was primarily due to increased in-market loan originations coupled with a decline in prepayment speeds and loan refinancing that resulted in a reduction in impairment recognized on the mortgage servicing rights portfolio. Including the $36.7 million in realized losses on security sales, mortgage banking revenue was $65.0 million in the first quarter of 2002 representing a 7.5 percent increase over the same period last year.

Compared to the same period in 2001, investment advisory income increased 9.5 percent to $84.4 million in the first quarter of 2002. This increase was the result of improvements in market sensitive revenues coupled with double digit increases in private client services and record retail brokerage performance. Fifth Third continues to be one the largest money managers in the Midwest and as of March 31, 2002 had over $192 billion in assets under care and $33 billion in assets under management.

Service charges on deposits increased 26.6 percent over the same period last year primarily due to the expansion of delivery systems and continued sales success in treasury management services and Retail and Commercial deposit campaigns. First quarter Retail deposit revenue increased 14.1 percent year-over-year, driven by the success of sales campaigns and direct marketing programs in generating new account relationships in all of the Registrant's markets. Commercial deposit revenues increased 48.5 percent over last year's first quarter on the strength of new customer relationships and successful cross-selling efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

Other service charges and fees increased 5.7 percent over the same period last year primarily due to increases in loan origination fees across nearly all categories from continued strong loan demand. For the first quarter ended March 31, 2002, commercial banking revenues increased 36.7 percent, credit card fees increased 10.5 percent and consumer loan and lease fees increased 29.8 percent.

The efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income, excluding non-mortgage related security gains) was 44.5 percent for the 2002 first quarter. This represents an improvement from the 48.1 percent achieved in first quarter of 2001. The improvement in the first quarter efficiency ratio was due to revenue growth of 13.6 percent outpacing expense increases of 4.6 percent. Total operating expenses increased to $507.9 million, or 4.6 percent compared to first quarter 2001. Salaries, wages, incentives and benefits increased 11 percent in the first quarter of 2002 primarily due to an increase in incentive compensation resulting from increased sales production and personnel increases along with an increase in profit sharing expense due to the inclusion of the former Old Kent employees in the Fifth Third Profit Sharing Plan beginning in January 2002. Net occupancy expense decreased 6.7 percent during the first quarter primarily due to a decrease in rent expense from the closure of duplicate facilities from the Old Kent integration. Total other operating expenses remained relatively constant with a 4.0 percent decrease in the first quarter of 2002 as compared to the same period in the prior year.

Financial Condition and Capital Resources
-----------------------------------------

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $70.6 billion at March 31, 2002 compared to $71.0 billion at December 31, 2001 and $71.5 billion at March 31, 2001, a decrease of .6 percent and 1.3 percent, respectively. On an operating basis, return on average equity was 20.1 percent and return on average assets was 2.23 percent for the first quarter of 2002 compared to 18.1 percent and 1.79 percent, respectively, for the same quarter of last year.

Average interest-earning assets increased to $64.7 billion for the first quarter of 2002, an increase of $727 million, or 1.1 percent, over the same period last year and $257 million, or .4 percent, over 2001 fourth quarter. Average interest-earning assets increased compared to the same period last year primarily due to growth in taxable securities of $2.6 billion, or 14.6 percent, offset by a decrease of $1.7 billion, or 3.7 percent, in loans and leases. Compared to 2001 fourth quarter, average interest earning assets increased due to growth in loans and leases of $241 million or 5.6 percent.

Transaction account deposits grew 30.2 percent, or $7.7 billion, over the same period last year and $2.0 billion, or 6.4 percent, over 2001 year-end. Transaction account deposit growth during the period is primarily attributable to the success of campaigns emphasizing customer deposit accounts. Total deposits remained relatively flat over the same period last year and as compared to 2001 fourth quarter as transaction account growth was offset by a decrease in time deposits.

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 2002, shareholders' equity was $7.8 billion compared to $7.0 billion at March 31, 2001, an increase of $788 million, or 11.2 percent. Shareholders' equity as a

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

percentage of total assets as of March 31, 2002 was 11.1 percent. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at March 31, 2002 and 2001. The Registrant expects to maintain these ratios above the well capitalized levels throughout 2002. At March 31, 2002, the Registrant had a Tier 1 risk-based capital ratio of 12.42 percent, a total risk-based capital ratio of 14.84 percent and a leverage ratio of 10.53 percent. At March 31, 2001, the Registrant had a Tier 1 risk-based capital ratio of 11.4 percent, a total risk-based capital ratio of 13.5 percent and a leverage ratio of 9.6 percent.

Critical Accounting Policies
----------------------------

Reserve for Credit Losses: The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level the Registrant considers to be adequate to absorb probable loan and lease losses inherent in the portfolio and is based on evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Registrant's review of the historical credit loss experience and such factors which, in management's judgement, deserve consideration under existing economic conditions in estimating probable credit losses. The reserve is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from "base" and "conservative" estimates. The Registrant's methodology for assessing the appropriate reserve level consists of several key elements.

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

The Registrant's primary market areas for lending are Ohio, Kentucky, Indiana, Florida, Michigan, Illinois and West Virginia. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely-associated effect changing economic conditions has on the Registrant's customers.

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion the reserve of $628,595,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at March 31, 2002.

Valuation of Derivatives: The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate and principal only swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. The primary risk of material changes to the value of the derivative instruments is the fluctuation in interest rates, however, as the Registrant principally utilizes these derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction.

Valuation of Mortgage Servicing Rights: When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized or sold loans. Gain or loss on sale of the loans depends in part on the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests based on their relative fair value at the date of the sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

future expected cash flows using management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Servicing rights resulting from loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment periodically, based on fair value, with any impairment recognized through a valuation allowance. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying mortgage loans, the weighted-average life of the loan and the discount rate. The primary risk of material changes to the value of the mortgage servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Registrant monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. By adjusting the allowance as necessary each quarter, the Registrant mitigates its risk to material adverse changes in the value of the portfolio.

Off-Balance Sheet and Certain Trading Activities
------------------------------------------------

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant's off-balance sheet derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Registrant's Asset/Liability Management Committee's (ALCO) capital planning directives, to hedge changes in fair value of its fixed rate mortgage servicing rights portfolio or to provide qualifying customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee and the Board of Directors.

As part of the Registrant's ALCO management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated QSPE that is wholly owned by an independent third party. During the period ended March 31, 2002, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At March 31, 2002, the outstanding balance of loans transferred was $2.1 billion. Given the investment grade nature of the loans transferred, the Registrant does not expect this recourse feature to result in a significant use of funds in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

The Registrant had the following cash flows with the unconsolidated QSPE during the period ended March 31:

         ($ in millions)                                2002         2001
         =================================================================
         Proceeds from transfers                      $  99.2        68.1
         Transfers received from QSPE                 $  71.1        37.9
         Fees received                                $   7.0         4.8
         =================================================================

Through March 31, 2002, the Registrant has sold, subject to credit recourse and with servicing retained, a total of approximately $2.3 billion in leased autos to an unrelated asset-backed special purpose entity that have subsequently been leased back to the Registrant. No significant gain or loss has been recognized on these transactions and the Registrant has established a loss reserve for estimated future losses based on historical loss experience. As of March 31, 2002, the outstanding balance of these leases was $2.0 billion and pursuant to this sale-leaseback, the Registrant has future operating lease payments and corresponding scheduled annual lease receipts from the underlying lessee totaling $2.0 billion.

Finally, the Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale. Although the Registrant's securitization policy permits the retention of subordinated tranches, servicing rights, and in some cases a cash reserve, the Registrant has historically only retained mortgage servicing rights interests in these sales.

Foreign Currency Exposure
-------------------------

At March 31, 2002 and 2001, the Registrant maintained foreign office deposits of $845.9 million and $1.3 billion, respectively. These foreign deposits represent U.S. dollar denominated deposits in our foreign branches located in the Cayman Islands. Balances decreased from the prior period as the Registrant utilized the increase in core deposits and federal funds at lower rates to improve net interest margin. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. Generally, the Registrant enters into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Liquidity and Market Risk
-------------------------

The objective of the Registrant's asset/liability management function is to maintain consistent growth in net interest income within the Registrant's policy limits. This objective is accomplished through management of the Registrant's balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

------------------------------------------------------------------------------

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of March 31, 2002, the Registrant had approximately $1.4 billion in securities and other short-term investments maturing or repricing within one year. Additional asset-driven liquidity is provided by the remainder of the securities portfolio and securitizable loan and lease assets. These sources, in addition to the Registrant's 11.09 percent average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources. The Registrant also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable through its FHLB member subsidiaries. The Registrant also has significant unused funding capacity in the national money markets. The Registrant's A-1+/Prime-1 ratings on its commercial paper and AA-/Aa3 ratings for its senior debt, along with the AA-/Aa2 long-term deposit ratings of Fifth Third Bank (Ohio); Fifth Third Bank, Michigan; Fifth Third Bank, Indiana; Fifth Third Bank, Kentucky, Inc.; and Fifth Third Bank, Northern Kentucky, continue to be among the best in the industry. The continued confidence of the rating agencies has been demonstrated by the affirmation of our ratings by all major rating agencies following the completion of the Old Kent acquisition. These ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional liquidity. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Given the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not expect any downgrade in the credit ratings in the upcoming year. Management considers interest rate risk the Registrant's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Registrant's net interest revenue is largely dependent upon the effective management of interest rate risk.

The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for on and off-balance sheet instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Actual results will differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Registrant's ALCO, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Registrant's current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12- and 24-month horizon assuming a 200 basis point linear

------------------------------------------------------------------------------

increase or decrease in all interest rates. Current policy limits this exposure to plus or minus 7 percent of net interest income for a 12-month and a 24-month horizon.

The following table shows the Registrant's estimated earnings sensitivity profile as of March 31, 2002:

                   Change in              Percentage Change in
                   Interest Rates          Net Interest Income
                   (basis points)       12 Months      24 Months
                   =================================================
                        +200             (1.14)%         (.02)%
                        -200              (.47)%        (9.22)%
                   =================================================

Given a linear 200 bp increase in the yield curve used in the simulation model, it is estimated net interest income for the Registrant would decrease by 1.14 percent over one year and .02 percent over two years. A 200 bp linear decrease in interest rates would decrease net interest income by .47 percent over one year and an estimated 9.22 percent over two years. Given the current fed funds rate of 1.75 percent at March 31, 2002, a linear 175 bp decrease for fed funds was modeled in the estimated earnings sensitivity profile in place of the linear 200 bp decrease utilized for the remainder of the portfolio in accordance with the Registrant's interest rate risk policy.

Assuming a 200 bp decrease, the Registrant is currently out of compliance with the interest rate risk policy. The Registrant's ALCO, along with senior management, have deemed the risk of a 200 bp decrease in rates to be low given the current interest rate environment and, therefore, have decided it is prudent to add no additional coverage at this point. All of the other estimated changes in net interest income are within the policy guidelines established by the Board of Directors. Management does not expect any significant adverse effect to net interest income in 2002 based on the composition of the portfolio and anticipated trends in rates.

In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines are sold for cash upon origination. Periodically, additional assets such as adjustable-rate residential mortgages, certain consumer leases and certain short-term commercial loans are also securitized, sold or transferred off-balance sheet. During the period ended March 31, 2002 and 2001, a total of $2.8 billion and $3.9 billion, respectively, were sold, securitized, or transferred off-balance sheet.

Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On March 19, 2002, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted and approved all of

-----------------------------------------------------------------------

the proposals stated in the Proxy Statement dated February 11, 2002 which are incorporated herein by reference.

The proposals voted on and approved by shareholders at the Annual Meeting were as follows:

1. Election of five (5) Class I Directors (Thomas B. Donnell, Joan R. Herschede, James P. Hackett, Robert L. Koch II and Thomas W. Traylor) to serve until the Annual Meeting in 2005.

2. Approval of the proposal to appoint the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 2002 by vote of 495,354,265 for, 9,471,548 against and 2,677,488 withheld.

Item 5.  Other Information
--------------------------

On May 9, 2002, the Registrant issued a press release regarding the amendment of the authorization to repurchase shares of its common stock. The press release is attached as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      List of Exhibits

             (3)(i) Amended Articles of Incorporation, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

             (3)(ii) Code of Regulations, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

               99.1 - Fifth Third Announces Amendment to Common Stock Repurchase
                      Authorization

(b)      Reports on Form 8-K

             The Registrant filed a report on Form 8-K dated March 6, 2002 related to its Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

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

                                       Fifth Third Bancorp
                                       -------------------
                                       Registrant

Date:  May 15, 2002                    /s/ NEAL E. ARNOLD
                                       -----------------------------------------
                                       Neal E. Arnold
                                       Executive Vice President and
                                       Chief Financial Officer