Form 10-Q
period 2002-06-30
FIFTH THIRD BANCORP
filed 2002-08-14
CIK 35527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended June 30, 2002
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

There were 580,409,448 shares of the Registrant's Common Stock, without par value, outstanding as of July 31, 2002.

                               FIFTH THIRD BANCORP

                                      INDEX

Part I.  Financial Information
    Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2002 and 2001 and December 31, 2001                                           3

         Condensed Consolidated Statements of Income -
         Three and Six Months Ended June 30, 2002 and 2001                                      4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2002 and 2001                                                5

         Condensed Consolidated Statements of Changes in Shareholders' Equity -
         Six Months Ended June 30, 2002 and 2001                                                6

         Notes to Condensed Consolidated Financial Statements                                 7 - 19

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                 20 - 26

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    27 - 28

Part II. Other Information

    Item 6.    Exhibits and Reports on Form 8-K                                                29

               Signatures                                                                      30

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

-------------------------------------------------------------------------------------------------------
                                                   June 30,            December 31,           June 30,
($000's)                                            2002                  2001                  2001
-------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                         $  1,746,350             2,030,950            1,585,300
Securities Available-for-Sale (a)                 23,418,350            20,506,594           18,719,861
Securities Held-to-Maturity (b)                       21,602                16,472               19,395
Other Short-Term Investments                         559,208               224,674              700,074
Loans Held for Sale                                1,290,316             2,180,063            2,932,347
Loans and Leases
    Commercial Loans                              11,521,402            10,838,518           10,690,126
    Construction Loans                             3,253,524             3,356,172            3,495,358
    Commercial Mortgage Loans                      5,759,142             6,085,060            6,596,721
    Commercial Lease Financing                     3,275,267             3,150,863            2,934,245
    Residential Mortgage Loans                     4,202,772             4,505,067            4,439,013
    Consumer Loans                                13,991,688            12,564,893           11,886,770
    Consumer Lease Financing                       2,343,959             1,958,410            2,503,772
    Unearned Income                                 (959,815)             (911,091)            (970,914)
    Reserve for Credit Losses                       (649,166)             (624,080)            (617,270)
-------------------------------------------------------------------------------------------------------
Total Loans and Leases                            42,738,773            40,923,812           40,957,821
Bank Premises and Equipment                          837,438               832,738              819,061
Accrued Income Receivable                            519,475               617,882              545,633
Goodwill                                             686,266               682,300              573,933
Mortgage Servicing Rights                            414,491               426,376              549,826
Intangible Assets                                    249,324               267,464              222,607
Other Assets                                       2,441,744             2,317,015            2,207,782
-------------------------------------------------------------------------------------------------------
Total Assets                                    $ 74,923,337            71,026,340           69,833,640
-------------------------------------------------------------------------------------------------------
Liabilities
Deposits
    Demand                                      $  9,162,972             9,243,549            7,621,352
    Interest Checking                             16,558,345            13,474,278           11,567,613
    Savings and Money Market                      11,119,146             8,417,228            7,162,973
    Time Deposits, including Foreign              13,248,801            14,719,035           18,751,747
-------------------------------------------------------------------------------------------------------
Total Deposits                                    50,089,264            45,854,090           45,103,685
Federal Funds Borrowed                             1,892,985             2,543,769            4,356,098
Short-Term Bank Notes                                      -                33,938                    -
Other Short-Term Borrowings                        3,689,255             4,875,023            3,526,820
Accrued Taxes, Interest and Expenses               2,327,759             1,962,882            1,964,855
Other Liabilities                                    748,858               665,945              555,465
Long-Term Debt                                     7,544,529             7,029,926            7,085,993
Guaranteed Preferred Beneficial Interests in
    Convertible Subordinated Debentures                    -                     -              172,500
-------------------------------------------------------------------------------------------------------
Total Liabilities                                 66,292,650            62,965,573           62,765,416
-------------------------------------------------------------------------------------------------------
Minority Interest                                    440,348               421,490                    -
-------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common Stock (c)                                   1,295,208             1,293,715            1,280,024
Preferred Stock (d)                                    9,250                 9,250                9,250
Capital Surplus                                    1,460,138             1,494,764            1,271,182
Retained Earnings                                  5,364,282             4,837,807            4,422,847
Accumulated Nonowner Changes in Equity               224,537                 7,823               84,921
Treasury Stock                                      (163,076)               (4,082)                   -
-------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                         8,190,339             7,639,277            7,068,224
-------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity      $ 74,923,337            71,026,340           69,833,640
=======================================================================================================

(a) Amortized cost: June 30, 2002 - $23,047,287, December 31, 2001 - $20,479,014
    and June 30, 2001 - $18,587,032.
(b) Market values: June 30, 2002 - $21,602, December 31, 2001 - $16,472 and June
    30, 2001 - $19,395.
(c) Common Shares: Stated value $2.22 per share; authorized at June 30, 2002, December 31, 2001 and June 30, 2001 - 1,300,000,000; outstanding at June 30, 2002 - 580,985,828 (excludes 2,441,276 treasury shares), December 31, 2001 -
    582,674,580 (excludes 80,000 treasury shares) and June 30, 2001 -
    576,587,585.
(d) 490,750 shares of no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements      3

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended      Six Months Ended
                                                                                 June 30,               June 30,
                                                                      -----------------------------------------------------
($000's except per share)                                                  2002           2001     2002           2001
---------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and Fees on Loans and Leases                                     $  702,484    919,792    $ 1,401,240    1,858,970
Interest on Securities
    Taxable                                                                  329,652    287,161        632,320      587,271
    Exempt from Income Taxes                                                  13,884     17,666         28,136       34,763
---------------------------------------------------------------------------------------------------------------------------
Total Interest on Securities                                                 343,536    304,827        660,456      622,034
Interest on Other Short-Term Investments                                       1,281      3,797          3,317        6,602
---------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                      1,047,301  1,228,416      2,065,013    2,487,606
---------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on Deposits
    Interest Checking                                                         79,661     84,128        147,048      170,919
    Savings and Money Market                                                  48,677     53,798         92,594      115,941
    Time Deposits, Including Foreign                                         118,854    274,763        255,613      591,687
---------------------------------------------------------------------------------------------------------------------------
Total Interest on Deposits                                                   247,192    412,689        495,255      878,547
Interest on Federal Funds Borrowed                                            10,527     61,503         22,797      110,031
Interest on Short-Term Bank Notes                                                  -          -             54            -
Interest on Other Short-Term Borrowings                                       15,940     61,111         32,877      138,707
Interest on Long-Term Debt                                                    95,626     85,396        189,846      164,200
---------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                       369,285    620,699        740,829    1,291,485
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                          678,016    607,717      1,324,184    1,196,121
Provision for Credit Losses                                                   64,040     25,618        119,002       91,557
Merger-Related Provision for Credit Losses                                         -     35,437              -       35,437
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Credit Losses                        613,976    546,662      1,205,182    1,069,127
Other Operating Income
Electronic Payment Processing Income                                         121,787     78,371        229,845      147,936
Service Charges on Deposits                                                  106,092     91,871        204,660      169,700
Mortgage Banking Revenue                                                      10,156     53,157        111,829      113,622
Investment Advisory Income                                                    91,959     80,409        176,407      157,524
Other Service Charges and Fees                                               141,023    118,226        271,946      242,113
Securities Gains, Net                                                            201      2,788          9,501        7,107
Securities Gains (Losses), Net - Non-Qualifying Hedges on
    Mortgage Servicing                                                        35,654          -         (1,041)           -
---------------------------------------------------------------------------------------------------------------------------
Total Other Operating Income                                                 506,872    424,822      1,003,147      838,002
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses
Salaries, Wages and Incentives                                               224,771    216,225        442,742      419,429
Employee Benefits                                                             44,726     38,933         94,327       76,817
Equipment Expenses                                                            19,444     23,159         40,032       47,611
Net Occupancy Expenses                                                        35,403     37,049         69,538       73,647
Other Operating Expenses                                                     195,531    197,727        381,104      380,968
Merger-Related Charges                                                             -    219,229              -      219,229
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                     519,875    732,322      1,027,743    1,217,701
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes, Minority Interest & Cumulative Effect            600,973    239,162      1,180,586      689,428
Applicable Income Taxes                                                      187,282    110,274        367,311      254,140
---------------------------------------------------------------------------------------------------------------------------
Income Before Minority Interest & Cumulative Effect                          413,691    128,888        813,275      435,288
Minority Interest, Net of Tax                                                  9,429          -         18,858            -
---------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect                                              404,262    128,888        794,417      435,288
Cumulative Effect of Change in Accounting
    Principle, Net of Tax                                                          -          -              -        6,781
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   404,262    128,888        794,417      428,507
Dividends on Preferred Stock                                                     185        185            370          370
---------------------------------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders                               $  404,077    128,703    $   794,047      428,137
===========================================================================================================================
Per Share:
    Earnings                                                              $     0.69       0.22    $      1.36         0.75
    Diluted Earnings                                                      $     0.68       0.22    $      1.34         0.73
    Cash Dividends                                                        $     0.23       0.20    $      0.46         0.40
---------------------------------------------------------------------------------------------------------------------------
Average Shares (000's):
    Outstanding                                                              581,814    574,545        582,196      572,873
    Diluted                                                                  594,257    590,234        594,631      588,416
===========================================================================================================================

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                      ----------------------------------
($000's)                                                                                  2002                2001
------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                             $     794,417            428,507
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In)
       Operating Activities:
    Provision for Credit Losses                                                              119,002             91,557
    Minority Interest in Net Income                                                           18,858                  -
    Depreciation, Amortization and Accretion                                                 145,809             97,344
    Provision for Deferred Income Taxes                                                      314,183             37,551
    Realized Securities Gains                                                                (11,423)           (10,160)
    Realized Securities Gains - Non-Qualifying Hedges on Mortgage Servicing                  (46,487)                 -
    Realized Securities Losses                                                                 1,922              3,053
    Realized Securities Losses - Non-Qualifying Hedges on Mortgage Servicing                  47,528                  -
    Proceeds from Sales of Residential Mortgage Loans Held for Sale                        3,766,330          4,217,714
    Net Gain on Sales of Loans                                                               (94,852)          (109,110)
    Increase in Residential Mortgage Loans Held for Sale                                  (2,779,774)        (5,404,905)
    Decrease in Accrued Income Receivable                                                     98,407             18,758
    Increase in Other Assets                                                                (164,736)          (235,669)
   (Decrease) Increase in Accrued Taxes, Interest and Expenses                               (67,575)           191,757
    Increase in Other Liabilities                                                             83,121            164,129
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Operating Activities                                        2,224,730           (509,474)
------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from Sales of Securities Available-for-Sale                                       7,276,471          5,390,413
Proceeds from Calls, Paydowns and Maturities of Securities Available-for-Sale              3,548,888          4,097,814
Purchases of Securities Available-for-Sale                                               (12,776,260)        (7,239,510)
Proceeds from Calls, Paydowns and Maturities of Securities Held-to-Maturity                    4,603             14,294
Purchases of Securities Held-to-Maturity                                                      (9,733)                 -
Decrease in Other Short-Term Investments                                                    (334,534)          (467,550)
(Increase) Decrease in Loans and Leases                                                   (2,548,566)           577,100
Purchases of Bank Premises and Equipment                                                     (67,093)           (71,155)
Proceeds from Disposal of Bank Premises and Equipment                                         14,591             11,388
Net Cash Paid In Acquisitions                                                                      -           (146,807)
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                       (4,891,633)         2,165,987
------------------------------------------------------------------------------------------------------------------------
Financing Activities
Increase in Transaction Account Deposits                                                   5,705,408          1,628,309
Decrease in Consumer Time Deposits                                                        (1,910,004)          (581,660)
Increase (Decrease) in CDs - $100,000 and Over, including Foreign                            439,770         (5,131,436)
(Decrease) Increase  in Federal Funds Borrowed                                              (650,784)         2,126,580
Decrease in Short-Term Bank Notes                                                            (33,938)          (777,398)
(Decrease) Increase  in Other Short-Term Borrowings                                         (691,394)         2,373,328
Proceeds from Issuance of Long-Term Debt                                                       6,612                  -
Repayment of Long-Term Debt                                                                  (22,845)        (1,248,752)
Payment of Cash Dividends                                                                   (268,397)          (228,979)
Exercise of Stock Options                                                                     64,947             62,908
Purchases of Stock                                                                          (256,036)                 -
Other                                                                                         (1,036)              (651)
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Financing Activities                                        2,382,303         (1,777,751)
------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Due from Banks                                                         (284,600)          (121,238)
Cash and Due from Banks at Beginning of Period                                             2,030,950          1,706,538
------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at End of Period                                               $   1,746,350          1,585,300
------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements    5

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)

==============================================================================================================================
                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                        --------------------------------------
($000's except per share)                                                                     2002                  2001
==============================================================================================================================
Balance at December 31                                                                        $ 7,639,277           6,662,412
Net Income                                                                                        794,417             428,507
Nonowner Changes in Equity, Net of Tax:
    Change in Unrealized Gains on Securities Available-for-Sale
        and Qualifying Cash Flow Hedges                                                           216,714              56,909
------------------------------------------------------------------------------------------------------------------------------
Net Income and Nonowner Changes in Equity                                                       1,011,131             485,416
Cash Dividends Declared:
  Fifth Third Bancorp:
    Common Stock  (2002 - $.46 per share and 2001 - $.40 per share)                              (267,574)           (209,691)
    Preferred Stock                                                                                  (370)               (185)
  Pooled Companies Prior to Acquisition:
    Common Stock                                                                                        -             (50,872)
    Preferred Stock                                                                                     -                (185)
Stock Options Exercised including Treasury Shares Issued                                           64,947              62,908
Shares Purchased                                                                                 (256,036)                  -
Stock Issued in Acquisitions and Other                                                             (1,036)            118,421
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30                                                                            $ 8,190,339           7,068,224
==============================================================================================================================

See Notes to Condensed Consolidated Financial Statements   6

                              FINANCIAL INFORMATION

         Item 1. Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation:

         In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the condensed consolidated financial position as of June 30, 2002 and 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, the statements of cash flows for the six months ended June 30, 2002 and 2001 and the statements of changes in shareholders' equity for the six months ended June 30, 2002 and 2001. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the "Registrant" or "Fifth Third"). The results of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Registrant's Annual Report on Form 10-K/A.

         Recent corporate accounting scandals and related developments have led to a re-examination by accountants, the Securities and Exchange Commission ("SEC") and bank regulatory authorities of long standing and widely followed accounting policies. In addition, the SEC has announced that it is in the process of examining the annual filings on Form 10-K by the country's largest 500 publicly traded companies. Although the Registrant is not presently aware of any accounting policies that it will change as a result of this re-examination, changes may occur in future filings. The Registrant cannot, however, quantify the likelihood or effect of any such change.

         Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.

2.       Business Combinations:

         On January 2, 2001, the Registrant completed the acquisition of Resource Management, Inc., d.b.a. Maxus Investment Group ("Maxus"), an Ohio corporation. Maxus was a privately-held diversified financial services company that provides investment management and brokerage services, headquartered in Cleveland, Ohio. In connection with this acquisition, the Registrant issued 470,162 shares of Fifth Third common stock and paid $18.1 million in cash for the outstanding capital stock of Maxus. This transaction was accounted for as a purchase transaction. The results of operations of Maxus were included in the Condenced Consolidated Financial Statements of the Registrant beginning January 2, 2001.

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

         Employee-related costs include the severance packages negotiated with approximately 1,400 people (including all levels of the previous Old Kent organization from the executive management level to back office support staff) and the change-in-control payments made pursuant to pre-existing employment agreements. Employee-related payments made through June 30, 2002 totaled approximately $73.3 million, including payments to the approximate 1,400 people that have been terminated as of June 30, 2002. All terminations have been completed related to this transaction.

         Credit quality charges relate to conforming Old Kent commercial and consumer loans to the Registrant's credit policies. Specifically, these loans were conformed to the Registrant's credit rating and review systems as documented in the Registrant's credit policies. Commercial credit quality charges largely relate to Old Kent concentrations in real estate investment property lending and sub prime lending and their related collateral quality valuations as well as Old Kent's overall higher commercial lending authorities, as compared to the Registrant's standards. Consumer credit quality charges largely relate to the application of the Registrant's more conservative grading of high loan-to-value ("LTV") loans and purchased home equity loan portfolios. Based on the conforming ratings, reserves were established based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluated the collectibility of both principal and interest in assessing the need for a loss accrual. During the second quarter of 2001 the Registrant recognized a provision for credit losses and charged-off $35.4 million in loans related to these factors.

         Duplicate facilities and equipment charges of $95.1 million largely include write-downs of duplicative equipment and software, negotiated terminations of several office leases and other facility exit costs. The Registrant has approximately $13.3 million of remaining negotiated termination and lease payments of exited facilities as of June 30, 2002.

         Conversion costs of $70.8 million include vendor contract termination costs related to certain application systems of $19.9 million and the conversion of new affiliates and banking centers (including signage and all customer relationships).

         Summary of merger-related accrual activity at June 30:

         ($ in 000's)                                         2002
        -------------------------------------------------------------
         Balance, January 1                                 $ 54,541
         Cash payments                                       (37,115)
        -------------------------------------------------------------
         Balance, June 30                                   $ 17,426
        -------------------------------------------------------------

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

3.       Supplemental Disclosure of Cash Flow Information:

         For the first six months of 2002, the Registrant paid $781,295,000 in interest and $35,554,000 in Federal income taxes. For the same period in 2001, the Registrant paid $1,328,890,000 in interest and paid $7,500,000 in Federal income taxes. During the first six months of 2002 and 2001, the Registrant had noncash investing activities consisting of the securitization of $614,603,000 and $1,782,911,000 of residential mortgage and consumer loans, respectively.

4.       Derivative Financial Instruments:

         The Registrant accounts for its derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The standard requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated nonowner changes in equity or current earnings or both, as appropriate.

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

         The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate and principal only swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Principal only ("PO") swaps are total return swaps based on changes in value of the underlying PO trust. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract's specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. The Registrant also enters into foreign exchange contracts for the benefit of customers. Generally, the Registrant hedges the exposure of these free-standing derivatives, by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant's exposure to the replacement value of the contracts rather than the notional principal or contract amounts. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. The Registrant will hedge its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers.

         Upon adoption of this statement on January 1, 2001, the Registrant recorded a cumulative effect of change in accounting principle of approximately $6.8 million, net of tax.

         FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate long-term debt to floating-rate debt. The Registrant's practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are primarily made through consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and by interest rate levels. For the quarter ended June 30, 2002, the Registrant met certain criteria required to qualify for shortcut method accounting on its fair value hedges of this type. Based on this shortcut method accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both swap and long-term debt. The Registrant has approximately $41.2 million, $13.7 million and $13.6 million of fair value hedges included in other assets in the June 30, 2002 and 2001 and December 31, 2001 Condensed Consolidated Balance Sheets, respectively. Additionally, the Registrant enters into forward contracts to hedge the forecasted sale of its mortgage loans. For the quarter ended June 30, 2002, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheet. The Registrant had approximately $8.1 million, $6.5 million and $9.8 million of fair value hedges included in loans held for sale in the June 30, 2002 and 2001 and December 31, 2001 Condensed Consolidated Balance Sheets, respectively.

         As of June 30, 2002, there were no instances of designated hedges no longer qualifying as fair value hedges.

         CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate liabilities to fixed rates and to hedge certain forecasted transactions. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. As of June 30, 2002 and 2001 and December 31, 2001, $15.7 million, $1.0 million and $10.1 million, respectively, in deferred losses, net of tax, related to existing hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. As of June 30, 2002, $15.7 million in deferred losses on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

         For the quarter ended June 30, 2002, there were no cash flow hedges that were discontinued related to forecasted transactions deemed not probable of occurring. The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those forecasted transactions related to the payments of variable interest in existing financial instruments, is five years for hedges converting floating-rate loans to fixed. The Registrant had approximately $24.1 million, $1.6 million, and $15.6 million of cash flow hedges related to the floating-rate liabilities included in other short-term borrowings in the June 30, 2002 and 2001 and December 31, 2001 Condensed Consolidated Balance Sheets, respectively.

         FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that primarily focus on providing derivative products to customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting.

         Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. Additionally, the Registrant enters into a combination of free-standing derivative instruments (PO swaps, floors, forward contracts and interest rate swaps) to hedge changes in fair value of its fixed rate mortgage servicing rights portfolio. The commitments and free-standing derivative instruments are marked to market and recorded as a component of mortgage banking revenue in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2002 and 2001, the Registrant recorded net gains of $6.4 million and $13.1 in 2002 and $4.9 million and $11.0 million in 2001, respectively, on foreign exchange contracts for customers, net losses of $1.7 million and $3.2 million in 2002 and a net gains of $2.9 million and $2.7 million in 2001, respectively, on the net change in interest rate locks and forward contracts and net losses of $7.9 million and $11.0 million in 2002 and a net gain of $2.3 million and a net loss of $5.5 million in 2001, respectively, on free-standing derivatives related to mortgage servicing rights. The Registrant has approximately $3.8 million, $2.6 million, and $3.7 million respectively, of free-standing derivatives related to customer transactions included in accrued income receivable, a net $.4 million, $3.8 million, and $2.1 million, respectively, of free-standing derivatives related to interest rate locks and forward commitments to sell included in other assets and $38.6 million, $2.2 million and $18.3 million, respectively, related to mortgage servicing rights included in other assets in the June 30, 2002 and 2001 and December 31, 2001 Condensed Consolidated Balance Sheets.

5.       New Accounting Pronouncements:

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material effect on the Registrant. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. In accordance with SFAS No. 142, the Registrant adopted the amortization provisions effective January 1, 2002. The Registrant has also completed the initial goodwill impairment test required by this standard and has determined that no impairment existed as of January 1, 2002. The following tables illustrate financial results on a pro forma basis as if SFAS No. 142 was effective beginning January 1, 2001.

         Results of Operations (000's except per share):

                                                                                   Three Months Ended June 30,
                                                                                      2002             2001
        ----------------------------------------------------------------------------------------------------------
         Income Before Minority Interest and Cumulative Effect                       $413,691          137,388
         Net Income Available to Common Shareholders                                 $404,077          137,203
         Earnings per Diluted Share                                                  $    .68              .24
        ----------------------------------------------------------------------------------------------------------

                                                                                   Six Months Ended June 30,
                                                                                     2002             2001
        ----------------------------------------------------------------------------------------------------------
         Income Before Minority Interest and Cumulative Effect                       $813,275          452,288
         Net Income Available to Common Shareholders                                 $794,047          445,137
         Earnings per Diluted Share                                                  $   1.34              .76
        ----------------------------------------------------------------------------------------------------------

         The following table presents a reconciliation between originally reported Net Income Available to Common Shareholders for the three and six months ending June 30, 2001 and Net Income Available to Common Shareholders restated for the effects of SFAS No. 142 ($000's):

                                                                       Three Months Ended      Six Months Ended
                                                                         June 30, 2001          June 30, 2001
        -----------------------------------------------------------------------------------------------------------
         Net Income Available to Common Shareholders (as
         originally reported)                                             $128,703               428,137
         Effect of Goodwill Amortization Expense, Net                     $  8,500                17,000
         Earnings per Diluted Share                                       $137,203               445,137
        -----------------------------------------------------------------------------------------------------------

         Detail of Intangible Assets as of June 30, 2002 ($000's):

                                                         Gross Carrying         Accumulated
                                                             Amount           Amortization (a)
        --------------------------------------------------------------------------------------
         Amortized Intangible Assets
         Mortgage Servicing Rights                           $  797,164               382,673
         Core Deposits                                          341,617               144,489
         Charter Agreements                                         860                   619
         Merchant Processing Agreements                          59,945                 7,990
        --------------------------------------------------------------------------------------
         Total                                               $1,199,586               535,771
        --------------------------------------------------------------------------------------

          (a) Accumulated amortization for Mortgage Servicing Rights includes $200.0 million of valuation allowance at June 30, 2002.

         As of June 30, 2002, the Registrant does not have any intangible assets that are not currently being amortized. Amortization expense of $42.3 million and $92.0 million, respectively, was recognized on intangible assets (including mortgage servicing rights) for the three and six months ended June 30, 2002. Estimated future amortization expense is as follows:

         For the Years Ended December 31 ($000's)
        --------------------------------------------------
          2002                                   $209,191
        --------------------------------------------------
          2003                                    163,644
        --------------------------------------------------
          2004                                    118,711
        --------------------------------------------------
          2005                                     73,119
        --------------------------------------------------
          2006                                     43,492
        --------------------------------------------------

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This Statement rescinds SFAS Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. Adoption of SFAS No. 145 did not have a material effect on the Registrant.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF No. 94-3.This Statement also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.

6.       Business Segment Information:

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

         Total revenues exclude non-mortgage related securities gains of $0.2 million and $9.5 million for the three and six months ended June 30, 2002 and $2.8 million and $7.1 million for the three and six months ended June 30, 2001, respectively. Results of operations and selected financial information by operating segment for the three and six months ended June 30, 2002 and 2001 are as follows:

      Three Months                                         Investment     Electronic     General
      Ended June 30,             Commercial     Retail      Advisory       Payment      Corporate
         ($000's)                 Banking       Banking     Services      Processing       And         Eliminations    Total
                                                                             (a)          Other            (a)
--------------------------------------------------------------------------------------------------------------------------------
            2002

Total Revenues                       $339,457    552,359        124,467       128,469      47,570           (7,635)    1,184,687
--------------------------------------------------------------------------------------------------------------------------------
Net Income Available to
Common Shareholders                  $139,334    171,165         32,834        34,681      26,063                -       404,077
--------------------------------------------------------------------------------------------------------------------------------
Goodwill at Mar. 31, 2002            $183,378    235,817         98,393       168,079           -                -       685,667
Goodwill Recognized
  During the Period                         -          -              -           599           -                -           599
Impairment Losses                           -          -              -             -           -                -             -
--------------------------------------------------------------------------------------------------------------------------------
Goodwill at June 30, 2002            $183,378    235,817         98,393       168,678           -                -       686,266
--------------------------------------------------------------------------------------------------------------------------------

            2001
--------------------------------------------------------------------------------------------------------------------------------
Total Revenues                       $280,074    466,051        103,137        86,535      99,787           (5,833)    1,029,751
--------------------------------------------------------------------------------------------------------------------------------
Net Income Available to
Common Shareholders                  $ 94,656    114,386         24,357        23,859    (128,555)               -       128,703
--------------------------------------------------------------------------------------------------------------------------------

      Six Months                                          Investment      Electronic     General
    Ended June 30,               Commercial     Retail     Advisory        Payment      Corporate
       ($000's)                   Banking       Banking    Services       Processing       And         Eliminations    Total
                                                                             (a)          Other            (a)
--------------------------------------------------------------------------------------------------------------------------------
          2002

Total Revenues                       $663,320  1,094,621        239,013       243,098      93,024          (15,246)    2,317,830
--------------------------------------------------------------------------------------------------------------------------------
Net Income Available to
Common Shareholders                  $279,182    342,221         64,762        65,315      42,567                -       794,047
--------------------------------------------------------------------------------------------------------------------------------
Goodwill at Jan. 1, 2002             $183,378    235,817         98,393       164,712           -                -       682,300
Goodwill Recognized
  During the Period                         -          -              -         3,966           -                -         3,966
Impairment Losses                           -          -              -             -           -                -             -
--------------------------------------------------------------------------------------------------------------------------------
Goodwill at June 30, 2002            $183,378    235,817         98,393       168,678           -                -       686,266
--------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets
(in millions)                        $ 20,015     25,765          1,693           394      27,056                -        74,923
--------------------------------------------------------------------------------------------------------------------------------

            2001

--------------------------------------------------------------------------------------------------------------------------------
Total Revenues                       $541,848    955,912        200,698       161,792     178,291          (11,525)    2,027,016
--------------------------------------------------------------------------------------------------------------------------------
Net Income Available to
Common Shareholders                  $201,513    265,489         47,135        48,772    (134,772)               -       428,137
--------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets
(in millions)                        $ 20,099     26,240          1,082           307      22,106                -        69,834
--------------------------------------------------------------------------------------------------------------------------------

(a) Electronic Payment Processing service revenues provided to the banking segments by MPS are eliminated in the Condensed Consolidated Statements of Income.

7.       Nonowner Changes in Equity:

         The Registrant has elected to present the disclosures required by SFAS No. 130, "Reporting Comprehensive Income," in the Condensed Consolidated Statement of Changes in Shareholders' Equity on page 6. The caption "Net Income and Nonowner Changes in Equity" represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the six months ended June 30 are as follows:

                                                                                               Six Months Ended
                                                                                                   June 30,
($000's)                                                                                   2002                2001
------------------------------------------------------------------------------------------------------------------------
Reclassification Adjustment, Pretax
------------------------------------------------------------------------------------------------------------------------
Change in unrealized net gains arising during period                                       $351,944              98,586
Reclassification adjustment for net gains included in net income                             (8,460)             (7,107)
------------------------------------------------------------------------------------------------------------------------
Change in unrealized net gains on securities available-for-sale                            $343,484              91,479
------------------------------------------------------------------------------------------------------------------------

Related Tax Effects
------------------------------------------------------------------------------------------------------------------------
Change in unrealized net gains arising during period                                       $122,546              35,698
Reclassification adjustment for net gains included in net income                             (1,317)             (2,137)
------------------------------------------------------------------------------------------------------------------------
Change in unrealized net gains on securities available-for-sale                            $121,229              33,561
------------------------------------------------------------------------------------------------------------------------

Reclassification Adjustments, Net of Tax
------------------------------------------------------------------------------------------------------------------------
Change in unrealized net gains arising during period                                       $229,398              62,888
Reclassification adjustment for net gains included in net income                             (7,143)             (4,970)
------------------------------------------------------------------------------------------------------------------------
Change in unrealized net gains on securities available-for-sale                            $222,255              57,918
------------------------------------------------------------------------------------------------------------------------

Accumulated Nonowner Changes in Equity
------------------------------------------------------------------------------------------------------------------------
Beginning Balance
   Unrealized net gains on securities available-for-sale                                   $ 17,961              28,012
Current Period Change                                                                       222,255              57,918
------------------------------------------------------------------------------------------------------------------------
Ending Balance
   Unrealized net gains on securities available-for-sale                                   $240,216              85,930
------------------------------------------------------------------------------------------------------------------------
Beginning Balance
   Unrealized net losses on qualifying cash flow hedges                                    $(10,138)                  -
Current Period Change, net of tax of $3.0 million and $.5 million,
respectively                                                                                 (5,541)             (1,009)
------------------------------------------------------------------------------------------------------------------------
Ending Balance
Unrealized net losses on qualifying cash flow hedges, net of tax of $8.4
million and $.5 million, respectively                                                      $(15,679)             (1,009)
------------------------------------------------------------------------------------------------------------------------
Accumulated nonowner changes in equity                                                     $224,537              84,921
------------------------------------------------------------------------------------------------------------------------

8.   Earnings Per Share:
     -------------------

The reconciliation of earnings per share to earnings per diluted share follows:

Three Months Ended June 30,                                    2002                                       2001
---------------------------------------------------------------------------------------------------------------------------------

                                                    Net         Average      Per-Share        Net          Average     Per-Share
($000's except per share)                          Income        Shares       Amount        Income         Shares       Amount
---------------------------------------------------------------------------------------------------------------------------------
EPS
Net Income                                       $ 404,262                                 $ 128,888
Less: Dividends on Preferred Stock                     185                                       185

---------------------------------------------------------------------------------------------------------------------------------
Income Available to Common Shareholders          $ 404,077       581,814        $ 0.69     $ 128,703       574,545         $ 0.22
Effect of Dilutive Securities
Stock Options                                            -        12,135                           -        10,965

Convertible Preferred Stock                            145           308                         145           308

Interest on 6% Convertible
Subordinated Debentures due 2028,
Net of Applicable Income Taxes                           -             -                       1,640         4,416

---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Diluted Share
Income Available to Common Shareholders
    Plus Assumed Conversions                     $ 404,222       594,257        $ 0.68     $ 130,488       590,234         $ 0.22
=================================================================================================================================

Six Months Ended June 30,                                        2002                                      2001
---------------------------------------------------------------------------------------------------------------------------------

                                                    Net         Average      Per-Share       Net           Average      Per-Share
($000's except per share)                         Income        Shares        Amount        Income          Shares        Amount
---------------------------------------------------------------------------------------------------------------------------------
EPS
Net Income                                       $ 794,417                                 $ 428,507
Less: Dividends on Preferred Stock                     370                                       370

---------------------------------------------------------------------------------------------------------------------------------
Income Available to Common Shareholders          $ 794,047       582,196        $ 1.36     $ 428,137       572,873         $ 0.75
Effect of Dilutive Securities
Stock Options                                            -        12,127                           -        10,819

Convertible Preferred Stock                            290           308                         290           308

Interest on 6% Convertible
Subordinated Debentures due 2028,                                                              3,280         4,416
Net of Applicable Income Taxes                           -             -
---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Diluted Share
Income Available to Common Shareholders
   Plus Assumed Conversions                      $ 794,337       594,631        $ 1.34     $ 431,707       588,416         $ 0.73
=================================================================================================================================

9.   Stock Options and Employee Stock Grant:

     Options are eligible for issuance under the Registrant's 1998 Stock Option Plan to key employees and directors of the Registrant and its subsidiaries. Share grants represented approximately 1.1% and 1.2% of average outstanding shares at June 30, 2002 and June 30, 2001, respectively. Option granted generally have up to ten year terms and vest and become fully exercisable at the end of three years of continued employment.

     As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Registrant has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

     Compared to the same period last year the Registrant's as reported and pro forma information for the second quarter 2002 and first six months of 2002 are as follows:

                                                                                 Three Months               Six Months
                                                                                Ended June 30,            Ended June 30,

                                                                                2002        2001         2002        2001
  -----------------------------------------------------------------------------------------------------------------------
  As reported net income ($ in millions)                                      $404.1       128.7        794.0       428.1
  Pro forma net income ($ in millions)                                        $375.8       104.8        746.0       379.6
  -----------------------------------------------------------------------------------------------------------------------
  As reported earnings per share                                              $ 0.69        0.22         1.36        0.75
  Pro forma earnings per share                                                $ 0.65        0.18         1.28        0.66
  As reported earnings per diluted share                                      $ 0.68        0.22         1.34        0.73
  Pro forma earnings per diluted share                                        $ 0.63        0.18         1.25        0.65
  =======================================================================================================================

     Compensation expense in the pro forma disclosure is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

     The weighted average fair value of options granted was $25.29 for the three and six months ended June 30, 2002 and $18.58 and $18.61 for the three and six months ended June 20, 2001. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002 and 2001: Expected dividend yield of 1.38% and 1.83%, respectively; expected option lives of nine years, expected volatility of 28% and risk-free interest rates of 5.1% for both periods.

10.  Related Party Transactions:

     At June 30, 2002 and 2001, certain directors, executive officers, principal holders of the Registrant's common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant's banking subsidiaries in the aggregate amount, net of participations, of $495.1 million and $442.2 million, respectively. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

11.  Subsequent Event:
     ----------------

     On July 23, 2002, the Registrant entered into an agreement to acquire Franklin Financial Corporation and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. At March 31, 2002, Franklin Financial had approximately $775 million in total assets and $645 million in total deposits. The transaction is structured as a tax-free exchange of stock for a total transaction value of approximately $240 million. The transaction is expected to close in the fourth quarter of 2002 and is subject to normal regulatory approvals in addition to the approval of Franklin Financial Corporation shareholders.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the Registrant's financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements which are a part of this filing.

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

Results of Operations

The Registrant's operating earnings were $404.1 million for the second quarter of 2002 and $794.0 million for the first six months of 2002, up 19.5 percent and
23.2 percent, respectively, compared to $338.2 million and $644.4 million for the same periods last year. Operating earnings per diluted share were $.68 for the second quarter, up 17.2 percent from $.58 for the same period last year, and $1.34 for the first six months of 2002, up 21.8 percent from $1.10 for the same period last year. Second quarter and year-to-date 2002 operating earnings are equivalent to net income available to common shareholders. Operating earnings for the second quarter of 2001 exclude $209.5 million of after-tax merger charges, or $.36 per diluted share, associated with the merger and integration of Old Kent. Operating earnings for the first six months of 2001 further exclude an after-tax nonrecurring charge for an accounting principle change of $6.8 million, or $.01 per diluted share.

Net interest income on a fully taxable equivalent basis for the second quarter of 2002 was $688.1 million, an 11.1 percent increase over $619.4 million for the same period last year, resulting principally from a $1.6 billion (2.4 percent) increase in average interest-earning assets and a 31 basis point ("bp") increase in net interest margin, from 3.76 percent during the second quarter of 2001 to
4.07 percent in the second quarter 2002. For the six-month period, net interest income on a fully taxable equivalent basis increased to $1.3 billion, or 10.0 percent, from the $1.2 billion reported in the same period last year, resulting principally from a $1.2 billion (1.8 percent) increase in average interest-earning assets and 31 bp increase in net interest margin, from 3.78 percent in 2001 to 4.09 percent in 2002. The negative effect of a decline in the yield on average interest-earning assets of 126 bp over the second quarter of 2002 and 144 bp over the first six months of 2002 was offset by a decrease in funding costs of 178 bp over the second quarter 2002 and 196 bp over the first six months of 2002. The decline in funding costs was primarily due to the repricing of borrowed funds and lower year-over-year deposit rates on existing accounts as well as the continued improvement in the overall mix of interest bearing liabilities.

The provision for credit losses was $64.0 million in the second quarter of 2002 compared to $25.6 million in the same period last year. Net charge-offs for the quarter were $43.4 million compared to $42.1 million in the second quarter of 2001 and $50.4 million last quarter. Net charge-offs as a percent of average loans and leases outstanding increased 1 bp to 0.40 percent from 0.39 percent in the same period last year and declined 9 bp from last quarter. Nonperforming assets as a percentage of total loans, leases and other real estate owned was
0.53 percent at June 30, 2002 compared to 0.44 percent at June 30, 2001 and 0.57 percent last quarter. Underperforming assets were $414.0 million at June 30, 2002, or 0.95 percent of total loans, leases and other real estate owned, up 19 bp compared to the $316.3 million, or 0.76 percent, at June 30, 2001 and decreased 4 bp compared to the $417.1 million or 0.99 percent last quarter.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations (cont.)

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The total reserve for credit losses at June 30, 2002 as compared to June 30, 2001 has increased from 1.48 percent to 1.50 percent, respectively, of the total loan and lease portfolio largely as a result of the Registrant's consideration of historical and anticipated loss rates in the portfolio. The increase in the provision amount in the current quarter compared to the same period last year is primarily due to the overall increase in the total loan and lease portfolio as well as the increase in nonperforming and underperforming assets at June 30, 2002 as compared to June 30, 2001.

Total other operating income, excluding non-mortgage related securities gains and losses, increased 20.1 percent to $506.7 million compared to $422.0 million in the second quarter 2001, and increased to $993.6 million for the first six months of 2002, or 19.6 percent over the same period last year. Electronic payment processing income was $121.8 million in the second quarter of 2002, an increase of 55.4 percent compared to the same period in 2001 and increased to $229.8 million for the first six months of 2002, a 55.4 percent increase over the same period last year. Electronic payment processing income for the second quarter of 2002 and for the first six months of 2002 includes an approximate $22 million and $43 million, respectively, of revenue from the fourth quarter 2001 purchase acquisition of Universal Companies (USB). Increases in electronic funds transfers ("EFT") and merchant processing continued in the second quarter on the strength of a broadly diversified customer base and product mix with several significant new customer relationships added during the quarter.

During the 2001 third quarter, the Registrant began an on-balance sheet non-qualifying hedging strategy to protect against volatility related to the value of the mortgage servicing rights portfolio. This strategy included the purchase of various securities classified as available-for-sale on the Condensed Consolidated Balance Sheet. Throughout the year certain of these securities were sold resulting in net realized gains of $35.7 million for the second quarter of 2002 and net realized losses of $1.0 million for the first six months of 2002.

Mortgage banking revenue totaled $10.2 million in the second quarter of 2002 and $111.8 million for the first six months of 2002, excluding the net realized security gains/losses from the non-qualifying mortgage servicing rights hedging strategy. This represents a decrease of 80.9 percent and 1.6 percent, respectively, compared to $53.2 million and $113.6 million for the same periods last year. The decrease in core contribution of mortgage banking to total revenue is primarily due to a decrease in loan originations from recent record levels coupled with an increase in prepayment speeds and loan refinancing that resulted in an increase in impairment recognized on the mortgage servicing rights portfolio. Residential mortgage loan originations totaled $2.0 billion in the second quarter of 2002 as compared to a total of $6.1 billion in total originations in the same period last year, with in-market loan originations totaling $2.3 billion in 2001. The decline in total mortgage originations from the prior year is primarily due to the divestiture in the third quarter of 2001 of out-of-market origination capacity. The Registrant expects the core contribution of mortgage banking to total revenues to continue to decline as originations slow from recent record levels. Second quarter mortgage banking revenue was comprised of $80.5 million in total mortgage banking fees in 2002, as compared to $82.1 million in 2001, offset by $93.2 million in net valuation adjustments and amortization on mortgage servicing rights in 2002, as compared to $28.9 million in 2001. In addition, mortgage banking revenue for the second quarter of 2002 included $22.8 million resulting from a servicing asset and corresponding gain recognized from a $615 million loan securitization and sale transaction. Including the $35.7 million in net realized gains on security sales for the second quarter of 2002 and the $1.0 million in net realized security losses for the first six months of 2002, mortgage banking revenue was $45.8 million and $110.8 million, respectively, representing a 13.8 percent and 2.5 percent decrease, over the respective periods in 2001.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations (cont.)

Compared to the same periods in 2001, investment advisory income increased 14.4 percent to $92.0 million in the second quarter of 2002 and 12.0 percent to $176.4 million for the first six months. Private Client and Retail brokerage revenues drove the double-digit growth in the quarter with new product introductions and increased marketing providing a positive contribution. The Registrant continues to be one of the largest money managers in the Midwest and as of June 30, 2002 had over $191 billion in assets under care and $30 billion in assets under management.

Service charges on deposits increased 15.5 percent over last year's second quarter and 20.6 percent over the first six months of 2001, primarily due to the expansion of delivery systems and continued sales success in treasury management services and Retail and Commercial deposit campaigns. Second quarter Retail deposit revenue increased 5.3 percent year-over-year, and 9.0 percent for the six month period, driven by the success of sales campaigns and direct marketing programs in generating new account relationships in all of the Registrant's markets. Commercial deposit revenues increased 33.5 percent over last year's second quarter and 41.0 percent for the six month period on the strength of successful cross-selling efforts and the benefit of a lower interest rate environment.

Other service charges and fees increased 19.3 percent over the second quarter of 2001 and 12.3 percent over the first six months of 2001, due to increases in nearly all categories. Compared to the same periods in 2001, commercial banking revenues increased 38.9 percent and 37.9 percent, respectively, primarily due to foreign exchange services increasing by 39.7 percent and 17.9 percent, respectively, and total international revenues increasing by 34.8 percent and
25.5 percent, respectively. Institutional fixed income trading increased 20.7 percent in the second quarter of 2002 and 26.4 percent over the first six months.

The efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income, excluding non-mortgage related net security gains) was 43.5 percent for the second quarter of 2002 and 44.0 percent for the 2002 six-month period. This represents an improvement from the 49.3 percent achieved in the second quarter of 2001 and
48.7 percent for the first six month period of 2001. The improvement in the 2002 second quarter and six month period efficiency ratio was due to revenue growth of 14.7 percent and 13.9 percent, respectively, outpacing expense increases of
1.3 percent and 2.9 percent, respectively. Total operating expenses (excluding merger related charges incurred in 2001 relating to the Old Kent acquisition) increased to $519.9 million, or 1.3 percent compared to second quarter of 2001, and increased 2.9 percent to 1.0 billion for the six-month period. Salaries, wages, incentives and benefits increased 5.6 percent in the second quarter of 2002 and 8.2 percent for the six month period. The increase in compensation expense related to the addition of sales officers and back-office personnel along with an increase in profit sharing expense due to the inclusion of the former Old Kent employees in the Fifth Third Profit Sharing Plan beginning in January 2002 and was partially offset by expense from headcount reductions related to the integration of Old Kent. Incremental expenses associated with the fourth quarter purchase acquisition of USB also impact year-over-year operating expense comparisons. Net occupancy expense decreased 4.4 percent during the second quarter and 5.6 percent during the six month period primarily due to a decrease in rent expense from the closure of duplicate facilities from the Old Kent integration. Total other operating expenses remained relatively constant for the current quarter and six month period of 2002 compared to the same periods last year.

Financial Condition and Capital Resources

The Registrant's balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $74.9 billion at June 30, 2002 compared to $70.6 billion at March 31, 2002 and $69.8 billion at June 30, 2001, an increase of 6.2 percent and 7.3 percent, respectively. On an operating basis, return on average equity was 20.2 percent and return on average assets was 2.20 percent for the second quarter of 2002 compared to 18.9 percent and 1.89 percent, respectively, for the same period last year.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations (cont.)

Average interest-earning assets increased to $67.7 billion for the second quarter of 2002, an increase of $1.6 billion, or 2.4 percent, over the same period last year and increased $3.0 billion, or 4.7 percent, over the 2002 first quarter. Average interest-earning assets increased primarily due to growth in average taxable securities offset by a decrease in average loans and leases over the same period last year. Average interest-earning assets increased over 2002 first quarter due to a $1.1 billion increase in average loans and leases and a $1.9 billion increase in average taxable securities.

Transaction account deposits grew 39.8 percent, or $10.5 billion, over the same period last year and $5.7 billion, or 18.3 percent, over 2001 year-end. Transaction account deposit growth during the period is primarily attributable to the success of campaigns emphasizing customer deposit accounts. Total deposits increased 11.1 percent over the same period last year and 9.2 percent over 2001 year-end, as transaction account deposit growth was offset by a decrease in time deposits. This shift from time deposits to transaction deposits provides the Registrant a more favorable funding mix.

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At June 30, 2002, shareholders' equity was $8.2 billion compared to $7.1 billion at June 30, 2001, an increase of $1.1 billion, or 15.9 percent. Shareholders' equity as a percentage of total assets as of June 30, 2002 was 10.9 percent. The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well-capitalized" ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these "well-capitalized" ratios at June 30, 2002 and 2001. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2002. At June 30, 2002, the Registrant had a Tier 1 risk-based capital ratio of 12.27 percent, a total risk-based capital ratio of 14.65 percent and a leverage ratio of 10.35 percent. At June 30, 2001, the Registrant had a Tier 1 risk-based capital ratio of 11.50 percent, a total risk-based capital ratio of 13.78 percent and a leverage ratio of 9.36 percent.

Critical Accounting Policies

Reserve for Credit Losses: The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level the Registrant considers to be adequate to absorb probable loan and lease losses inherent in the portfolio and is based on evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Registrant's review of the historical credit loss experience and such factors which, in management's judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The reserve is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from "base" and "conservative" estimates. The Registrant's methodology for assessing the appropriate reserve level consists of several key elements, as discussed below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations (cont.)

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

Based on the procedures discussed above, management is of the opinion the reserve of $649,166,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at June 30, 2002.

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

Valuation of Mortgage Servicing Rights: When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized or sold loans. Gain or loss on sale of the loans depends in part on the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests based on their relative fair value at the date of the sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of future expected cash flows using management's best estimates of the key assumptions - credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations (cont.)

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

As part of the Registrant's ALCO management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated QSPE that is wholly owned by an independent third party. During the six months ended June 30, 2002, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At June 30, 2002, the outstanding balance of loans transferred was $1.9 billion. Given the investment grade nature of the loans transferred, the Registrant does not expect this recourse feature to result in a significant use of funds in future periods.

The Registrant had the following cash flows with the unconsolidated QSPE during the six months ended June 30:

      ($ in millions)                    2002               2001
      -------------------------------------------------------------
      Proceeds from transfers              $141.2              88.7
      Transfers received from QSPE         $108.9              82.1
      Fees received                        $ 13.7              10.4
      -------------------------------------------------------------

Through June 30, 2002, the Registrant has sold, subject to credit recourse and with servicing retained, a total of approximately $2.3 billion in leased autos to an unrelated asset-backed special purpose entity that have subsequently been leased back to the Registrant. No significant gain or loss has been recognized on these transactions and the Registrant has established, and evaluates quarterly, a loss reserve for estimated future losses based on historical loss experience. As of June 30, 2002, the outstanding balance of these leases was $1.8 billion and pursuant to this sale-leaseback, the Registrant has future operating lease

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations (cont.)

payments and corresponding scheduled annual lease receipts from the underlying lessee totaling $1.8 billion.

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

Foreign Currency Exposure

At June 30, 2002 and 2001 and December 31, 2001, the Registrant maintained foreign office deposits of $2.1 billion, $1.5 billion and $1.2 billion, respectively. These foreign deposits represent U.S. dollar denominated deposits in our foreign branches located in the Cayman Islands. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. Generally, the Registrant enters into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily.

Item 3. Quantitative and Qualitive Disclosures about Market Risk

Liquidity and Market Risk

The objective of the Registrant's asset/liability management function is to maintain consistent growth in net interest income within the Registrant's policy limits. This objective is accomplished through management of the Registrant's balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. As of June 30, 2002, the Registrant, in addition to the short-term investments had approximately $345.5 million in securities maturing or re-pricing within one year. Additional asset-driven liquidity is provided by the remainder of the securities portfolio and securitizable loan and lease assets. These sources, in addition to the Registrant's 10.92 percent average equity capital base, provide a stable funding base.

In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources. The Registrant also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable through its FHLB member subsidiaries. The Registrant also has significant unused funding capacity in the national money markets. The Registrant's A-1+/Prime-1 ratings on its commercial paper and AA-/Aa2 ratings for its senior debt, along with the AA-/Aa1 long-term deposit ratings of Fifth Third Bank (Ohio); Fifth Third Bank (Michigan); Fifth Third Bank, Indiana; Fifth Third Bank, Kentucky, Inc.; and Fifth Third Bank, Northern Kentucky, Inc. continue to be among the best in the industry. The continued confidence of the rating agencies was recently demonstrated by the ratings upgrade received from Moody's in June 2002. These ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional liquidity. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Given the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not expect any downgrade in the credit ratings in the upcoming year. Management considers interest rate risk the Registrant's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Registrant's net interest revenue is largely dependent upon the effective management of interest rate risk.

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

The Registrant's ALCO, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board-approved policy limits. The Registrant's current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12- and 24-month horizon assuming a 200 bp linear increase or decrease in all interest rates. Current policy limits this exposure to plus or minus 7 percent of net interest income for a 12-month and a 24-month horizon.

The following table shows the Registrant's estimated earnings sensitivity profile as of June 30, 2002:

                       Change in       Percentage Change in
                       Interest Rates               Net Interest Income
                       (basis points)        12 Months            24 Months

                      ------------------------------------------------------
                            + 200                0.94%               4.70%
                            - 200               (2.86)%            (11.56)%
                      ------------------------------------------------------

Given a linear 200 bp increase in the yield curve used in the simulation model, it is estimated net interest income for the Registrant would increase by .94 percent over one year and 4.7 percent over two years. A 200 bp linear decrease in interest rates would decrease net interest income by 2.86 percent over one year and an estimated 11.56 percent over two years. Given the current federal funds rate of 1.75 percent at June 30, 2002, a linear 175 bp decrease for federal funds was modeled in the estimated earnings sensitivity profile in place of the linear 200 bp decrease utilized for the remainder of the portfolio in accordance with the Registrant's interest rate risk policy. Assuming a 175 bp decrease for federal funds and a 200 bp decrease for the remainder of the portfolio, the Registrant is currently out of compliance with the interest rate risk policy. The Registrant's ALCO, along with senior management, have deemed the risk of a 200 bp decrease in rates to be low given the current interest rate environment and, therefore, have decided it is prudent to add no additional coverage at this point. All of the other estimated changes in net interest income are within the policy guidelines established by the Board of Directors. Management does not expect any significant adverse effect to net interest income in 2002 based on the composition of the portfolio and anticipated trends in rates.

In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines are sold for cash upon origination. Periodically, additional assets such as adjustable-rate residential mortgages, certain consumer leases and certain short-term commercial loans are also securitized, sold or transferred off-balance sheet. During the six months ended June 30, 2002 and 2001, a total of $4.4 billion and $6.8 billion, respectively, were sold, securitized, or transferred off-balance sheet (excluding $.7 billion of divestiture related sales in 2001).

Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      List of Exhibits

                 (3)(i) Amended Articles of Incorporation, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

                 (3)(ii) Code of Regulations, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

           Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

           Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer



(b)      Reports on Form 8-K during the quarter ended June 30,2002:

                      The Registrant filed a report on Form 8-K dated June 7, 2002 related to its Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

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

                                               Fifth Third Bancorp
                                               -------------------
                                               Registrant

 Date:  August  14, 2002                       /s/ Neal E. Arnold
                                               ------------------
                                               Neal E. Arnold
                                               Executive Vice President and
                                               Chief Financial Officer