Form 10-Q
period 2002-09-30
FIFTH THIRD BANCORP
filed 2002-11-15
CIK 35527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

Commission File Number 0-8076

FIFTH THIRD BANCORP
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-0854434 (I.R.S. Employer Identification Number)

Fifth Third Center
Cincinnati, Ohio 45263
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (513) 534-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

There were 577,787,646 shares of the Registrant’s Common Stock, without par value, outstanding as of October 31, 2002.

FIFTH THIRD BANCORP

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

($000’s except share data)	September 30, 2002	December 31, 2001	September 30, 2001

Assets

Cash and Due from Banks	$1,830,093	2,030,950	1,446,136
Securities Available-for-Sale (a)	24,402,195	20,506,594	20,952,183
Securities Held-to-Maturity (b)	21,372	16,472	16,738
Other Short-Term Investments	597,836	224,674	466,746
Loans Held for Sale	2,663,976	2,180,063	1,864,214
Loans and Leases
Commercial Loans	12,427,344	10,838,518	10,682,686
Construction Loans	3,207,166	3,356,172	3,336,839
Commercial Mortgage Loans	5,659,393	6,085,060	6,248,635
Commercial Lease Financing	3,671,477	3,150,863	2,983,570
Residential Mortgage Loans	3,037,955	4,505,067	4,671,937
Consumer Loans	14,756,437	12,564,893	12,372,202
Consumer Lease Financing	2,484,536	1,958,410	1,813,334
Unearned Income	(1,038,739)	(911,091)	(873,400)
Reserve for Credit Losses	(660,934)	(624,080)	(616,608)

Total Loans and Leases	43,544,635	40,923,812	40,619,195
Bank Premises and Equipment	849,540	832,738	826,173
Accrued Income Receivable	524,055	617,882	593,645
Goodwill	709,872	682,300	545,658
Mortgage Servicing Rights	254,265	426,376	484,299
Intangible Assets	244,265	267,464	216,116
Other Assets	2,051,906	2,317,015	2,087,073

Total Assets	$77,694,010	71,026,340	70,118,176

Liabilities
Deposits
Demand	$9,926,197	9,243,549	7,781,894
Interest Checking	17,207,565	13,474,278	11,436,884
Savings and Money Market	11,834,408	8,417,228	7,911,666
Time Deposits, including Foreign	12,478,030	14,719,035	18,442,284

Total Deposits	51,446,200	45,854,090	45,572,728
Federal Funds Borrowed	3,009,053	2,543,769	2,246,652
Short-Term Bank Notes	—	33,938	14,100
Other Short-Term Borrowings	4,155,184	4,875,023	4,625,522
Accrued Taxes, Interest and Expenses	2,341,017	1,962,882	2,332,449
Other Liabilities	456,596	665,945	791,229
Long-Term Debt	7,458,117	7,029,926	6,957,334
Guaranteed Preferred Beneficial Interests in Convertible Subordinated Debentures	—	—	172,500

Total Liabilities	68,866,167	62,965,573	62,712,514

Minority Interest	452,105	421,490	—

Shareholders’ Equity
Common Stock (c)	1,295,208	1,293,715	1,282,980
Preferred Stock (d)	9,250	9,250	9,250
Capital Surplus	1,432,276	1,494,764	1,317,501
Retained Earnings	5,630,445	4,837,807	4,571,373
Accumulated Nonowner Changes in Equity	319,758	7,823	237,945
Treasury Stock	(311,199)	(4,082)	(13,387)

Total Shareholders’ Equity	8,375,738	7,639,277	7,405,662

Total Liabilities and Shareholders’ Equity	$77,694,010	71,026,340	70,118,176

(a)	Amortized cost: September 30, 2002 - $23,876,165, December 31, 2001 - $20,479,014 and September 30, 2001 - $20,542,514.

(b)	Market values: September 30, 2002 - $21,372, December 31, 2001 - $16,472 and September 30, 2001 - $16,738.

(c)	Common Shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at September 30, 2002 - 578,525,454 (excludes 4,901,650 treasury shares), December 31, 2001 - 582,674,580 (excludes 80,000 treasury shares) and September 30, 2001 - 577,668,069 (excludes 250,663 treasury shares).

(d)	490,750 shares of no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

($000’s except per share)	2002	2001	2002	2001

Interest Income
Interest and Fees on Loans and Leases	$702,948	819,889	$2,104,189	2,678,859
Interest on Securities
Taxable	318,238	317,249	950,558	904,520
Exempt from Income Taxes	14,080	16,167	42,215	50,930

Total Interest on Securities	332,318	333,416	992,773	955,450
Interest on Other Short-Term Investments	1,281	2,198	4,598	8,800

Total Interest Income	1,036,547	1,155,503	3,101,560	3,643,109

Interest Expense
Interest on Deposits
Interest Checking	80,691	75,568	227,738	246,487
Savings and Money Market	51,729	51,206	144,323	167,147
Time Deposits, Including Foreign	101,750	244,639	357,364	836,326

Total Interest on Deposits	234,170	371,413	729,425	1,249,960
Interest on Federal Funds Borrowed	12,018	29,941	34,816	139,972
Interest on Short-Term Bank Notes	—	62	—	62
Interest on Other Short-Term Borrowings	17,881	37,856	50,812	176,563
Interest on Long-Term Debt	94,805	108,276	284,651	272,476

Total Interest Expense	358,874	547,548	1,099,704	1,839,033

Net Interest Income	677,673	607,955	2,001,856	1,804,076
Provision for Credit Losses	55,524	47,509	174,526	139,066
Merger-Related Provision for Credit Losses	—	—	—	35,437

Net Interest Income After Provision for Credit Losses	622,149	560,446	1,827,330	1,629,573
Other Operating Income
Electronic Payment Processing Income	134,866	86,038	364,711	233,974
Service Charges on Deposits	113,770	94,629	318,430	264,329
Mortgage Banking Net Revenue	9,401	(28,047)	121,230	85,575
Investment Advisory Income	82,723	75,902	259,130	233,426
Other Service Charges and Fees	143,767	163,927	415,714	406,040
Securities Gains, Net	89,347	3,232	98,848	10,339
Securities Gains, Net - Non-Qualifying Hedges on Mortgage Servicing	33,783	69,673	32,742	69,673

Total Other Operating Income	607,657	465,354	1,610,805	1,303,356

Operating Expenses
Salaries, Wages and Incentives	219,465	210,271	662,207	629,700
Employee Benefits	47,581	38,948	141,908	115,765
Equipment Expenses	19,459	20,656	59,491	68,267
Net Occupancy Expenses	36,209	35,872	105,747	109,519
Other Operating Expenses	296,448	184,058	677,552	565,026
Merger-Related Charges	—	129,366	—	348,595

Total Operating Expenses	619,162	619,171	1,646,905	1,836,872

Income Before Income Taxes, Minority Interest & Cumulative Effect	610,644	406,629	1,791,230	1,096,057
Applicable Income Taxes	184,483	127,027	551,794	381,167

Income Before Minority Interest & Cumulative Effect	426,161	279,602	1,239,436	714,890
Minority Interest, Net of Tax	9,422	—	28,280	—

Income Before Cumulative Effect	416,739	279,602	1,211,156	714,890
Cumulative Effect of Change in Accounting
Principle, Net of Tax	—	—	—	6,781

Net Income	416,739	279,602	1,211,156	708,109
Dividends on Preferred Stock	185	185	555	555

Net Income Available to Common Shareholders	$416,554	279,417	$1,210,601	707,554

Per Share:
Earnings	$0.72	0.48	$2.08	1.23
Diluted Earnings	$0.70	0.47	$2.04	1.21
Cash Dividends	$0.26	0.20	$0.72	0.60

Average Shares (000’s):
Outstanding	580,504	577,252	581,626	574,349
Diluted	592,024	593,762	593,758	590,190

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,

($000’s)	2002	2001

Operating Activities
Net Income	$1,211,156	714,890
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	174,526	139,066
Minority Interest in Net Income	28,280	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(6,781)
Depreciation, Amortization and Accretion	240,152	163,555
Provision for Deferred Income Taxes	414,407	122,173
Realized Securities Gains	(101,063)	(14,805)
Realized Securities Gains - Non-Qualifying Hedges on Mortgage Servicing	(85,496)	(70,760)
Realized Securities Losses	2,215	4,466
Realized Securities Losses - Non-Qualifying Hedges on Mortgage Servicing	52,754	1,087
Proceeds from Sales of Residential Mortgage Loans Held for Sale	6,165,686	6,332,424
Net Gain on Sales of Loans	(181,866)	(154,204)
Increase in Residential Mortgage Loans Held for Sale	(5,899,003)	(6,378,564)
Decrease (Increase) in Accrued Income Receivable	93,827	(29,254)
Decrease (Increase) in Other Assets	321,512	(61,064)
(Decrease) Increase in Accrued Taxes, Interest and Expenses	(180,427)	378,597
(Decrease) Increase in Other Liabilities	(222,940)	390,122

Net Cash Provided by Operating Activities	2,033,720	1,530,948

Investing Activities
Proceeds from Sales of Securities Available-for-Sale	15,312,013	7,386,252
Proceeds from Calls, Paydowns and Maturities of Securities Available-for-Sale	5,221,907	9,987,577
Purchases of Securities Available-for-Sale	(23,206,432)	(16,721,457)
Proceeds from Calls, Paydowns and Maturities of Securities Held-to-Maturity	4,833	16,951
Purchases of Securities Held-to-Maturity	(9,733)	—
Increase in Other Short-Term Investments	(373,162)	(234,222)
(Increase) Decrease in Loans and Leases	(3,966,676)	579,217
Purchases of Bank Premises and Equipment	(105,669)	(132,846)
Proceeds from Disposal of Bank Premises and Equipment	16,914	42,272
Net Cash Paid In Acquisitions	—	(146,807)

Net Cash (Used In) Provided by Investing Activities	(7,106,005)	776,937

Financing Activities
Increase in Transaction Account Deposits	7,833,114	2,406,815
Decrease in Consumer Time Deposits	(2,684,835)	(1,089,200)
Increase (Decrease) in CDs - $100,000 and Over, including Foreign	443,830	(4,933,359)
Increase in Federal Funds Borrowed	465,284	17,134
(Decrease) Increase in Short-Term Bank Notes	(33,938)	14,100
(Decrease) Increase in Other Short-Term Borrowings	(234,465)	412,643
Proceeds from Issuance of Long-Term Debt	15,849	3,673,213
Repayment of Long-Term Debt	(163,177)	(2,807,920)
Payment of Cash Dividends	(402,207)	(344,849)
Exercise of Stock Options	93,845	96,225
Purchases of Stock	(458,418)	(14,696)
Other	(3,454)	1,607

Net Cash Provided by (Used In) Financing Activities	4,871,428	(2,568,287)

Decrease in Cash and Due from Banks	(200,857)	(260,402)
Cash and Due from Banks at Beginning of Period	2,030,950	1,706,538

Cash and Due from Banks at End of Period	$1,830,093	1,446,136

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Nine Months Ended September 30,

($000’s except per share)	2002	2001

Balance at December 31	$7,639,277	6,662,412
Net Income	1,211,156	708,109
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains on Securities Available-for-Sale and Qualifying Cash Flow Hedges	311,935	209,933

Net Income and Nonowner Changes in Equity	1,523,091	918,042
Cash Dividends Declared:
Fifth Third Bancorp:
Common Stock (2002 - $.72 per share and 2001 - $.60 per share)	(418,049)	(325,572)
Preferred Stock	(555)	(370)
Pooled Companies Prior to Acquisition:
Common Stock	—	(50,872)
Preferred Stock	—	(185)
Stock Options Exercised including Treasury Shares Issued	93,845	96,225
Shares Purchased	(458,418)	(14,696)
Stock Issued in Acquisitions and Other	(3,453)	120,678

Balance at September 30	$8,375,738	7,405,662

See Notes to Condensed Consolidated Financial Statements

FINANCIAL INFORMATION

Item 1.	Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation:

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the condensed consolidated financial position as of September 30, 2002 and 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, the statements of cash flows for the nine months ended September 30, 2002 and 2001 and the statements of changes in shareholders’ equity for the nine months ended September 30, 2002 and 2001. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the “Registrant” or “Fifth Third”). The results of operations for the three and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Registrant’s Annual Report on Form 10-K/A.

Recent corporate accounting scandals and related developments have led to a re-examination by accountants, the Securities and Exchange Commission (“SEC”) and bank regulatory authorities of long standing and widely followed accounting policies. In addition, the SEC has announced that it is in the process of examining the annual filings on Form 10-K by the country’s largest 500 publicly traded companies. Although the Registrant is not presently aware of any accounting policies that it will change as a result of this re-examination, changes may occur in future filings. The Registrant cannot, however, quantify the likelihood or effect of any such change.

Certain reclassifications have been made to prior periods’ consolidated financial statements and related notes to conform with the current period presentation.

2.       Business Combinations:

On January 2, 2001, the Registrant completed the acquisition of Resource Management, Inc., d.b.a. Maxus Investment Group (“Maxus”), an Ohio corporation. Maxus was a privately held diversified financial services company that provides investment management and brokerage services, headquartered in Cleveland, Ohio. In connection with this acquisition, the Registrant issued 470,162 shares of Fifth Third common stock and paid $18.1 million in cash for the outstanding capital stock of Maxus. This transaction was accounted for as a purchase transaction. The results of operations of Maxus were included in the Consolidated Financial Statements of the Registrant beginning January 2, 2001.

On March 9, 2001, the Registrant completed the acquisition of Capital Holdings, Inc. (“Capital Holdings”) and its subsidiary, Capital Bank N.A., headquartered in Sylvania, Ohio. At December 31, 2000, Capital Holdings had total assets of $1.1 billion and total deposits of $874 million. In connection with this acquisition, the Registrant issued 4,505,385 shares of Fifth Third common stock for the outstanding common shares of Capital Holdings. This transaction was tax-free and was accounted for as a pooling of interest. The accompanying prior period Condensed Consolidated Financial Statements of the Registrant have not been restated for Capital Holdings due to immateriality.

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

On April 2, 2001, the Registrant completed the acquisition of Old Kent Financial Corporation (“Old Kent”), a publicly-traded financial holding company headquartered in Grand Rapids, Michigan. At December 31, 2000, Old Kent had total assets of $23.8 billion and total deposits of $17.4 billion. In connection with this acquisition, the Registrant issued 103,716,638 shares of Fifth Third common stock, 7,250 shares of Fifth Third Series D convertible perpetual preferred stock and 2,000 shares of Fifth Third Series E perpetual preferred stock to the shareholders of Old Kent. This transaction was tax-free and was accounted for as a pooling of interest. The accompanying prior period Condensed Consolidated Financial Statements of the Registrant have been restated to include the financial results of Old Kent. Certain reclassifications were made to Old Kent’s financial statements to conform presentation.

During 2001, the Registrant incurred merger-related charges totaling $384.0 million ($293.6 million after tax, or $.50 per diluted share) in connection with the Old Kent merger transaction. The significant components of the merger charge include employee-related charges of $77.4 million, professional fees of $45.8 million, credit quality charges of $35.4 million, duplicate facilities and equipment of $95.1 million, conversion costs of $70.8 million, $28.7 million loss incurred on the sale of Old Kent’s sub prime mortgage lending portfolio in order to align Old Kent with the Registrant’s asset/liability management policies, $15.2 million in net losses resulting from the sale of subsidiaries, out-of-market mortgage operations and six branches required to be divested as a condition for regulatory approval of the merger and other merger-related charges of $15.6 million.

Employee-related costs include the severance packages negotiated with approximately 1,400 people (including all levels of the previous Old Kent organization from the executive management level to back office support staff) and the change-in-control payments made pursuant to pre-existing employment agreements. Employee-related payments made through September 30, 2002 totaled approximately $77.2 million, including payments to the approximate 1,400 people that have been terminated. All terminations have been completed related to this transaction.

Credit quality charges relate to conforming Old Kent commercial and consumer loans to the Registrant’s credit policies. Specifically, these loans were conformed to the Registrant’s credit rating and review systems as documented in the Registrant’s credit policies. Commercial credit quality charges largely relate to Old Kent concentrations in real estate investment property lending and sub prime lending and their related collateral quality valuations as well as Old Kent’s overall higher commercial lending authorities, as compared to the Registrant’s standards. Consumer credit quality charges largely relate to the application of the Registrant’s more conservative grading of high loan-to-value (“LTV”) loans and purchased home equity loan portfolios. Based on the conforming ratings, reserves were established based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Registrant evaluated the collectibility of both principal and interest in assessing the need for a loss accrual. During the second quarter of 2001 the Registrant recognized a provision for credit losses and charged-off $35.4 million in loans related to these factors.

Duplicate facilities and equipment charges of $95.1 million largely include write-downs of duplicative equipment and software, negotiated terminations of several office leases and other facility exit costs. The Registrant has approximately $6.2 million of remaining negotiated termination and lease payments of exited facilities as of September 30, 2002.

Conversion costs of $70.8 million include vendor contract termination costs related to certain application systems of $19.9 million and the conversion of new affiliates and banking centers (including signage and all customer relationships).

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

Summary of merger-related accrual activity for the period ended September 30:

($ in 000’s)	2002

Balance, January 1	$54,541
Cash payments	(48,140)

Balance, September 30	$6,401

On October 31, 2001, the Registrant completed the acquisition of USB, Inc. (USB) and its subsidiaries. USB was a privately held company that provides payment processing services for agent banks and small and medium-sized merchants. This transaction was accounted for as a purchase transaction. Earlier in fiscal 2001, the Registrant had purchased 49% of USB’s outstanding common and preferred stock. The consolidated results of USB were included in the financial statements of the Registrant beginning on October 31, 2001. The pro forma prior period results are not material.

3.       Pending Acquisition:

On July 23, 2002, the Registrant entered into an agreement to acquire Franklin Financial Corporation and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. At September 30, 2002, Franklin Financial Corporation had approximately $821 million in total assets and $682 million in total deposits. The transaction is structured as a tax-free exchange of stock for a total transaction value of approximately $240 million. The transaction is subject to regulatory approvals which includes the moratorium described in Item 5 related to a November 7, 2002 supervisory letter until such letter is withdrawn. In addition the transaction is subject to the approval of Franklin Financial Corporation shareholders.

4.       Supplemental Disclosure of Cash Flow Information:

For the first nine months of 2002, the Registrant paid $1,168,575,000 in interest and $251,242,000 in Federal income taxes. For the same period in 2001, the Registrant paid $1,912,407,000 in interest and paid $74,194,000 in Federal income taxes. During the first nine months of 2002 and 2001, the Registrant had noncash investing activities consisting of the securitization of $614,603,000 and $2,818,324,000 of residential mortgage and consumer loans, respectively.

5.       Derivative Financial Instruments:

The Registrant accounts for its derivatives under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The standard requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated nonowner changes in equity or current earnings or both, as appropriate.

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

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate and principal only (PO) swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. PO swaps are total return swaps based on changes in value of the underlying PO trust. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract’s specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. The Registrant also enters into foreign exchange contracts for the benefit of customers. Generally, the Registrant hedges the exposure of these free-standing derivatives, by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. The Registrant will hedge its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers.

Upon adoption of this statement on January 1, 2001, the Registrant recorded a cumulative effect of change in accounting principle of approximately $6.8 million, net of tax.

FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate, long-term debt to floating-rate debt. The Registrant’s practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are primarily made through consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and by interest rate levels. For the quarter ended September 30, 2002, the Registrant met certain criteria required to qualify for shortcut method accounting on its fair value hedges of this type. Based on this shortcut method accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both swap and long-term debt. The Registrant has approximately $84.8 million, $23.7 million and $13.6 million of fair value hedges included in other assets in the September 30, 2002 and 2001 and December 31, 2001 Condensed Consolidated Balance Sheets, respectively. The Registrant also enters into forward contracts to hedge the forecasted sale of its mortgage loans. For the quarter ended September 30, 2002, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheet. The Registrant had approximately $17.2 million, $8 million and $9.8 million of fair value hedges included in loans held for sale in the September 30, 2002 and 2001 and December 31, 2001 Condensed Consolidated Balance Sheets, respectively.

As of September 30, 2002, there were no instances of designated hedges no longer qualifying as fair value hedges.

CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate liabilities to fixed rates and to hedge certain forecasted transactions. The liabilities are typically

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

grouped and share the same risk exposure for which they are being hedged. As of September 30, 2002 and 2001 and December 31, 2001, $21.5 million, $17.9 million and $10.1 million, respectively, in deferred losses, net of tax, related to existing hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of September 30, 2002, $21.5 million in deferred losses on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. For the quarter ended September 30, 2002, there were no cash flow hedges that were discontinued related to forecasted transactions deemed not probable of occurring. The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those forecasted transactions related to the payments of variable interest in existing financial instruments, is five years for hedges converting floating-rate loans to fixed. The Registrant had approximately $33.1 million, $27.6 million, and $15.6 million of cash flow hedges related to the floating-rate liabilities included in other short term borrowings in the September 30, 2002 and 2001 and December 31, 2001 Condensed Consolidated Balance Sheets, respectively.

FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that primarily focus on providing derivative products to customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting.

Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (PO swaps, floors, forward contracts and interest rate swaps) to hedge changes in fair value of its fixed rate mortgage servicing rights (MSR) portfolio. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. Generally the Registrant enters into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. The commitments and free-standing derivative instruments are marked to market and recorded as a component of mortgage banking revenue and the foreign exchange contracts are marked to market and recorded as a component of foreign exchange income in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

	Three Months Ended Sept. 30,

($ in 000’s)	2002	2001

Foreign Exchange Contracts for Customers	$5,755	6,100
Forward Contracts Related to Interest Rate Lock Commitments	4,355	(22,113)
Free-Standing Derivative Instruments related to MSR Portfolio	95,646	(2,272)

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

	Nine Months Ended Sept. 30,

($ in 000’s)	2002	2001

Foreign Exchange Contracts for Customers	$18,382	17,200
Forward Contracts Related to Interest Rate Lock Commitments	1,815	2,091
Free-Standing Derivative Instruments related to MSR Portfolio	91,216	(6,636)

The Registrant has approximately $11.7 million, $3.0 million and $3.7 million of free-standing derivatives related to customer transactions included in accrued income receivable in the September 30, 2002 and 2001 and December 31, 2001 Condensed Consolidated Balance Sheets, respectively, and the following table reflects free-standing derivatives included within other assets:

($ in 000’s)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Forward Contracts Related to Interest Rate Lock Commitments	$3,925	2,110	1,192
Free-standing Derivative Instruments related to MSR Portfolio	60,399	18,278	27,039

6.       New Accounting Pronouncements:

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The statement is effective for transfers and servicing of financial assets occurring after March 31, 2001, with certain disclosure and reclassification requirements effective for financial statements for fiscal years ending after December 15, 2000. Included in SFAS No. 140, which replaced SFAS No. 125 of the same name, are the accounting and reporting standards related to securitizations and Qualifying Special Purpose Entities (“QSPE”). The adoption of SFAS No. 140 did not have a material effect on the Registrant.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material effect on the Registrant. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets beginning January 1, 2002. In accordance with SFAS No. 142, the Registrant adopted the amortization provisions effective January 1, 2002. The Registrant has also completed the initial goodwill impairment test required by this standard and has determined that no impairment existed as of January 1, 2002. The following tables illustrate financial results on a pro forma basis as if SFAS No. 142 was effective beginning January 1, 2001.

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

Results of Operations (000’s except per share):

	Three Months Ended Sept. 30,

	2002	2001

Income Before Minority Interest and Cumulative Effect	$426,161	288,102
Net Income Available to Common Shareholders	416,554	287,917
Earnings per Diluted Share	0.70	.49

	Nine Months Ended Sept. 30,

	2002	2001

Income Before Minority Interest and Cumulative Effect	$1,239,436	740,390
Net Income Available to Common Shareholders	1,210,601	733,054
Earnings per Diluted Share	2.04	1.25

The following table presents a reconciliation between originally reported Net Income Available to Common Shareholders for the three and nine months ending September 30, 2001 and Net Income Available to Common Shareholders restated for the effects of SFAS No. 142 ($000’s):

	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2001

Net Income Available to Common Shareholders (as originally reported)	$279,417	707,554
Effect of Goodwill Amortization Expense, Net	8,500	25,500

Net Income Available to Common Shareholders	$287,917	733,054

Detail of Intangible Assets as of September 30, 2002 ($000’s):

	Gross Carrying Amount	Accumulated Amortization (a)

Amortized Intangible Assets
Mortgage Servicing Rights	$819,294	565,029
Core Deposits	341,914	150,460
Merchant Processing Agreements	64,000	11,189

Total	$1,225,208	726,678

(a)	Accumulated amortization for Mortgage Servicing Rights includes a $338.3 million valuation allowance at September 30, 2002.

As of September 30, 2002, the Registrant does not have any intangible assets that are not currently being amortized. Amortization expense of $54.1 million and $146.1 million, respectively, was recognized on intangible assets (including mortgage servicing rights) for the three and nine months ended September 30, 2002. Estimated amortization expense for fiscal years 2002 through 2006 is as follows:

For the Years Ended December 31 ($000’s)
2002	$186,638
2003	143,775
2004	109,327
2005	67,257
2006	43,226

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues.” This bulletin further clarifies the staff’s view on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with generally accepted accounting principles. The Registrant did not experience any material changes to its existing methodology as a result of adoption of this bulletin.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this standard is not expected to have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Term Assets.” This Statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a “probability-weighted” and “primary-asset” approach to estimate cash flows in testing for impairment of a long-lived asset. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of the Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement also amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material effect on the Registrant.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. Adoption of SFAS No. 145 did not have a material effect on the Registrant.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with SFAS No.141 and SFAS No.142. In addition this Statement amends SFAS No.144, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This Statement is effective October 1, 2002. Adoption of SFAS No. 147 is not expected to have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

7.       Business Segment Information:

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Registrant has determined its principal segments to be Retail Banking, Commercial Banking, Investment Advisory Services and Electronic Payment Processing. Retail Banking provides a full range of deposit products and consumer loans and leases. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Investment Advisory Services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Electronic Payment Processing, through Midwest Payment Systems (“MPS”), provides electronic funds transfer (“EFT”) services, merchant transaction processing, operates the Registrant’s Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General Corporate and Other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments. The financial information for each operating segment is reported on the basis used internally by the Registrant’s management to evaluate performance and allocate resources.

The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions, principally EFT services from MPS to the banking segments, are generally charged at rates available to, and transactions with, unaffiliated customers.

The performance measurement of the operating segments is based on the management structure of the Registrant and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segment’s financial condition and results of operations if they were independent entities.

Total revenues exclude non-mortgage related securities gains of $89.3 million and $98.8 million for the three and nine months ended September 30, 2002 and $3.2 million and $10.3 million for the three and nine months ended September 30, 2001, respectively. Results of operations and selected financial information by operating segment for the three and nine months ended September 30, 2002 and 2001 are as follows:

Item 1	Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended Sept. 30,($000’s)	Commercial Banking	Retail Banking	Investment Advisory Services	Electronic Payment Processing (a)	General Corporate And Other	Eliminations (a)	Total

2002
Total Revenues	$343,882	553,473	117,508	141,750	47,154	(7,784)	1,195,983

Net Income Available to Common Shareholders	$144,593	174,449	30,580	43,233	23,699	—	416,554

Goodwill at June 30, 2002	$183,378	235,817	98,393	168,678	—	—	686,266
Goodwill Recognized During the Period (b)	—	—	—	23,606	—	—	23,606
Impairment Losses	—	—	—	—	—	—	—

Goodwill at Sept. 30, 2002	$183,378	235,817	98,393	192,284	—	—	709,872

2001
Total Revenues	$302,561	469,407	98,193	89,965	116,205	(6,254)	1,070,077

Net Income (Loss) Available to Common Shareholders	$123,467	143,495	27,011	32,043	(46,599)	—	279,417

Nine Months Ended Sept. 30,($000’s)	Commercial Banking	Retail Banking	Investment Advisory Services	Electronic Payment Processing (a)	General Corporate And Other	Eliminations (a)	Total

2002
Total Revenues	$1,007,202	1,648,094	356,520	384,848	140,179	(23,030)	3,513,813

Net Income Available to Common Shareholders	$423,775	516,670	95,342	108,548	66,266	—	1,210,601

Goodwill at Jan 1, 2002	$183,378	235,817	98,393	164,712	—	—	682,300
Goodwill Recognized During the Period	—	—	—	27,572	—	—	27,572
Impairment Losses	—	—	—	—	—	—	—

Goodwill at Sept. 30, 2002	$183,378	235,817	98,393	192,284	—	—	709,872

Identifiable Assets (In millions)	$20,904	26,178	1,654	568	28,390	—	77,694

2001
Total Revenues	$844,409	1,425,319	298,891	251,757	294,496	(17,779)	3,097,093

Net Income (Loss) Available to Common Shareholders	$324,980	408,984	74,146	80,815	(181,371)	—	707,554

Identifiable Assets (In millions)	$19,453	22,660	1,194	265	26,546	—	70,118

(a)	Electronic Payment Processing service revenues provided to the banking segments by MPS are eliminated in the Condensed Consolidated Statements of Income.

(b)	The net increase in goodwill during the period resulted from finalizing the deferred tax accounts related to the USB purchase acquisition.

Item 1	Notes to Condensed Consolidated Financial Statements (continued)

8.       Nonowner Changes in Equity:

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Condensed Consolidated Statement of Changes in Shareholders’ Equity on page 6. The caption “Net Income and Nonowner Changes in Equity” represents total comprehensive income as defined in the statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the nine months ended September 30 are as follows:

	Nine Months Ended September 30,

($ in 000’s)	2002	2001

Reclassification Adjustment, Pretax
Change in unrealized net gains arising during period	$630,041	395,482
Reclassification adjustment for net gains included in net income	(131,590)	(10,339)

Change in unrealized net gains on securities available-for-sale	$498,451	385,143

Related Tax Effects
Change in unrealized net gains arising during period	$230,475	161,058
Reclassification adjustment for net gains included in net income	(55,364)	(3,779)

Change in unrealized net gains on securities available-for-sale	$175,111	157,279

Reclassification Adjustments, Net of Tax
Change in unrealized net gains arising during period	$399,566	234,424
Reclassification adjustment for net gains included in net income	(76,226)	(6,560)

Change in unrealized net gains on securities available-for-sale	$323,340	227,864

Accumulated Nonowner Changes in Equity
Beginning Balance
Unrealized net gains on securities available-for-sale	$17,961	28,012
Current Period Change	323,340	227,864

Ending Balance
Unrealized net gains on securities available-for-sale	$341,301	255,876

Beginning Balance
Unrealized net losses on qualifying cash flow hedges	$(10,138)	—
Current Period Change, net of tax of $3.2 million and $9.7 million, respectively	(11,405)	(17,931)

Ending Balance
Unrealized net losses on qualifying cash flow hedges, net of tax of $11.6 million and $9.7 million, respectively	$(21,543)	(17,931)

Accumulated nonowner changes in equity	$319,758	237,945

9.       Earnings Per Share:

The reconciliation of earnings per share to earnings per diluted share follows:

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended Sept. 30,	2002			2001

($000’s except per share)	Net Income	Average Shares	Per-Share Amount	Net Income	Average Shares	Per-Share Amount

EPS
Net Income	$416,739			$279,602
Less: Dividends on Preferred Stock	185			185

Income Available to Common Shareholders	$416,554	580,504	$.72	$279,417	577,252	$.48
Effect of Dilutive Securities
Stock Options	—	11,212			11,786

Convertible Preferred Stock	145	308		145	308

Interest on 6% Convertible Subordinated Debentures due 2028, Net of Applicable Income Taxes	—	—		1,640	4,416

Earnings Per Diluted Share
Income Available to Common Shareholders Plus Assumed Conversions	$416,699	592,024	$.70	$281,202	593,762	$.47

Nine Months Ended Sept. 30,	2002			2001

($000’s except per share)	Net Income	Average Shares	Per-Share Amount	Net Income	Average Shares	Per-Share Amount

EPS
Net Income	$1,211,156			$708,109
Less: Dividends on Preferred Stock	555			555

Income Available to Common Shareholders	$1,210,601	581,626	$2.08	$707,554	574,349	$1.23
Effect of Dilutive Securities
Stock Options	—	11,824			11,117

Convertible Preferred Stock	435	308		435	308

Interest on 6% Convertible Subordinated Debentures due 2028, Net of Applicable Income Taxes	—	—		4,920	4,416

Earnings Per Diluted Share
Income Available to Common Shareholders Plus Assumed Conversions	$1,211,036	593,758	$2.04	$712,909	590,190	$1.21

Item 1.	Notes to Condensed Consolidated Financial Statements (Continued)

10.      Stock Options and Employee Stock Grant:

Stock options are eligible for issuance under the Registrant’s 1998 Stock Option Plan to key employees and directors of the Registrant and its subsidiaries. Share grants during the nine months ended September 30, 2002 and 2001 represented approximately 1.1% and 1.2%, respectively, of average outstanding shares. Options granted are granted at fair market value at the date of grant and generally have up to ten year terms and vest and become fully exercisable at the end of three years of continued employment.

The Registrant applies the provisions of APB Opinion No. 25 in accounting for stock based compensation plans. Under APB Opinion No. 25, because the exercise price of the Registrant’s stock option grants equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized. As permitted by SFAS 123, “Accounting for Stock-Based Compensation”, the Registrant has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

Compared to the same period last year the Registrant’s as reported and pro forma information for the third quarter 2002 and first nine months of 2002 are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

As reported net income ($ in millions)	$416.6	279.4	1,210.6	707.6
Pro forma net income ($ in millions)	384.8	253.1	1,130.4	636.1

As reported earnings per share	$0.72	0.48	2.08	1.23
Pro forma earnings per share	0.66	0.44	1.94	1.11
As reported earnings per diluted share	0.70	0.47	2.04	1.21
Pro forma earnings per diluted share	0.65	0.43	1.90	1.09

Compensation expense in the pro forma disclosure is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $26.23 for the nine months ended September 30, 2002 and $18.61 for the nine months ended September 30, 2001. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002 and 2001:

	2002	2001

Expected Dividend Yield	1.38%	1.83%

Expected Option Lives	9 years	9 years

Expected Volatility	28%	28%

Risk-Free Interest Rates	5.1%	5.1%

Item 1.	Notes to Condensed Consolidated Financial Statements (continued)

11.      Related Party Transactions:

At September 30, 2002 and 2001, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $508.4 million and $466.3 million, respectively. Such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the Registrant’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing.

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

Results of Operations

The Registrant’s earnings were $416.6 million for the third quarter of 2002 and $1.2 billion for the first nine months of 2002, up 49.1 percent and 71.1 percent, respectively, compared to $279.4 million and $707.6 million for the same periods last year. Earnings per diluted share were $.70 for the third quarter, up 48.9 percent from $.47 for the same period last year and $2.04 for the first nine months of 2002, up 68.6 percent from $1.21 for the same period last year. The Registrant’s operating earnings were $416.6 million for the third quarter of 2002 and $1.2 billion for the first nine months of 2002, up 14.6 percent and 20.1 percent, respectively, compared to $363.5 million and $1 billion for the same periods last year. Operating earnings per diluted share were $.70 for the third quarter, up 12.9 percent from $.62 for the same period last year, and $2.04 for the first nine months of 2002, up 18.6 percent from $1.72 for the same period last year. Third quarter and year-to-date 2002 operating earnings are equivalent to net income available to common shareholders. Operating earnings for the third quarter of 2001 exclude $84.1 million of after-tax merger charges, or $.14 per diluted share, associated with the merger and integration of Old Kent. Operating earnings for the first nine months of 2001 exclude $293.6 million of after-tax merger charges, or $.50 per diluted share and an after-tax nonrecurring charge for an accounting principle change related to the adoption of SFAS No.133 of $6.8 million, or $.01 per diluted share.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Average Balance Sheets and Analysis of Net Interest Income (taxable equivalent basis)

	For three months ended: September 30, 2002			For three months ended September 30, 2001

($ in millions)	Average Outstanding	Revenue/ Cost	Average Yield/Rate	Average Outstanding	Revenue/ Cost	Average Yield/Rate

Assets
Interest-Earning Assets
Loans and Leases	$45,760.4	$706.5	6.12%	$44,178.9	$823.3	7.39%
Securities
Taxable	22,768.2	318.2	5.55	19,007.2	317.2	6.62
Exempt from Income Taxes	1,092.5	21.1	7.68	1,248.0	23.7	7.54
Other Short-Term Investments	255.8	1.3	1.99	249.3	2.2	3.50

Total Interest Earning Assets	69,876.9	1,047.1	5.95	64,683.4	1,166.4	7.15
Cash and Due from Banks	1,504.0			1,489.0
Other Assets	4,952.3			5,223.0
Reserve for Credit Losses	(657.3)			(629.3)

Total Assets	$75,675.9			$70,766.1

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest Checking	$17,056.7	$80.7	1.88%	$11,584.7	$75.6	2.59%
Savings and Money Market	11,622.5	51.7	1.77	7,503.1	51.2	2.71
Time Deposits, including Foreign	12,367.6	101.7	3.26	19,055.5	244.6	5.09
Federal Funds Borrowed	2,679.9	12.0	1.78	3,490.6	29.9	3.40
Short-Term Bank Notes	—	—	—	12.0	.1	2.06
Other Short-Term Borrowings	3,909.8	17.9	1.81	4,552.2	37.8	3.30
Long-Term Debt	7,461.8	94.8	5.04	7,000.3	108.3	6.14

Total Interest-Bearing Liabilities	55,098.3	358.8	2.58	53,198.4	547.5	4.08
Demand Deposits	9,025.4			7,509.6
Other Liabilities	2,696.8			2,731.9

Total Liabilities	66,820.5			63,439.9
Minority Interest	444.3			—
Shareholders’ Equity	8,411.1			7,326.2

Total Liabilities and Shareholders’ Equity	$75,675.9			$70,766.1

Net Interest Income Margin on a Taxable Equivalent Basis		$688.3	3.91%		$618.9	3.80%

Net Interest Rate Spread			3.37%			3.07%

Interest-Bearing Liabilities to Interest-Earning Assets			78.85%			82.24%

Net interest income on a fully taxable equivalent basis for the third quarter of 2002 was $688.3 million, an 11.2 percent increase over $618.9 million for the same period last year, resulting principally from a $5.2 billion (eight percent) increase in average interest-earning assets and an 11 basis point (“bp”) increase in net interest margin, from 3.80 percent during the third quarter of 2001 to 3.91 percent in the third quarter of 2002. For the nine-month period, net interest income on a fully taxable equivalent basis increased to $2.0 billion, or 10.4 percent, from the $1.8 billion reported in the same period last year, resulting principally from a $2.5 billion (3.9 percent) increase in average interest-earning assets and a 23 bp increase in net interest margin, from 3.79 percent in 2001 to 4.02 percent in 2002. The negative effect of a decline in the yield on average interest-earning assets of 120 bp for the third quarter of 2002 and 137 bp for the first nine months of 2002 was offset by a decrease in funding costs of 150 bp for the third quarter of 2002 and 182 bp for the first nine months of 2002 as compared to the same periods last year. The decline in funding costs was primarily due to the repricing of borrowed funds and lower year-over-year deposit rates on existing accounts as well as the continued improvement in the overall mix of interest bearing liabilities. The decline in the yield on average interest-earning assets is primarily due to continued asset repricing in a lower rate environment and the sale and subsequent reinvestment of high coupon mortgage-backed

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

securities in the third quarter. The sale of these securities, and $89.3 million in related gains, were executed in order to minimize risk related to the anticipated elevated level of prepayment speeds on high coupon mortgage-backed securities. Although the effects of this strategy contributed to a decrease in the net interest margin from 4.07 percent in the second quarter to 3.91 percent in the third quarter, near and intermediate term net interest income performance trends will be stabilized given the resulting reduction in prepayment risk. The Registrant expects margin and net interest income trends in coming periods will be dependent upon the magnitude of loan demand, the overall level of business activity in the Registrant’s Midwestern footprint and the path of interest rates in the economy.

The provision for credit losses was $55.5 million in the third quarter of 2002 compared to $47.5 million in the same period last year. Net charge-offs for the quarter were $43.6 million compared to $46.7 million in the third quarter of 2001 and $43.4 million last quarter. Net charge-offs as a percent of average loans and leases outstanding decreased 5 bp to .39 percent from .44 percent in the same period last year and declined 1 bp from last quarter. Nonperforming assets were $247.9 million at September 30, 2002, or .56 percent of total loans, leases and other real estate owned up 5 bp compared to $210.5 million, or .51 percent, at September 30, 2001 and increased 3 bp compared to the $231.1 million, or .53 percent last quarter. Underperforming assets were $439 million at September 30, 2002, or .99 percent of total loans, leases and other real estate owned, up 14 bp compared to the $350.9 million, or .85 percent, at September 30, 2001 and increased 4 bp compared to the $414 million, or .95 percent, last quarter. The Registrant’s strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall $25 million credit limit for each customer, with limited exceptions. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large loans and loans experiencing deterioration of credit quality.

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The increase in the provision for credit losses in the current quarter compared to the same period last year is primarily due to the overall increase in the total loan and lease portfolio as well as the increase in the nonperforming and underperforming assets at September 30, 2002 as compared to September 30, 2001. The total reserve for credit losses as a percent of nonperforming assets was 266.65 percent at September 30, 2002, relatively consistent with 292.92 percent at September 30, 2001 and 265.45 percent at December 31, 2001. The total reserve for credit losses at September 30, 2002 remained steady at 1.50 percent of the total loan and lease portfolio compared to September 30, 2001 and December 31, 2001 as the Registrant’s consideration of historical and anticipated loss rates in the portfolio has remained relatively consistent. Additionally, the Registrant’s long history of low exposure limits, avoidance of national or sub-prime lending businesses, centralized risk management and diversified portfolio reduces the likelihood of significant unexpected losses.

Total other operating income, excluding non-mortgage related securities gains and losses, increased 12.2 percent to $518.3 million compared to $462.1 million in the third quarter of 2001, and increased to $1.5 billion for the first nine months of 2002, or 16.9 percent over the same period last year. Electronic payment processing income was $134.9 million in the third quarter of 2002, an increase of 56.8 percent compared to the same period in 2001 and increased to $364.7 million for the first nine months of 2002, a 55.9 percent increase over the same period last year. Electronic payment processing income for the third quarter of 2002 and for the first nine months of 2002 includes approximately $21 million and $64 million, respectively, of revenue from the fourth quarter 2001 purchase acquisition of USB. Excluding the revenue addition from USB, electronic payment processing income increased 32.3 percent in the third quarter and 28.5 percent for the first nine months period of 2002 compared to the same periods last year on the strength of increased transaction volumes of 25 percent and 24 percent, respectively. Increases in electronic funds transfers (“EFT”) and merchant processing continued in the third quarter on the strength of a broadly diversified and

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

largely non-cyclical customer base and product mix with several significant new customer relationships added during the quarter.

During the 2001 third quarter, the Registrant began an on-balance sheet non-qualifying hedging strategy to protect against volatility related to the value of the mortgage servicing rights portfolio. This strategy included the purchase of various securities classified as available-for-sale on the Condensed Consolidated Balance Sheet. Throughout the year certain of these securities were sold resulting in net realized gains of $33.8 million and $32.7 million, respectively, for the third quarter of 2002 and for the first nine months of 2002 compared to a net realized gain of $69.7 million for the three and nine months ended 2001.

Mortgage banking net revenue totaled $9.4 million in the third quarter of 2002 and $121.2 million for the first nine months of 2002, excluding the net realized security gains from the non-qualifying mortgage servicing rights hedging strategy. This represents an increase of 133.5 percent and 41.7 percent, respectively, compared to a net loss of $28 million and net revenue of $85.6 million for the same periods last year. The increase in mortgage banking net revenue between years largely relates to a net increase in core mortgage banking fees driven by the combined results of all origination and sale activities, including favorable experience between years from interest rate lock commitment forward contracts. The total increase in all core mortgage banking fees, including interest rate lock hedging activity, was offset by an overall decrease in origination volume as originations totaled $2.7 billion in the third quarter of 2002 and $7.2 billion for the first nine months of 2002 as compared to total originations of $4.2 billion ($2 billion in-market) and $15.3 billion ($6 billion in-market) in the same periods last year, respectively. Future quarter mortgage banking year-over-year revenue comparisons will no longer be impacted by the divested out-of-market operations acquired from Old Kent given the timing of these sales in the third quarter of 2001. The Registrant expects the core contribution of mortgage banking to total revenues to decline as originations slow from recent record levels. Third quarter mortgage banking net revenue was comprised of $89.8 million in total mortgage banking fees in 2002, as compared to $54.5 million in 2001, plus $95.6 million in gains and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments in 2002, as compared to a loss of $2.3 million in 2001, offset by $186.2 million in net valuation adjustments and amortization on mortgage servicing rights in 2002, as compared to $80.3 million in 2001. In addition, mortgage banking revenue for the third quarter of 2002 included $10.2 million resulting from a servicing asset and corresponding gain recognized from a $341 million loan sale transaction. Including the $33.8 million and $32.7 million, respectively, of net realized gains on security sales for the third quarter of 2002 and for the first nine months of 2002, mortgage banking revenue was $43.2 million and $154 million, respectively, representing a 3.7 percent increase and a .8 percent decrease, over the respective periods in 2001.

Compared to the same periods in 2001, investment advisory income increased nine percent to $82.7 million in the third quarter of 2002 and 11 percent to $259.1 million for the first nine months. Private Client and Retail brokerage revenues drove the growth in the quarter with new product introductions and increased marketing providing a positive contribution. The Registrant continues to be one of the largest money managers in the Midwest and as of September 30, 2002 had over $179 billion in assets under care and $28 billion in assets under management.

Service charges on deposits increased 20.2 percent over last year’s third quarter and 20.5 percent over the first nine months of 2001, primarily due to continued sales success in treasury management services and continued growth in the absolute number of deposit accounts resulting from sales success in Retail and Commercial deposit campaigns. Third quarter retail deposit revenue increased 9.6 percent year-over-year, and 8.3 percent for the nine-month period, driven by the success of sales campaigns and direct marketing programs in generating new account relationships in all of the Registrant’s markets. Commercial deposit revenues increased 37.8 percent over last year’s third quarter and 38.2 percent for the nine-month period on the strength of successful cross-selling efforts and the benefit of a lower interest rate environment.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other service charges and fees decreased 12.3 percent over the third quarter of 2001 and increased 2.4 percent over the first nine months of 2001. The 2002 and 2001 amounts include a gain in the third quarter of 2002 of $7 million from the sale of six branches in Southern Illinois and a gain in third quarter of 2001 of $43 million on the sale of 11 branches in Arizona. Excluding the impact of the above branch sale gains, other service charges increased 13.1 percent over the third quarter of 2001 and 12.6 percent over the first nine months of 2001, due to increases in nearly all categories. Compared to the same periods in 2001, commercial banking revenues increased 18.8 percent and 29 percent, respectively, primarily due to total international revenues increasing by 15 percent and 21.7 percent, respectively. Institutional fixed income trading increased 23.5 percent in the third quarter of 2002 and 25.4 percent for the first nine months.

The efficiency ratio (operating expenses excluding merger-related charges incurred in 2001 divided by the sum of taxable equivalent net interest income and other operating income, excluding non-mortgage related net security gains) was 51.3 percent for the third quarter of 2002 and 46.5 percent for the first nine months of 2002 as compared to 45.3 percent and 47.5 percent, respectively, for the same periods last year. The decline as compared to the same periods in 2001 relates to a pre-tax expense of approximately $82 million realized during the third quarter of 2002 for certain charged-off treasury related aged receivable and in-transit reconciliation items. In a Report on Form 8-K dated September 10, 2002, the Registrant reported that it had concluded that certain predominantly treasury-related aged receivable and in-transit reconciliation items were impaired. The Registrant also reported that it was devoting significant effort and resources to a review of the impairment. Although the review is ongoing, on the basis of information currently available, the Registrant does not believe that there will be material additional charge-offs.

Excluding the impact of the treasury related charged-off items, the efficiency ratio improved slightly to 44.5 percent for the third quarter of 2002 and to 44.2 percent for the first nine months of 2002. This slight improvement in the 2002 third quarter and nine-month period efficiency ratios, excluding the impact of the treasury related charged-off items, was due to revenue growth of 11.6 percent and 13.1 percent, respectively, outpacing expense increases of 9.7 percent and 5.1 percent, respectively. Total operating expenses (excluding merger-related charges incurred in 2001 relating to the Old Kent acquisition) increased to $619.2 million, or 26.4 percent compared to the third quarter of 2001, and increased 10.7 percent to $1.6 billion for the nine-month period. Salaries, wages, incentives and benefits increased 7.2 percent in the third quarter of 2002 and 7.9 percent for the nine-month period. The increase in compensation expense related to the addition of sales officers and back-office personnel along with an increase in profit sharing expense due to the inclusion of the former Old Kent employees in the Fifth Third Profit Sharing Plan beginning in January 2002 and was partially offset by headcount reductions related to the integration of Old Kent. Incremental expenses associated with the fourth quarter 2001 purchase acquisition of USB also impact year-over-year operating expense comparisons. Net occupancy expense remained relatively consistent for the third quarter and first nine months of 2002 compared to the same periods last year. Total other operating expenses increased 61.1 percent (16.5 percent excluding the treasury related charged-off items) in the third quarter and 19.9 percent (5.4 percent excluding the treasury related charged-off items) for the first nine months of 2002.

Financial Condition and Capital Resources

The Registrant’s balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $77.7 billion at September 30, 2002 compared to $71 billion at December 31, 2001 and $70.1 billion at September 30, 2001, an increase of 9.4 percent and 10.8 percent, respectively. On an operating basis, return on average equity was 19.6 percent and return on average assets was 2.18 percent for the third quarter of 2002 compared to 19.7 percent and 2.04 percent, respectively, for the same period last year.

The Registrant’s total loan portfolio was $44.2 billion at September 30, 2002 compared to $41.5 billion at December 31, 2001 and $41.2 billion at September 30, 2001, an increase of $2.7 billion or 6.4 percent and $3 billion or 7.2 percent, respectively. Commercial loans and leases totaled $23.9 billion at September 30, 2002 compared to $22.5 billion at December 31, 2001 and $22.4 billion at September 30, 2001, an increase of 6.5 percent and 7.1 percent, respectively. The Commercial loan and lease portfolio increased despite declines in mortgage and construction balances on the strength of new customer additions and modest improvement in the level of economic activity in the Registrant’s customer base. Installment loan and lease balances increased during the third quarter as a result of continued strong origination volume and totaled $16.5 billion at September 30, 2002 compared to $13.9 billion at December 31, 2001 and $13.6 billion at September 30, 2001, an increase of 18.9 percent and 21.2 percent, respectively. Residential mortgage loans

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

totaled $3.3 billion at September 30, 2002 compared to $4.8 billion at December 31, 2001 and $4.9 billion at September 30, 2001, a decrease of 30.3 percent and 32.2 percent, respectively. The end of the period residential mortgage loan balance comparisons are impacted by the sale of $341 million of loans in the third quarter and the securitization and sale of $614 million in the second quarter of 2002. Loans held for sale, consisting primarily of residential mortgages to be sold in secondary markets, were $2.7 billion at September 30, 2002 and $2.2 billion at December 31, 2001 and $1.9 billion at September 30, 2001, an increase of 22.2 percent and 42.9 percent, respectively. The increase over prior periods is reflective of an increase in the overall level of mortgage origination volume and the Registrant’s policy to sell all qualifying fixed rate and certain adjustable rate mortgage loans.

At September 30, 2002, total available-for-sale and held-to-maturity investment securities were $24.4 billion, compared to $20.5 billion at December 31, 2001 and $21 billion at September 30, 2001, an increase of 19 percent and 16.5 percent, respectively, and proportionately remained relatively consistent with the growth in the overall balance sheet. The estimated average life of the portfolio at September 30, 2002 was 4.2 years based on current prepayment expectations.

Transaction account deposits grew 43.6 percent, or $11.8 billion, over the same period last year and $7.8 billion, or 25.2 percent, over 2001 year-end. Transaction account deposit growth during the period is primarily attributable to the success of campaigns emphasizing customer deposit accounts as well as the overall dynamic in the current economy with regard to equity market outflows. Total deposits increased 12.9 percent over the same period last year and 12.2 percent over 2001 year-end, as transaction account deposit growth was offset by a decrease in time deposits. This shift from time deposits to transaction deposits provides the Registrant a more favorable funding mix.

Short-term borrowings and federal funds borrowed totaled $7.2 billion, compared to $7.5 billion at December 31, 2001 and $6.9 billion at September 30, 2001 a decrease of 3.9 percent and an increase of 4 percent, respectively. The movement in these borrowings is a function of overall balance sheet funding requirements. Long term debt was $7.5 billion at September 30, 2002, compared with $7 billion at December 31, 2001 and September 30, 2001.

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At September 30, 2002, shareholders’ equity was $8.4 billion compared to $7.4 billion at September 30, 2001, an increase of $970 million, or 13.1 percent. Average shareholders’ equity as a percentage of total assets as of September 30, 2002 was 11.11 percent. The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define “well-capitalized” ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these “well-capitalized” ratios at September 30, 2002 and 2001. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2002. At September 30, 2002, the Registrant had a Tier 1 risk-based capital ratio of 12.10 percent, a total risk-based capital ratio of 13.96 percent and a leverage ratio of 10.21 percent. At September 30, 2001, the Registrant had a Tier 1 risk-based capital ratio of 11.69 percent, a total risk-based capital ratio of 13.93 percent and a leverage ratio of 9.79 percent.

In December 2001, and as amended in May 2002, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to three percent of common shares outstanding. In the third quarter of 2002, the Registrant purchased approximately 3.3 million shares of common stock for an aggregate of approximately $202 million. At September 30, 2002, the total remaining common stock repurchase authority was approximately 10.1 million shares.

In September 2002, the Board of Directors approved an increase in the Registrant’s quarterly common stock dividend to $0.26 cents per share representing a 30% increase over the same quarter last year.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Foreign Currency Exposure

At September 30, 2002, December 31, 2001 and September 30, 2001 the Registrant maintained foreign office deposits of $2.4 billion, $1.2 billion and $2.1 billion, respectively. These foreign deposits represent U.S. dollar denominated deposits in our foreign branches located in the Cayman Islands. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. Generally, the Registrant enters into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily.

Critical Accounting Policies

Reserve for Credit Losses: The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level the Registrant considers to be adequate to absorb probable loan and lease losses inherent in the portfolio and is based on evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Registrant’s review of the historical credit loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The reserve is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from “base” and “conservative” estimates. The Registrant’s methodology for assessing the appropriate reserve level consists of several key elements, as discussed below. The Registrant’s strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall $25 million credit limit for each customer, with limited exceptions. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large loans and loans experiencing deterioration of credit quality.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. These grades encompass ten categories that define a borrower’s ability to repay their loan obligations. The risk rating system is intended to identify and measure the credit quality of all commercial lending relationships.

Homogenous loans, such as consumer installment, residential mortgage loans, and automobile leases are not individually risk graded. Rather, standard credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Registrant’s internal credit examiners.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Registrant’s primary market areas for lending are Ohio, Kentucky, Indiana, Florida, Michigan, Illinois and West Virginia. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions has on the Registrant’s customers.

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion the reserve of $660,934,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at September 30, 2002.

Valuation of Derivatives: The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate and principal only swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. The primary risk of material changes to the value of the derivative instruments is the fluctuation in interest rates, however, as the Registrant principally utilizes these derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction. The fair values of derivative financial instruments are based on current market quotes.

Valuation of Mortgage Servicing Rights: When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized or sold loans. Gain or loss on sale of the loans depends in part on the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests based on their relative fair value at the date of the sale. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third party data sources for the key assumptions – credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

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

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Off-Balance Sheet and Certain Trading Activities

The Registrant consolidates majority-owned subsidiaries that it controls. Other entities, including certain joint ventures, in which there is greater than 20% ownership, are accounted for by equity method accounting and not consolidated; those in which there is less than 20% ownership are generally carried at cost.

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s off-balance sheet derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Registrant’s Asset/Liability Management Committee’s (ALCO) capital planning directives, to hedge changes in fair value of its fixed rate mortgage servicing rights portfolio or to provide qualifying customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee and the Board of Directors.

As part of the Registrant’s ALCO management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated QSPE that is wholly owned by an independent third party. During the nine months ended September 30, 2002, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At September 30, 2002, the outstanding balance of loans transferred was $1.9 billion. Given the investment grade nature of the loans transferred, the Registrant does not expect this recourse feature to result in a significant use of funds in future periods.

The Registrant had the following cash flows with the unconsolidated QSPE during the nine months ended September 30:

($ in millions)	2002	2001

Proceeds from transfers	$181.6	127.0
Transfers received from QSPE	$166.4	133.5
Fees received	$20.2	16.9

Through September 30, 2002, the Registrant has sold, subject to credit recourse and with servicing retained, a total of approximately $2.3 billion in leased autos to an unrelated asset-backed special purpose entity that have subsequently been leased back to the Registrant. No significant gain or loss has been recognized on these transactions and the Registrant has established, and evaluates quarterly, a loss reserve for estimated future losses based on historical loss experience. As of September 30, 2002, the outstanding balance of these leases was $1.6 billion and pursuant to this sale-leaseback, the Registrant has future operating lease payments and corresponding scheduled annual lease receipts from the underlying lessee totaling $1.6 billion.

Finally, the Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale. Although the Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, and in

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

some cases a cash reserve, the Registrant has historically only retained mortgage servicing rights interests in these sales.

The accounting for special purpose entities, including QSPE’s, is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Market Risk

Managing risks is an essential part of successfully operating a financial services company. Among the most prominent risk exposures are interest rate, market and liquidity risk.

The objective of the Registrant’s asset/liability management function is to maintain consistent growth in net interest income within the Registrant’s policy limits. This objective is accomplished through management of the Registrant’s balance sheet composition, liquidity, and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. Additional asset-driven liquidity is provided by the Registrant's ability to sell or securitize loan and lease assets. These sources, in addition to the Registrant’s 11.11 percent average equity capital base, provide a stable funding base.

In June 2002, Moody’s raised its senior debt rating for the Registrant to Aa2 from Aa3, a rating equaled or surpassed by only three other U.S. bank holding companies. This upgrade by Moody’s reflects our capital strength and financial stability and further demonstrates the continued confidence of the rating agencies. The Registrant’s A-1+/Prime-1 ratings on its commercial paper and AA-/Aa2 ratings for its senior debt, along with the AA-/Aa1 long-term deposit ratings of Fifth Third Bank (Ohio); Fifth Third Bank (Michigan); Fifth Third Bank, Indiana; Fifth Third Bank, Kentucky, Inc.; and Fifth Third Bank, Northern Kentucky, Inc. continue to be among the best in the industry. These ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional liquidity. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources. The Registrant also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable through its FHLB member subsidiaries. The Registrant also has significant unused funding capacity in the national money markets. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Given the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not expect any downgrade in the credit ratings based on financial performance in the upcoming year. Management considers interest rate risk the Registrant’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Registrant’s net interest revenue is largely dependent upon the effective management of interest rate risk.

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

The Registrant’s ALCO, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12 and 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (continued)

Current policy limits this exposure to plus or minus 7 percent of net interest income for the first year and plus or minus 7 percent for the second year.

The following table shows the Registrant’s estimated earnings sensitivity profile as of September 30, 2002:

	Percentage Change in Net Interest Income

Change in Interest Rates (basis points)	Year 1	Year 2

+ 200	2.27%	7.99%
- 200	(2.90)%	(13.20)%

Given a linear 200 bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Registrant would increase by 2.27 percent in the first year and 7.99 percent in the second year. A 200 bp linear decrease in interest rates would decrease net interest income by 2.90 percent in the first year and an estimated 13.20 percent in the second year. Given the current federal funds rate of 1.75 percent at September 30, 2002, a linear 175 bp decrease for federal funds was modeled in the estimated earnings sensitivity profile in place of the linear 200 bp decrease utilized for the remainder of the portfolio in accordance with the Registrant’s interest rate risk policy. The Registrant is currently out of compliance with the interest rate risk policy in the second year. The Registrant’s ALCO, along with senior management, have deemed the risk of a 200 bp decrease in rates to be low given the current interest rate environment and, therefore, have decided it is prudent to add no additional coverage at this point. Additionally, the Registrant’s interest rate risk profile has been impacted by the origination of floating rate home equity lines and increases in core deposits, which do not always move in step with market rates. The Registrant’s ALCO, along with senior management, views the origination of home equity products and gathering of core deposits as beneficial to the strength and stability of the Registrant's balance sheet and earnings and have decided it is prudent to add no additional coverage at this point. All of the other estimated changes in net interest income are within the policy guidelines established by the Board of Directors. Management does not expect any significant adverse effect to net interest income in 2002 or 2003 based on the composition of the portfolio and anticipated trends in rates.

In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines are sold for cash upon origination. Periodically, additional assets such as adjustable-rate residential mortgages, certain consumer leases and certain short-term commercial loans are also securitized, sold or transferred off-balance sheet. During the nine months ended September 30, 2002 and 2001, a total of $6.8 billion and $9.1 billion, respectively, were sold, securitized, or transferred off-balance sheet (excluding $1.2 billion of divestiture related sales in 2001).

Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.

Item 4.	Controls and Procedures

Controls and Procedures

The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-14 and 15d-14. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on the foregoing, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Registrant completed its evaluation, except as provided in the supervisory letter described in Item 5. Prior to this evaluation, however, the Registrant reviewed internal controls in its Treasury area to determine if there were improvements in internal control that could have limited the after-tax charge-off of $53 million in the third quarter. The Registrant has implemented certain additional processes and controls as a result of this review.

PART II. OTHER INFORMATION

Item 5.    Other Information

In a Report on Form 8-K dated September 10, 2002, the Registrant reported that it had concluded that certain predominantly treasury-related aged receivable and in-transit reconciliation items were impaired. The Registrant also reported that it was devoting significant effort and resources to a review of the impairment.

On November 7, 2002, the Registrant received a supervisory letter from the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions relating to matters including procedures for access to the general ledger and other books and records; segregation of duties among functional areas; procedures for reconciling transactions; the engagement of third party consultants; and efforts to complete the impairment review referred to above. In addition, the supervisory letter imposes a moratorium on future acquisitions, including Franklin Financial Corporation, until the supervisory letter has been withdrawn by both the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions. The Registrant is periodically subjected to regulatory oversight and examinations and has historically and will continue to comply with any findings and recommendations resulting from these reviews.

On November 12, 2002, the Registrant was informed by a letter from the Securities and Exchange Commission that the Commission was conducting an informal investigation regarding the after-tax charge of $54 million reported in the Registrant's Form 8-K dated September 10, 2002 and the existance or effects of weaknesses in financial controls in the Registrant's Treasury and/or Trust operations. The Registrant intends to fully comply and assist the Commission in this review.

Item 6.     Exhibits and Reports on Form 8-K

(a).    List of Exhibits

(3)(i)	Amended Articles of Incorporation, as amended, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

(3)(ii)	Code of Regulations, as amended, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

(b)	Reports on Form 8-K during the quarter ended September 30, 2002:

•
The Registrant filed a report on Form 8-K dated July 23, 2002 announcing an Affiliation Agreement pursuant to which Franklin Financial Corporation will be merged with and into the Registrant’s wholly owned subsidiary, Fifth Third Financial Corporation, with Fifth Third Financial Corporation as the surviving corporation.

•
The Registrant filed a report on Form 8-K dated August 14, 2002 related to its submitting to the SEC sworn statements by each of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to Securities and Exchange Commission Order No. 4-460.

•
The Registrant filed a report on Form 8-K dated September 10, 2002 related to its Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

•
The Registrant filed a report on Form 8-K/A dated July 23, 2002 and filed on September 12, 2002 announcing an amendment to the Affiliation Agreement pursuant to which Franklin Financial Corporation will be merged with and into the Registrant’s wholly owned subsidiary, Fifth Third Financial Corporation, with Fifth Third Financial Corporation as the surviving corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp Registrant
Date: November 14, 2002	/s/ NEAL E. ARNOLD

Neal E. Arnold Executive Vice President and Chief Financial Officer

CERTIFICATION PURSUANT
TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, George A. Schaefer, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fifth Third Bancorp (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE A. SCHAEFER, JR.

George A. Schaefer, Jr. President and Chief Executive Officer November 14, 2002

CERTIFICATION PURSUANT
TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Neal E. Arnold, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fifth Third Bancorp (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NEAL E. ARNOLD.

Neal E. Arnold Executive Vice President and Chief Financial Officer November 14, 2002