Form 10-K
period 2002-12-31
FIFTH THIRD BANCORP
filed 2003-03-27
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-8076

FIFTH THIRD BANCORP

(Exact name of Registrant as specified in its charter)

Ohio	31-0854434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

38 Fountain Square Plaza

Cincinnati, Ohio 45263

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(513) 534-5300

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Without Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: ☒ No: ☐

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $33,111,558,907 as of June 30, 2002.

There were 574,260,355 shares of the Registrant’s Common Stock, without par value, outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

2002 Annual Report to Shareholders:	Parts I, II and IV
Proxy Statement for 2003 Annual Meeting of Shareholders:	Parts III and IV

FIFTH THIRD BANCORP

2002 FORM 10-K ANNUAL REPORT

PART I

PART I

ITEM 1. BUSINESS

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which Fifth Third Bancorp does business, are less favorable than expected; (5) legislative or regulatory changes or actions adversely affect the businesses in which Fifth Third Bancorp is engaged; (6) changes in the securities markets; (7) a delayed or incomplete resolution of regulatory issues (8) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; and (9) the outcome of legal proceedings. Further information on other factors which could affect the financial results of Fifth Third Bancorp are included in Fifth Third Bancorp’s filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Fifth Third Bancorp.

ORGANIZATION

Fifth Third Bancorp (the “Registrant”) is an Ohio corporation organized in 1975 and is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). The Registrant, with its principal office located in Cincinnati, is a multi-bank holding company as defined in the BHCA and is registered as such with the FRB. At December 31, 2002, the Registrant’s wholly-owned second tier holding company, Fifth Third Financial Corporation, had 11 wholly-owned direct subsidiaries: Fifth Third Bank; Fifth Third Bank, Florida; Fifth Third Bank, Northern Kentucky, Inc.; Fifth Third Bank, Kentucky, Inc.; Fifth Third Bank, Indiana; Fifth Third Bank (Michigan); Fifth Third Community Development Corporation; Fifth Third Investment Company; Heartland Capital Management, Inc; Old Kent Capital Trust I and Fifth Third Reinsurance Company, LTD.

At December 31, 2002, the Registrant, its affiliated banks and other subsidiaries had consolidated total assets of approximately $80.9 billion, consolidated total deposits of approximately $52.2 billion and consolidated total shareholders’ equity of approximately $8.5 billion.

The Registrant, through its subsidiaries, engages primarily in commercial, retail and trust banking, electronic payment processing services and investment advisory services. Significant direct subsidiaries of the Registrant’s affiliate banks consist of: The Fifth Third Company; Fifth Third Leasing Company; Fifth Third Processing Solutions, Inc.; Fifth Third International Company; Fifth Third Holdings, LLC; Fifth Third Securities, Inc.; Fifth Third Real Estate Capital Markets Company; Fifth Third Mortgage Company; Fifth Third Mortgage Insurance Reinsurance Company; Fifth Third Insurance Agency, Inc.; Old Kent Investment Corporation; Home Equity of America, Inc.; Old Kent Mortgage Services, Inc. and GNB Management, LLC. The Registrant’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leasing. Each of the banking subsidiaries has deposit insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) through the Bank Insurance Fund (“BIF”) and/or the Savings Association Insurance Fund (“SAIF”).

Fifth Third Processing Solutions, Inc., the Registrant’s electronic payment processing subsidiary, operates for itself and other financial institutions, a proprietary automated teller machine (“ATM”) and Point of Sale (“POS”) network, Jeanie®. The Registrant’s banking subsidiaries participate in several regional shared ATM networks including “NYCE®,” “Pulse®,” and “Star®.” These networks include approximately 595,000, 700,000 and 1,224,000 ATMs and POS devices, respectively. The Registrant’s banking subsidiaries also participate in “Cirrus®,” and “Plus System®,” which are international ATM networks including approximately 835,000 and 803,000 participating ATMs, respectively. Fifth Third Processing Solutions, Inc. also provides electronic fund transfers, ATM processing, electronic personal banking, merchant transaction processing, electronic bill payment and electronic benefit transfer services for thousands of regional banks, bank holding companies, service retailers and other financial institutions throughout the United States.

Additional information regarding the Registrant’s businesses is included in the Management Editorial (pages 4 through 15) in the Registrant’s 2002 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

ACQUISITIONS

The Registrant has completed a number of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, Michigan, Wisconsin, and Florida. On July 23, 2002, the Registrant entered into an agreement to acquire Franklin Financial Corporation and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. The transaction is structured as a tax-free exchange of stock for a total transaction value of approximately $270 million.

PART I

ITEM 1. BUSINESS (continued)

The transaction is subject to the approval of Franklin Financial Corporation shareholders. Pursuant to the recent amendment of the affiliation Agreement with Franklin Financial Corporation, the transaction must be consummated by June 30, 2004. The Affiliation Agreement and its Amendments are attached hereto as exhibits 99.4, 99.5, 99.6 and 99.7 and are incorporated herein by reference. The transaction is also subject to regulatory approvals. See “Business – Regulation and Supervision – The Registrant – The Gramm-Leach-Bliley Act” on pages 5 and 6 for a discussion of additional regulatory restrictions on acquisitions.

The Registrant’s strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings while taking into account the integration and other risks of growth. When permitted by the Federal Reserve Bank of Cleveland and the Division, the Registrant will evaluate strategic acquisition opportunities and conduct due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value and current market price, and therefore, some dilution of book value and net income per share may occur with any future transactions.

Additional information, with respect to acquisitions, is included in Note 21 and Note 22 (pages 36 and 37) of the Notes to Consolidated Financial Statements in the Registrant’s 2002 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

COMPETITION

There are hundreds of commercial banks, savings and loans and other financial service providers in Ohio, Kentucky, Michigan, Illinois, Indiana, Florida, West Virginia, Tennessee and nationally, which provide strong competition to the Registrant’s banking subsidiaries. The Registrant competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to the challenge of attracting and retaining customers for traditional banking services, the Registrant’s competitors now include securities dealers, brokers, mortgage bankers, investment advisors and insurance companies. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”), effective March 11, 2000, has changed the competitive environment in which the Registrant conducts business. See “Regulation and Supervision” below. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitors with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue. The Registrant’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on the Registrant’s ability over time to expand its scope of available financial services as needed to meet the needs and demands of its customers. With respect to electronic payment processing services, the Registrant’s electronic payment processing subsidiary, Fifth Third Processing Solutions, Inc., competes with other national electronic fund transfer (“EFT”) and merchant processing service providers.

REGULATION AND SUPERVISION

In addition to the generally applicable state and federal laws governing businesses and employers, the Registrant and its subsidiary state banks (the “State Banks”) are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Registrant and the State Banks are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws are the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Registrant. In addition, the supervision, regulation and examination of the Registrant and its subsidiaries by the bank regulatory agencies is not intended for the protection of the Registrant’s security holders. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

PART I

ITEM 1. BUSINESS (continued)

The Registrant

General. The Registrant is a bank holding company registered under the BHCA. The Registrant is subject to appropriate regulation and supervision by the FRB and the Division. The Registrant is required to file annually a report of operations with, and is subject to examination by, the FRB and the Division. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

The BHCA – Geographic Expansion. The BHCA prohibits a bank holding company, without prior approval of the FRB, from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

The Gramm-Leach-Bliley Act – Broader Range of Financial Activities for Financial Holding Companies. The GLBA, which was enacted on November 12, 1999, and portions of which became effective on March 11, 2000, permits a qualifying bank holding company to become a financial holding company (“FHC”) and thereby to affiliate with financial companies engaging in a broader range of activities than had previously been permitted for a bank holding company. Permitted affiliates include securities underwriters and dealers, insurance companies and companies engaged in other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complimentary” to financial activities. In addition, a FHC is allowed to conduct new financial activities or acquire non-bank financial companies with after-the-fact notice to the FRB. A bank holding company may elect to become a FHC if each of its subsidiary banks is “well capitalized” (as discussed on page 8 under “The State Banks”) is “well managed” and has at least a “satisfactory” rating under the Federal Community Reinvestment Act (“CRA”). In 2000, the Registrant elected and qualified for FHC status under the GLBA.

Subsidiary banks are also limited by law and regulations in the scope of permitted activities and investments. Subsidiary banks and their operating subsidiaries may engage in any activities that are determined by the appropriate State banking regulator to be part of or incidental to the business of banking. The GLBA, however, permits a State chartered member bank, such as the Registrant’s subsidiary banks, to engage in expanded activities through the formation of a “financial subsidiary.” Fifth Third Bank has filed a notice to control, or acquire an interest in, a financial subsidiary with the FRB and may thus engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. So as to qualify to establish or acquire, and thereafter maintain, a financial subsidiary, Fifth Third Bank and each of its depository institution affiliates must be “well capitalized” and “well managed,” and may not have a less than “satisfactory” CRA rating. In addition, the total assets of all financial subsidiaries of a State chartered member bank may not exceed the lesser of $50 billion or 45% of the parent bank’s total assets. A State chartered member bank that is one of the largest 100 insured banks in the United States, such as Fifth Third Bank, must also have issued debt with a certain rating. In addition to calculating its risk-based capital information from its consolidated financial statements, a State chartered member bank with one or more financial subsidiaries must also be “well capitalized” after excluding from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the bank’s consolidated assets. Any published financial statement for a State chartered member bank with a financial subsidiary must provide risk-based capital information under both methods described above. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

PART I

ITEM 1. BUSINESS (continued)

As a result of the regulatory activities described on page 14 under Item 3 “Legal Proceedings,” the Registrant and Fifth Third Bank have been advised by the FRB that the Registrant and Fifth Third Bank no longer satisfy financial holding company and financial subsidiary requirements for purposes of the GLBA. The Registrant and Fifth Third Bank have entered into agreements with the FRB that require that certain corrective actions be taken within a 180 day period from receipt of the notices or such longer period as may be permitted by the applicable agency. During this period, the Registrant will no longer continue to enjoy the after-the-fact notice process for new non-banking activities and non-banking acquisitions, the Registrant cannot engage in additional activities, or make acquisitions of companies engaged in activities that are not permitted unless a bank holding company is a FHC and the FRB has the authority to limit the activities of the Registrant and its subsidiaries. Similar restrictions apply to a financial subsidiary of Fifth Third Bank. Failure to satisfy the criteria during this period could result in the FRB ordering the divestiture of any depository institution or financial subsidiary controlled by the Registrant or any of its subsidiaries. In the alternative, the Registrant may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC.

The Registrant currently relies on its status as a FHC and on a financial subsidiary to engage in certain securities and insurance activities. Fifth Third Securities, Inc., a wholly-owned financial subsidiary of Fifth Third Bank, engages in bank ineligible securities underwriting and dealing activity. Although Fifth Third Securities, Inc. might be able to conduct some of these activities under pre-GLBA law if the Registrant fails to continue to qualify as a FHC, these activities would be subject to certain conditions and limitations. Fifth Third Reinsurance Company, Ltd., a wholly-owned subsidiary of the Registrant, engages in the reinsurance of collateral protection insurance for collateral subject to loans by the various banking subsidiaries of the Registrant. Unless permitted by the FRB, the Registrant might be required to divest Fifth Third Reinsurance Company, Ltd. if the Registrant fails to continue to qualify as a FHC. Management believes that the loss or restriction of these activities would not have a direct material effect upon the Registrant’s consolidated financial position or results of operations but there could be a more substantial reputational loss.

Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. As a practical matter, however, the FRB requires larger bank holding companies, such as the Registrant, to maintain a Total Risk-Based Capital Ratio of at least 10%, and a Tier 1 capital ratio of at least 6%, which is the standard for a “well-capitalized” bank holding company. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the “Leverage Ratio”) of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has

PART I

ITEM 1. BUSINESS (continued)

announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. For all other bank holding companies, the minimum leverage ratio is 4%, and bank holding companies with supervisory, financial, managerial or operational weaknesses or organizations expecting significant growth are expected to maintain capital ratios well above minimum levels.

As a practical matter, the FRB requires larger bank holding companies, such as the Registrant, to maintain a Leverage Ratio of at least 5% in order to qualify as “well-capitalized.”

The Registrant is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements. As of December 31, 2002, the Registrant had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 11.68% and 13.50%, respectively, and a Leverage Ratio equal to 9.72%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines.

Limitations on Acquisitions of Common Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more or such lesser percentage of common stock as the FRB deems to constitute control.

Ohio Law. Ohio law, the state law principally governing the Registrant and its largest bank subsidiary, does not require bank holding companies to register with the Division. As a general matter, the Division does not rule upon or regulate the activities in which bank holding companies or their non-bank subsidiaries engage. A bank holding company, however, may not acquire control of an Ohio bank through purchase, assignment, transfer, pledge, or other disposition of voting securities without the prior consent of the Division. In examining the Ohio banks of a bank holding company, the bank holding company itself is subject to review by the Division. The Division has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of law and of conditions imposed by, or violations of agreements with, the Division in connection with the operation of Ohio banks. The Division is also empowered to assess civil money penalties against bank holding companies and banks engaging in unsafe or unsound practices.

The State Banks

General. The Registrant owns banks chartered under the laws of Ohio, Michigan, Florida, Indiana and Kentucky. The State Banks are subject to extensive state regulation and examination by the appropriate state banking agency in the particular state or states where each bank is chartered and maintains branch offices, by the FRB, and by the FDIC, which insures the deposits of each of the State Banks to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various state consumer laws and regulations also affect the operations of the State Banks.

FDIC Insurance Premiums. The State Banks pay deposit insurance premiums to the FDIC generally based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. The Federal Deposit Insurance Act

PART I

ITEM 1. BUSINESS (continued)

(“FDIA”) does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio.

A resumption of assessments of deposit insurance premiums charged to well capitalized institutions could have an effect on net earnings. The State Banks cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels. Banks with the lowest risk assessments generally pay no deposit insurance premiums. However, as a result of the regulatory activities described on page 14 under Item 3 “Legal Proceedings,” the risk-based assessment of the State Banks has been increased and will result in payment by the State Banks of FDIC insurance premiums currently estimated at an additional approximate $14 million on an annual basis.

Capital Requirements. The FRB has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the State Banks, are members of the FRB. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. In addition, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be (i) “well-capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or more, a Tier I Risk-Based Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; or (ii) “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well-capitalized;” or (iii) “undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances); or (iv) “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. If an institution becomes undercapitalized, it would become subject to significant additional oversight and regulation, as mandated by the FDIA.

As of December 31, 2002, each of the State Banks was deemed to be a well-capitalized institution for the above purposes. As discussed above, the State Banks are required to remain well-capitalized institutions at all times because the Registrant elected to be treated as an FHC. Additional information, with respect to these capital and leverage ratios, is included in Note 18 (page 34) of the Notes to Consolidated Financial Statements in the Registrant’s 2002 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

Transactions with Affiliates. Federal law restricts the range of permissible transactions between a bank and an affiliated company. The State Banks are subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. The State Banks are also subject to certain restrictions on most types of transactions with affiliates, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates. The FRB recently adopted a final rule, which will become effective April 1, 2003, to implement comprehensively Sections 23A and 23B of the Federal Reserve Act.

This new rule, among numerous other requirements, specifies that derivative transactions are subject to Section 23B (including use of daily marks and two way collateralization) but generally not to Section 23A, except that derivatives in which the bank provides credit protection to a nonaffiliate on behalf of an affiliate will be treated as a guarantee for purposes of Section 23A. The rule also requires banks to establish policies and procedures to monitor credit exposure to affiliates. The FRB has stated that it intends to propose future regulations to treat derivatives that are the functional equivalent of a loan to an affiliate as subject to Section 23A.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible

PART I

ITEM 1. BUSINESS (continued)

for national banks. However, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage through a “financial subsidiary” in certain new activities that are permissible for subsidiaries of a FHC. In order to form a financial subsidiary, a state bank must be well-capitalized, and the bank would be subject to certain capital deductions, risk management and affiliate transaction rules. As previously mentioned, Fifth Third Bank has established a financial subsidiary that is subject to these requirements.

Community Reinvestment Act. The CRA requires the FRB to evaluate the performance of each of the State Banks in helping to meet the credit needs of their communities. As a part of the CRA program, the State Banks are subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. Each of the State Banks has a CRA rating of satisfactory or higher. Because the Registrant is an FHC, with limited exceptions, the Registrant may not commence any new financial activities or acquire control of any companies engaged in financial activities in reliance on the GLBA if any of the State Banks receives a CRA rating of less than satisfactory.

Customer Information Security. The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Registrant has adopted a customer information security program which has been approved by the Registrant’s Board of Directors (the “Board”).

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the State Banks policies and procedures. The State Banks have implemented a privacy policy effective since the GLBA became law, pursuant to which all of its existing and new customers are notified of the privacy policies.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Registrant and its subsidiaries, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting, and due diligence on customers. The Patriot Act also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and requires the FRB to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Registrant’s Board has approved policies and procedures which are believed to be compliant with the USA Patriot Act.

Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies. In addition, the FRB may take various other informal actions, such as the supervisory letter which the Registrant received on November 7, 2002.

Transfer Agency. In order to serve as a transfer agent to clients that execute transactions in publicly traded securities, banks must register with the U.S. Securities and Exchange Commission (the “SEC”) as a transfer agent

PART I

ITEM 1. BUSINESS (continued)

under the Exchange Act. As a registered transfer agent, Fifth Third Bank is subject to certain reporting and record keeping requirements. Currently, management believes Fifth Third Bank is in compliance with these registration, reporting and record keeping requirements.

Regulation of Investment Companies. Certain mutual fund and unit investment trust clients are regulated as “investment companies” as that term is defined under the Investment Company Act of 1940, as amended (the “ICA”), and are subject to various examination and reporting requirements.

The provisions of the ICA and the regulations promulgated there under prescribe the type of institution which may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. As a custodian for a number of investment company clients, these regulations require, among other things, that certain minimum aggregate capital, surplus, and undivided profit levels are maintained. Additionally, arrangements with clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on the Registrant. Currently, management believes the Registrant is in compliance with all minimum capital and securities depository requirements. Further, the Registrant is not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect its ability to act as custodian to an investment company.

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

New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Registrant and may in the short term adversely affect the Registrant’s ability to service clients at a reasonable cost. Any failure to provide such support could cause the loss of customers and have a material adverse effect on financial results. Additionally, legislation or regulations may be proposed or enacted to regulate the Registrant in a manner that may adversely affect financial results.

Other Securities Laws Issues. The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer” for a “bank.” In February 2003, the SEC extended the temporary exemption from the definition of “dealer” for banks until September 30, 2003 and, in May 2002, it extended the temporary exemption from the definition of “broker” until May 12, 2003. In February 2003, the SEC also issued final rules that, among other matters, adopt amendments to its rule granting an exemption to banks from dealer registration for a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and it adopted a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker or a dealer or both and become subject to SEC jurisdiction. The Registrant is currently evaluating alternatives to ensure that its subsidiary banks will not be required to register as a broker-dealer.

Additional Information

Additional information regarding regulatory matters is included in Item 3 “Legal Proceedings” on page 14 and in both Note 18 (page 34) of the Notes to Consolidated Financial Statements and the Regulatory Matters section (page 54) of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant’s 2002 Annual Report to Shareholders, which are incorporated herein by reference and attached to this filing as Exhibit 13.

PART I

ITEM 1. BUSINESS (continued)

EMPLOYEES

As of December 31, 2002, there were no employees of the Registrant. Subsidiaries of the Registrant employed 20,569 employees – 4,037 were officers and 3,349 were part-time employees. There were 19,119 full-time equivalent employees as of December 31, 2002.

SEGMENT INFORMATION

Information about the Registrant’s business segments is included in Note 26 (pages 40 through 41) of the Notes to Consolidated Financial Statements in the Registrant’s 2002 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

AVERAGE BALANCE SHEETS

The average balance sheets for each of the last three fiscal years are incorporated herein by reference to Table 1 of Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 43) of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 43 through 45 of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio as of December 31 for each of the last five years and the weighted average maturity distribution and weighted average yield of investment securities as of December 31, 2002, are incorporated herein by reference to the Securities Portfolio and Weighted Average Maturity of Securities tables on page 48 of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

The weighted average yields for the investment securities portfolio are yields to maturity, weighted by the book values of the investment securities. The weighted average yields on investment securities exempt from income taxes are computed on a taxable-equivalent basis. The taxable-equivalent yields are net after-tax yields to maturity divided by the complement of the full corporate tax rate (35 percent). In order to express yields on a taxable-equivalent basis, yields on obligations of states and political subdivisions (municipal securities) have been increased as follows:

Under 1 year	2.35%
1 – 5 years	2.38%
6 – 10 years	2.31%
Over 10 years	2.27%
Total municipal securities	2.30%

LOAN PORTFOLIO

The loan and lease portfolio as of December 31 for each of the last five years and maturities and sensitivities of loans and leases to changes in interest rates at December 31, 2002 are incorporated herein by reference to the Loans and Leases section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 50 through 51) of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

PART I

ITEM 1. BUSINESS (continued)

RISK ELEMENTS OF LOAN AND LEASE PORTFOLIO

Interest on loans is normally accrued at the rate agreed upon at the time each loan was negotiated. It is the Registrant’s policy to discontinue accrual of interest on commercial, construction and mortgage loans when there is a clear indication the borrower’s cash flow may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due ninety days or more, unless the loan is well-secured and in the process of collection. Consumer loans and revolving lines of credit for equity lines that have principal and interest payments that have become past due one hundred and twenty days and credit cards that have principal and interest payments that have become past due one hundred and eighty days are charged off to the allowance for credit losses. A summary of nonperforming and underperforming assets as of December 31 for each of the last five years are incorporated herein by reference to the Nonperforming and Underperforming Assets section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 51 through 52) of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13. Additional data concerning loans and leases at risk is as follows:

As of December 31, 2002, there were $16,849,000 of loans and leases currently performing in accordance with contractual terms where there were serious doubts as to the ability of the borrower to comply with such terms.

For the years 2002, 2001, and 2000, interest income of $4,970,000, $6,937,000, and $2,302,000, respectively, was recorded on nonaccrual and renegotiated loans and leases. Additional interest income of $23,547,000, $23,937,000, and $9,709,000, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with the original terms.

SUMMARY OF LOAN LOSS EXPERIENCE

A summary of the activity in the reserve for credit losses as well as the elements of the reserve for credit losses for each of the last five years ended December 31 are herein incorporated by reference to the Provision and Reserve for Credit Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 52 through 53) of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

DEPOSITS

An analysis of the average balances and the average rate paid by deposit category for each of the last three years are incorporated herein by reference to Table 1 of Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 43) of the Registrant’s 2002 Annual Report to Shareholders and attached to this filing as Exhibit 13.

Maturity distribution of domestic certificates of deposit of $100,000 and over at December 31, 2002 are as follows ($000’s):

Three months or less	$630,876
Over three months through six months	208,895
Over six months through twelve months	167,655
Over twelve months	173,339

Total certificates—$100,000 and over	$1,180,765

As of December 31, 2002 foreign office deposits totaling $3,774,581,000 are denominated in amounts greater than $100,000.

PART I

ITEM 1. BUSINESS (continued)

RETURN ON EQUITY AND ASSETS

The following table presents certain GAAP operating ratios:

	2002	2001(1)	2000(2)
Return on average assets (a)	2.18%	1.55	1.71
Return on average equity (b)	19.9%	15.1	19.1
Dividend payout ratio (c)	35.5%	44.7	38.2
Average equity to average assets ratio (d)	10.93%	10.28	8.98

(a) net income divided by average assets

(b) net income divided by average equity

(c) dividends declared per share divided by diluted earnings per share, as originally reported

(d) average equity divided by average assets

(1) Certain 2001 ratios and statistics include merger-related charges and a nonrecurring accounting principle change of $394.5 million pretax ($300.3 million after tax, or $.51 per diluted share). For comparability, excluding the impact of these charges, return on average assets, return on average equity and the dividend payout ratio for 2001 would have been 1.97%, 19.2% and 35.0%, respectively.

(2) Certain 2000 ratios and statistics include merger-related charges of $99.0 million pretax ($66.6 million after tax, or $.12 per diluted share). For comparability, excluding the impact of these charges, return on average assets, return on average equity and the dividend payout ratio for 2000 would have been 1.81%, 20.2% and 33.3%, respectively.

SHORT-TERM BORROWINGS

Short-term borrowings balances outstanding by category as of December 31 for each of the last three years and weighted average interest rates by category are incorporated herein by reference to Note 8 (page 29) of the Notes to Consolidated Financial Statements of the Registrant’s 2002 Annual Report to Shareholders and attached to this filing as Exhibit 13.

AVAILABILITY OF FINANCIAL INFORMATION

The Registrant files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Registrant’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Registrant’s web site at www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

PART I

ITEM 2. PROPERTIES

The Registrant’s executive offices and the main office of Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio, in a 32-story office tower, a five-story office building with an attached parking garage and a separate ten-story office building known as the Fifth Third Center, the William S. Rowe Building and the 530 Building, respectively. The Registrant’s main operations center is located in Cincinnati, Ohio, in a three-story building with an attached parking garage known as the Madisonville Operations Center. A subsidiary of the Registrant owns 100 percent of these buildings.

At December 31, 2002, the Registrant, through its subsidiary banks, two in Kentucky and one located in each of Ohio, Indiana, Michigan, Illinois, and Florida, operated 930 banking centers, of which 618 were owned and 312 were leased. The Registrant’s significant owned properties are owned free from mortgages and major encumbrances.

Management’s Editorial (pages 4 through 15) and Note 5 (pages 27 and 28) of the Notes to Consolidated Financial Statements in the Registrant’s 2002 Annual Report to Shareholders is incorporated herein by reference and attached to this filing as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

A putative class action complaint was filed on March 25, 2003 in the United States District Court for the Southern District of Ohio against the Registrant, its Chief Executive Officer and President, its Chief Financial Officer and Executive Vice President and its Controller alleging violations of federal securities laws related to disclosures made by the Registrant in press releases and filings with the Securities and Exchange Commission regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure and prospects and related matters, and seeking unquantified damages on behalf of putative classes of persons who purchased the Corporation’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to the lawsuit and intends to defend them vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

The Registrant and its subsidiaries are not parties to any other material litigation other than those arising in the normal course of business. Based on a review of such other litigation with legal counsel, management believes any resulting liability from these other actions would not have a material effect upon the Registrant’s consolidated financial position or results of operations.

As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 54 and 55) of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13, the Registrant has been the subject of certain regulatory actions.

On November 7, 2002, the Registrant received a supervisory letter from the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions relating to matters including procedures for access to the general ledger and other books and records; segregation of duties among functional areas; procedures for reconciling transactions; the engagement of third party consultants; and efforts to complete the review of the $82 million ($53 million after tax) charged-off treasury-related aged receivable and in-transit reconciliation items.

Subsequently, on March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions, addressing these and a number of other areas. This regulatory agreement is filed herewith as Exhibit 99.3 and is incorporated herein by reference. The foregoing discussion of the regulatory agreement is qualified in its entirety by reference to the text of the regulatory agreement. The Registrant’s press release relating to the execution of the regulatory agreement is filed herewith as Exhibit 99.8. See Item 1 “Business- Regulation and Supervision” on pages 5, 6 and 8 for a discussion of certain possible effects of this regulatory action.

On November 12, 2002, the Registrant was informed by a letter from the Securities and Exchange Commission that the Commission was conducting an informal investigation regarding the after-tax charge of $54 million reported in the Registrant’s Form 8-K dated September 10, 2002 and the existence or effects of weaknesses in financial controls in the Registrant’s Treasury and/or Trust operations. The Registrant has responded to the Commission’s initial and subsequent requests and intends to continue to cooperate and assist the Commission in this review.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART I

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Executive Officers of the Registrant as of February 1, 2003 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders.

Name and Age	Current Position and Business Experience During Past 5 Years
George A. Schaefer, Jr., 57	PRESIDENT AND CHIEF EXECUTIVE OFFICER. President and Chief Executive Officer of the Registrant and Fifth Third Bank since 1990.

Neal E. Arnold, 43

EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Executive Vice President of the Registrant and Fifth Third Bank since December 1998. Chief Financial Officer of the Registrant and Fifth Third Bank since June 1997. Mr. Arnold has been the Treasurer of the Registrant and Fifth Third Bank. Previously, Mr. Arnold was Treasurer and Senior Vice President of Fifth Third Bank.

Michael D. Baker, 52

EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant and Fifth Third Bank since August 1995. Previously, Mr. Baker was Senior Vice President of the Registrant since March 1993 and of Fifth Third Bank.

David J. DeBrunner, 36	VICE PRESIDENT AND CONTROLLER. Vice President of the Registrant and Fifth Third Bank since January 2002. Previously, Mr. DeBrunner was Vice President of Fifth Third Bank since 1997.

Diane L. Dewbrey, 38

SENIOR VICE PRESIDENT. Senior Vice President of the Registrant and Fifth Third Bank since January 2002. Previously, Ms. Dewbrey was Senior Vice President of Fifth Third Bank since 1995 and Vice President of Fifth Third Bank since 1992.

James R. Gaunt, 57

EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since June 1997. Senior Vice President of the Registrant since March 1994, and President and CEO of Fifth Third Bank, Kentucky, Inc. since August 1994. Previously, Mr. Gaunt was Senior Vice President of the Registrant and Fifth Third Bank.

R. Mark Graf, 38

SENIOR VICE PRESIDENT AND TREASURER. Senior Vice President of the Registrant since January 2003. Treasurer of the Registrant since January 2002 and of Fifth Third Bank since July 2001. Mr. Graf joined the Registrant in July 2001. Previously, Mr. Graf served in various management capacities at AmSouth Bancorporation since 1998.

James J. Hudepohl, 50	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant and Fifth Third Bank since January 1997. Previously, Mr. Hudepohl was Senior Vice President of Fifth Third Bank.

PART I

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Robert J. King, Jr., 47

EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since June 1997. President and CEO of Fifth Third Bank (Northeastern Ohio). Previously, Mr. King was President and CEO of Fifth Third Bank, Northwestern Ohio, N.A. and was Senior Vice President of the Registrant since March 1995.

Robert P. Niehaus, 56

EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant and Fifth Third Bank since August 1995. Previously, Mr. Niehaus was Senior Vice President of the Registrant since March 1993, and Senior Vice President of Fifth Third Bank.

Daniel T. Poston, 44

SENIOR VICE PRESIDENT AND AUDITOR. Senior Vice President of the Registrant and Fifth Third Bank since January 2002. Auditor of the Registrant and Fifth Third Bank. Mr. Poston joined the Registrant in October 2001. Previously, Mr. Poston was a partner at Arthur Andersen since 1994.

Paul L. Reynolds, 41

EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. General Counsel and Secretary of the Registrant since January 2002. Executive Vice President of the Registrant since September 1999. Previously, Senior Vice President of the Registrant and Fifth Third Bank since March 1997. Assistant Secretary of the Registrant since March 1995, General Counsel and Assistant Secretary of Fifth Third Bank since January 1995.

Stephen J. Schrantz, 53	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant and Fifth Third Bank since October 1989. Previously, Mr. Schrantz was Senior Vice President of Fifth Third Bank.

Robert A. Sullivan, 48

EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since December 2002. Previously, Mr. Sullivan was President and CEO of Fifth Third Bank (Northwestern Ohio), since March 9, 2001 and President and Chief Operating Officer of Capital Holding, Inc. prior to its acquisition by Fifth Third Bancorp effective March 9, 2001. Mr. Sullivan was Co-Founder, President and Chief Operating Officer of Capital Holding, Inc. since 1989.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Investor Information (page 63) and the discussion of dividend limitations that the subsidiaries can pay to the Registrant discussed in Note 18 (page 34) of the Notes to Consolidated Financial Statements in the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13. Additionally, as of March 4, 2003, the Registrant had approximately 56,300 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 60) of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 43 through 60) of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 56 and 57) of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to pages 17 through 42 and page 60 of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to the Executive Officers of the Registrant is included in PART I (page 13) under “Executive Officers of the Registrant.”

The information required by this item concerning Directors is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” (pages 3 through 5) of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” (page 9) of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the caption “EXECUTIVE COMPENSATION” (pages 7 through 13) of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS AND EXECUTIVE COMPENSATION” (pages 2 through 5 and page 9) of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

The following table provides the detail relating to the Registrant’s equity compensation plans at December 31, 2002:

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column 1)
	(1)	(2)	(3)

Equity compensation plans approved by security holders	35,776,114	$42.46	8,086,882 (A)

Equity compensation plans not approved by security holders	— (B)	— (B)	540,983 (C)

Total	35,776,114	$42.46	8,627,865

(A)	Includes .6 million shares issuable relating to deferred stock compensation plans.

(B)	Excludes 3.3 million outstanding options awarded under plans assumed by the Registrant in connection with certain mergers and acquisitions. The Registrant has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $35.09 per share.

(C)	Represents remaining shares of Fifth Third common stock currently registered and reserved for issuance under the Registrant’s 1993 Stock Purchase Plan, as amended and restated. The number of shares available for issuance pursuant to this Plan may be increased without shareholder approval.

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the caption “CERTAIN TRANSACTIONS” (page 15) of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

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

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Registrant completed its evaluation. Prior to this evaluation, the Registrant has undertaken a complete review of internal control processes, accounting policies and procedures and overall risk management throughout the organization. This review has included internal resources as well as certain third party expertise. As a result of this review, the Registrant has implemented or is in the process of implementing certain additional processes and controls. The Registrant expects that many of the additional processes and controls implemented will serve to enhance existing processes and controls. In addition, the Registrant is required under the Written Agreement discussed under “Legal Proceedings” to take certain controls-related actions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

a)	Documents Filed as Part of the Report

1.	Index to Financial Statements

Page
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	*

Consolidated Balance Sheets as of December 31, 2002 and 2001	*

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.	*

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	*

Notes to Consolidated Financial Statements	*

Report of Independent Auditors — Deloitte & Touche LLP	*

Report of Independent Public Accountants — Arthur Andersen LLP

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP WHICH HAS CEASED OPERATIONS, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF THE REPORT IN THIS FORM 10-K. THE ABSENCE OF SUCH CONSENT MAY LIMIT RECOVERY FROM ARTHUR ANDERSEN LLP BY INVESTORS RELATED TO ANY CLAIMS THAT THEY MAY ASSERT AS A RESULT OF THE AUDIT PERFORMED BY ARTHUR ANDERSEN LLP.

To the Board of Directors of Old Kent Financial Corporation:

We have audited the consolidated balance sheet of Old Kent Financial Corporation (a Michigan corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Arthur Andersen LLP

Chicago, Illinois

January 17, 2001

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

Incorporated by reference to pages 17 through 42 of the Registrant’s 2002 Annual Report to Shareholders attached to this filing as Exhibit 13.	*

2.	Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit No.

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended (a)

3.2	Code of Regulations of Fifth Third Bancorp, as amended (a)

4(a)	Junior Subordinated Indenture, dated as of March 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company, as Debenture Trustee (b)

4(b)	Certificate Representing the 8.136% Junior Subordinated Deferrable Interest Debentures, Series A, of Fifth Third Bancorp (b)

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

4(g)	Old Kent Capital Trust I Floating Rate Subordinated Capital Income Securities

4(h)	Form of Fifth Third Bancorp, as successor to Old Kent Financial Corporation, Floating Rate Junior Subordinated Debentures Due 2027 (c)

4(i)	Indenture, dated as of January 31, 1997 between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company (d)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

4(j)	Guarantee Agreement, dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation (e)

4(k)	Amended and Restated Declaration of Trust dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company (d)

10(a)	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors (f) *

10(b)	Fifth Third Bancorp 1990 Stock Option Plan (g) *

10(c)	Fifth Third Bancorp 1987 Stock Option Plan (h) *

10(d)	Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee (i)

10(e)	Fifth Third Bancorp Master Profit Sharing Plan (j) *

10(f)	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan (k) *

10(g)	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan (l) *

10(h)	Amendment to Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan (m)*

10(i)	Fifth Third Bancorp Variable Compensation Plan (n)*

10(j)	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated (m)*

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

10(l)	Fifth Third Direct (p) *

10(m)	Fifth Third Bancorp Stock Option Gain Deferral Plan (m) *

10(n)	Old Kent Executive Stock Option Plan of 1986, as amended (q) *

10(o)	Old Kent Stock Option Incentive Plan of 1992, as amended (r) *

10(p)	Old Kent Executive Stock Incentive Plan of 1997, as amended (s) *

10(q)	Old Kent Stock Incentive Plan of 1999 (t) *

11	Computation of Consolidated Earnings Per Share for the Years Ended December 31, 2002, 2001, 2000, 1999 and 1998.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

13	Fifth Third Bancorp 2002 Annual Report to Shareholders.

21	Fifth Third Bancorp Subsidiaries, as of December 31, 2002.

23	Independent Auditors’ Consent—Deloitte & Touche LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

99.3

Written Agreement among Fifth Third Bancorp, Fifth Third Bank, Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions dated as of March 26, 2003.

99.4	Affiliation Agreement dated as of July 23, 2002 by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation (omitting schedules and exhibits).

99.5

Amendment No. 1, dated as of September 9, 2002 to the Affiliation Agreement, dated as of July 23, 2002 by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation.

99.6

Amendment No. 2, dated as of December 10, 2002 to the Affiliation Agreement, dated as of July 23, 2002 by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation.

99.7

Amendment No. 3, dated as of March 27, 2003 to the Affiliation Agreement, dated as of July 23, 2002 by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation.

99.8	Press release dated as of March 27, 2003.

b)	Reports on Form 8-K

During the quarter ended December 31, 2002, the Registrant filed the following reports on Form 8-K:

Dated December 10, 2002, the Registrant issued an update concerning the ongoing review of the $82 million pre-tax ($53 million after-tax) expense related to certain predominantly treasury related aged receivable and in-transit reconciliation items charged off in the third quarter of 2002. Also, the Registrant announced Amendment No. 2 to the Affiliation Agreement signed between the Registrant, Fifth Third Financial Corporation and Franklin Financial Corporation and issued “Management Discussion of Trends” which has a general trend overview discussion of the Registrant’s expectations for its results of operations for the fourth quarter.

* – Denotes management contract or compensatory plan or arrangement.

(a) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(b) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

(c) Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

(d) Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form 8-K filed on March 5, 1997.

(e) Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form 8-K filed on March 4, 1998.

(f) Incorporated by reference to Registrant’s Form 10-K Annual Report by reference to Form 10-K filed for fiscal year ended December 31, 1985.

(g) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-34075.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

(h) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-13252.

(i) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on November 18, 1992, a Form 8-K Current Report dated November 16, 1992 and as Exhibit 4.1 to a Registration Statement on Form S-3, Registration No. 33-54134.

(j) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-55553.

(k) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 333-58618.

(l) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 333-58249.

(m) Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.

(n) Incorporated by reference to Registrant’s Proxy Statement dated February 9, 1998.

(o) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No.333-84955 and by reference to CNB Bancshares Form 10-K, as amended, for the fiscal year ended December 31, 1998.

(p) Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-3, Registration No. 333-41164.

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

(s) Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997.

(t) Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP (Registrant)

/s/ GEORGE A. SCHAEFER, JR.	March 27, 2003
George A. Schaefer, Jr. President and CEO (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ GEORGE A. SCHAEFER, JR. George A. Schaefer, Jr. Director, President, and CEO (Principal Executive Officer)	/s/ NEAL E. ARNOLD Neal E. Arnold Executive Vice President and CFO (Principal Financial Officer)	/s/ DAVID J. DEBRUNNER David J. DeBrunner Vice President and Controller (Principal Accounting Officer)

/s/ DARRYL F. ALLEN Darryl F. Allen Director	/s/ JOAN R. HERSCHEDE Joan R. Herschede Director	/s/ JAMES E. ROGERS James E. Rogers Director

/s/ JOHN F. BARRETT John F. Barrett Director	/s/ ALLEN M. HILL Allen M. Hill Director	/s/ JOHN J. SCHIFF, JR. John J. Schiff, Jr. Director

/s/ THOMAS B. DONNELL Thomas B. Donnell Director	/s/ ROBERT L. KOCH II Robert L. Koch II Director	/s/ DUDLEY S. TAFT Dudley S. Taft Director

/s/ RICHARD T. FARMER Richard T. Farmer Director	/s/ MITCHEL D. LIVINGSTON, PH.D. Mitchel D. Livingston, Ph.D. Director	/s/ THOMAS W. TRAYLOR Thomas W. Traylor Director

/s/ JAMES P. HACKETT James P. Hackett Director	/s/ HENDRIK G. MEIJER Hendrik G. Meijer Director

/s/ JOSEPH H. HEAD, JR. Joseph H. Head, Jr. Director	/S/ ROBERT B. MORGAN Robert B. Morgan Director

CERTIFICATION PURSUANT

TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, George A. Schaefer, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Fifth Third Bancorp (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE A. SCHAEFER, JR.
George A. Schaefer, Jr. President and Chief Executive Officer

March 27, 2003

CERTIFICATION PURSUANT

TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Neal E. Arnold, certify that:

1.	I have reviewed this annual report on Form 10-K of Fifth Third Bancorp (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NEAL E. ARNOLD
Neal E. Arnold Executive Vice President and Chief Financial Officer

March 27, 2003