Form 10-Q
period 2003-03-31
FIFTH THIRD BANCORP
filed 2003-05-15
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

Yes  ☒            No  ☐

There were 574,249,670 shares of the Registrant’s Common Stock, without par value, outstanding as of April 30, 2003.

FIFTH THIRD BANCORP

FIFTH THIRD BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2003	December 31, 2002	March 31, 2002
	($ in thousands, except share data)
Assets
Cash and Due from Banks	$1,771,527	$1,890,809	$1,344,508
Securities Available-for-Sale(a)	27,190,554	25,464,056	21,582,217
Securities Held-to-Maturity(b)	86,146	51,768	21,922
Other Short-Term Investments	815,021	311,943	93,854
Loans Held for Sale	3,011,377	3,357,507	1,454,950
Loans and Leases
Commercial Loans	13,380,294	12,742,832	10,937,209
Construction Loans	3,360,884	3,327,026	3,340,604
Commercial Mortgage Loans	5,983,988	5,885,544	5,916,845
Commercial Lease Financing	3,931,722	3,985,896	3,190,270
Residential Mortgage Loans	3,670,154	3,494,606	4,487,358
Consumer Loans	15,425,100	15,116,254	12,966,617
Consumer Lease Financing	2,746,288	2,637,926	2,114,626
Unearned Income	(1,231,734)	(1,261,948)	(910,076)
Reserve for Credit Losses	(703,354)	(683,193)	(628,595)

Total Loans and Leases	46,563,342	45,244,943	41,414,858
Bank Premises and Equipment	921,076	890,934	837,663
Accrued Income Receivable	540,628	569,533	469,578
Goodwill	702,051	702,051	685,667
Mortgage Servicing Rights	248,569	263,499	492,349
Intangible Assets	231,552	236,144	259,483
Other Assets	2,204,902	1,911,261	1,908,519

Total Assets	$84,286,745	$80,894,448	$70,565,568

Liabilities
Deposits
Demand	$10,468,664	$10,095,225	$8,264,762
Interest Checking	18,681,537	17,878,326	15,151,481
Savings	8,098,013	10,055,639	8,335,204
Money Market	2,852,108	1,044,371	1,361,321
Other Time	7,500,968	8,179,520	10,093,004
Certificates—$100,000 and Over	4,934,570	1,180,765	1,814,078
Foreign Office	2,022,235	3,774,581	845,893

Total Deposits	54,558,095	52,208,427	45,865,743
Federal Funds Borrowed	4,924,065	4,748,568	2,815,452
Other Short-Term Borrowings	4,275,336	4,074,577	3,661,571
Accrued Taxes, Interest and Expenses	2,433,044	2,307,717	2,034,400
Other Liabilities	927,497	439,933	435,709
Long-Term Debt	8,033,230	8,178,704	7,518,284

Total Liabilities	75,151,267	71,957,926	62,331,159

Minority Interest	471,734	461,505	430,919

Shareholders’ Equity
Common Stock(c)	1,295,241	1,295,208	1,295,200
Preferred Stock(d)	9,250	9,250	9,250
Capital Surplus	1,402,435	1,441,406	1,484,094
Retained Earnings	6,173,468	5,904,148	5,094,405
Accumulated Nonowner Changes in Equity	296,728	369,002	(31,081)
Treasury Stock	(513,378)	(543,997)	(48,378)

Total Shareholders’ Equity	8,663,744	8,475,017	7,803,490

Total Liabilities and Shareholders’ Equity	$84,286,745	$80,894,448	$70,565,568

(a)	Amortized cost: March 31, 2003—$26,633,108, December 31, 2002—$24,790,289 and March 31, 2002—$21,615,736.

See Notes to Condensed Consolidated Financial Statements

(b)	Market values: March 31, 2003—$86,146, December 31, 2002—$51,768 and March 31, 2002—$21,922.
(c)	Common Shares: Stated value $2.22 per share; authorized at March 31, 2003, December 31, 2002 and March 31, 2002—1,300,000,000; outstanding at March 31, 2003—574,743,788 (excludes 8,697,903 treasury shares), December 31, 2002—574,355,247 (excludes 9,071,857 treasury shares) and March 31, 2002—582,651,684 (excludes 771,852 treasury shares).
(d)	490,750 shares of no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding.

FIFTH THIRD BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	($ in thousands, except per share)

Interest Income
Interest and Fees on Loans and Leases	$676,058	$698,756
Interest on Securities
Taxable	310,823	302,669
Exempt from Income Taxes	12,645	14,251

Total Interest on Securities	323,468	316,920
Interest on Other Short-Term Investments	772	2,036

Total Interest Income	1,000,298	1,017,712

Interest Expense
Interest on Deposits
Interest Checking	55,267	67,387
Savings	21,034	35,834
Money Market	9,209	8,083
Other Time	62,109	111,112
Certificates—$100,000 and Over	12,318	18,552
Foreign Office	9,567	7,096

Total Interest on Deposits	169,504	248,064
Interest on Federal Funds Borrowed	19,468	12,270
Interest on Short-Term Bank Notes	—	54
Interest on Other Short-Term Borrowings	12,509	16,937
Interest on Long-Term Debt	92,422	94,220

Total Interest Expense	293,903	371,545

Net Interest Income	706,395	646,167
Provision for Credit Losses	84,817	54,962

Net Interest Income After Provision for Credit Losses	621,578	591,205

Other Operating Income
Electronic Payment Processing Income	130,138	108,058
Service Charges on Deposits	114,322	98,568
Mortgage Banking Net Revenue	76,849	101,673
Investment Advisory Income	82,407	84,447
Other Service Charges and Fees	158,399	130,924
Securities Gains, Net	24,909	9,300
Securities Gains (Losses), Net—Non-Qualifying Hedges on Mortgage Servicing	1,015	(36,695)

Total Other Operating Income	588,039	496,275

Operating Expenses
Salaries, Wages and Incentives	234,260	217,972
Employee Benefits	60,800	49,601
Equipment Expenses	19,713	20,588
Net Occupancy Expenses	38,417	34,134
Other Operating Expenses	226,595	185,573

Total Operating Expenses	579,785	507,868

Income Before Income Taxes and Minority Interest	629,832	579,612
Applicable Income Taxes	200,599	180,029

Income Before Minority Interest	429,233	399,583
Minority Interest, Net of Tax	10,229	9,429

Net Income	419,004	390,154
Dividends on Preferred Stock	185	185

Net Income Available to Common Shareholders	$418,819	$389,969

Per Share:
Earnings	$0.73	$0.67
Diluted Earnings	$0.72	$0.66

Average Shares (000’s):
Outstanding	574,366	582,583
Diluted	582,769	594,982

See Notes to Condensed Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Operating Activities
Net Income	$419,004	$390,154
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	84,817	54,962
Minority Interest in Net Income	10,229	9,429
Depreciation, Amortization and Accretion	118,517	62,612
Provision for Deferred Income Taxes	11,044	110
Realized Securities Gains	(27,894)	(9,368)
Realized Securities Gains—Non-Qualifying Hedges on Mortgage Servicing	(1,510)	(10,658)
Realized Securities Losses	2,985	68
Realized Securities Losses—Non-Qualifying Hedges on Mortgage Servicing	495	47,353
Proceeds from Sales of Residential Mortgage and Other Loans Held for Sale	4,009,192	2,656,166
Net Gain on Sales of Loans	(130,581)	(42,716)
Increase in Residential Mortgage and Other Loans Held for Sale	(3,599,675)	(1,890,668)
Decrease in Accrued Income Receivable	28,905	148,304
(Increase) Decrease in Other Assets	(333,462)	308,336
Increase in Accrued Taxes, Interest and Expenses	153,439	92,196
Increase (Decrease) in Other Liabilities	478,970	(230,414)

Net Cash Provided by Operating Activities	1,224,475	1,585,866

Investing Activities
Proceeds from Sales of Securities Available-for-Sale	6,549,531	1,716,081
Proceeds from Calls, Paydowns and Maturities of Securities Available-for-Sale	2,547,588	2,714,219
Purchases of Securities Available-for-Sale	(10,957,487)	(5,596,931)
Proceeds from Calls, Paydowns and Maturities of Securities Held-to-Maturity	224	4,283
Purchases of Securities Held-to-Maturity	(34,602)	(9,733)
(Increase) Decrease in Other Short-Term Investments	(495,181)	130,820
Increase in Loans and Leases	(1,336,022)	(546,009)
Purchases of Bank Premises and Equipment	(56,321)	(34,342)
Proceeds from Disposal of Bank Premises and Equipment	1,688	5,902

Net Cash Used In Investing Activities	(3,780,582)	(1,615,710)

Financing Activities
Increase in Core Deposits	348,209	769,972
Increase (Decrease) in CDs—$100,000 and Over, including Foreign	2,001,460	(758,319)
Increase in Federal Funds Borrowed	175,497	271,683
Decrease in Short-Term Bank Notes	—	(33,938)
Increase (Decrease) in Other Short-Term Borrowings	205,960	(709,046)
Proceeds from Issuance of Long-Term Debt	1,376	139
Repayment of Long-Term Debt	(137,344)	(9,838)
Payment of Cash Dividends	(149,715)	(134,200)
Exercise of Stock Options	23,673	42,553
Purchases of Treasury Stock	(32,460)	(95,241)
Other	169	(363)

Net Cash Provided by (Used In) Financing Activities	2,436,825	(656,598)

Decrease in Cash and Due from Banks	(119,282)	(686,442)
Cash and Due from Banks at Beginning of Period	1,890,809	2,030,950

Cash and Due from Banks at End of Period	$1,771,527	$1,344,508

See Notes to Condensed Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	($ in thousands, except per share)
Balance at December 31	$8,475,017	$7,639,277
Net Income	419,004	390,154
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains on Securities Available-for-Sale and Qualifying Cash Flow Hedges	(72,274)	(38,904)

Net Income and Nonowner Changes in Equity	346,730	351,250
Cash Dividends Declared:
Common Stock (2003—$.26 per share and 2002—$.23 per share)	(149,509)	(133,926)
Preferred Stock	(185)	(185)
Stock Options Exercised including Treasury Shares Issued	23,673	42,553
Corporate Tax Benefit Related to Exercise of Non-Qualified Stock Options	309	125
Shares Purchased	(32,460)	(95,241)
Other	169	(363)

Balance at March 31	$8,663,744	$7,803,490

See Notes to Condensed Consolidated Financial Statements

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and 2002, the results of operations for the three months ended March 31, 2003 and 2002, the statements of cash flows for the three months ended March 31, 2003 and 2002 and the statements of changes in shareholders’ equity for the three months ended March 31, 2003 and 2002. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Financial information as of December 31, 2002 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the “Registrant” or “Fifth Third”). The results of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Registrant’s Annual Report on Form 10-K.

Certain reclassifications have been made to prior periods’ condensed consolidated financial statements and related notes to conform with the current period presentation.

2.	New Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement discontinued the practice of amortizing goodwill and indefinite lived intangible assets and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. The Registrant has completed its most recent annual goodwill impairment test required by this standard and has determined that no impairment exists. Intangible assets with a determinable useful life will continue to be amortized over that period. The Registrant adopted the amortization provisions of SFAS No. 142 effective January 1, 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and was effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Term Assets.” This Statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a “probability-weighted” and “primary-asset” approach to estimate cash flows in testing for impairment of a long-lived asset. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of the Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement also amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and Losses from Extinguishment of Debt,” and amends SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was effective for transactions occurring after May 15, 2002. Adoption of this standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. This statement was effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with SFAS No.141 and SFAS No.142. In addition this Statement amends SFAS No.144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This Statement was effective October 1, 2002. Adoption of this standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, the Registrant will continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs. In addition, the Registrant is awaiting further guidance and clarity that may result from current FASB and International Accounting Standards Board (IASB) stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compared to the same period last year the Registrant’s as reported and pro forma information for the first quarter 2003 is as follows:

	Three Months Ended March 31,
	2003	2002
	($ in millions, except per share)
As reported net income available to common shareholders	$418.8	$390.0
Less: stock-based compensation expense determined under fair value method, net of tax	24.2	19.8

Pro forma net income	$394.6	$370.2

As reported earnings per share	$.73	$.67
Pro forma earnings per share	.69	.64
As reported earnings per diluted share	.72	.66
Pro forma earnings per diluted share	.68	.62

Compensation expense in the pro forma disclosure is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $18.38 for the three months ended March 31, 2003 and $22.96 for the three months ended March 31, 2002. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002:

	2003	2002
Expected Dividend Yield	1.6%	1.6%
Expected Option Life (in years)	9.0	9.0
Expected Volatility	29%	28%
Risk-Free Interest Rate	3.99%	4.89%

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” It also incorporates without change the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for periods ending after December 15, 2002. Significant guarantees that have been entered into by the Registrant are disclosed in Note 6. Adoption of this standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. The Registrant will adopt the provisions of FIN 46 no later than July 1, 2003. Upon adoption of the provisions of FIN 46, the Registrant will be required to consolidate a certain special purpose entity (SPE) to which it will be deemed to be the primary beneficiary. Through March 31, 2003 the Registrant has provided full credit recourse to an unrelated and unconsolidated asset-backed SPE in conjunction with the sale and subsequent leaseback of leased autos. The unrelated and unconsolidated asset-backed SPE was formed for the sole purpose of participating in the sale and subsequent lease-back transactions with the Registrant. Based on this credit recourse, the Registrant will be deemed to maintain the majority of the variable interests in this entity and will therefore be required to consolidate. As of March 31, 2003, the total outstanding balance of leased autos sold was $1.3 billion, net of unearned income. Additionally, upon the adoption of FIN 46, a series of interest rate swaps entered into to hedge certain forecasted transactions with the SPE will no longer qualify as cash flow hedges under SFAS No. 133. As of March 31, 2003, the cumulative effect of a change in accounting principle would have been a loss of approximately $13.5 million, net of tax.

3.	Intangible Assets:

Intangible assets consist of core deposits, acquired merchant processing and credit card portfolios and mortgage servicing rights. Intangibles, excluding mortgage servicing right assets, are amortized on a straight-line basis over their estimated useful lives, generally over a period of up to 25 years. The Registrant reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Detail of amortizable Intangible Assets as of March 31, 2003:

	Gross Carrying Amount	Accumulated Amortization(a)	Net Carrying Amount
	($ in millions)
Mortgage Servicing Rights	$752.8	$504.2	$248.6
Core Deposits	341.1	162.6	178.5
Merchant Processing and Credit Card Portfolios	70.9	17.8	53.1

Total	$1,164.8	$684.6	$480.2

(a)	Accumulated amortization for Mortgage Servicing Rights includes a $202.2 million valuation allowance at March 31, 2003.

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003, all of the Registrant’s intangible assets were being amortized. Amortization expense of $60.0 million and $49.7 million, respectively, was recognized on intangible assets (including mortgage servicing rights) for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense, including mortgage servicing rights, for fiscal years 2003 through 2007 is as follows:

For the Years Ended December 31 ($ in millions)
2003	$141.6
2004	107.8
2005	75.3
2006	54.1
2007	30.9

4.	Mortgage Servicing Rights:

At March 31, 2003, the key economic assumptions used in measuring these retained interests were as follows:

	Mortgage Servicing Asset
	Fixed Rate	Adjustable
	($ in millions)
Fair value of retained interests	$210.1	$38.9
Weighted-average life (in years)	3.2	4.1
Prepayment speed assumption (annual rate)	28.4%	20.9%

Based on historical credit experience, expected credit losses have been deemed to not be material.

Changes in capitalized mortgage servicing rights for the quarters ended March 31:

	2003	2002
	($ in millions)
Balance at January 1	$263.5	$426.3
Amount Capitalized	50.9	43.2
Amortization	(50.6)	(40.3)
Sales	—	(5.7)
Change in Valuation Reserve	(15.2)	68.8

Balance at March 31	$248.6	$492.3

Changes in the mortgage servicing rights valuation reserve for the quarters ended March 31:

	2003	2002
	($ in millions)
Balance at January 1	$(277.8)	$(208.6)
Servicing Valuation Provision	(15.2)	68.8
Permanent Impairment Write-off	90.8	—

Balance at March 31	$(202.2)	$(139.8)

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with impairment losses on the mortgage servicing rights portfolio. This strategy includes the purchase of various

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities (primarily FHLMC and FNMA agency bonds, U.S. treasury bonds and PO strips) and the purchase of various free-standing derivatives (PO swaps, swaptions, forward contracts and interest rate swaps). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the mortgage servicing rights portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. As temporary impairment was recognized on the mortgage servicing rights portfolio in the first quarter of 2003 due to falling interest rates and earnings rates and corresponding increases in prepayment speeds, the Registrant sold certain of these securities resulting in net realized gains of $1.0 million. The increase in interest rates and corresponding decrease in prepayment speeds in the first quarter of 2002 led to a favorable change in the valuation reserve for the mortgage servicing rights portfolio and led to security sales that resulted in the recognition of $36.7 million in net realized losses. The gain or loss on these security sales are captured as a component of Other Operating Income in the Condensed Consolidated Statements of Income. In addition, the Registrant recognized a net gain of $13.4 million and a net loss of $15.9 million in the first quarter of 2003 and 2002, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the mortgage servicing rights portfolio. As of March 31, 2003 and 2002, the Registrant’s available-for-sale security portfolio included $26.6 million and $641.8 million, respectively, of securities related to the non-qualifying hedging strategy and Other Assets included free-standing derivative instruments with a fair value of $16.3 million and $30.9 million, respectively, on outstanding notional amounts totaling $2.1 billion and $2.6 billion, respectively.

The continued decline in primary and secondary mortgage rates during the first quarter of 2003 led to historically high refinance rates and corresponding increases in prepayment speeds. This increase in prepayment speeds led to the recognition of an additional $15.2 million of temporary impairment in the first quarter of 2003. In addition, during the first quarter of 2003, the Registrant determined a portion of the mortgage servicing rights portfolio was permanently impaired, resulting in a write-off of $90.8 million in mortgage servicing rights against the related valuation reserve. The increase in primary and secondary mortgage rates in the first quarter of 2002 led to a decrease in prepayment speeds and a corresponding increase in the value of the mortgage servicing rights portfolio of $68.8 million. Temporary changes in the mortgage servicing rights valuation reserve are captured as a component of Mortgage Banking Net Revenue in the Condensed Consolidated Statements of Income.

5.	Derivative Financial Instruments:

The Registrant accounts for its derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The standard requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to either accumulated nonowner changes in equity or current earnings or both, as appropriate.

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

The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate and principal only (“PO”) swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. PO swaps are total return swaps based on changes in value of the underlying PO trust. Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract’s specific delivery requirements at a predetermined date and a predetermined price. Options on futures contracts represent the right but not the obligation to buy or sell. The Registrant also enters into foreign exchange contracts, interest rate swaps, floors and caps for the benefit of customers. Generally, the Registrant hedges the exposure of these free-standing derivatives, entered into for the benefit of customers, by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. The Registrant minimizes the credit risk through credit approvals, limits and monitoring procedures. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. The Registrant will hedge its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers.

FAIR VALUE HEDGES—The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate, long-term debt to floating-rate debt. The Registrant’s practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and by interest rate levels. For the quarter ended March 31, 2003, certain interest rate swaps met the criteria required to qualify for shortcut method accounting. Based on this shortcut method accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of Income. For the period ended March 31, 2003, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income. The Registrant had approximately $137.9 million, $10.2 million and $146.2 million of fair value hedges included in Other Assets in the March 31, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively. The Registrant also enters into forward contracts to hedge the forecasted sale of its mortgage loans. For the quarter ended March 31, 2003, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and Loans Held for Sale in the Condensed Consolidated Balance Sheets. The Registrant had approximately $9.9 million, $2.4 million and $25.2 million of fair value hedges included in Loans Held for Sale in the March 31, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively.

As of March 31, 2003, there were no instances of designated hedges no longer qualifying as fair value hedges.

CASH FLOW HEDGES—The Registrant enters into interest rate swaps to convert floating-rate liabilities to fixed rates and to hedge certain forecasted transactions. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. As of March 31, 2003 and 2002 and December 31, 2002, $13.5 million, $8.6 million and $16.9 million, respectively, in deferred losses, net of tax, related to existing

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of March 31, 2003, $13.5 million in deferred losses on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. For the quarter ended March 31, 2003, there were no cash flow hedges that were discontinued related to forecasted transactions deemed not probable of occurring. The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those forecasted transactions related to the payments of variable interest in existing financial instruments, is three years for hedges converting floating-rate loans to fixed. The Registrant had approximately $20.8 million, $13.2 million, and $26.0 million of cash flow hedges related to the floating-rate liabilities included in Other Short Term Borrowings in the March 31, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively.

FREE-STANDING DERIVATIVE INSTRUMENTS—The Registrant enters into various derivative contracts that primarily focus on providing derivative products to commercial customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. Generally, the Registrant enters into offsetting third-party contracts with an approved reputable counterparty with matching terms.

Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (PO swaps, swaptions, floors, forward contracts and interest rate swaps) to hedge changes in fair value of its fixed rate mortgage servicing rights (MSR) portfolio. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. Generally, the Registrant hedges the exposure of these foreign exchange derivative contracts entered into for the benefit of customers by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. The interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are marked to market and recorded as a component of Mortgage Banking Net Revenue and the foreign exchange derivative contracts are marked to market and recorded as a component of foreign exchange income included within Other Service Charges and Fees in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

	Three Months Ended March 31,
	2003	2002
	($ in millions)
Foreign Exchange Contracts for Customers	$9.1	$6.7
Forward Contracts Related to Interest Rate Lock Commitments	.3	(1.5)
Free-Standing Derivative Instruments related to MSR Portfolio	13.4	(15.9)

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Registrant has approximately $18.1 million, $3.5 million and $9.6 million of free-standing foreign exchange derivatives related to customer transactions included in accrued income receivable in the March 31, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively, and the following table reflects free-standing derivatives included within other assets:

	March 31, 2003	Dec. 31, 2002	March 31, 2002
	($ in millions)
Forward Contracts Related to Interest Rate Lock Commitments	$.6	$.2	$.6
Free-standing Derivative Instruments Related to MSR Portfolio	16.3	36.5	30.9

In addition to the above, the Registrant has $66.3 million and $56.0 million of free-standing derivatives related to commercial customer contracts included in both Other Assets and Other Liabilities, respectively, in the March 31, 2003 and December 31, 2002 Condensed Consolidated Balance sheets. The outstanding notional amounts related to these commercial customer contracts at March 31, 2003 and December 31, 2002 were $1.5 billion and $1.1 billion, respectively.

The following table summarizes the Registrant’s derivative activity (excluding customer derivatives) at March 31, 2003:

	Notional Balance	Weighted Average Maturity in Months	Average Receive Rate	Average Pay Rate
	($ in millions)
Fair Value Hedges:
Interest Rate Swaps—Receive Fixed/Pay Floating	$1,650.0	59.3	7.1%	3.0%
Cash Flow Hedges:
Interest Rate Swaps—Receive Floating/Pay Fixed	895.8	22.5	1.3%	4.2%
Mortgage Lending Commitments:
Forward Contracts	1,406.0	.5	—	—
Interest Rate Lock Commitments	1,502.0	1.8	—	—
Mortgage Servicing Rights Portfolio:
Principal Only Swaps	383.0	30.0	—	1.3%
Purchased Options	1,583.0	5.4	3.5%	—
Interest Rate Swaps:
Receive Fixed/Pay Floating	100.0	59.6	3.1%	1.3%
Receive Floating/Pay Fixed	18.0	119.2	4.2%	1.3%

Total	$8,906.7

6.	Guarantees:

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At March 31, 2003, the Registrant had issued approximately $4.0 billion of financial standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $4.0 billion. Upon

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these financial standby letter of credit commitments. At March 31, 2003, the Registrant maintained a credit loss reserve of approximately $16.1 million relating to these financial standby letters of credit. Approximately 90% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through March 31, 2003, the Registrant had transferred, subject to credit recourse, certain commercial loans to an unconsolidated QSPE that is wholly owned by an independent third party. The outstanding balance of such loans at March 31, 2003 was approximately $1.8 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. The maximum amount of credit risk at March 31, 2003 was $1.8 billion. The outstanding balances are generally secured by the underlying collateral that include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. Given the investment grade nature of the loans transferred as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred. At March 31, 2003, the Registrant had provided credit recourse on approximately $336 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $336 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of approximately $1 million relating to these residential mortgage loans sold.

At March 31, 2003, the Registrant had provided credit recourse on $1.3 billion of leased autos sold to and subsequently leased back from an unrelated asset-backed SPE. In the event of default by the underlying lessees and pursuant to the credit recourse provided, the Registrant is required to reimburse the unrelated asset-backed SPE for all principal related credit losses and a portion of all residual credit losses. The maximum amount of credit risk in the event of nonperformance by the underlying lessees is approximately equivalent to the total outstanding balance. The maximum amount of credit risk at March 31, 2003 was $1.0 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value of the autos. Consistent with its overall approach in estimating credit losses for auto loans and leases held in its loan and lease portfolio, the Registrant maintains an estimated credit loss reserve of approximately $3.2 million relating to these sold auto leases. See Note 2 for discussion of effect upon adoption of FIN 46 for consolidation of this unrelated asset-backed SPE.

The Registrant has also fully and unconditionally guaranteed certain long-term borrowing obligations issued by certain of the Registrant’s wholly-owned finance subsidiaries totaling $335.9 million at March 31, 2003.

7.	Business Combinations:

On April 2, 2001, the Registrant completed the acquisition of Old Kent Financial Corporation (“Old Kent”), a publicly traded financial holding company headquartered in Grand Rapids, Michigan. In the second and third quarters of 2001, as a result of this acquisition and a formally developed integration plan, the Registrant recorded merger-related charges of $384.0 million ($293.6 million after tax) of which $348.6 million was recorded as operating expense and $35.4 million was recorded as additional provision for credit losses. Included in the

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$348.6 million of operating expense charges were certain expenses related to negotiated terminations of several office leases and other facility exit costs. As of March 31, 2003, the Registrant had approximately $2.9 million of remaining negotiated termination and lease payments for these exited facilities.

Summary of merger-related accrual activity for the period ended March 31:

2003
($ in millions)
Balance, January 1	$4.0
Cash payments	(1.1)

Balance, March 31	$2.9

8.	Pending Acquisition:

On July 23, 2002, the Registrant entered into an agreement to acquire Franklin Financial Corporation and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. At March 31, 2003, Franklin Financial Corporation had approximately $887 million in total assets and $735 million in total deposits. The transaction is structured as a tax-free exchange of stock for a total transaction value of approximately $270 million. The transaction is subject to the approval of Franklin Financial Corporation shareholders. Pursuant to the current terms of the Affiliation Agreement with Franklin Financial Corporation, the transaction must be consummated by June 30, 2004. The transaction is also subject to regulatory approvals.

9.	Related Party Transactions:

At March 31, 2003 and 2002, certain directors, executive officers, principal holders of Registrant common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $507.0 million and $443.2 million, respectively. As of March 31, 2003 and 2002, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $148.2 and $175.2, respectively.

Commitments to lend to related parties as of March 31, 2003, net of participations, were comprised of $494.8 million in loans and guarantees for various business and personal interests made to the Registrant and subsidiary directors and $12.2 million to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

10.	Legal and Regulatory Proceedings:

During 2003, seven putative class action complaints have been filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, and prospects and related matters. The complaints seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously.

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Registrant and its subsidiaries are not parties to any other material litigation other than those arising in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes any resulting liability from these other actions would not have a material effect upon the Registrant’s consolidated financial position or results of operations.

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to meeting the terms of the Written Agreement. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Agreement.

Reference is made to Item 1 “Business—Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and continued higher legal and consulting expenses.

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

11.	Stock Options and Employee Stock Grants:

Stock options are eligible for issuance under the Registrant’s 1998 Stock Option Plan to key employees and directors of the Registrant and its subsidiaries. Share grants during the three months ended March 31, 2003 represented approximately 1.0% of average outstanding shares and there were no significant grants issued during the first quarter of 2002. Options grants are generally at fair market value at the date of grant, have up to ten year terms and vest and become fully exercisable at the end of three to four years of continued employment.

The Registrant applies the provisions of APB Opinion No. 25 in accounting for stock based compensation plans. Under APB Opinion No. 25, because the exercise price of the Registrant’s stock option grants equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized. As permitted by SFAS No. 148, the Registrant has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

12.	Nonowner Changes in Equity:

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Condensed Consolidated Statement of Changes in Shareholders’ Equity on page 7. The caption “Net Income and Nonowner Changes in Equity” represents total comprehensive income as defined in the

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the three months ended March 31 are as follows:

	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Reclassification Adjustment, Pretax:
Change in unrealized net losses arising during period	$(90,396)	$(88,493)
Reclassification adjustment for net (gains) losses included in net income	(25,924)	27,395

Change in unrealized losses on securities available-for-sale	$(116,320)	$(61,098)

Related Tax Effects:
Change in unrealized net losses arising during period	$(31,223)	$(31,513)
Reclassification adjustment for net (gains) losses included in net income	(9,425)	10,850

Change in unrealized net gains (losses) on securities available-for-sale	$(40,648)	$(20,663)

Reclassification Adjustment, Net of Tax:
Change in unrealized net gains (losses) arising during period	$(59,173)	$(56,980)
Reclassification adjustment for net (gains) losses included in net income	(16,499)	16,545

Change in unrealized net gains (losses) on securities available-for-sale	$(75,672)	$(40,435)

Accumulated Nonowner Changes in Equity:
Beginning Balance—
Unrealized net gains on securities available-for-sale	$438,123	$17,961
Current Period Change	(75,672)	(40,435)

Ending Balance—
Unrealized net gains (losses) on securities available-for-sale	$362,451	$(22,474)

Beginning Balance—
Unrealized net losses on qualifying cash flow hedges	$(16,886)	$(10,138)
Current Period Change, net of tax of $1.8 million and $.8 million, respectively	3,398	1,531

Ending Balance—
Unrealized net losses on qualifying cash flow hedges, net of tax of $7.3 million and $4.6 million, respectively	$(13,488)	$(8,607)

Beginning Balance—
Minimum pension liability	$(52,235)	$—
Current period change	—	—

Ending Balance—
Minimum pension liability, net of tax of $28.1 million	$(52,235)	$—

Ending balance—
Unrealized net gains (losses) on securities available-for-sale	$362,451	$(22,474)
Unrealized net losses on qualifying cash flow hedges	(13,488)	(8,607)
Minimum pension liability	(52,235)	—

Accumulated nonowner changes in equity	$296,728	$(31,081)

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Earnings Per Share:

The reconciliation of earnings per share to earnings per diluted share follows:

	Three Months Ended March 31,
	2003			2002
	Net Income	Average Shares	Per-Share Amount	Net Income	Average Shares	Per-Share Amount
	($ in thousands, except per share)
EPS
Net Income	$419,004			$390,154
Less: Dividends on Convertible Preferred Stock	185			185

Income Available to Common Shareholders	$418,819	574,366	$.73	$389,969	582,583	$.67
Effect of Dilutive Securities
Stock Options		8,095			12,091
Dividends on Convertible Preferred Stock	145	308		145	308

Earnings Per Diluted Share Net Income Available to Common Shareholders Plus Assumed Conversions	$418,964	582,769	$.72	$390,114	594,982	$.66

14.	Supplemental Disclosure of Cash Flow Information:

For the first three months of 2003, the Registrant paid $305,875,000 in interest and $1,388,000 in Federal income taxes. For the same period in 2002, the Registrant paid $415,956,000 in interest and $25,554,000 in Federal income taxes.

15.	Business Segment Information:

The Registrant’s principal activities include Retail Banking, Commercial Banking, Investment Advisory Services and Electronic Payment Processing. Retail Banking provides a full range of deposit products and consumer loans and leases. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Investment Advisory Services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions, the Electronic Payment Processing subsidiary, provides electronic funds transfer (“EFT”) services, merchant transaction processing, operates the Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General Corporate and Other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

The financial information for each operating segment is reported on the basis used internally by the Registrant’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions, principally EFT services from Fifth Third Processing Solutions to the banking segments, are generally charged at rates available to and transactions with unaffiliated customers.

The performance measurement of the operating segments is based on the management structure of the Registrant and is not necessarily comparable with similar information for any other financial institution. The

FIFTH THIRD BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information is also not necessarily indicative of the segment’s financial condition and results of operations if they were independent entities.

Results of operations and selected financial information by operating segment for the three months ended March 31, 2003 and 2002 are as follows:

Three Months Ended March 31, ($ in thousands)	Commercial Banking	Retail Banking	Investment Advisory Services	Electronic Payment Processing(a)	General Corporate And Other	Eliminations(a)	Total
2003
Net Interest Income (Expense)	$262,095	$407,549	$32,219	$(27)	$4,559	$—	$706,395
Provision for Credit Losses	33,694	50,216	907	—	—	—	84,817

Net Interest Income (Expense) After Provision for Credit Losses	228,401	357,333	31,312	(27)	4,559	—	621,578
Other Operating Income	111,942	181,631	82,407	137,652	81,921	(7,514)	588,039
Operating Expenses	106,518	271,970	73,277	86,121	49,413	(7,514)	579,785

Income Before Income Taxes and Minority Interest	233,825	266,994	40,442	51,504	37,067	—	629,832
Applicable Income Taxes	74,472	85,037	12,880	16,404	11,806	—	200,599

Net Income Available to Common Shareholders	$159,353	$171,728	$27,562	$35,100	$25,076	$—	$418,819

Selected Financial Information
Goodwill as of January 1, 2003	$183,378	$227,017	$98,393	$193,263	$—	$—	$702,051
Goodwill Recognized	—	—	—	—	—	—	—

Goodwill as of March 31, 2003	$183,378	$227,017	$98,393	$193,263	—	—	$702,051

Identifiable Assets	$22,144,013	$27,816,921	$1,879,643	$468,627	$31,977,541	$—	$84,286,745

2002
Net Interest Income (Expense)	$239,314	$373,319	$30,099	$(1,041)	$4,476	$—	$646,167
Provision for Credit Losses	21,697	32,520	745	—	—	—	54,962

Net Interest Income (Expense) After Provision for Credit Losses	217,617	340,799	29,354	(1,041)	4,476	—	591,205
Other Operating Income	84,549	168,943	84,447	115,670	50,278	(7,612)	496,275
Operating Expenses	99,311	247,942	67,488	70,194	30,545	(7,612)	507,868

Income Before Income Taxes and Minority Interest	202,855	261,800	46,313	44,435	24,209	—	579,612
Applicable Income Taxes	63,007	81,315	14,385	13,802	7,520	—	180,029

Net Income Available to Common Shareholders	$139,848	$171,056	$31,928	$30,633	$16,504	$—	$389,969

Identifiable Assets	$19,646,719	$25,471,135	$1,431,092	$373,585	$23,643,037	$—	$70,565,568

(a)	Electronic Payment Processing service revenues provided to the banking segments of $7.5 million and $7.6 million in 2003 and 2002, respectively, are eliminated in the Condensed Consolidated Statements of Income.

FIFTH THIRD BANCORP AND SUBSIDIARIES

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Registrant’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing.

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Registrant including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Registrant does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Registrant is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues;
(9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal proceedings. The Registrant undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Results of Operations

The Registrant’s net income was $419 million for the first quarter of 2003, up 7 percent compared to $390 million for the same period last year. Earnings per diluted share were $.72 for the first quarter, up 9 percent from $.66 for the same period last year.

Cash dividends per share paid to shareholders for the first quarter of 2003 increased 13 percent over the same period in 2002. The Registrant’s net income, earnings per share, earnings per diluted share, dividends per share, return on average assets (ROA), return on average shareholders’ equity (ROE) and efficiency ratio for the quarter ended March 31, 2003 and 2002 are as follows:

TABLE 1:	Operating Data

	Three Months Ended March 31,
	2003	2002
Net Income ($ in millions)	$419	$390
Earnings per share	0.73	0.67
Earnings per diluted share	0.72	0.66
Cash dividends per common share	0.26	0.23
ROA	2.05%	2.23%
ROE	19.6%	20.1%
Efficiency Ratio	44.5%	44.1%

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

TABLE 2:	Consolidated Average Balance Sheets and Analysis of Net Interest Income (taxable equivalent basis)

	For the three months ended
	March 31, 2003			March 31, 2002
	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate
	($ in millions)
Assets
Interest-Earning Assets:
Loans and Leases(a)	$50,026	$680	5.51%	$43,398	$702	6.56%
Securities
Taxable	26,288	310	4.80	19,732	303	6.22
Exempt from Income Taxes(a)	1,087	19	7.12	1,121	19	6.85
Other Short-Term Investments	307	1	1.02	468	2	1.76

Total Interest Earning Assets	77,708	1,010	5.27	64,719	1,026	6.43
Cash and Due from Banks	1,558			1,709
Other Assets	4,475			5,144
Reserve for Credit Losses	(694)			(621)

Total Assets	$83,047			$70,951

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$18,202	$55	1.23%	$14,159	$68	1.93%
Savings	8,207	21	1.04	7,775	36	1.87
Money Market	3,016	9	1.24	1,339	8	2.45
Other Time Deposits	7,830	62	3.22	10,620	111	4.24
Certificates—$100,000 and Over	2,998	12	1.67	1,979	19	3.80
Foreign Office Deposits	2,951	10	1.31	1,424	7	2.02
Federal Funds Borrowed	6,240	20	1.27	2,857	12	1.74
Other Short-Term Borrowings	3,957	13	1.28	4,101	17	1.68
Long-Term Debt	8,130	92	4.61	7,424	94	5.15

Total Interest-Bearing Liabilities	61,531	294	1.94	51,678	372	2.92
Demand Deposits	9,529			8,463
Other Liabilities	2,868			2,517

Total Liabilities	73,928			62,658
Minority Interest	466			425
Shareholders’ Equity	8,653			7,868

Total Liabilities and Shareholders’ Equity	$83,047			$70,951

Net Interest Income Margin on a Taxable Equivalent Basis		$716	3.74%		$654	4.10%

Net Interest Rate Spread			3.33%			3.51%

Interest-Bearing Liabilities to Interest- Earning Assets			79.18%			79.85%

(a)	Interest income and yield include the effects of taxable-equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expenses. The net taxable-equivalent adjustment amounts included in the above table are $9.9 million and $8.1 million for the quarters ended March 31, 2003 and March 31, 2002, respectively.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition And Results of Operations on a fully taxable-equivalent (FTE) basis as the interest on certain loans and securities held by the Registrant are not taxable for federal income tax purposes. The FTE basis adjusts for the tax-favored status of income from certain loans and securities. The Registrant believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Net interest income on a fully taxable equivalent basis for the first quarter of 2003 was $716 million, a 9 percent increase over $654 million for the same period last year despite a 36 basis point (“bp”) decrease in net interest margin due in large part to a $13 billion (20 percent) increase in average interest-earning assets in the first quarter of 2003 compared to the first quarter of 2002. The net interest margin decreased from 4.10 percent during the first quarter of 2002 to 3.74 percent in the first quarter of 2003. The net interest margin has contracted in recent periods due to the absolute level of interest rates and the impact of new origination volumes at lower market rates of interest. The yield on average interest-earning assets declined 116 bps for the first quarter of 2003 compared to the first quarter of 2002 due to new loan growth at lower interest rates and continued asset repricing in a lower rate environment. The negative effects of lower asset yields was offset by a 98 bps decrease in the cost of interest-bearing liabilities in the first quarter of 2003 compared to the first quarter of 2002 resulting from repricing of borrowed funds and lower year-over-year deposit rates on existing accounts as well as continued improvement in the overall mix of interest bearing liabilities. The overall decline in the net interest rate spread was less than the decline in net interest margin as a higher percentage of interest-earning assets were funded by non-interest bearing liabilities and equity. The Registrant increased the taxable securities portfolio and wholesale funding by 7 percent and 26 percent on an average basis, respectively, from last quarter in an effort to decrease asset sensitivity and remain within prescribed interest rate risk policy limits given the largely variable and short-term nature of earning assets on the balance sheet. The Registrant expects margin and net interest income trends in coming periods will be dependent upon the magnitude of loan demand, the overall level of business activity in the Registrant’s Midwestern footprint and the speed of any interest rate changes in the economy.

The provision for credit losses was $85 million in the first quarter of 2003 compared to $55 million in the same period last year and $72 million last quarter. Net charge-offs for the quarter were $65 million compared to $50 million in the first quarter of 2002 and $50 million last quarter. Net charge-offs as a percent of average loans and leases outstanding increased 7 bps to .56 percent for the first quarter of 2003 from .49 percent for the first quarter of 2002 and increased 13 bps from last quarter. The increase was primarily due to higher net charge-offs on both commercial loans and residential mortgage loans. Total commercial loan net charge-offs were $23 million, compared with $17 million in the first quarter of 2002. The ratio of commercial loan net charge-offs to average loans outstanding in the first quarter of 2003 was .70 percent, compared with .65 percent in the first quarter of 2002. The increase in commercial loan net charge-offs in the first quarter of 2003 was primarily related to five commercial credits ranging from $1.5 million to $6 million in size, with no particular market concentration. Total residential mortgage net charge-offs in the first quarter of 2003 were $9 million, compared with $1 million in the first quarter of 2002. Total consumer loan net charge-offs in the first quarter of 2003 were $23 million, compared with $21 million in the first quarter of 2002, however, the ratio of consumer loan net charge offs to average loans decreased 5 bps to .61 percent in the first quarter of 2003 from ..66 percent in the first quarter of 2002. The decrease in the consumer loan net charge-off ratio was primarily attributable to growth in the overall consumer loan portfolio from increased loan demand. The tables below provide the summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

TABLE 3: Summary	of Credit Loss Experience

	For the Three Months Ended
	March 31, 2003	March 31, 2002
	($ in thousands)
Losses Charged Off:
Commercial, financial and agricultural loans	$(27,140)	$(20,960)
Real estate—commercial mortgage loans	(1,061)	(1,160)
Real estate—residential mortgage loans	(8,806)	(1,223)
Real estate—construction loans	(198)	(3,026)
Consumer loans	(33,266)	(32,033)
Lease financing	(12,007)	(12,777)

Total Losses	(82,478)	(71,179)

Recoveries of Losses Previously Charged Off:
Commercial, financial and agricultural loans	4,489	3,598
Real estate—commercial mortgage loans	686	867
Real estate—residential mortgage loans	2	2
Real estate—construction loans	176	1,349
Consumer loans	10,159	11,232
Lease financing	2,310	3,758

Total Recoveries	17,822	20,806

Net Losses Charged Off:
Commercial, financial and agricultural loans	(22,651)	(17,362)
Real estate—commercial mortgage loans	(375)	(293)
Real estate—residential mortgage loans	(8,804)	(1,221)
Real estate—construction loans	(22)	(1,677)
Consumer loans	(23,107)	(20,801)
Lease financing	(9,697)	(9,019)

Total Net Losses Charged Off	$(64,656)	$(50,373)

Reserve for Credit Losses, January 1	$683,193	$624,080
Total Net Losses Charged Off	(64,656)	(50,373)
Other	—	(74)
Provision Charged to Operations	84,817	54,962

Reserve for Credit Losses, March 31	$703,354	$628,595

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

TABLE 4: Net	Charge-offs as a Percentage of Average Loans and Leases Outstanding

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Commercial, financial and agricultural loans	0.70%	0.65%
Real estate—commercial mortgage loans	0.03%	0.02%
Real estate—residential mortgage loans	0.90%	0.11%
Real estate—construction loans	0.00%	0.20%
Consumer Loans	0.61%	0.66%
Lease Financing	0.73%	0.85%

Weighted Average Ratio	0.56%	0.49%

The Registrant’s strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall $25 million credit limit for each customer, with limited exceptions. In addition, the Registrant also emphasizes diversification on a geographic, industry and customer level and performs regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The increase in the provision for credit losses in the current quarter compared to the same period last year is primarily due to the increase in the total loan and lease portfolio as well as the relative increase (8 bps) in nonperforming assets at March 31, 2003 as compared to March 31, 2002. The reserve for credit losses at March 31, 2003 remained steady at 1.49 percent of the total loan and lease portfolio compared to December 31, 2002 as the Registrant’s consideration of historical and anticipated loss rates in the portfolio has remained relatively consistent. The reserve for credit losses at March 31, 2002 was 1.50 percent of the total loan and lease portfolio. Additionally, the Registrant’s long history of low exposure limits, avoidance of national or sub-prime lending businesses, centralized risk management and diversified portfolio provide an effective position to weather an economic downturn and reduces the likelihood of significant unexpected credit losses.

Total other operating income increased 18 percent to $588 million in the first quarter of 2003 compared to $496 million in the first quarter of 2002. Excluding non-mortgage related securities gains and losses, total other operating income increased 16 percent to $563 million compared to $487 million in the first quarter of 2002. Electronic payment processing income was $130 million in the first quarter of 2003, an increase of 20 percent compared to the same period in 2002. Increases in electronic funds transfers (“EFT”) and merchant processing continued in the first quarter of 2003 compared to the first quarter of 2002 due to the double digit growth in transaction volumes on the strength of a broadly diversified customer base and from the addition of new customer relationships in both the Merchant Services and EFT businesses, although the Registrant has seen a slowdown in the overall transaction volume growth rates, reflective of current economic conditions. In the first quarter of 2003, VISA® and MasterCard® reached separate agreements to settle merchant litigation regarding debit card interchange reimbursement fees. These agreements, scheduled to be implemented in August 2003, include provisions to lower fee structures which will result in a reduction in revenues for debit card issuers. The Registrant is currently evaluating the final impact these agreements will have on debit card interchange revenues in future periods.

Service charges on deposits increased 16 percent over last year’s first quarter, primarily due to continued sales success in treasury management products and retail and commercial deposit accounts resulting from

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

successful deposit campaigns. First quarter retail deposit revenue increased 10 percent over last year’s first quarter driven by the success of sales campaigns and direct marketing programs in generating new account relationships. Commercial deposit revenues increased 24 percent over last year’s first quarter on the strength of improved cross-selling efforts and the benefit of a lower interest rate environment.

Mortgage banking net revenue decreased 24 percent to $77 million in the first quarter of 2003 from $102 million in the first quarter of 2002. First quarter mortgage banking net revenue was comprised of $120 million in total mortgage banking fees in 2003, as compared to $90 million in 2002, $14 million in gains and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments in 2003, as compared to a loss of $17 million in 2002 and a loss of $66 million resulting from net valuation adjustments and amortization on mortgage servicing rights in first quarter of 2003, as compared to a net gain of $29 million in 2002. In addition, mortgage banking net revenue for the first quarter of 2003 included $9 million resulting from a servicing asset and corresponding gain recognized from a $355 million residential mortgage loan sale transaction. Mortgage originations totaled $4.3 billion in the first quarter of 2003 as compared to total originations of $2.5 billion in the same period last year directly contributing to the increase in core mortgage banking fees of $30 million in the first quarter of 2003 compared to the first quarter of 2002. The total increase in core mortgage banking fees, and mark-to-market adjustments on both settled and outstanding free-standing derivative instruments, was offset by an overall increase in net valuation adjustments and amortization charges on the mortgage servicing right portfolio in the first quarter of 2003, compared to the first quarter of 2002.

The Registrant maintains a comprehensive management strategy relative to its mortgage banking activity, including consultation with an outside independent third party specialist, in order to manage a portion of the risk associated with impairment losses incurred on its mortgage servicing rights portfolio as a result of the falling interest rate environment. This strategy includes the utilization of available-for-sale securities and free-standing derivatives as well as engaging in occasional significant loan securitization and sale transactions. The Registrant’s non-qualifying hedging strategy includes the purchase of various securities (primarily FHLMC and FNMA agency bonds, US treasury bonds, and PO strips) and the purchase of various free-standing derivatives (PO swaps, swaptions, interest rate swaps and forward contracts). The interest income, mark-to market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the mortgage servicing rights portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The continued decline in primary and secondary mortgage rates during the first quarter of 2003 led to historically high refinance rates and corresponding increases in prepayments, which led to the recognition of $15 million in temporary impairment in 2003. The increase in interest rates and corresponding decrease in prepayment speeds in the first quarter of 2002 led to a $69 million favorable change in the value of the mortgage servicing rights portfolio. The servicing rights are typically deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. As a result of the above activities in the mortgage servicing rights portfolio during the first quarter of 2003 and 2002, the Registrant sold certain securities, originally purchased and designated under the non-qualifying hedging strategy, resulting in a net realized gain of $1 million and a net realized loss of $37 million, respectively. Additionally, the Registrant realized a net gain of $14 million and a net loss of $17 million from settled free-standing derivative instruments and mark-to-market adjustments on outstanding free-standing derivatives during the first quarter of 2003 and 2002, respectively. The combined results of these available-for-sale security and free-standing derivative transactions, along with the results from significant loan sale activities was $23 million in the first quarter of 2003, a net increase of $77 million from a net loss of $54 million in the first quarter of 2002. On an overall basis and inclusive of the net security gain component of the Registrant’s mortgage banking risk management strategy, mortgage banking net revenue increased 20 percent to $78 million in the first quarter of 2003 from $65 million for the same period in 2002.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The Registrant expects mortgage banking revenues to decline in the long-term as originations slow and mortgage rates stabilize.

Compared to the same period in 2002, investment advisory income decreased 2 percent to $82 million in the first quarter of 2003 from $84 million due to the challenges of a difficult market. Declines in market sensitive service income were mitigated by strong growth in retail brokerage, private banking and annuity and mutual fund sales through the retail banking center network. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant continues to be one of the largest money managers in the Midwest and as of March 31, 2003 had over $189 billion in assets under care and $29 billion in assets under management.

Total other service charges and fees increased 21 percent over the first quarter of 2002 due to increases across nearly all categories with a decrease in insurance income and consumer loan fees. Insurance income comparisons to the first quarter of 2002 are impacted by the fourth quarter 2002 sale of the property and casualty insurance product line operations representing approximately $26 million in revenue on a full year 2002 basis. Compared to the same period in 2002, commercial banking revenues increased 29 percent primarily due to strong growth in total international revenues. Compared to the same period in 2002, the other component of other service charges and fees increased $24 million or 60 percent with several categories contributing to the overall increase, including a $2 million increase in institutional fixed income trading and sales, a $5 million increase in customer interest rate derivative product related fee income and a $6 million increase in net gains from the sale of certain premises and equipment. The major components of Other Service Charges and Fees for the quarters ended March 31, 2003 and 2002 are as follows:

TABLE 5: Detail of Other Service Charges and Fees
	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Other Service Charges and Fees:
Cardholder fees	$13,667	$12,425
Consumer loan and lease fees	15,640	16,385
Commercial banking	45,648	35,329
Bank owned life insurance income	15,311	14,612
Insurance income	5,375	13,060
Other	62,758	39,113

Total Other Service Charges and Fees	$158,399	$130,924

The efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 44.5 percent for the first quarter of 2003 as compared to 44.1 percent for the same period last year. Total operating expenses increased to $580 million, or 14 percent compared to the first quarter of 2002. Compared to the same period in 2002, salaries, wages, incentives and benefits increased 10 percent and net occupancy expenses increased 13 percent in the first quarter of 2003. Total other operating expenses increased 22 percent in the first quarter of 2003. Comparisons to prior periods are impacted by implications of growth in all of the Registrant’s markets and increase in spending related to the expansion and improvement of the sales force, growth of the retail banking platform, continuing investment in support personnel, technology and infrastructure to support the recent and future growth. Additionally, increases in the other component of

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

other operating expenses relate to several categories, including increasing insurance expenses, human resource expenses such as recruiting and training, security expenses and expenses related to certain third party consultant reviews. Third party consultant reviews of reconciliation activities and process evaluations associated with the March 26, 2003 Written Agreement entered into by the Registrant, Fifth Third Bank, the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions resulted in approximately $9.5 million in incremental expenses in the first quarter of 2003. The major components of Other Operating Expenses for the quarter ended March 31, 2003 and 2002 are as follows:

TABLE 6:	Detail of Other Operating Expenses

	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Other Operating Expenses:
Marketing and communications	$25,006	$23,993
Postal and courier	11,938	12,040
Bankcard	36,123	30,530
Intangible amortization	9,342	9,411
Franchise and other taxes	9,557	8,796
Loan and lease	25,496	23,955
Printing and supplies	8,481	8,852
Travel	9,736	7,215
Data processing and operations	22,060	16,640
Other	68,856	44,141

Total Other Operating Expenses	$226,595	$185,573

Financial Condition and Capital Resources

The Registrant’s balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $84.3 billion at March 31, 2003 compared to $80.9 billion at December 31, 2002 and $70.6 billion at March 31, 2002, an increase of 4 percent and 19 percent, respectively. Return on average equity was 19.6 percent and return on average assets was 2.05 percent for the first quarter of 2003 compared to 20.1 percent and 2.23 percent, respectively, for the same period last year.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

The Registrant’s total loan portfolio excluding held for sale was $47.3 billion at March 31, 2003 compared to $45.9 billion at December 31, 2002 and $42.0 billion at March 31, 2002, an increase of $1.3 billion or 3 percent and an increase of $5.2 billion or 12 percent, respectively. The Registrant’s held for sale portfolio was $3.0 billion at March 31, 2003 compared to $3.4 billion at December 31, 2002 and $1.5 billion at March 31, 2002. The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

TABLE 7:	Components of Loan Portfolio

	March 31, 2003	December 31, 2002	March 31, 2002
	($ in millions)
Commercial:
Commercial	$13,381	$12,786	$10,961
Mortgage	5,984	5,886	5,917
Construction	3,065	3,009	3,083
Leases	2,998	3,019	2,521

Subtotal	25,428	24,700	22,482
Consumer:
Installment	15,270	14,584	12,525
Mortgage	6,570	7,122	6,172
Credit Card	562	537	446
Leases	2,448	2,343	1,874

Subtotal	24,850	24,586	21,017

Total	$50,278	$49,286	$43,499

Commercial loan and lease outstandings, including loans held for sale, totaled $25.4 billion at March 31, 2003 compared to $24.7 billion at December 31, 2002 and $22.5 billion at March 31, 2002, an increase of 3 percent and 13 percent, respectively. The commercial loan and lease portfolio increased due to modest improvement in middle-market and small business commercial loan originations. The following tables provide a breakout of the commercial loan and lease portfolio, including held for sale, by major industry classification and size of credit illustrating the diversity and granularity of the Registrant’s portfolio. The commercial loan portfolio is further characterized by 95 percent of outstanding balances and 94 percent of exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Florida, Michigan, Illinois, West Virginia and Tennessee. The commercial portfolio overall, inclusive of a national large-ticket leasing business, is characterized by 88 percent of outstanding balances and 89 percent of exposures concentrated within these eight states. As part of its overall credit risk management strategy, the Registrant emphasizes small participations in individual credits, strict monitoring of industry concentrations within the portfolio and a relationship-based lending approach that determines the level of participation in individual credits based on multiple factors, including the existence of and potential to provide additional products and services.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

TABLE 8:	Commercial Loan and Lease Portfolio Exposure by Industry

	Outstanding(a)	Exposure(a)
	($ in millions)
Manufacturing	$ 3,287	$ 6,983
Real Estate	5,450	6,294
Construction	3,055	4,710
Retail Trade	2,246	3,831
Business Services	1,881	2,892
Wholesale Trade	1,219	2,314
Financial Services & Insurance	479	1,757
Health Care	1,005	1,464
Other Services	859	1,277
Transportation & Warehousing	998	1,218
Individuals	846	1,120
Accommodation & Food	864	1,058
Other	929	973
Public Administration	766	861
Communication & Information	430	630
Agribusiness	420	543
Utilities	120	470
Entertainment & Recreation	351	435
Mining	223	354

Total	$25,428	$39,184

TABLE 9:	Commercial Loan Portfolio Exposure by Loan Size by Obligor

	Outstanding(a)	Exposure(a)
Less than $5 million	67%	56%
$5 million to $15 million	24	27
$15 million to $25 million	8	11
Greater than $25 million	1	6

Total	100%	100%

(a)	Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Consumer installment loan balances increased 5 percent during the first quarter of 2003 compared to December 31, 2002 and 22 percent compared to the first quarter of 2002 as a result of continued strong direct origination volume of $1.7 billion during the first quarter of 2003, compared to $1.7 billion in the fourth quarter of 2002 and $1.5 billion in the first quarter of 2002. Residential mortgage and construction loans, including held for sale, totaled $6.6 billion at March 31, 2003 compared to $7.1 billion at December 31, 2002 and $6.2 billion at March 31, 2002, a decrease of 8 percent and increase of 6 percent, respectively. Comparisons to prior periods are directly dependent upon the timing of originations as well as the effects of timing on held for sale flows. Residential mortgage originations totaled $4.3 billion in the first quarter of 2003 compared to $4.3 billion in the fourth quarter of 2002 and $2.5 billion in the first quarter of 2002. Consumer lease balances increased 4 percent during the first quarter compared to December 31, 2002 and 31 percent compared to March 31, 2002 as a result of continued strong origination volume.

At March 31, 2003, total available-for-sale and held-to-maturity investment securities were $27.3 billion, compared to $25.5 billion at December 31, 2002 and $21.6 billion at March 31, 2002, an increase of 7 percent and 26 percent, respectively, and proportionately remained relatively consistent with the growth in the overall balance sheet. The estimated average life of the available-for-sale portfolio at March 31, 2003 was 3.2 years based on current prepayment expectations.

Total deposits for the first quarter of 2003 increased 19 percent over the same period last year due to a 21 percent or $7.0 billion, increase in transaction account deposits offset by a 26 percent decrease in consumer time deposits over the same period last year. The transaction account deposit growth during the period is primarily attributable to the Registrant’s competitive deposit products and continuing focus on expanding its customer base and the overall success of campaigns emphasizing customer deposit accounts. Total deposits increased 5 percent over 2002 year-end including a $1.0 billion, or 3 percent, increase in transaction deposit accounts, a 40 percent growth in CD’s over $100,000 and foreign office deposits utilized to fund asset growth during the first quarter of 2003 offset by an 8 percent decrease in consumer time deposits. The deposit balances represent an important source of funding and revenue growth opportunity as the Registrant focuses on selling additional products and services into an expanding customer base.

Short-term borrowings and federal funds borrowed totaled $9.2 billion, compared to $8.8 billion at December 31, 2002 and $6.5 billion at March 31, 2002 an increase of 4 percent and 42 percent, respectively. The movement in these borrowings is a function of overall balance sheet funding requirements. Long-term debt was $8.0 billion at March 31, 2003, compared with $8.2 billion at December 31, 2002 and $7.5 billion at March 31, 2002.

Nonperforming assets were $307 million at March 31, 2003, or .65 percent of total loans, leases and other real estate owned, up 6 bps compared to $273 million, or .59 percent, last quarter and up 8 bps compared to $240 million, or .57 percent, at March 31, 2002. During the same periods there has, however, been a decrease in the ninety days past due loans and leases. Total underperforming assets were $441 million at March 31, 2003, or .93 percent of total loans, leases and other real estate owned, down 2 bps compared to $435 million, or .95 percent, last quarter and down 6 bps compared to $417 million, or .99 percent, at March 31, 2002. The $34 million increase in nonperforming assets at March 31, 2003, compared to December 31, 2002, is comprised of a net increase of $30 million in all nonaccrual loans and leases and a $4 million increase in other real estate owned. The primary increase in nonaccrual loans and leases at March 31, 2003 was attributable to a $12.5 million commercial airline lease credit to Midwest Express and four other commercial credits totaling approximately $11 million and ranging in size from $1.2 million to $4.1 million. As of March 31, 2003, the Registrant had total outstandings to commercial carriers of approximately $122 million and total commitments with these commercial carriers of approximately $127 million. Aside from the above, nonperforming asset

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

balance comparisons to March 31, 2002, also reflect a $22 million increase in nonperforming consumer loans. The increase in nonperforming consumer loans at March 31, 2003, compared to March 31, 2002, was primarily attributable to the rising trends in unemployment and personal bankruptcies. Nonperforming consumer loans reflect the estimated salvage value of underlying collateral associated with previously charged-off assets. The table below provides a summary of nonperforming and underperforming assets:

TABLE 10: Summary of Nonperforming and Underperforming Assets
	March 31, 2003	December 31, 2002	March 31, 2002
	($ in thousands)
Nonaccrual loans and leases	$277,452	$246,986	$219,128
Other real estate owned	29,221	25,618	21,168

Total nonperforming assets	306,673	272,604	240,296
Ninety days past due loans and leases	134,024	162,213	176,806

Total underperforming assets	$440,697	$434,817	$417,102

Nonperforming assets as a percent of total loans, leases and other real estate owned	0.65%	0.59	0.57
Underperforming assets as a percent of total loans, leases and other real estate owned	0.93%	0.95	0.99

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 2003, shareholders’ equity was $8.7 billion compared to $8.5 billion at December 31, 2002 and $7.8 billion at March 31, 2002, an increase of 2 percent and 11 percent, respectively. Average shareholders’ equity as a percentage of total assets as of March 31, 2003 was 10.42 percent. The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define “well-capitalized” ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these “well-capitalized” ratios at March 31, 2003 and 2002. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2003. At March 31, 2003, the Registrant had a Tier 1 risk-based capital ratio of 11.88 percent, a total risk-based capital ratio of 13.68 percent and a leverage ratio of 9.66 percent. At March 31, 2002, the Registrant had a Tier 1 risk-based capital ratio of 12.44 percent, a total risk-based capital ratio of 14.88 percent and a leverage ratio of 10.53 percent.

In December 2001, and as amended in May 2002, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to three percent of common shares outstanding. In March 2003, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to an additional 20 million common shares. The shares remaining under the previous authorization will be repurchased prior to initiating purchases under the new authorization. In the first quarter of 2003, the Registrant repurchased approximately 600,000 shares of common stock for an aggregate of approximately $32 million. At March 31, 2003, the remaining authority under these plans was approximately 25 million shares.

Foreign Currency Exposure

At March 31, 2003, December 31, 2002 and March 31, 2002 the Registrant maintained foreign office deposits of $2.0 billion, $3.8 billion and $846 million, respectively. These foreign deposits represent U.S. dollar denominated deposits in our foreign branch located in the Cayman Islands. The Registrant utilized these deposit balances to aid in the funding of earning asset growth. In addition, the Registrant enters into foreign exchange

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. Generally, the Registrant enters into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily.

Regulatory Matters

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to meeting the terms of the Written Agreement. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Agreement. The Registrant believes that the steps taken in conjunction with the above Written Agreement will make the organization stronger through the development of new and expanded risk management, audit and infrastructure processes.

Reference is made to Item 1 “Business—Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and continued higher legal and consulting expenses.

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

Legal Proceedings

During 2003, seven putative class action complaints have been filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, and prospects and related matters. The complaints seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously.

The Registrant and its subsidiaries are not parties to any other material litigation other than those arising in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes any resulting liability from these other actions would not have a material effect upon the Registrant’s consolidated financial position or results of operations.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Critical Accounting Policies

Reserve for Credit Losses:    The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level the Registrant considers to be adequate to absorb probable loan and lease losses inherent in the portfolio and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Registrant’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from “base” and “conservative” estimates. The Registrant’s methodology for assessing the appropriate reserve level consists of several key elements, as discussed below. The Registrant’s strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall $25 million credit limit for each customer, with limited exceptions. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Registrant’s internal credit examiners.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Registrant’s primary market areas for lending are Ohio, Kentucky, Indiana, Florida, Michigan, Illinois, West Virginia and Tennessee. When evaluating the adequacy of reserves, consideration is given to this regional

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

geographic concentration and the closely associated effect changing economic conditions have on the Registrant’s customers.

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the reserve of $703 million was adequate, but not excessive, to absorb probable credit losses associated with the loan and lease portfolio at March 31, 2003.

Valuation of Derivatives:    The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate and principal only swaps, interest rate floors, forward contracts and both futures contracts and options on futures contracts. The primary risk of material changes to the value of the derivative instruments is fluctuation in interest rates; however, as the Registrant principally utilizes these derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction. The fair values of derivative financial instruments are based on current market quotes.

Valuation of Securities:    The Registrant’s available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Registrant’s ability to hold the security to maturity. A decline in value that is considered to be other-than temporary is recorded as a loss within Other Operating Income in the Condensed Consolidated Statements of Income.

Valuation of Mortgage Servicing Rights:    When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third party data sources for the key assumptions—credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Servicing rights resulting from loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment periodically, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. For purposes of measuring impairment, the rights are stratified based on interest rate and original maturity. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying mortgage loans, the weighted-average life of the loan and the discount rate. The primary risk of material changes to the value of the mortgage servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Registrant monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. The change in the fair value of mortgage servicing rights at March 31, 2003, to immediate 10 percent and 20 percent adverse change in the current prepayment assumption would be approximately $17 million and $32 million, respectively. The change in the fair value of mortgage servicing rights at March 31, 2003, to immediate 10 percent and 20 percent adverse change in the discount rate assumption would be approximately $5 million and $10 million, respectively.

Off-Balance Sheet and Certain Trading Activities

The Registrant consolidates all of its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, are accounted for by equity method accounting and not consolidated; those in which there is less than 20% ownership are generally carried at cost.

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Registrant’s Asset/Liability Management Committee’s (ALCO) capital planning directives, to hedge changes in fair value of its fixed rate mortgage servicing rights portfolio or to provide qualifying customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee and the Board of Directors.

As part of the Registrant’s ALCO management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated QSPE that is wholly owned by an independent third party. During the three months ended March 31, 2003, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At March 31, 2003, the outstanding balance of loans transferred was $1.8 billion. Given the investment grade nature of the loans transferred, as well as the underlying collateral security provided, the Registrant does not expect this recourse feature to result in a significant use of funds in future periods or losses and therefore, the Registrant has not maintained any loss reserve related to these loans transferred.

The Registrant had the following cash flows with the unconsolidated QSPE during the three months ended March 31:

TABLE 11: Cash Flows with Unconsolidated QSPE
	2003	2002
	($ in millions)
Proceeds from transfers	$27.5	$99.2
Transfers received from QSPE	$33.7	$71.1
Fees received	$5.9	$7.0

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

At March 31, 2003, the Registrant had provided credit recourse on $1.3 billion of leased autos sold to and subsequently leased back from an unrelated asset-backed SPE in transactions that occurred in previous years. Pursuant to this sale-leaseback, the Registrant has future operating lease payments and corresponding scheduled annual lease receipts from the underlying lessee totaling $1.3 billion, net of unearned income. In the event of default by the underlying lessees and pursuant to the credit recourse provided, the Registrant is required to reimburse the unrelated asset-backed SPE for all principal related credit losses and a portion of all residual credit losses. The maximum amount of credit risk at March 31, 2003 was $1.0 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value of the autos. Consistent with its overall approach in estimating credit losses for auto loans and leases held in its portfolio, the Registrant maintains an estimated credit loss reserve of approximately $3.2 million and evaluates the adequacy of such reserve on a quarterly basis. The Registrant will adopt the provisions of FIN 46 and consolidate this SPE no later than July 1, 2003, as the Registrant will be deemed the primary beneficiary under the provisions of this new interpretation. Additionally, upon the adoption of FIN 46, a series of interest rate swaps entered into to hedge certain forecasted transactions with the SPE will no longer qualify as cash flow hedges under SFAS No. 133. As of March 31, 2003, the cumulative effect of a change in accounting principle would have been a loss of approximately $13.5 million, net of tax.

At March 31, 2003, the Registrant had provided credit recourse on approximately $336 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $336 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of approximately $1 million relating to these residential mortgage loans sold.

Finally, the Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, credit recourse and in some cases a cash reserve account. At March 31, 2003, the Registrant had retained mortgage servicing assets totaling $249 million, an interest-only strip totaling $2.6 million and subordinated tranche security interests totaling $66 million.

FIFTH THIRD BANCORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

Contractual Obligations and Commercial Commitments

The Registrant has certain obligations and commitments to make future payments under contracts. At March 31, 2003, the aggregate contractual obligations and commercial commitments are:

TABLE 12: Aggregate Contractual Obligations and Commercial Commitments
		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 years
	($ in thousands)
Long-Term Debt	$8,033,230	$838,182	$4,356,086	$2,838,962
Annual Rental Commitments Under Noncancelable Leases	254,543	41,890	110,617	102,036
Consumer Auto Leases	1,333,415	413,595	919,820	—

Total	$9,621,188	$1,293,667	$5,386,523	$2,940,998

		Amount of Commitment—Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-5 years	After 5 years
	($ in thousands)
Letters of Credit	$4,016,875	$1,569,377	$2,285,171	$162,327
Commitments to Extend Credit	22,794,665	15,432,892	7,361,773	—

Total	$26,811,540	$17,002,269	$9,646,944	$162,327

FIFTH THIRD BANCORP AND SUBSIDIARIES

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

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. In addition to the sale of available-for-sale portfolio securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of March 31, 2003, $2.0 billion of debt or other securities were available for issuance under this shelf registration. These sources, in addition to the Registrant’s 10.42 percent average equity capital base, provide a stable funding base.

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only three other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability. The Registrant’s A-1+/Prime-1 Standard & Poor’s and Moody’s ratings on its commercial paper and AA-/Aa2 Standard & Poor’s and Moody’s ratings for its senior debt, along with the AA-/Aa1 Standard & Poor’s and Moody’s long-term deposit ratings of Fifth Third Bank; Fifth Third Bank (Michigan); Fifth Third Bank, Indiana; Fifth Third Bank, Kentucky Inc.; and Fifth Third Bank, Northern Kentucky Inc. continue to be among the best in the industry. These debt ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional access to liquidity. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources which include the use of the Federal Home Loan Bank (FHLB) as a funding source and issuing notes payable through its FHLB member subsidiaries. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Based on recent credit rating affirmations by Moody’s and Standard & Poor’s and given the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not currently expect any downgrade in these credit ratings based on financial performance.

Management considers interest rate risk the Registrant’s most significant risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Registrant’s net interest income is largely dependent upon the effective management of interest rate risk. The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. Actual results will differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

FIFTH THIRD BANCORP AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—(Continued)

The Registrant’s ALCO, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements occur over one year and sustain thereafter. Current policy limits this exposure to plus or minus 7 percent of net interest income for the first year and plus or minus 7 percent for the second year.

The following table shows the Registrant’s estimated earnings sensitivity profile as of March 31, 2003:

TABLE 13: Estimated	Earnings Sensitivity Profile

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	Year 1	Year 2
+200	0.3%	3.4%
-125	(1.2)%	(5.6)%

Given a linear 200 bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Registrant would increase by .3 percent in the first year and 3.4 percent in the second year. A 125 bp linear decrease in interest rates would decrease net interest income by 1.2 percent in the first year and an estimated 5.6 percent in the second year. The Registrant is in compliance with the interest rate risk policy for the increase in rates by 200 basis points. The Registrant’s ALCO, along with senior management, have deemed the risk of a 200 bp decrease in short term rates to be low as a 200 bp decrease would result in a negative short term interest rate. As a result, ALCO has measured the risk of a decrease in interest rates at 125 basis points. Management does not expect any significant adverse effect to net interest income in 2003 based on the composition of the portfolio and anticipated trends in rates.

In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A significant portion of the long-term, fixed-rate single-family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines are sold for cash upon origination. Periodically, additional assets such as adjustable-rate residential mortgages, certain consumer leases and certain short-term commercial loans are also securitized, sold or transferred off-balance sheet. During the three months ended March 31, 2003 and 2002, a total of $3.9 billion and $2.7 billion, respectively, were sold, securitized, or transferred off-balance sheet.

Management focuses its efforts on consistent net interest revenue and net interest margin growth through each of the retail and wholesale business lines.

FIFTH THIRD BANCORP AND SUBSIDIARIES

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

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Registrant completed its evaluation. Prior to this evaluation, the Registrant has undertaken a complete review of internal control processes, accounting policies and procedures and overall risk management throughout the organization. This review has included internal resources as well as certain third party expertise. As a result of this review, the Registrant has implemented or is in the process of implementing certain additional processes and controls. The Registrant expects that many of the additional processes and controls implemented will serve to enhance existing processes and controls. In addition, the Registrant is required under the Written Agreement discussed under Part II, Item 1, “Legal Proceedings” to take certain controls-related actions.

FIFTH THIRD BANCORP AND SUBSIDIARIES

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During 2003, seven putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, and prospects and related matters. The complaints seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

The Registrant and its subsidiaries are not parties to any other material litigation other than those arising in the normal course of business. Based on a review of such other litigation with legal counsel, management believes any resulting liability from these other actions would not have a material effect upon the Registrant’s consolidated financial position or results of operations.

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions, which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to meeting the terms of the Written Agreement. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Agreement.

Reference is made to Item 1 “Business—Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and continued higher legal and consulting expenses.

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

FIFTH THIRD BANCORP AND SUBSIDIARIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2003, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted and approved all of the proposals stated in the Proxy Statement dated February 27, 2003 which are incorporated herein by reference.

The proposals voted on and approved by shareholders at the Annual Meeting were as follows:

1.	Election of six (6) Class II Directors (John F. Barrett, Richard T. Farmer, Robert B. Morgan, George A. Schaefer, Jr., John J. Schiff, Jr. and Dudley S. Taft) to serve until the Annual Meeting in 2006.

	Number of Shares
Summary of Votes	For	Withheld
Election of Class II Directors:
John F. Barrett	473,838,466	19,303,785
Richard T. Farmer	486,978,857	6,163,394
Robert B. Morgan	473,995,948	19,146,303
George A. Schaefer, Jr.	487,025,332	6,116,919
John J. Schiff, Jr.	486,993,755	6,148,496
Dudley S. Taft	486,933,199	6,209,052

2.	Approval of the proposal to amend Article III Section 17 of the Code of Regulations, as amended, to limit the indemnification the Company provides to its directors, officers and employees in accordance with applicable federal laws and regulations by vote of 484,140,705 for, 4,021,615 against and 4,979,931 withheld.

3.	Approval of the proposal to appoint the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 2003 by vote of 466,691,028 for, 22,718,151 against and 3,733,072 withheld.

FIFTH THIRD BANCORP AND SUBSIDIARIES

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

(3)(i)	Amended Articles of Incorporation, as amended, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(3)(ii)	Code of Regulations, as amended.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)	Reports on Form 8-K during the quarter ended March 31, 2003:

•	The Registrant filed a report on Form 8-K dated January 31, 2003, clarifying the Registrant’s outlook regarding current regulatory matters.

•	The Registrant filed a report on Form 8-K dated March 11, 2003 related to its Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

•	The Registrant filed a report on Form 8-K dated March 27, 2003 announcing the authorization by the Board of Directors to repurchase shares of its common stock.

FIFTH THIRD BANCORP AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

Date: May 15, 2003	/S/ NEAL E. ARNOLD
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

May 15, 2003

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

May 15, 2003