Form 10-Q
period 2003-06-30
FIFTH THIRD BANCORP
filed 2003-08-08
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes  X        No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X        No

There were 569,766,341 shares of the Registrant’s Common Stock, without par value, outstanding as of July 31, 2003.

FIFTH THIRD BANCORP

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

($ in thousands, except share data)	June 30, 2003	December 31, 2002	June 30, 2002

Assets
Cash and Due from Banks	$1,776,334	1,890,809	1,746,350
Securities Available-for-Sale (a)	29,051,531	25,464,056	23,418,350
Securities Held-to-Maturity (b)	106,310	51,768	21,602
Other Short-Term Investments	282,056	311,943	559,208
Loans Held for Sale	3,245,470	3,357,507	1,290,316
Loans and Leases
Commercial Loans	14,014,557	12,742,832	11,521,402
Construction Loans	3,361,687	3,327,026	3,253,524
Commercial Mortgage Loans	6,297,335	5,885,544	5,759,142
Commercial Lease Financing	3,935,160	3,985,896	3,275,267
Residential Mortgage Loans	3,745,059	3,494,606	4,202,772
Consumer Loans	16,374,055	15,116,254	13,991,688
Consumer Lease Financing	2,837,880	2,637,926	2,343,959
Unearned Income	(1,209,234)	(1,261,948)	(959,815)
Reserve for Credit Losses	(734,756)	(683,193)	(649,166)

Total Loans and Leases	48,621,743	45,244,943	42,738,773
Bank Premises and Equipment	947,664	890,934	837,438
Accrued Income Receivable	525,191	569,533	519,475
Goodwill	699,981	702,051	686,266
Mortgage Servicing Rights	244,413	263,499	414,491
Intangible Assets	222,044	236,144	249,324
Other Assets	2,542,101	1,911,261	2,441,744

Total Assets	$88,264,838	80,894,448	74,923,337

Liabilities
Deposits
Demand	$11,633,492	10,095,225	9,162,972
Interest Checking	18,432,242	17,878,326	16,558,345
Savings	7,980,833	10,055,639	10,081,802
Money Market	3,298,811	1,044,371	1,037,344
Other Time	7,065,932	8,179,520	9,390,741
Certificates - $100,000 and Over	4,302,135	1,180,765	1,742,206
Foreign Office	3,161,617	3,774,581	2,115,854

Total Deposits	55,875,062	52,208,427	50,089,264
Federal Funds Borrowed	5,840,359	4,748,568	1,892,985
Other Short-Term Borrowings	5,687,128	4,074,577	3,689,255
Accrued Taxes, Interest and Expenses	2,568,789	2,307,717	2,327,759
Other Liabilities	918,961	439,933	748,858
Long-Term Debt	8,338,341	8,178,704	7,544,529

Total Liabilities	79,228,640	71,957,926	66,292,650

Minority Interest	481,964	461,505	440,348

Shareholders’ Equity
Common Stock (c)	1,295,263	1,295,208	1,295,208
Preferred Stock (d)	9,250	9,250	9,250
Capital Surplus	1,351,547	1,441,406	1,460,138
Retained Earnings	6,442,382	5,904,148	5,364,282
Accumulated Nonowner Changes in Equity	236,093	369,002	224,537
Treasury Stock	(780,301)	(543,997)	(163,076)

Total Shareholders’ Equity	8,554,234	8,475,017	8,190,339

Total Liabilities and Shareholders’ Equity	$88,264,838	80,894,448	74,923,337

(a)	Amortized cost: June 30, 2003 - $28,594,278, December 31, 2002 - $24,790,289 and June 30, 2002 - $23,047,287.
(b)	Market values: June 30, 2003 - $106,310, December 31, 2002 - $51,768 and June 30, 2002 - $21,602.
(c)	Common shares: Stated value $2.22 per share; authorized at June 30, 2003, December 31, 2002 and June 30, 2002 - 1,300,000,000; outstanding at June 30, 2003 - 569,963,718 (excludes 13,487,973 treasury shares), December 31, 2002 - 574,355,247 (excludes 9,071,857 treasury shares) and June 30, 2002 - 580,985,828 (excludes 2,441,276 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

($ in thousands, except per share)	2003	2002	2003	2002

Interest Income
Interest and Fees on Loans and Leases	$690,106	702,484	1,366,164	1,401,240
Interest on Securities
Taxable	315,841	329,652	626,664	632,320
Exempt from Income Taxes	12,889	13,884	25,534	28,136

Total Interest on Securities	328,730	343,536	652,198	660,456
Interest on Other Short-Term Investments	1,082	1,281	1,854	3,317

Total Interest Income	1,019,918	1,047,301	2,020,216	2,065,013

Interest Expense
Interest on Deposits
Interest Checking	45,961	79,661	101,228	147,048
Savings	16,544	40,901	37,578	76,735
Money Market	7,836	7,776	17,045	15,859
Other Time	54,799	93,175	116,908	204,287
Certificates - $100,000 and Over	15,414	14,612	27,732	33,164
Foreign Office	11,151	11,067	20,718	18,162

Total Interest on Deposits	151,705	247,192	321,209	495,255
Interest on Federal Funds Borrowed	21,764	10,527	41,233	22,797
Interest on Short-Term Bank Notes	—	—	—	54
Interest on Other Short-Term Borrowings	14,336	15,940	26,844	32,877
Interest on Long-Term Debt	92,647	95,626	185,069	189,846

Total Interest Expense	280,452	369,285	574,355	740,829

Net Interest Income	739,466	678,016	1,445,861	1,324,184
Provision for Credit Losses	108,877	64,040	193,694	119,002

Net Interest Income After Provision for Credit Losses	630,589	613,976	1,252,167	1,205,182

Other Operating Income
Electronic Payment Processing Income	141,501	121,787	271,638	229,845
Service Charges on Deposits	120,826	106,092	235,148	204,660
Mortgage Banking Net Revenue	92,826	10,156	169,675	111,829
Investment Advisory Income	85,866	91,959	168,273	176,407
Other Service Charges and Fees	139,217	141,023	297,616	271,946
Securities Gains, Net	38,860	201	63,769	9,501
Securities Gains (Losses), Net - Non-Qualifying Hedges on Mortgage Servicing	1,793	35,654	2,809	(1,041)

Total Other Operating Income	620,889	506,872	1,208,928	1,003,147

Operating Expenses
Salaries, Wages and Incentives	243,885	224,771	478,144	442,742
Employee Benefits	64,870	44,726	125,671	94,327
Equipment Expenses	20,343	19,444	40,056	40,032
Net Occupancy Expenses	37,857	35,403	76,275	69,538
Other Operating Expenses	229,175	195,531	455,769	381,104

Total Operating Expenses	596,130	519,875	1,175,915	1,027,743

Income Before Income Taxes and Minority Interest	655,348	600,973	1,285,180	1,180,586
Applicable Income Taxes	207,446	187,282	408,045	367,311

Income Before Minority Interest	447,902	413,691	877,135	813,275
Minority Interest, Net of Tax	10,229	9,429	20,458	18,858

Net Income	437,673	404,262	856,677	794,417
Dividends on Preferred Stock	185	185	370	370

Net Income Available to Common Shareholders	$437,488	404,077	856,307	794,047

Per Share:
Earnings	$0.76	0.69	1.49	1.36
Diluted Earnings	$0.75	0.68	1.47	1.34

Average Shares (000’s):
Outstanding	573,888	581,814	574,126	582,196
Diluted	581,663	594,257	582,233	594,631

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,

($ in thousands)	2003	2002

Operating Activities
Net Income	$856,677	794,417
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	193,694	119,002
Minority Interest in Net Income	20,458	18,858
Depreciation, Amortization and Accretion	238,142	145,809
Provision for Deferred Income Taxes	11,375	314,183
Realized Securities Gains	(82,850)	(11,423)
Realized Securities Gains - Non-Qualifying Hedges on Mortgage Servicing	(3,304)	(46,487)
Realized Securities Losses	19,081	1,922
Realized Securities Losses - Non-Qualifying Hedges on Mortgage Servicing	495	47,528
Proceeds from Sales of Residential Mortgage and Other Loans Held for Sale	8,740,096	3,766,330
Net Gain on Sales of Loans	(259,266)	(94,852)
Increase in Residential Mortgage and Other Loans Held for Sale	(7,713,087)	(2,779,774)
Decrease in Accrued Income Receivable	44,342	98,407
Increase in Other Assets	(776,599)	(164,736)
Increase (Decrease) in Accrued Taxes, Interest and Expenses	321,812	(67,209)
Increase in Other Liabilities	517,862	83,121

Net Cash Provided by Operating Activities	2,128,928	2,225,096

Investing Activities
Proceeds from Sales of Securities Available-for-Sale	14,881,224	7,276,471
Proceeds from Calls, Paydowns and Maturities of Securities Available-for-Sale	5,066,742	3,548,888
Purchases of Securities Available-for-Sale	(23,766,929)	(12,776,260)
Proceeds from Calls, Paydowns and Maturities of Securities Held-to-Maturity	1,961	4,603
Purchases of Securities Held-to-Maturity	(56,503)	(9,733)
Decrease (Increase) in Other Short-Term Investments	37,784	(334,534)
Increase in Loans and Leases	(4,226,198)	(2,548,566)
Purchases of Bank Premises and Equipment	(110,693)	(67,093)
Proceeds from Disposal of Bank Premises and Equipment	7,888	14,591

Net Cash Used In Investing Activities	(8,164,724)	(4,891,633)

Financing Activities
Increase in Core Deposits	1,158,229	3,795,404
Increase in CDs - $100,000 and Over, including Foreign	2,508,406	439,770
Increase (Decrease) in Federal Funds Borrowed	1,091,791	(650,784)
Decrease in Short-Term Bank Notes	—	(33,938)
Increase (Decrease) in Other Short-Term Borrowings	1,612,552	(691,394)
Proceeds from Issuance of Long-Term Debt	1,405,097	6,612
Repayment of Long-Term Debt	(1,225,811)	(22,845)
Payment of Cash Dividends	(299,339)	(268,397)
Exercise of Stock Options	35,175	64,581
Purchases of Treasury Stock	(361,819)	(256,036)
Other	(2,960)	(1,036)

Net Cash Provided by Financing Activities	5,921,321	2,381,937

Decrease in Cash and Due from Banks	(114,475)	(284,600)
Cash and Due from Banks at Beginning of Period	1,890,809	2,030,950

Cash and Due from Banks at End of Period	$1,776,334	1,746,350

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Six Months Ended June 30,

($ in thousands, except per share)	2003	2002

Balance at December 31	$8,475,017	7,639,277
Net Income	856,677	794,417
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains and Losses on Securities Available-for-Sale and Qualifying Cash Flow Hedge	(132,909)	216,714

Net Income and Nonowner Changes in Equity	723,768	1,011,131
Cash Dividends Declared:
Common Stock (2003 - $.55 per share and 2002 - $.46 per share)	(314,886)	(267,574)
Preferred Stock	(370)	(370)
Stock Options Exercised including Treasury Shares Issued	55,277	64,581
Loans Issued Related to the Exercise of Stock Options	(20,102)	—
Corporate Tax Benefit Related to Exercise of Non-Qualified Stock Options	309	366
Shares Purchased	(361,819)	(256,036)
Other	(2,960)	(1,036)

Balance at June 30	$8,554,234	8,190,339

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation:

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and 2002, the results of operations for the three and six months ended June 30, 2003 and 2002, the statements of cash flows for the six months ended June 30, 2003 and 2002 and the statements of changes in shareholders’ equity for the six months ended June 30, 2003 and 2002. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three and six months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2002 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the “Registrant” or “Fifth Third”). For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Registrant’s Annual Report on Form 10-K.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition this Statement amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This Statement was effective October 1, 2002. Adoption of this Standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

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

Notes to Condensed Consolidated Financial Statements (continued)

The Registrant’s as reported and pro forma information for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

($ in millions, except per share)	2003	2002	2003	2002

As reported net income available to common shareholders	$437.5	404.1	856.3	794.0
Less: stock-based compensation expense determined under fair value method, net of tax	31.8	28.3	56.0	48.0

Pro forma net income	$405.7	375.8	800.3	746.0

As reported earnings per share	$0.76	0.69	1.49	1.36
Pro forma earnings per share	0.71	0.65	1.39	1.28
As reported earnings per diluted share	0.75	0.68	1.47	1.34
Pro forma earnings per diluted share	0.70	0.63	1.37	1.25

Compensation expense in the pro forma disclosure is not indicative of future amounts, as options vest over several years and additional grants are generally made each year. The weighted average fair value of options granted was $15.44 and $18.30 for the three and six months ended June 30, 2003, respectively, and $26.25 and $26.23 for the three and six months ended June 30, 2002, respectively. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002:

	2003	2002

Expected Dividend Yield	1.6% - 2.2%	1.4% - 1.6%
Expected Option Life (in years)	9.0	9.0
Expected Volatility	29%	28%
Risk-Free Interest Rate	3.72% - 3.99%	4.89% - 5.10%

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees

Notes to Condensed Consolidated Financial Statements (continued)

issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” It also incorporates without change the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002. Significant guarantees that have been entered into by the Registrant are disclosed in Note 6. Adoption of this Standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. The Registrant adopted the provisions of FIN 46 on July 1, 2003. Through June 30, 2003 the Registrant has provided full credit recourse to an unrelated and unconsolidated asset-backed special purpose entity (SPE) in conjunction with the sale and subsequent leaseback of leased autos. The unrelated and unconsolidated asset-backed SPE was formed for the sole purpose of participating in the sale and subsequent lease-back transactions with the Registrant. Based on this credit recourse, the Registrant is deemed to be the primary beneficiary as it maintains the majority of the variable interests in this SPE and is therefore required to consolidate the entity effective July 1, 2003. As of June 30, 2003, the total outstanding balance of leased autos sold was $1.1 billion. Adopting the provisions of this Interpretation requires the Registrant to consolidate these operating lease assets and a corresponding liability as well as recognize an after-tax cumulative effect charge of approximately $10.8 million (approximately $.02 per diluted share) representing the difference between the carrying value of the leased autos sold and the carrying value of the newly consolidated liability. Additionally, the Registrant has maintained the series of interest rate swaps entered into to hedge certain forecasted transactions with the SPE for which the Registrant will continue the cash flow hedge accounting treatment.

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

Notes to Condensed Consolidated Financial Statements (continued)

Detail of amortizable Intangible Assets as of June 30, 2003:

($ in millions)	Gross Carrying Amount	Accumulated Amortization (a)	Net Carrying Amount

Mortgage Servicing Rights Core Deposits	$779.7 341.1	535.3 168.9	244.4 172.2
Merchant Processing and Credit Card Portfolios	70.9	21.1	49.8

Total	$1,191.7	725.3	466.4

(a)	Accumulated amortization for Mortgage Servicing Rights includes a $190.7 million valuation allowance at June 30, 2003.

As of June 30, 2003, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including mortgage servicing rights) for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

($ in millions)	2003	2002	2003	2002

Amortization Expense (including mortgage servicing assets)	$56.8	42.3	116.8	92.0

Estimated amortization expense, including mortgage servicing rights, for fiscal years 2003 through 2007 is as follows:

For the Years Ended December 31	($ in millions)

2003	$141.9
2004	105.4
2005	74.3
2006	53.0
2007	31.1

4.	Mortgage Servicing Rights:

At June 30, 2003, the key economic assumptions used in measuring these retained interests were as follows:

	Mortgage Servicing Asset

($ in millions)	Fixed Rate	Adjustable

Fair value of retained interests	$210.3	34.4
Weighted-average life (in years)	3.2	3.4
Prepayment speed assumption (annual rate)	29.6%	25.1%
Residual servicing cash flows discount rate (annual)	9.6%	11.6%

Based on historical credit experience, expected credit losses have been deemed to not be material.

Changes in capitalized mortgage servicing rights (“MSR”) for the six months ended June 30:

($ in millions)	2003	2002

Balance at January 1	$263.5	426.3
Amount Capitalized	120.0	58.6
Amortization	(95.9)	(73.3)
Sales	(0.9)	(5.7)
Change in Valuation Reserve	(42.3)	8.6

Balance at June 30	$244.4	414.5

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the mortgage servicing rights valuation reserve for the six months ended June 30:

($ in millions)	2003	2002

Balance at January 1	$(277.8)	(208.6)
Servicing Valuation Provision	(42.3)	8.6
Permanent Impairment Write-off	129.4	—

Balance at June 30	$(190.7)	(200.0)

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with impairment losses on the MSR portfolio. This strategy includes the purchase of various securities (primarily FHLMC and FNMA agency bonds, U.S. treasury bonds and principal only (“PO”) strips) and the purchase of various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. As temporary impairment was recognized on the MSR portfolio in the first half of 2003 due to falling interest rates and earnings rates and corresponding increases in prepayment speeds, the Registrant sold certain of these securities resulting in net realized gains of $2.8 million. The increase in interest rates during the first quarter of 2002 and subsequent decline in interest rates in the second quarter of 2002 led to a net favorable change in the valuation reserve for the MSR portfolio in the first half of 2002. This led to security sales that resulted in the recognition of $1.0 million in net realized losses in the first six months of 2002. The gain or loss on these security sales are captured as a component of Other Operating Income in the Condensed Consolidated Statements of Income. In addition, the Registrant recognized a net gain of $38.4 million and a net loss of $4.4 million during the first six months of 2003 and 2002, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. Recent period increases in settlement gains and mark-to-market adjustments on free-standing derivatives have resulted from the increased use of free-standing derivatives rather than available-for-sale securities as part of the Registrant’s overall hedging strategy. As of June 30, 2002, the Registrant’s available-for-sale security portfolio included $834.9 million of securities related to the non-qualifying hedging strategy. As of June 30, 2003, the Registrant no longer held any available-for-sale securities related to its non-qualifying hedging strategy. As of June 30, 2003 and 2002, Other Assets included free-standing derivative instruments with a fair value of $(6.5) million and $38.6 million, respectively, on outstanding notional amounts totaling $1.4 billion and $4.2 billion, respectively.

The continued decline in primary and secondary mortgage rates during the first six months of 2003 led to historically high refinance rates and corresponding increases in prepayment speeds. This increase in prepayment speeds led to the recognition of an additional $42.3 million of temporary impairment during the first six months of 2003. In addition, during the first six months of 2003, the Registrant determined a portion of the MSR portfolio was permanently impaired, resulting in a write-off of $129.4 million in MSR’s against the related valuation reserve. The increase in primary and secondary mortgage rates during the first quarter of 2002, and subsequent decline in primary and secondary mortgage rates in the second quarter of 2002, led to a net increase of $8.6 million to the MSR portfolio in the first six months of 2002. Temporary changes in the MSR valuation reserve are captured as a component of Mortgage Banking Net Revenue in the Condensed Consolidated Statements of Income.

5.	Derivative Financial Instruments:

The Registrant accounts for its derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Standard requires recognition of all derivatives as either assets or

Notes to Condensed Consolidated Financial Statements (continued)

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

The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Swaptions, which have the features of a swap and an option, allow, but do not require, counterparties to swap streams of payments over a specified period of time. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to hedge interest rate lock commitments and changes in fair value of its fixed rate MSR portfolio. PO swaps are total return swaps based on changes in the value of the underlying PO trust. The Registrant also enters into foreign exchange contracts, interest rate swaps, floors and caps for the benefit of customers. The Registrant economically hedges significant exposures related to these free-standing derivatives, entered into for the benefit of customers, by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. The Registrant minimizes the credit risk through credit approvals, limits and monitoring procedures. The Registrant will hedge its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting.

FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate, long-term debt to floating-rate debt. The Registrant’s practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and by interest rate levels. For the quarter ended June 30, 2003, certain interest rate swaps met the criteria required to qualify for shortcut method accounting. Based on this shortcut method accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2003, changes in the fair value of any interest rate swaps attributed to hedge

Notes to Condensed Consolidated Financial Statements (continued)

ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income. During the second quarter of 2003, the Registrant terminated an interest rate swap designated as a fair value hedge and in accordance with SFAS No. 133, the fair value of the swap at the date of termination was recognized as a premium on the previously hedged long-term debt instrument and will be amortized over the remaining life of the instrument as an adjustment to yield. The Registrant had approximately $124.4 million, $41.2 million and $146.2 million of fair value hedges included in Other Assets in the June 30, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively. The Registrant also enters into forward contracts to hedge the forecasted sale of its mortgage loans. For the quarter ended June 30, 2003, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and Loans Held for Sale in the Condensed Consolidated Balance Sheets. The Registrant had approximately $.5 million, $8.1 million and $25.2 million of fair value hedges included in Loans Held for Sale in the June 30, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively.

As of June 30, 2003, there were no instances of designated hedges no longer qualifying as fair value hedges.

CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate liabilities to fixed rates and to hedge certain forecasted transactions. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. As of June 30, 2003 and 2002 and December 31, 2002, $9.2 million, $15.7 million and $16.9 million, respectively, in deferred losses, net of tax, related to existing hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of June 30, 2003, approximately $6.6 million in deferred losses on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. For the quarter ended June 30, 2003, there were no cash flow hedges that were discontinued related to forecasted transactions deemed not probable of occurring. The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those forecasted transactions related to the payments of variable interest in existing financial instruments, is approximately two years for hedges converting floating-rate loans to fixed. The Registrant had approximately $14.2 million, $24.1 million, and $26.0 million of cash flow hedges related to the floating-rate liabilities included in Other Liabilities in the June 30, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively. In June 2003, the Registrant entered into a forward starting interest rate swap effective July 1, 2003, to convert certain floating rate debt to fixed rates and to hedge certain forecasted transactions for the month of July 2003, as the Registrant continues to seek alternatives in maintaining low cost funding sources. The fair value of this interest rate swap at June 30, 2003 was nominal.

FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into certain derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. This includes foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations, and various other derivative contracts for the benefit of commercial customers. The Registrant economically hedges significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily.

Notes to Condensed Consolidated Financial Statements (continued)

Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to hedge changes in fair value of its fixed rate MSR portfolio. The interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are marked to market and recorded as a component of Mortgage Banking Net Revenue, and the foreign exchange derivative contracts and other customer derivative contracts are marked to market and recorded within Other Service Charges and Fees in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,

($ in millions)	2003	2002	2003	2002

Foreign Exchange Contracts for Customers	$8.2	6.4	17.3	13.1
Forward Contracts Related to Interest Rate Lock Commitments	3.7	(1.0)	4.1	(2.5)
Free-Standing Derivative Instruments Related to MSR Portfolio	25.0	11.5	38.4	(4.4)

The Registrant has approximately $186.1 million and $160.1 million of free-standing derivatives related to commercial customer transactions (both foreign exchange related contracts and other commercial customer related contracts) included in Other Assets and Other Liabilities, respectively, in the June 30, 2003 Condensed Consolidated Balance Sheet. The following table reflects all other free-standing derivatives included within Other Assets:

($ in millions)	June 30, 2003	December 31, 2002	June 30, 2002

Forward Contracts Related to Interest Rate Lock Commitments	$4.3	.2	.4
Free-Standing Derivative Instruments Related to MSR Portfolio	(6.5)	36.5	38.6

The following table summarizes the Registrant’s derivative activity (excluding customer derivatives) at June 30, 2003:

($ in millions)	Notional Balance	Weighted Average Remaining Maturity in Months	Average Receive Rate		Average Pay Rate

Fair Value Hedges:
Interest Rate Swaps – Receive Fixed/Pay Floating	$1,900.0	92.8	6.4%		2.2%
Cash Flow Hedges:
Interest Rate Swaps – Receive Floating/Pay Fixed	709.0	24.8	1.0%		4.2%
Forward Starting Interest Rate Swap – Receive Floating/Pay Fixed	3,000.0	1.0	1.01	%(a)	1.0	%(a)
Mortgage Lending Commitments:
Forward Contracts	3,103.0	1.2	—		—
Mortgage Servicing Rights Portfolio:
Principal Only Swaps	409.6	30.2	—		1.3%
Purchased Options	1,005.0	4.5	3.2%		—

Total	$10,126.6

(a) The interest rate swap is effective July 1, 2003.

The outstanding notional amounts related to commercial customer contracts at June 30, 2003 were approximately $7.8 billion.

Notes to Condensed Consolidated Financial Statements (continued)

6.	Guarantees:

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At June 30, 2003, the Registrant had issued approximately $4.2 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $4.2 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At June 30, 2003, the Registrant maintained a credit loss reserve of approximately $18.5 million related to these standby letters of credit. Approximately 88 percent of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through June 30, 2003, the Registrant had transferred, subject to credit recourse, certain commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at June 30, 2003 was approximately $1.8 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. The maximum amount of credit risk at June 30, 2003 was $1.8 billion. The outstanding balances are generally secured by the underlying collateral that include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. Given the investment grade nature of the loans transferred as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

At June 30, 2003, the Registrant had provided credit recourse on approximately $681 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third-party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $681 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $15.0 million relating to these residential mortgage loans sold.

At June 30, 2003, the Registrant had provided credit recourse on $1.1 billion of leased autos sold to and subsequently leased back from an unrelated asset-backed SPE. In the event of default by the underlying lessees and pursuant to the credit recourse provided, the Registrant is required to reimburse the unrelated asset-backed SPE for all principal related credit losses and a portion of all residual credit losses. The maximum amount of credit risk in the event of nonperformance by the underlying lessees is approximately equivalent to the total outstanding balance. The maximum amount of credit risk at June 30, 2003 was $.9 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value of the autos. Consistent with its overall approach in estimating credit losses for auto loans and leases held in its loan and lease portfolio, the Registrant maintains an estimated credit loss reserve of approximately $3.1 million relating to these sold auto leases. See Note 2 for a discussion of the effect upon adoption of FIN 46 for consolidation of this unrelated asset-backed SPE.

The Registrant has also fully and unconditionally guaranteed certain long-term borrowing obligations issued by certain of the Registrant’s wholly-owned finance subsidiaries totaling $327.8 million at June 30, 2003.

Notes to Condensed Consolidated Financial Statements (continued)

7.	Business Combinations:

On April 2, 2001, the Registrant completed the acquisition of Old Kent Financial Corporation (“Old Kent”), a publicly traded financial holding company headquartered in Grand Rapids, Michigan. In the second and third quarters of 2001, as a result of this acquisition and a formally developed integration plan, the Registrant recorded merger-related charges of $384.0 million ($293.6 million after tax) of which $348.6 million was recorded as operating expense and $35.4 million was recorded as additional provision for credit losses. Included in the $348.6 million of operating expense charges were certain expenses related to negotiated terminations of several office leases and other facility exit costs. As of June 30, 2003, the Registrant had approximately $2.3 million of remaining negotiated termination and lease payments for these exited facilities.

The following table summarized the merger-related accrual activity for the period ended June 30:

($ in millions)	2003

Balance, January 1	$4.0
Cash payments	(1.7)

Balance, June 30	$2.3

8.	Pending Acquisition:

On July 23, 2002, the Registrant entered into an agreement to acquire Franklin Financial Corporation and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. At June 30, 2003, Franklin Financial Corporation had approximately $892 million in total assets and $759 million in total deposits. The transaction is structured as a tax-free exchange of stock for a total transaction value of approximately $280 million. The transaction is subject to the approval of Franklin Financial Corporation shareholders. Pursuant to the current terms of the Affiliation Agreement with Franklin Financial Corporation, the transaction must be consummated by June 30, 2004. The transaction is also subject to regulatory approvals. See Note 10, “Legal and Regulatory Proceedings” for discussion regarding the Written Agreement.

9.	Related Party Transactions:

At June 30, 2003 and 2002, certain directors, executive officers, principal holders of Registrant common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $535.6 million and $461.8 million, respectively. As of June 30, 2003 and 2002, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $147.5 million and $192.9 million, respectively.

Commitments to lend to related parties as of June 30, 2003, net of participations, were comprised of $521.7 million in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $13.9 million to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

10.	Legal and Regulatory Proceedings:

During 2003, eight putative class action complaints have been filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal

Notes to Condensed Consolidated Financial Statements (continued)

securities laws related to disclosures made by the Registrant regarding its integration of Old Kent and its effect on the Registrant’s infrastructure, including internal controls, and prospects and related matters. The complaints seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

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

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to meeting the terms of the Written Agreement. Through July 31, 2003, all independent third-party reviews have been submitted as requested in the Written Agreement. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Written Agreement.

Reference is made to Item 1 “Business – Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and continued higher legal and consulting expenses.

On November 12, 2002, the Registrant was informed by a letter from the Securities and Exchange Commission (the “Commission”) that the Commission was conducting an informal investigation regarding the after-tax charge of $54 million reported in the Registrant’s Form 8-K dated September 10, 2002 and the existence or effects of weaknesses in financial controls in the Registrant’s Treasury and/or Trust operations. The Registrant has responded to the Commission’s initial and subsequent requests and intends to continue to cooperate and assist the Commission in this review.

11.	Stock Options and Employee Stock Grants:

Stock options are eligible for issuance under the Registrant’s 1998 Stock Option Plan to key employees and directors of the Registrant and its subsidiaries. Share grants during the six months ended June 30, 2003 and June 30, 2002 represented approximately 1.1% of average outstanding shares for both periods. Option grants are generally at fair market value at the date of grant, have up to ten year terms and vest and become fully exercisable at the end of three to four years of continued employment.

The Registrant applies the provisions of APB Opinion No. 25 in accounting for stock based compensation plans. Under APB Opinion No. 25, because the exercise price of the Registrant’s stock option grants equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized. As

Notes to Condensed Consolidated Financial Statements (continued)

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

	Six Months Ended June 30,

($ in millions)	2003	2002

Reclassification Adjustment, Pretax:
Change in unrealized net (losses) gains arising during period	$(149.9)	351.9
Reclassification adjustment for net gains included in net income	(66.6)	(8.5)

Change in unrealized net (losses) gains on securities available-for-sale	$(216.5)	343.4

Related Tax Effects:
Change in unrealized net (losses) gains arising during period	$(50.1)	122.5
Reclassification adjustment for net gains included in net income	(25.8)	(1.3)

Change in unrealized net (losses) gains on securities available-for-sale	$(75.9)	121.2

Reclassification Adjustment, Net of Tax:
Change in unrealized net (losses) gains arising during period	$(99.8)	229.4
Reclassification adjustment for net gains included in net income	(40.8)	(7.2)

Change in unrealized net (losses) gains on securities available-for-sale	$(140.6)	222.2

Accumulated Nonowner Changes in Equity:
Beginning Balance -
Unrealized net gains on securities available-for-sale, net of tax of $235.6 million and $9.6 million, respectively	$438.1	18.0
Change in unrealized net (losses) gains on securities available-for-sale, net of tax	(140.6)	222.2

Ending Balance -
Unrealized net gains on securities available-for-sale, net of tax of $159.7 million and $130.8 million, respectively	$297.5	240.2

Beginning Balance -
Unrealized net losses on qualifying cash flow hedges, net of tax of $9.1 million and $5.5 million, respectively	$(16.9)	(10.1)
Change in unrealized net gains (losses) on qualifying cash flow hedges, net of tax benefit of $4.1 million and net of tax of $3.0 million, respectively	7.7	(5.6)

Ending Balance -
Unrealized net losses on qualifying cash flow hedges, net of tax of $5.0 million and $8.4 million, respectively	$(9.2)	(15.7)

Beginning Balance -
Minimum pension liability, net of tax of $28.1 million	$(52.2)	—
Current period change	—	—

Ending Balance -
Minimum pension liability, net of tax of $28.1 million	$(52.2)	—

Ending Balance -
Unrealized net gains on securities available-for-sale	$297.5	240.2
Unrealized net losses on qualifying cash flow hedges	(9.2)	(15.7)
Minimum pension liability	(52.2)	—

Accumulated Nonowner Changes in Equity	$236.1	224.5

Notes to Condensed Consolidated Financial Statements (continued)

13.	Earnings Per Share:

The reconciliation of earnings per share to earnings per diluted share follows:

	Three Months Ended June 30,

	2003			2002

(in millions, except per share)	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount

EPS
Net Income	$437.7			$404.3
Less: Dividends on Convertible Preferred Stock	.2			.2

Income Available to Common Shareholders	$437.5	573.9	$0.76	$404.1	581.8	$0.69
Effect of Dilutive Securities
Stock Options	—	7.5		—	12.2
Dividends on Convertible Preferred Stock	.1	.3		.1	.3

Earnings Per Diluted Share
Net Income Available to Common Shareholders Plus Assumed Conversions	$437.6	581.7	$0.75	$404.2	594.3	$0.68

	Six Months Ended June 30,

	2003			2002

(in millions, except per share)	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount

EPS
Net Income	$856.7			$794.4
Less: Dividends on Convertible Preferred Stock	.4			.4

Income Available to Common Shareholders	$856.3	574.1	$1.49	$794.0	582.2	$1.36
Effect of Dilutive Securities
Stock Options	—	7.8		—	12.1
Dividends on Convertible Preferred Stock	.3	.3		.3	.3

Earnings Per Diluted Share
Net Income Available to Common Shareholders Plus Assumed Conversions	$856.6	582.2	$1.47	$794.3	594.6	$1.34

Options to purchase 7.5 million and 4.7 million shares outstanding during the three months ended June 30, 2003 and 2002, respectively, and options to purchase 7.1 million and 2.4 million shares outstanding during the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

14.	Supplemental Disclosure of Cash Flow Information:

The Registrant had the following cash flows related to the payment of interest and income taxes for the periods indicated:

	Six Months Ended June 30,

($ in millions)	2003	2002

Interest	$581.6	781.3
Income Taxes	$42.4	35.6

Notes to Condensed Consolidated Financial Statements (continued)

15.	Business Segment Information:

The Registrant’s principal activities include Retail Banking, Commercial Banking, Investment Advisory Services and Electronic Payment Processing. Retail Banking provides a full range of deposit products and consumer loans and leases. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Investment Advisory Services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions, the Registrant’s Electronic Payment Processing subsidiary, provides electronic funds transfer (“EFT”) services, merchant transaction processing, operates the Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General Corporate and Other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

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

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by operating segment for the three and six months ended June 30, 2003 and 2002 are as follows:

($ in thousands)	Commercial Banking	Retail Banking	Investment Advisory Services	Electronic Payment Processing (a)	General Corporate and Other	Eliminations (a)	Total

Three Months Ended June 30, 2003:
Net Interest Income (Expense) (b)	$274,904	$436,842	$36,816	$(4,769)	$5,356	$—	$749,149
Provision for Credit Losses	48,440	59,738	699	—	—	—	108,877

Net Interest Income (Expense) After Provision for Credit Losses	226,464	377,104	36,117	(4,769)	5,356	—	640,272
Other Operating Income	111,985	210,169	85,866	149,288	71,368	(7,787)	620,889
Operating Expenses	129,950	295,568	88,054	87,112	3,233	(7,787)	596,130

Income Before Income Taxes, And Minority Interest	208,499	291,705	33,929	57,407	73,491	—	665,031
Applicable Income Taxes (c)	68,074	95,240	11,078	18,743	23,994	—	217,129
Minority Interest	—	10,229	—	—	—	—	10,229
Dividend on Preferred Stock	—	—	—	—	185	—	185

Net Income Available to Common Shareholders	$140,425	$186,236	$22,851	$38,664	$49,312	$—	$437,488

Selected Financial Information
Goodwill as of April 1, 2003	$183,378	$227,017	$98,393	$193,263	$—	$—	$702,051
Goodwill Recognized	—	—	—	—	—	—	—
Goodwill Adjustment	—	—	(2,070)	—	—	—	(2,070)

Goodwill as of June 30, 2003	$183,378	$227,017	$96,323	$193,263	$—	$—	$699,981

Identifiable Assets	$23,002,022	$28,926,612	$2,157,192	$613,416	$33,565,596	$—	$88,264,838

Three Months Ended June 30, 2002:
Net Interest Income (Expense) (b)	$251,520	$396,488	$32,508	$(952)	$8,504	$—	$688,068
Provision for Credit Losses	24,778	38,578	684	—	—	—	64,040

Net Interest Income (Expense) After Provision for Credit Losses	226,742	357,910	31,824	(952)	8,504	—	624,028
Other Operating Income	91,109	155,871	91,959	129,421	46,146	(7,634)	506,872
Operating Expenses	112,267	251,431	76,085	78,086	9,640	(7,634)	519,875

Income Before Income Taxes And Minority Interest	205,584	262,350	47,698	50,383	45,010	—	611,025
Applicable Income Taxes (c)	66,395	84,728	15,404	16,271	14,536	—	197,334
Minority Interest	—	9,429	—	—	—	—	9,429
Dividend on Preferred Stock	—	—	—	—	185	—	185

Net Income Available to Common Shareholders	$139,189	$168,193	$32,294	$34,112	$30,289	$—	$404,077

Selected Financial Information
Goodwill as of April 1, 2002	$183,378	$235,817	$98,393	$168,079	$—	$—	$685,667
Goodwill Recognized	—	—	—	599	—	—	599

Goodwill as of June 30, 2002	$183,378	$235,817	$98,393	$168,678	$—	$—	$686,266

Identifiable Assets	$20,014,605	$25,765,006	$1,693,188	$394,310	$27,056,228	$—	$74,923,337

(a)	Electronic Payment Processing service revenues provided to the banking segments by Fifth Third Processing Solutions are eliminated in the Condensed Consolidated Statements of Income.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $9,683 and $10,052 for the three months ended June 30, 2003 and 2002, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

($ in thousands)	Commercial Banking	Retail Banking	Investment Advisory Services	Electronic Payment Processing (a)	General Corporate and Other	Eliminations (a)	Total

Six Months Ended June 30, 2003:
Net Interest Income (Expense) (b)	$540,458	$844,391	$69,035	$(4,796)	$16,358	$—	$1,465,446
Provision for Credit Losses	82,134	109,954	1,606	—	—	—	193,694

Net Interest Income (Expense) After Provision for Credit Losses	458,324	734,437	67,429	(4,796)	16,358	—	1,271,752
Other Operating Income	223,927	391,800	168,273	286,940	153,289	(15,301)	1,208,928
Operating Expenses	236,468	567,538	161,331	173,233	52,646	(15,301)	1,175,915

Income Before Income Taxes, And Minority Interest	445,783	558,699	74,371	108,911	117,001	—	1,304,765
Applicable Income Taxes (c)	146,151	183,093	24,385	35,690	38,311	—	427,630
Minority Interest	—	20,458	—	—	—	—	20,458
Dividend on Preferred Stock	—	—	—	—	370	—	370

Net Income Available to Common Shareholders	$299,632	$355,148	$49,986	$73,221	$78,320	$—	$856,307

Selected Financial Information
Goodwill as of January 1, 2003	$183,378	$227,017	$98,393	$193,263	$—	$—	$702,051
Goodwill Recognized	—	—	—	—	—	—	—
Goodwill Adjustment	—	—	(2,070)	—	—	—	(2,070)

Goodwill as of June 30, 2003	$183,378	$227,017	$96,323	$193,263	$—	$—	$699,981

Identifiable Assets	$23,002,022	$28,926,612	$2,157,192	$613,416	$33,565,596	$—	$88,264,838

Six Months Ended June 30, 2002:
Net Interest Income (Expense) (b)	$494,265	$769,807	$62,607	$(1,993)	$17,666	$—	$1,342,352
Provision for Credit Losses	46,475	71,098	1,429	—	—	—	119,002

Net Interest Income (Expense) After Provision for Credit Losses	447,790	698,709	61,178	(1,993)	17,666	—	1,223,350
Other Operating Income	175,658	324,814	176,406	245,091	96,424	(15,246)	1,003,147
Operating Expenses	211,578	499,373	143,573	148,280	40,185	(15,246)	1,027,743

Income Before Income Taxes And Minority Interest	411,870	524,150	94,011	94,818	73,905	—	1,198,754
Applicable Income Taxes (c)	132,432	168,535	30,230	30,496	23,786	—	385,479
Minority Interest	—	18,858	—	—	—	—	18,858
Dividend on Preferred Stock	—	—	—	—	370	—	370

Net Income Available to Common Shareholders	$279,438	$336,757	$63,781	$64,322	$49,749	$—	$794,047

Selected Financial Information
Goodwill as of January 1, 2002	$183,378	$235,817	$98,393	$164,712	$—	$—	$682,300
Goodwill Recognized	—	—	—	3,966	—	—	3,966

Goodwill as of June 30, 2002	$183,378	$235,817	$98,393	$168,678	$—	$—	$686,266

Identifiable Assets	$20,014,605	$25,765,006	$1,693,188	$394,310	$27,056,228	$—	$74,923,337

(a)	Electronic Payment Processing service revenues provided to the banking segments by Fifth Third Processing Solutions are eliminated in the Condensed Consolidated Statements of Income.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $19,585 and $18,168 for the six months ended June 30, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the Registrant’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing.

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Registrant including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Registrant does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Registrant is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal proceedings. The Registrant undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Results of Operations

The Registrant’s net income was $437 million for the second quarter of 2003, up 8 percent compared to $404 million for the same period last year. Earnings per diluted share were $.75 for the second quarter, up 10 percent from $.68 for the same period last year. Cash dividends per share paid to shareholders for the second quarter of 2003 increased 26 percent from the same period in 2002.

The Registrant’s net income, earnings per share, earnings per diluted share, cash dividends per share, dividend payout ratio, return on average assets (ROAA), return on average shareholders’ equity (ROAE), net interest margin and efficiency ratio for the three and six months ended June 30, 2003 and 2002 are as follows:

TABLE 1: Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income ($ in millions)	$437.5	$404.1	$856.3	$794.0
Earnings per share	$0.76	$0.69	$1.49	$1.36
Earnings per diluted share	$0.75	$0.68	$1.47	$1.34
Cash dividends per common share	$0.29	$0.23	$0.55	$0.46
Dividend payout ratio	38.7%	33.8%	37.4%	34.3%
ROAA	2.02%	2.20%	2.03%	2.22%
ROAE	19.9%	20.2%	19.8%	20.1%
Net interest margin (taxable equivalent)	3.69%	4.07%	3.72%	4.09%
Efficiency ratio	43.5%	43.5%	44.0%	43.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (Taxable Equivalent Basis)

	For the Three Months Ended

($ in millions)	June 30, 2003			June 30, 2002

	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate

Assets
Interest-Earning Assets:
Loans and Leases (a)	$51,813	$693	5.37%	$44,459	$705	6.37%
Securities
Taxable	28,003	316	4.52	21,874	330	6.04
Exempt from Income Taxes (a)	1,062	20	7.36	1,120	21	7.43
Other Short-Term Investments	458	1	0.95	277	1	1.85

Total Interest Earning Assets	81,336	1,030	5.08	67,730	1,057	6.26
Cash and Due from Banks	1,399			1,460
Other Assets	4,638			5,055
Reserve for Credit Losses	(712)			(637)

Total Assets	$86,661			$73,608

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$18,527	$46	1.00%	$16,022	$80	1.99%
Savings	8,082	17	0.82	8,955	41	1.83
Money Market	2,989	8	1.05	1,287	8	2.42
Other Time Deposits	7,299	55	3.01	9,662	93	3.87
Certificates - $100,000 and Over	4,259	15	1.45	1,741	14	3.37
Foreign Office Deposits	3,529	11	1.27	2,420	11	1.83
Federal Funds Borrowed	6,886	22	1.27	2,551	10	1.66
Other Short-Term Borrowings	4,544	14	1.27	3,737	16	1.71
Long-Term Debt	8,109	93	4.58	7,527	96	5.10

Total Interest-Bearing Liabilities	64,224	281	1.75	53,902	369	2.75
Demand Deposits	10,055			8,633
Other Liabilities	3,077			2,604

Total Liabilities	77,356			65,139
Minority Interest	477			434
Shareholders’ Equity	8,828			8,035

Total Liabilities and Shareholders’ Equity	$86,661			$73,608

Net Interest Income Margin on a Taxable Equivalent Basis		$749	3.69%		$688	4.07%

Net Interest Rate Spread			3.33%			3.51%

Interest-Bearing Liabilities to Interest-Earning Assets			78.96%			79.58%

(a) Interest income and yield include the effects of taxable-equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expenses. The net taxable-equivalent adjustment amounts included in the above table are $9.7 million and $10.1 million for the three months ended June 30, 2003 and June 30, 2002, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (Taxable Equivalent Basis)

	For the Six Months Ended

($ in millions)	June 30, 2003			June 30, 2002

	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate

Assets
Interest-Earning Assets:
Loans and Leases (a)	$50,924	$1,373	5.44%	$43,932	$1,408	6.46%
Securities
Taxable	27,150	627	4.65	20,808	632	6.13
Exempt from Income Taxes (a)	1,075	38	7.24	1,121	40	7.14
Other Short-Term Investments	383	2	0.98	372	3	1.80

Total Interest Earning Assets	79,532	2,040	5.17	66,233	2,083	6.34
Cash and Due from Banks	1,478			1,584
Other Assets	4,557			5,099
Reserve for Credit Losses	(703)			(629)

Total Assets	$84,864			$72,287

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$18,365	$101	1.11%	$15,096	$147	1.96%
Savings	8,144	37	0.93	8,368	77	1.85
Money Market	3,003	17	1.14	1,313	16	2.44
Other Time Deposits	7,563	117	3.12	10,138	204	4.06
Certificates - $100,000 and Over	3,632	28	1.54	1,860	33	3.60
Foreign Office Deposits	3,242	21	1.29	1,924	18	1.90
Federal Funds Borrowed	6,565	41	1.27	2,703	23	1.70
Other Short-Term Borrowings	4,252	27	1.27	3,918	33	1.70
Long-Term Debt	8,119	185	4.60	7,476	190	5.12

Total Interest-Bearing Liabilities	62,885	574	1.84	52,796	741	2.83
Demand Deposits	9,793			8,549
Other Liabilities	2,973			2,560

Total Liabilities	75,651			63,905
Minority Interest	472			430
Shareholders’ Equity	8,741			7,952

Total Liabilities and Shareholders’ Equity	$84,864			$72,287

Net Interest Income Margin on a Taxable Equivalent Basis		$1,466	3.72%		$1,342	4.09%

Net Interest Rate Spread			3.33%			3.51%

Interest-Bearing Liabilities to Interest-Earning Assets			79.07%			79.71%

(a) Interest income and yield include the effects of taxable-equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expenses. The net taxable-equivalent adjustment amounts included in the above table are $19.6 million and $18.2 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a fully taxable-equivalent (FTE) basis as the interest on certain loans and securities held by the Registrant are not taxable for

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

federal income tax purposes. The FTE basis adjusts for the tax-favored status of income from certain loans and securities. The Registrant believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Net interest income on a fully taxable equivalent basis for the second quarter of 2003 was $749 million, a 9 percent increase over $688 million for the same period last year despite a 38 basis point (“bp”) decrease in net interest margin. The increase was due in large part to a $13.6 billion (20 percent) increase in average interest-earning assets in the second quarter of 2003 compared to the second quarter of 2002. Net interest margin decreased from 4.07 percent during the second quarter of 2002 to 3.69 percent in the second quarter of 2003. For the first six months of 2003, net interest income on a fully taxable equivalent basis was $1.5 billion, a 9 percent increase over $1.3 billion for the same period last year despite a 37 bp decrease in net interest margin. This increase was due in large part to a $13.3 billion (20 percent) increase in average interest-earning assets in the first six months of 2003 compared to the same period in 2002. Net interest margin decreased from 4.09 percent during the first six months of 2002 to 3.72 percent for the same period in 2003. The net interest margin has contracted in recent periods due to the absolute level of interest rates and the impact of higher origination volumes at lower market rates of interest. The yield on average interest-earning assets declined 118 bps for the second quarter of 2003 compared to the second quarter of 2002 due to new loan growth at lower interest rates and continued asset re-pricing in a lower rate environment. The negative effects of lower asset yields was offset by a 100 bps decrease in the cost of interest-bearing liabilities in the second quarter of 2003 compared to the second quarter of 2002 resulting from re-pricing of borrowed funds and lower year-over-year deposit rates on existing accounts as well as continued improvement in the overall mix of interest bearing liabilities. The continued re-pricing of interest-earning assets in the second quarter of 2003 and increased prepayment activity resulted in shorter asset durations and considerable cash flows from various asset classes. Although prepayments, sales and subsequent reinvestment of high coupon mortgage-backed securities have contributed to the decrease in the net interest margin in the current quarter relative to the previous quarter, these actions serve to stabilize near and intermediate term net interest income performance trends and maintain the Registrant’s posture with regard to Board approved interest rate risk policy limits. The Registrant expects the net interest margin and net interest income trends in coming periods will be dependent upon the magnitude of loan demand, the speed of any interest rate changes and the magnitude of compression between margin and spread.

The provision for credit losses was $109 million in the second quarter of 2003 compared to $64 million in the same period last year and $85 million last quarter. Net charge-offs for the quarter were $77 million compared to $43 million in the second quarter of 2002 and $65 million last quarter. Net charge-offs as a percent of average loans and leases outstanding increased 24 bps to .64 percent for the second quarter of 2003 from .40 percent for the second quarter of 2002 and increased 8 bps from last quarter. The increase was primarily due to higher net charge-offs on commercial loans and leases. Total commercial loan and lease net charge-offs increased $21 million to $44 million in the current quarter compared to $23 million in the second quarter of 2002. The increase was largely attributable to two credits, a $10.5 million commercial lease credit and a $5 million commercial loan credit. Commercial loan net charge-offs were $27 million compared with $13 million in the second quarter of 2002. The ratio of commercial loan net charge-offs to average loans outstanding in the second quarter of 2003 was .79 percent, compared with .47 percent in the second quarter of 2002. In addition to the $5 million commercial loan credit charge-off referred to above, the increase in commercial loan net charge-offs in the second quarter of 2003 was primarily attributable to three additional commercial credits ranging from $1.4 million to $2.5 million in size, with no particular market concentration. Commercial mortgage net charge-offs decreased by $7 million in the current quarter compared with the second quarter of 2002. The decrease was primarily due to weakness experienced by the Registrant in the Chicago commercial real estate sector in 2002, and the overall positive effect of current low interest rates on debt burdens and break-even occupancy levels. Total lease net charge-offs in the second quarter of 2003 were $23 million, compared with $6 million in the second quarter of 2002. The ratio of lease net charge-offs to average leases outstanding in the second quarter of 2003 was 1.67 percent, compared with .52 percent in the second quarter of 2002. The increase in lease net

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

charge-offs was largely attributable to a $10.5 million net charge-off relating to a commercial airline lease credit. Total consumer loan net charge-offs in the second quarter of 2003 were $23 million, compared with $15 million in the second quarter of 2002. The ratio of consumer loan net charge-offs to average loans outstanding in the second quarter of 2003 was .59 percent, compared with .44 percent in the second quarter of 2002. The increase in consumer loan net charge-offs as compared to the prior year reflects general trends in the national economy as it relates to unemployment trends and personal bankruptcies; however, the Registrant has seen the level of consumer loan net charge-offs stabilize in recent periods. The tables below provide the summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 4: Summary of Credit Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,

($ in thousands)	2003	2002	2003	2002

Losses Charged Off:
Commercial, financial and agricultural loans	$(29,259)	$(17,678)	$(56,399)	$(38,638)
Real estate – commercial mortgage loans	(1,218)	(9,818)	(2,279)	(10,978)
Real estate – residential mortgage loans	(3,195)	(2,230)	(12,001)	(3,453)
Real estate – construction loans	(410)	—	(608)	(3,026)
Consumer loans	(31,802)	(26,247)	(65,068)	(58,280)
Lease financing	(25,721)	(8,825)	(37,728)	(21,602)

Total Losses	(91,605)	(64,798)	(174,083)	(135,977)

Recoveries of Losses Previously Charged Off:
Commercial, financial and agricultural loans	2,379	4,460	6,868	8,058
Real estate – commercial mortgage loans	418	1,589	1,104	2,456
Real estate – residential mortgage loans	11	258	13	260
Real estate – construction loans	33	932	209	2,281
Consumer loans	8,393	11,235	18,552	22,467
Lease financing	2,896	2,965	5,206	6,723

Total Recoveries	14,130	21,439	31,952	42,245

Net Losses Charged Off:
Commercial, financial and agricultural loans	(26,880)	(13,218)	(49,531)	(30,580)
Real estate – commercial mortgage loans	(800)	(8,229)	(1,175)	(8,522)
Real estate – residential mortgage loans	(3,184)	(1,972)	(11,988)	(3,193)
Real estate – construction loans	(377)	932	(399)	(745)
Consumer loans	(23,409)	(15,012)	(46,516)	(35,813)
Lease financing	(22,825)	(5,860)	(32,522)	(14,879)

Total Net Losses Charged Off	$(77,475)	$(43,359)	$(142,131)	$(93,732)

Reserve for Credit Losses, beginning	$703,354	$628,595	$683,193	$624,080
Total Net Losses Charged Off	(77,475)	(43,359)	(142,131)	(93,732)
Other	—	(110)	—	(184)
Provision Charged to Operations	108,877	64,040	193,694	119,002

Reserve for Credit Losses, ending	$734,756	$649,166	$734,756	$649,166

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Net Charge-Offs as a Percentage of Average Loans and Leases by Category

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Commercial, financial and agricultural loans	0.79%	0.47%	0.75%	0.56%
Real estate – commercial mortgage loans	0.05	0.57	0.04	0.29
Real estate – residential mortgage loans	0.32	0.18	0.61	0.14
Real estate – construction loans	0.05	(0.11)	0.02	0.05
Consumer loans	0.59	0.44	0.60	0.55
Lease financing	1.67	0.52	1.21	0.68

Weighted Average Ratio	0.64%	0.40%	0.60%	0.45%

The Registrant’s strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall credit limit for each customer significantly below legal lending limits. In addition, the Registrant also emphasizes diversification on a geographic, industry and customer level and performs regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The increase in the provision for credit losses in the current quarter compared to the same period last year is primarily due to the increase in the total loan and lease portfolio as well as the overall assessed probable estimated loan and lease losses inherent in the portfolio. The reserve for credit losses at June 30, 2003 remained at 1.49 percent of the total loan and lease portfolio compared to December 31, 2002 as the Registrant’s consideration of historical and anticipated loss rates in the portfolio has remained relatively consistent. The reserve for credit losses at June 30, 2002 was 1.50 percent of the total loan and lease portfolio. Additionally, the Registrant’s long history of low exposure limits, avoidance of national or sub-prime lending businesses, centralized risk management and diversified portfolio provide an effective position to weather an economic downturn and reduces the likelihood of significant unexpected credit losses.

Compared to the same periods in 2002, total Other Operating Income increased 22 percent to $621 million in the second quarter of 2003 and increased 21 percent to $1.2 billion for the first six months of 2003. Excluding non-mortgage related securities gains and losses, total other operating income increased 15 percent to $582 million compared to $507 million in the second quarter of 2002, and increased to $1.1 billion for the first six months of 2003, or 15 percent over the same period last year. Electronic payment processing revenue was $142 million in the second quarter of 2003, an increase of 16 percent compared to the same period in 2002 and increased to $272 million for the first six months of 2003, an 18 percent increase over the same period last year. Increases in electronic funds transfers (“EFT”) and merchant processing continued in the second quarter of 2003 compared to the second quarter of 2002 largely from the addition of new customer relationships in both the Merchant Services and EFT businesses, as the Registrant has seen a slowdown in transaction volume growth rates on the existing customer base, reflective of current economic conditions and sluggish growth in the retail sector of the economy. EFT revenues grew by 21 percent in the first six months of 2003 compared to the same period in 2002, due to higher debit and ATM card usage. Merchant processing revenues increased 15 percent in the first six months of 2003 compared to the same period in 2002, due to the addition of new customers and resulting increases in merchant transaction volumes. Significant new processing customers welcomed thus far in 2003 include, among others, T.G.I. Friday’s®, La Quinta Corporation, GNC Nutrition Centers, National Commerce Financial Corporation, MAPCO Express and May’s Drug Stores, Inc. The Registrant now handles electronic processing for over 189,000 merchant locations and 1,400 financial institutions worldwide. During 2003, VISA® and MasterCard® reached separate agreements to settle merchant litigation regarding debit card interchange

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

reimbursement fees. These agreements, scheduled to be implemented in August 2003, include provisions to lower fee structures which will result in a reduction in revenues for debit card issuers. The impact of reduced debit card interchange fees on the Registrant’s electronic payment processing revenue for the second half of 2003 is expected to be approximately $12 million to $14 million and the impact on 2004 revenue is expected to be approximately $33 million to $35 million.

Service charges on deposits increased 14 percent over last year’s second quarter and 15 percent over the first six months of 2002, primarily due to continued sales success in corporate treasury management products and retail and commercial deposit accounts resulting from successful deposit campaigns. Retail deposit revenues increased 14 percent over last year’s second quarter, and 12 percent over the first six months of 2002, driven by the success of sales campaigns and direct marketing programs in generating new account relationships. Commercial deposit revenues increased 14 percent over last year’s second quarter, and 19 percent over the first six months of 2002, on the strength of continued focus on cross-sell initiatives, new customer relationships and the benefit of a lower interest rate environment.

Mortgage banking net revenue increased $83 million to $93 million in the second quarter of 2003 compared to the same period in 2002, and increased $58 million to $170 million in the first six months of 2003 compared to the same period in 2002. The components of mortgage banking net revenue for the three and six months ended June 30, 2003 and June 30, 2002 are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,

($ in thousands)	2003	2002	2003	2002

Total mortgage banking fees and loan sales	$136,361	92,542	265,151	183,353
Gains (losses) and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	28,695	10,424	42,430	(6,970)
Net valuation adjustments and amortization on MSR’s	(72,230)	(92,810)	(137,906)	(64,554)

Mortgage banking net revenue	$92,826	10,156	169,675	111,829
Securities gains (losses), net - non-qualifying hedges on mortgage servicing	1,793	35,654	2,809	(1,041)

Total mortgage banking net revenue, including securities gains (losses) related to risk management strategy	$94,619	45,810	172,484	110,788

Mortgage originations totaled $4.9 billion in the second quarter of 2003 as compared to total originations of $2.0 billion in the same period last year directly contributing to the increase in core mortgage banking fees in the second quarter of 2003 compared to the second quarter of 2002. Total mortgage originations for the first six months of 2003 totaled $9.2 billion compared to $4.5 billion in the same period last year.

The Registrant maintains a comprehensive management strategy relative to its mortgage banking activity, including consultation with an outside independent third-party specialist, in order to manage a portion of the risk associated with impairment losses incurred on its MSR portfolio as a result of the falling interest rate environment. This strategy includes the utilization of available-for-sale securities and free-standing derivatives as well as engaging in occasional significant loan securitization and sale transactions. The Registrant’s non-qualifying hedging strategy includes the purchase of various securities (primarily FHLMC and FNMA agency bonds, US treasury bonds, and PO strips) and the purchase of various free-standing derivatives (PO swaps, swaptions, interest rate swaps, options and forward contracts). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The continued decline in primary and secondary mortgage rates in the first half of 2003 led to historically high refinance rates and corresponding increases in prepayments, which led to the recognition of $27 million in temporary impairment in the second quarter of 2003 and $42 million for the first six months of 2003. The increase in interest rates during the first quarter of 2002 and subsequent decline in interest rates in the second quarter of 2002, led to a net favorable change of $9 million in the valuation reserve for the MSR portfolio in the first half of 2002. The servicing rights are typically deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. As a result of the above activities in the mortgage servicing rights portfolio, the Registrant sold certain securities, originally purchased and designated under the non-qualifying hedging strategy, resulting in net realized gains (losses) during the second quarter and first six months of 2003 and 2002, respectively, as illustrated above in Table 6. Additionally, the Registrant realized net gains (losses) from settled free-standing derivative instruments and mark-to-market adjustments on outstanding free-standing derivatives during the second quarter and first six months of June 30, 2003 and 2002, respectively, also as illustrated in Table 6. Recent period increases in settlement gains and mark-to-market adjustments on free-standing derivatives have resulted from the increased use of free-standing derivatives rather than available-for-sale securities as part of the Registrant’s overall hedging strategy. On an overall basis and inclusive of the net security gain component of the Registrant’s mortgage banking risk management strategy, mortgage banking net revenue increased $49 million, or 107 percent to $95 million over last year’s second quarter and increased $62 million, or 56 percent to $173 million over the first six months of 2002.

The Registrant does not expect the current low-rate environment to continue in the long-term at which time the contribution of mortgage banking to total revenues will decline.

Compared to the same periods in 2002, investment advisory revenue decreased 7 percent to $86 million in the second quarter of 2003 and decreased 5 percent to $168 million for the first six months of 2003. Declines in market sensitive service revenue were mitigated in part by stronger institutional and private client asset management sales. As equity market valuations continue to build upon recent momentum, revenue contributions from institutional and private client are expected to continue to increase. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant continues to be one of the largest money managers in the Midwest and as of June 30, 2003 had over $188 billion in assets under care and $31 billion in assets under management.

Compared to the same periods in 2002, total other service charges and fees declined one percent to $139 million in the second quarter of 2003 and increased 9 percent to $298 million for the first six months of 2003. The major components of other service charges and fees for the three and six months ended June 30, 2003 and 2002 are as follows:

TABLE 7: Components of Other Service Charges and Fees

	Three Months Ended June 30,		Six Months Ended June 30,

($ in thousands)	2003	2002	2003	2002

Other Service Charges and Fees:
Cardholder fees	$15,354	$12,535	$29,021	$24,960
Consumer loan and lease fees	18,888	17,841	34,528	34,226
Commercial banking	44,888	40,214	90,536	75,543
Bank owned life insurance income	15,480	15,515	30,791	30,127
Insurance revenues	7,047	13,555	12,422	26,615
Other	37,560	41,363	100,318	80,475

Total Other Service Charges and Fees	$139,217	$141,023	$297,616	$271,946

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Compared to the same periods in 2002, cardholder fees increased 22 percent in the second quarter of 2003 and 16 percent for the first six months of 2003. This increase was primarily due to a 20 percent growth in the credit card loan portfolio at June 30, 2003 compared to June 30, 2002. Compared to the same periods in 2002, commercial banking revenues increased 12 percent in the second quarter of 2003 and 20 percent for the first six months of 2003, primarily due to strong growth in total international revenues. Compared to same periods in 2002, international revenues increased 22 percent in the second quarter of 2003 and 35 percent for the first six months of 2003. Insurance revenues comparisons to the previous year are impacted by the fourth quarter 2002 sale of the property and casualty insurance product line operations representing approximately $26 million in revenue on a full year 2002 basis. The other component of other service charges decreased $4 million, or 9 percent, compared to the second quarter of 2002, and increased $20 million, or 25 percent, compared to the first six months of 2002. The primary drivers of the increase in the other component of other service charges for the first six months of 2003 were a $4 million increase in institutional fixed income trading and sales, a $13 million increase in customer interest rate derivative product related fee revenue and a $6 million increase in net gains from the sale of certain premises and equipment, partially offset by a net $3 million decrease in various other sundry income categories.

The efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) remained steady at 43.5 percent for the second quarter of 2003 and 2002. The efficiency ratio was 44.0 percent and 43.8 percent for the first six months of 2003 and 2002, respectively. Total operating expenses increased to $596 million, or 15 percent compared to the second quarter of 2002, and increased 14 percent to $1.2 billion compared to the first six months of 2002. Compared to the same periods in 2002, salaries, wages, incentives and benefits increased 15 percent in the second quarter of 2003, and increased 12 percent in the first six months of 2003. Compared to the same periods in 2002, net occupancy expenses increased 7 percent in the second quarter of 2003, and increased 10 percent in the first six months of 2003. Compared to the same periods in 2002, total other operating expenses increased 17 percent in the second quarter of 2003, and 20 percent in the first six months of 2003. Comparisons to prior periods are impacted by implications of growth in all of the Registrant’s markets and increases in spending related to the expansion and improvement of the sales force, increases in employee benefit expenses, growth of the retail banking platform, continuing investment in support personnel, process improvements, technology and infrastructure to support recent and future growth and volume related increases in expenses such as bankcard and loan and lease costs. Additionally, increases in the other component of other operating expenses relate to several categories, including increasing insurance expenses, human resource expenses such as recruiting and training and expenses related to certain third-party consultant reviews. Third-party consultant reviews of reconciliation activities and process evaluations associated with the March 26, 2003 Written Agreement entered into by the Registrant, Fifth Third Bank, the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions resulted in approximately $12.6 million in incremental expenses in the second quarter of 2003 and approximately $22.1 million in incremental expenses in the first six months of 2003. The other component of other operating expenses for the second quarter of 2003 also includes a charge of approximately $20 million related to the early retirement of approximately $200 million of Federal Home Loan Bank advances. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funds. As previously discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, upon adoption of FIN 46 on July 1, 2003, the Registrant consolidated a certain unrelated asset-backed SPE. Consolidation of the underlying operating lease assets and related liability of the SPE will not impact the Registrant’s risk-based capital ratios or bottom line income statement trends, however lease payments will be reflected as a component of other operating income and depreciation expense will be recognized and included as a component of operating expenses.

The Registrant has concluded the review of the treasury clearing and other related settlement accounts that gave rise to the $82 million pre-tax ($53 million after-tax) charge-off realized in the third quarter of 2002. The Registrant has expended considerable effort and internal resources and employed significant external resources with expertise in treasury operations in the review and reconstruction of these accounts as well as in the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

validation of the results. The conclusion of this process in the second quarter of 2003 has identified a $30.8 million pre-tax ($20.1 million after-tax) recovery, realized as a credit to other operating expenses. Based on activities performed by the Registrant and independent third-party experts, including the completion of a third-party review of all the Registrant’s account reconciliations, the Registrant has concluded that there is no additional material financial impact relating to these treasury clearing and other related settlement accounts. Additionally, upon completion of the review of the treasury clearing and other related settlement accounts, the Registrant did not identify any specific triggering event that gave rise to the $82 million pre-tax charge-off to a period other than the third quarter of 2002.

The major components of other operating expenses for the three and six months ended June 30, 2003 and 2002 are as follows:

TABLE 8: Components of Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,

($ in thousands)	2003	2002	2003	2002

Other Operating Expenses:
Marketing and communications	$27,819	$25,396	$52,824	$49,389
Postal and courier	12,786	11,385	24,724	23,425
Bankcard	39,058	33,765	75,181	64,295
Intangible amortization	11,618	9,232	20,960	18,643
Franchise and other taxes	6,522	9,431	16,079	18,227
Loan and lease	31,682	20,128	57,179	44,083
Printing and supplies	8,505	9,375	16,987	18,227
Travel	8,177	9,327	17,913	16,542
Data processing and operations	24,768	22,258	46,828	38,898
Other	58,240	45,234	127,094	89,375

Total Other Operating Expenses	$229,175	$195,531	$455,769	$381,104

Financial Condition and Capital Resources

The Registrant’s balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $88.3 billion at June 30, 2003 compared to $80.9 billion at December 31, 2002 and $74.9 billion at June 30, 2002, an increase of 9 percent and 18 percent, respectively. Return on average equity was 19.8 percent and return on average assets was 2.03 percent for the first six months of 2003 compared to 20.1 percent and 2.22 percent, respectively, for the same period last year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant’s total loan portfolio excluding held for sale was $49.4 billion at June 30, 2003 compared to $45.9 billion at December 31, 2002 and $43.4 billion at June 30, 2002, an increase of $3.5 billion (7 percent) and an increase of $6.0 billion (14 percent), respectively. The Registrant’s held for sale portfolio was $3.2 billion at June 30, 2003 compared to $3.4 billion at December 31, 2002 and $1.3 billion at June 30, 2002. The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

TABLE 9: Components of Loan Portfolio

($ in millions)	June 30, 2003	December 31, 2002	June 30, 2002

Commercial:
Commercial	$14,016	$12,786	$11,526
Mortgage	6,297	5,886	5,759
Construction	3,053	3,009	3,008
Leases	3,022	3,019	2,582

Subtotal	26,388	24,700	22,875
Consumer:
Installment	16,424	14,584	13,506
Mortgage & Construction	6,660	7,122	5,731
Credit Card	588	537	488
Leases	2,542	2,343	2,078

Subtotal	26,214	24,586	21,803

Total	$52,602	$49,286	$44,678

Commercial loan and lease outstandings, including loans held for sale, totaled $26.4 billion at June 30, 2003 compared to $24.7 billion at December 31, 2002 and $22.9 billion at June 30, 2002, an increase of 7 percent and 15 percent, respectively. The commercial loan and lease portfolio increase was attributable to better than expected middle-market and small business commercial loan originations and on the strength of new customer additions, strong sales results in Cleveland, Chicago, Indianapolis and Detroit and modest increases in existing commercial line of credit utilization percentages across the Registrant’s footprint. The following tables provide a breakout of the commercial loan and lease portfolio, including held for sale, by major industry classification and size of credit illustrating the diversity and granularity of the Registrant’s portfolio. The commercial loan portfolio is further characterized by 95 percent of outstanding balances and 94 percent of exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Florida, Michigan, Illinois, West Virginia and Tennessee. The commercial portfolio overall, inclusive of a national large-ticket leasing business, is characterized by 87 percent of outstanding balances and 89 percent of exposures concentrated within these eight states. As part of its overall credit risk management strategy, the Registrant emphasizes small participations in individual credits, strict monitoring of industry concentrations within the portfolio and a relationship-based lending approach that determines the level of participation in individual credits based on multiple factors, including the existence of and potential to provide additional products and services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 10: Commercial Loan and Lease Portfolio Exposure by Industry

($ in millions)	June 30, 2003		December 31, 2002

	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)

Manufacturing	$3,561	$7,382	$3,090	$6,814
Real Estate	5,972	6,868	5,230	6,084
Construction	3,070	4,751	3,019	4,742
Retail Trade	2,323	3,952	2,106	3,804
Business Services	1,912	3,013	1,896	2,978
Wholesale Trade	1,301	2,393	1,190	2,293
Financial Services & Insurance	582	2,191	505	1,885
Individuals	1,203	1,632	645	907
Health Care	1,063	1,584	1,015	1,523
Transportation & Warehousing	1,033	1,259	1,013	1,228
Accommodation & Food	848	1,074	897	1,074
Public Administration	800	891	750	845
Other Services	591	807	790	1,208
Other	610	764	991	991
Communication & Information	441	662	445	620
Agribusiness	432	566	424	533
Entertainment & Recreation	369	492	365	470
Utilities	80	374	113	418
Mining	197	306	216	347

Total	$26,388	$40,961	$24,700	$38,764

TABLE 11: Commercial Loan Portfolio Exposure by Loan Size by Obligor

	June 30, 2003		December 31, 2002

	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)

Less than $5 million	66%	55%	67%	55%
$5 million to $15 million	25	27	24	27
$15 million to $25 million	8	11	8	11
Greater than $25 million	1	7	1	7

Total	100%	100%	100%	100%

(a) Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

Consumer installment loan balances, including held for sale, increased 13 percent compared to December 31, 2002 and increased 22 percent compared to June 30, 2002. This increase was attributable to continued very strong direct origination volume of $2.0 billion during the second quarter of 2003, compared to $1.7 billion in the fourth quarter of 2002 and $1.7 billion in the second quarter of 2002. Residential mortgage and construction loans, including held for sale, totaled $6.7 billion at June 30, 2003 compared to $7.1 billion at December 31, 2002 and $5.7 billion at June 30, 2002, a decrease of 6 percent and increase of 16 percent, respectively. Comparisons to prior periods are directly dependent upon the timing of originations as well as the effects of timing on held for sale flows. Residential mortgage originations totaled $4.9 billion in the second quarter of 2003 compared to $4.3 billion in the fourth quarter of 2002 and $2.0 billion in the second quarter of 2002. Consumer lease balances increased 9 percent during the second quarter compared to December 31, 2002 and 22 percent compared to June 30, 2002 as a result of continued strong origination volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At June 30, 2003, total available-for-sale and held-to-maturity investment securities were $29.2 billion, compared to $25.5 billion at December 31, 2002 and $23.4 billion at June 30, 2002, an increase of 14 percent and 24 percent, respectively, and proportionately remained relatively consistent with the growth in the overall balance sheet. The estimated average life of the available-for-sale portfolio at June 30, 2003 was 3.5 years based on current prepayment expectations.

Total deposits at June 30, 2003 increased 12 percent, or $5.8 billion compared to June 30, 2002 due to a $4.5 billion increase in transaction account deposits and a $3.6 billion growth in CD’s over $100,000 and foreign office deposits, offset by a $2.3 billion decrease in consumer time deposits. The transaction account deposit growth during the current period is primarily attributable to the Registrant’s competitive deposit products and continuing focus on expanding its customer base and the overall success of campaigns emphasizing customer deposit accounts. Total deposits increased 7 percent, or $3.7 billion over 2002 year-end due to a $2.3 billion, or 6 percent, increase in transaction deposit accounts and a $2.5 billion, or 51 percent, growth in CD’s over $100,000 and foreign office deposits utilized to fund asset growth during the first six months of 2003, offset by a 14 percent, or $1.1 billion decrease in consumer time deposits. The deposit balances represent an important source of funding and revenue growth opportunity as the Registrant focuses on selling additional products and services into an expanding customer base.

Short-term borrowings and federal funds borrowed totaled $11.5 billion, compared to $8.8 billion at December 31, 2002 and $5.6 billion at June 30, 2002. The movement in these borrowings is a function of overall balance sheet funding requirements. Long-term debt was $8.3 billion at June 30, 2003, compared with $8.2 billion at December 31, 2002 and $7.5 billion at June 30, 2002. During the second quarter of 2003, the Registrant retired approximately $200 million of Federal Home Loan Bank advances with a coupon of 6.38 percent and a maturity date of June 29, 2005, incurring a charge to operating expenses of approximately $20 million. Also, during the second quarter of 2003 the Registrant issued $500 million, 4.50% Subordinated Notes due June 1, 2018 under a shelf registration in place with the Securities and Exchange Commission that had $2 billion of issuance availability. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funds.

Nonperforming assets were $307 million at June 30, 2003, or .62 percent of total loans, leases and other real estate owned, up 3 bps compared to $273 million, or .59 percent, at December 31, 2002, and up 9 bps compared to $231 million, or .53 percent, at June 30, 2002. During the same periods there has, however, been a decrease in loans and leases ninety days past due. The $34 million increase in nonperforming assets at June 30, 2003, compared to December 31, 2002, is comprised of a net increase of $26 million in nonaccrual loans and leases, with no particular market concentration, and an $8 million increase in other real estate owned. The increase in nonaccrual loans and leases at June 30, 2003 was specifically attributable to a $13 million increase in nonperforming commercial loans and leases to approximately $226 million, a $4 million increase in nonperforming residential mortgage and construction loans to approximately $23 million and a $9 million increase in nonperforming consumer loans to approximately $24 million. Included in the June 30, 2003 commercial nonaccrual loans and leases balance is approximately $2.7 million of credits to commercial airline carriers. As of June 30, 2003, the Registrant had total outstandings to commercial carriers, as well as total commitments, of approximately $110 million. Table 13 below provides a breakout of the commercial nonaccrual loans and leases by loan size further illustrating the granularity of the Registrant’s commercial loan portfolio. The increase in nonperforming consumer loans and nonperforming residential mortgage and construction loans at June 30, 2003 compared to prior periods, was primarily attributable to the rising trends in unemployment and personal bankruptcies. Nonperforming consumer loans and other real estate owned reflect the estimated salvage value of underlying collateral associated with previously charged-off assets.

Total underperforming assets were $444 million at June 30, 2003, or .90 percent of total loans, leases and other real estate owned, down 5 bps compared to $435 million, or .95 percent, at December 31, 2002, and down 5 bps

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

compared to $414 million, or .95 percent, at June 30, 2002. The tables below provide a summary of nonperforming and underperforming assets and commercial nonaccrual loans and leases exposure by loan size by obligor:

TABLE 12: Summary of Nonperforming and Underperforming Assets

($ in thousands)	June 30, 2003	December 31, 2002	June 30, 2002

Nonaccrual loans and leases	$273,293	$246,986	$211,592
Other real estate owned	33,212	25,618	19,498

Total nonperforming assets	306,505	272,604	231,090
Ninety days past due loans and leases	137,503	162,213	182,884

Total underperforming assets	$444,008	$434,817	$413,974

Nonperforming assets as a percent of total loans, leases and other real estate owned	0.62%	0.59%	0.53%
Underperforming assets as a percent of total loans, leases and other real estate owned	0.90%	0.95%	0.95%

TABLE 13: Summary of Commercial Nonaccrual Loans and Leases by Loan Size by Obligor

	June 30, 2003	December 31, 2002	June 30, 2002

Less than $250,000	18%	16%	7%
$250,000 to $1 million	24	19	23
$1 million to $5 million	37	34	42
$5 million to $10 million	16	25	23
$10 million to $15 million	5	6	5

Total	100%	100%	100%

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At June 30, 2003, shareholders’ equity was $8.6 billion compared to $8.5 billion at December 31, 2002 and $8.2 billion at June 30, 2002, an increase of one percent and 4 percent, respectively. Average shareholders’ equity as a percentage of average assets for the six months ended June 30, 2003 was 10.30 percent. The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these “well-capitalized” ratios at June 30, 2003 and 2002. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2003. At June 30, 2003, the Registrant had a Tier 1 risk-based capital ratio of 11.32 percent, a total risk-based capital ratio of 13.83 percent and a leverage ratio of 9.18 percent. At June 30, 2002, the Registrant had a Tier 1 risk-based capital ratio of 12.28 percent, a total risk-based capital ratio of 14.66 percent and a leverage ratio of 10.36 percent.

In December 2001, and as amended in May 2002, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to three percent of common shares outstanding. In March 2003, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to an additional 20 million common shares. During the second quarter of 2003, the Registrant repurchased approximately 5.8 million shares of common stock for an aggregate of approximately $329 million. At June 30, 2003, the authority under the repurchase plan approved by the Board of Directors in December 2001 had been completed and the remaining authority under the plan authorized in March 2003 was approximately 19.2 million shares.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Foreign Currency Exposure

At June 30, 2003, December 31, 2002 and June 30, 2002 the Registrant maintained foreign office deposits of $3.2 billion, $3.8 billion and $2.1 billion, respectively. These foreign deposits represent U.S. dollar denominated deposits in our foreign branch located in the Cayman Islands. The Registrant utilized these deposit balances to aid in the funding of earning asset growth. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Registrant minimizes its exposure to these derivative contracts by entering into offsetting third-party forward contracts with approved reputable counterparties, with matching terms and currencies that are generally settled daily.

Regulatory Matters

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to meeting the terms of the Written Agreement. Through July 31, 2003, all independent third-party reviews have been submitted as requested in the Written Agreement. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Written Agreement. The Registrant believes that the steps taken in conjunction with the above Written Agreement will make the organization stronger through the development of new and expanded risk management, audit and infrastructure processes.

Reference is made to Item 1 “Business – Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and continued higher legal and consulting expenses.

On November 12, 2002, the Registrant was informed by a letter from the Securities and Exchange Commission (the “Commission”) that the Commission was conducting an informal investigation regarding the after-tax charge of $54 million reported in the Registrant’s Form 8-K dated September 10, 2002 and the existence or effects of weaknesses in financial controls in the Registrant’s Treasury and/or Trust operations. The Registrant has responded to the Commission’s initial and subsequent requests and intends to continue to cooperate and assist the Commission in this review.

Legal Proceedings

During 2003, eight putative class action complaints have been filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, and prospects and related matters. The complaints seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Critical Accounting Policies

Reserve for Credit Losses:    The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level the Registrant considers to be adequate to absorb probable loan and lease losses inherent in the portfolio and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Registrant’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from “base” and “conservative” estimates. The Registrant’s methodology for assessing the appropriate reserve level consists of several key elements, as discussed below. The Registrant’s strategy for credit risk management includes stringent, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Registrant’s primary market areas for lending are Ohio, Kentucky, Indiana, Florida, Michigan, Illinois, West Virginia and Tennessee. When evaluating the adequacy of reserves, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Registrant’s customers.

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the reserve of $735 million was adequate, but not excessive, to absorb probable credit losses associated with the loan and lease portfolio at June 30, 2003.

Valuation of Derivatives:    The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts and swaptions. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to hedge interest rate lock commitments and changes in fair value of its fixed rate MSR portfolio. The primary risk of material changes to the value of the derivative instruments is fluctuation in interest rates; however, as the Registrant principally utilizes these derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction. The fair values of derivative financial instruments are based on current market quotes.

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

Valuation of Mortgage Servicing Rights:    When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third-party data sources for the key assumptions — credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying mortgage loans, the weighted-average life of the loan and the discount rate. The primary risk of material changes to the value of the MSR’s resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Registrant monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. The change in the fair value of MSR at June 30, 2003, to immediate 10 percent and 20 percent adverse change in the current prepayment assumption would be approximately $16 million and $31 million, respectively. The change in the fair value of mortgage servicing rights at June 30, 2003, to immediate 10 percent and 20 percent adverse change in the discount rate assumption would be approximately $5 million and $9 million, respectively.

Off-Balance Sheet and Certain Trading Activities

The Registrant consolidates all of its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Registrant does not possess, nor cannot exert, significant influence or control, are accounted for by equity method accounting and not consolidated; those in which there is less than 20% ownership are generally carried at cost.

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

As part of the Registrant’s ALCO management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated QSPE that is wholly owned by an independent third-party. During the three months ended June 30, 2003, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At June 30, 2003, the outstanding balance of loans transferred was $1.8 billion. Given the investment grade nature of the loans transferred, as well as the underlying collateral security provided, the Registrant does not expect this recourse feature to result in a significant use of funds in future periods or losses and therefore, the Registrant has not maintained any loss reserve related to these loans transferred. The accounting for QSPE’s is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant had the following cash flows with the unconsolidated QSPE during the six months ended June 30:

TABLE 14: Cash Flows with Unconsolidated QSPE

($ in millions)	2003	2002

Proceeds from transfers	$104.4	141.2
Transfers received from QSPE	$58.1	108.9
Fees received	$11.8	13.7

At June 30, 2003, the Registrant had provided credit recourse on $1.1 billion of leased autos sold to and subsequently leased back from an unrelated asset-backed SPE in transactions that occurred in previous years. Pursuant to this sale-leaseback, the Registrant has future operating lease payments and corresponding scheduled annual lease receipts from the underlying lessee totaling $1.1 billion. In the event of default by the underlying lessees and pursuant to the credit recourse provided, the Registrant is required to reimburse the unrelated asset-backed SPE for all principal related credit losses and a portion of all residual credit losses. The maximum amount of credit risk at June 30, 2003 was $.9 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value of the autos. Consistent with its overall approach in estimating credit losses for auto loans and leases held in its portfolio, the Registrant maintains an estimated credit loss reserve of approximately $3.1 million and evaluates the adequacy of such reserve on a quarterly basis. The Registrant adopted the provisions of FIN 46 requiring consolidation of this SPE beginning July 1, 2003, as the Registrant is deemed to be the primary beneficiary under the provisions of this new interpretation. See Note 2 of the Notes to Condensed Consolidated Financial Statements for discussion of effect upon adoption of FIN 46 for consolidation of this unrelated asset-backed SPE.

At June 30, 2003, the Registrant had provided credit recourse on approximately $681 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third-party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $681 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of approximately $15.0 million relating to these residential mortgage loans sold.

Finally, the Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, credit recourse and in some cases a cash reserve account. At June 30, 2003, the Registrant had retained mortgage servicing assets totaling $244 million, an interest-only strip totaling $2.0 million and subordinated tranche security interests totaling $62 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations and Commercial Commitments

The Registrant has certain obligations and commitments to make future payments under contracts. At June 30, 2003, the aggregate contractual obligations and commercial commitments are:

TABLE 15: Aggregate Contractual Obligations and Commercial Commitments

Contractual Obligations		Payments Due by Period

($ in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years

Total Deposits	$55,875,062	$52,617,893	$2,199,200	$506,602	$551,367
Long-Term Debt	8,338,341	860,859	1,256,304	2,915,802	3,305,376
Annual Rental Commitments Under Noncancelable Leases	266,449	42,278	66,256	51,505	106,410
Consumer Auto Leases	1,132,542	249,889	878,578	4,075	—

Total	$65,612,394	$53,770,919	$4,400,338	$3,477,984	$3,963,153

Other Commercial Commitments		Amount of Commitment – Expiration by Period

($ in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years

Letters of Credit	$4,256,572	$1,609,482	$1,268,809	$1,180,802	$197,479
Commitments to Extend Credit	23,790,997	16,083,735	7,707,262	—	—

Total	$28,047,569	$17,693,217	$8,976,071	$1,180,802	$197,479

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Liquidity and Market Risk

Managing risks is an essential part of successfully operating a financial services company. Among the most prominent risk exposures are interest rate, market and liquidity risk.

The objective of the Registrant’s asset/liability management function is to maintain consistent growth in net interest income within the Registrant’s policy limits. This objective is accomplished through management of the Registrant’s balance sheet liquidity, composition and interest rate risk exposures arising from changing economic conditions, interest rates and customer preferences.

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. In addition to the sale of available-for-sale portfolio securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations as well as to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A significant portion of the long-term, fixed-rate single-family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines are sold for cash upon origination. Periodically, additional assets such as adjustable-rate residential mortgages, certain floating rate short-term commercial loans and certain floating rate home equity loans are also securitized, sold or transferred off-balance sheet. For the six months ended June 30, 2003 and 2002, a total of $8.5 billion and $4.4 billion, respectively, were sold, securitized, or transferred off-balance sheet. The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of June 30, 2003, $1.5 billion of debt or other securities were available for issuance under this shelf registration. These sources, in addition to the Registrant’s 10.19 percent average equity capital base, provide a stable funding base.

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only three other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability. The Registrant’s A-1+/Prime-1 Standard & Poor’s and Moody’s ratings on its commercial paper and AA-/Aa2 Standard & Poor’s and Moody’s ratings for its senior debt, along with the AA-/Aa1 Standard & Poor’s and Moody’s long-term deposit ratings of Fifth Third Bank; Fifth Third Bank (Michigan); Fifth Third Bank, Indiana; Fifth Third Bank, Kentucky Inc.; and Fifth Third Bank, Northern Kentucky Inc. continue to be among the best in the industry. These debt ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional access to liquidity. Based on recent credit rating affirmations by Moody’s and Standard & Poor’s and given the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not currently expect any downgrade in these credit ratings based on financial performance. Core customer deposits have historically provided the Registrant with a sizeable source of relatively stable and low-cost funds. The Registrant’s average core deposits and stockholders’ equity funded 66 percent of its average total assets during the first six months of 2003. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources which include the use of the Federal Home Loan Bank (FHLB) as a funding source and issuing notes payable through its FHLB member subsidiaries. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term and long-term market interest rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of mortgage

Quantitative and Qualitative Disclosures About Market Risk (continued)

servicing rights and other sources of the Registrant’s earnings. Consistency of the Registrant’s net interest income is largely dependent upon the effective management of interest rate risk. The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and re-pricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant. Actual results will differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Registrant’s ALCO, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12 month and 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile as of June 30, 2003:

TABLE 16: Estimated Earnings Sensitivity Profile

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income

	Year 1	Year 2
+ 200	(.4)%	1.8%
- 100	(.3)%	(3.3)%

Given a linear 200 bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Registrant would decrease by .4 percent in the first year and increase by 1.8 percent in the second year. A 100 bp linear decrease in interest rates would decrease net interest income by .3 percent in the first year and an estimated 3.3 percent in the second year. The Registrant’s ALCO, along with senior management, have deemed the risk of a 200 bp decrease in short term rates to be low as a 200 bp decrease would result in a negative short term interest rate. As a result, ALCO has measured the risk of a decrease in interest rates at 100 basis points. Management does not expect any significant adverse effect to net interest income in 2003 based on the composition of the portfolio and anticipated trends in rates.

In the ordinary course of business, the Registrant enters into derivative transactions as a part of its overall strategy to manage its interest rate risks and prepayment risks and to accommodate the business requirements of its customers. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts and swaptions. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant enters into PO swaps, swaptions, floors, forward contracts, options and interest rate swaps to hedge interest rate lock commitments and changes in fair value of its fixed rate MSR portfolio. The notional amounts and fair values of these derivative instruments as of June 30, 2003 are presented in Note 5 to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Registrant’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on the foregoing, the Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

The Registrant also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, and prospects and related matters. The complaints seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions, which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to meeting the terms of the Written Agreement. Through July 31, 2003, all independent third-party reviews have been submitted as requested in the Written Agreement. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Written Agreement.

Reference is made to Item 1 “Business – Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and continued higher legal and consulting expenses.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

(1)(i)	Underwriting Agreement, dated May 20, 2003, between Fifth Third Bancorp and Goldman, Sachs & Co. and Lehman Brothers Inc., as Representatives of the Underwriters named in the Underwriting Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed May 22, 2003).

(3)(i)	Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3)(ii)	Code of Regulations, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(4)(i)	Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, defining the rights of the 4.50% Subordinated Notes due 2018.

(4)(ii)	Global security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018.

(10)	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan, as Amended

(31)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)	Reports on Form 8-K during the quarter ended June 30, 2003:

•	The Registrant filed a report on Form 8-K on April 15, 2003, announcing the issuance of its earnings release for the first quarter of 2003.

•	The Registrant filed a report on Form 8-K on May 22, 2003 announcing that the Registrant entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman, Sachs & Co. and Lehman Brothers Inc., as Representatives of the Underwriters named in the Underwriting Agreement, for the sale of $500,000,000 4.50% Subordinated Notes due June 1, 2018.

•	The Registrant filed a report on Form 8-K on June 6, 2003 related to its Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 8, 2003	/S/ NEAL E. ARNOLD Neal E. Arnold Executive Vice President and Chief Financial Officer