Form 10-Q
period 2003-09-30
FIFTH THIRD BANCORP
filed 2003-11-13
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 0-8076

FIFTH THIRD BANCORP

(Exact name of Registrant as specified in its charter)

Ohio	31-0854434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Fifth Third Center

Cincinnati, Ohio 45263

(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 534-5300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 569,016,504 shares of the Registrant’s Common Stock, without par value, outstanding as of October 31, 2003.

FIFTH THIRD BANCORP

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

($ in thousands, except share data)	September 30, 2003	December 31, 2002	September 30, 2002

Assets
Cash and Due from Banks	$2,393,563	1,890,809	1,830,093
Securities Available-for-Sale (a)	28,011,116	25,464,056	24,402,195
Securities Held-to-Maturity (b)	145,051	51,768	21,372
Other Short-Term Investments	258,265	311,943	597,836
Loans Held for Sale	1,528,137	3,357,507	2,663,976
Loans and Leases:
Commercial Loans	13,824,382	12,742,832	12,427,344
Construction Loans	3,470,077	3,327,026	3,207,166
Commercial Mortgage Loans	6,590,021	5,885,544	5,659,393
Commercial Lease Financing	4,249,420	3,985,896	3,671,477
Residential Mortgage Loans	4,493,264	3,494,606	3,037,955
Consumer Loans	17,710,265	15,116,254	14,756,437
Consumer Lease Financing	2,839,928	2,637,926	2,484,536
Unearned Income	(1,370,918)	(1,261,948)	(1,038,739)

Total Loans and Leases	51,806,439	45,928,136	44,205,569
Reserve for Credit Losses	(771,709)	(683,193)	(660,934)

Total Loans and Leases, net	51,034,730	45,244,943	43,544,635
Bank Premises and Equipment	999,891	890,934	849,540
Operating Lease Equipment	899,348	—	—
Accrued Income Receivable	425,143	569,533	524,055
Goodwill	699,981	702,051	709,872
Intangible Assets	212,511	236,144	244,265
Servicing Rights	284,812	263,499	254,265
Other Assets	2,521,166	1,911,261	2,051,906

Total Assets	$89,413,714	80,894,448	77,694,010

Liabilities
Deposits
Demand	$11,875,326	10,095,225	9,926,197
Interest Checking	18,714,625	17,878,326	17,207,565
Savings	7,894,918	10,055,639	10,838,103
Money Market	3,389,447	1,044,371	996,305
Other Time	6,686,020	8,179,520	8,615,910
Certificates - $100,000 and Over	2,009,068	1,180,765	1,437,289
Foreign Office	3,724,791	3,774,581	2,424,831

Total Deposits	54,294,195	52,208,427	51,446,200
Federal Funds Borrowed	6,833,511	4,748,568	3,009,053
Other Short-Term Borrowings	6,907,417	4,074,577	4,155,184
Accrued Taxes, Interest and Expenses	2,390,876	2,307,717	2,341,017
Other Liabilities	1,179,393	439,933	456,596
Long-Term Debt	9,254,536	8,178,704	7,458,117

Total Liabilities	80,859,928	71,957,926	68,866,167
Minority Interest	—	461,505	452,105
Shareholders’ Equity
Common Stock (c)	1,295,263	1,295,208	1,295,208
Preferred Stock (d)	9,250	9,250	9,250
Capital Surplus	1,302,007	1,441,406	1,432,276
Retained Earnings	6,713,906	5,904,148	5,630,445
Accumulated Nonowner Changes in Equity	(9,406)	369,002	319,758
Treasury Stock	(757,234)	(543,997)	(311,199)

Total Shareholders’ Equity	8,553,786	8,475,017	8,375,738

Total Liabilities and Shareholders’ Equity	$89,413,714	80,894,448	77,694,010

(a)	Amortized cost: September 30, 2003 - $27,930,841, December 31, 2002 - $24,790,289 and September 30, 2002 - $23,876,165.
(b)	Market values: September 30, 2003 - $145,051, December 31, 2002 - $51,768 and September 30, 2002 - $21,372.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at September 30, 2003 - 570,298,014 (excludes 13,153,677 treasury shares), December 31, 2002 - 574,355,247 (excludes 9,071,857 treasury shares) and September 30, 2002 - 578,525,454 (excludes 4,901,650 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in thousands, except per share)	2003	2002	2003	2002

Interest Income
Interest and Fees on Loans and Leases	$676,628	702,948	2,042,792	2,104,189
Interest on Securities
Taxable	292,942	318,238	919,606	950,558
Exempt from Income Taxes	12,520	14,080	38,054	42,215

Total Interest on Securities	305,462	332,318	957,660	992,773
Interest on Other Short-Term Investments	888	1,281	2,742	4,598

Total Interest Income	982,978	1,036,547	3,003,194	3,101,560
Interest Expense
Interest on Deposits
Interest Checking	43,015	80,691	144,243	227,738
Savings	14,362	44,819	51,940	121,554
Money Market	7,458	6,910	24,503	22,769
Other Time	49,266	81,967	166,173	286,255
Certificates - $100,000 and Over	11,524	12,518	39,257	45,681
Foreign Office	8,772	7,265	29,490	25,428

Total Interest on Deposits	134,397	234,170	455,606	729,425
Interest on Federal Funds Borrowed	19,056	12,018	60,289	34,816
Interest on Short-Term Bank Notes	—	—	—	54
Interest on Other Short-Term Borrowings	13,800	17,881	40,645	50,758
Interest on Long-Term Debt	90,679	94,805	275,748	284,651

Total Interest Expense	257,932	358,874	832,288	1,099,704

Net Interest Income	725,046	677,673	2,170,906	2,001,856
Provision for Credit Losses	112,082	55,524	305,775	174,526

Net Interest Income After Provision for Credit Losses	612,964	622,149	1,865,131	1,827,330
Other Operating Income
Electronic Payment Processing Income	143,210	134,866	414,848	364,711
Service Charges on Deposits	125,130	113,770	360,279	318,430
Mortgage Banking Net Revenue	74,830	9,401	244,505	121,230
Investment Advisory Income	87,472	82,723	255,745	259,130
Other Service Charges and Fees	171,365	143,767	468,980	415,714
Operating Lease Income	65,809	—	65,809	—
Securities Gains, Net	15,308	89,347	79,077	98,848
Securities Gains, Net - Non-Qualifying Hedges on Mortgage Servicing	—	33,783	2,809	32,742

Total Other Operating Income	683,124	607,657	1,892,052	1,610,805
Operating Expenses
Salaries, Wages and Incentives	226,212	219,465	704,356	662,207
Employee Benefits	61,223	47,581	186,893	141,908
Equipment Expenses	21,047	19,459	61,103	59,491
Net Occupancy Expenses	36,299	36,209	112,574	105,747
Operating Lease Expenses	49,558	—	49,558	—
Other Operating Expenses	240,531	296,448	696,301	677,552

Total Operating Expenses	634,870	619,162	1,810,785	1,646,905

Income Before Income Taxes, Minority Interest and Cumulative Effect	661,218	610,644	1,946,398	1,791,230
Applicable Income Taxes	213,073	184,483	621,118	551,794

Income Before Minority Interest and Cumulative Effect	448,145	426,161	1,325,280	1,239,436
Minority Interest, Net of Tax	—	9,422	20,458	28,280

Income Before Cumulative Effect	448,145	416,739	1,304,822	1,211,156
Cumulative Effect of Change in Accounting Principle, Net of Tax	10,762	—	10,762	—

Net Income	437,383	416,739	1,294,060	1,211,156
Dividends on Preferred Stock	185	185	555	555

Net Income Available to Common Shareholders	$437,198	416,554	1,293,505	1,210,601

Per Share:
Earnings	$0.77	0.72	2.26	2.08
Diluted Earnings	$0.76	0.70	2.23	2.04

Average Shares (000’s):
Outstanding	570,088	580,504	572,765	581,626
Diluted	578,777	592,024	581,055	593,758

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,

($ in thousands)	2003	2002

Operating Activities
Net Income	$1,294,060	1,211,156
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	305,775	174,526
Minority Interest in Net Income	20,458	28,280
Cumulative Effect of Change in Accounting Principle, Net of Tax	10,762	—
Depreciation, Amortization and Accretion	411,714	240,152
Provision for Deferred Income Taxes	(121,700)	414,407
Realized Securities Gains	(133,401)	(101,063)
Realized Securities Gains - Non-Qualifying Hedges on Mortgage Servicing	(3,304)	(85,496)
Realized Securities Losses	54,324	2,215
Realized Securities Losses - Non-Qualifying Hedges on Mortgage Servicing	495	52,754
Proceeds from Sales/Transfers of Residential Mortgage and Other Loans Held for Sale	14,127,671	6,165,686
Net Gain on Sales of Loans	(292,784)	(181,866)
Increase in Residential Mortgage and Other Loans Held for Sale	(9,638,131)	(5,899,003)
Decrease in Accrued Income Receivable	144,390	93,827
(Increase) Decrease in Other Assets	(843,140)	321,512
Increase (Decrease) in Accrued Taxes, Interest and Expenses	471,092	(180,427)
Increase (Decrease) in Other Liabilities	687,393	(222,940)

Net Cash Provided by Operating Activities	6,495,674	2,033,720

Investing Activities
Proceeds from Sales of Securities Available-for-Sale	19,842,132	15,312,013
Proceeds from Calls, Paydowns and Maturities of Securities Available-for-Sale	8,001,494	5,221,907
Purchases of Securities Available-for-Sale	(31,018,300)	(23,206,432)
Proceeds from Calls, Paydowns and Maturities of Securities Held-to-Maturity	5,510	4,833
Purchases of Securities Held-to-Maturity	(89,514)	(9,733)
Decrease (Increase) in Other Short-Term Investments	61,575	(373,162)
Increase in Loans and Leases	(8,446,049)	(3,966,676)
Decrease in Operating Lease Equipment	122,202	—
Purchases of Bank Premises and Equipment	(188,449)	(105,669)
Proceeds from Disposal of Bank Premises and Equipment	8,608	16,914

Net Cash Used In Investing Activities	(11,700,791)	(7,106,005)

Financing Activities
Increase in Core Deposits	1,307,255	5,148,279
Increase in CDs - $100,000 and Over, including Foreign	778,513	443,830
Increase in Federal Funds Borrowed	2,084,943	465,284
Decrease in Short-Term Bank Notes	—	(33,938)
Increase (Decrease) in Other Short-Term Borrowings	3,257,841	(234,465)
Proceeds from Issuance of Long-Term Debt	1,094,107	15,849
Repayment of Long-Term Debt	(1,993,316)	(163,177)
Payment of Cash Dividends	(465,281)	(402,207)
Exercise of Stock Options	30,975	93,845
Purchases of Treasury Stock	(384,135)	(458,418)
Other	(3,031)	(3,454)

Net Cash Provided by Financing Activities	5,707,871	4,871,428

Increase (Decrease) in Cash and Due from Banks	502,754	(200,857)
Cash and Due from Banks at Beginning of Period	1,890,809	2,030,950

Cash and Due from Banks at End of Period	$2,393,563	1,830,093

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Nine Months Ended September 30,

($ in thousands, except per share)	2003	2002

Balance at December 31	$8,475,017	7,639,277
Net Income	1,294,060	1,211,156
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains and Losses on Securities Available-for-Sale and Qualifying Cash Flow Hedges	(378,408)	311,935

Net Income and Nonowner Changes in Equity	915,652	1,523,091
Cash Dividends Declared:
Common Stock (2003 - $.84 per share and 2002 - $.72 per share)	(480,446)	(418,049)
Preferred Stock	(555)	(555)
Stock Options Exercised including Treasury Shares Issued	68,159	93,845
Loans Issued Related to the Exercise of Stock Options	(37,184)	—
Corporate Tax Benefit Related to Exercise of Non-Qualified Stock Options	309	408
Shares Purchased	(384,135)	(458,418)
Other	(3,031)	(3,861)

Balance at September 30	$8,553,786	8,375,738

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation:

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002, the statements of cash flows for the nine months ended September 30, 2003 and 2002 and the statements of changes in shareholders’ equity for the nine months ended September 30, 2003 and 2002. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2002 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the “Registrant” or “Fifth Third”). For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Registrant’s Annual Report on Form 10-K.

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

Notes to Condensed Consolidated Financial Statements (continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was effective for transactions occurring after May 15, 2002. Adoption of this Standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, the Registrant will continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs. In addition, the Registrant is awaiting further guidance and clarity that may result from current FASB and International Accounting Standards Board (IASB) stock compensation projects and will continue to evaluate any developments concerning fair-value based expense recognition.

Notes to Condensed Consolidated Financial Statements (continued)

The Registrant’s as reported and pro forma information, including stock-based compensation expense as if the fair-value based method had been applied, for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions, except per share)	2003	2002	2003	2002

As reported net income available to common shareholders	$437	417	1,294	1,211

Less: stock-based compensation expense determined under fair value method, net of tax	29	32	86	81

Pro forma net income	$408	385	1,208	1,130

As reported earnings per share	$.77	.72	2.26	2.08

Pro forma earnings per share	.71	.66	2.11	1.94

As reported earnings per diluted share	.76	.70	2.23	2.04

Pro forma earnings per diluted share	.70	.65	2.08	1.90

Compensation expense in the pro forma disclosure is not indicative of future amounts, as options vest over several years and additional grants are generally made each year. The weighted average fair value of options granted was $19.44 and $18.32 for the three and nine months ended September 30, 2003, respectively, and $23.14 and $26.23 for the three and nine months ended September 30, 2002, respectively. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002:

	2003	2002

Expected Dividend Yield	1.6% - 2.2%	1.4% - 1.6%

Expected Option Life (in years)	9.0	9.0

Expected Volatility	29%	28%

Risk-Free Interest Rate	3.72% - 4.66%	3.42% - 5.10%

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This Statement is effective for

Notes to Condensed Consolidated Financial Statements (continued)

financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard on July 1, 2003 required a reclassification of a minority interest to long-term debt and its corresponding minority interest expense to interest expense, relating to preferred stock issued during 2001 by a subsidiary of the Registrant. The existence of the mandatory redemption feature of this issue upon its mandatory conversion to trust preferred securities necessitated these reclassifications and did not result in any change in bottom line income statement trends.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. On October 10, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” FSP FIN 46-6 has provided a deferral of the effective date for applying the provisions of FIN 46 for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, to the first fiscal year or interim period ending after December 15, 2003, with earlier adoption permitted. The Registrant early adopted the provisions of FIN 46 on July 1, 2003. Through June 30, 2003 the Registrant had provided full credit recourse to an unrelated and unconsolidated asset-backed special purpose entity (SPE) in conjunction with the sale and subsequent leaseback of leased autos. The unrelated and unconsolidated asset-backed SPE was formed for the sole purpose of participating in the sale and subsequent lease-back transactions with the Registrant. Based on this credit recourse, the Registrant is deemed to be the primary beneficiary as it maintains the majority of the variable interests in this SPE and is therefore required to consolidate the entity. Early adoption of the provisions of this Interpretation required the Registrant to consolidate these operating lease assets and a corresponding liability as well as recognize a below-the-line after-tax cumulative effect charge of approximately $10.8 million (approximately $.02 per diluted share) representing the difference between the carrying value of the leased autos sold and the carrying value of the newly consolidated liability as of July 1, 2003. As of September 30, 2003, the outstanding balance of leased autos sold was approximately $900 million. Consolidation of these operating lease assets did not

Notes to Condensed Consolidated Financial Statements (continued)

impact risk-based capital ratios or bottom line income statement trends; however lease payments on the operating lease assets are now reflected as a component of other operating income and depreciation expense is now reflected as a component of operating expenses. The Registrant also early adopted the provisions of FIN 46 related to the consolidation of two wholly-owned finance entities involved in the issuance of trust preferred securities. Effective July 1, 2003, the Registrant de-consolidated the wholly-owned issuing trust entities resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations that exist between the Registrant and the issuing trust entities. See Note 6 for discussion of certain guarantees that the Registrant has provided for the benefit of the wholly-owned issuing trust entities related to their debt obligations.

3.	Intangible Assets:

Intangible assets consist of core deposits, acquired merchant processing and credit card portfolios and servicing rights. Intangibles, excluding servicing right assets, are amortized on a straight-line basis over their estimated useful lives, generally over a period of up to 25 years. The Registrant reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Detail of amortizable Intangible Assets as of September 30, 2003:

($ in millions)	Gross Carrying Amount	Accumulated Amortization (a)	Net Carrying Amount

Mortgage Servicing Rights	$838	563	275
Other Consumer and Commercial Servicing Rights	10	—	10
Core Deposits	341	175	166
Merchant Processing and Credit Card Portfolios	70	24	46

Total	$1,259	762	497

(a)	Accumulated amortization for Mortgage Servicing Rights includes a $172 million valuation allowance at September 30, 2003.

As of September 30, 2003, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions)	2003	2002	2003	2002

Amortization Expense (including mortgage servicing assets)	$58	54	175	146

Notes to Condensed Consolidated Financial Statements (continued)

Estimated amortization expense, including servicing rights, for fiscal years 2003 through 2007 is as follows:

For the Years Ended December 31 ($ in millions)

2003 (a)	$220
2004	141
2005	111
2006	77
2007	48

(a)	Nine months actual plus three months estimated

4.	Servicing Rights:

In the 2003 third quarter, the Registrant securitized and sold $903 million in home equity lines of credit, maintaining servicing responsibilities and retaining a residual interest with first risk of loss valued at approximately $28 million. The investors and the securitization trust have no other recourse to the Registrant’s assets for failure of debtors to pay as due.

At September 30, 2003, the key economic assumptions used in measuring the Registrant’s servicing rights and the newly recognized residual interest were as follows:

	Mortgage Servicing Asset				Other Consumer and Commercial Servicing Assets		Consumer Residual Interest

	Fixed Rate		Adjustable Rate		Adjustable Rate		Adjustable Rate

($ in millions)

Fair value of retained interests	$249		33		10		28
Weighted-average life (in years)	4		3		2.1		2.1
Prepayment speed assumption (annual rate)	23%		28%		40%		40%
Residual servicing cash flows discount rate (annual)	9%		11%		12%		12%
Weighted average default rate	N	/A	N	/A	N	/A	.35%

Based on historical credit experience, expected credit losses for servicing rights have been deemed to not be material.

Changes in capitalized servicing rights for the nine months ended September 30:

($ in millions)	2003	2002

Balance at January 1	$263	426
Amount Capitalized	191	88
Amortization	(145)	(125)
Sales	(1)	(6)
Servicing Valuation Provision	(23)	(129)

Balance at September 30	$285	254

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the servicing rights valuation reserve for the nine months ended September 30:

($ in millions)	2003	2002

Balance at January 1	$(278)	(209)
Servicing Valuation Provision	(23)	(129)
Permanent Impairment Write-off	129	—

Balance at September 30	$(172)	(338)

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with impairment losses on the mortgage servicing rights (“MSR”) portfolio. This strategy includes the purchase of various securities (primarily FHLMC and FNMA agency bonds, U.S. treasury bonds and principal only (“PO”) strips) and the purchase of various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The increase in interest rates during the third quarter of 2003 and corresponding decrease in prepayment speeds, led to a net favorable change of $19 million in the valuation reserve for the MSR portfolio in the third quarter of 2003. The combined magnitude of decreasing interest rates during the first six months of 2003 and subsequent increasing interest rates in the third quarter of 2003, led to the recognition of a net $23 million in temporary impairment on the MSR portfolio in the first nine months of 2003. As temporary impairment was recognized on the MSR portfolio in the first nine months of 2003, the Registrant sold certain of these securities resulting in net realized gains of $3 million. The increase in interest rates during the first quarter of 2002 and subsequent decline in interest rates through September 30, 2002 led to the recognition of $129 million of temporary impairment during the first nine months of 2002. This led to security sales that resulted in the recognition of $33 million in net realized gains in the first nine months of 2002. The realized gains on these security sales are captured as a component of other operating income in the Condensed Consolidated Statements of Income. In addition, the Registrant recognized net gains of $25 million and $91 million during the first nine months of 2003 and 2002, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. The decline in net security gains from securities purchased and designated under the non-qualifying hedging strategy in 2003 compared to 2002 is due to increased use of free-standing derivatives rather than available-for-sale securities as part of the Registrant’s overall hedging strategy. As of September 30, 2002, the Registrant’s available-for-sale security portfolio included $148 million of securities related to the non-qualifying hedging strategy. As of September 30, 2003, the Registrant no longer held any available-for-sale securities related to its non-qualifying hedging strategy. As of September 30, 2003 and 2002, other assets included free-standing derivative instruments with a fair value of $17 million and $60 million, respectively, on outstanding notional amounts totaling $789 million and $2.3 billion, respectively.

The continued decline in primary and secondary mortgage rates during the first six months of 2003 led to historically high refinance rates and corresponding increases in prepayment speeds. Therefore, the Registrant determined a portion of the MSR portfolio to be permanently impaired, resulting in a write-off of $129 million in MSR’s against the related valuation reserve.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. Swaptions, which have the features of a swap and an option, allow, but do not require, counterparties to swap streams of payments over a specified period of time. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to hedge interest rate lock commitments and changes in fair value of its largely fixed rate MSR portfolio. PO swaps are total return swaps based on changes in the value of the underlying PO trust. The Registrant also enters into foreign exchange contracts, interest rate swaps, floors and caps for the benefit of customers. The Registrant economically hedges significant exposures related to these free-standing derivatives, entered into for the benefit of customers, by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional principal or contract amounts. The Registrant minimizes the credit risk through credit approvals, limits and monitoring procedures. The Registrant will hedge its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers. Free-standing derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting.

FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate, long-term debt to floating-rate debt. The Registrant’s practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and by interest rate levels. For the quarter ended September 30, 2003, certain interest rate swaps met the criteria required to qualify for shortcut method accounting. Based on this shortcut method accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of

Notes to Condensed Consolidated Financial Statements (continued)

Income. For the nine months ended September 30, 2003, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income. The Registrant had approximately $88 million, $85 million and $146 million of fair value hedges included in other assets in the September 30, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively. The Registrant also enters into forward contracts to hedge the forecasted sale of its mortgage loans. For the quarter ended September 30, 2003, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans held for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheets. At September 30, 2003, the Registrant had approximately $17 million of fair value hedges included in other liabilities and $17 million and $25 million of fair value hedges included in other assets in the September 30, 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively.

As of September 30, 2003, there were no instances of designated hedges no longer qualifying as fair value hedges.

CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate liabilities to fixed rates and to hedge certain forecasted transactions. The liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions. As of September 30, 2003 and 2002 and December 31, 2002, $10 million, $21 million and $17 million, respectively, in deferred losses, net of tax, related to cash flow hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of September 30, 2003, approximately $7 million in deferred losses, net of tax, on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows is approximately two years for hedges converting floating-rate debt to fixed and 15 years for a hedge entered into to fix the purchase price of certain securities available for sale. The Registrant had approximately $10 million, $33 million, and $26 million of cash flow hedges related to the floating-rate liabilities included in other liabilities in the September 30, 2003 and 2002 and December 31, 2002 Condensed Consolidated Balance Sheets, respectively.

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

Interest rate lock commitments issued on residential mortgage loans held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to hedge changes in fair value of its largely fixed rate MSR portfolio. The interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are marked to market and recorded as a

Notes to Condensed Consolidated Financial Statements (continued)

component of Mortgage Banking Net Revenue, and the foreign exchange derivative contracts and other commercial customer derivative contracts are marked to market and recorded within Other Service Charges and Fees in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2003	2002	2003	2002

Foreign Exchange Contracts for Customers	$10	6	27	18
Forward Contracts Related to Interest Rate Lock Commitments	(3)	4	1	2
Free-Standing Derivative Instruments Related to MSR Portfolio	(13)	96	25	91

The Registrant has approximately $192 million and $164 million of free-standing derivatives related to commercial customer transactions (both foreign exchange related contracts and other commercial customer related contracts) included in Other Assets and Other Liabilities, respectively, in the September 30, 2003 Condensed Consolidated Balance Sheet. The following table reflects all other free-standing derivatives included within Other Assets:

($ in millions)	September, 30, 2003	December 31, 2002	September 30, 2002

Forward Contracts Related to Interest Rate Lock Commitments	$1	—	4
Free-Standing Derivative Instruments Related to MSR Portfolio	17	37	60

The following table summarizes the Registrant’s derivative instrument activity (excluding customer derivatives) at September 30, 2003:

($ in millions)	Notional Balance	Weighted Average Remaining Maturity in Months	Average Receive Rate	Average Pay Rate

Fair Value Hedges:
Interest Rate Swaps – Receive Fixed/Pay Floating	$2,300	87	5.7%	1.9%
Cash Flow Hedges:
Interest Rate Swaps – Receive Floating/Pay Fixed	552	22	1.0%	4.1%
Mortgage Lending Commitments:
Forward Contracts	1,150	1	—	—
Mortgage Servicing Rights Portfolio:
Principal Only Swaps	190	25	—	1.3%
Interest Rate Swaps Receive Fixed/Pay Floating	174	97	4.3%	1.1%
Purchased Options	425	4	3.3%	—

Total	$4,791

Notes to Condensed Consolidated Financial Statements (continued)

The outstanding notional amounts related to commercial customer contracts at September 30, 2003 were approximately $9.6 billion.

6.	Guarantees:

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At September 30, 2003, the Registrant had issued approximately $4.5 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $4.5 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At September 30, 2003, the Registrant maintained a credit loss reserve of approximately $16 million related to these standby letters of credit. Approximately 89 percent of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through September 30, 2003, the Registrant had transferred, subject to credit recourse, certain commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at September 30, 2003 was approximately $1.9 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. The maximum amount of credit risk at September 30, 2003 was $1.9 billion. The outstanding balances are generally secured by the underlying collateral that include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. Given the investment grade nature of the loans transferred as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

At September 30, 2003, the Registrant had provided credit recourse on approximately $604 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third-party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $604 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $14 million relating to these residential mortgage loans sold.

As of September 30, 2003, the Registrant has also fully and unconditionally guaranteed $301 million of certain long-term borrowing obligations issued by two wholly-owned issuing trust entities that have been de-consolidated upon the early adoption of the provisions of FIN 46. See Note 2 for further discussion of adoption of FIN 46.

7.	Business Combinations:

On April 2, 2001, the Registrant completed the acquisition of Old Kent Financial Corporation (“Old Kent”), a publicly traded financial holding company headquartered in Grand Rapids, Michigan. In the

Notes to Condensed Consolidated Financial Statements (continued)

second and third quarters of 2001, as a result of this acquisition and a formally developed integration plan, the Registrant recorded merger-related charges of $384 million ($294 million after tax) of which $349 million was recorded as operating expense and $35 million was recorded as additional provision for credit losses. Included in the $349 million of operating expense charges were certain expenses related to negotiated terminations of several office leases and other facility exit costs. During the nine months ended September 30, 2003, the Registrant had made cash payments pursuant to these negotiated terminations and other facility exit costs of $3 million. As of September 30, 2003, the Registrant had approximately $1 million of remaining negotiated termination and lease payments for these exited facilities.

8.	Pending Acquisition:

On July 23, 2002, the Registrant entered into an agreement to acquire Franklin Financial Corporation and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. At September 30, 2003, Franklin Financial Corporation had approximately $880 million in total assets and $745 million in total deposits. The pending transaction is structured as a tax-free exchange of stock for a total transaction value expected to be approximately $290 million. The transaction is subject to the approval of Franklin Financial Corporation shareholders. Pursuant to the current terms of the Affiliation Agreement with Franklin Financial Corporation, the transaction must be consummated by June 30, 2004. The transaction is also subject to regulatory approvals. See Note 10, “Legal and Regulatory Proceedings” for discussion regarding the Written Agreement with the Regulators.

9.	Related Party Transactions:

At September 30, 2003 and 2002, certain directors, executive officers, principal holders of Registrant common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $469 million and $508 million, respectively. As of September 30, 2003 and 2002, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $153 million and $191 million, respectively.

Commitments to lend to related parties as of September 30, 2003, net of participations, were comprised of $455 million in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $14 million to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant has submitted all documentation and information currently required by the Written Agreement, including all independent third party reviews. The Registrant expects to complete certain remaining administrative tasks in the fourth quarter. The Registrant has largely completed the staffing of its Risk Management group and has supplemented the size and expertise of the Internal Audit group. The Registrant believes the improvement of these areas, as well as others described in the Written Agreement, is nearly completed. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to assisting the Regulators in verifying this progress. The Registrant is targeting to accomplish this verification during the first quarter of 2004. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Written Agreement.

Reference is made to Item 1 “Business – Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and higher legal and consulting expenses.

On November 12, 2002, the Registrant was informed by a letter from the Securities and Exchange Commission (the “Commission”) that the Commission was conducting an informal investigation regarding the after-tax charge of $54 million reported in the Registrant’s Form 8-K dated September 10, 2002 and the existence or effects of weaknesses in financial controls in the Registrant’s Treasury and/or Trust operations. The Registrant has responded to all of the Commission’s requests.

The Registrant has filed applications with the Federal Reserve to merge its Fifth Third Bank, Kentucky, Inc., Fifth Third Bank, Northern Kentucky, Inc., Fifth Third Bank, Indiana and Fifth Third Bank, Florida subsidiary banks with and into Fifth Third Bank (Michigan) and has recently received approval to proceed with these mergers. These mergers are anticipated to be completed by the end of 2003. Although these mergers will change the legal structure of the subsidiary banks, the Registrant does not anticipate any significant changes to its affiliate structure or operating model.

11.	Stock Options and Employee Stock Grants:

Stock options are eligible for issuance under the Registrant’s 1998 Long Term Incentive Stock Plan to key employees and directors of the Registrant and its subsidiaries. Share grants during the nine months ended September 30, 2003 and September 30, 2002 represented approximately 1.1% of average outstanding shares for both periods. Option grants are at fair market value at the date of grant, have up to ten year terms and vest and become fully exercisable at the end of three to four years of continued employment.

Notes to Condensed Consolidated Financial Statements (continued)

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

	Nine Months Ended September 30,
($ in millions)	2003	2002

Reclassification Adjustment, Pretax:
Change in unrealized net gains arising during period	$(512)	630
Reclassification adjustment for net gains included in net income	(82)	(132)

Change in unrealized net gains on securities available-for-sale	$(594)	498

Related Tax Effects:
Change in unrealized net gains arising during period	$(180)	230
Reclassification adjustment for net gains included in net income	(29)	(55)

Change in unrealized net gains on securities available-for-sale	$(209)	175

Reclassification Adjustment, Net of Tax:
Change in unrealized net gains arising during period	$(332)	400
Reclassification adjustment for net gains included in net income	(53)	(77)

Change in unrealized net gains on securities available-for-sale	$(385)	323

Accumulated Nonowner Changes in Equity:
Beginning Balance -
Unrealized net gains on securities available-for-sale, net of tax of $236 million and $10 million, respectively	$438	18
Change in unrealized net gains on securities available-for-sale, net of tax	(385)	323

Ending Balance -
Unrealized net gains on securities available-for-sale, net of tax of $28 million and $185 million, respectively	$53	341

Beginning Balance -
Unrealized net losses on qualifying cash flow hedges, net of tax benefit of $9 million and $6 million, respectively	$(17)	(10)
Change in unrealized net losses on qualifying cash flow hedges, net of tax of $4 million and tax benefit of $6 million, respectively	7	(11)

Ending Balance -
Unrealized net losses on qualifying cash flow hedges, net of tax benefit of $5 million and $12 million, respectively	$(10)	(21)

Beginning Balance -
Minimum pension liability, net of tax benefit of $28 million	$(52)	—
Current period change	—	—

Ending Balance -
Minimum pension liability, net of tax benefit of $28 million	$(52)	—

Ending Balance -
Unrealized net gains on securities available-for-sale	$53	341
Unrealized net losses on qualifying cash flow hedges	(10)	(21)
Minimum pension liability	(52)	—

Accumulated Nonowner Changes in Equity	$(9)	320

Notes to Condensed Consolidated Financial Statements (continued)

13.	Earnings Per Share:

The reconciliation of earnings per share to earnings per diluted share follows:

	Three Months Ended September 30,
	2003			2002

(in thousands, except per share)	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount

EPS
Income before Cumulative Effect	$448,145			$416,739
Less: Dividends on Convertible Preferred Stock	185			185

Income from Continuing Operations Available to Common Shareholders	$447,960	570,088	$0.79	$416,554	580,504	$0.72
Cumulative Effect of Change in Accounting Principle, Net of Tax	(10,762)		(0.02)	—		—

Income Available to Common Shareholders	$437,198	570,088	$0.77	$416,554	580,504	$0.72
Effect of Dilutive Securities
Stock Options	—	8,381		—	11,212
Dividends on Convertible Preferred Stock	145	308		145	308

Earnings Per Diluted Share
Net Income Available to Common Shareholders Plus Assumed Conversions	$437,343	578,777	$0.76	$416,699	592,024	$0.70

	Nine Months Ended September 30,
	2003			2002

(in thousands, except per share)	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount

EPS
Income before Cumulative Effect	$1,304,822			$1,211,156
Less: Dividends on Convertible Preferred Stock	555			555

Income from Continuing Operations Available to Common Shareholders	$1,304,267	572,765	$2.28	$1,210,601	581,626	$2.08
Cumulative Effect of Change in Accounting Principle, Net of Tax	(10,762)		(0.02)	—		—

Income Available to Common Shareholders	$1,293,505	572,765	$2.26	$1,210,601	581,626	$2.08
Effect of Dilutive Securities
Stock Options	—	7,982		—	11,824
Dividends on Convertible Preferred Stock	435	308		435	308

Earnings Per Diluted Share
Net Income Available to Common Shareholders Plus Assumed Conversions	$1,293,940	581,055	$2.23	$1,211,036	593,758	$2.04

Options to purchase 6.9 million and 6.2 million shares outstanding during the three months ended September 30, 2003 and 2002, respectively, and options to purchase 7.2 million and 3.7 million shares outstanding during the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of net income per diluted share because the exercise price of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Notes to Condensed Consolidated Financial Statements (continued)

14.	Supplemental Disclosure of Cash Flow Information:

The Registrant had the following cash flows related to the payment of interest and income taxes for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2003	2002

Interest	$860	1,169
Income Taxes	$232	251

The Registrant had certain noncash activity during the nine months ended September 30, 2003, including: (i) consolidation of a $1.0 billion operating lease asset and a corresponding $1.1 billion long-term debt obligation related to the early adoption of FIN 46 on July 1, 2003; and (ii) reclassification of a $485 million minority interest to long-term debt related to the adoption of SFAS No. 150 on July 1, 2003.

15.	Business Segment Information:

The Registrant’s principal activities include Retail Banking, Commercial Banking, Investment Advisory Services and Electronic Payment Processing. Retail Banking provides a full range of deposit products and consumer loans and leases. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Investment Advisory Services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions, the Registrant’s electronic payment processing division, provides electronic funds transfer (“EFT”) services, merchant transaction processing, operates the Jeanie ATM network and provides other data processing services to affiliated and unaffiliated customers. General Corporate and Other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

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

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by operating segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

($ in thousands)	Commercial Banking	Retail Banking	Investment Advisory Services	Electronic Payment Processing (a)	General Corporate and Other	Eliminations (a)	Total

Three Months Ended September 30, 2003:
Net Interest Income (Expense) (b)	$268,882	$429,918	$38,568	$(4,996)	$2,335	$—	$734,707
Provision for Credit Losses	47,678	63,927	477	—	—	—	112,082

Net Interest Income (Expense) After Provision for Credit Losses	221,204	365,991	38,091	(4,996)	2,335	—	622,625
Other Operating Income	118,800	291,509	87,472	151,499	42,133	(8,289)	683,124
Operating Expenses	130,057	326,924	82,678	93,522	9,978	(8,289)	634,870

Income Before Income Taxes and Cumulative Effect	209,947	330,576	42,885	52,981	34,490	—	670,879
Applicable Income Taxes (c)	69,703	109,752	14,238	17,590	11,451	—	222,734
Cumulative Effect of Change in Accounting Principle	—	10,762	—	—	—	—	10,762
Dividend on Preferred Stock	—	—	—	—	185	—	185

Net Income Available to Common Shareholders	$140,244	$210,062	$28,647	$35,391	$22,854	$—	$437,198

Selected Financial Information
Goodwill as of July 1, 2003	$183,378	$227,017	$96,323	$193,263	$—	$—	$699,981
Goodwill Recognized	—	—	—	—	—	—	—

Goodwill as of September 30, 2003	$183,378	$227,017	$96,323	$193,263	$—	$—	$699,981

Three Months Ended September 30, 2002:
Net Interest Income (Expense) (b)	$251,294	$394,856	$34,785	$(900)	$8,218	$—	$688,253
Provision for Credit Losses	21,810	33,021	693	—	—	—	55,524

Net Interest Income (Expense) After Provision for Credit Losses	229,484	361,835	34,092	(900)	8,218	—	632,729
Other Operating Income	96,098	158,617	82,723	142,650	135,353	(7,784)	607,657
Operating Expenses	114,885	256,984	72,997	79,801	102,279	(7,784)	619,162

Income Before Income Taxes and Minority Interest	210,697	263,468	43,818	61,949	41,292	—	621,224
Applicable Income Taxes (c)	66,158	82,728	13,759	19,452	12,966	—	195,063
Minority Interest	—	9,422	—	—	—	—	9,422
Dividend on Preferred Stock	—	—	—	—	185	—	185

Net Income Available to Common Shareholders	$144,539	$171,318	$30,059	$42,497	$28,141	$—	$416,554

Selected Financial Information
Goodwill as of July 1, 2002	$183,378	$235,817	$98,393	$168,678	$—	$—	$686,266
Goodwill Recognized	—	—	—	23,606	—	—	23,606

Goodwill as of September 30, 2002	$183,378	$235,817	$98,393	$192,284	$—	$—	$709,872

(a)	Electronic Payment Processing service revenues provided to the banking segments by Fifth Third Processing Solutions are eliminated in the Condensed Consolidated Statements of Income.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $9.7 million and $10.6 million for the three months ended September 30, 2003 and 2002, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

($ in thousands)	Commercial Banking	Retail Banking	Investment Advisory Services	Electronic Payment Processing (a)	General Corporate and Other	Eliminations (a)	Total

Nine Months Ended September 30, 2003:
Net Interest Income (Expense) (b)	$809,340	$1,274,308	$107,603	$(9,792)	$18,694	$—	$2,200,153
Provision for Credit Losses	129,812	173,880	2,083	—	—	—	305,775

Net Interest Income (Expense) After Provision for Credit Losses	679,528	1,100,428	105,520	(9,792)	18,694	—	1,894,378
Other Operating Income	342,727	683,309	255,745	438,439	195,423	(23,591)	1,892,052
Operating Expenses	366,525	894,462	244,009	266,755	62,625	(23,591)	1,810,785

Income Before Income Taxes, Minority Interest and Cumulative Effect	655,730	889,275	117,256	161,892	151,492	—	1,975,645
Applicable Income Taxes (c)	215,854	292,845	38,623	53,280	49,763	—	650,365
Minority Interest	—	20,458	—	—	—	—	20,458
Cumulative Effect of Change in Accounting Principle	—	10,762	—	—	—	—	10,762
Dividend on Preferred Stock	—	—	—	—	555	—	555

Net Income Available to Common Shareholders	$439,876	$565,210	$78,633	$108,612	$101,174	$—	$1,293,505

Selected Financial Information
Goodwill as of January 1, 2003	$183,378	$227,017	$98,393	$193,263	$—	$—	$702,051
Goodwill Recognized	—	—	—	—	—	—	—
Goodwill Adjustment	—	—	(2,070)	—	—	—	(2,070)

Goodwill as of September 30, 2003	$183,378	$227,017	$96,323	$193,263	$—	$—	$699,981

Identifiable Assets	$23,202,541	$30,259,382	$2,140,728	$464,739	$33,346,324	$—	$89,413,714

Nine Months Ended September 30, 2002:
Net Interest Income (Expense) (b)	$745,559	$1,164,663	$97,391	$(2,893)	$25,884	$—	$2,030,604
Provision for Credit Losses	68,285	104,119	2,122	—	—	—	174,526

Net Interest Income (Expense) After Provision for Credit Losses	677,274	1,060,544	95,269	(2,893)	25,884	—	1,856,078
Other Operating Income	271,756	483,431	259,130	387,741	231,777	(23,030)	1,610,805
Operating Expenses	326,463	756,357	216,570	228,081	142,464	(23,030)	1,646,905

Income Before Income Taxes and Minority Interest	622,567	787,618	137,829	156,767	115,197	—	1,819,978
Applicable Income Taxes (c)	198,590	251,263	43,989	49,948	36,752	—	580,542
Minority Interest	—	28,280	—	—	—	—	28,280
Dividend on Preferred Stock	—	—	—	—	555	—	555

Net Income Available to Common Shareholders	$423,977	$508,075	$93,840	$106,819	$77,890	$—	$1,210,601

Selected Financial Information
Goodwill as of January 1, 2002	$183,378	$235,817	$98,393	$164,712	$—	$—	$682,300
Goodwill Recognized	—	—	—	27,572	—	—	27,572

Goodwill as of September 30, 2002	$183,378	$235,817	$98,393	$192,284	$—	$—	$709,872

Identifiable Assets	$20,903,761	$26,178,515	$1,653,990	$568,053	$28,389,691	$—	$77,694,010

(a)	Electronic Payment Processing service revenues provided to the banking segments by Fifth Third Processing Solutions are eliminated in the Condensed Consolidated Statements of Income.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $29.2 million and $28.7 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Results of Operations

The Registrant’s net income was $437 million for the third quarter of 2003, up five percent compared to $417 million for the same period last year. Earnings per diluted share were $.76 for the third quarter, up nine percent from $.70 for the same period last year. Net income for the third quarter 2003 includes an after-tax charge of $10.8 million, or $.02 per diluted share on a rounded basis, for a nonrecurring cumulative effect of a change in accounting principle related to the early adoption of FIN 46. The early adoption of FIN 46 required the Registrant to consolidate a special purpose entity involved in the sale-leaseback of certain auto leases as the Registrant was deemed to be the primary beneficiary under the provisions of this new Interpretation. Early adoption of the provisions of this Interpretation required the Registrant to consolidate these operating lease assets and a corresponding liability as well as recognize the after-tax cumulative effect charge of approximately $10.8 million representing the difference between the carrying value of the leased autos sold and the carrying value of the newly consolidated liability. Consolidation of these operating lease assets did not impact risk-based capital ratios or bottom line income statement trends; however, lease payments on the operating lease assets are now reflected as a component of other operating income and depreciation expense is now reflected as component of operating expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash dividends per share paid to shareholders for the third quarter of 2003 increased 12 percent from the same period in 2002. The Registrant’s net interest income, net income, earnings per share, earnings per diluted share, cash dividends per share, dividend payout ratio, return on average assets (ROAA), return on average shareholders’ equity (ROAE), net interest margin and efficiency ratio for the three and nine months ended September 30, 2003 and 2002 are as follows:

TABLE 1: Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net interest income ($ in millions, taxable equivalent)	$735	$688	$2,200	$2,031
Net income ($ in millions)	$437	$417	$1,294	$1,211
Earnings per share	$0.77	$0.72	$2.26	$2.08
Earnings per diluted share	$0.76	$0.70	$2.23	$2.04
Cash dividends per common share	$0.29	$0.26	$0.84	$0.72
Dividend payout ratio	38.2%	37.1%	37.7%	35.3%
ROAA	1.94%	2.18%	2.00%	2.20%
ROAE	20.6%	19.6%	20.0%	20.0%
Net interest margin (taxable equivalent)	3.52%	3.91%	3.65%	4.02%
Efficiency ratio	44.8%	47.8%	44.2%	45.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (Taxable Equivalent Basis)

	For the Three Months Ended
($ in millions)	September 30, 2003			September 30, 2002

	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate

Assets
Interest-Earning Assets:
Loans and Leases (a)	$53,871	$680	5.01%	$45,760	$707	6.12%
Securities
Taxable	27,659	293	4.20	22,768	318	5.55
Exempt from Income Taxes (a)	1,050	19	7.17	1,093	21	7.68
Other Short-Term Investments	257	1	1.37	256	1	1.99

Total Interest Earning Assets	82,837	993	4.75	69,877	1,047	5.95
Cash and Due from Banks	1,398			1,504
Other Assets	5,886			4,952
Reserve for Credit Losses	(740)			(657)

Total Assets	$89,381			$75,676

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$18,673	$43	0.91%	$17,057	$81	1.88%
Savings	8,095	14	0.70	10,606	45	1.68
Money Market	3,356	7	0.88	1,016	7	2.70
Other Time Deposits	6,827	49	2.86	8,966	82	3.63
Certificates - $100,000 and Over	3,586	12	1.28	1,698	12	2.92
Foreign Office Deposits	3,340	9	1.04	1,703	7	1.69
Federal Funds Borrowed	7,357	19	1.03	2,680	12	1.78
Other Short-Term Borrowings	6,197	14	0.88	3,910	18	1.81
Long-Term Debt	9,581	91	3.76	7,462	95	5.04

Total Interest-Bearing Liabilities	67,012	258	1.53	55,098	359	2.58
Demand Deposits	10,859			9,026
Other Liabilities	3,087			2,697

Total Liabilities	80,958			66,821
Minority Interest	—			444
Shareholders’ Equity	8,423			8,411

Total Liabilities and Shareholders’ Equity	$89,381			$75,676

Net Interest Income Margin on a Taxable Equivalent Basis		$735	3.52%		$688	3.91%

Net Interest Rate Spread			3.22%			3.37%

Interest-Bearing Liabilities to Interest-Earning Assets			80.90%			78.85%

(a) Interest income and yield include the effects of taxable-equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expenses. The net taxable-equivalent adjustment amounts included in the above table are $10 million and $11 million for the three months ended September 30, 2003 and September 30, 2002, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (Taxable Equivalent Basis)

	For the Nine Months Ended
($ in millions)	September 30, 2003			September 30, 2002

	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate

Assets
Interest-Earning Assets:
Loans and Leases (a)	$51,918	$2,051	5.29%	$44,548	$2,114	6.35%
Securities
Taxable	27,322	920	4.50	21,469	951	5.92
Exempt from Income Taxes (a)	1,066	58	7.22	1,111	61	7.32
Other Short-Term Investments	340	3	1.08	333	5	1.85

Total Interest Earning Assets	80,646	3,032	5.03	67,461	3,131	6.20
Cash and Due from Banks	1,451			1,557
Other Assets	5,005			5,050
Reserve for Credit Losses	(716)			(639)

Total Assets	$86,386			$73,429

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$18,469	$144	1.04%	$15,757	$228	1.93%
Savings	8,128	52	0.85	9,123	121	1.78
Money Market	3,122	25	1.05	1,213	23	2.51
Other Time Deposits	7,315	166	3.04	9,743	286	3.93
Certificates - $100,000 and Over	3,616	39	1.45	1,805	46	3.38
Foreign Office Deposits	3,275	29	1.20	1,850	25	1.84
Federal Funds Borrowed	6,832	60	1.18	2,695	35	1.73
Other Short-Term Borrowings	4,907	41	1.11	3,915	51	1.73
Long-Term Debt	8,612	276	4.28	7,471	285	5.09

Total Interest-Bearing Liabilities	64,276	832	1.73	53,572	1,100	2.74
Demand Deposits	10,153			8,709
Other Liabilities	3,011			2,607

Total Liabilities	77,440			64,888
Minority Interest	312			434
Shareholders’ Equity	8,634			8,107

Total Liabilities and Shareholders’ Equity	$86,386			$73,429

Net Interest Income Margin on a Taxable Equivalent Basis		$2,200	3.65%		$2,031	4.02%

Net Interest Rate Spread			3.30%			3.46%

Interest-Bearing Liabilities to Interest-Earning Assets			79.70%			79.41%

(a) Interest income and yield include the effects of taxable-equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expenses. The net taxable-equivalent adjustment amounts included in the above table are $29 million for both the nine months ended September 30, 2003 and September 30, 2002, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a fully taxable equivalent (FTE) basis as the interest on certain loans and securities held by the Registrant are not taxable for federal income tax purposes. The FTE basis adjusts for the tax-favored status of income from certain loans and securities. The Registrant believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Net interest income on a fully taxable equivalent basis for the third quarter of 2003 was $735 million, a seven percent increase over $688 million for the same period last year despite a 39 basis point (“bp”) decrease in net interest margin. The increase was the result of a $13 billion (19 percent) increase in average interest-earning assets in the third quarter of 2003 compared to the third quarter of 2002. Net interest margin decreased from 3.91 percent during the third quarter of 2002 to 3.52 percent in the third quarter of 2003. For the first nine months of 2003, net interest income on a fully taxable equivalent basis was $2.2 billion, an eight percent increase over $2.0 billion for the same period last year despite a 37 bp decrease in net interest margin. This increase was the result of a $13 billion (20 percent) increase in average interest-earning assets in the first nine months of 2003 compared to the same period in 2002. Net interest margin decreased from 4.02 percent during the first nine months of 2002 to 3.65 percent for the same period in 2003. The implementation of SFAS No. 150 during the current quarter, and the resulting reclassification of approximately $10 million of minority interest expense into interest expense, impacted net interest income and margin performance comparisons to prior periods. See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion of adoption of SFAS No. 150. Additional contraction in the net interest margin in the current quarter is attributable to the effect of the absolute level of interest rates on earning asset yields and the impact of higher origination volumes at lower market rates of interest. Specifically, the yield on average interest-earning assets declined 120 bp for the third quarter of 2003 compared to the third quarter of 2002 and the variance between margin and rate spread compressed 24 bp. The negative effect of lower asset yields was offset by a 105 bp decrease in the cost of interest-bearing liabilities in the third quarter of 2003 compared to the third quarter of 2002 resulting from re-pricing of borrowed funds and lower year-over-year deposit rates on existing accounts as well as continued improvement in the overall mix of interest bearing liabilities. Third quarter performance trends were also impacted by the prepayments and sales of mortgage-backed securities that resulted in a $1 billion decrease in the available for sale securities portfolio. The prepayment and sales of mortgage-backed securities will serve to stabilize near and intermediate term net interest income performance trends in a volatile interest rate environment and maintain the Registrant’s interest rate risk posture. Overall, earning asset yields continue to be impacted by loan growth and the prepayment of assets resulting in shorter asset durations and considerable cash flows. The Registrant expects, however, that net interest margin and net interest income trends in coming periods will benefit from recent slowing of prepayment speeds.

The provision for credit losses was $112 million in the third quarter of 2003 compared to $56 million in the same period last year and $109 million last quarter. Net charge-offs for the quarter were $75 million compared to $44 million in the third quarter of 2002 and $77 million last quarter. Net charge-offs as a percent of average loans and leases outstanding increased 20 bp to .59 percent for the third quarter of 2003 from .39 percent for the third quarter of 2002 and decreased 5 bp from last quarter. The increase in net charge-offs in the current quarter compared to third quarter of 2002 was primarily due to higher net charge-offs on commercial loans and leases. Total commercial loan and lease net charge-offs increased $22 million to $43 million in the current quarter compared to $21 million in the third quarter of 2002. Commercial loan net charge-offs increased by $18 million to $35 million in the current quarter compared to the same period in 2002. The ratio of commercial loan net charge-offs to average loans outstanding in the third quarter of 2003 was one percent, compared with 0.56 percent in the third quarter of 2002. The increase in commercial loan net charge-offs in the current quarter was primarily attributable to four commercial credit charge-offs totaling approximately $13 million, with no particular market concentration. Commercial mortgage net charge-offs increased by $4 million in the current quarter compared with the third quarter of 2002. The increase was primarily due to weakness experienced by the Registrant in the Chicago commercial real estate sector during the current quarter. Total lease net charge-offs in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the third quarter of 2003 were $7 million, compared with $8 million in the third quarter of 2002. The ratio of lease net charge-offs to average leases outstanding in the third quarter of 2003 was .50 percent, compared with .64 percent in the third quarter of 2002. Total consumer loan net charge-offs in the third quarter of 2003 were $24 million compared with $14 million in the third quarter of 2002. The ratio of consumer loan net charge-offs to average loans outstanding in the third quarter of 2003 was .54 percent, compared with .38 percent in the third quarter of 2002. The increase in consumer loan net charge-offs as compared to the prior year reflects general trends in the national economy as it relates to unemployment trends and personal bankruptcies; however, the Registrant has seen the level of consumer loan net charge-offs stabilize in recent periods. The tables below provide the summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 4: Summary of Credit Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2003	2002	2003	2002

Losses Charged Off:
Commercial, financial and agricultural loans	$(39,385)	$(24,554)	$(95,784)	$(63,192)
Real estate – commercial mortgage loans	(4,622)	(1,402)	(6,901)	(12,380)
Real estate – construction loans	(2,162)	(2,150)	(2,770)	(5,176)
Real estate – residential mortgage loans	(3,266)	(2,844)	(15,267)	(6,297)
Consumer loans	(33,560)	(25,583)	(98,628)	(83,863)
Lease financing	(9,364)	(10,107)	(47,092)	(31,708)

Total Losses	(92,359)	(66,640)	(266,442)	(202,616)

Recoveries of Losses Previously Charged Off:
Commercial, financial and agricultural loans	4,111	7,740	10,979	15,798
Real estate – commercial mortgage loans	390	1,248	1,494	3,704
Real estate – construction loans	231	6	440	2,287
Real estate – residential mortgage loans	134	3	147	263
Consumer loans	10,037	11,715	28,589	34,182
Lease financing	2,327	2,358	7,533	9,080

Total Recoveries	17,230	23,070	49,182	65,314

Net Losses Charged Off:
Commercial, financial and agricultural loans	(35,274)	(16,814)	(84,805)	(47,394)
Real estate – commercial mortgage loans	(4,232)	(154)	(5,407)	(8,676)
Real estate – construction loans	(1,931)	(2,144)	(2,330)	(2,889)
Real estate – residential mortgage loans	(3,132)	(2,841)	(15,120)	(6,034)
Consumer loans	(23,523)	(13,868)	(70,039)	(49,681)
Lease financing	(7,037)	(7,749)	(39,559)	(22,628)

Total Net Losses Charged Off	$(75,129)	$(43,570)	$(217,260)	$(137,302)

Reserve for Credit Losses, beginning	$734,756	$649,166	$683,193	$624,080
Total Net Losses Charged Off	(75,129)	(43,570)	(217,260)	(137,302)
Provision Charged to Operations	112,082	55,524	305,776	174,526
Other	—	(186)	—	(370)

Reserve for Credit Losses, ending	$771,709	$660,934	$771,709	$660,934

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Net Charge-Offs as a Percentage of Average Loans and Leases by Category

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Commercial, financial and agricultural loans	1.00%	0.56%	0.84%	0.56%
Real estate – commercial mortgage loans	0.26%	0.01%	0.12%	0.20%
Real estate – construction loans	0.23%	0.26%	0.09%	0.12%
Real estate – residential mortgage loans	0.30%	0.27%	0.50%	0.19%
Consumer loans	0.54%	0.38%	0.58%	0.49%
Lease financing	0.50%	0.64%	0.97%	0.67%

Weighted Average Ratio	0.59%	0.39%	0.60%	0.43%

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

The Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The increase in the provision for credit losses in the current quarter compared to the same period last year is primarily due to the increase in the total loan and lease portfolio as well as the overall assessed probable estimated loan and lease losses inherent in the portfolio. The reserve for credit losses at September 30, 2003 remained at 1.49 percent of the total loan and lease portfolio compared to December 31, 2002 as the Registrant’s consideration of historical and anticipated loss rates in the portfolio has remained relatively consistent. The reserve for credit losses at September 30, 2002 was 1.50 percent of the total loan and lease portfolio. Additionally, the Registrant’s long history of low exposure limits, avoidance of national or sub-prime lending businesses, centralized risk management and diversified portfolio provide an effective position to weather an economic downturn and reduces the likelihood of significant unexpected credit losses.

Compared to the same periods in 2002, total other operating income increased 12 percent to $683 million in the third quarter of 2003 and increased 17 percent to $1.9 billion for the first nine months of 2003. As previously discussed, the early adoption of FIN 46 on July 1, 2003, required the Registrant to consolidate a special purpose entity involved in the sale-leaseback of certain auto leases. The consolidation of these operating lease assets has resulted in the Registrant recognizing $66 million in operating lease income during the third quarter of 2003, representing lease payments received, reflected as a component of other operating income.

Electronic payment processing revenue was $143 million in the third quarter of 2003, an increase of six percent compared to the same period in 2002 and increased to $415 million for the first nine months of 2003, a 14 percent increase over the same period last year. The Registrant continues to realize strong sales momentum from the addition of new customer relationships in both its Merchant Services and Electronic Funds Transfer (“EFT”) businesses. Compared to the same periods in 2002, merchant processing revenues increased 13 percent during the third quarter of 2003 and increased 15 percent in the first nine months of 2003. The increase in merchant processing revenue in the current quarter was due to the addition of new customers and resulting increases in merchant transaction volumes, offset by a slowdown in transaction volume growth on the existing customer base reflective of the sluggish growth in the retail sector of the economy. Compared to the same periods in 2002, EFT revenues declined by two percent in the third quarter of 2003 and increased 11 percent in the first nine months of 2003. Comparisons to prior periods are impacted by a slowdown in transaction volume growth rates on the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

existing customer base and a $5 million third quarter revenue impact associated with the recent MasterCard®/VISA® settlement. During 2003, VISA® and MasterCard® reached separate agreements to settle merchant litigation regarding debit card interchange reimbursement fees. These agreements, implemented in August 2003, included provisions to lower fee structures which resulted in a reduction in revenues for debit card issuers. The impact of this settlement on the Registrant’s electronic payment processing revenue for the fourth quarter of 2003 is expected to be approximately $8 million and the impact on 2004 revenue is expected to be approximately $30 million to $35 million. The Registrant now handles electronic processing for over 194,000 merchant locations and 1,400 financial institutions worldwide.

Service charges on deposits increased 10 percent over last year’s third quarter and 13 percent over the first nine months of 2002, primarily due to continued sales success in corporate treasury management products and retail and commercial deposit campaigns. Retail deposit revenues increased nine percent over last year’s third quarter, and 11 percent over the first nine months of 2002, driven by the success of sales campaigns and direct marketing programs in generating new account relationships. Commercial deposit revenues increased 11 percent over last year’s third quarter, and 16 percent over the first nine months of 2002, on the strength of continued focus on cross-sell initiatives, new customer relationships and the benefit of a lower interest rate environment.

Mortgage banking net revenue increased $66 million to $75 million in the third quarter of 2003 compared to the same period in 2002, and increased $123 million to $244 million in the first nine months of 2003 compared to the same period in 2002. The components of mortgage banking net revenue for the three and nine months ended September 30, 2003 and September 30, 2002 are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2003	2002	2003	2002

Total mortgage banking fees and loan sales	$120	95	385	279
Gains (losses) and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	(16)	100	26	93
Net valuation adjustments and amortization on MSR’s	(29)	(186)	(167)	(251)

Mortgage banking net revenue	75	9	244	121
Securities gains, net - non-qualifying hedges on mortgage servicing	—	34	3	33

Total mortgage banking net revenue, including securities gains (losses) related to risk management strategy	75	43	247	154

Mortgage originations totaled $4.9 billion in the third quarter of 2003 as compared to $2.7 billion in the same period last year directly contributing to the increase in core mortgage banking fees in the third quarter of 2003 compared to the third quarter of 2002. Total mortgage originations for the first nine months of 2003 totaled $14.1 billion compared to $7.2 billion in the same period last year.

The Registrant maintains a comprehensive management strategy relative to its mortgage banking activity, including consultation with an outside independent third-party specialist, in order to manage a portion of the risk associated with impairment losses incurred on its MSR portfolio as a result of falling interest rates. This strategy includes the utilization of available-for-sale securities and free-standing derivatives as well as engaging in occasional significant loan securitization and sale transactions. The Registrant’s non-qualifying hedging strategy includes the purchase of various securities (primarily FHLMC and FNMA agency bonds, US treasury bonds, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

PO strips) and the purchase of various free-standing derivatives (PO swaps, swaptions, floors, interest rate swaps, options and forward contracts). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The increase in interest rates in the third quarter of 2003 and corresponding decrease in prepayment speeds led to a net favorable change of $19 million in the valuation reserve for the MSR portfolio in the third quarter of 2003 as compared to the $138 million in temporary impairment recognized in the third quarter of 2002 as a result of the then declining interest rate environment. The combined magnitude of decreasing interest rates in the first half of 2003 and subsequent increase in interest rates in the third quarter of 2003 led to the recognition of a net $23 million in temporary impairment for the first nine months of 2003. The increase in interest rates in the first quarter of 2002 and subsequent decline in interest rates through September 30, 2002, led to the recognition of $129 million in temporary impairment for the first nine months of 2002. The servicing rights are typically deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. As a result of the above activities in the mortgage servicing rights portfolio, the Registrant realized net gains (losses) from settled free-standing derivative instruments and mark-to-market adjustments on outstanding free-standing derivatives during the third quarter and first nine months of September 30, 2003 and 2002 as illustrated above in Table 6. Additionally, the Registrant sold certain securities, originally purchased and designated under the non-qualifying hedging strategy, resulting in net realized gains during the third quarter of 2002 and first nine months of 2003 and 2002 as illustrated in Table 6. The decline in net security gains from securities purchased and designated under the non-qualifying hedging strategy in 2003 compared to 2002 is due to increased use of free-standing derivatives rather than available-for-sale securities as part of the Registrant’s overall hedging strategy. On an overall basis and inclusive of the net security gain component of the Registrant’s mortgage banking risk management strategy, mortgage banking net revenue increased $32 million, or 73 percent to $75 million over last year’s third quarter and increased $93 million, or 61 percent, to $247 million over the first nine months of 2002.

The Registrant currently expects mortgage banking originations to decline from recent period record levels as refinance activity and new applications continue to decline.

Compared to the same periods in 2002, investment advisory revenue increased six percent to $87 million in the third quarter of 2003 and decreased one percent to $256 million for the first nine months of 2003. The increase in revenue in the current quarter compared to the third quarter of 2002 resulted primarily from strengthening sales results in Retirement Plan Services and improved institutional asset management revenues. As equity market valuations continue to build upon recent momentum, revenue contributions from institutional and private client are expected to continue to increase. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant continues to be one of the largest money managers in the Midwest and as of September 30, 2003 had over $193 billion in assets under care and $32 billion in assets under management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Compared to the same periods in 2002, total other service charges and fees increased 19 percent to $171 million in the third quarter of 2003 and increased 13 percent to $469 million for the first nine months of 2003. The major components of other service charges and fees for the three and nine months ended September 30, 2003 and 2002 are as follows:

TABLE 7: Components of Other Service Charges and Fees

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2003	2002	2003	2002

Other Service Charges and Fees:
Cardholder fees	$18	$13	$47	$38
Consumer loan and lease fees	22	18	57	52
Commercial banking	50	40	140	115
Bank owned life insurance income	16	17	47	47
Insurance revenues	9	14	21	41
Other	56	42	157	123

Total Other Service Charges and Fees	$171	$144	$469	$416

Compared to the same periods in 2002, cardholder fees increased 36 percent in the third quarter of 2003 and 23 percent for the first nine months of 2003. This increase was primarily due to continued strong growth in the credit card portfolio. Compared to the same periods in 2002, consumer loan and lease fees increased 25 percent in the third quarter of 2003 and nine percent for the first nine months of 2003 due to strong origination levels and the impact of increased prepayments in the portfolio. Compared to the same periods in 2002, commercial banking revenues increased 26 percent in the third quarter of 2003 and 22 percent for the first nine months of 2003, primarily due to strong growth in total international revenues. Compared to the same periods in 2002, total international revenues increased 51 percent in the third quarter of 2003 and 41 percent for the first nine months of 2003. Insurance revenue comparisons to the previous year are impacted by the fourth quarter 2002 sale of the property and casualty insurance product line operations representing approximately $26 million in revenue on a full year 2002 basis. The other component of other service charges increased $14 million, or 33 percent, compared to the third quarter of 2002, and increased $34 million, or 28 percent, compared to the first nine months of 2002. The other component of other service charges includes a $22 million gain from the third quarter 2003 securitization and sale of $903 million in home equity lines of credit, sold to limit balance sheet leverage due to the exceptionally strong demand experienced in this asset class over recent periods relative to the entire loan and lease portfolio. The other component of other service charges for 2002 includes a $7 million gain from the third quarter 2002 sale of six branches in Southern Illinois. In addition to the above, several other categories contributed to the increase in this caption for the first nine months of 2003 compared to the same period in 2002. The primary drivers include an $8 million increase in institutional fixed income trading and sales and a $16 million increase in customer interest rate derivative product related fee revenue.

The efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 44.8 percent and 47.8 percent for the third quarter of 2003 and 2002, respectively. The efficiency ratio was 44.2 percent and 45.2 percent for the first nine months of 2003 and 2002, respectively. Total operating expenses increased $16 million, or three percent to $635 million compared to the third quarter of 2002, and increased $164 million, or 10 percent to $1.8 billion compared to the first nine months of 2002. Compared to the same periods in 2002, salaries, wages, incentives and benefits increased eight percent in the third quarter of 2003 and 11 percent in the first nine months of 2003. Compared to the same periods in 2002, total other operating expenses decreased $56 million, or 19 percent in the third quarter of 2003, and increased $19 million, or three percent in the first nine months of 2003. The other component of other operating expenses decreased $69 million, or 49 percent, compared to the third quarter of 2002, and decreased $32 million, or 14 percent, compared to the first nine months of 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparisons of total operating expenses and of the other component of other operating expense to prior periods are impacted by several items, as described below. Operating expenses for the third quarter of 2003 include $50 million of expense, primarily depreciation expense, on operating lease assets consolidated as a result of the early adoption of FIN 46. See Note 2 of the Notes to Condensed Consolidated Financial Statements for discussion of adoption of FIN 46. The other component of other operating expense for 2002 includes an $82 million pre-tax charge realized in the third quarter of 2002 related to treasury clearing and other related settlement accounts. During the second quarter of 2003, the Registrant concluded the review of the treasury clearing and other related settlement accounts that gave rise to the $82 million pre-tax charge-off, resulting in a $30.8 million pre-tax recovery, realized as a credit to the other component of other operating expenses. Reference is made to the Registrant’s Form 10-K filed on March 27, 2003 and the Registrant’s Form 10-Q filed on August 8, 2003 for further discussion of these items. Additionally, during the second quarter of 2003, the Registrant realized a charge of approximately $20 million related to the early retirement of approximately $200 million of Federal Home Loan Bank advances, captured in the other component of other operating expenses. Excluding the impact of the above discussed items in 2003 and 2002, total operating expenses for the third quarter of 2003 increased $48 million, or nine percent over the same period last year and increased $207 million, or 13 percent for the first nine months of 2003 compared to the same period last year; comparisons being provided to supplement an understanding of the fundamental trends in operating expenses.

Comparisons of total operating expenses to prior periods are impacted by implications of growth in all of the Registrant’s markets and increases in spending related to the expansion and improvement of the sales force, increases in employee benefit expenses, growth of the retail banking platform, continuing investment in support personnel, process improvement, technology and infrastructure to support recent and future growth, volume related increases in expenses such as bankcard and loan and lease costs, increasing FDIC expenses and third party consultant costs incurred in connection with the March 26, 2003 Written Agreement entered into by the Registrant, Fifth Third Bank, the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions. The Registrant expects continued near-term improvement from certain volume related expense captions and efficiency initiatives related to non-risk management expenses. As part of the overall focus on efficiency initiatives, the Registrant has examined several critical functions and processes and recently has signed a multi-year employee-care outsourcing services agreement.

The major components of other operating expenses for the three and nine months ended September 30, 2003 and 2002 are as follows:

TABLE 8: Components of Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2003	2002	2003	2002

Other Operating Expenses:
Marketing and communications	$25	$24	$78	$74
Postal and courier	12	12	37	35
Bankcard	43	36	118	101
Intangible amortization	10	9	31	28
Franchise and other taxes	9	9	25	27
Loan and lease	28	21	86	65
Printing and supplies	8	10	25	28
Travel	8	10	25	27
Data processing and operations	25	23	71	61
Other	73	142	200	232

Total Other Operating Expenses	$241	$296	$696	$678

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition and Capital Resources

The Registrant’s balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $89.4 billion at September 30, 2003 compared to $80.9 billion at December 31, 2002 and $77.7 billion at September 30, 2002, an increase of 11 percent and 15 percent, respectively. Return on average equity was 20 percent for the first nine months of 2003 and 2002 and return on average assets was 2.0 percent for the first nine months of 2003 and 2.20 percent for the same period last year.

The Registrant’s total loan portfolio excluding held for sale was $51.8 billion at September 30, 2003 compared to $45.9 billion at December 31, 2002 and $44.2 billion at September 30, 2002, an increase of $5.9 billion (13 percent) and $7.6 billion (17 percent), respectively. The Registrant’s held for sale portfolio was $1.5 billion at September 30, 2003 compared to $3.4 billion at December 31, 2002 and $2.7 billion at September 30, 2002. The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

TABLE 9: Components of Loan Portfolio

($ in millions)	September 30, 2003	December 31, 2002	September 30, 2002

Commercial:
Commercial	$13,826	$12,786	$12,431
Mortgage	6,590	5,886	5,659
Construction	3,143	3,009	2,930
Leases	3,161	3,019	2,917

Subtotal	26,720	24,700	23,937
Consumer:
Installment	17,096	14,584	14,282
Mortgage & Construction	6,341	7,122	5,972
Credit Card	620	537	479
Leases	2,558	2,343	2,200

Subtotal	26,615	24,586	22,933

Total	$53,335	$49,286	$46,870

Commercial loan and lease outstandings, including loans held for sale, totaled $26.7 billion at September 30, 2003 compared to $24.7 billion at December 31, 2002 and $23.9 billion at September 30, 2002, an increase of eight percent and 12 percent, respectively. The commercial loan and lease portfolio increase was attributable to growth in middle-market and small business commercial loan originations and on the strength of new customer additions and strong sales results in Columbus, Cleveland, Chicago, Indianapolis, Lexington and Detroit, despite being partially mitigated by seasonal decreases in existing commercial line of credit utilization percentages across the Registrant’s footprint. The following tables provide a breakout of the commercial loan and lease portfolio, including held for sale, by major industry classification and size of credit illustrating the diversity and granularity of the Registrant’s portfolio. The commercial portfolio is further characterized by 87 percent of outstanding balances and 89 percent of exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Florida, Michigan, Illinois, West Virginia and Tennessee. Exclusive of a national large-ticket leasing business, the commercial loan portfolio is characterized by 95 percent of outstanding balances and 93 percent of exposures concentrated within these eight states. The mortgage and construction segments of the commercial loan portfolio are characterized by 98 percent of outstanding balances and exposures concentrated within these eight states. As part of its overall credit risk management strategy, the Registrant emphasizes small participations in individual credits, strict monitoring of industry concentrations within the portfolio and a relationship-based lending approach that determines the level of participation in individual credits based on multiple factors, including the existence of and potential to provide additional products and services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 10: Commercial Loan and Lease Portfolio Exposure by Industry

($ in millions)	September 30, 2003		December 31, 2002

	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)

Manufacturing	$3,457	$7,435	$3,090	$6,814
Real Estate	6,159	7,122	5,230	6,084
Construction	3,076	4,887	3,019	4,742
Retail Trade	2,269	3,985	2,106	3,804
Business Services	1,920	3,032	1,896	2,978
Wholesale Trade	1,234	2,384	1,190	2,293
Financial Services & Insurance	575	1,833	505	1,885
Individuals	1,352	1,811	645	907
Health Care	1,108	1,703	1,015	1,523
Transportation & Warehousing	1,140	1,367	1,013	1,228
Accommodation & Food	852	1,109	897	1,074
Public Administration	818	916	750	845
Other Services	606	832	790	1,208
Communication & Information	417	746	445	620
Other	560	680	991	991
Agribusiness	456	575	424	533
Entertainment & Recreation	392	561	365	470
Utilities	160	477	113	418
Mining	169	274	216	347

Total	$26,720	$41,729	$24,700	$38,764

TABLE 11: Commercial Loan Portfolio Exposure by Loan Size by Obligor

	September 30, 2003		December 31, 2002

	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)

Less than $5 million	66%	55%	67%	55%
$5 million to $15 million	24	27	24	27
$15 million to $25 million	8	12	8	11
Greater than $25 million	2	6	1	7

Total	100%	100%	100%	100%

(a) Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

Consumer installment loan balances, including held for sale, increased 17 percent compared to December 31, 2002 and increased 20 percent compared to September 30, 2002. This increase was attributable to continued strong direct origination volume of $2.2 billion during the third quarter of 2003, compared to $1.7 billion in the fourth quarter of 2002 and $1.7 billion in the third quarter of 2002. The Registrant is continuing to devote significant focus on producing banking center based loan originations given the strong credit performance and attractive yields available in these products. As previously discussed, during the third quarter of 2003, the Registrant securitized and sold $903 million in home equity lines of credit to limit balance sheet leverage due to the exceptionally strong demand experienced in this asset class over recent periods relative to the entire loan and lease portfolio. Residential mortgage and construction loans, including held for sale, totaled $6.3 billion at September 30, 2003 compared to $7.1 billion at December 31, 2002 and $6.0 billion at September 30, 2002, a decrease of 11 percent and an increase of six percent, respectively. Comparisons to prior periods are directly dependent upon the volume and timing of originations as well as the effects of timing on held for sale outflows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Residential mortgage originations totaled $4.9 billion in the third quarter of 2003 compared to $4.3 billion in the fourth quarter of 2002 and $2.7 billion in the third quarter of 2002. Consumer lease balances increased nine percent during the third quarter compared to December 31, 2002 and 16 percent compared to September 30, 2002 as a result of continued strong origination volume.

At September 30, 2003, total available-for-sale and held-to-maturity investment securities were $28.2 billion, compared to $25.5 billion at December 31, 2002 and $24.4 billion at September 30, 2002, an increase of 10 percent and 15 percent, respectively, and proportionately remained relatively consistent with the growth in the overall balance sheet. The estimated average life of the available-for-sale portfolio at September 30, 2003 was 4.8 years based on current prepayment expectations.

Total deposits at September 30, 2003 increased six percent, or $2.8 billion compared to September 30, 2002 due to a $2.9 billion increase in transaction account deposits and a $1.9 billion growth in CD’s over $100,000 and foreign office deposits, offset by a $1.9 billion decrease in consumer time deposits. The transaction account deposit growth during the current period is primarily attributable to commercial customer additions, net new retail checking account growth resulting from the Registrant’s competitive deposit products and a continuing focus on expanding the customer base through the overall success of campaigns emphasizing customer deposit accounts. Total deposits increased four percent, or $2.1 billion over 2002 year-end due to a $2.8 billion, or seven percent, increase in transaction deposit accounts and a $.8 billion, or 16 percent, growth in CD’s over $100,000 and foreign office deposits utilized to fund asset growth during the first nine months of 2003, offset by a 18 percent, or $1.5 billion decrease in consumer time deposits. The deposit balances represent an important source of funding and revenue growth opportunity and the Registrant is continuing to focus on net checking account growth in its retail and commercial franchises.

Short-term borrowings and federal funds borrowed totaled $13.7 billion, compared to $8.8 billion at December 31, 2002 and $7.2 billion at September 30, 2002. The movement in these borrowings is a function of overall balance sheet funding requirements. Long-term debt was $9.3 billion at September 30, 2003, compared with $8.2 billion at December 31, 2002 and $7.5 billion at September 30, 2002. As previously discussed, the early adoption of FIN 46 on July 1, 2003 resulted in the consolidation of an SPE for which the Registrant is deemed to be the primary beneficiary. The early adoption of FIN 46 resulted in the consolidation of a long-term debt obligation totaling $1.1 billion on July 1, 2003. See Note 2 for further discussion of adoption of FIN 46. As previously discussed, adoption of SFAS No. 150 on July 1, 2003 resulted in the reclassification of a $485 million minority interest to long-term debt, relating to preferred stock issued during 2001 by a subsidiary of the Registrant. See Note 2 for further discussion of adoption of SFAS No. 150. In addition to the above, during the third quarter of 2003, an indirect wholly owned subsidiary of the Registrant issued $500 million of senior notes with a fixed interest rate of 3.4 percent maturing on August 15, 2008. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funds.

Total nonperforming assets were $323 million at September 30, 2003, or .62 percent of total loans, leases and other real estate owned, up $50 million (3 bps) compared to $273 million, or .59 percent, at December 31, 2002, and up $75 million (6 bps) compared to $248 million, or .56 percent, at September 30, 2002. During the same periods there has, however, been a decrease in loans and leases ninety days past due. The $50 million increase in total nonperforming assets at September 30, 2003, compared to December 31, 2002 is primarily comprised of a net increase of $24 million in nonaccrual loans and leases, with no particular market concentration, a $20 million increase in other real estate owned and a $6 million increase in other nonperforming assets. The increase in nonaccrual loans and leases at September 30, 2003 was specifically attributable to a $6 million increase in nonaccrual commercial loans and leases to approximately $220 million, an $8 million increase in nonaccrual residential mortgage and construction loans to approximately $27 million and a $10 million increase in nonaccrual consumer loans to approximately $25 million. As of September 30, 2003, the Registrant had total outstandings to commercial carriers of approximately $104 million and total commitments with these

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

commercial carriers of approximately $109 million. Based on recent developments and finalizing overall collateral assessments, the Registrant expects a charge-off in the fourth quarter of 2003 ranging from approximately $18 million to $25 million on two previously specifically reserved airline credits.

Table 13 below provides a breakout of the commercial nonaccrual loans and leases by loan size further illustrating the granularity of the Registrant’s commercial loan portfolio. The increase in nonperforming consumer loans and nonperforming residential mortgage and construction loans at September 30, 2003 compared to prior periods was primarily attributable to the rising trends in unemployment and personal bankruptcies. The increase in other real estate owned of $20 million was specifically attributable to a $3 million increase in commercial loan and lease related balances, an $8 million increase in residential mortgage and construction loan related balances and a $9 million increase in consumer loan related balances, with no overall particular market concentration. Nonperforming consumer loans and other real estate owned reflect the estimated salvage value of underlying collateral associated with previously charged-off assets.

Total underperforming assets were $469 million at September 30, 2003, or .90 percent of total loans, leases and other real estate owned, down 5 bps compared to $435 million, or .95 percent, at December 31, 2002, and down 9 bps compared to $439 million, or .99 percent, at September 30, 2002. The tables below provide a summary of nonperforming and underperforming assets and commercial nonaccrual loans and leases exposure by loan size by obligor:

TABLE 12: Summary of Nonperforming and Underperforming Assets

($ in millions)	September 30, 2003	December 31, 2002	September 30, 2002

Nonaccrual loans and leases	$271	$247	$227
Other assets including other real estate owned	52	26	21

Total nonperforming assets	323	273	248
Ninety days past due loans and leases	146	162	191

Total underperforming assets	$469	$435	$439

Nonperforming assets as a percent of total loans, leases and other real estate owned	0.62%	0.59%	0.56%
Underperforming assets as a percent of total loans, leases and other real estate owned	0.90%	0.95%	0.99%

TABLE 13: Summary of Commercial Nonaccrual Loans and Leases by Loan Size by Obligor

	September 30, 2003	December 31, 2002	September 30, 2002

Less than $300,000	21%	16%	16%
$300,000 to $1 million	23	19	18
$1 million to $5 million	39	34	31
$5 million to $10 million	17	25	29
$10 million to $15 million	—	6	6

Total	100%	100%	100%

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At September 30, 2003, shareholders’ equity was $8.6 billion compared to $8.5 billion at December 31, 2002 and $8.4 billion at September 30, 2002, an increase of one percent and two percent, respectively. Average shareholders’ equity as a percentage of average assets for the nine months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

September 30, 2003 was 9.99 percent. The Federal Reserve Board has adopted risk-based capital guidelines that assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these “well-capitalized” ratios at September 30, 2003 and 2002. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2003. At September 30, 2003, the Registrant had a Tier 1 risk-based capital ratio of 11.09 percent, a total risk-based capital ratio of 13.62 percent and a leverage ratio of 9.10 percent. At September 30, 2002, the Registrant had a Tier 1 risk-based capital ratio of 12.11 percent, a total risk-based capital ratio of 13.98 percent and a leverage ratio of 10.22 percent.

In December 2001, and as amended in May 2002, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to three percent of common shares outstanding. In March 2003, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to an additional 20 million common shares. During the third quarter of 2003, the Registrant repurchased 400,000 shares of common stock for an aggregate of approximately $22 million. At September 30, 2003, the remaining number of shares that can be repurchased under the plan approved by the Board of Directors was approximately 18.8 million shares.

Foreign Currency Exposure

At September 30, 2003, December 31, 2002 and September 30, 2002 the Registrant maintained foreign office deposits of $3.7 billion, $3.8 billion and $2.4 billion, respectively. These foreign deposits represent U.S. dollar denominated deposits of our foreign branch located in the Cayman Islands. The Registrant utilized these deposit balances to aid in the funding of earning asset growth. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Registrant minimizes its exposure to these derivative contracts by entering into offsetting third-party forward contracts with approved reputable counterparties, with matching terms and currencies that are generally settled daily.

Regulatory Matters

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant has submitted all documentation and information currently required by the Written Agreement, including all independent third party reviews. The Registrant expects to complete certain remaining administrative tasks in the fourth quarter. The Registrant has largely completed the staffing of its Risk Management group and has supplemented the size and expertise of the Internal Audit group. The Registrant believes the improvement of these areas, as well as others described in the Written Agreement, is nearly completed. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to assisting the Regulators in verifying this progress. The Registrant is targeting to accomplish this verification during the first quarter of 2004. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Written Agreement. The Registrant believes that the steps taken in conjunction with the above Written Agreement have made the organization stronger through the development of new and expanded risk management, audit and infrastructure processes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reference is made to Item 1 “Business – Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and higher legal and consulting expenses.

On November 12, 2002, the Registrant was informed by a letter from the Securities and Exchange Commission (the “Commission”) that the Commission was conducting an informal investigation regarding the after-tax charge of $54 million reported in the Registrant’s Form 8-K dated September 10, 2002 and the existence or effects of weaknesses in financial controls in the Registrant’s Treasury and/or Trust operations. The Registrant has responded to all of the Commission’s requests.

The Registrant has filed applications with the Federal Reserve to merge its Fifth Third Bank, Kentucky, Inc., Fifth Third Bank, Northern Kentucky, Inc., Fifth Third Bank, Indiana and Fifth Third Bank, Florida subsidiary banks with and into Fifth Third Bank (Michigan) and has recently received approval to proceed with these mergers. These mergers are anticipated to be completed by the end of 2003. Although these mergers will change the legal structure of the subsidiary banks, the Registrant does not anticipate any significant changes to its affiliate structure or operating model.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Based on the procedures discussed above, management is of the opinion that the reserve of $772 million was adequate, but not excessive, to absorb probable credit losses associated with the loan and lease portfolio at September 30, 2003.

Valuation of Derivatives: The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts and swaptions. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (PO swaps, swaptions, floors, forward contracts,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

options and interest rate swaps) to hedge interest rate lock commitments and changes in fair value of its largely fixed rate MSR portfolio. The primary risk of material changes to the value of the derivative instruments is fluctuation in interest rates; however, as the Registrant principally utilizes these derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction. The fair values of derivative financial instruments are based on current market quotes.

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

Valuation of Servicing Rights: When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third-party data sources for the key assumptions — credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

Servicing rights resulting from loan sales are amortized in proportion to, and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment periodically, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. For purposes of measuring impairment, the rights are stratified based on the financial asset type and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying loans, the weighted-average life of the loan and the discount rate. The primary risk of material changes to the value of the MSR’s resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Registrant monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. The change in the fair value of MSR’s at September 30, 2003, to immediate 10 percent and 20 percent adverse changes in the current prepayment assumption would be approximately $17 million and $32 million, respectively and to immediate 10 percent and 20 percent favorable changes in the current prepayment assumption would be approximately $19 million and $41 million, respectively. The change in the fair value of MSR’s at September 30, 2003, to immediate 10 percent and 20 percent adverse changes in the discount rate assumption would be approximately $6 million and $12 million, respectively and to immediate 10 percent and 20 percent favorable changes in the discount rate assumption would be approximately $6 million and $15 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is insignificant to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

figures indicate, change in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Off-Balance Sheet Arrangements and Certain Trading Activities

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

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Registrant’s Asset/Liability Management Committee’s (ALCO) capital planning directives, to hedge changes in fair value of its largely fixed rate mortgage servicing rights portfolio or to provide qualifying customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee and the Board of Directors.

As part of the Registrant’s ALCO management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated QSPE that is wholly owned by an independent third-party. During the three months ended September 30, 2003, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At September 30, 2003, the outstanding balance of loans transferred was $1.9 billion. Given the investment grade nature of the loans transferred, as well as the underlying collateral security provided, the Registrant does not expect this recourse feature to result in a significant use of funds in future periods or losses and therefore, the Registrant has not maintained any loss reserve related to these loans transferred.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans and certain floating rate home equity lines of credit. As previously discussed, during the third quarter of 2003, the Registrant securitized and sold $903 million in home equity lines of credit to a non-consolidated QSPE that is wholly owned by an independent third-party. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional detail. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse and in some cases cash reserve account. At September 30, 2003, the Registrant had retained servicing assets totaling $285 million, an interest-only strip totaling $1 million, subordinated tranche security interests totaling $56 million and residual interests totaling $28 million.

The accounting for QSPE’s is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant had the following cash flows with these unconsolidated QSPE’s during the nine months ended September 30:

TABLE 14: Cash Flows with Unconsolidated QSPE’s

($ in millions)	2003	2002

Proceeds from transfers including new securitizations	$1,241	182
Transfers received from QSPE	$73	166
Fees received	$18	20

At September 30, 2003, the Registrant had provided credit recourse on approximately $604 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third-party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $604 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of approximately $14 million relating to these residential mortgage loans sold.

Contractual Obligations and Commitments

The Registrant has certain obligations and commitments to make future payments under contracts. At September 30, 2003, the aggregate contractual obligations and commitments are:

TABLE 15: Aggregate Contractual Obligations and Other Commitments

Contractual Obligations		Payments Due by Period

($ in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years

Total Deposits	$54,294,195	$48,466,367	$497,618	$562,389	$4,767,821
Long-Term Debt	9,254,536	344,699	1,736,224	3,698,973	3,474,640
Annual Rental Commitments Under Noncancelable Leases	265,958	41,626	65,563	52,013	106,756

Total	$63,814,689	$48,852,692	$2,299,405	$4,313,375	$8,349,217

Other Commitments		Amount of Commitment – Expiration by Period

($ in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years

Letters of Credit	$4,532,907	$1,720,535	$1,267,312	$1,354,692	$190,368
Commitments to Extend Credit	23,984,267	15,645,433	8,338,834	—	—

Total	$28,517,174	$17,365,968	$9,606,146	$1,354,692	$190,368

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

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. In addition to the sale of available-for-sale portfolio securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations as well as to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A significant portion of the long-term, fixed-rate single-family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans and certain floating rate home equity loans are also securitized, sold or transferred off-balance sheet. For the nine months ended September 30, 2003 and 2002, a total of $13.9 billion and $6.8 billion, respectively, were sold, securitized, or transferred off-balance sheet. The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of September 30, 2003, $1.5 billion of debt or other securities were available for issuance under this shelf registration. These sources, in addition to the Registrant’s 9.42 percent average equity capital base, provide a stable funding base.

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only three other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability. The Registrant’s A-1+/Prime-1 Standard & Poor’s and Moody’s ratings on its commercial paper and AA-/Aa2 Standard & Poor’s and Moody’s ratings for its senior debt, along with the AA-/Aa1 Standard & Poor’s and Moody’s long-term deposit ratings of Fifth Third Bank; Fifth Third Bank (Michigan); Fifth Third Bank, Indiana; Fifth Third Bank, Kentucky Inc.; and Fifth Third Bank, Northern Kentucky Inc. continue to be among the best in the industry. These debt ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional access to liquidity. Based on recent credit rating affirmations by Moody’s and Standard & Poor’s and given the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not currently expect any downgrade in these credit ratings based on financial performance. Core customer deposits have historically provided the Registrant with a sizeable source of relatively stable and low-cost funds. The Registrant’s average core deposits and stockholders’ equity funded 65 percent of its average total assets during the first nine months of 2003. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources which include the use of the Federal Home Loan Bank (FHLB) as a funding source and issuing notes payable through its FHLB member subsidiaries. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term and long-term market interest rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly

Quantitative and Qualitative Disclosures About Market Risk (continued)

impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of mortgage servicing rights and other sources of the Registrant’s earnings. Consistency of the Registrant’s net interest income is largely dependent upon the effective management of interest rate risk. The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and re-pricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant. Actual results will differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

The following table shows the Registrant’s estimated earnings sensitivity profile as of September 30, 2003:

TABLE 16: Estimated Earnings Sensitivity Profile

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income

	Year 1	Year 2
+ 200	(1.5)%	1.9%
–100	(.6)%	(6.0)%

Given a linear 200 bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Registrant would decrease by 1.5 percent in the first year and increase by 1.9 percent in the second year. A 100 bp linear decrease in interest rates would decrease net interest income by .6 percent in the first year and an estimated 6 percent in the second year. The Registrant’s ALCO, along with senior management, have deemed the risk of a 200 bp decrease in short term rates to be low as a 200 bp decrease would result in a negative short term interest rate. As a result, ALCO has measured the risk of a decrease in interest rates at 100 basis points. Management does not expect any significant adverse effect to net interest income for the remainder of 2003 or in 2004 based on the composition of the portfolio and anticipated trends in rates.

In the ordinary course of business, the Registrant enters into derivative transactions as a part of its overall strategy to manage its interest rate risks and prepayment risks and to accommodate the business requirements of its customers. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, forward contracts and swaptions. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant enters into PO swaps, swaptions, floors, forward contracts, options and interest rate swaps to hedge interest rate lock commitments and changes in fair value of its largely fixed rate MSR portfolio. The notional amounts and fair values of these derivative instruments as of September 30, 2003 are presented in Note 5 to the Condensed Consolidated Financial Statements.

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

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions, which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. The Registrant has submitted all documentation and information currently required by the Written Agreement, including all independent third party reviews. The Registrant expects to complete certain remaining administrative tasks in the fourth quarter. The Registrant has largely completed the staffing of its Risk Management group and has supplemented the size and expertise of the Internal Audit group. The Registrant believes the improvement of these areas, as well as others described in the Written Agreement, is nearly completed. The Registrant is continuing to work in cooperation with the Federal Reserve Bank and the State of Ohio and is devoting its attention to assisting the Regulators in verifying this progress. The Registrant is targeting to accomplish this verification during the first quarter of 2004. Reference is made to the text of the Written Agreement (filed as Exhibit 99.8 to the Registrant’s Form 10-K filed on March 27, 2003) for additional information regarding the terms of the Written Agreement.

Reference is made to Item 1 “Business – Regulation and Supervision” on pages 5, 6 and 8 in the Registrant’s Form 10-K (filed on March 27, 2003) for a discussion of certain possible effects of this regulatory action, including, among others, no longer satisfying financial holding company requirements for purposes of the Gramm-Leach-Bliley Act, higher deposit insurance premiums, incremental staff expenses and higher legal and consulting expenses.

On November 12, 2002, the Registrant was informed by a letter from the Securities and Exchange Commission that the Commission was conducting an informal investigation regarding the after-tax charge of $54 million reported in the Registrant’s Form 8-K dated September 10, 2002 and the existence or effects of weaknesses in financial controls in the Registrant’s Treasury and/or Trust operations. The Registrant has responded to all of the Commission’s requests.

The Registrant has filed applications with the Federal Reserve to merge its Fifth Third Bank, Kentucky, Inc., Fifth Third Bank, Northern Kentucky, Inc., Fifth Third Bank, Indiana and Fifth Third Bank, Florida subsidiary banks with and into Fifth Third Bank (Michigan) and has recently received approval to proceed with these mergers. These mergers are anticipated to be completed by the end of 2003. Although these mergers will change the legal structure of the subsidiary banks, the Registrant does not anticipate any significant changes to its affiliate structure or operating model.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

(3)(i)	Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3)(ii)	Code of Regulations, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(31)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)	Reports on Form 8-K during the quarter ended September 30, 2003:

•	The Registrant filed a report on Form 8-K on July 15, 2003, announcing the issuance of its earnings release for the second quarter of 2003.

•	The Registrant filed a report on Form 8-K on September 9, 2003 related to its Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp Registrant

Date: November 13, 2003
/s/ Neal E. Arnold
Neal E. Arnold Executive Vice President and Chief Financial Officer