Form 10-K
period 2003-12-31
FIFTH THIRD BANCORP
filed 2004-02-26
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock Without Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: ☒ No: ☐

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $27,977,297,315 as of June 30, 2003.

There were 564,924,633 shares of the Registrant’s Common Stock, without par value, outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

2003 Annual Report to Shareholders:	Parts I, II and IV
Proxy Statement for 2004 Annual Meeting of Shareholders:	Parts III and IV

FIFTH THIRD BANCORP

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which Fifth Third Bancorp does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which Fifth Third Bancorp is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings. Further information on other factors that could affect the financial results of Fifth Third Bancorp are included in Fifth Third Bancorp’s filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Fifth Third Bancorp.

ORGANIZATION

Fifth Third Bancorp (the “Registrant”) is an Ohio corporation organized in 1975 and is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). The Registrant, with its principal office located in Cincinnati, is a bank holding company as defined in the BHCA and is registered as such with the FRB. At December 31, 2003, the Registrant’s wholly-owned second tier holding company, Fifth Third Financial Corporation, had six wholly-owned direct subsidiaries: Fifth Third Bank; Fifth Third Bank (Michigan); Fifth Third Community Development Corporation; Fifth Third Investment Company; Old Kent Capital Trust I and Fifth Third Reinsurance Company, LTD. In December of 2003, the Registrant completed the merger of its Fifth Third Bank, Kentucky, Inc., Fifth Third Bank, Northern Kentucky, Inc., Fifth Third Bank, Indiana and Fifth Third Bank, Florida subsidiary banks with and into Fifth Third Bank (Michigan). Although these mergers changed the legal structure of the subsidiary banks, there were no significant changes to the Registrant’s affiliate structure or operating model.

At December 31, 2003, the Registrant, its affiliated banks and other subsidiaries had consolidated total assets of approximately $91.1 billion, consolidated total deposits of approximately $57.1 billion and consolidated total shareholders’ equity of approximately $8.5 billion.

The Registrant, through its subsidiaries, engages primarily in commercial and retail banking, electronic payment processing services and investment advisory services. Direct subsidiaries of the Registrant’s subsidiary banks include: The Fifth Third Company; Fifth Third Leasing Company; Fifth Third International Company; Fifth Third Holdings, LLC; Fifth Third Securities, Inc.; Fifth Third Real Estate Capital Markets Company; Fifth Third Mortgage Company; Fifth Third Mortgage Insurance Reinsurance Company; Fifth Third Insurance Agency, Inc.; Old Kent Investment Corporation; Home Equity of America, Inc.; Fifth Third Asset Management, Inc.; Old Kent

PART I

ITEM 1. BUSINESS (Continued)

Mortgage Services, Inc. and GNB Management, LLC. Refer to Exhibit 21 attached to this document for a list of all the subsidiaries of the Registrant. The Registrant’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leasing. Each of the banking subsidiaries has deposit insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) through the Bank Insurance Fund (“BIF”) and/or the Savings Association Insurance Fund (“SAIF”).

Fifth Third Processing Solutions, the Registrant’s electronic payment processing division, operates for itself and other financial institutions, a proprietary automated teller machine (“ATM”) and Point of Sale (“POS”) network, Jeanie® and provides electronic fund transfers, ATM processing, electronic personal banking, merchant transaction processing, electronic bill payment and electronic benefit transfer services for thousands of regional banks, bank holding companies, service retailers and other financial institutions throughout the United States. The Registrant’s banking subsidiaries participate in several regional shared ATM networks including “NYCE®,” “Pulse®,” and “Star®.” The Registrant’s banking subsidiaries also participate in “Cirrus®,” and “Plus System®,” which are international ATM networks. The Registrant handled 9.0 billion ATM, POS and e-commerce transactions in 2003.

Additional information regarding the Registrant’s businesses is included in the Management Editorial (pages 6 through 15) in the Registrant’s 2003 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

ACQUISITIONS

The Registrant has completed a number of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, Michigan, Wisconsin, and Florida. On July 23, 2002, the Registrant entered into an agreement to acquire Franklin Financial Corporation and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. The transaction is structured as a tax-free exchange of stock for a total transaction value of approximately $310 million. The transaction is subject to the approval of Franklin Financial Corporation shareholders. Pursuant to the Affiliation Agreement, as amended, with Franklin Financial Corporation, the transaction must be consummated by June 30, 2004. The Affiliation Agreement and its Amendments are included as exhibits 99.2, 99.3, 99.4 and 99.5 and are incorporated herein by reference. The transaction is also subject to regulatory approvals. See “Business – Regulation and Supervision – The Registrant – The BHCA – Acquisitions and Permissible Activities” on pages 5 and 6 for a discussion of additional regulatory restrictions on acquisitions.

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

Additional information, with respect to acquisitions, is included in Note 27 and Note 28 (pages 41 and 42) of the Notes to Consolidated Financial Statements in the Registrant’s 2003 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

PART I

ITEM 1. BUSINESS (Continued)

COMPETITION

There are hundreds of commercial banks, savings and loans and other financial service providers in Ohio, Kentucky, Michigan, Illinois, Indiana, Florida, West Virginia, Tennessee and nationally, which provide strong competition to the Registrant’s banking subsidiaries. The Registrant competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to the challenge of attracting and retaining customers for traditional banking services, the Registrant’s competitors now include securities dealers, brokers, mortgage bankers, investment advisors and insurance companies. The Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, has changed the competitive environment in which the Registrant conducts business. See “Regulation and Supervision” below. These competitors with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue. The Registrant’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on the Registrant’s ability over time to expand its scope of available financial services as needed to meet the needs and demands of its customers. With respect to electronic payment processing services, Fifth Third Processing Solutions, the Registrant’s electronic payment processing division, competes with other national electronic fund transfer (“EFT”) and merchant processing service providers.

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

The Registrant

General. The Registrant is a bank holding company registered under the BHCA. The Registrant is subject to regulation and supervision by the FRB and the Ohio Division of Financial Institutions (the “Division”). The Registrant is required to file various reports with, and is subject to examination by, the FRB and the Division. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

The BHCA – Acquisitions and Permissible Activities. The BHCA requires the prior approval of the FRB, for a bank holding company to acquire substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings

PART I

ITEM 1. BUSINESS (Continued)

association, or increasing any such non-majority ownership or control of any bank, bank holding company or savings association, or merging or consolidating with any bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate bank holding company and bank mergers and to a lesser extent, interstate branching.

Unless a bank holding company becomes a financial holding company (“FHC”) under the Gramm-Leach-Bliley Act of 1999 (“GLBA”) (as discussed below), the BHCA also prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

The GLBA, which was enacted on November 12, 1999, permits a qualifying bank holding company to become a FHC and thereby to engage directly or indirectly in a broader range of activities than had previously been permitted for a bank holding company under the BHCA. Permitted activities include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A bank holding company may elect to become a FHC if each of its subsidiary banks is “well capitalized” (as discussed on pages 7 - 8 under “The State Banks”) is “well managed” and has at least a “Satisfactory” rating under the Federal Community Reinvestment Act (“CRA”). In 2000, the Registrant elected and qualified for FHC status under the GLBA.

Each of the Registrant’s subsidiary banks is chartered by a state banking authority. Subsidiary banks are also limited by law and regulations in the scope of permitted activities and investments. Subsidiary state banks and their operating subsidiaries may engage in any activities that are determined by the appropriate state banking regulator to be part of or incidental to the business of banking. In addition, the GLBA permits a state chartered member bank to engage in expanded activities through the formation of a “financial subsidiary.” Fifth Third Bank has filed a notice to control, or acquire an interest in, a financial subsidiary with the FRB and may thus engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. So as to qualify to establish or acquire, and thereafter maintain, a financial subsidiary, Fifth Third Bank and each of its depository institution affiliates must be “well capitalized” and “well managed,” and may not have a less than “Satisfactory” CRA rating. In addition, the total assets of all financial subsidiaries of a state chartered member bank may not exceed the lesser of $50 billion or 45% of the parent bank’s total assets. A state chartered member bank that is one of the largest 100 insured banks in the United States, such as Fifth Third Bank, must also have issued debt with a certain rating. In addition to calculating its risk-based capital information from its consolidated financial statements, a state chartered member bank with one or more financial subsidiaries must also be “well capitalized” after excluding from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the bank’s consolidated assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

As a result of the regulatory activities described in Note 14 on page 33 of the Notes to Consolidated Financial Statements and in the Regulatory Matters section on pages 61 and 62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Registrant’s 2003 Annual Report to Shareholders,

PART I

ITEM 1. BUSINESS (Continued)

incorporated herein by reference and attached to this filing as Exhibit 13, the Registrant and Fifth Third Bank have been advised by the FRB that the Registrant and Fifth Third Bank no longer satisfy financial holding company and financial subsidiary requirements for purposes of the GLBA. The Registrant and Fifth Third Bank have entered into agreements with the FRB that require that certain corrective actions be taken within a 180 day period from receipt of the notices or such longer period as may be permitted by the FRB. The FRB has indicated that the period for corrective action has been extended. During this period, the Registrant will no longer continue to enjoy the after-the-fact notice process for new non-banking activities and non-banking acquisitions, the Registrant cannot engage in additional activities, or make acquisitions of companies engaged in activities that are not permitted unless a bank holding company is a FHC and the FRB has the authority to limit the activities of the Registrant and its subsidiaries. Similar restrictions apply to a financial subsidiary of Fifth Third Bank. Failure to satisfy the criteria by the conclusion of this period could result in the FRB ordering the divestiture of any depository institution or financial subsidiary controlled by the Registrant or any of its subsidiaries. In the alternative, the Registrant may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a bank holding company that has not elected to be treated as a FHC.

The Registrant currently relies on its status as a FHC and on a financial subsidiary to engage in certain securities and insurance activities. Fifth Third Securities, Inc., a wholly-owned financial subsidiary of Fifth Third Bank, engages in bank ineligible securities underwriting and dealing activity. Although Fifth Third Securities, Inc. might be able to conduct some of these activities under pre-GLBA law if the Registrant fails to continue to qualify as a FHC, these activities would be subject to certain conditions and limitations. Fifth Third Reinsurance Company, Ltd., a wholly-owned subsidiary of the Registrant, engages in the reinsurance of collateral protection insurance for collateral subject to loans by the various banking subsidiaries of the Registrant. Unless permitted by the FRB, the Registrant might be required to divest Fifth Third Reinsurance Company, Ltd. if the Registrant fails to continue to qualify as a FHC. As the FRB has indicated that the period for corrective action has been extended, the Registrant is not subject to a divestiture order. Management believes that the loss or restriction of these activities would not have a direct material effect upon the Registrant’s consolidated financial position or results of operations but there could be a more substantial reputational loss.

Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the “Total Risk-Based Capital Ratio”), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. As a practical matter, however, the FRB requires larger bank holding companies, such as the Registrant, to maintain a Total Risk-Based Capital Ratio of at least 10%, and a Tier 1 capital ratio of at least 6%, which is the standard for a “well-capitalized” bank holding company. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity and perpetual preferred and trust preferred stock (subject in the case of the preferred stock to limitations on the kind and amount of such stock which may be included as Tier I capital), less goodwill and certain other intangible assets. Tier II capital generally consists of perpetual and trust preferred stock which is not eligible to be included as Tier I capital; term subordinated debt; intermediate-term preferred stock; and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. The FRB is currently reviewing the status of trust preferred stock as Tier I capital.

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

PART I

ITEM 1. BUSINESS (Continued)

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

As a practical matter, the FRB requires larger bank holding companies, such as the Registrant, to maintain a Leverage Ratio of at least 5% in order to qualify as “well capitalized.”

The Registrant is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements. As of December 31, 2003, the Registrant had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 10.93% and 13.37%, respectively, and a Leverage Ratio equal to 9.11%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework for banks, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines for bank holding companies such as the Registrant.

Limitations on Acquisitions of Common Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a depository institution or a depository institution holding company unless the appropriate federal banking agency has been given at least 60 days to review the proposal and public notice has been provided. “Control” is generally defined under this Act as ownership of 25% or more of any class of voting stock. In addition, under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a depository institution or a depository institution holding company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) would, under the circumstances set forth in the presumption, constitute the acquisition of control. Furthermore, any company, as that term is broadly defined in the BHCA, would be required to obtain the approval of the FRB under BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of voting securities of a depository institution or a depository institution holding company, or such lesser percentage as the FRB deems to constitute a “controlling influence.”

Ohio Law. Ohio law, the principal state law governing the Registrant and its largest bank subsidiary, does not require bank holding companies to register with the Division. As a general matter, the Division does not rule upon or regulate the activities in which bank holding companies or their non-bank subsidiaries engage. A bank holding company, however, may not acquire control of an Ohio bank through purchase, assignment, transfer, pledge, or other disposition of voting securities without the prior consent of the Division. In examining the Ohio banks of a bank holding company, the bank holding company itself is subject to review by the Division. The Division has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of law and of conditions imposed by, or violations of agreements with, the Division in connection with the operation of Ohio banks. The Division is also empowered to assess civil money penalties against bank holding companies and banks engaging in unsafe or unsound practices.

Bank Holding Company Dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Registrant depends in part upon dividends received from its subsidiary banks to fund its activities, including the payment of dividends. As members of the Federal Reserve System, each of the State Banks is subject to regulatory limitations on the amount of dividends it may declare and pay.

PART I

ITEM 1. BUSINESS (Continued)

Bank Holding Company Support of Subsidiary Banks. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act (“FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

The State Banks

General. The Registrant owns banks (the “State Banks”) chartered under the laws of Ohio and Michigan. The State Banks are subject to extensive state regulation and examination by the appropriate state banking agency in the particular state or states where each bank is chartered, by the FRB, and by the FDIC, which insures the deposits of each of the State Banks to the maximum extent permitted by law. The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various state consumer laws and regulations also affect the operations of the State Banks.

FDIC Insurance Premiums. The State Banks pay deposit insurance premiums to the FDIC generally based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels and, at the present time, the ratio is above the minimum level and, accordingly all banks are not required to pay premiums. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to all institutions would have an adverse effect on net earnings.

Banks with the lowest risk assessments generally pay no deposit insurance premiums. However, as a result of the regulatory activities described in Note 14 on page 33 of the Notes to Consolidated Financial Statements and in the Regulatory Matters section on pages 61 and 62 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Registrant’s 2003 Annual Report to Shareholders, incorporated herein by reference and attached to this filing as Exhibit 13, the risk-based assessment of the State Banks has been revised, resulting in an increase in payments by the State Banks of FDIC insurance premiums. Total FDIC insurance premium expense for the years ended December 31, 2003, 2002 and 2001 was $16.7 million, $9.5 million and $8.1 million, respectively. If the current risk-based assessment of the State Banks does not change, FDIC insurance premiums for 2004 are currently estimated to increase by approximately $8 million.

Capital Requirements. The FRB has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the State Banks, are members of the FRB. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. In addition, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be (i) “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0%

PART I

ITEM 1. BUSINESS (Continued)

or more, a Tier I Risk-Based Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulation and requirements as mandated by the FDIA.

As of December 31, 2003, both of the State Banks were deemed to be a well-capitalized institution for the above purposes. As discussed above, the State Banks are required to remain well-capitalized institutions at all times because the Registrant elected to be treated as an FHC. Additional information, with respect to these capital and leverage ratios, is included in Note 29 (pages 42 and 43) of the Notes to Consolidated Financial Statements in the Registrant’s 2003 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

Transactions with Affiliates. Federal law, Sections 23A and 23B of the Federal Reserve Act, restricts transactions between a bank and an affiliated company, including a parent bank holding company. The State Banks are subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliates. The FRB recently adopted a final rule, which became effective April 1, 2003, to implement comprehensively Sections 23A and 23B of the Federal Reserve Act.

This new rule, among numerous other requirements, specifies that derivative transactions are subject to the “substantially equivalent terms” requirements of Section 23B (including use of daily marks and two way collateralization) but generally not to the amount and collateral requirements of Section 23A, except that derivatives in which the bank provides credit protection to a non-affiliate on behalf of an affiliate will be treated as a guarantee for purposes of Section 23A. The rule also requires banks to establish policies and procedures to monitor credit exposure to affiliates. The FRB has stated that it intends to propose future regulations to treat derivatives that are the functional equivalent of a loan to an affiliate as subject to Section 23A. One result of these restrictions is a limitation on the ability of the State Banks to fund the Registrant. Generally, each State Bank is limited in its extensions of credit to any affiliate to 10% of the State Bank’s capital and in its extensions of credit to all affiliates to 20% of the State Bank’s capital.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. However, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage through a “financial subsidiary” in certain new activities that are permissible for subsidiaries of a FHC. In order to form a financial subsidiary, a state bank must be well capitalized, and the bank would be subject to certain capital deductions, risk management and affiliate transaction rules. As previously mentioned, Fifth Third Bank has established a financial subsidiary that is subject to these requirements.

PART I

ITEM 1. BUSINESS (Continued)

Community Reinvestment Act. The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities. Furthermore, the CRA requires the FRB to evaluate the performance of each of the State Banks in helping to meet the credit needs of their communities. As a part of the CRA program, the State Banks are subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions, or, as discussed above, require divestitures. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. Both of the State Banks have a CRA rating of “Satisfactory.” Because the Registrant is an FHC, with limited exceptions, the Registrant may not commence any new financial activities or acquire control of any companies engaged in financial activities in reliance on the GLBA if any of the State Banks receives a CRA rating of less than “Satisfactory.”

Customer Information Security. The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Registrant has adopted a customer information security program that has been approved by the Registrant’s Board of Directors (the “Board”).

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the State Banks policies and procedures. The State Banks have implemented a privacy policy effective since the GLBA became law, pursuant to which all of its existing and new customers are notified of the privacy policies.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Registrant and its subsidiaries, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Registrant’s Board has approved policies and procedures that are believed to be compliant with the USA Patriot Act.

Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to

PART I

ITEM 1. BUSINESS (Continued)

require written agreements and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies, such as the Written Agreement included as exhibit 99.1 and incorporated herein by reference. In addition, the FRB may take various other informal actions.

Transfer Agency. In order to serve as a transfer agent to clients that execute transactions in publicly traded securities, banks must register with the U.S. Securities and Exchange Commission (the “SEC”) as a transfer agent under the Exchange Act. As a registered transfer agent, Fifth Third Bank is subject to certain reporting and record keeping requirements. Currently, management believes Fifth Third Bank is in compliance with these registration, reporting and record keeping requirements.

Regulation of Investment Companies. Certain mutual fund and unit investment trust clients are regulated as “investment companies” as that term is defined under the Investment Company Act of 1940, as amended (the “ICA”), and are subject to various examination and reporting requirements.

The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution that may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. As a custodian for a number of investment company clients, these regulations require, among other things, that certain minimum aggregate capital, surplus and undivided profit levels are maintained by the State Banks. Additionally, arrangements with clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on the Registrant. Currently, management believes the Registrant is in compliance with all minimum capital and securities depository requirements. Further, the Registrant is not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect its ability to act as custodian to an investment company.

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

New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Registrant and may in the short term adversely affect the Registrant’s ability to service clients at a reasonable cost. Any failure to provide such support could cause the loss of customers and have a material adverse effect on financial results. Additionally, legislation or regulations may be proposed or enacted to regulate the Registrant in a manner that may adversely affect financial results. Furthermore, the mutual fund industry may be significantly affected by new laws and regulations following revelations about timing trading and late trading.

Other Securities Laws Issues. The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer” for a “bank.” In February 2003, the SEC extended the temporary exemption from the definition of “dealer” for banks until September 30, 2003 and, in April 2003, it extended the temporary exemption from the definition of “broker”

PART I

ITEM 1. BUSINESS (Continued)

until November 12, 2004. In February 2003, the SEC also issued final rules that, among other matters, adopt amendments to its rule granting an exemption to banks from dealer registration for a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and it adopted a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker or a dealer or both and become subject to SEC jurisdiction. The Registrant evaluated the activities of its subsidiary banks in light of the revisions to the bank exemption from the definition of dealer as effective September 30, 2003. The Registrant determined that the activities of its subsidiary banks fall within the bank exemption from the definition of dealer as revised and effective September 30, 2003. The Registrant is currently evaluating alternatives to ensure that its subsidiary banks will not be required to register as a broker upon the November 12, 2004 effective date of the revisions to the bank exemption from the definition of broker.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Registrant) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.

Additional Information

Additional information regarding regulatory matters is included in Note 14 (page 33) and Note 29 (pages 42 and 43) of the Notes to Consolidated Financial Statements and the Regulatory Matters section (pages 61 and 62) of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant’s 2003 Annual Report to Shareholders, which are incorporated herein by reference and attached to this filing as Exhibit 13.

EMPLOYEES

As of December 31, 2003, there were no employees of the Registrant. Subsidiaries of the Registrant employed 20,211 employees – 4,548 were officers and 2,861 were part-time employees. There were 18,899 full-time equivalent employees as of December 31, 2003.

PART I

ITEM 1. BUSINESS (Continued)

SEGMENT INFORMATION

Information about the Registrant’s business segments is included in Note 31 (pages 44 and 45) of the Notes to Consolidated Financial Statements in the Registrant’s 2003 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

AVERAGE BALANCE SHEETS

The average balance sheets for each of the last three fiscal years are incorporated herein by reference to Table 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 48) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 2 and Table 3 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 47 through 49 of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio as of December 31 for each of the last five years and the weighted-average maturity and weighted-average yield of investment securities as of December 31, 2003, are incorporated herein by reference to Table 7 and Table 8 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 54 and 55 of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

LOAN AND LEASE PORTFOLIO

The loan and lease portfolio as of December 31 for each of the last five years and maturities and sensitivities of loans and leases to changes in interest rates at December 31, 2003, are incorporated herein by reference to Table 6, Table 9, Table 12 and Table 13 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 55 and 56 of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

RISK ELEMENTS OF LOAN AND LEASE PORTFOLIO

Nonperforming and underperforming asset detail and related discussion are incorporated herein by reference to the Nonperforming and Underperforming Assets section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 56 and 57) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

SUMMARY OF LOAN LOSS EXPERIENCE

A summary of the activity in the reserve for credit losses as well as the elements of the reserve for credit losses for each of the last five years ended December 31 are herein incorporated by reference to the Provision and Reserve for Credit Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 57 through 59) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

DEPOSITS

The deposits related discussion, including maturity distribution of certificates - $100,000 and over at December 31, 2003, is incorporated herein by reference to the Deposits section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 59 and 60) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

PART I

ITEM 1. BUSINESS (Continued)

An analysis of the average balances and the average rate paid by deposit category for each of the last three years are incorporated herein by reference to Table 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 48) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

RETURN ON EQUITY AND ASSETS

The following table presents certain GAAP operating ratios:

	2003	2002	2001

Return on average assets (a)	2.01%	2.18	1.55

Return on average equity (b)	20.4%	19.9	15.1

Dividend payout ratio (c)	37.3%	35.5	44.7

Average equity to average assets ratio (d)	9.85%	10.93	10.28

(a) net income available to common shareholders divided by average assets

(b) net income available to common shareholders divided by average equity

(c) dividends declared per share divided by diluted earnings per share, as originally reported

(d) average equity divided by average assets

SHORT-TERM BORROWINGS

Short-term borrowings related detail by category as of December 31 for each of the last three years is incorporated herein by reference to Note 10 (page 31) of the Notes to Consolidated Financial Statements of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

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

PART I

ITEM 2. PROPERTIES (Continued)

At December 31, 2003, the Registrant, through its banking and non-banking subsidiaries, operated 952 banking centers, of which 643 were owned and 309 were leased, located throughout Ohio, Michigan, Kentucky, Indiana, Illinois, West Virginia, Tennessee and Florida. The Registrant’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS

Legal and regulatory proceedings are incorporated herein by reference to Note 14 (page 33) of the Notes to Consolidated Financial Statements and the Regulatory Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 61 and 62) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART I

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Executive Officers of the Registrant as of February 1, 2004 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders.

Name and Age	Current Position and Business Experience During the Past 5 Years

George A. Schaefer, Jr., 58	PRESIDENT AND CHIEF EXECUTIVE OFFICER. President and Chief Executive Officer of the Registrant and Fifth Third Bank since 1990.

Neal E. Arnold, 44	EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Executive Vice President of the Registrant and Fifth Third Bank since December 1998. Chief Financial Officer of the Registrant and Fifth Third Bank since June 1997. Mr. Arnold has been the Treasurer of the Registrant and Fifth Third Bank. Previously, Mr. Arnold was Treasurer and Senior Vice President of Fifth Third Bank.

Michael D. Baker, 53	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant and Fifth Third Bank since August 1995. Previously, Mr. Baker was Senior Vice President of the Registrant since March 1993 and of Fifth Third Bank.

Greg D. Carmichael, 42	EXECUTIVE VICE PRESIDENT AND CHIEF INFORMATION OFFICER. Executive Vice President and Chief Information Officer of the Registrant since June 2003. Previously, Mr. Carmichael was the Chief Information Officer of Emerson Electric Company.

David J. DeBrunner, 37	VICE PRESIDENT AND CONTROLLER. Vice President of the Registrant and Fifth Third Bank since January 2002. Previously, Mr. DeBrunner was Vice President of Fifth Third Bank since 1997.

Diane L. Dewbrey, 39	SENIOR VICE PRESIDENT. Senior Vice President of the Registrant and Fifth Third Bank since January 2002. Previously, Ms. Dewbrey was Senior Vice President of Fifth Third Bank since 1995 and Vice President of Fifth Third Bank since 1992.

James R. Gaunt, 58	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since June 1997. President and CEO of Fifth Third Bank (Louisville), Senior Vice President of the Registrant since March 1994. Previously, Mr. Gaunt was President and CEO of Fifth Third Bank, Kentucky, Inc. since August 1994. Previously, Mr. Gaunt was Senior Vice President of the Registrant and Fifth Third Bank.

R. Mark Graf, 39	SENIOR VICE PRESIDENT AND TREASURER. Senior Vice President of the Registrant since January 2003. Treasurer of the Registrant since January 2002 and of Fifth Third Bank since July 2001. Mr. Graf joined the Registrant in July 2001. Previously, Mr. Graf served in various management capacities at AmSouth Bancorporation since 1998.

Malcolm D. Griggs, 43	EXECUTIVE VICE PRESIDENT AND CHIEF RISK OFFICER. Executive Vice President and Chief Risk Officer of the Registrant since June 2003. Previously, Mr. Griggs was the Director of Risk Policy for Wachovia Corporation.

PART I

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Name and Age	Current Position and Business Experience During the Past 5 Years

Kevin T. Kabat, 47	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since December 2003. President and CEO of Fifth Third Bank, a Michigan banking corporation since April 2001. Previously, Mr. Kabat was Vice Chairman of Old Kent Financial Corporation and President and CEO of Old Kent Bank.

Robert J. King, Jr., 48	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since June 1997. President and CEO of Fifth Third Bank (Northeastern Ohio). Previously, Mr. King was President and CEO of Fifth Third Bank, Northwestern Ohio, N.A. and was Senior Vice President of the Registrant since March 1995.

Robert P. Niehaus, 57	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant and Fifth Third Bank since August 1995. Previously, Mr. Niehaus was Senior Vice President of the Registrant since March 1993, and Senior Vice President of Fifth Third Bank.

Daniel T. Poston, 45	EXECUTIVE VICE PRESIDENT AND AUDITOR. Executive Vice President of the Registrant since June 2003. Senior Vice President of the Registrant and Fifth Third Bank since January 2002. Auditor of the Registrant and Fifth Third Bank. Mr. Poston joined the Registrant in October 2001. Previously, Mr. Poston was a partner at Arthur Andersen since 1994.

Paul L. Reynolds, 42	EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. General Counsel and Secretary of the Registrant since January 2002. Executive Vice President of the Registrant since September 1999. Previously, Senior Vice President of the Registrant and Fifth Third Bank since March 1997. Assistant Secretary of the Registrant since March 1995, General Counsel and Assistant Secretary of Fifth Third Bank since January 1995.

Stephen J. Schrantz, 54	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant and Fifth Third Bank since October 1989. Previously, Mr. Schrantz was Senior Vice President of Fifth Third Bank.

Bradlee F. Stamper, 43	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since December 2003. President of Fifth Third Bank (Chicago) since April 2001. Previously, Mr. Stamper was President and CEO of Fifth Third Bank, Indiana (Northern) since December 1999. Prior to that Mr. Stamper was President and CEO of Fifth Third Bank, Northern Kentucky, Inc.

Robert A. Sullivan, 49	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since December 2002. Previously, Mr. Sullivan was President and CEO of Fifth Third Bank (Northwestern Ohio), since March 9, 2001 and President and Chief Operating Officer of Capital Holding, Inc. prior to its acquisition by Fifth Third Bancorp effective March 9, 2001. Mr. Sullivan was Co-Founder, President and Chief Operating Officer of Capital Holding, Inc. since 1989.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is incorporated herein by reference to Investor Information (page 73) and the discussion of dividend limitations that the subsidiaries can pay to the Registrant discussed in Note 29 (pages 42 and 43) of the Notes to Consolidated Financial Statements in the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13. Additionally, as of December 31, 2003, the Registrant had approximately 53,900 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 70) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 47 through 70) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 63 through 64) of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to pages 17 through 46 and page 70 of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Registrant carried out an evaluation, under the supervision and with the participation of the Registrant’s management, including the Registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure

PART II

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

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

The Registrant also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended December 31, 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to the Executive Officers of the Registrant is included in PART I (pages 13 and 14) under “EXECUTIVE OFFICERS OF THE REGISTRANT.”

The information required by this item concerning Directors is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” (pages 2 through 6) of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by this item concerning Audit Committee expert and Code of Business Conduct and Ethics is incorporated herein by reference under the caption “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” (pages 7 through 8) of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” (page 11) of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the caption “EXECUTIVE COMPENSATION” (pages 9 through 15) and “FINANCIAL PERFORMANCE” (page 18) of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS AND EXECUTIVE COMPENSATION” (pages 2 through 6 and page 11) of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is incorporated herein by reference under the caption “EQUITY COMPENSATION PLAN TABLE” (pages 20 through 21) of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the caption “CERTAIN TRANSACTIONS” (page 17) of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL ACCOUNTING FIRM FEES” (page 17) of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

a)	Documents Filed as Part of the Report

1. Index to Financial Statements

Page
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	*
Consolidated Balance Sheets as of December 31, 2003 and 2002	*
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.	*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	*
Notes to Consolidated Financial Statements	*
Report of Independent Auditors — Deloitte & Touche LLP	*
* Incorporated by reference to pages 17 through 46 of the Registrant’s 2003 Annual Report to Shareholders attached to this filing as Exhibit 13.

2. Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

3.2	Code of Regulations of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

4(a)	Junior Subordinated Indenture, dated as of March 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company, as Debenture Trustee. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(b)	Certificate Representing the 8.136% Junior Subordinated Deferrable Interest Debentures, Series A, of Fifth Third Bancorp. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(c)	Amended and Restated Trust Agreement, dated as of March 20, 1997 of Fifth Third Capital Trust II, among Fifth Third Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees name therein. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(d)	Certificate Representing the 8.136% Capital Securities, Series A, of Fifth Third Capital Trust I. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(e)	Guarantee Agreement, dated as of March 20, 1997 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.

4(f)	Agreement as to Expense and Liabilities, dated as of March 20, 1997 between Fifth Third Bancorp, as the holder of the Common Securities of Fifth Third Capital Trust I and Fifth Third Capital Trust II. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(g)	Old Kent Capital Trust I Floating Rate Subordinated Capital Income Securities. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

4(h)	Form of Fifth Third Bancorp, as successor to Old Kent Financial Corporation, Floating Rate Junior Subordinated Debentures Due 2027. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

4(i)	Indenture, dated as of January 31, 1997 between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form 8-K filed on March 5, 1997.

4(j)	Guarantee Agreement, dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form 8-K filed on March 4, 1998.

4(k)	Amended and Restated Declaration of Trust dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form 8-K filed on March 5, 1997.

4(l)	Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, defining the rights of the 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on May 22, 2003, a Form 8-K Current Report.

4(m)	Global security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on May 22, 2003, a Form 8-K Current Report.

10(a)	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Registrant’s Form 10-K filed for fiscal year ended December 31, 1985. *

10(b)	Fifth Third Bancorp 1990 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-34075. *

10(c)	Fifth Third Bancorp 1987 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-13252. *

10(d)	Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on November 18, 1992, a Form 8-K Current Report dated November 16, 1992 and as Exhibit 4.1 to a Registration Statement on Form S-3, Registration No. 33-54134.

10(e)	Fifth Third Bancorp Master Profit Sharing Plan, as Amended *

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.

10(f)	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 19, 2004. *

10(g)	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan *

10(h)	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan, as Amended. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(i)	Fifth Third Bancorp Variable Compensation Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 1998. *

10(j)	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001. *

10(k)	CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; and Indiana Federal Corporation 1986 Stock Option and Incentive Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Form 10-K, as amended, for the fiscal year ended December 31, 1998. *

10(l)	Fifth Third Direct. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-3, Registration No. 333-41164. *

10(m)	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001. *

10(n)	Old Kent Executive Stock Option Plan of 1986, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10(o)	Old Kent Stock Option Incentive Plan of 1992, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1995; Exhibit 10.20 to Form 8-K filed on March 5, 1997; Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10(p)	Old Kent Executive Stock Incentive Plan of 1997, as Amended. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997. *

10(q)	Old Kent Stock Incentive Plan of 1999. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999. *

12(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12(b)	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

13	Fifth Third Bancorp 2003 Annual Report to Shareholders.

14	Code of Ethics.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.

21	Fifth Third Bancorp Subsidiaries, as of December 31, 2003.

23	Independent Auditors’ Consent—Deloitte & Touche LLP.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

99.1	Written Agreement among Fifth Third Bancorp, Fifth Third Bank, Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions dated as of March 26, 2003. Incorporated by reference to Registrant’s Form 10-K filed for fiscal year ended December 31, 2002.

99.2	Affiliation Agreement dated as of July 23, 2002 by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation (omitting schedules and exhibits). Incorporated by reference to Registrant’s Form 10-K filed for fiscal year ended December 31, 2002.

99.3	Amendment No. 1, dated as of September 9, 2002 to the Affiliation Agreement, dated as of July 23, 2002 by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation. Incorporated by reference to Registrant’s Form 10-K filed for fiscal year ended December 31, 2002.

99.4	Amendment No. 2, dated as of December 10, 2002 to the Affiliation Agreement, dated as of July 23, 2002 by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation. Incorporated by reference to Registrant’s Form 10-K filed for fiscal year ended December 31, 2002.

99.5	Amendment No. 3, dated as of March 27, 2003 to the Affiliation Agreement, dated as of July 23, 2002 by and among Fifth Third Bancorp, Fifth Third Financial Corporation and Franklin Financial Corporation. Incorporated by reference to Registrant’s Form 10-K filed for fiscal year ended December 31, 2002.

*	Denotes management contract or compensatory plan or arrangement

b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Registrant filed the following reports on Form 8-K:

•	The Registrant filed a report on Form 8-K on October 14, 2003, announcing the issuance of its earnings release for the third quarter of 2003.

•	The Registrant filed a report on Form 8-K on December 9, 2003 related to its Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

(Registrant)

/s/ George A. Schaefer, Jr.	February 26, 2004

George A. Schaefer, Jr. President and CEO (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 26, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ George A. Schaefer, Jr.	/s/ Neal E. Arnold	/s/ David J. DeBrunner

George A. Schaefer, Jr. Director, President, and CEO (Principal Executive Officer)	Neal E. Arnold Executive Vice President and CFO (Principal Financial Officer)	David J. DeBrunner Vice President and Controller (Principal Accounting Officer)

/s/ Darryl F. Allen		/s/ James E. Rogers

Darryl F. Allen Director	Allen M. Hill Director	James E. Rogers Director

/s/ John F. Barrett	/s/ Robert L. Koch II	/s/ John J. Schiff, Jr.

John F. Barrett Director	Robert L. Koch II Director	John J. Schiff, Jr. Director

/s/ Richard T. Farmer	/s/ Mitchel D. Livingston, Ph.D.	/s/ Dudley S. Taft

Richard T. Farmer Director	Mitchel D. Livingston, Ph.D. Director	Dudley S. Taft Director

/s/ James P. Hackett	/s/ Kenneth W. Lowe	/s/ Thomas W. Traylor

James P. Hackett Director	Kenneth W. Lowe Director	Thomas W. Traylor Director

/s/ Joseph H. Head, Jr.	/s/ Hendrik G. Meijer

Joseph H. Head, Jr. Director	Hendrik G. Meijer Director

/s/ Joan R. Herschede	/s/ Robert B. Morgan

Joan R. Herschede Director	Robert B. Morgan Director