Form 10-Q
period 2004-03-31
FIFTH THIRD BANCORP
filed 2004-05-06
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes  X        No

There were 562,853,868 shares of the Registrant’s Common Stock, without par value, outstanding as of April 30, 2004.

FIFTH THIRD BANCORP

INDEX

Part I. Financial Information

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

($ in thousands, except share data)	March 31, 2004	December 31, 2003	March 31, 2003

Assets
Cash and Due from Banks	$2,012,466	2,359,371	1,771,527
Securities Available-for-Sale (a)	30,576,640	28,999,168	27,190,554
Securities Held-to-Maturity (b)	179,002	135,215	86,146
Trading Securities	96,425	55,393	32,955
Other Short-Term Investments	191,039	268,092	782,066
Loans Held for Sale	1,660,669	1,881,127	3,011,377
Loans and Leases:
Commercial Loans	14,468,576	14,209,129	13,380,294
Construction Loans	3,819,710	3,635,977	3,360,884
Commercial Mortgage Loans	7,197,126	6,893,742	5,983,988
Commercial Lease Financing	4,558,781	4,429,605	3,931,722
Residential Mortgage Loans	4,937,181	4,425,421	3,670,154
Consumer Loans	17,793,963	17,432,495	15,425,100
Consumer Lease Financing	2,606,642	2,708,511	2,746,288
Unearned Income	(1,469,705)	(1,427,027)	(1,231,734)

Total Loans and Leases	53,912,274	52,307,853	47,266,696
Reserve for Credit Losses	(782,806)	(770,394)	(703,354)

Total Loans and Leases, Net	53,129,468	51,537,459	46,563,342
Bank Premises and Equipment	1,101,569	1,061,191	921,076
Operating Lease Equipment	657,756	766,762	-
Accrued Interest Receivable	411,998	408,104	440,194
Goodwill	738,054	738,054	740,124
Intangible Assets	154,777	194,569	231,552
Servicing Rights	283,291	298,564	248,569
Other Assets	2,539,056	2,478,027	2,305,336

Total Assets	$93,732,210	91,181,096	84,324,818

Liabilities
Deposits:
Demand	$12,374,287	12,141,582	10,468,664
Interest Checking	19,375,214	19,757,044	18,681,537
Savings	7,391,478	7,375,486	8,098,013
Money Market	2,994,638	3,201,398	2,852,108
Other Time	6,449,918	6,685,935	7,500,968
Certificates - $100,000 and Over	2,097,358	1,370,717	4,934,571
Foreign Office	4,567,372	6,563,147	2,022,235

Total Deposits	55,250,265	57,095,309	54,558,096
Federal Funds Purchased	7,501,301	6,928,505	4,924,065
Short-Term Bank Notes	500,000	500,000	-
Other Short-Term Borrowings	7,251,665	5,742,202	4,275,336
Accrued Taxes, Interest and Expenses	2,410,801	2,199,607	2,336,578
Other Liabilities	963,622	985,640	927,497
Long-Term Debt	10,990,799	9,062,830	8,033,230

Total Liabilities	84,868,453	82,514,093	75,054,802
Minority Interest	-	-	471,734
Shareholders’ Equity
Common Stock (c)	1,295,263	1,295,263	1,295,241
Preferred Stock (d)	9,250	9,250	9,250
Capital Surplus	1,953,448	1,965,363	2,005,563
Retained Earnings	6,731,366	6,480,558	5,704,878
Accumulated Nonowner Changes in Equity	98,771	(120,701)	296,728
Treasury Stock	(1,224,341)	(962,730)	(513,378)

Total Shareholders’ Equity	8,863,757	8,667,003	8,798,282

Total Liabilities and Shareholders’ Equity	$93,732,210	91,181,096	84,324,818

(a)	Amortized cost: March 31, 2004 - $30,342,464, December 31, 2003 - $29,075,805 and March 31, 2003 - $26,633,108.
(b)	Market values: March 31, 2004 - $179,002, December 31, 2003 - $135,215 and March 31, 2003 - $86,146.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at March 31, 2004 - 562,131,643 (excludes 21,320,048 treasury shares), December 31, 2003 - 566,685,301 (excludes 16,766,390 treasury shares) and March 31, 2003 - 574,743,788 (excludes 8,697,903 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2004	2003

Interest Income
Interest and Fees on Loans and Leases	$669,331	676,058
Interest on Securities:
Taxable	308,472	310,823
Exempt from Income Taxes	11,808	12,645

Total Interest on Securities	320,280	323,468
Interest on Other Short-Term Investments	514	772

Total Interest Income	990,125	1,000,298
Interest Expense
Interest on Deposits:
Interest Checking	36,536	55,267
Savings	8,935	21,034
Money Market	6,636	9,209
Other Time	44,081	62,109
Certificates - $100,000 and Over	5,373	12,318
Foreign Office	14,966	9,567

Total Interest on Deposits	116,527	169,504
Interest on Federal Funds Purchased	17,954	19,620
Interest on Short-Term Bank Notes	1,260	-
Interest on Other Short-Term Borrowings	15,591	12,509
Interest on Long-Term Debt	89,050	92,422

Total Interest Expense	240,382	294,055

Net Interest Income	749,743	706,243
Provision for Credit Losses	83,240	84,817

Net Interest Income After Provision for Credit Losses	666,503	621,426
Other Operating Income
Electronic Payment Processing Revenue	148,234	130,138
Service Charges on Deposits	123,247	114,322
Mortgage Banking Net Revenue	43,938	76,849
Investment Advisory Revenue	93,165	79,737
Other Service Charges and Fees	140,579	158,363
Operating Lease Revenue	51,652	-
Securities Gains, Net	25,590	24,909
Securities Gains, Net - Non-Qualifying Hedges on Mortgage Servicing	-	1,015

Total Other Operating Income	626,405	585,333
Operating Expenses
Salaries, Wages and Incentives	245,438	268,710
Employee Benefits	75,562	60,650
Equipment Expenses	19,888	19,712
Net Occupancy Expenses	45,648	38,397
Operating Lease Expenses	38,282	-
Other Operating Expenses	227,250	226,459

Total Operating Expenses	652,068	613,928

Income from Continuing Operations Before Income Taxes and Minority Interest	640,840	592,831
Applicable Income Taxes	210,524	193,468

Income from Continuing Operations Before Minority Interest	430,316	399,363
Minority Interest, Net of Tax	-	(10,229)

Income from Continuing Operations	430,316	389,134
Income from Discontinued Operations, Net of Tax	-	813

Net Income	430,316	389,947
Dividends on Preferred Stock	185	185

Net Income Available to Common Shareholders	$430,131	389,762

Basic Earnings Per Share:
Income from Continuing Operations	$.76	.68
Income from Discontinued Operations	-	-

Net Income	$.76	.68

Diluted Earnings Per Share:
Income from Continuing Operations	$.75	.67
Income from Discontinued Operations	-	-

Net Income	$.75	.67

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
($ in thousands)	2004	2003

Operating Activities
Net Income	$430,316	389,947
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	83,240	84,817
Minority Interest in Net Income	-	10,229
Depreciation, Amortization and Accretion	124,640	118,517
Stock-Based Compensation Expense	22,568	35,908
Provision for Deferred Income Taxes	105,331	5,881
Realized Securities Gains	(28,762)	(27,894)
Realized Securities Gains - Non Qualifying Hedges on Mortgage Servicing	-	(1,510)
Realized Securities Losses	3,172	2,985
Realized Securities Losses - Non-Qualifying Hedges on Mortgage Servicing	-	495
Proceeds from Sales/Transfers of Residential Mortgage and Other Loans Held for Sale	1,659,130	4,009,192
Net Gain on Sales of Loans	(30,185)	(130,581)
Increase in Residential Mortgage and Other Loans Held for Sale	(1,381,525)	(3,599,675)
Increase in Trading Securities	(40,743)	(14,669)
(Increase) Decrease in Accrued Interest Receivable	(3,894)	28,905
Decrease (Increase) in Other Assets	229,205	(333,462)
(Decrease) Increase in Accrued Taxes, Interest and Expenses	(2,407)	151,908
(Decrease) Increase in Other Liabilities	(252,368)	478,970

Net Cash Provided by Operating Activities	917,718	1,209,963

Investing Activities
Proceeds from Sales of Securities Available-for-Sale	2,588,079	6,549,531
Proceeds from Calls, Paydowns and Maturities of Securities Available-for-Sale	1,523,222	2,547,588
Purchases of Securities Available-for-Sale	(5,366,854)	(10,957,487)
Proceeds from Calls, Paydowns and Maturities of Securities Held-to-Maturity	3,308	224
Purchases of Securities Held-to-Maturity	(47,095)	(34,602)
Decrease (Increase) in Other Short-Term Investments	77,053	(480,512)
Increase in Loans and Leases	(1,698,376)	(1,336,022)
Decrease in Operating Lease Equipment	72,956	-
Purchases of Bank Premises and Equipment	(72,176)	(56,321)
Proceeds from Disposal of Bank Premises and Equipment	337	1,688

Net Cash Used In Investing Activities	(2,919,546)	(3,765,913)

Financing Activities
(Decrease) Increase in Core Deposits	(575,910)	348,209
(Decrease) Increase in Certificates - $100,000 and Over, including Foreign Office	(1,269,134)	2,001,460
Increase in Federal Funds Purchased	572,796	175,497
Increase in Other Short-Term Borrowings	1,509,463	205,960
Proceeds from Issuance of Long-Term Debt	2,608,260	1,376
Repayment of Long-Term Debt	(730,105)	(137,344)
Payment of Cash Dividends	(164,535)	(149,715)
Exercise of Stock Options, Net	28,922	23,673
Purchases of Treasury Stock	(325,410)	(32,460)
Other	576	12

Net Cash Provided by Financing Activities	1,654,923	2,436,668

Decrease in Cash and Due from Banks	(346,905)	(119,282)
Cash and Due from Banks at Beginning of Period	2,359,371	1,890,809

Cash and Due from Banks at End of Period	$2,012,466	1,771,527

Cash Payments
Interest	$240,896	305,875
Federal Income Taxes	85,000	1,388

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2004	2003

Total Shareholders’ Equity, Beginning	$8,667,003	8,604,392
Net Income	430,316	389,947
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains and (Losses) on Securities Available-for-Sale and Qualifying Cash Flow Hedges	219,472	(72,274)

Net Income and Nonowner Changes in Equity	649,788	317,673
Cash Dividends Declared:
Common Stock (2004 - $.32 per share and 2003 - $.26 per share)	(179,901)	(149,509)
Preferred Stock	(185)	(185)
Stock Options Exercised including Treasury Shares Issued	29,241	23,673
Stock-Based Compensation Expense	22,568	35,908
Loans Issued Related to the Exercise of Stock Options, Net	(319)	-
Excess Corporate Tax Benefit Related to Stock-Based Compensation	396	(1,222)
Shares Purchased	(325,410)	(32,460)
Other	576	12

Total Shareholders’ Equity, Ending	$8,863,757	8,798,282

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and 2003, the results of operations for the three months ended March 31, 2004 and 2003, the statements of cash flows for the three months ended March 31, 2004 and 2003 and the statements of changes in shareholders’ equity for the three months ended March 31, 2004 and 2003. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three months ended March 31, 2004 and 2003 and the statements of cash flows for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2003 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the “Registrant” or “Fifth Third”). These Consolidated Financial Statements have been retroactively restated due to the adoption of the fair value method of accounting for stock-based compensation as described in Note 12. For further information on this retroactive adoption, refer to the Registrant’s 8-K filed on April 14, 2004, which presents the Registrant’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2003.

Certain reclassifications have been made to prior periods’ Condensed Consolidated Financial Statements and related notes to conform with the current period presentation.

2.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” and was effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this Standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF No. 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. This Statement was effective for exit or disposal activities initiated after December 31, 2002 and has not had a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was

Notes to Condensed Consolidated Financial Statements (continued)

effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2004, the Registrant adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. As a result, financial information for all prior periods has been restated to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards granted to employees after January 1, 1995. See Note 12 for further discussion.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this Standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard on July 1, 2003 required a reclassification of a minority interest to long-term debt and its corresponding minority interest expense to interest expense, relating to preferred stock issued during 2001 by a subsidiary of the Registrant. The existence of the mandatory redemption feature of this issue upon its mandatory conversion to trust preferred securities necessitated these reclassifications and did not result in any change in bottom line income statement trends.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. This Statement was effective for financial statements with fiscal years ending after December 15, 2003. The Registrant adopted this Standard, and its required disclosures for interim-period financial statements are included in Note 11.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” It also incorporates without change the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending

Notes to Condensed Consolidated Financial Statements (continued)

after December 15, 2002. Significant guarantees that have been entered into by the Registrant are disclosed in Note 6. Adoption of this Standard did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE’s) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE’s) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE’s created after January 31, 2003 and for VIE’s in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Staff Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003),” which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities (SPE’s) for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The Registrant early adopted the provisions of FIN 46 on July 1, 2003. Through March 31, 2004, the Registrant has provided full credit recourse to an unrelated and unconsolidated asset-backed SPE in conjunction with the sale and subsequent leaseback of leased autos. The unrelated and unconsolidated asset-backed SPE was formed for the sole purpose of participating in the sale and subsequent lease-back transactions with the Registrant. Based on this credit recourse, the Registrant is deemed to be the primary beneficiary as it maintains the majority of the variable interests in this SPE and was therefore required to consolidate the entity. Early adoption of this Interpretation required the Registrant to consolidate these operating lease assets and a corresponding liability as well as recognize an after-tax cumulative effect charge of $11 million, representing the difference between the carrying value of the leased autos sold and the carrying value of the newly consolidated obligation as of July 1, 2003. As of March 31, 2004, the outstanding balance of leased autos sold was $618 million. Consolidation of these operating lease assets did not impact risk-based capital ratios or bottom line income statement trends; however lease payments on the operating lease assets are now reflected as a component of other operating income and depreciation expense is now reflected as a component of operating expenses. The Registrant also early adopted the provisions of FIN 46 related to the consolidation of two wholly-owned finance entities involved in the issuance of trust preferred securities. Effective July 1, 2003, the Registrant deconsolidated the wholly-owned issuing trust entities resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations that exist between the Registrant and the issuing trust entities. See Note 6 for discussion of certain guarantees that the Registrant has provided for the benefit of the wholly-owned issuing trust entities related to their debt obligations.

In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for

Notes to Condensed Consolidated Financial Statements (continued)

all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into on or before March 31, 2004. Adoption of this SAB will not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

3.	Intangible Assets

Intangible assets consist of core deposits, acquired merchant processing portfolios and servicing rights. Intangibles, excluding servicing rights, are amortized on a straight-line basis over their estimated useful lives, generally over a period of up to 25 years. The Registrant reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Detail of amortizable intangible assets as of March 31, 2004:

($ in millions)	Gross Carrying Amount	Accumulated Amortization		Valuation Allowance	Net Carrying Amount

Mortgage servicing rights Other consumer and commercial servicing rights Core Deposits	$891 11 341	(454 (2 (186	) ) )	(163 - -)	274 9 155

Total	$1,243	(642)		(163)	438

As of March 31, 2004, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three months ended March 31, 2004 and 2003 was $33 million and $60 million, respectively.

Estimated amortization expense, including servicing rights, for fiscal years 2004 through 2008 is as follows:

For the Years Ended December 31 ($ in millions)

2004 (a)	$125
2005	106
2006	81
2007	54
2008	37

(a) Includes three months actual and nine months estimated

4.	Retained Interests

At March 31, 2004, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interest were as follows:

	Mortgage Servicing Asset		Other Consumer and Commercial Servicing Assets	Consumer Residual Interest

($ in millions)	Fixed Rate	Adjustable Rate	Adjustable Rate	Adjustable Rate

Fair value of retained interests	$245	30	9	27
Weighted-average life (in years)	4.1	3.0	2.2	2.1
Prepayment speed assumption (annual rate)	24.4%	40.3%	40.0%	40.0%
Residual servicing cash flows discount rate (annual)	9.4%	11.5%	12.0%	11.7%
Weighted average default rate	N/A	N/A	N/A	.35%

Notes to Condensed Consolidated Financial Statements (continued)

Based on historical credit experience, expected credit losses for servicing rights have been deemed to not be material.

Changes in capitalized servicing rights for the three months ended March 31:

($ in millions)	2004	2003

Balance at January 1	$299	263
Amount capitalized	21	51
Amortization	(26)	(50)
Sales	-	-
Change in valuation reserve	(11)	(15)

Balance at March 31	$283	249

Changes in the servicing rights valuation reserve for the three months ended March 31:

($ in millions)	2004	2003

Balance at January 1	$(152)	(278)
Servicing valuation provision	(11)	(15)
Permanent impairment write-off	-	91

Balance at March 31	$(163)	(202)

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the mortgage servicing rights (MSR) portfolio. This strategy includes the purchase of various available-for-sale securities (primarily FHLMC and FNMA agency bonds, U.S. treasury bonds and principal only (PO) strips) and the purchase of various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The volatility of interest rates during the first quarter of 2004 and the resulting impact of changing prepayment speeds led to the recognition of $11 million in temporary impairment on the MSR portfolio. In the first quarter of 2003, as temporary impairment of $15 million was recognized on the MSR portfolio due to falling interest rates and earnings rates and corresponding increases in prepayment speed, the Registrant sold certain of these available-for-sale securities resulting in net realized gains of $1 million that were captured as a component of other operating income in the Condensed Consolidated Statements of Income. In addition, the Registrant recognized a net gain of $20 million and $13 million in the first quarter of 2004 and 2003, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of March 31, 2003, the Registrant’s available-for-sale security portfolio included $27 million of securities related to the non-qualifying hedging strategy. As of March 31, 2004, the Registrant no longer held any available-for-sale securities related to its non-qualifying hedging strategy. As of March 31, 2004 and 2003 other assets included free-standing derivative instruments with a fair value of $4 million and $16 million, respectively, on outstanding notional amounts totaling $2.4 billion and $2.1 billion, respectively.

The continued decline in primary and secondary mortgage rates during the first quarter of 2003 led to historically high refinance rates and corresponding increases in prepayment speeds. Therefore, during the first quarter of 2003, the Registrant determined a portion of the MSR portfolio was permanently impaired, resulting in a write-off of $91 million in MSR’s against the related valuation reserve.

Notes to Condensed Consolidated Financial Statements (continued)

Temporary changes in the MSR valuation reserve are captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

5.	Derivative Financial Instruments

The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Forward contracts are contracts in which the buyer agrees to purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Swaptions, which have the features of a swap and an option, allow, but do not require, counterparties to exchange streams of payments over a specified period of time. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed rate MSR portfolio. PO swaps are total return swaps based on changes in the value of the underlying PO trust. The Registrant also enters into foreign exchange contracts and interest rate swaps, floors and caps for the benefit of customers. The Registrant economically hedges significant exposures related to these free-standing derivatives, entered into for the benefit of customers, by entering into offsetting third-party contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional, principal or contract amounts. The Registrant minimizes the credit risk through credit approvals, limits and monitoring procedures. The Registrant hedges its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers.

FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate, long-term debt to floating-rate debt. The Registrant’s practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended March 31, 2004, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2004, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income.

During 2003, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, the fair value of the swaps at the date of the termination was recognized as a premium on the previously hedged long-term debt and is being amortized as an adjustment to yield. The Registrant had approximately $95 million, $138 million and $54 million of fair value hedges included in other assets in the March 31, 2004 and 2003 and December 31, 2003 Condensed Consolidated Balance Sheets, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

The Registrant also enters into forward contracts to hedge the forecasted sale of its residential mortgage loans. For the three months ended March 31, 2004, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans held for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheets. The Registrant had $4 million and $3 million of fair value hedges included in other liabilities as of March 31, 2004 and December 31, 2003, respectively, and $10 million of fair value hedges included in other assets as of March 31, 2003 in the Condensed Consolidated Balance Sheets.

As of March 31, 2004, there were no instances of designated hedges no longer qualifying as fair value hedges.

CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions. As of March 31, 2004, $8 million in net deferred gains, net of tax, related to cash flow hedges were recorded in accumulated nonowner changes in equity. As of March 31, 2003 and December 31, 2003, $13 million and $8 million, respectively, in deferred losses, net of tax, related to cash flow hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of March 31, 2004, $11 million in net deferred gains, net of tax, on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows is approximately 3 years for hedges converting LIBOR-based loans to fixed, 3 years for a hedge entered into to fix the purchase price of certain loans held for sale, 17 months for hedges converting floating-rate, interest-earning assets to fixed and 23 years for hedging fixed-rate debt securities to floating. The Registrant had approximately $25 million of cash flow hedges related to the floating-rate assets included in other assets in the March 31, 2004 Condensed Consolidated Balance Sheet, and $8 million, $21 million, and $7 million included in other liabilities in the March 31, 2004 and 2003 and December 31, 2003 Condensed Consolidated Balance Sheets, respectively.

During the three months ended March 31, 2004, the Registrant recognized a loss of $1 million on amounts reclassified into earnings as a result of a discontinuance of a cash flow hedge as it was deemed no longer probable of occurring by the end of the originally specified time period or within the additional time period specified in SFAS No. 133. As of March 31, 2004, there were no other instances of designated hedges no longer qualifying as cash flow hedges.

FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not designated against specific assets or liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and various other derivative contracts for the benefit of commercial customers. The Registrant economically hedges significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting third-party forward contracts with approved reputable counterparties with matching terms and currencies that are generally settled daily.

Notes to Condensed Consolidated Financial Statements (continued)

Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Additionally, the Registrant occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. Revaluation gains and losses on interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are recorded as a component of mortgage banking revenue, revaluation gains and losses on foreign exchange derivative contracts, other commercial customer derivative contracts and interest rate risk derivative contracts are recorded within other service charges and fees in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

	Three Months Ended March 31,
($ in millions)	2004	2003

Foreign exchange contracts for customers	$11	9
Interest rate lock commitments and forward contracts related to interest rate lock commitments	(2)	-
Derivative instruments related to MSR portfolio	20	13
Derivative instruments related to interest rate risk	12	5

The Registrant has approximately $237 million and $203 million of free-standing derivatives related to commercial customer transactions (both foreign exchange related contracts and other commercial customer related contracts) included in other assets and other liabilities, respectively, in the March 31, 2004 Condensed Consolidated Balance Sheet. The following table reflects all other free-standing derivatives included within other assets:

($ in millions)	March 31, 2004	December 31, 2003	March 31, 2003

Interest rate lock commitments	$(4)	-	8
Forward contracts related to interest rate lock commitments	-	(1)	(7)
Derivative instruments related to MSR portfolio	4	8	16
Derivative instruments related to interest rate risk	9	7	5

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Registrant’s derivative instrument activity (excluding customer derivatives) at March 31, 2004:

($ in millions)	Notional Balance	Weighted Average Remaining Maturity in Months	Average Receive Rate	Average Pay Rate

Interest rate swaps related to debt:
Receive fixed/pay floating	$4,250	62	4.3%	1.8%
Receive floating/pay fixed	853	18	1.1	2.9
Interest rate swaps related to LIBOR-based loans:
Receive fixed/pay floating	3,900	31	2.4	1.1
Mortgage lending commitments:
Forward contracts	1,440	1	-	-
Interest rate lock commitments	988	1	-	-
Mortgage servicing rights portfolio:
Principal only swaps	249	25	-	1.1
Interest rate swaps - Receive fixed/pay floating	412	83	3.7	1.1
Purchased options	1,550	2	3.5	-
Sold options	200	2	4.1	-
Swaptions related to interest rate risk:
Written	400	10	-	3.8
Purchased	400	10	4.5	-

Total	$14,642

The outstanding notional amounts related to commercial customer contracts at March 31, 2004 were approximately $10.0 billion.

6.	Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At March 31, 2004, the Registrant had issued approximately $5.2 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $5.2 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At March 31, 2004, the Registrant maintained a credit loss reserve of approximately $20 million related to these standby letters of credit. Approximately 75 percent of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through March 31, 2004, the Registrant had transferred, subject to credit recourse, certain primarily fixed-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at March 31, 2004 was approximately $2.0 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the

Notes to Condensed Consolidated Financial Statements (continued)

underlying borrowers is approximately equivalent to the total outstanding balance of $2.0 billion at March 31, 2004. The outstanding balances are generally secured by the underlying collateral that include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. Given the investment grade nature of the loans transferred as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

At March 31, 2004, the Registrant had provided credit recourse on approximately $568 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third-party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $568 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $14 million relating to these residential mortgage loans sold.

As of March 31, 2004, the Registrant has also fully and unconditionally guaranteed $341 million of certain long-term borrowing obligations issued by two wholly-owned issuing trust entities that have been deconsolidated upon the early adoption of the provisions of FIN 46. See Note 2 for further discussion of adoption of FIN 46.

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the three months ended March 31, 2004, the Registrant processed approximately $14 million of chargebacks presented by issuing banks, resulting in minimal actual losses to the Registrant. The Registrant accrues for probable losses based on historical experience and maintained an estimated credit loss reserve of approximately $1 million at March 31, 2004.

Fifth Third Securities, Inc (FTS), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of March 31, 2004 was $51 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given certain FTS margin account relationships were in place prior to January 1, 2003 and the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

7.	Pending Acquisition

On July 23, 2002, the Registrant entered into an agreement to acquire Franklin Financial Corporation and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. At March 31, 2004, Franklin Financial Corporation had approximately $948 million in total assets and $801 million in total deposits. The pending transaction is structured as a tax-free exchange of stock for a total transaction value expected to be approximately $305 million. The pending transaction was approved by Franklin Financial Corporation shareholders on May 3, 2004 and is subject to regulatory approval. Pursuant to the current terms of the

Notes to Condensed Consolidated Financial Statements (continued)

Affiliation Agreement with Franklin Financial Corporation, the transaction must be consummated by June 30, 2004.

8.	Discontinued Operations

In December 2003, the Registrant completed the sale of its corporate trust business, a component of the Commercial Banking segment. The discontinued operation had revenues and expenses of $3 million and $2 million, respectively, for the three months ended March 31, 2003.

9.	Related Party Transactions

At March 31, 2004 and 2003, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $382 million and $507 million, respectively. As of March 31, 2004 and 2003, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $123 million and $148 million, respectively.

Commitments to lend to related parties as of March 31, 2004, net of participations, were comprised of $362 million in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $20 million to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

10.	Legal and Regulatory Proceedings

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent and its effect on the Registrant’s infrastructure, including internal controls, prospects and related matters. The complaints seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

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

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions, which outlined a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps included independent third-party reviews and the submission of written plans in a number of areas. These areas included the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology

Notes to Condensed Consolidated Financial Statements (continued)

and strategic planning. On April 7, 2004, the Registrant announced that the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions, have terminated the Written Agreement.

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

11.	Retirement and Benefit Plans

The measurement date for all of the Registrant’s defined benefit retirement plans is December 31. As discussed in Note 2, the Registrant has adopted the expanded disclosure requirements of SFAS No. 132(R). The following summarizes the components of net periodic pension cost:

	Three Months Ended March 31,
($ in thousands)	2004	2003

Service Cost	$205	231
Interest Cost	3,783	3,939
Expected Return on Assets	(4,628)	(3,668)
Amortization & Deferral of Transition Amount	(385)	(463)
Amortization of Actuarial Loss	2,379	3,802
Amortization of Unrecognized Prior Service Cost	128	125

Net periodic pension cost	$1,482	3,966

As previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2003, the Registrant does not expect to contribute to its pension plan in 2004. Based on the current year actuarial assumptions, the Registrant did not make any cash contributions in the first quarter of 2004 and does not anticipate making any cash contributions to the Plan in 2004.

12.	Stock-Based Compensation

Effective January 1, 2004, the Registrant began recognizing expense for stock-based compensation under the fair value method of accounting described in SFAS No. 123. The Registrant also adopted the retroactive restatement method for recognizing stock-based compensation expense described in SFAS No. 148. Under SFAS No. 123, the Registrant recognizes compensation expense for the fair value of the stock-based grants over their vesting period. Stock-based compensation awards were eligible for issuance through March 23, 2004 under the 1998 Long Term Incentive Stock Plan and thereafter are eligible for issuance under the Incentive Compensation Plan, adopted on January 20, 2004 and approved by shareholders on March 23, 2004, to key employees, officers and directors of the Registrant and its subsidiaries. The Incentive Compensation Plan provides for nonqualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units and stock awards. Option grants are at fair market value at the date of the grant, have up to ten year terms and vest and become fully exercisable at the end of three to four years of continued employment. There were no significant stock-based grants during the three months ended March 31, 2004. Stock-based grants during the three months ended March 31, 2003 represented approximately 1.0% of average outstanding shares. The weighted

Notes to Condensed Consolidated Financial Statements (continued)

average fair value of options granted was $14.44 and $18.38 for the three months ended March 31, 2004 and March 31, 2003, respectively. The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2003:

	2004	2003

Expected Dividend Yield	2.07 - 2.26%	1.6%
Expected Option Life (in years)	6.0	9.0
Expected Volatility	28%	29%
Risk-Free Interest Rate	3.15%	3.99%

The adoption of the retroactive restatement method resulted in the restatement of previously reported balances of capital surplus, retained earnings and deferred taxes. As of March 31, 2003, previously reported capital surplus was increased by $565 million, retained earnings were decreased by $469 million and deferred tax assets were increased by $96 million. As of December 31, 2003, previously reported capital surplus was increased by $633 million, retained earnings were decreased by $529 million and deferred tax assets were increased by $104 million. In addition, in adopting the fair value method of expense recognition, the Registrant determined that in 2000 and 2001 certain outstanding stock options exchanged in immaterial business combinations were omitted from the determination of total purchase price and resulting goodwill. Adjustment for those items resulted in an additional increase in goodwill and capital surplus as of March 31, 2003 and December 31, 2003 of $38 million.

Stock-based compensation expense is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income. The impact of the adoption of the retroactive restatement method for employee stock-based compensation on previously reported net income, basic and diluted earnings per share for the three months ended March 31, 2003 is as follows:

$ in millions, (except per share data)

Net income available to common shareholders, as previously reported	$419
Stock-based compensation expense determined under the fair value method, net of tax	(29)

Net income available to common shareholders, as restated	$390

Basic earnings per share:
As previously reported	$.73
As restated	.68
Diluted earnings per share:
As previously reported	.72
As restated	.67

Notes to Condensed Consolidated Financial Statements (continued)

13.	Nonowner Changes in Equity

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

	Three Months Ended March 31,
($ in millions)	2004	2003

Reclassification adjustment, pretax:
Change in unrealized net gains (losses) arising during period	$336	(90)
Reclassification adjustment for net gains included in net income	(25)	(26)

Change in unrealized net gains (losses) on securities available-for-sale	$311	(116)

Related tax effects:
Change in unrealized net gains (losses) arising during period	$117	(31)
Reclassification adjustment for net gains included in net income	(9)	(9)

Change in unrealized net gains (losses) on securities available-for-sale	$108	(40)

Reclassification adjustment, net of tax:
Change in unrealized net gains (losses) arising during period	$219	(59)
Reclassification adjustment for net gains included in net income	(16)	(17)

Change in unrealized net gains (losses) on securities available-for-sale	$203	(76)

Accumulated nonowner changes in equity:
Beginning balance - Unrealized net (losses) gains on securities available-for-sale, net of tax benefit of $28 million and tax of $236 million, respectively	$(49)	438
Change in unrealized net gains (losses) on securities available-for-sale, net of tax	203	(76)

Ending balance - Unrealized net gains on securities available-for-sale, net of tax of $80 million and $196 million, respectively	$154	362

Beginning balance - Unrealized net losses on qualifying cash flow hedges, net of tax benefit of $4 million and $9 million, respectively	$(8)	(17)
Change in unrealized net losses on qualifying cash flow hedges, net of tax of $8 million and $2 million, respectively	16	4

Ending balance - Unrealized net gains (losses) on qualifying cash flow hedges, net of tax of $4 million and tax benefit of $7 million, respectively	$8	(13)

Beginning balance - Minimum pension liability, net of tax benefit of $34 million and $28 million, respectively	$(63)	(52)
Current period change	-	-

Ending balance - Minimum pension liability, net of tax benefit of $34 million and $28 million, respectively	$(63)	(52)

Ending balance - Unrealized net gains on securities available-for-sale	$154	362
Unrealized net gains (losses) on qualifying cash flow hedges	8	(13)
Minimum pension liability	(63)	(52)

Accumulated nonowner changes in equity	$99	297

Notes to Condensed Consolidated Financial Statements (continued)

14.	Earnings Per Share

The reconciliation of earnings per share to earnings per diluted share follows:

	Three Months Ended March 31,
	2004			2003
(in thousands, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount

EPS
Income from continuing operations	$430,316			$389,134
Dividends on preferred stock	(185)			(185)

Net income from continuing operations available to common shareholders	$430,131	563,583	$.76	$388,949	574,366	$.68
Income from discontinued operations, net of tax	-		-	813		-

Net income available to common shareholders	$430,131	563,583	$.76	$389,762	574,366	$.68

Diluted EPS
Net income from continuing operations available to common shareholders	$430,131	563,583		$388,949	574,366
Effect of dilutive securities:
Stock options	-	7,721		-	8,095
Dividends on convertible preferred stock	145	308		145	308

Income from continuing operations plus assumed conversions	$430,276	571,612	$.75	$389,094	582,769	$.67
Income from discontinued operations, net of tax	-		-	813		-

Net income available to common shareholders plus assumed conversions	$430,276	571,612	$.75	$389,907	582,769	$.67

Options to purchase 6.7 million and 7.2 million shares outstanding during the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

15.	Business Segment Information

The Registrant’s principal activities include Retail Banking, Commercial Banking, Investment Advisory Services and Electronic Payment Processing. Retail Banking provides a full range of deposit products and consumer loans and leases. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Investment Advisory Services provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions, the Registrant’s electronic payment processing division, provides electronic funds transfer (EFT) services, merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. General Corporate and Other includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

The financial information for each operating segment is reported on the basis used internally by the Registrant’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions, principally EFT services from Fifth Third Processing Solutions to the banking segments, are generally charged at rates available to and transacted with unaffiliated customers.

Notes to Condensed Consolidated Financial Statements (continued)

The performance measurement of the operating segments is based on the management structure of the Registrant and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segment’s financial condition and results of operations if they were independent entities.

Results of operations and selected financial information by operating segment for the three months ended March 31, 2004 and 2003 are as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisory Services	Electronic Payment Processing (a)	General Corporate and Other	Eliminations (a)	Total

Three months ended March 31, 2004:
Net interest income (b)	$285	437	37	-	-	-	759
Provision for credit losses	35	48	-	-	-	-	83

Net interest income after provision for credit losses	250	389	37	-	-	-	676
Other operating income	114	202	93	156	70	(9)	626
Operating expenses	128	313	92	97	31	(9)	652

Income before income taxes and cumulative effect	236	278	38	59	39	-	650
Applicable income taxes (c)	80	94	13	20	13	-	220

Net income available to common shareholders	$156	184	25	39	26	-	430

Selected Financial Information
Goodwill as of January 1, 2004	$188	234	99	217	-	-	738
Goodwill recognized	-	-	-	-	-	-	-

Goodwill as of March 31, 2004	$188	234	99	217	-	-	738

Identifiable assets	$25,035	30,658	2,239	456	35,344	-	93,732

Three months ended March 31, 2003:
Net interest income (b)	$265	408	32	-	11	-	716
Provision for credit losses	34	50	1	-	-	-	85

Net interest income after provision for credit losses	231	358	31	-	11	-	631
Other operating income	109	182	82	138	82	(8)	585
Operating expenses	118	288	79	87	49	(8)	613

Income from continuing operations before income taxes and minority interest	222	252	34	51	44	-	603
Applicable income taxes (c)	76	85	12	17	14	-	204
Minority interest, net	-	(10)	-	-	-	-	(10)
Income from discontinued operations	1	-	-	-	-	-	1

Net income available to common shareholders	$147	157	22	34	30	-	390

Selected Financial Information
Goodwill as of January 1, 2003	$188	234	101	217	-	-	740
Goodwill recognized	-	-	-	-	-	-	-

Goodwill as of March 31, 2003	$188	234	101	217	-	-	740

Identifiable assets	$22,150	27,824	1,882	491	31,978	-	84,325

(a)	Electronic Payment Processing service revenues provided to the banking segments by Fifth Third Processing Solutions are eliminated in the Condensed Consolidated Statements of Income.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $9 million and $10 million for the three months ended March 31, 2004 and 2003, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

16.	Subsequent Event

On April 1, 2004, the Registrant sold certain out-of-footprint, third-party sourced merchant processing contracts. The net income from these third-party sourced merchant processing contracts in relation to the Registrant and the Electronic Payment Processing segment is not material to their respective overall results of operations. In connection with this sale, as of March 31, 2004, the Registrant reclassified $40 million from intangible assets to assets held for sale included in other assets in the accompanying Condensed Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the Registrant’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing.

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Registrant including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Registrant does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) changes and trends in the securities markets; (7) legislative or regulatory changes or actions, or significant litigation, adversely affect the Registrant or the businesses in which the Registrant is engaged; and (8) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity. The Registrant undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Results of Operations

The Registrant’s net income was $430 million for the first quarter of 2004, up 10 percent compared to $390 million for the same period last year. Earnings per diluted share were $.75 for the first quarter, up 12 percent from $.67 for the same period last year. Financial results in the current and all prior periods are impacted by the Registrant’s adoption on a retroactive basis of the fair value provisions of SFAS No. 123 for expense recognition of employee stock-based compensation. The impact on salaries, wages, and incentives expense for the first quarter of 2004 was $23 million ($19 million after-tax), compared to $36 million ($29 million after-tax) in the first quarter of 2003.

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a fully taxable equivalent (FTE) basis as the interest on certain loans and securities held by the Registrant is not taxable for federal income tax purposes. The FTE basis adjusts for the tax-favored status of income from certain loans and securities. The Registrant believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash dividends per share paid to shareholders for the first quarter of 2004 increased 23 percent to $.32 per common share compared to the same period in 2003. The Registrant’s net interest income (FTE), net income, earnings per share, earnings per diluted share, cash dividends per share, dividend payout ratio, return on average assets (ROA), return on average equity (ROE), net interest margin (FTE) and efficiency ratio for the three months ended March 31, 2004 and 2003 are as follows:

TABLE 1: Operating Data

	Three Months Ended March 31,
($ in millions, except per share data)	2004	2003

Net interest income (FTE)	$759	716
Net income	430	390
Earnings per share	.76	.68
Earnings per diluted share	.75	.67
Cash dividends per common share	.32	.26
Dividend payout ratio	42.7%	38.8
ROA	1.88%	1.90
ROE	19.7%	18.0
Net interest margin (FTE)	3.60%	3.74
Efficiency ratio	47.1%	47.2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (Taxable Equivalent Basis)

	For the Three Months Ended March 31,
($ in millions)	2004			2003

	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate

Assets
Interest-Earning Assets:
Loans and Leases (a)	$54,688	$672	4.94%	$50,026	$680	5.51%
Securities:
Taxable	28,854	308	4.30	26,288	310	4.80
Exempt from Income Taxes (a)	995	18	7.27	1,087	19	7.12
Other Short-Term Investments	231	1.90		307	1	1.02

Total Interest-Earning Assets	84,768	999	4.74	77,708	1,010	5.27
Cash and Due from Banks	2,046			1,558
Other Assets	5,828			4,513
Reserve for Credit Losses	(773)			(694)

Total Assets	$91,869			$83,085

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$19,552	$37.75%		$18,202	$55	1.23%
Savings	7,294	9.49		8,207	21	1.04
Money Market	3,149	7.85		3,016	9	1.24
Other Time Deposits	6,590	44	2.69	7,830	62	3.22
Certificates - $100,000 and Over	1,403	5	1.54	2,998	12	1.67
Foreign Office Deposits	5,935	15	1.01	2,951	10	1.31
Federal Funds Purchased	7,192	18	1.00	6,240	20	1.28
Short-Term Bank Notes	500	1	1.01	-	-	-
Other Short-Term Borrowings	6,837	16.92		3,957	13	1.28
Long-Term Debt	10,294	88	3.48	8,130	92	4.61

Total Interest-Bearing Liabilities	68,746	240	1.41	61,531	294	1.94
Demand Deposits	11,402			9,529
Other Liabilities	2,942			2,774

Total Liabilities	83,090			73,834
Minority Interest	-			466
Shareholders’ Equity	8,779			8,785

Total Liabilities and Shareholders’ Equity	$91,869			$83,085

Net Interest Income Margin (FTE)		$759	3.60%		$716	3.74%

Net Interest Rate Spread (FTE)			3.33%			3.33%

Interest-Bearing Liabilities to Interest-Earning Assets			81.10%			79.18%

(a) Interest income and yield include the effects of taxable equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expenses. The net taxable equivalent adjustment amounts included in the above table are $9 million and $10 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income (FTE) for the first quarter of 2004 was $759 million, a six percent increase over $716 million for the same period last year despite a 14 basis point (bp) decrease in net interest margin. The increase in net interest income was due to the $7.1 billion, or nine percent, increase in average interest-earning assets, mitigated by the decrease in net interest margin. The net interest margin has contracted as compared to the same period in 2003 due to the absolute level of interest rates and the impact of new origination volumes at lower market rates of interest. The contribution of noninterest-bearing funding to the net interest margin declined from 41 bp in the first quarter of 2003 to 27 bp in the first quarter of 2004, largely due to the Registrant’s share repurchase activity. The Registrant has repurchased 15.5 million shares of its common stock for a total of approximately $922 million since the beginning of the second quarter in 2003, including the 5.6 million shares repurchased in the first quarter 2004. The Registrant views share repurchases as an effective means of delivering value to shareholders in the current low interest rate environment. Additional contraction in the net interest margin is attributable to the implementation of SFAS No. 150 during the third quarter of 2003, and the resulting reclassification of $11 million of minority interest expense into interest expense in the first quarter of 2004 in comparison to 2003. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of SFAS No. 150. The Registrant expects that net interest margin and net interest income trends in coming periods will continue to benefit from the steepness in the short end of the yield curve and moderation in the level of prepayment activity with absolute results dependent on the magnitude of deposit growth in relation to balance sheet growth and the speed of interest rate changes in an improving economy.

The provision for credit losses was $83 million in the first quarter of 2004 compared to $85 million in the same period last year and $94 million last quarter. Net charge-offs for the quarter were $71 million compared to $65 million in the first quarter of 2003 and $95 million last quarter. However, net charge-offs as a percent of average loans and leases outstanding decreased 2 bp to .54 percent for the first quarter of 2004 from .56 percent for the first quarter of 2003 and decreased 18 bp from last quarter. The increase in net charge-offs in the current quarter compared to the first quarter of 2003 was primarily due to higher net charge-offs in commercial loans. Total commercial loan net charge-offs increased $4.7 million to $27.4 million in the current quarter compared to $22.7 million in the first quarter of 2003. The ratio of commercial loan net charge-offs to average loans outstanding in the first quarter of 2004 was .77 percent, compared with .70 percent in the first quarter of 2003. The increase in commercial loan net charge-offs compared to the first quarter of 2003 was concentrated in certain markets, including Cincinnati and Indianapolis, with individual credits ranging in size from less than $1 million to approximately $7 million. The Registrant experienced significant improvement in commercial loan net charge-off activity in the first quarter of 2004 as compared to the fourth quarter of 2003 as a result of overall improving credit trends and economic outlook. Commercial mortgage net charge-offs increased by $1.8 million in the current quarter compared with the first quarter of 2003. The increase was primarily due to weakness experienced in the Western Michigan commercial real estate sector during the current quarter. Total lease net charge-offs in the first quarter of 2004 were $6.7 million, compared with $9.7 million in the first quarter of 2003. The ratio of lease net charge-offs to average leases outstanding in the first quarter of 2004 was .48 percent, compared with .73 percent in the first quarter of 2003. Improvements in the level of lease net charge-off activity as compared to the first quarter of 2003 are attributable in large part to the Indianapolis market and are consistent with levels seen in more recent quarterly periods. Total consumer loan net charge-offs in the first quarter of 2004 were $29.6 million compared with $23.1 million in the first quarter of 2003, with increases in largely all markets. The ratio of consumer loan net charge-offs to average loans outstanding in the first quarter of 2004 was ..68 percent, compared with .61 percent in the first quarter of 2003. The weaker credit experience in consumer loans was partially offset by improvement in net charge-offs experienced in residential mortgages, which improved from $8.8 million in the first quarter of 2003 to $4.4 million in the first quarter of 2004. The ratio of residential mortgage charge-offs improved from .90 percent to .38 percent. The tables below provide the summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Summary of Credit Loss Experience

	Three Months Ended March 31,
($ in thousands)	2004	2003

Losses Charged Off:
Commercial, financial and agricultural loans	$(31,520)	(27,140)
Real estate – commercial mortgage loans	(3,070)	(1,061)
Real estate – construction loans	(558)	(198)
Real estate – residential mortgage loans	(4,399)	(8,806)
Consumer loans	(39,560)	(33,266)
Lease financing	(8,803)	(12,007)

Total Losses	(87,910)	(82,478)

Recoveries of Losses Previously Charged Off:
Commercial, financial and agricultural loans	4,136	4,489
Real estate – commercial mortgage loans	928	686
Real estate – construction loans	19	176
Real estate – residential mortgage loans	26	2
Consumer loans	9,919	10,159
Lease financing	2,054	2,310

Total Recoveries	17,082	17,822

Net Losses Charged Off:
Commercial, financial and agricultural loans	(27,384)	(22,651)
Real estate – commercial mortgage loans	(2,142)	(375)
Real estate – construction loans	(539)	(22)
Real estate – residential mortgage loans	(4,373)	(8,804)
Consumer loans	(29,641)	(23,107)
Lease financing	(6,749)	(9,697)

Total Net Losses Charged Off	$(70,828)	(64,656)

Reserve for Credit Losses, beginning	$770,394	683,193
Total Net Losses Charged Off	(70,828)	(64,656)
Provision Charged to Operations	83,240	84,817

Reserve for Credit Losses, ending	$782,806	703,354

TABLE 4: Net Charge-Offs as a Percentage of Average Loans and Leases By Category

	Three Months Ended March 31,
	2004	2003

Commercial, financial and agricultural loans	.77%	.70
Real estate – commercial mortgage loans	.12	.03
Real estate – construction loans	.06	-
Real estate – residential mortgage loans	.38	.90
Consumer loans	.68	.61
Lease financing	.48	.73

Weighted Average Ratio	.54%	.56

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collection standards. In addition, the Registrant also emphasizes diversification on a geographic, industry and customer level and performs regular credit examinations and quarterly management reviews of large credit exposures as well as loans experiencing deterioration of credit quality.

The Registrant has not substantively changed in the current year any aspect to its overall approach in the determination of the reserve for loan and lease losses, and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period reserve. The increase in the provision for credit losses in the current quarter compared to the same period last year is primarily due to the increase in the total loan and lease portfolio as well as the overall assessed probable estimated loan and lease losses inherent in the portfolio. The reserve for credit losses at March 31, 2004 was at 1.45 percent of the total loan and lease portfolio compared to 1.47 at December 31, 2003 as the Registrant’s consideration of historical and anticipated loss rates in the portfolio has remained relatively consistent. The reserve for credit losses at March 31, 2003 was 1.49 percent of the total loan and lease portfolio. Additionally, the Registrant’s long history of low exposure limits, avoidance of national or sub-prime lending businesses, centralized risk management and diversified portfolio provide an effective position to weather an economic downturn and reduces the likelihood of significant unexpected credit losses.

Compared to the same periods in 2003, total other operating income increased seven percent to $626 million in the first quarter of 2004. Electronic payment processing revenue was $148 million in the first quarter of 2004, an increase of 14 percent compared to the same period in 2003. The Registrant continues to realize strong sales momentum from the addition of new customer relationships in both its merchant services and EFT businesses. Compared to the same period in 2003, merchant processing revenues increased 23 percent during the first quarter of 2004. The increase in merchant processing revenue in the current quarter was due to the addition of new customers and resulting increases in merchant transaction volumes, as well as an increase in transaction volume growth on the existing customer base reflective of the improvements in the retail sector of the economy. Compared to the same period in 2003, EFT revenues increased by four percent in the first quarter of 2004. Comparison to the prior period is impacted by the $7 million first quarter 2004 revenue impact associated with the 2003 MasterCard®/VISA® settlement. During 2003, VISA® and MasterCard® reached separate agreements to settle merchant litigation regarding debit card interchange reimbursement fees. These agreements, implemented in August 2003, included provisions to lower fee structures that resulted in a reduction in revenues for debit card issuers. The Registrant now handles electronic processing for over 201,000 merchant locations and 1,650 financial institutions worldwide.

Service charges on deposits increased eight percent over last year’s first quarter, primarily due to continued sales success in corporate treasury management products and commercial deposit campaigns. Commercial deposit revenues increased 14 percent over last year’s first quarter on the strength of continued focus on cross-sell initiatives and new customer relationships. Retail deposit revenues increased two percent over last year’s first quarter reflecting moderate success in new account generation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue decreased $33 million to $44 million in the first quarter of 2004 compared to the same period in 2003. The components of mortgage banking net revenue for the three months ended March 31, 2004 and March 31, 2003 are as follows:

TABLE 5: Components of Mortgage Banking Net Revenue

	Three Months Ended March 31,
($ in millions)	2004	2003

Total mortgage banking fees and loan sales	$61	129
Net gains and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	18	14
Net valuation adjustments and amortization on MSR’s	(35)	(66)

Mortgage banking net revenue	44	77
Securities gains, net – non-qualifying hedges on mortgage servicing	-	1

Total mortgage banking net revenue, including securities gains related to risk management strategy	$44	78

Mortgage originations declined to $2.0 billion in the first quarter of 2004 as compared to $4.3 billion in the same period last year directly contributing to the decrease in core mortgage banking fees in the first quarter of 2004 compared to the first quarter of 2003. The Registrant currently expects mortgage banking originations and revenues to stabilize at levels similar to those seen this quarter as compared to the record level of refinance activity and applications seen during 2003.

The Registrant maintains a comprehensive management strategy relative to its mortgage banking activity, including consultation with an outside independent third-party specialist, in order to manage a portion of the risk associated with changes in impairment on its MSR portfolio as a result of changing interest rates. This strategy includes the utilization of available-for-sale securities and free-standing derivatives as well as engaging in loan securitization and sale transactions. The Registrant’s non-qualifying hedging strategy includes the purchase of various securities (primarily FHLMC and FNMA agency bonds, US treasury bonds and PO strips) and the purchase of free-standing derivatives (PO swaps, swaptions, floors, interest rate swaps, options and forward contracts). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The value of MSRs can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline, the value of MSRs declines because, as loans are prepaid to take advantage of an interest rate decline, no further servicing fees are collected in respect to those loans. The decrease in interest rates during the first quarter of 2004 and corresponding increase in prepayment speeds led to a net unfavorable change of $11 million in the valuation reserve for the MSR portfolio in the first quarter of 2004 as compared to the $15 million in temporary impairment recognized in the first quarter of 2003. The servicing rights are typically deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. Additionally, the Registrant realized net gains from settled free-standing derivative instruments as well as mark-to-market adjustments on outstanding free-standing derivatives during the first quarter of 2004 and 2003 as illustrated in Table 5.

Compared to the same period in 2003, investment advisory revenue increased 17 percent to $93 million in the first quarter of 2004. The increase in revenue in the current quarter compared to the first quarter of 2003 resulted primarily from strengthening sales in retirement plan services and both proprietary and third party mutual funds and improved institutional asset management revenues. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

advantage of a diverse and expanding customer base. The Registrant is one of the largest money managers in the Midwest and as of March 31, 2004 had over $179 billion in assets under care and $34 billion in assets under management.

Compared to the same period in 2003, total other service charges and fees decreased 11 percent to $141 million in the first quarter of 2004. The major components of other service charges and fees for the three months ended March 31, 2004 and 2003 are as follows:

TABLE 6: Components of Other Service Charges and Fees

	Three Months Ended March 31,
($ in millions)	2004	2003

Cardholder fees	$12	14
Consumer loan and lease fees	13	16
Commercial banking revenue	41	46
Bank owned life insurance income	15	15
Insurance income	7	5
Other	53	62

Total Other Service Charges and Fees	$141	158

Compared to the same period in 2003, other service charges and fees were flat to down across most of the categories. The other component of other service charges and fees declined due to a $3 million decline in gains on sale of fixed assets and a $3 million decline in customer interest rate derivative product fee revenue in the first quarter of 2004. The Registrant expects other service charges and fees revenue to remain at levels consistent with the first quarter 2004.

The efficiency ratio (operating expenses divided by the sum of taxable equivalent net interest income and other operating income) was 47.1 percent and 47.2 percent for the first quarter of 2004 and 2003, respectively. Total operating expenses increased $38 million, or six percent, to $652 million compared to the first quarter of 2003. Compared to the same period in 2003, salaries, wages, incentives and benefits decreased three percent in the first quarter of 2004. The Registrant continues to focus on efficiency initiatives, including increasing the level of automation of processes to improve operating leverage. The other component of other operating expenses was down slightly to $63 million in the first quarter of 2004 as compared to $69 million in the same period of 2003. The major components of other operating expenses for the three months ended March 31, 2004 and 2003 are shown in Table 7.

Operating expenses for the first quarter of 2004 include $38 million of expense, primarily depreciation expense, on operating lease assets consolidated as a result of the early adoption of FIN 46. See Note 2 of the Notes to Condensed Consolidated Financial Statements for discussion of adoption of FIN 46. Excluding the impact of FIN 46, total operating expenses were flat in comparison to the same period in 2003; comparisons being provided to supplement an understanding of the fundamental trends in operating expenses.

Comparisons of total operating expenses to prior periods are impacted by implications of growth in all of the Registrant’s markets and increases in spending related to the expansion and improvement of the sales force, increases in employee benefit expenses, growth of the retail banking platform, continuing investment in support personnel including risk management and internal audit functions, among others, process improvement, technology and infrastructure to support recent and future growth, volume related increases in expenses such as bankcard and increased FDIC insurance expense mitigated by the cost benefits being realized from certain outsourcing arrangements and a reduction in overall stock-based compensation expenses. Additionally, in areas

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

that have experienced volume decreases like mortgage originations, which are down from the historic highs seen in 2003, the Registrant has been actively reducing the cost infrastructure.

TABLE 7: Components of Other Operating Expenses

	Three Months Ended March 31,
($ in millions)	2004	2003

Marketing and communications	$26	25
Postal and courier	12	12
Bankcard	47	36
Intangible amortization	9	9
Franchise and other taxes	10	10
Loan and lease	18	25
Printing and supplies	8	8
Travel	7	10
Data processing and operations	27	22
Other	63	69

Total Other Operating Expenses	$227	226

Financial Condition and Capital Resources

The Registrant’s balance sheet remains strong with high-quality assets and solid capital levels. Total assets were $93.7 billion at March 31, 2004 compared to $91.2 billion at December 31, 2003 and $84.3 billion at March 31, 2003, an increase of three percent and 11 percent, respectively. Return on average equity was 19.7 percent for the first quarter of 2004 up from 18.0 percent from the comparable period in 2003. Return on average assets was 1.88 percent for the first quarter of 2004 and 1.90 percent for the same period last year.

The Registrant’s total loan portfolio excluding held for sale was $53.9 billion at March 31, 2004 compared to $52.3 billion at December 31, 2003 and $47.3 billion at March 31, 2003, an increase of three percent and 14 percent, respectively. The Registrant’s held-for-sale portfolio was $1.7 billion at March 31, 2004 compared to $1.9 billion at December 31, 2003 and $3.0 billion at March 31, 2003. The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

TABLE 8: Components of Loan Portfolio (including held for sale)

($ in millions)	March 31, 2004	December 31, 2003	March 31, 2003

Commercial:
Commercial	$14,548	14,226	13,381
Mortgage	7,197	6,894	5,984
Construction	3,493	3,301	3,065
Leases	3,350	3,264	2,998

Subtotal	28,588	27,685	25,428
Consumer:
Installment	17,722	17,429	15,270
Mortgage & Construction	6,138	5,865	6,570
Credit Card	757	762	562
Leases	2,368	2,448	2,448

Subtotal	26,985	26,504	24,850

Total	$55,573	54,189	50,278

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commercial loan and lease outstandings, including loans held for sale, totaled $28.6 billion at March 31, 2004 compared to $27.7 billion at December 31, 2003 and $25.4 billion at March 31, 2003, an increase of three percent and 12 percent, respectively. The increase in commercial loans and leases was attributable to growth in middle-market and small business commercial loan originations and on the strength of new customer additions and strong sales results in Columbus, Chicago, Indianapolis and Lexington. The following tables provide a breakout of the commercial loan and lease portfolio, including held for sale, by major industry classification and by size of credit illustrating the diversity and granularity of the Registrant’s portfolio. The commercial portfolio is further characterized by 88 percent of outstanding balances and 89 percent of exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Florida, Michigan, Illinois, West Virginia and Tennessee. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 95 percent of outstanding balances and 93 percent of exposures concentrated within these eight states. The mortgage and construction segments of the commercial portfolio are characterized by 98 percent of outstanding balances and exposures concentrated within these eight states. As part of its overall credit risk management strategy, the Registrant emphasizes small participations in individual credits, strict monitoring of industry concentrations within the portfolio and a relationship-based lending approach that determines the level of participation in individual credits based on multiple factors, including the existence of and potential to provide additional products and services.

TABLE 9: Commercial Loan and Lease Portfolio Exposure by Industry

	March 31, 2004		March 31, 2003

($ in millions)	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)

Manufacturing	$3,575	7,505	3,287	6,983
Real Estate	6,408	7,477	5,450	6,294
Construction	3,235	5,162	3,055	4,710
Retail Trade	2,583	4,176	2,246	3,831
Business Services	1,870	2,965	1,881	2,892
Wholesale Trade	1,428	2,599	1,219	2,314
Individuals	1,601	2,068	846	1,120
Financial Services & Insurance	695	2,023	479	1,757
Healthcare	1,203	1,803	1,005	1,464
Transportation & Warehousing	1,288	1,531	998	1,218
Accommodation & Food	865	1,146	864	1,058
Public Administration	851	938	766	861
Other Services	683	923	859	1,277
Communication & Information	455	842	430	630
Other	549	836	929	973
Agribusiness	466	609	420	543
Entertainment & Recreation	425	599	351	435
Utilities	215	544	120	470
Mining	193	304	223	354

Total	$28,588	44,050	25,428	39,184

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 10: Commercial Loan Portfolio Exposure by Loan Size by Obligor

	March 31, 2004		March 31, 2003

	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)

Less than $5 million	64%	54	67	56
$5 million to $15 million	25	27	24	27
$15 million to $25 million	8	12	8	11
Greater than $25 million	3	7	1	6

Total	100%	100	100	100

(a) Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

Consumer installment loan balances, including held for sale, increased two percent compared to December 31, 2003 and increased 16 percent compared to March 31, 2003. This increase was attributable to continued strong direct origination volume of $1.5 billion during the first quarter of 2004. The Registrant is continuing to devote significant focus on producing banking center based loan originations given the strong credit performance and attractive yields available in these products. Residential mortgage and construction loans, including held for sale, totaled $6.1 billion at March 31, 2004 compared to $5.9 billion at December 31, 2003 and $6.6 billion at March 31, 2003, an increase of five percent and a decrease of seven percent, respectively. Comparisons to prior periods are directly dependent upon the volume and timing of originations as well as the timing on loan sales. Residential mortgage originations totaled $2.0 billion in the first quarter of 2004 compared to $1.9 billion in the fourth quarter of 2003 and $4.3 billion in the first quarter of 2003. Consumer lease balances decreased three percent during the first quarter compared to both December 31, 2003 and March 31, 2003.

At March 31, 2004, total investment securities were $30.9 billion, compared to $29.2 billion at December 31, 2003 and $27.3 billion at March 31, 2003, an increase of six percent and 13 percent, respectively, and proportionately remained relatively consistent with the growth in the overall balance sheet. The estimated average life of the available-for-sale portfolio at March 31, 2004 was 4.2 years based on current prepayment expectations as compared to 3.2 years at March 31, 2003. The weighted average yield of the available-for-sale securities portfolio at March 31, 2004 was 4.5 percent compared to 5.0 percent at March 31, 2003.

Total deposits at March 31, 2004 increased $692 million, or one percent, compared to March 31, 2003 due to a $2.0 billion increase in transaction deposits and a $2.6 billion increase in foreign office deposits, offset by a $3.9 billion decrease in time deposits. The transaction account deposit growth during the current period is primarily attributable to commercial customer additions, net new retail checking account growth resulting from the Registrant’s competitive deposit products and a continued focus on expanding the customer base through successful deposit campaigns. Total deposits decreased $1.8 billion, or three percent, over December 31, 2003, due largely to a $2.0 billion decrease in foreign office deposits. The movement in these deposits is a function of overall balance sheet requirements. Transaction deposits were down one percent and time deposits were up six percent compared to December 31, 2003. The deposit balances represent an important source of funding and revenue growth opportunity and the Registrant is continuing to focus on net checking account growth in its retail and commercial franchises.

Short-term borrowings and federal funds purchased totaled $15.3 billion, compared to $13.2 billion at December 31, 2003 and $9.2 billion at March 31, 2003. The movement in these borrowings is a function of overall balance sheet funding requirements. Long-term debt was $11.0 billion at March 31, 2004, compared with $9.1 billion at December 31, 2003 and $8.0 billion at March 31, 2003. As previously discussed, the early adoption of FIN 46 on July 1, 2003 resulted in the consolidation of an SPE for which the Registrant is deemed to be the primary beneficiary. The early adoption of FIN 46 resulted in the consolidation of a long-term debt obligation totaling

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$1.1 billion on July 1, 2003. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion of adoption of FIN 46. As previously discussed, adoption of SFAS No. 150 on July 1, 2003 resulted in the reclassification of a $482 million minority interest to long-term debt, relating to preferred stock issued during 2001 by a subsidiary of the Registrant. See Note 2 for further discussion of adoption of SFAS No. 150. In addition to the above, during the third quarter of 2003, an indirect wholly owned subsidiary of the Registrant issued $500 million of senior notes with a fixed interest rate of 3.4 percent maturing on August 15, 2008, and during the first quarter of 2004, the Registrant issued $2.1 billion of medium-term and long-term bank notes with interest rates ranging from 2.7 percent to 5.2 percent and maturities ranging from 18 months to 15 years. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funds.

Total nonperforming assets were $308 million at March 31, 2004, down $10 million compared to $318 million at December 31, 2003, and up $1 million compared to $307 million at March 31, 2003. Total nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned declined to .57 percent as of March 31, 2004 from .61 percent and .65 percent as of December 31, 2003 and March 31, 2003, respectively. During the same periods there has also been a decrease in loans and leases ninety days past due. Table 12 below provides a breakout of the commercial nonaccrual loans and leases by loan size further illustrating the granularity of the Registrant’s commercial loan portfolio. Nonperforming consumer loans and other assets, including other real estate owned, reflect the estimated salvage value of underlying collateral associated with previously charged-off assets.

Total underperforming assets were $441 million at March 31, 2004, or .82 percent of total loans, leases and other assets, including other real estate owned, down 7 bps compared to $464 million, or .89 percent, at December 31, 2003, and down 11 bps compared to $441 million, or .93 percent, at March 31, 2003. The tables below provide a summary of nonperforming and underperforming assets and commercial nonaccrual loans and leases exposure by loan size by obligor:

TABLE 11: Summary of Nonperforming and Underperforming Assets

($ in millions)	March 31, 2004	December 31, 2003	March 31, 2003

Nonaccrual loans and leases	$233	242	278
Renegotiated loans and leases	1	8	-
Other assets, including other real estate owned	74	68	29

Total nonperforming assets	308	318	307
Ninety days past due loans and leases	133	146	134

Total underperforming assets	$441	464	441

Nonperforming assets as a percent of total loans, leases and other real estate owned	.57%	.61	.65
Underperforming assets as a percent of total loans, leases and other real estate owned	.82%	.89	.93

TABLE 12: Summary of Commercial Nonaccrual Loans and Leases by Loan Size by Obligor

	March 31, 2004	December 31, 2003	March 31, 2003

Less than $200,000	25%	23	14
$200,000 to $1 million	39	34	25
$1 million to $5 million	26	28	36
$5 million to $10 million	10	15	16
$10 million to $15 million	-	-	9

Total	100%	100	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 2004, shareholders’ equity was $8.9 billion compared to $8.7 billion at December 31, 2003 and $8.8 billion at March 31, 2003, an increase of two percent and one percent, respectively. Average shareholders’ equity as a percentage of average assets for the three months ended March 31, 2004 was 9.56 percent. The Board of Governors of the Federal Reserve System (FRB) adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these “well-capitalized” ratios at March 31, 2004 and 2003. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2004. At March 31, 2004, the Registrant had a Tier 1 risk-based capital ratio of 10.90 percent, a total risk-based capital ratio of 13.15 percent and a leverage ratio of 9.24 percent. At March 31, 2003, the Registrant had a Tier 1 risk-based capital ratio of 12.04 percent, a total risk-based capital ratio of 13.84 percent and a leverage ratio of 9.79 percent.

In December 2001, and as amended in May 2002, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to three percent of common shares outstanding. In March 2003, the Board of Directors authorized the repurchase in the open market, or in any private transaction, of up to an additional 20 million common shares. During the first quarter of 2004, the Registrant repurchased 5,615,000 shares of common stock for an aggregate of approximately $325 million. At March 31, 2004, the remaining number of shares that can be repurchased under the plan approved by the Board of Directors was approximately 8.5 million shares.

Foreign Currency Exposure

At March 31, 2004, December 31, 2003 and March 31, 2003, the Registrant maintained foreign office deposits of $4.6 billion, $6.6 billion and $2.0 billion, respectively. These foreign deposits represent U.S. dollar denominated deposits of our foreign branch located in the Cayman Islands. The Registrant utilized these deposit balances to aid in the funding of earning asset growth. In addition, the Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Registrant minimizes its exposure to these derivative contracts by entering into offsetting third-party forward contracts with approved reputable counterparties, with matching terms and currencies that are generally settled daily.

Critical Accounting Policies

Reserve for Credit Losses: The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level the Registrant considers to be adequate to absorb probable loan and lease losses inherent in the portfolio and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Registrant’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from “base” and “conservative” estimates. The Registrant’s methodology for assessing the appropriate reserve level consists of several key elements, as discussed below. The Registrant’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits, and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system utilized in 2003 for commercial loans and leases encompassed ten categories. This risk grading system was in the process of being revised at the end of the first quarter of 2004 to provide for a dual risk rating system that provides for 13 probability of default grade categories and an additional 6 grade categories measuring loss factors given an event of default. Previously, the probability of default and loss given default analyses had not been separated. The refined risk grading system is consistent with Basel II expectations, and should allow for more precision in the analysis of commercial credit risk.

Homogenous loans, such as consumer installment, residential mortgage loans and automobile leases are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Registrant’s internal credit examiners.

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

The Registrant has not substantively changed in the current year any aspect to its overall approach in the determination of reserve for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period reserve for loan and lease losses.

Based on the procedures discussed above, management is of the opinion that the reserve of $783 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at March 31, 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Valuation of Derivatives: The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed rate MSR portfolio. The primary risk of material changes to the value of the derivative instruments is fluctuation in interest rates; however, as the Registrant principally utilizes these derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction. The fair values of derivative financial instruments are based on current market quotes.

Valuation of Securities: The Registrant’s available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Registrant’s ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within other operating income in the Condensed Consolidated Statements of Income.

Valuation of Servicing Rights: When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third-party data sources for the key assumptions — credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of other operating income in the Condensed Consolidated Statements of Income. Retained interests from securitized or sold loans, excluding servicing rights, are carried at fair value. Adjustments to fair value for retained interests classified as available-for-sale securities are included in accumulated nonowner changes in equity, or in other operating income in the Condensed Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Adjustments to fair value for retained interests classified as trading securities are recorded within other operating income in the Condensed Consolidated Statements of Income.

Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying loans, the weighted-average life of the loan, the discount rate and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

assumptions used, particularly the prepayment speed. The Registrant monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on this financial asset type and interest rates. In addition, the Registrant obtains an independent third-party valuation of mortgaging servicing portfolio on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

The change in the fair value of MSR’s at March 31, 2004, due to immediate 10 percent and 20 percent adverse changes in the current prepayment assumption would be approximately $15 million and $32 million, respectively and due to immediate 10 percent and 20 percent favorable changes in the current prepayment assumption would be approximately $19 million and $41 million, respectively. The change in the fair value of MSR’s at March 31, 2004, due to immediate 10 percent and 20 percent adverse changes in the discount rate assumption would be approximately $6 million and $12 million, respectively and due to immediate 10 percent and 20 percent favorable changes in the discount rate assumption would be approximately $6 million and $13 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Off-Balance Sheet Arrangements and Certain Trading Activities

The Registrant consolidates all of its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Registrant does not possess, nor cannot exert, significant influence or control, are accounted for by equity method accounting and not consolidated. Those entities in which there is less than 20% ownership, but upon which the Registrant does not possess, nor cannot exert, significant influence or control are generally carried at the lower of cost or fair value.

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

As part of the Registrant’s asset/liabitity management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated QSPE that is wholly owned by an independent third-party. During the three months ended March 31, 2004, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At March 31, 2004, the outstanding balance of loans transferred was $2.0 billion. Given the investment grade nature of the loans transferred, as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans and certain floating rate home equity lines of credit. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At March 31, 2004, the Registrant had retained servicing assets totaling $283 million, an interest-only strip totaling $1 million, subordinated tranche security interests totaling $51 million and residual interests totaling $31 million.

The accounting for QSPE’s is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change.

The Registrant had the following cash flows with these unconsolidated QSPE’s during the three months ended March 31:

TABLE 13: Cash Flows with Unconsolidated QSPE’s

	Three Months Ended March 31,
($ in millions)	2004	2003

Proceeds from transfers, including new securitizations	$73	28
Proceeds from collections reinvested in revolving- period securities	39	-
Transfers received from QSPE	48	34
Fees received	6	6

At March 31, 2004, the Registrant had provided credit recourse on approximately $568 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third-party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $568 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $14 million relating to these residential mortgage loans sold.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations and Commitments

The Registrant has certain obligations and commitments to make future payments under contracts. At March 31, 2004, the aggregate contractual obligations and commitments were:

TABLE 14: Aggregate Contractual Obligations and Other Commitments

Contractual Obligations		Payments Due by Period
($ in millions)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years

Total Deposits	$55,250	50,316	421	544	3,969
Long-Term Borrowings	10,991	707	2,821	3,543	3,920
Short-Term Borrowings	15,253	15,253	-	-	-
Annual Rental/Purchase Commitments Under Noncancelable Leases/Contracts	356	83	87	73	113

Total	$81,850	66,359	3,329	4,160	8,002

Other Commitments		Amount of Commitment – Expiration by Period
($ in millions)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years

Letters of Credit	$5,198	1,781	1,662	1,540	215
Commitments to Extend Credit	25,948	16,507	9,441	-	-

Total	$31,146	18,288	11,103	1,540	215

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

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 4.2 years at March 31, 2004, based on current prepayment expectations. Of the $30.6 billion (fair value basis) of securities in the portfolio at March 31, 2004, $7.2 billion, or 23 percent, is expected to mature or be prepaid in the next twelve months, and an additional $3.0 billion, or 10 percent is expected to mature or be prepaid in the next 13 to 24 months. In addition to the sale of available-for-sale portfolio securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations as well as to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans and certain floating rate home equity loans are also securitized, sold or transferred off-balance sheet. For the three months ended March 31, 2004 and 2003, a total of $1.7 billion and $3.9 billion, respectively, were sold, securitized, or transferred off-balance sheet. The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of March 31, 2004, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, the Registrant also has $6.9 billion of funding available for issuance in connection with its bank note program. These sources, in addition to the Registrant’s 9.56 percent average equity capital base, provide a stable funding base.

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only three other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability.

TABLE 15: Agency Ratings

	Moody’s	Standard and Poor’s	Fitch

Fifth Third Bancorp:
Commercial Paper	Prime-1	A-1+	F1+
Senior Debt	Aa2	AA-	AA-
Fifth Third Bank and Fifth Third Bank (Michigan)
Short-Term Deposit	Prime-1	A-1+	F1+
Long-Term Deposit	Aa1	AA-	AA

These debt ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional access to liquidity. Based on the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not currently expect any downgrade in these credit ratings based on financial performance. Core customer deposits have historically provided the Registrant with a sizeable source of relatively stable and low-cost funds. The Registrant’s average core deposits and stockholders’ equity funded 62 percent of its average total assets during the first three months of 2004. In

Quantitative and Qualitative Disclosures About Market Risk (continued)

addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of the Federal Home Loan Bank as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times; (b) short-term and long-term market interest rates may change by different amounts; or (c) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of mortgage servicing rights and other sources of the Registrant’s earnings. Consistency of the Registrant’s net interest income is largely dependent upon the effective management of interest rate risk. The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and re-pricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Registrant’s ALCO, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Registrant created a Market Risk Management department as part of the Enterprise Risk Management Division, which provides independent oversight of market risk activities. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12 month and 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of March 31, 2004. Additionally, in order to further illustrate the estimated earnings sensitivity of interest rate changes, the Registrant has included the anticipated change to net interest income over a 12 month to 24 month horizon assuming a 100 bp linear increase, as well as a 50 bp linear increase or decrease in all interest rates. The interest rate yield curve as of April 7, 2004 is presented as the base case due to the increasing steepness that existed in the yield curve in response to recently changing economic indicators subsequent to March 31, 2004:

TABLE 16: Estimated Earnings Sensitivity Profile

Change in Interest Rates (bp)	Percentage Change in Net Interest Income

	Year 1	Year 2
+200	(3.8)%	(4.0)%
+100	(1.7)%	(1.3)%
+50	(.8)%	(.4)%
-50.5%		(.7)%
-100.9%		(2.9)%

Given a linear 100 bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Registrant would decrease by 1.7 percent in the first year and decrease by 1.3 percent in the second year. A 200 bp linear increase in interest rates would decrease net interest income by 3.8 percent in the first year and decrease net interest income by an estimated 4.0 percent in the second year. A 100 bp linear

Quantitative and Qualitative Disclosures About Market Risk (continued)

decrease in interest rates would increase net interest income by .9 percent in the first year and decrease net interest income by an estimated 2.9 percent in the second year. Given the low level of interest rates, the Registrant’s ALCO has measured the risk of a decrease in interest rates at 100 basis points. Management does not expect any significant adverse effect to net interest income for the remainder of 2004 based on the composition of the portfolio and anticipated trends in rates.

In the ordinary course of business, the Registrant enters into derivative transactions as a part of its overall strategy to manage its interest rate risks and prepayment risks and to accommodate the business requirements of its customers. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. As part of its overall risk management strategy relative to its mortgage banking activities, the Registrant enters into PO swaps, swaptions, floors, forward contracts, options and interest rate swaps to economically hedge interest rate lock commitments and changes in fair value of its largely fixed rate MSR portfolio. The notional amounts and fair values of these derivative instruments as of March 31, 2004 are presented in Note 5 to the Condensed Consolidated Financial Statements.

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

On March 27, 2003, the Registrant announced that it and Fifth Third Bank had entered into a Written Agreement with the Federal Reserve Bank of Cleveland and the State of Ohio Department of Commerce, Division of Financial Institutions which outlines a series of steps to address and strengthen the Registrant’s risk management processes and internal controls. These steps include independent third-party reviews and the submission of written plans in a number of areas. These areas include the Registrant’s management, corporate governance, internal audit, account reconciliation procedures and policies, information technology and strategic planning. On April 7, 2004, the Registrant announced that the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions, have terminated the Written Agreement.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)

January 1, 2004 – January 31, 2004	3,695,000	$57.77	3,695,000	10,442,512

February 1, 2004 – February 29, 2004	1,920,000	$58.31	1,920,000	8,522,512

March 1, 2004 – March 31, 2004	—	—	—	8,522,512

Total	5,615,000	$57.95	5,615,000	8,522,512

(a) On March 27, 2003, the Registrant announced that its Board of Directors had authorized management to repurchase up to 20,000,000 shares of the Registrant’s common stock through the open market or in any private transaction. The authorization does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

On March 23, 2004, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders voted on the following proposals stated in the Proxy Statement dated February 19, 2004, which are incorporated herein by reference.

The proposals voted on and approved by the shareholders at the Annual Meeting were as follows:

1.	Election of five (5) Class III Directors (Darryl F. Allen, Allen M. Hill, Dr. Mitchel D. Livingston, Hendrik G. Meijer, and James E. Rogers) to serve until the Annual Meeting in 2007.

Summary of Votes	Number of Shares

	For	Withheld

Election of Class III Directors:
Darryl F. Allen	475,197,468	11,952,503
Allen M. Hill	480,976,328	6,173,642
Dr. Mitchel D. Livingston	481,022,871	6,172,099
Hendrik G. Meijer	481,398,116	5,751,854
James E. Rogers	479,820,867	7,329,104

2.	Approval of the proposal to adopt the Fifth Third Bancorp Incentive Compensation Plan (including the issuance of up to 20 million shares of common stock under that plan) by a vote of 349,105,781 for, 54,083,812 against, 6,479,008 abstain, and 77,481,369 broker non-votes.

3.	Approval of the proposal to appoint the firm of Deloitte & Touche LLP to serve as independent auditors for the Registrant for the year 2004 by vote of 469,512,359 for, 14,075,882 against, and 3,561,728 abstain.

The proposals voted on and not approved by the shareholders at the Annual Meeting were as follows:

1.	Shareholder proposal to amend Fifth Third Bancorp’s written equal employment opportunity policy to explicitly prohibit discrimination based on sexual orientation and to substantially implement that policy was not approved by a vote of 153,845,224 for, 91,047,558 against, 136,553,275 abstain, and 105,703,913 broker non-votes.

2.	Shareholder proposal to retain longtime employees serving in departments to be outsourced was not approved by a vote of 0 for, 487,149,971 against, and 0 abstain.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

(3	)(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3	)(ii)	Code of Regulations, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(31	)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31	)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32	)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32	)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)	Reports on Form 8-K during the quarter ended March 31, 2004:

•	The Registrant filed a report on Form 8-K on January 15, 2004, announcing the issuance of its earnings release for the fourth quarter of 2003.

•	The Registrant filed a report on Form 8-K on February 19, 2004, announcing the mailing to its shareholders of its Notice of Annual Meeting of Shareholders, Proxy Statement, and its 2003 Annual Report to Shareholders.

•	The Registrant filed a report on Form 8-K on March 10, 2004 related to the following:

o	Regulation FD Disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.
o	Announced the filing of regulatory applications to finalize the previously announced transaction to acquire Franklin Financial Corporation.
o	Announced the signing of a definitive agreement to sell certain out-of-footprint third-party sourced merchant processing contracts.

•	The Registrant filed a report on Form 8-K on March 22, 2004 announcing it has been notified by the Federal Reserve Bank of Cleveland that it is in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp Registrant

Date: May 6, 2004	/s/ R. Mark Graf
R. Mark Graf Senior Vice President and Chief Financial Officer