Form 10-Q
period 2004-06-30
FIFTH THIRD BANCORP
filed 2004-08-06
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes  X      No

There were 560,690,190 shares of the Registrant’s Common Stock, without par value, outstanding as of July 31, 2004.

FIFTH THIRD BANCORP

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

  TABLE 1: Selected Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Income Statement Data (in millions)
Net interest income (a)	$771	749	3.0%	$1,530	1,465	4.4%
Noninterest income	749	618	21.3	1,376	1,203	14.3
Total revenue (a)	1,520	1,367	11.2	2,906	2,668	8.9
Provision for credit losses	88	109	(19.2)	171	194	(11.6)
Noninterest expense	744	621	19.7	1,396	1,235	13.0
Net income available to common shareholders	448	415	7.8	878	805	9.0
Common Share Data
Earnings per share	$.80	.72	11.1	$1.56	1.40	11.4
Earnings per diluted share	.79	.71	11.3	1.54	1.38	11.6
Cash dividends per common share	.32	.29	10.3	.64	.55	16.4
Book value per share	14.97	15.25	(1.8)
Dividend payout ratio	40.5%	40.8	(.8)	41.6%	39.9	4.3
Financial Ratios
Return on average assets (ROA)	1.91%	1.92	(.5)	1.90%	1.91	(.5)
Return on average shareholders’ equity (ROE)	21.0	18.6	12.9	20.4	18.3	11.5
Average equity as a percent of average assets	9.09	10.34	(12.1)	9.32	10.45	(10.8)
Net interest margin (a)	3.54	3.69	(4.1)	3.57	3.71	(3.8)
Efficiency ratio (a)	48.9	45.5	7.5	48.0	46.3	3.7
Credit Quality
Total net losses charged-off (in millions)	$58.9	77.5	(24.0)	$129.7	142.1	(8.7)
Net losses charged-off as a percent of average loans and leases	.43%	.64	(32.8)	.48%	.60	(20.0)
Reserve as a percent of loans and leases	1.43	1.49	(4.0)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.50	.62	(19.4)
Underperforming assets as a percent of loans, leases and other assets, including other real estate owned	.73	.90	(18.9)
Average Balances (in millions)
Loans	$56,325	51,813	8.7	$55,507	50,924	9.0
Investment securities and other short-term investments	31,173	29,523	5.6	30,626	28,608	7.1
Total assets	94,261	86,699	8.7	93,065	84,902	9.6
Demand deposits	12,251	10,055	21.8	11,826	9,793	20.8
Interest-bearing deposits	43,183	44,685	(3.4)	43,553	43,949	(.9)
Short-term borrowings	15,175	11,430	32.8	14,853	10,817	37.3
Long-term borrowings	12,317	8,109	51.9	11,305	8,119	39.2
Shareholders’ equity	8,566	8,964	(4.4)	8,672	8,875	(2.3)
Regulatory Capital Ratios
Tier-1 capital	10.52	11.47	(8.3)
Total risk-based capital	12.75	13.97	(8.7)
Leverage	8.97	9.29	(3.4)

(a)	fully taxable equivalent basis

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s (the Registrant or Fifth Third) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing.

Overview

This overview of management’s discussion and analysis highlights selected information in the financial results of the Registrant and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document. Each of these items could have an impact on the Registrant’s financial condition and results of operations.

The Registrant is a diversified financial services company headquartered in Cincinnati, Ohio. The Registrant has $96 billion in assets, operates 17 affiliates with 992 full-service Banking Centers including 130 Bank Mart® locations open seven days a week inside select grocery stores and 1,844 Jeanie® ATMs in Ohio, Indiana, Kentucky, Michigan, Illinois, Florida, West Virginia, and Tennessee. The financial strength of two of the Registrant’s affiliate banks, Fifth Third Bank and Fifth Third Bank (Michigan), continues to be recognized by rating agencies with deposit ratings of AA- and Aa1 from Standard & Poor’s and Moody’s, respectively. Additionally, the Registrant is recognized by Moody’s with one of the highest senior debt ratings for any U.S. bank holding company of Aa2. The Registrant operates four main businesses: Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions.

The Registrant’s revenues are equally dependent on net interest income and noninterest income. For the six months ended June 30, 2004, net interest income, on a taxable equivalent basis, and noninterest income provided 53% and 47% of total revenue, respectively. Changes in interest rates, credit quality and the capital markets are therefore primary factors that drive the performance of the Registrant. As described on pages 62-64 of the Registrant’s 2003 Annual Report, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the continuation of the strong financial performance and capital strength of the Registrant.

Net interest income is derived from the interest collected from borrowers and on interest-earning investments less interest paid to depositors and on other interest-bearing liabilities. Generally, the rates of interest the Registrant earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Registrant to interest-rate risk and potential adverse changes in net interest income. The Registrant manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates.

The Registrant is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by loan defaults, inadequate collateral or changes in prepayment rates, among other factors.

Noninterest income is derived primarily from electronic funds transfer (“EFT”) and merchant transaction processing fees, fiduciary and investment management fees, banking fees and service charges, mortgage banking revenue and operating lease revenue. The Registrant manages market risk and credit risk by monitoring and reacting to changes that may impact revenue.

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a fully taxable equivalent (“FTE”) basis as the interest on certain loans and securities held by the Registrant is not taxable for federal income tax purposes. The FTE basis adjusts for the tax-favored status of income from certain loans and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

securities. The Registrant believes this measure to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

The Registrant’s net income available to common shareholders was $448 million for the second quarter of 2004, up eight percent compared to $415 million for the same period last year. Earnings per diluted share were $.79 for the second quarter, up 11 percent from $.71 for the same period last year. The Registrant increased its quarterly dividend to $.32 per common share from $.29, an increase of 10% on a year-over-year basis. The financial results reflect growth experienced across nearly all of the lines of business, including solid growth in both commercial and consumer loans. The Registrant also benefited from improvements in commercial credit quality and continued expense control. Noninterest income increased as the Registrant continues to benefit from its strong emphasis on cross-selling services to its customers.

The Registrant continues to invest in the geographic areas within its footprint that offer the best growth prospects. The Registrant opened 42 new banking centers during the first half of 2004 and plans for a similar number in the second half of 2004 in high population, low market share areas. The Registrant also completed its acquisition of Franklin Financial Corporation (‘Franklin”) during the second quarter of 2004, which expanded the Registrant’s presence in the Nashville market to 11 full-service banking centers with plans to open an additional six by mid-2005.

The Registrant’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of June 30, 2004, the Tier 1 capital ratio was 10.52 percent and the Total Risk Based capital ratio was 12.75 percent. The Registrant’s capital strength and financial stability have enabled the Registrant to maintain credit ratings that are equaled or surpassed by only three other U.S. bank holding companies.

Statements of Income Analysis

Net Interest Income

Net interest income (FTE basis) for the second quarter of 2004 was $771 million, a three percent increase over $749 million for the same period last year. The increase in net interest income was due to the $6.2 billion or eight percent increase in average interest-earning assets, mitigated by the 15 basis point (bp) decrease in net interest margin. Tables 2 and 3 provide the relative impact of the growth in the balance sheet and changes in interest rates on net interest income. The net interest margin has contracted compared to the same period in 2003 due to the absolute level of interest rates and the impact of new origination volumes at lower market rates of interest. The implementation of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (‘SFAS”) No. 150 during the third quarter of 2003, and the resulting reclassification of $11 million of minority interest expense into interest expense caused the net interest margin to contract by 5 bp year over year. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion of the adoption of SFAS No. 150. The contribution of noninterest-bearing funding to the net interest margin declined from 36 bp in the second quarter of 2003 to 26 bp in the second quarter of 2004 due to both the lower level of interest rates and the Registrant’s share repurchase activity. The Registrant has repurchased 19.2 million shares of its common stock for approximately $1.1 billion since the beginning of the third quarter in 2003, including 8.5 million shares repurchased in the second quarter 2004. The Registrant views share repurchases as an effective means of delivering value to shareholders in a low interest rate environment.

Average loans and leases grew by $4.5 billion or nine percent for the second quarter of 2004 over the comparable period in 2003. The increase in average loans and leases in the second quarter of 2004 included growth in commercial loans and leases of $1.4 billion, growth in commercial construction and mortgage loans of $1.8 billion and growth in the total consumer loan and lease category of $1.3 billion, as compared to the second quarter of 2003. The Registrant benefited from increasing credit line usage in its existing commercial customer base as well as continued success in gaining new customers within its footprint.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average investment securities and other short-term investments for the second quarter of 2004 grew $1.6 billion or six percent from the second quarter of 2003. Over the past several months, the Registrant has taken action to migrate the investment portfolio to be more heavily weighted towards adjustable-rate and shorter-term securities in connection with the asset/liability management activities.

Average demand deposits for the second quarter of 2004 increased $2.2 billion or 22 percent over the second quarter of 2003 reflecting the Registrant’s success in generating new account growth in its commercial line of business. Average interest-bearing deposits were lower by $1.5 billion or three percent in the second quarter of 2004 from the comparable period in 2003. The decline is largely attributable to certificates of deposits greater than $100,000, which declined $2.0 billion or 48 percent in the second quarter of 2004. The movement in this deposit type is a function of overall balance sheet funding requirements. A key focus of the Registrant for the remainder of the year is growing its interest-bearing products such as checking, savings and money market accounts in order to reduce its reliance on other sources to fund the expected growth in the balance sheet.

Average long-term debt increased $4.2 billion or 52 percent in the second quarter of 2004 over the comparable period in 2003. The Registrant has increased long-term debt to fund the growth in the balance sheet and to reduce its short-term wholesale funding position.

The Registrant expects that net interest margin and net interest income trends in coming periods will benefit from the steepness in the short end of the yield curve and moderation in the level of prepayment activity. The Registrant expects mid-single digit growth in net interest income in the third quarter on an annualized sequential basis over the second quarter, with results dependent on the magnitude of deposit growth in relation to balance sheet growth and the speed of interest rate changes in an improving economy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE Basis)

	For the Three Months Ended June 30,

($ in millions)	2004			2003			Change in Net Interest Income
	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Volume (b)	Yield/Rate (b)	Total
Assets
Interest-Earning Assets:
Loans and Leases (a)	$56,325	$686	4.90%	$51,813	$693	5.37%	$58	(65)	(7)
Securities:
Taxable	29,987	305	4.10	28,003	316	4.52	21	(32)	(11)
Exempt from Income Taxes (a)	920	17	7.59	1,062	20	7.36	(3)	-	(3)
Other Short-Term Investments	266	1.98		458	1.95		-	-	-
Total Interest-Earning Assets	87,498	1,009	4.64	81,336	1,030	5.08	76	(97)	(21)
Cash and Due from Banks	2,106			1,399
Other Assets	5,448			4,676
Reserve for Credit Losses	(791)			(712)
Total Assets	$94,261			$86,699
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$19,268	$35.74%		$18,527	$46	1.00%	$1	(12)	(11)
Savings	7,803	11.59		8,082	17.82		(1)	(5)	(6)
Money Market	2,965	6.83		2,989	8	1.05	-	(2)	(2)
Other Time Deposits	6,429	41	2.56	7,299	55	3.01	(6)	(8)	(14)
Certificates - $100,000 and Over	2,230	8	1.38	4,259	15	1.45	(7)	-	(7)
Foreign Office Deposits	4,488	11	1.02	3,529	11	1.27	3	(3)	-
Federal Funds Purchased	6,689	17	1.03	6,886	22	1.28	(1)	(4)	(5)
Short-Term Bank Notes	1,045	3	1.07	-	-	-	3	-	3
Other Short-Term Borrowings	7,441	17.94		4,544	14	1.27	7	(4)	3
Long-Term Debt	12,317	89	2.87	8,109	93	4.58	38	(42)	(4)
Total Interest-Bearing Liabilities	70,675	238	1.36	64,224	281	1.75	37	(80)	(43)
Demand Deposits	12,251			10,055
Other Liabilities	2,769			2,979
Total Liabilities	85,695			77,258
Minority Interest	-			477
Shareholders’ Equity	8,566			8,964
Total Liabilities and Shareholders’ Equity	$94,261			$86,699
Net Interest Income Margin (FTE basis)		$771	3.54%		$749	3.69%	$39	(17)	22
Net Interest Rate Spread (FTE basis)			3.28%			3.33%
Interest-Bearing Liabilities to Interest-Earning Assets			80.77%			78.96%
(a)	Interest income and yield include the effects of taxable equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expense. The net taxable equivalent adjustment amounts included in the above table are $9 million and $10 million for the three months ended June 30, 2004 and June 30, 2003, respectively.
(b)	Changes not solely attributable to changes in volume or rates are allocated consistently in proportion to the absolute dollar amount of the change in volume and rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE Basis)

	For the Six Months Ended June 30,

($ in millions)	2004			2003			Change in Net Interest Income
	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Volume (b)	Yield/Rate (b)	Total
Assets
Interest-Earning Assets:
Loans and Leases (a)	$55,507	$1,359	4.92%	$50,924	$1,373	5.44%	$118	(132)	(14)
Securities:
Taxable	29,420	614	4.20	27,150	627	4.65	50	(63)	(13)
Exempt from Income Taxes (a)	958	35	7.42	1,075	38	7.24	(4)	1	(3)
Other Short-Term Investments	248	1.94		383	2.98		(1)	-	(1)
Total Interest-Earning Assets	86,133	2,009	4.69	79,532	2,040	5.17	163	(194)	(31)
Cash and Due from Banks	2,076			1,478
Other Assets	5,638			4,595
Reserve for Credit Losses	(782)			(703)
Total Assets	$93,065			$84,902
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$19,410	$72.75%		$18,365	$101	1.11%	$5	(34)	(29)
Savings	7,549	21.54		8,144	38.93		(2)	(15)	(17)
Money Market	3,057	13.84		3,003	17	1.14	-	(4)	(4)
Other Time Deposits	6,510	85	2.63	7,563	117	3.12	(15)	(17)	(32)
Certificates - $100,000 and Over	1,816	13	1.44	3,632	28	1.54	(13)	(2)	(15)
Foreign Office Deposits	5,211	26	1.02	3,242	21	1.29	11	(6)	5
Federal Funds Purchased	6,941	35	1.01	6,565	41	1.28	2	(8)	(6)
Short-Term Bank Notes	773	4	1.05	-	-	-	4	-	4
Other Short-Term Borrowings	7,139	33.93		4,252	27	1.27	15	(9)	6
Long-Term Debt	11,305	177	3.15	8,119	185	4.60	60	(68)	(8)
Total Interest-Bearing Liabilities	69,711	479	1.38	62,885	575	1.84	67	(163)	(96)
Demand Deposits	11,826			9,793
Other Liabilities	2,856			2,877
Total Liabilities	84,393			75,555
Minority Interest	-			472
Shareholders’ Equity	8,672			8,875
Total Liabilities and Shareholders’ Equity	$93,065			$84,902
Net Interest Income Margin (FTE basis)		$1,530	3.57%		$1,465	3.71%	$96	(31)	65
Net Interest Rate Spread (FTE basis)			3.31%			3.33%
Interest-Bearing Liabilities to Interest-Earning Assets			80.93%			79.07%
(a)	Interest income and yield include the effects of taxable equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expense. The net taxable equivalent adjustment amounts included in the above table are $18 million and $20 million for the six months ended June 30, 2004 and June 30, 2003, respectively.
(b)	Changes not solely attributable to changes in volume or rates are allocated consistently in proportion to the absolute dollar amount of the change in volume and rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Credit Losses

The provision for credit losses was $88 million in the second quarter of 2004 compared to $109 million in the same period last year and $83 million last quarter. The increase from the prior quarter is due to the overall growth in loans and leases. The reserve for credit losses as a percent of loans and leases declined to 1.43 percent from 1.45 percent at March 31, 2004 and 1.49 percent at June 20, 2003. Net charge-offs decreased to $59 million in the second quarter of 2004 as compared to $77 million in the same period of 2003. Credit quality metrics and trends have continued to improve for the Registrant as the economy has improved. Refer to the “Credit Risk Management” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Registrant in assessing the credit quality of the loan portfolio and the reserve for credit losses.

Noninterest Income

For the three and six months ended June 30, 2004 noninterest income increased by 21 percent and 14 percent on a year-over- year basis, respectively.

  TABLE 4: Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Electronic payment processing revenue	$148	141	5%	$297	271	9%
Service charges on deposits	131	121	9	254	235	8
Mortgage banking net revenue	61	93	(35)	105	170	(38)
Investment advisory revenue	97	83	17	190	163	17
Other noninterest income	268	139	93	409	297	38
Operating lease revenue	44	-	NA	95	-	NA
Securities gains, net	-	39	(100)	26	64	(60)
Securities gains, net – non-qualifying hedges on mortgage servicing	-	2	(100)	-	3	(100)
Total noninterest income	$749	618	21%	$1,376	1,203	14%

NA – Not applicable given the prior period balance is zero

Electronic payment processing revenue increased in the second quarter of 2004 despite both the sale of certain out-of-footprint third-party merchant processing contracts, which represented approximately $22 million in quarterly revenue and the $7 million impact of the 2003 MasterCard®/VISA® settlement. The Registrant continues to realize strong sales momentum from the addition of new customer relationships in both its merchant services and EFT businesses. Merchant processing revenue declined two percent in the second quarter of 2004 from the comparable period last year due to the above-mentioned sale of certain out-of-footprint contracts, which resulted in a $148 million gain included in other noninterest income. Excluding the impact of the lost revenue from the sale, merchant processing revenue increased 25% due to the addition of new customers and resulting increases in merchant transaction volumes, as well as an increase in transaction volume growth on the existing customer base reflective of an improving retail sector of the economy; comparisons being provided to supplement an understanding of the fundamental revenue trends. Compared to the same period in 2003, EFT revenues increased by 14 percent in the second quarter of 2004 and 25 percent exclusive of the revenue impact of $7 million in the second quarter of 2004 associated with the 2003 MasterCard®/VISA® settlement; comparisons being provided to supplement an understanding of the fundamental revenue trends. During 2003, VISA® and MasterCard® reached separate agreements to settle merchant litigation regarding debit card interchange reimbursement fees. These agreements, implemented in August 2003, included provisions to lower fee structures that resulted in a reduction in revenues for debit card issuers. The Registrant now handles electronic processing for over 207,000 merchant locations and 1,350 financial institutions worldwide.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Service charges on deposits increased primarily due to continued sales success in corporate treasury management products and commercial deposit campaigns. Commercial deposit revenues increased 21 percent over last year’s second quarter on the strength of continued focus on cross-sell initiatives and new customer relationships. Retail deposit revenues were flat over last year’s second quarter. Growth in the number of retail checking account relationships and in deposits is a key focus for the Registrant for the remainder of the year.

Mortgage banking net revenue declined in comparison to the prior year as a result of the record high level of refinancing activity in 2003. The components of mortgage banking net revenue for the three and six months ended June 30, 2004 and June 30, 2003 are as follows:

  TABLE 5: Components of Mortgage Banking Net Revenue

	Three Months ended June 30,		Six Months ended June 30,

($ in millions)	2004	2003	2004	2003
Total mortgage banking fees and loan sales	$70	136	131	266
Net (losses) gains and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	(43)	29	(25)	42
Net valuation adjustments and amortization on mortgage servicing rights (MSR’s)	34	(72)	(1)	(138)
Mortgage banking net revenue	61	93	105	170
Securities gains, net – non-qualifying hedges on mortgage servicing	-	2	-	3
Total mortgage banking net revenue, including securities gains related to risk management strategy	$61	95	105	173

Mortgage originations declined to $2.8 billion in the second quarter of 2004 as compared to $4.9 billion in the same period last year directly contributing to the decrease in core mortgage banking fees in the second quarter of 2004 compared to the second quarter of 2003. The increase in interest rates during the second quarter of 2004 and corresponding decrease in prepayment speeds led to a reversal of temporary impairment of $56 million in the valuation reserve for the MSR portfolio in the second quarter of 2004 as compared to the $27 million in temporary impairment recognized in the second quarter of 2003. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. As mortgage interest rates continue to increase from record lows, the Registrant expects mortgage banking revenues in the second half of 2004 to stabilize at levels similar to those seen in the first quarter of 2004.

The increase in investment advisory revenue in the current quarter compared to the second quarter of 2003 resulted primarily from strengthening sales in institutional asset management, retail brokerage and private client services. Institutional asset management increased 34 percent largely as a result of new customer additions in its retirement plan services and products. Retail brokerage grew 15 percent largely due to growth in mutual fund fees. Private client services increased 16 percent largely due to success in its personal trust products. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant is one of the largest money managers in the Midwest and as of June 30, 2004 had over $171 billion in assets under care and $35 billion in assets under management.

The increase in operating lease revenue is due to the consolidation beginning in the third quarter of 2003 of a special purpose entity (“SPE”) formed for the purpose of the sale and subsequent leaseback of leased autos in the third quarter of 2003. The consolidation was the result of the Registrant’s implementation of FASB’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interpretation No. 46R (“FIN” 46). See Note 2 of the Notes to Condensed Consolidated Financial Statements. The operating lease revenue declined $8 million from the first quarter of 2004 and will continue to decline as the leases mature.

The major components of other noninterest income for the three and six months ended June 30, 2004 and 2003 are as follows:

  TABLE 6: Components of Other Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,

($ in millions)	2004	2003	2004	2003
Cardholder fees	$11	15	23	29
Consumer loan and lease fees	15	19	28	35
Commercial banking revenue	42	45	82	91
Bank owned life insurance income	15	15	30	31
Insurance income	8	7	15	12
Gain on sale of certain merchant processing contracts	148	-	148	-
Other	29	38	83	99
Total other noninterest income	$268	139	409	297

The second quarter of 2004 results include the pretax gain of approximately $148 million on the previously mentioned sale of certain out-of-footprint third-party sourced merchant processing contracts. Compared to the same period in 2003, the other component of other noninterest income decreased due to a loss of $8 million resulting from a decline in market value of a free-standing purchased option utilized to hedge against interest rate risk. The fair value of this purchased option at the end of the second quarter was $2 million. The remaining categories of the other component of other noninterest income were flat to slightly down on a year over year basis.

Noninterest Expense

Noninterest expense increased 20 percent in the second quarter of 2004 over the same period last year. Comparisons to the same period last year are impacted by (i) the implementation of FIN 46 in the third quarter of 2003, resulting in the recognition of $32 million of depreciation expense in the 2004 second quarter on operating lease assets; (ii) a charge of $20 million related to the early retirement of approximately $200 million of Federal Home Loan Bank (“FHLB”) advances in the second quarter of 2003 recorded in other noninterest expense; (iii) a $31 million pre-tax recovery in the second quarter of 2003 of previously charged-off treasury clearing and settlement account balances recorded in other noninterest expense; and (iv) a charge of $78 million related to the early retirement of approximately $1 billion of FHLB advances in the second quarter of 2004 recorded in other noninterest expense. Excluding the impact of these items, noninterest expenses were flat compared to the same period in 2003; comparison being provided to supplement an understanding of the fundamental trends in noninterest expense. The Registrant is continuing to focus on efficiency initiatives as part of its core emphasis on operating leverage. These initiatives include increasing levels of automation of processes, the rationalization and reduction of non-core businesses as they relate to the Registrant’s retail and middle market customer base, returns on invested capital and related opportunities for continued growth.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The efficiency ratio (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income) was 48.9 percent and 45.5 percent for the second quarter of 2004 and 2003, respectively.

  TABLE 7: Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Salaries, wages and incentives	$254	269	(6)%	$500	538	(7)%
Employee benefits	66	65	1	141	126	13
Equipment expenses	19	20	(5)	39	40	(2)
Net occupancy expense	47	38	24	93	76	21
Operating lease expense	32	-	NA	70	-	NA
Other noninterest expense	326	229	42	553	455	21
Total noninterest expense	$744	621	20%	$1,396	1,235	13%

NA – Not applicable given the prior period balance is zero

Compared to the same period in 2003, the combination of salaries, wages, incentives and employee benefits decreased four percent in the second quarter of 2004. Full time equivalent employees totaled 18,937 as of June 30, 2004 as compared to 19,830 as of June 30, 2003.

Net occupancy expenses increased due to $4 million of higher depreciation expense related to the increase in branches and expansion of the Registrant’s main operations center and $3 million of higher repairs and maintenance expense.

The major components of other noninterest expense for the three and six months ended June 30, 2004 and 2003 are as follows:

  TABLE 8: Components of Other Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2004	2003	2004	2003
Marketing and communications	$24	28	50	53
Postal and courier	12	13	25	25
Bankcard	45	39	93	75
Intangible amortization	6	12	15	21
Franchise and other taxes	9	6	19	16
Loan and lease	21	32	39	57
Printing and supplies	8	8	17	17
Travel	10	8	18	18
Data processing and operations	29	25	56	47
Other	162	58	221	126
Total other noninterest expense	$326	229	553	455

The comparisons in the other component of other noninterest expense largely relate to the debt retirement charges and the treasury clearing and settlement account recovery, all as discussed above. Loan and lease expenses declined due to the mortgage origination volume decrease from the record highs seen in 2003. The Registrant has reduced the mortgage origination cost infrastructure consistent with the current volume of activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable Income Taxes

The Registrant’s income from continuing operations before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated were:

  TABLE 9: Applicable Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2004	2003	2004	2003
Income from continuing operations before income taxes and minority interest	$680	627	$1,320	1,220
Applicable income taxes	232	202	442	396
Effective tax rate	34.1%	32.3%	33.5%	32.5%

Applicable income tax expense for all periods include the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The increase in the tax rate in the second quarter of 2004 results from the previously mentioned sale of certain out-of-footprint third-party sourced merchant processing contracts, which included certain goodwill that was not tax deductible. The Registrant expects the effective tax rate in future periods to be similar with historical levels.

Balance Sheet Analysis

Loans

The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

  TABLE 10: Components of Loan Portfolio (including held for sale)

($ in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Commercial:
Commercial	$15,276	14,226	14,016
Mortgage	7,541	6,894	6,297
Construction	3,768	3,301	3,053
Leases	3,275	3,264	3,022
Subtotal	29,860	27,685	26,388
Consumer:
Installment	17,524	17,429	16,424
Mortgage and construction	6,756	5,865	6,660
Credit card	779	762	588
Leases	2,337	2,448	2,542
Subtotal	27,396	26,504	26,214
Total	$57,256	54,189	52,602

Commercial loan and lease outstandings, including loans held for sale, increased eight percent compared to December 31, 2003 and 13 percent compared to June 30, 2003. The increase in commercial loans and leases was attributable to growth in middle-market and small business loan originations, the strength of new customer additions and strong sales results in several markets, including Cincinnati, Chicago, Indianapolis and Louisville, and the acquisition of $441 million of commercial loans in the Franklin transaction consummated on June 11, 2004. Total participation in commercial loan syndication lending represents approximately six percent of the total commercial loans and leases outstanding and has not changed significantly in the past twelve months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer loan and lease outstandings, including loans held for sale, increased three percent compared to December 31, 2003 and five percent compared to June 30, 2003. Consumer loan comparisons to the prior periods are impacted by the securitization and sale of $903 million in home equity lines of credit in the third quarter of 2003 and $750 million of automotive loans in the second quarter of 2004. The portfolio was also impacted by the acquisition of $140 million of consumer loans in the Franklin transaction. The Registrant is continuing to devote significant focus on producing retail-based loan originations given the strong credit performance and attractive yields available in these products. Residential mortgage and construction loans, including held for sale, increased 15 percent compared to December 31, 2003 and one percent compared to June 30, 2003. Comparisons to prior periods are dependent upon the volume and timing of originations as well as the timing of loan sales. Residential mortgage originations totaled $2.8 billion in the second quarter of 2004 compared to $2.0 billion in the first quarter of 2004 and $4.9 billion in the second quarter of 2003. Consumer lease balances decreased five percent during the second quarter compared to December 31, 2003 and eight percent compared to June 30, 2003.

Investment Securities

At June 30, 2004, total investment securities were $30.5 billion, compared to $29.2 billion at both December 31, 2003 and at June 30, 2003, representing an increase of four percent. The increased rate environment resulted in an unrealized loss on the available-for-sale securities portfolio at June 30, 2004 of $677 million, compared to an unrealized loss of $77 million at December 31, 2003 and an unrealized gain of $457 million at June 30, 2003. Responding to the change in interest rates, the Registrant has allocated a greater portion of current purchases to adjustable-rate and shorter-term securities. At June 30, 2004, 11 percent of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to seven percent at December 31, 2003. The estimated average life of the debt securities in the available-for-sale portfolio at June 30, 2004 was 5.1 years based on current prepayment expectations, compared to 5.2 years at December 31, 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Information presented below is on a weighted average life basis, anticipating future prepayments. Yield information is presented on a fully taxable equivalent basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

  TABLE 11: Available-for-Sale Securities

As of June 30, 2004 ($ in millions)	Amortized Cost	Fair Value	Weighted Average Life (in years)	Weighted Average Yield
U.S. Treasuries:
Average life of one year or less	$-	$-	-	-%
Average life 1 – 5 years	25	26	2.4	4.31
Average life 5 – 10 years	497	469	8.9	3.71
Average life greater than 10 years	-	-	-	-
Total	522	495	8.6	3.74
U.S. Government agencies and corporations:
Average life of one year or less	14	14.3		6.84
Average life 1 – 5 years	3,516	3,436	3.5	3.12
Average life 5 – 10 years	760	714	6.8	3.88
Average life greater than 10 years	-	-	-	-
Total	4,290	4,164	4.0	3.27
States and political subdivisions:
Average life of one year or less	92	94.4		7.95
Average life 1 – 5 years	295	310	3.0	7.78
Average life 5 – 10 years	458	476	6.9	7.34
Average life greater than 10 years	29	30	11.1	7.24
Total	874	910	5.0	7.55
Agency mortgage-backed securities:
Average life of one year or less	180	180.7		6.34
Average life 1 – 5 years	8,864	8,820	3.8	4.72
Average life 5 – 10 years	12,588	12,110	6.1	4.49
Average life greater than 10 years	406	383	11.7	4.58
Total	22,038	21,493	5.2	4.60
Other bonds, notes and debentures (a):
Average life of one year or less	13	13.3		6.57
Average life 1 – 5 years	1,186	1,179	3.4	3.36
Average life 5 – 10 years	852	843	6.3	3.77
Average life greater than 10 years	156	156	14.7	3.73
Total	2,207	2,191	5.3	3.56
Other securities (b)	926	927
Total available-for-sale securities	$30,857	$30,180	5.1	4.40%
(a)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily credit card, automobile and commercial loan backed securities), and corporate bond securities.
(b)	Other securities consists of FHLB, Federal Reserve Bank and Federal Home Loan Mortgage Corporation (FHLMC) stock holdings, certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

  TABLE 12: Components of Available-for-Sale Portfolio

	June 30, 2004		December 31, 2003
($ in millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury	$522	2%	$832	3%
U.S. Government agencies and corporations	4,290	14	3,883	13
States and political subdivisions	874	3	922	3
Agency mortgage-backed securities	22,038	71	21,101	73
Other bonds, notes and debentures	2,207	7	1,401	5
Other securities	926	3	937	3
Total available-for-sale securities	$30,857	100%	$29,076	100%

Deposits

Total deposits at June 30, 2004 increased four percent compared to June 30, 2003 due largely to the increase in demand and interest checking deposits. The majority of metropolitan areas within the Registrant’s footprint experienced double-digit growth rates in commercial demand deposits largely due to new customer additions. The deposit portfolio was also impacted by the acquisition of $767 million of deposits in the Franklin transaction. The increase in total transaction account balances was offset by the decrease in certificates greater than $100,000. The movement in these certificates of deposits is a function of overall balance sheet requirements. Compared to December 31, 2003, transaction deposits were flat, excluding the acquisition of $327 million of transaction deposits obtained in the Franklin transaction. Deposit balances represent an important source of funding and revenue growth opportunity and the Registrant is continuing to focus on net checking account growth in its retail and commercial franchises. The Registrant is confident in its ability to competitively price and generate growth in customers and deposit balances in an increasing interest rate environment. The foreign office deposits represent U.S. dollar denominated deposits of the Registrant’s foreign branch located in the Cayman Islands. The Registrant utilizes these deposit balances as a method to fund earning asset growth.

  TABLE 13: Deposits

($ in millions)	June 30, 2004	December 31, 2003	June 30, 2003	Year-over-Year Percent Change
Demand	$13,037	12,142	11,633	12%
Interest checking	19,242	19,757	18,432	4
Savings	7,973	7,375	7,981	-
Money market	2,854	3,201	3,299	(13)
Other time	6,531	6,686	7,066	(8)
Certificates - $100,000 and over	2,313	1,371	4,302	(46)
Foreign office	5,957	6,563	3,162	88
Total deposits	$57,907	57,095	55,875	4%

Borrowings

The Registrant has been actively reducing its dependence on overnight wholesale funding given the rising interest rate environment. Federal funds purchased totaled $3.9 billion, compared to $6.9 billion at December 31, 2003 and $5.8 billion at June 30, 2003. Long-term debt was $14.8 billion at June 30, 2004, compared with $9.1 billion at December 31, 2003 and $8.3 billion at June 30, 2003. As previously discussed, the early adoption of FIN 46 on July 1, 2003 resulted in the consolidation of an SPE for which the Registrant is deemed to be the primary beneficiary. This adoption resulted in the consolidation of a long-term debt obligation. The balance of this long-term debt obligation at June 30, 2004 is $523 million. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion of adoption of FIN 46. As previously discussed, the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

adoption of SFAS No. 150 on July 1, 2003 resulted in the reclassification of a $482 million minority interest to long-term debt, relating to preferred stock issued during 2001 by a subsidiary of the Registrant. See Note 2 for further discussion of adoption of SFAS No. 150. In addition to the above, during the second quarter of 2004, the Registrant issued $775 million of short-term bank notes, $2.3 billion of medium-term bank notes with maturities of up to two years, $2 billion of three to five year FHLB advances and $750 million of 36 to 39-month structured repurchase agreements. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funds. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Registrant.

TABLE 14: Borrowings

($ in millions)	June 30, 2004	December 31, 2003	June 30, 2003	Year-over-Year Percent Change
Federal funds purchased	$3,851	6,929	5,840	(34)%
Short-term bank notes	1,275	500	-	NA
Other short-term borrowings	6,391	5,742	5,687	12
Long-term debt	14,775	9,063	8,338	77
Total borrowings	$26,292	22,234	19,865	32%

NA – Not applicable given the prior period balance is zero

Recent Accounting Standards

Note 2 of the Notes to Condensed Consolidated Financial Statements discusses new accounting policies adopted by the Registrant during 2004 and 2003 and the expected impact of accounting policies issued but not yet required to be adopted. Effective January 1, 2004, the Registrant adopted, on a retroactive basis, the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” To the extent that the adoption of new accounting standards affects the Registrant’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of Management’s Discussion and Analysis and the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Reserve for Credit Losses

The Registrant maintains a reserve to absorb probable loan and lease losses inherent in the portfolio. The reserve for credit losses is maintained at a level the Registrant considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the reserve. Provisions for credit losses are based on the Registrant’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of reserves, the Registrant estimates losses using a range derived from “base” and “conservative” estimates. The Registrant’s methodology for assessing the appropriate reserve level consists of several key elements, as discussed below. The Registrant’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits, and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

to the Registrant. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system utilized in 2003 for commercial loans and leases encompassed ten categories. This risk grading system is in the process of being revised at the end of the second quarter of 2004 to provide for a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. Previously, the probability of default and loss given default analyses had not been separated. The refined risk grading system is consistent with Basel II expectations and will allow for more precision in the analysis of commercial credit risk.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $812 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at June 30, 2004.

Valuation of Derivatives

The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect net interest

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (principal-only (PO) swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed rate MSR portfolio. The primary risk of material changes to the value of the derivative instruments is fluctuation in interest rates; however, as the Registrant principally utilizes these derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction. The fair values of derivative financial instruments are based on current market quotes.

Valuation of Securities

The Registrant’s available-for-sale security portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Registrant’s intent and ability to hold the security to recovery or maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income.

Valuation of Servicing Rights

When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third-party data sources for the key assumptions — credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of other noninterest income in the Condensed Consolidated Statements of Income. Retained interests from securitized or sold loans, excluding servicing rights, are carried at fair value. Adjustments to fair value for retained interests classified as available-for-sale securities are included in accumulated nonowner changes in equity or in noninterest income in the Condensed Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Adjustments to fair value for retained interests classified as trading securities are recorded within noninterest income in the Condensed Consolidated Statements of Income.

Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying loans, the weighted-average life of the loan, the discount rate and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Registrant monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on the financial asset type and interest rates. In

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

addition, the Registrant obtains an independent third-party valuation of mortgaging servicing portfolio on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

The change in the fair value of MSR’s at June 30, 2004, due to immediate 10 percent and 20 percent adverse changes in the current prepayment assumption would be approximately $17 million and $33 million, respectively and due to immediate 10 percent and 20 percent favorable changes in the current prepayment assumption would be approximately $19 million and $39 million, respectively. The change in the fair value of MSR’s at June 30, 2004, due to immediate 10 percent and 20 percent adverse changes in the discount rate assumption would be approximately $11 million and $21 million, respectively and due to immediate 10 percent and 20 percent favorable changes in the discount rate assumption would be approximately $11 million and $24 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10 percent and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Controls and Procedures (Item 4)

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

Quantitative and Qualitative Disclosure about Risk (Item 3)

Risk Management

Overview

Managing risk is an essential component of successfully operating a financial services company. The Registrant’s ability to properly and effectively identify, measure, monitor, control and report risk in its business activities is critical to its financial soundness and profitability. Among the most prominent risk exposures are credit, market, liquidity and operational risk, including legal and reputational risk. Credit risk is the risk that a borrower or counterparty will fail to perform its obligation at the required time. Market risk arises from fluctuations in interest rates, foreign exchange rates and equity prices that may result in the potential reduction in net interest income and/or changes in the values of financial instruments, such as trading and available-for-sale securities that are accounted for on a mark-to-market basis. Liquidity risk is the risk of loss resulting from an institution’s inability to meet its obligations when they come due without incurring unacceptable losses. Operational risk, as defined by the Registrant, is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events including legal and reputational risk.

The following discussion of the Registrant’s risk management process focuses primarily on developments since December 31, 2003. The Registrant’s risk management processes have not substantially changed from year-end and are described in the Registrant’s 2003 Annual Report, beginning on page 62.

Credit Risk Management

The objective of the Registrant’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis as well as to limit the risk of loss resulting from an individual customer default. Credit risk is managed through a combination of conservative exposure limits and underwriting, documentation and collection standards and overall counterparty limits. The Registrant’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely decentralized, while the Enterprise Risk Management division manages the policy process centrally. The Credit Risk Review function, within the Enterprise Risk Management division, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

The Registrant’s credit review process and overall assessment of required reserves is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of a risk grading system. The risk grading systems utilized in 2003 for commercial loans and leases encompassed ten categories. This risk grading system is in the process of being revised at the end of the second quarter of 2004 to provide for a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. Previously, the probability of default and loss given default analyses had not been separated. The refined grading system is consistent with Basel II expectations and should allow for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Registrant’s homogenous consumer loan portfolios.

Quantitative and Qualitative Disclosure about Risk (continued)

The Registrant’s credit risk management strategy includes minimizing size risk and other concentrations of risk. Table 15 provides a breakout of the commercial loan and lease portfolio, including held for sale, by major industry classification and by size of credit, illustrating the diversity and granularity of the Registrant’s portfolio.

TABLE 15: Commercial Loan and Lease Portfolio Exposure

	June 30, 2004		June 30, 2003
By Industry ($ in millions)	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)
Real estate	$6,756	7,909	5,972	6,868
Manufacturing	3,709	7,782	3,561	7,382
Construction	3,490	5,319	3,070	4,751
Retail trade	2,721	4,403	2,323	3,952
Business services	1,876	3,118	1,912	3,013
Wholesale trade	1,505	2,752	1,301	2,393
Individuals	1,626	2,095	1,203	1,632
Healthcare	1,254	1,957	1,063	1,584
Financial services and insurance	654	1,955	582	2,191
Transportation and warehousing	1,319	1,555	1,033	1,259
Accommodation and food	869	1,181	848	1,074
Other	788	1,146	610	764
Other services	708	967	591	807
Public administration	824	911	800	891
Communication and information	459	856	441	662
Agribusiness	460	626	432	566
Entertainment and recreation	426	609	369	492
Utilities	222	563	80	374
Mining	194	343	197	306
Total	$29,860	46,047	26,388	40,961
By Loan Size
Less than $5 million	64%	54	66	55
$5 million to $15 million	25	26	25	27
$15 million to $25 million	8	12	8	11
Greater than $25 million	3	8	1	7
Total	100%	100	100	100

(a) Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Risk (continued)

The commercial portfolio is further characterized by 89 percent of outstanding balances and exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Florida, Michigan, Illinois, West Virginia and Tennessee. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 96 percent of outstanding balances and 94 percent of exposures concentrated within these eight states. The mortgage and construction segments of the commercial portfolio are characterized by 98 percent of outstanding balances and exposures concentrated within these eight states.

TABLE 16: Commercial Loan Portfolio Exposure by State

	June 30, 2004		June 30, 2003
	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)
Ohio	31%	34	31	36
Michigan	25	23	26	24
Indiana	11	10	11	10
Illinois	10	11	10	10
Kentucky	7	7	6	7
Tennessee	3	2	1	1
Florida	2	2	2	1
Out-of-footprint	11	11	13	11
Total	100%	100	100	100

(a) Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases on which ultimate collectibility of the full amount of the interest is uncertain, loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and other assets, including other real estate owned and repossessed equipment. Underperforming assets include nonperforming assets and loans and leases past due 90 days or more as to principal or interest, which are not already accounted for as nonperforming assets.

Total nonperforming assets were $283 million at June 30, 2004, down $35 million compared to $318 million at December 31, 2003, and $24 million compared to $307 million at June 30, 2003. Total nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned declined to .50 percent as of June 30, 2004 from .61 percent and .62 percent as of December 31, 2003 and June 30, 2003, respectively. During the same periods there has also been a decrease in loans and leases ninety days past due. The improvement in credit quality has been most evident in commercial loans with other categories remaining consistent with prior periods. The Registrant expects to see continued favorable trends in asset quality as economic conditions continue to improve.

Quantitative and Qualitative Disclosure about Risk (continued)

The table below provides a summary of nonperforming and underperforming assets:

  TABLE 17: Summary of Nonperforming and Underperforming Assets

($ in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Commercial:
Commercial loans	$98	111	149
Lease financing	6	18	14
Total commercial	104	129	163
Commercial real estate:
Commercial mortgages	47	42	46
Construction	14	19	18
Total commercial real estate	61	61	64
Residential mortgages	21	25	18
Consumer loans	30	27	29
Total nonperforming loans	216	242	274
Renegotiated loans and leases	3	8	-
Other assets, including other real estate owned	64	69	33
Total nonperforming assets	283	319	307
Ninety days past due loans and leases	132	145	137
Total underperforming	$415	464	444
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.50%	.61	.62
Underperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.73	.89	.90

The table below provides a breakout of the commercial nonaccrual loans and leases by loan size further illustrating the granularity of the Registrant’s commercial loan portfolio.

  TABLE 18: Summary of Commercial Nonaccrual Loans and Leases by Loan Size

	June 30, 2004	December 31, 2003	June 30, 2003
Less than $200,000	26%	23	18
$200,000 to $1 million	39	34	24
$1 million to $5 million	21	28	37
$5 million to $10 million	14	15	16
$10 million to $15 million	-	-	5
Total	100%	100	100

Quantitative and Qualitative Disclosure about Risk (continued)

Analysis of Net Loan Charge-offs

The tables below provide the summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

  TABLE 19: Summary of Credit Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,

($ in thousands)	2004	2003	2004	2003
Losses charged off:
Commercial, financial and agricultural loans	$(20,851)	(29,259)	(52,372)	(56,399)
Real estate – commercial mortgage loans	(2,697)	(1,218)	(5,767)	(2,279)
Real estate – construction loans	(2,720)	(410)	(3,278)	(608)
Real estate – residential mortgage loans	(3,219)	(3,195)	(7,618)	(12,001)
Consumer loans	(37,079)	(31,802)	(76,638)	(65,068)
Lease financing	(9,632)	(25,721)	(18,435)	(37,728)
Total losses	(76,198)	(91,605)	(164,108)	(174,083)
Recoveries of losses previously charged off:
Commercial, financial and agricultural loans	2,743	2,379	6,880	6,868
Real estate – commercial mortgage loans	1,440	418	2,368	1,104
Real estate – construction loans	84	33	103	209
Real estate – residential mortgage loans	30	11	56	13
Consumer loans	10,530	8,393	20,448	18,552
Lease financing	2,463	2,896	4,517	5,206
Total recoveries	17,290	14,130	34,372	31,952
Net losses charged off:
Commercial, financial and agricultural loans	(18,108)	(26,880)	(45,492)	(49,531)
Real estate – commercial mortgage loans	(1,257)	(800)	(3,399)	(1,175)
Real estate – construction loans	(2,636)	(377)	(3,175)	(399)
Real estate – residential mortgage loans	(3,189)	(3,184)	(7,562)	(11,988)
Consumer loans	(26,549)	(23,409)	(56,190)	(46,516)
Lease financing	(7,169)	(22,825)	(13,918)	(32,522)
Total net losses charged off	(58,908)	(77,475)	(129,736)	(142,131)
Reserve for credit losses, beginning	782,806	703,354	770,394	683,193
Total net losses charged off	(58,908)	(77,475)	(129,736)	(142,131)
Provision charged to operations	87,922	108,877	171,162	193,694
Reserve for credit losses, ending	$811,820	734,756	811,820	734,756

Quantitative and Qualitative Disclosure about Risk (continued)

  TABLE 20: Net Charge-Offs as a Percent of Average Loans and Leases

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003
Commercial, financial and agricultural loans	.50%	.79	.63	.75
Real estate – commercial mortgage loans	.07	.05	.10	.04
Real estate – construction loans	.27	.05	.17	.02
Real estate – residential mortgage loans	.24	.32	.31	.61
Consumer loans	.59	.59	.63	.60
Lease financing	.51	1.67	.49	1.21
Weighted-average ratio	.43%	.64	.48	.60

Net charge-offs as a percent of average loans and leases outstanding decreased 21 bp to .43 percent for the second quarter of 2004 from .64 percent for the second quarter of 2003 and decreased 11 bp from last quarter. The decrease in net charge-offs in the current quarter compared to the second quarter of 2003 was primarily due to lower net charge-offs in commercial loans and total lease financing. Total commercial loan net charge-offs decreased $9 million to $18 million in the current quarter compared to $27 million in the second quarter of 2003. The ratio of commercial loan net charge-offs to average commercial loans outstanding in the second quarter of 2004 was .50 percent, compared with .79 percent in the second quarter of 2003. The decrease in commercial loan net charge-offs compared to the second quarter of 2003 was concentrated in certain markets, including Columbus and Dayton, with individual credits ranging in size from less than $1 million to $3 million. The Registrant experienced significant improvement in commercial loan net charge-off activity in the second quarter of 2004 as compared to 2003 as a result of overall improving credit trends and economic outlook. Commercial mortgage net charge-offs were comparable to the low level seen in the second quarter of 2003. Total lease net charge-offs in the second quarter of 2004 were $7 million, compared with $23 million in the second quarter of 2003. The ratio of lease net charge-offs to average leases outstanding in the second quarter of 2004 was .51 percent, compared with 1.67 percent in the second quarter of 2003. The improvement in leasing net charge-offs is largely due to a $10.5 million charge-off related to a commercial airline lease credit occurring in the second quarter of 2003. The lease net charge-off ratio of .51 percent is comparable to the .48 percent in the first quarter of 2004. Total consumer loan net charge-offs in the second quarter of 2004 increased to $26.5 million compared with $23.4 million in the second quarter of 2003, with increases not concentrated in any specific market. The ratio of consumer loan net charge-offs to average loans outstanding was unchanged from the second quarter of 2003, and the ratio for residential mortgage loan net charge-offs improved from .32 percent to .24 percent due to improvements in most of the Registrant’s markets.

Provision and Reserve for Credit Losses

The reserve for credit losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Registrant evaluates the reserve each quarter to determine that it is adequate to cover inherent losses. The Registrant has not substantively changed in the current year any aspect to its overall approach in the determination of the reserve for loan and lease losses, and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period reserve. The increase in the reserve for credit losses in the current quarter compared to the same period last year is primarily due to the increase in the total loan and lease portfolio as well as the overall assessed probable estimated loan and lease losses inherent in the portfolio. The reserve for credit losses at June 30, 2004 was at 1.43 percent of the total loan and lease portfolio compared to 1.47 percent at December 31, 2003 as the Registrant’s consideration of historical and anticipated loss rates in the portfolio has remained relatively consistent. The reserve for credit losses at June 30, 2003 was 1.49 percent of the total loan and lease portfolio. Additionally, the Registrant’s long history of low exposure limits, minimal exposure to national or sub-prime lending businesses, centralized risk management and a diversified portfolio reduces the likelihood of significant unexpected credit losses.

Quantitative and Qualitative Disclosure about Risk (continued)

Market Risk Management

Market risk arises from fluctuations in interest rates, foreign exchange rates and equity prices that may result in the potential reduction in net interest income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (i) assets and liabilities may mature or reprice at different times; (ii) short-term and long-term market interest rates may change by different amounts; or (iii) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of mortgage servicing rights and other sources of the Registrant’s earnings. Consistency of the Registrant’s net interest income is largely dependent upon the effective management of interest rate risk.

Net Interest Income Simulation Model

The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant and incorporates the loss of free funding resulting from the Registrant’s share repurchase activity. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Registrant’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Registrant created a Market Risk Management department as part of the Enterprise Risk Management Division, which provides independent oversight of market risk activities. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12 month and 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of June 30, 2004. Additionally, in order to further illustrate the estimated earnings sensitivity of interest rate changes, the Registrant has included the anticipated change to net interest income over a 12 month to 24 month horizon assuming a 50 bp and 100 bp linear increase or decrease in all interest rates.

  TABLE 21: Estimated Earnings Sensitivity Profile

Change in Interest Rates (bp)	Change in Net Interest Income
	Year 1	Year 2
+ 200	(3.4)%	(2.7)%
+100	(1.6)	(.8)
+50	(.8)	(.8)
-50.6		(.8)
-100.8		(3.2)

Given a linear 100 bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Registrant would decrease by 1.6 percent in the first year and .9 percent in the second year. A 200 bp linear increase in interest rates would decrease net interest income by 3.4 percent in the first year and 2.7

Quantitative and Qualitative Disclosure about Risk (continued)

percent in the second year. A 100 bp linear decrease in interest rates would increase net interest income by .8 percent in the first year and decrease net interest income by an estimated 3.2 percent in the second year. Given the low level of interest rates, the Registrant’s ALCO has measured the risk of a decrease in interest rates at 100 basis points. The Registrant is continuing to position itself to be less sensitive to a rising interest rate environment by increasing the proportion of variable interest yielding assets and increasing core deposits. Management does not expect any significant adverse effect to net interest income for the remainder of 2004 based on the composition of the portfolio and anticipated trends in rates.

Use of Derivatives to Manage Interest Rate Risk

The Registrant enters into derivative transactions to manage its interest rate and prepayment risk and to accommodate the business requirements of its customers. To manage its interest rate risk, the Registrant may enter into interest rate swaps, interest rate floors and caps, forward contracts, options and swaptions. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without exchange of the underlying notional amount on which the interest payments are calculated. Interest rate floors protect against declining rates while interest rate caps protect against rising interest rates. Forward contracts are contracts in which a buyer agrees to purchase and a seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Swaptions have characteristics of both a swap and an option. Swaptions allow, but do not require, counterparties to exchange streams of payments over a specified period of time. As part of its risk management strategy for its mortgage banking operations, the Registrant may enter into free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in the fair value of its largely fixed rate MSR portfolio. The Registrant also acts as a buyer and seller of interest rate derivative contracts on behalf of customers. The Registrant minimizes its market and liquidity risks by taking similar offsetting positions with approved, reputable counterparties. The notional amount and estimated net fair values of these derivatives as of June 30, 2004 are presented in Note 5 to the Condensed Consolidated Financial Statements.

Servicing Rights and Interest Rate Risk

The net carrying amount of the servicing rights portfolio was $358 million at June 30, 2004. The Registrant maintains a comprehensive management strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in impairment on its MSR portfolio as a result of changing interest rates. The Registrant’s non-qualifying hedging strategy includes the purchase of free-standing derivatives (PO swaps, swaptions, floors, interest rate swaps, options and forward contracts). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline, the value of servicing rights declines because, as loans are prepaid to take advantage of an interest rate decline, no further servicing fees are collected on those loans. The increase in interest rates during the second quarter of 2004 and corresponding decrease in prepayment speeds led to a reversal of temporary impairment of $56 million in the MSR portfolio in the second quarter of 2004 as compared to the $27 million in temporary impairment recognized in the second quarter of 2003. The servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. See Note 4 to the Condensed Consolidated Financial statements for further discussion.

Foreign Currency Risk

The Registrant enters into foreign exchange derivative contracts for the benefit of customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Registrant minimizes its exposure to these derivative contracts by entering into offsetting third-party derivative contracts with approved, reputable counterparties with matching terms and currencies.

Quantitative and Qualitative Disclosure about Risk (continued)

Liquidity Risk Management

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 5.1 years at June 30, 2004, based on current prepayment expectations. Of the $30.2 billion (fair value basis) of securities in the portfolio at June 30, 2004, $3.3 billion in principal and accrued interest is expected to be received in the next twelve months, and an additional $2.7 billion in principal and accrued interest is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale portfolio securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations as well as to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For the six months ended June 30, 2004 and 2003, a total of $4.3 billion and $8.5 billion, respectively, were sold, securitized, or transferred off-balance sheet.

The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of June 30, 2004, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, the Registrant also has $13.8 billion of funding available for issuance in connection with its bank note program. These sources, in addition to the Registrant’s 9.09 percent average equity capital base, provide a stable funding base.

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only three other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability.

  TABLE 22: Agency Ratings

	Moody’s	Standard and Poor’s	Fitch
Fifth Third Bancorp:
Commercial paper	Prime-1	A-1+	F1+
Senior debt	Aa2	AA-	AA-
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A-1+	F1+
Long-term deposit	Aa1	AA-	AA

These debt ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional access to liquidity. Based on the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not currently expect any downgrade in these credit ratings based on financial performance. Core customer deposits have historically provided the Registrant with a sizeable source of relatively stable and low-cost funds. The Registrant’s average core deposits and stockholders’ equity funded 61 percent of its average total assets during the first six months of 2004. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Quantitative and Qualitative Disclosure about Risk (continued)

Capital Management

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At June 30, 2004, shareholders’ equity was $8.4 billion compared to $8.7 billion at both December 31, 2003 and June 30, 2003, a decrease of three percent. Average shareholders’ equity as a percentage of average assets for the three months ended June 30, 2004 was 9.09 percent. The FRB adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier 1, total capital and leverage as 6 percent, 10 percent and 5 percent, respectively. The Registrant exceeded these “well-capitalized” ratios at June 30, 2004 and 2003. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2004.

  TABLE 23: Capital Ratios

	June 30, 2004	June 30, 2003	“Well-Capitalized”
Risk-based capital:
Tier 1	10.52%	11.47	6.00
Total capital	12.75	13.97	10.00
Leverage	8.97	9.29	5.00

Dividend Policy

The Registrant’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Registrant increased its quarterly dividend to $.32 from $.29 during the first quarter of 2004.

Stock Repurchase Program

On March 27, 2003, the Registrant announced that its Board of Directors had authorized management to repurchase up to 20 million shares of the Registrant’s common stock through the open market or in any private transaction. As of June 30, 2004, the Registrant had purchased all of the shares available under this authorization. On June 15, 2004, the Registrant announced that its Board of Directors had authorized management to purchase an additional 40 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. The Registrant’s repurchase of equity securities were as follows:

  TABLE 24: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 – April 30, 2004	836,000	$54.65	836,000	7,686,512
May 1, 2004 – May 31, 2004	4,500,072	$53.23	4,496,400	3,190,112
June 1, 2004 – June 30, 2004	3,218,887	$53.97	3,205,000	39,985,112
Total	8,554,959	$53.65	8,537,400	39,985,112

(a) The Registrant purchased 3,672 and 13,887 shares of its common stock during May and June 2004, respectively, in connection with various employee compensation and incentive plans of the Registrant. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

Quantitative and Qualitative Disclosure about Risk (continued)

The Registrant’s stock repurchase program is an important element of its capital planning activities. Given the level of excess capital, the Registrant views share repurchases as an effective means of delivering value to shareholders.

Off-Balance Sheet Arrangements

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

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Registrant’s ALCO capital planning directives, to hedge changes in fair value of its largely fixed rate mortgage servicing rights portfolio or to provide qualifying customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee, the Risk Compliance Committee and the Board of Directors.

As part of the Registrant’s asset/liability management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The accounting for QSPE’s is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change. During the three months ended June 30, 2004, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At June 30, 2004, the outstanding balance of loans transferred was $1.9 billion. Given the investment grade nature of the loans transferred, as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At June 30, 2004, the Registrant had retained servicing assets totaling $358 million, an interest-only strip totaling $1 million, subordinated tranche security interests totaling $68 million and residual interests totaling $50 million.

Quantitative and Qualitative Disclosure about Risk (continued)

The Registrant had the following cash flows with these unconsolidated QSPE’s during the six months ended June 30, 2004 and 2003:

TABLE 25: Cash Flows with Unconsolidated QSPE’s

	Six Months Ended June 30,

($ in millions)	2004	2003
Proceeds from transfers, including new securitizations	$896	104
Proceeds from collections reinvested in revolving- period securities	82	-
Transfers received from QSPE	52	58
Fees received	15	12

At June 30, 2004, the Registrant had provided credit recourse on approximately $570 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $570 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $15 million relating to these residential mortgage loans sold.

Contractual Obligations and Commitments

The Registrant has certain obligations and commitments to make future payments under contracts. At June 30, 2004, the aggregate contractual obligations and commitments were:

  TABLE 26: Aggregate Contractual Obligations and Other Commitments

	Payments Due by Period
Contractual Obligations ($ in millions)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Total deposits	$57,907	50,234	70	3,546	4,057
Long-term borrowings	14,775	551	7,082	3,256	3,886
Short-term borrowings	11,517	11,517	-	-	-
Annual rental/purchase commitments under noncancelable leases/contracts	404	83	96	79	146
Total	$84,603	62,385	7,248	6,881	8,089

		Amount of Commitment – Expiration by Period
Other Commitments ($ in millions)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Letters of credit	$5,595	1,826	1,842	1,641	286
Commitments to extend credit	26,520	16,679	9,841	-	-
Total	$32,115	18,505	11,683	1,641	286

Condensed Consolidated Financial Statements and Notes (Item 1)

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

($ in thousands, except share data)	June 30, 2004	December 31, 2003	June 30, 2003
Assets
Cash and Due from Banks	$2,357,814	2,359,371	1,776,334
Available-for-Sale Securities (a)	30,179,952	28,999,168	29,051,531
Held-to-Maturity Securities (b)	211,919	135,215	106,310
Trading Securities	96,806	55,393	48,997
Other Short-Term Investments	257,900	268,092	233,059
Loans Held for Sale	577,154	1,881,127	3,245,470
Loans and Leases:
Commercial Loans	15,243,691	14,209,129	14,014,557
Construction Loans	4,107,787	3,635,977	3,361,687
Commercial Mortgage Loans	7,541,022	6,893,742	6,297,335
Commercial Lease Financing	4,472,120	4,429,605	3,935,160
Residential Mortgage Loans	5,873,079	4,425,421	3,745,059
Consumer Loans	18,301,808	17,432,495	16,374,055
Consumer Lease Financing	2,558,419	2,708,511	2,837,880
Unearned Income	(1,418,685)	(1,427,027)	(1,209,234)
Total Loans and Leases	56,679,241	52,307,853	49,356,499
Reserve for Credit Losses	(811,820)	(770,394)	(734,756)
Total Loans and Leases, Net	55,867,421	51,537,459	48,621,743
Bank Premises and Equipment	1,167,922	1,061,191	947,664
Operating Lease Equipment	525,330	766,762	-
Accrued Interest Receivable	397,122	408,104	428,069
Goodwill	978,975	738,054	738,054
Intangible Assets	163,534	194,569	222,044
Servicing Rights	358,490	298,564	244,413
Other Assets	2,473,200	2,478,027	2,639,223
Total Assets	$95,613,539	91,181,096	88,302,911
Liabilities
Deposits:
Demand	$13,036,825	12,141,582	11,633,492
Interest Checking	19,242,566	19,757,044	18,432,242
Savings	7,972,740	7,375,486	7,980,833
Money Market	2,854,152	3,201,398	3,298,811
Other Time	6,531,176	6,685,935	7,065,932
Certificates - $100,000 and Over	2,312,971	1,370,717	4,302,135
Foreign Office	5,957,024	6,563,147	3,161,618
Total Deposits	57,907,454	57,095,309	55,875,063
Federal Funds Purchased	3,851,019	6,928,505	5,840,359
Short-Term Bank Notes	1,275,000	500,000	-
Other Short-Term Borrowings	6,391,156	5,742,202	5,687,128
Accrued Taxes, Interest and Expenses	1,970,871	2,199,607	2,470,321
Other Liabilities	1,050,134	985,640	918,960
Long-Term Debt	14,775,201	9,062,830	8,338,341
Total Liabilities	87,220,835	82,514,093	79,130,172
Minority Interest	-	-	481,964
Shareholders’ Equity
Common Stock (c)	1,295,263	1,295,263	1,295,263
Preferred Stock (d)	9,250	9,250	9,250
Capital Surplus	1,921,560	1,965,363	1,978,891
Retained Earnings	6,999,075	6,480,558	5,951,579
Accumulated Nonowner Changes in Equity	(554,144)	(120,701)	236,093
Treasury Stock	(1,278,300)	(962,730)	(780,301)
Total Shareholders’ Equity	8,392,704	8,667,003	8,690,775
Total Liabilities and Shareholders’ Equity	$95,613,539	91,181,096	88,302,911
(a)	Amortized cost: June 30, 2004 - $30,857,040, December 31, 2003 - $29,075,805 and June 30, 2003 - $28,594,278.
(b)	Market values: June 30, 2004 - $211,919, December 31, 2003 - $135,215 and June 30, 2003 - $106,310.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at June 30, 2004 - 560,804,042 (excludes 22,647,649 treasury shares), December 31, 2003 - 566,685,301 (excludes 16,766,390 treasury shares) and June 30, 2003 - 569,963,718 (excludes 13,487,973 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2004	2003	2004	2003
Interest Income
Interest and Fees on Loans and Leases	$682,661	690,106	$1,351,992	1,366,164
Interest on Securities:
Taxable	305,408	315,841	613,880	626,664
Exempt from Income Taxes	11,412	12,889	23,220	25,534
Total Interest on Securities	316,820	328,730	637,100	652,198
Interest on Other Short-Term Investments	649	1,082	1,163	1,854
Total Interest Income	1,000,130	1,019,918	1,990,255	2,020,216
Interest Expense
Interest on Deposits:
Interest Checking	35,493	45,961	72,030	101,228
Savings	11,479	16,544	20,414	37,578
Money Market	6,103	7,836	12,739	17,045
Other Time	40,945	54,799	85,027	116,908
Certificates - $100,000 and Over	7,646	15,414	13,018	27,732
Foreign Office	11,435	11,151	26,401	20,718
Total Interest on Deposits	113,101	151,705	229,629	321,209
Interest on Federal Funds Purchased	17,076	21,902	35,030	41,522
Interest on Short-Term Bank Notes	2,774	-	4,033	-
Interest on Other Short-Term Borrowings	17,397	14,336	32,988	26,845
Interest on Long-Term Debt	87,821	92,647	176,871	185,069
Total Interest Expense	238,169	280,590	478,551	574,645
Net Interest Income	761,961	739,328	1,511,704	1,445,571
Provision for Credit Losses	87,922	108,877	171,162	193,694
Net Interest Income After Provision for Credit Losses	674,039	630,451	1,340,542	1,251,877
Noninterest Income
Electronic Payment Processing Revenue	148,427	141,501	296,661	271,638
Service Charges on Deposits	131,147	120,826	254,394	235,149
Mortgage Banking Net Revenue	60,749	92,826	104,687	169,675
Investment Advisory Revenue	96,606	82,843	189,771	162,580
Other Noninterest Income	268,564	139,163	409,143	297,525
Operating Lease Revenue	43,522	-	95,174	-
Securities Gains, Net	111	38,860	25,701	63,769
Securities Gains, Net - Non-Qualifying Hedges on Mortgage Servicing	-	1,793	-	2,809
Total Noninterest Income	749,126	617,812	1,375,531	1,203,145
Noninterest Expenses
Salaries, Wages and Incentives	254,062	269,365	499,500	538,075
Employee Benefits	65,637	64,737	141,198	125,387
Equipment Expense	19,309	20,341	39,196	40,053
Net Occupancy Expense	46,897	37,837	92,545	76,234
Operating Lease Expense	31,720	-	70,002	-
Other Noninterest Expense	326,038	228,964	553,290	455,423
Total Noninterest Expense	743,663	621,244	1,395,731	1,235,172
Income from Continuing Operations Before Income Taxes and Minority Interest	679,502	627,019	1,320,342	1,219,850
Applicable Income Taxes	231,792	202,466	442,316	395,934
Income from Continuing Operations Before Minority Interest	447,710	424,553	878,026	823,916
Minority Interest, Net of Tax	-	(10,229)	-	(20,458)
Income from Continuing Operations	447,710	414,324	878,026	803,458
Income from Discontinued Operations, Net of Tax	-	1,136	-	1,948
Net Income	447,710	415,460	878,026	805,406
Dividends on Preferred Stock	185	185	370	370
Net Income Available to Common Shareholders	$447,525	415,275	$877,656	805,036
Basic Earnings Per Share:
Income from Continuing Operations	$0.80	0.72	$1.56	1.40
Income from Discontinued Operations	-	-	-	-
Net Income	$0.80	0.72	$1.56	1.40
Diluted Earnings Per Share:
Income from Continuing Operations	$0.79	0.71	$1.54	1.38
Income from Discontinued Operations	-	-	-	-
Net Income Available to Common Shareholders	$0.79	0.71	$1.54	1.38

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
($ in thousands)	2004	2003
Operating Activities
Net Income	$878,026	805,406
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	171,162	193,694
Minority Interest in Net Income	-	20,458
Depreciation, Amortization and Accretion	244,447	238,142
Stock-Based Compensation Expense	42,670	62,558
Provision for Deferred Income Taxes	(174,682)	4,209
Realized Securities Gains	(32,820)	(82,850)
Realized Securities Gains - Non Qualifying Hedges on Mortgage Servicing	-	(3,304)
Realized Securities Losses	7,119	19,081
Realized Securities Losses - Non-Qualifying Hedges on Mortgage Servicing	-	495
Proceeds from Sales/Transfers of Residential Mortgage and Other Loans Held for Sale	3,533,847	8,740,096
Net Gain on Sales of Loans	(69,735)	(259,266)
Increase in Residential Mortgage and Other Loans Held for Sale	(1,829,616)	(7,713,087)
Decrease in Trading Securities	240,486	-
Net Gain on Divestitures	(84,607)	-
Decrease in Accrued Interest Receivable	16,101	44,342
Increase in Other Assets	(60,987)	(776,599)
Increase in Accrued Taxes, Interest and Expenses	101,044	317,916
(Decrease) Increase in Other Liabilities	(234,497)	517,862
Net Cash Provided by Operating Activities	2,747,958	2,129,153
Investing Activities
Proceeds from Sales of Available-for-Sale Securities	3,678,514	14,881,224
Proceeds from Calls, Paydowns and Maturities of Available-for-Sale Securities	3,673,445	5,066,742
Purchases of Available-for-Sale Securities	(9,134,844)	(23,766,929)
Proceeds from Calls, Paydowns and Maturities of Securities Held-to-Maturity	6,964	1,961
Purchases of Held-to-Maturity Securities	(83,168)	(56,503)
Decrease in Other Short-Term Investments	10,192	37,784
Increase in Loans and Leases	(4,152,992)	(4,226,198)
Decrease in Operating Lease Equipment	175,394	-
Purchases of Bank Premises and Equipment	(169,012)	(110,693)
Proceeds from Disposal of Bank Premises and Equipment	6,420	7,888
Cash Received on Divestitures	223,063	-
Cash Acquired in Business Acquisitions	29,020	-
Net Cash Used In Investing Activities	(5,737,004)	(8,164,724)
Financing Activities
Increase in Core Deposits	44,023	1,158,229
Increase in Certificates - $100,000 and Over, Including Foreign Office	1,205	2,508,406
(Decrease) Increase in Federal Funds Purchased	(3,100,586)	1,091,791
Increase in Short-Term Bank Notes	775,000	-
Increase in Other Short-Term Borrowings	644,254	1,612,552
Proceeds from Issuance of Long-Term Debt	8,820,564	1,405,097
Repayment of Long-Term Debt	(3,131,123)	(1,225,811)
Payment of Cash Dividends	(344,621)	(299,339)
Exercise of Stock Options, Net	62,152	35,175
Purchases of Treasury Stock	(783,913)	(361,819)
Other	534	(3,185)
Net Cash Provided by Financing Activities	2,987,489	5,921,096
Decrease in Cash and Due from Banks	(1,557)	(114,475)
Cash and Due from Banks at Beginning of Period	2,359,371	1,890,809
Cash and Due from Banks at End of Period	$2,357,814	1,776,334
Cash Payments
Interest	$464,048	581,619
Federal Income Taxes	460,000	42,388
Supplemental Cash Flow Information
Business Acquisitions:
Fair Value of Tangible Assets Acquired (Noncash)	921,886	-
Goodwill and Identifiable Intangible Assets Acquired	281,530	-
Liabilities Assumed	(915,802)	-
Stock Options	(35,949)	-
Common Stock Issued	(280,677)	-
Securitization of Automotive Loans:
Capitalized Servicing Rights	9,313	-
Residual Interest	20,931	-
Available-for-Sale Securities Retained	20,602	-

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Six Months Ended June 30,
($ in thousands, except per share data)	2004	2003
Total Shareholders’ Equity, Beginning	$8,667,003	8,604,392
Net Income	878,026	805,406
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized Gains (Losses) on Available-for-Sale Securities and Qualifying Cash Flow Hedges	(433,444)	(132,909)
Net Income and Nonowner Changes in Equity	444,582	672,497
Cash Dividends Declared:
Common Stock (2004 - $.64 per share and 2003 - $.55 per share)	(359,773)	(314,886)
Preferred Stock	(370)	(370)
Stock Options Exercised including Treasury Shares Issued	63,620	55,277
Stock-Based Compensation Expense	42,670	62,558
Loans Issued Related to the Exercise of Stock Options, Net	(1,468)	(20,102)
Change in Corporate Tax Benefit Related to Stock-Based Compensation	3,186	(3,587)
Shares Purchased	(783,913)	(361,819)
Acquisition	316,633	-
Other	534	(3,185)
Total Shareholders’ Equity, Ending	$8,392,704	8,690,775

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and 2003, the results of operations for the three and six months ended June 30, 2004 and 2003, the cash flows for the six months ended June 30, 2004 and 2003 and the changes in shareholders’ equity for the six months ended June 30, 2004 and 2003. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three and six months ended June 30, 2004 and 2003 and the cash flows for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2003 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp (the “Registrant” or “Fifth Third”). These Consolidated Financial Statements have been retroactively restated due to the adoption of the fair value method of accounting for stock-based compensation as described in Note 12. For further information on this retroactive adoption, refer to the Registrant’s 8-K filed on April 14, 2004, which presents the Registrant’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2003.

Certain reclassifications have been made to prior periods’ Condensed Consolidated Financial Statements and related notes to conform with the current period presentation.

2.    New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2004, the Registrant adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. As a result, financial information for all prior periods has been restated to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards granted to employees after January 1, 1995. See Note 12 for further discussion.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN” 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur, or both. Qualifying Special Purpose Entities (“QSPE’s”) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE’s created after January 31, 2003 and for VIE’s in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Staff Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003),” which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIE’s. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities (SPE’s) for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE’s (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The Registrant early adopted the provisions of FIN 46 on July 1, 2003. Through June 30, 2004, the Registrant has provided full credit recourse to an unrelated and unconsolidated asset-backed SPE in conjunction with the sale and subsequent leaseback of leased autos. The unrelated and unconsolidated asset-backed SPE was formed for the sole purpose of participating in the sale and subsequent lease-back transactions with the Registrant. Based on this credit recourse, the Registrant is deemed to be the primary beneficiary as it maintains the majority of the variable interests in this SPE and was therefore required to consolidate the entity. Early adoption of this Interpretation required the Registrant to consolidate these operating lease assets and a corresponding liability as well as recognize an after-tax cumulative effect charge of $11 million, representing the difference between the carrying value of the leased autos sold and the carrying value of the newly consolidated obligation as of July 1, 2003. As of June 30, 2004, the outstanding balance of leased autos sold was $480 million. Consolidation of these operating lease assets did not impact risk-based capital ratios or bottom line income statement trends; however lease payments on the operating lease assets are now reflected as a component of noninterest income and depreciation expense is now reflected as a component of noninterest expense. The Registrant also early adopted the provisions of FIN 46 related to the consolidation of two wholly-owned finance entities involved in the issuance of trust preferred securities. Effective July 1, 2003, the Registrant deconsolidated the wholly-owned issuing trust entities resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations that exist between the Registrant and the issuing trust entities. See Note 6 for discussion of certain guarantees that the Registrant has provided for the benefit of the wholly-owned issuing trust entities related to their debt obligations.

In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan

Notes to Condensed Consolidated Financial Statements (continued)

commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into on or before March 31, 2004. Adoption of this SAB did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired involves a three-step process including, determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and the Registrant’s intent and ability to hold the impaired investments at the time of the valuation.

In May 2004, FASB issued Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on accounting for the effects of the Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D, and the subsidy is expected to offset or reduce the Company’s costs for prescription drug coverage. The FSP is effective for the first interim period beginning after June 15, 2004. The FSP also provides guidance for disclosures concerning the effects of the subsidy for employers when the employer has not yet determined actuarial equivalency. The Registrant does not anticipate the adoption of this FSP will have a material impact on its financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03 “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” SOP 03-03 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-03 prohibits the carryover of an allowance for loan loss on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Registrant will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The Registrant does not anticipate this Statement to have a material effect on its Condensed Consolidated Financial Statements.

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

Notes to Condensed Consolidated Financial Statements (continued)

Detail of amortizable intangible assets as of June 30, 2004:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
Mortgage servicing rights	$912	(477)	(94)	341
Other consumer and commercial servicing rights	21	(4)	-	17
Core deposits	347	(192)	-	155
Other intangible assets	9	-	-	9
Total	$1,289	(673)	(94)	522

As of June 30, 2004, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

($ in millions)	2004	2003	2004	2003
Amortization expense (including mortgage servicing assets)	$30	57	64	117

Estimated amortization expense, including servicing rights, for fiscal years 2004 through 2008 is as follows:

For the Years Ended December 31 ($ in millions)
2004 (a)	$123
2005	113
2006	95
2007	75
2008	60
(a)	Includes six months actual and six months estimated

4.    Retained Interests

In the second quarter of 2004, the Registrant securitized and sold $750 million of automotive loans, maintaining servicing responsibilities and retaining a residual interest with first risk of loss valued at approximately $21 million and a subordinated tranche of securities totaling $21 million. The investors and the securitization trust have no other recourse to the Registrant’s assets for failure of debtors to pay as due.

Notes to Condensed Consolidated Financial Statements (continued)

At June 30, 2004, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interests were as follows:

($ in millions)	Rate	Fair Value	Weighted Average Life (in years)	Prepayment Speed Assumption (annual)	Discount Rate (annual)	Weighted Average Default Rate (annual)
Residential Mortgage Loans:
Servicing assets	Fixed	$330	6.7	14.7%	9.4%	N/A
Servicing assets	Adjustable	32	3.7	28.6	11.5	N/A
Home equity line of credit:
Servicing assets	Adjustable	6	2.1	40.0	12.0	N/A
Residual interest	Adjustable	27	2.1	40.0	11.7	0.35%
Automotive loans:
Servicing assets	Fixed	9	2.9	1.55	12.0	N/A
Residual interest	Fixed	21	2.9	1.55	12.0	1.25

Based on historical credit experience, expected credit losses for servicing rights have been deemed not to be material.

Changes in capitalized servicing rights for the six months ended June 30:

($ in millions)	2004	2003
Balance at January 1	$299	263
Amount capitalized	64	120
Amortization	(50)	(96)
Sales	-	(1)
Servicing valuation recovery (provision)	45	(42)
Balance at June 30	$358	244

Changes in the servicing rights valuation reserve for the six months ended June 30:

($ in millions)	2004	2003
Balance at January 1	$(152)	(278)
Servicing valuation recovery (provision)	45	(42)
Permanent impairment write-off	13	129
Balance at June 30	$(94)	(191)

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the mortgage servicing rights (MSR) portfolio. This strategy previously included the purchase of various available-for-sale securities (primarily FHLMC and FNMA agency bonds, U.S. treasury bonds and principal only (“PO”) strips) and currently includes the purchase of various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The increase in interest rates during the first six months of 2004 and the resulting impact of changing prepayment speeds led to the reversal of $45 million in temporary impairment on the MSR portfolio.

Notes to Condensed Consolidated Financial Statements (continued)

During the first six months of 2003, a temporary impairment of $42 million was recognized on the MSR portfolio due to falling interest rates and earnings rates and corresponding increases in prepayment speed, and the Registrant sold certain of these available-for-sale securities resulting in net realized gains of $3 million that were captured as a component of noninterest income in the Condensed Consolidated Statements of Income. In addition, the Registrant recognized a net loss of $24 million and net gain of $38 million in the six months ended June 30, 2004 and 2003, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of June 30, 2003, the Registrant no longer held any available-for-sale securities related to its non-qualifying hedging strategy. As of June 30, 2004 and 2003 other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $4 million and $(7) million, respectively, and other liabilities included a fair value of $3 million as June 30, 2004. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $.7 billion and $1.4 billion as of June 30, 2004 and 2003, respectively.

At the beginning of the second quarter of 2004, expectations of interest rate movement resulted in the acceleration of prepayment speeds on loans serviced by the Registrant. Due to this increase in prepayment speed, the Registrant recorded a permanent impairment of $13 million on its MSR portfolio. The continued decline in primary and secondary mortgage rates during the second quarter of 2003 led to historically high refinance rates and corresponding increases in prepayment speeds. Therefore, during the second quarter of 2003, the Registrant determined a portion of the MSR portfolio was permanently impaired, resulting in a write-off of $129 million in MSR’s against the related valuation reserve.

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

As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed-rate MSR portfolio. PO swaps are total return swaps based on changes in the value of the underlying PO trust.

The Registrant also enters into foreign exchange contracts and interest rate swaps, floors and caps for the benefit of customers. The Registrant economically hedges significant exposures related to these free-standing derivatives, entered into for the benefit of customers, by entering into offsetting third-party contracts with approved, reputable counterparties with matching terms and currencies that are generally settled daily. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional, principal or contract amounts. The Registrant minimizes the credit risk through credit approvals, limits and monitoring procedures. The Registrant hedges its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers.

Notes to Condensed Consolidated Financial Statements (continued)

FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate, long-term debt to floating-rate debt. The Registrant’s practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended June 30, 2004, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2004, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income.

During 2003, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of the termination was recognized as a premium on the previously hedged long-term debt and is being amortized as an adjustment to yield.

The Registrant also enters into forward contracts to hedge the forecasted sale of its residential mortgage loans. For the three months ended June 30, 2004, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans held for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheets.

As of June 30, 2004, there were no instances of designated hedges no longer qualifying as fair value hedges. The following table reflects all fair value hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Included in other assets:
Interest rate swaps related to debt	$61	54	124
Included in other liabilities:
Interest rate swaps related to debt	$94	-	-
Forward contracts related to mortgage loans held for sale	3	3	-
Total included in other liabilities	$97	3	-

CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions. As of June 30, 2004 and 2003 and December 31, 2003, $52 million, $9 million and $8 million, respectively, in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of June 30, 2004, $3 million in net deferred gains, net of tax, on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

During 2003, the Registrant terminated a hedge designated as a cash flow hedge related to the purchase price for certain available-for-sale securities. In accordance with SFAS No. 133, an amount equal to the fair value at date of determination is being amortized over a period of 15 years as an adjustment to yield.

The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows is 33 months for hedges converting LIBOR-based loans to fixed and 14 months for hedges converting floating-rate debt to fixed.

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2004, there were no instances of designated hedges no longer qualifying as cash flow hedges. The following table reflects all cash flow hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Included in other liabilities:
Interest rate swaps related to debt	$1	7	14
Interest rate swaps related to LIBOR-based loans	74	-	-
Total included in other liabilities	$75	7	14

FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not designated against specific assets or liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and various other derivative contracts for the benefit of commercial customers. The Registrant economically hedges significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting third-party forward contracts with approved, reputable counterparties with matching terms and currencies that are generally settled daily.

Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Additionally, the Registrant occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. Revaluation gains and losses on interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are recorded as a component of mortgage banking revenue, revaluation gains and losses on foreign exchange derivative contracts, other commercial customer derivative contracts and interest rate risk derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2004	2003	2004	2003
Foreign exchange contracts for customers	$10	8	22	17
Interest rate lock commitments and forward contracts related to interest rate lock commitments	2	4	(1)	4
Derivative instruments related to MSR portfolio	(45)	25	(24)	38
Derivative instruments related to interest rate risk	(8)	-	4	5

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Included in other assets:
Foreign exchange contracts for customers	$94	167	87
Interest rate contracts for customers	35	67	99
Interest rate lock commitments	1	-	5
Forward contracts related to interest rate lock commitments	-	(1)	-
Derivative instruments related to MSR portfolio	4	8	(7)
Derivative instruments related to interest rate risk	2	7	-
Total included in other assets	$136	248	184

Included in other liabilities:
Foreign exchange contracts for customers	$62	131	61
Interest rate contracts for customers	35	67	99
Forward contracts related to interest rate lock commitments	3	-	-
Derivative instruments related to MSR portfolio	3	-	-
Total included in other liabilities	$103	198	160

The following table summarizes the Registrant’s derivative instrument activity (excluding customer derivatives) at June 30, 2004:

($ in millions)	Notional Balance	Weighted Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$4,250	59	4.32%	1.94%
Receive floating/pay fixed	205	13	1.19%	4.06%
Interest rate swaps related to LIBOR-based loans:
Receive fixed/pay floating	3,900	28	2.42%	1.25%
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale	258	1
Forward contracts related to interest rate lock commitments	348	1
Interest rate lock commitments	329	1
Mortgage servicing rights portfolio:
Principal only swaps	152	14		1.09%
Interest rate swaps—Receive fixed/pay floating	202	58	3.82%	1.31%
Purchased swaptions	325	3	5.04%
Swaptions related to interest rate risk:
Written	400	7		3.75%
Purchased	400	7	4.50%
Total	$10,769

The notional amount related to commercial customer contracts outstanding at June 30, 2004 was $11.0 billion.

Notes to Condensed Consolidated Financial Statements (continued)

6.    Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At June 30, 2004, the Registrant had issued approximately $5.6 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $5.6 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At June 30, 2004, the Registrant maintained a credit loss reserve of approximately $18 million related to these standby letters of credit. Approximately 77 percent of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through June 30, 2004, the Registrant had transferred, subject to credit recourse, certain primarily fixed-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at June 30, 2004 was approximately $1.9 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $1.9 billion at June 30, 2004. The outstanding balances are generally secured by the underlying collateral that include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. Given the investment grade nature of the loans transferred as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

At June 30, 2004, the Registrant had provided credit recourse on approximately $570 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third-party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $570 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $15 million relating to these residential mortgage loans sold.

As of June 30, 2004, the Registrant has also fully and unconditionally guaranteed $349 million of certain long-term borrowing obligations issued by three wholly-owned issuing trust entities that have been deconsolidated upon the early adoption of the provisions of FIN 46. See Note 2 for further discussion of adoption of FIN 46.

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the six months ended June 30, 2004, the Registrant processed approximately $59 million of chargebacks presented by issuing banks, resulting in actual losses of $1 million to the Registrant. The Registrant accrues for probable losses based on historical experience and maintained an estimated credit loss reserve of approximately $1 million at June 30, 2004.

Notes to Condensed Consolidated Financial Statements (continued)

Fifth Third Securities, Inc (“FTS”), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of June 30, 2004 was $54 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given certain FTS margin account relationships were in place prior to January 1, 2003 and the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

7.    Business Combinations

On June 11, 2004, the Registrant completed the acquisition of Franklin Financial Corporation (“Franklin”), a bank holding company, and its subsidiary, Franklin National Bank. Franklin operated nine full-service banking centers in the Nashville, Tennessee metropolitan market. The acquisition of Franklin allows the Registrant to expand its presence in the Nashville, Tennessee metropolitan market. The Registrant now operates 11 full-service banking centers in the greater Nashville area.

Under the terms of the transaction, each share of Franklin common stock was exchanged for .5933 shares of the Registrant’s common stock, resulting in the issuance of 5.1 million shares of common stock. The common stock issued to effect the transaction was valued at $55.52 per share for a total transaction value of $317 million. The total purchase price also includes the fair value of stock awards issued in exchange for stock awards held by Franklin employees, for which the aggregate fair value was $36 million.

The assets and liabilities of Franklin were recorded on the balance sheet at their respective fair values as of the closing date. The fair values are preliminary and are subject to refinement as information becomes available. The results of Franklin’s operations were included in the Registrant’s income statement from the date of acquisition. In addition, the Registrant realized charges against its earnings for acquisition related expenses of approximately $2 million for the three and six months ended June 30, 2004. The acquisition related expenses consisted primarily of marketing costs, travel and relocation costs, printing, supplies and other costs associated with conversion.

The transaction resulted in total intangible assets of $282 million based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $7 million was allocated to core deposit intangibles, $6 million was allocated to customer lists and $2 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over seven and five years, respectively. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $267 million of intangible assets was recorded as goodwill. Goodwill recognized in the Franklin acquisition is not deductible for income tax purposes.

The pro forma effect and the financial results of Franklin included in the results of operations subsequent to the date of the acquisitions were not material to the Registrant’s financial condition and operating results for the periods presented.

8.    Discontinued Operations

In December 2003, the Registrant completed the sale of its corporate trust business, a component of the Commercial Banking segment. The discontinued operation had revenue and expenses of $3 million and $1 million, respectively, for the three months ended June 30, 2003 and revenue and expenses of $6 million and $3 million, respectively, for the six months ended June 30, 2003.

9.    Related Party Transactions

At June 30, 2004 and 2003, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s

Notes to Condensed Consolidated Financial Statements (continued)

banking subsidiaries in the aggregate amount, net of participations, of $318 million and $536 million, respectively. As of June 30, 2004 and 2003, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $83 million and $148 million, respectively.

Commitments to lend to related parties as of June 30, 2004, net of participations, were comprised of $306 million in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $12 million to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

10.    Legal and Regulatory Proceedings

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, prospects and related matters. The complaints, which have been consolidated, seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

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

Notes to Condensed Consolidated Financial Statements (continued)

11.    Retirement and Benefit Plans

The measurement date for all of the Registrant’s defined benefit retirement plans is December 31. As discussed in Note 2, the Registrant has adopted the expanded disclosure requirements of SFAS No. 132(R). The following summarizes the components of net periodic pension cost:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2004	2003	2004	2003
Service cost	$205	231	410	462
Interest cost	3,783	3,939	7,566	7,878
Expected return on assets	(4,628)	(3,668)	(9,255)	(7,336)
Amortization and deferral of transition amount	(385)	(463)	(770)	(926)
Amortization of actuarial loss	2,379	3,802	4,758	7,604
Amortization of unrecognized prior service cost	128	125	255	250
Settlement	310	-	310	-
Net periodic pension cost	$1,792	3,966	3,274	7,932

As previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2003, the Registrant does not expect to contribute to its pension plan in 2004. Based on the current year actuarial assumptions, the Registrant did not make any cash contributions in the six months ended June 30, 2004 and does not anticipate making any cash contributions to the plan in 2004.

12.    Stock-Based Compensation

Effective January 1, 2004, the Registrant began recognizing expense for stock-based compensation under the fair value method of accounting described in SFAS No. 123. The Registrant also adopted the retroactive restatement method for recognizing stock-based compensation expense described in SFAS No. 148. Under SFAS No. 123, the Registrant recognizes compensation expense for the fair value of the stock-based grants over their vesting period. Stock-based compensation awards were eligible for issuance through March 23, 2004 under the 1998 Long Term Incentive Stock Plan and thereafter are eligible for issuance under the Incentive Compensation Plan, adopted on January 20, 2004 and approved by shareholders on March 23, 2004, to key employees, officers and directors of the Registrant and its subsidiaries. The Incentive Compensation Plan provides for nonqualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units and stock awards. Option grants and stock appreciation rights are at fair market value at the date of the grant, have up to ten-year terms and vest and become fully exercisable at the end of three to four years of continued employment.

For the six months ended June 30, 2004, approximately .5 million restricted stock awards and 3.7 million stock appreciation rights were granted. For the six months ended June 30, 2003, approximately 6.2 million stock options were granted. The weighted average fair value of stock options and stock appreciation rights granted were $14.11 and $18.30 for the six months ended June 30, 2004 and June 30, 2003, respectively. The fair value of the stock options and stock appreciation rights are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the six months ended June 30, 2004 and 2003:

	2004	2003
Expected dividend yield	2.07 – 2.33%	1.6 – 2.2%
Expected option life (in years)	6.0	9.0
Expected volatility	28%	29%
Risk-free interest rate	3.15%	3.72 – 3.99%

Notes to Condensed Consolidated Financial Statements (continued)

The adoption of the retroactive restatement method resulted in the restatement of previously reported balances of capital surplus, retained earnings and deferred taxes. As of June 30, 2003, previously reported capital surplus was increased by $589 million, retained earnings were decreased by $491 million and deferred tax assets were increased by $98 million. As of December 31, 2003, previously reported capital surplus was increased by $633 million, retained earnings were decreased by $529 million and deferred tax assets were increased by $104 million. In addition, in adopting the fair value method of expense recognition, the Registrant determined that in 2000 and 2001 certain outstanding stock options exchanged in immaterial business combinations were omitted from the determination of total purchase price and resulting goodwill. Adjustment for those items resulted in an additional increase in goodwill and capital surplus as of June 30, 2003 and December 31, 2003 of $38 million.

Stock-based compensation expense is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income. The impact of the adoption of the retroactive restatement method for employee stock-based compensation on previously reported net income, basic and diluted earnings per share for the three months and six months ended June 30, 2003 is as follows:

$ in millions, (except per share data)	Three months	Six months
Net income available to common shareholders, as previously reported	$437	856
Stock-based compensation expense determined under the fair value method, net of tax	(22)	(51)
Net income available to common shareholders, as restated	$415	805
Basic earnings per share:
As previously reported	$.76	1.49
As restated	.72	1.40
Diluted earnings per share:
As previously reported	.75	1.47
As restated	.71	1.38

13. Nonowner Changes in Equity

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Condensed Consolidated Statement of Changes in Shareholders’ Equity on page 31. The caption “Net Income and Nonowner Changes in Equity” represents total comprehensive income as defined in the Statement. Disclosure of the reclassification adjustments, related tax effects allocated to nonowner changes in equity and accumulated nonowner changes in equity for the six months ended June 30 are as follows:

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	2004	2003
Reclassification adjustment, pretax:
Change in unrealized net losses arising during period	$(575)	(150)
Reclassification adjustment for net gains included in net income	(26)	(67)
Change in unrealized net losses on available-for-sale securities	(601)	(217)
Related tax effects:
Change in unrealized net losses arising during period	(202)	(50)
Reclassification adjustment for net gains included in net income	(9)	(26)
Change in unrealized net losses on available-for-sale securities	(211)	(76)
Reclassification adjustment, net of tax:
Change in unrealized net losses arising during period	(373)	(100)
Reclassification adjustment for net gains included in net income	(17)	(41)
Change in unrealized net losses on available-for-sale securities, net of tax benefit	$(390)	(141)
Accumulated nonowner changes in equity:
Beginning balance - Unrealized net (losses) gains on available-for-sale securities, net of tax benefit of $28 million and tax of $236 million, respectively	$(49)	438
Change in unrealized net losses on available-for-sale securities, net of tax benefit	(390)	(141)
Ending balance - Unrealized net (losses) gains on available-for-sale securities, net of tax benefit of $238 million and tax of $160 million, respectively	$(439)	297
Beginning balance - Unrealized net losses on qualifying cash flow hedges, net of tax benefit of $4 million and $9 million, respectively	$(8)	(17)
Change in unrealized net losses on qualifying cash flow hedges, net of tax benefit of $24 million and tax of $4 million, respectively	(44)	8
Ending balance - Unrealized net losses on qualifying cash flow hedges, net of tax benefit of $23 million and $5 million, respectively	$(52)	(9)
Beginning balance - Minimum pension liability, net of tax benefit of $34 million and $28 million, respectively	$(63)	(52)
Current period change	-	-
Ending balance - Minimum pension liability, net of tax benefit of $34 million and $28 million, respectively	$(63)	(52)
Ending balance - Unrealized net (losses) gains on available-for-sale securities	$(439)	297
Unrealized net losses on qualifying cash flow hedges	(52)	(9)
Minimum pension liability	(63)	(52)
Accumulated nonowner changes in equity	$(554)	236

Notes to Condensed Consolidated Financial Statements (continued)

14. Earnings Per Share

The reconciliation of earnings per share and earnings per diluted share follows:

	Three Months Ended June 30,
	2004			2003
(in thousands, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
EPS
Income from continuing operations	$447,710			$414,324
Dividends on preferred stock	(185)			(185)
Net income from continuing operations available to common shareholders	447,525	560,976	$.80	414,139	573,888	$.72
Income from discontinued operations, net of tax	-		-	1,136		-
Net income available to common shareholders	$447,525	560,976	$.80	$415,275	573,888	$.72
Diluted EPS
Net income from continuing operations available to common shareholders	$447,525	560,976		$414,139	573,888
Effect of dilutive securities: Stock based awards	-	7,432		-	7,468
Dividends on convertible preferred stock	145	308		145	308
Income from continuing operations plus assumed conversions	447,670	568,716	$.79	414,284	581,664	$.71
Income from discontinued operations, net of tax	-		-	1,136		-
Net income available to common shareholders plus assumed conversions	$447,670	568,716	$.79	$415,420	581,664	$.71

	Six Months Ended June 30,
	2004			2003
(in thousands, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
EPS
Income from continuing operations	$878,026			$803,458
Dividends on preferred stock	(370)			(370)
Net income from continuing operations available to common shareholders	877,656	562,280	$1.56	803,088	574,126	$1.40
Income from discontinued operations, net of tax	-		-	1,948		-
Net income available to common shareholders	$877,656	562,280	$1.56	$805,036	574,126	$1.40
Diluted EPS
Net income from continuing operations available to common shareholders	$877,656	562,280		$803,088	574,126
Effect of dilutive securities:
Stock based awards	-	7,576		-	7,799
Dividends on convertible preferred stock	290	308		290	308
Income from continuing operations plus assumed conversions	$877,946	570,164	$1.54	$803,378	582,233	$1.38
Income from discontinued operations, net of tax	-		-	1,948		-
Net income available to common shareholders plus assumed conversions	$877,946	570,164	$1.54	$805,326	582,233	$1.38

Notes to Condensed Consolidated Financial Statements (continued)

Options to purchase 15.7 million and 7.4 million shares outstanding during the three months ended June 30, 2004 and 2003, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

15.    Subsequent Event

On August 2, 2004, the Registrant and First National Bankshares of Florida, Inc. (“First National”) announced the signing of a definitive agreement in which the Registrant will acquire First National and its subsidiaries, headquartered in Naples, Florida. Including First National’s pending acquisitions of First Bradenton Bank and Southern Community Bancorp, First National has approximately $5.3 billion in total assets, $3.9 billion in total deposits and 77 full-service banking centers located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. Under terms of the agreement, which has been approved by both boards of directors, First National’s shareholders will receive .5065 shares of the Registrant’s common stock for each share of First National. Based on the price of the Registrant’s shares at the close of business on July 30, 2004, the transaction is valued at $25.00 per share of First National, for a total transaction value of approximately $1.58 billion, inclusive of pending acquisitions. Including pending acquisitions, First National is expected to have approximately 63 million diluted shares outstanding. The acquisition is expected to close in the first quarter of 2005 and is subject to normal regulatory approvals in addition to the approval of First National’s shareholders.

16.    Business Segment Information

The Registrant’s principal activities include Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Retail Banking provides a full range of deposit products and consumer loans and leases. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions provides EFT services, merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. Other/Eliminations includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

During the second quarter of 2004, the Registrant refined its segment reporting as a result of a cost center review and point of cross-sell identification. Prior periods have been restated to conform to current period presentation. The financial information for each operating segment is reported on the basis used internally by the Registrant’s management to evaluate performance and allocate resources. Revenues from affiliated transactions are generally charged at rates available to and transacted with unaffiliated customers.

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

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by operating segment for the three and six months ended June 30, 2004 and 2003 are as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Three months ended June 30, 2004:
Net interest income (b)	$294	475	38	4	(34)	(6)	771
Provision for credit losses	16	42	1	3	26	-	88
Net interest income after provision for credit losses	278	433	37	1	(60)	(6)	683
Noninterest income	105	290	103	274	(23)	-	749
Noninterest expense	149	323	91	97	91	(7)	744
Income before income taxes and cumulative effect	234	400	49	178	(174)	1	688
Applicable income taxes (c)	70	136	17	60	(42)	(1)	240
Net income available to common shareholders	$164	264	32	118	(132)	2	448
Selected Financial Information
Goodwill as of April 1, 2004	$188	234	99	217	-	-	738
Goodwill recognized	185	78	4	-	-	-	267
Divestiture	-	-	-	(26)	-	-	(26)
Goodwill as of June 30, 2004	$373	312	103	191	-	-	979
Average assets	$24,988	54,463	2,227	547	12,779	(743)	94,261
Three months ended June 30, 2003:
Net interest income (b)	$256	454	32	3	11	(7)	749
Provision for credit losses	52	46	2	2	7	-	109
Net interest income after provision for credit losses	204	408	30	1	4	(7)	640
Noninterest income	109	281	89	122	18	(2)	617
Noninterest expense	144	303	92	90	-	(8)	621
Income from continuing operations before income taxes and minority interest	169	386	27	33	22	(1)	636
Applicable income taxes (c)	51	131	9	11	10	-	212
Minority interest, net	-	-	-	-	(10)	-	(10)
Income from discontinued operations	1	-	-	-	-	-	1
Net income available to common shareholders	$119	255	18	22	2	(1)	415
Selected Financial Information
Goodwill as of April 1, 2003	$188	234	101	217	-	-	740
Goodwill adjustment	-	-	(2)	-	-	-	(2)
Goodwill as of June 30, 2003	$188	234	99	217	-	-	738
Average assets	$22,342	54,011	1,873	584	8,765	(876)	86,699
(a)	In acquisitions accounted for under the purchase method, management “pools” historical segment results to improve comparability with the current period. The results of Franklin have been included in the segments and are eliminated in the Acquisitions column.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $9 million and $10 million for the three months ended June 30, 2004 and 2003, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Six months ended June 30, 2004:
Net interest income (b)	$576	938	74	7	(52)	(13)	1,530
Provision for credit losses	55	80	3	7	26	-	171
Net interest income after provision for credit losses	521	858	71	-	(78)	(13)	1,359
Noninterest income	210	558	200	408	4	(3)	1,376
Noninterest expense	296	637	182	199	95	(12)	1,396
Income before income taxes and cumulative effect	435	779	89	209	(169)	(4)	1,339
Applicable income taxes (c)	132	265	30	71	(34)	(3)	461
Net income available to common shareholders	$303	514	59	138	(135)	(1)	878
Selected Financial Information

Goodwill as of January 1, 2004	$188	234	99	217	-	-	738

Goodwill recognized	185	78	4	-	-	-	267

Divestiture	-	-	-	(26)	-	-	(26)
Goodwill as of June 30, 2004	$373	312	103	191	-	-	979
Average assets	$24,608	54,326	2,171	607	12,193	(840)	93,065

Six months ended June 30, 2003:
Net interest income (b)	$501	878	61	7	33	(15)	1,465
Provision for credit losses	83	84	5	5	19	(2)	194
Net interest income after provision for credit losses	418	794	56	2	14	(13)	1,271
Noninterest income	214	536	172	236	50	(5)	1,203
Noninterest expense	280	610	178	176	3	(12)	1,235
Income from continuing operations before income taxes and minority interest	352	720	50	62	61	(6)	1,239
Applicable income taxes (c)	107	245	17	21	28	(2)	416
Minority interest, net	-	-	-	-	(20)	-	(20)
Income from discontinued operations	2	-	-	-	-	-	2
Net income available to common shareholders	$247	475	33	41	13	(4)	805
Selected Financial Information
Goodwill as of January 1, 2003	$188	234	101	217	-	-	740
Goodwill adjustment	-	-	(2)	-	-	-	(2)
Goodwill as of June 30, 2003	$188	234	99	217	-	-	738
Average assets	$21,988	53,928	1,803	565	7,490	(872)	84,902
(a)	In acquisitions accounted for under the purchase method, management “pools” historical segment results to improve comparability with the current period. The results of Franklin have been included in the segments and are eliminated in the Acquisitions column.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $18 million and $20 million for the six months ended June 30, 2004 and 2003, respectively.

PART II.    OTHER INFORMATION

Legal Proceedings (Item 1)

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, and prospects and related matters. The complaints, which have been consolidated, seek unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. Management believes there are substantial defenses to these lawsuits and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

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

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (Item 2)

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2004 – April 30, 2004	836,000	$54.65	836,000	7,686,512
May 1, 2004 – May 31, 2004	4,500,072	$53.23	4,496,400	3,190,112
June 1, 2004 – June 30, 2004	3,218,887	$53.97	3,205,000	39,985,112
Total	8,554,959	$53.65	8,537,400	39,985,112

(a) The Registrant purchased 3,672 and 13,887 shares of its common stock during May and June 2004, respectively, in connection with various employee compensation and incentive plans of the Registrant. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

(b) On March 27, 2003, the Registrant announced that its Board of Directors had authorized management to repurchase up to 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The authorization was completed at the end of June. On June 15, 2004, the Registrant announced that its Board of Directors had authorized management to purchase up to an additional 40 million shares of the

Registrant’s common stock through the open market or any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Exhibits and Reports on Form 8-K (Item 6)

(a)	List of Exhibits

(3)(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3)(ii)	Code of Regulations, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(31)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)	Reports on Form 8-K during the quarter ended June 30, 2004:

•	The Registrant filed a report on Form 8-K on April 2, 2004 announcing the appointment of Robert A. Sullivan as Executive Vice-President, Commercial Banking, and the retirement of Stephen J. Schrantz.

•	The Registrant filed a report on Form 8-K on April 7, 2004 announcing that the Federal Reserve Bank of Cleveland and the Ohio Department of Commerce, Division of Financial Institutions have terminated the Written Agreement entered into with the Registrant in March 2003.

•	The Registrant filed a report on Form 8-K on April 14, 2004 announcing the Registrant adopted the fair value provisions of Statement of Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” using the retroactive method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This retroactive adoption resulted in the restatement of financial results, as included in the Registrant’s 2003 Annual Report to Shareholders, for the recognition of compensation expense in all fiscal years beginning after December 31, 1994 for the estimated fair value of all employee stock-based compensation grants.

•	The Registrant filed a report on Form 8-K on April 15, 2004, announcing the issuance of its earnings release for the first quarter of 2004.

•	The Registrant filed a report on Form 8-K on June 8, 2004 related to its Regulation FD disclosure to assist investors, financial analysts and other interested parties in their analysis of the Registrant.

•	The Registrant filed a report on Form 8-K on June 15, 2004 announcing the Registrant’s declaration of a dividend and authorization by the Board of Directors to repurchase shares of its common stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 6, 2004	/s/ R. Mark Graf
R. Mark Graf
Senior Vice President and Chief Financial Officer