Form 10-Q
period 2004-09-30
FIFTH THIRD BANCORP
filed 2004-11-05
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes  X        No

There were 561,292,585 shares of the Registrant’s Common Stock, without par value, outstanding as of October 31, 2004.

FIFTH THIRD BANCORP

This report includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Registrant including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Registrant does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) changes and trends in the securities markets; (7) legislative or regulatory changes or actions, or significant litigation, adversely affect the Registrant or the businesses in which the Registrant is engaged; (8) difficulties in combining the operations of acquired entities; and (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity. The Registrant undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

TABLE 1: Selected Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Income Statement Data (in millions)
Net interest income (a)	$766	735	4.3%	$2,296	2,200	4.4%
Noninterest income	611	680	(10.3)	1,986	1,883	5.4
Total revenue (a)	1,377	1,415	(2.7)	4,282	4,083	4.9
Provision for credit losses	30	112	(73.3)	201	306	(34.2)
Noninterest expense	644	657	(2.0)	2,040	1,892	7.8
Net income available to common shareholders	471	417	12.7	1,348	1,223	10.3
Common Share Data
Earnings per share	$.84	.73	15.1	$2.40	2.13	12.7
Earnings per diluted share	.83	.72	15.3	2.37	2.10	12.9
Cash dividends per common share	.32	.29	10.3	.96	.84	14.3
Book value per share	16.11	15.24	5.7
Dividend payout ratio	38.6%	40.3	(4.2)	40.5%	40.0	1.3
Financial Ratios
Return on average assets (ROA)	1.95%	1.85	5.4	1.91%	1.89	1.1
Return on average shareholders’ equity (ROE)	21.1	19.3	9.3	20.6	18.6	10.8
Average equity as a percent of average assets	9.22	9.57	(3.7)	9.28	10.15	(8.6)
Net interest margin (a)	3.42	3.52	(2.8)	3.52	3.65	(3.6)
Efficiency ratio (a)	46.8	46.4	.9	47.6	46.3	2.8
Credit Quality
Total net losses charged-off	$57	75	(24.2)	$186	217	(14.1)
Net losses charged-off as a percent of average loans and leases	.40%	.59	(32.2)	.45%	.60	(25.0)
Reserve as a percent of loans and leases	1.35	1.49	(9.4)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.48	.62	(22.6)
Underperforming assets as a percent of loans, leases and other assets, including other real estate owned	.72	.90	(20.0)
Average Balances (in millions)
Loans and leases	$57,679	53,871	7.1	$56,236	51,918	8.3
Investment securities and other short-term investments	31,413	28,966	8.4	30,891	28,728	7.5
Total assets	96,144	89,420	7.5	94,099	86,424	8.9
Demand deposits	12,537	10,859	15.4	12,065	10,153	18.8
Interest-bearing deposits	43,636	43,877	(.6)	43,581	43,925	(.8)
Short-term borrowings	13,274	13,554	(2.4)	14,322	11,739	21.9
Long-term borrowings	15,054	9,581	57.1	12,564	8,612	45.9
Shareholders’ equity	8,861	8,561	3.5	8,736	8,769	(.4)
Regulatory Capital Ratios
Tier 1 capital	10.59%	11.22	(5.6)
Total risk-based capital	12.64	13.76	(8.1)
Tier 1 leverage	9.13	9.21	(.9)
(a)	fully taxable equivalent basis

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing.

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

The Registrant is a diversified financial services company headquartered in Cincinnati, Ohio. The Registrant has $98 billion in assets, operates 17 affiliates with 1,005 full-service Banking Centers including 130 Bank Mart® locations open seven days a week inside select grocery stores and 1,872 Jeanie® ATMs in Ohio, Indiana, Kentucky, Michigan, Illinois, Florida, West Virginia and Tennessee. The financial strength of two of the Registrant’s affiliate banks, Fifth Third Bank and Fifth Third Bank (Michigan), continues to be recognized by rating agencies with deposit ratings of AA- and Aa1 from Standard & Poor’s and Moody’s, respectively. Additionally, the Registrant is recognized by Moody’s with one of the highest senior debt ratings for any U.S. bank holding company of Aa2. The Registrant operates four main businesses: Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions.

The Registrant’s revenues are fairly evenly dependent on net interest income and noninterest income. For the nine months ended September 30, 2004, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 54% and 46% of total revenue, respectively. Changes in interest rates, credit quality and the capital markets are therefore primary factors that drive the performance of the Registrant. As described on pages 62-64 of the Registrant’s 2003 Annual Report, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the continuation of the strong financial performance and capital strength of the Registrant.

Net interest income is derived from the interest collected from borrowers and on interest-earning investments and loans less interest paid to depositors and on other interest-bearing liabilities. Generally, the rates of interest the Registrant earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Registrant to interest rate risk and potential adverse changes in net interest income. The Registrant manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Registrant enters into certain derivative transactions as part of its overall strategy to manage its interest rate risks and prepayment risks.

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

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on an FTE basis as the interest on certain loans and securities held by the Registrant is not taxable for federal income tax purposes. The FTE basis adjusts for the tax-favored status of income from certain loans and securities. The Registrant believes this measure to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant’s net income available to common shareholders was $471 million for the third quarter of 2004, up 13% compared to $417 million for the same period last year. Earnings per diluted share were $.83 for the third quarter, up 15% from $.72 for the same period last year. The Registrant’s quarterly dividend of $.32 per common share increased from $.29, an increase of 10% on a year-over-year basis. The financial results reflect growth experienced across nearly all of the lines of business, including solid growth in both commercial and consumer loans and continued expense control. Additionally, as a result of the recent improvement and expected stability in credit quality trends, the Registrant decreased the reserve for credit losses by $27 million during the third quarter of 2004.

The Registrant continues to invest in the geographic areas within its footprint that offer the best growth prospects. The Registrant opened 59 new banking centers that did not involve the relocation or consolidation of existing facilities during the first nine months of 2004. In August, the Registrant announced an agreement to acquire First National Bankshares of Florida, Inc., a $5.6 billion asset bank holding company with a presence in Orlando, Tampa and the west coast of Florida. The acquisition is subject to legal and regulatory approvals and is expected to close in the first quarter of 2005. When it is complete, the Registrant will have over 90 banking centers and $6 billion in assets in Florida.

The Registrant’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of September 30, 2004, the Tier 1 capital ratio was 10.59% and the Total Risk Based capital ratio was 12.64%. The Registrant’s capital strength and financial stability have enabled the Registrant to maintain credit ratings that are equaled or surpassed by only three other U.S. bank holding companies.

Statements of Income Analysis

Net Interest Income

Net interest income (FTE) for the third quarter of 2004 was $766 million, a four percent increase over $735 million for the same period last year. The increase in net interest income was due to the $6.3 billion or eight percent increase in average interest-earning assets, mitigated by the 10 basis point (“bp”) decrease in net interest margin. Tables 3 and 4 provide the relative impact of the growth in the balance sheet and changes in interest rates on net interest income. The net interest margin contracted as a result of efforts to reduce interest rate risk and improve the long-term profile of the Registrant. These efforts included (i) termination of approximately $2.2 billion in notional of receive-fixed/pay-variable interest rate swaps resulting in an approximate $4 million negative impact to net interest income from the loss of positive spread and termination charges in the third quarter, (ii) increased rates offered on interest-bearing deposit accounts in order to improve the funding profile resulting in a 21 bp increase in the average rate paid on interest-bearing deposits and (iii) increased contribution of variable investment securities in the available-for-sale portfolio from seven percent at December 31, 2003 to 15% at September 30, 2004. The contribution of noninterest-bearing funding to the net interest margin equaled 30 bp in both the third quarter of 2003 and 2004.

Interest income (FTE) from loans and leases increased $44 million or six percent compared to the third quarter of 2003. The increase resulted from the growth in average loans and leases of $3.8 billion or seven percent for the third quarter of 2004 over the comparable period in 2003. The increase in average loans and leases included growth in commercial loans of $3.5 billion or 13% in 2004. Excluding the impact of the Franklin Financial Corporation acquisition that was completed in June 2004, average commercial loans increased by 11%. The Registrant’s continued investment in additional commercial sales people has largely contributed to its commercial loan portfolio growth in a period of declining commercial loan demand. The Registrant continues to benefit from increased credit line usage from existing commercial customers as well as success in gaining new customers within its footprint. Average consumer loans increased by $355 million or one percent compared to the third quarter of 2003. Excluding the impact of the Franklin acquisition and the $750 million auto loan securitization that occurred in June 2004, average consumer loans increased by four percent.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Components of Average Loan Portfolio (including held for sale)

($ in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Commercial:
Commercial	$15,068	13,999	13,940
Mortgage	7,582	6,708	6,423
Construction	3,963	3,209	3,088
Leases	3,300	3,177	3,009
Subtotal	29,913	27,093	26,460
Consumer:
Installment	17,707	17,367	17,239
Mortgage and construction	6,983	6,265	7,003
Credit card	797	642	609
Leases	2,279	2,519	2,560
Subtotal	27,766	26,793	27,411
Total	$57,679	53,886	53,871

The interest income (FTE) from investment securities and short term investments increased by $15 million or five percent during the third quarter of 2004 compared to the same period in 2003. The increase in interest is due to the growth in average investment securities and other short-term investments for the third quarter of 2004 of $2.4 billion or eight percent from the third quarter of 2003. Over the past several months, the Registrant has taken action to migrate the investment portfolio to be more heavily weighted towards adjustable-rate and shorter-term securities in connection with its efforts to reduce liability sensitivity. This action contributed to the 12 bp decline in yield from the taxable securities portfolio compared to the third quarter of 2003.

The interest paid on interest-bearing deposits increased $5 million or four percent in third quarter of 2004 over the comparable period in 2003 due to the increase in short-term rates. Average interest-bearing deposits were lower by $241 million or less than one percent compared to the third quarter of 2003. The decline is largely attributable to certificates of deposits greater than $100,000, which declined $1.4 billion or 38% from the comparable period in 2003. The movement in this deposit type is a function of overall balance sheet funding requirements. Average demand deposits for the third quarter of 2004 increased $1.7 billion or 15% over the third quarter of 2003 reflecting the Registrant’s success in generating new account growth in its commercial line of business. The growth in non-interest bearing funding is a critical component in the growth in net interest income. A key focus of the Registrant for the remainder of the year continues to be growing its transaction account products such as checking, savings and money market accounts in order to reduce its reliance on other sources to fund the expected growth in the balance sheet.

The interest paid on long-term debt increased by $11 million or 13% in the third quarter over the comparable period in 2003 due to the increase in the average long-term debt outstanding. Average long-term debt increased $5.5 billion or 57% in the third quarter of 2004 over the comparable period in 2003. The Registrant has increased long-term debt to fund the growth in the balance sheet and to reduce its short-term wholesale funding position. Average federal funds purchased declined $2.5 billion or 34% compared to the third quarter of 2003. The interest expense associated with federal funds declined by only $2 million or 10% due to the federal fund rate increases that took place in the second and third quarters of 2004.

The Registrant expects net interest income growth year-over-year to continue to be in the mid-single digits in the short-term assuming asset growth is consistent with recent periods, modest contraction in net interest margin and an environment with a measured pace of interest rate increases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

	For the Three Months Ended September 30,
($ in millions)	2004			2003			Change in Net Interest Income
	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Volume (b)	Yield/ Rate (b)	Total
Assets
Interest-Earning Assets:
Loans and Leases (a)	$57,679	$724	4.99%	$53,871	$680	5.01%	$48	(4)	44
Securities:
Taxable	30,241	310	4.08	27,659	293	4.20	26	(9)	17
Exempt from Income Taxes (a)	890	17	7.56	1,050	19	7.17	(3)	1	(2)
Other Short-Term Investments	282	1	1.51	257	1	1.37	-	-	-
Total Interest-Earning Assets	89,092	1,052	4.70	82,837	993	4.75	71	(12)	59
Cash and Due from Banks	2,265			1,398
Other Assets	5,603			5,925
Reserve for Credit Losses	(816)			(740)
Total Assets	$96,144			$89,420
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$19,570	$47.94%		$18,673	$43.91%		$3	1	4
Savings	8,212	16.76		8,095	14.70		-	2	2
Money Market	3,542	10	1.11	3,356	7.88		-	3	3
Other Time Deposits	6,786	45	2.65	6,827	49	2.86	-	(4)	(4)
Certificates - $100,000 and Over	2,211	9	1.64	3,586	12	1.28	(5)	2	(3)
Foreign Office Deposits	3,315	12	1.45	3,340	9	1.04	-	3	3
Federal Funds Purchased	4,847	17	1.42	7,357	19	1.04	(8)	6	(2)
Short-Term Bank Notes	1,275	5	1.46	-	-	-	5	-	5
Other Short-Term Borrowings	7,152	23	1.29	6,197	14.88		2	7	9
Long-Term Debt	15,054	102	2.70	9,581	91	3.76	42	(31)	11
Total Interest-Bearing Liabilities	71,964	286	1.58	67,012	258	1.53	39	(11)	28
Demand Deposits	12,537			10,859
Other Liabilities	2,782			2,988
Total Liabilities	87,283			80,859
Shareholders’ Equity	8,861			8,561
Total Liabilities and Shareholders’ Equity	$96,144			$89,420
Net Interest Income Margin (FTE)		$766	3.42%		$735	3.52%	$32	(1)	31
Net Interest Rate Spread (FTE)			3.12%			3.22%
Interest-Bearing Liabilities to Interest-Earning Assets			80.77%			80.90%
(a)	Interest income and yield include the effects of taxable equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expense. The net taxable equivalent adjustment amounts included in the above table are $9 million and $10 million for the three months ended September 30, 2004 and September 30, 2003, respectively.
(b)	Changes not solely attributable to changes in volume or rates are allocated consistently in proportion to the absolute dollar amount of the change in volume and rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

	For the Nine Months Ended September 30,
($ in millions)	2004			2003			Change in Net Interest Income
	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Average Outstanding	Revenue/ Cost	Average Yield/ Rate	Volume (b)	Yield/Rate (b)	Total
Assets
Interest-Earning Assets:
Loans and Leases (a)	$56,236	$2,081	4.94%	$51,918	$2,052	5.29%	$164	(135)	29
Securities:
Taxable	29,696	925	4.16	27,322	920	4.50	77	(72)	5
Exempt from Income Taxes (a)	935	52	7.47	1,066	58	7.22	(7)	1	(6)
Other Short-Term Investments	260	2	1.15	340	3	1.08	(1)	-	(1)
Total Interest-Earning Assets	87,127	3,060	4.69	80,646	3,033	5.03	233	(206)	27
Cash and Due from Banks	2,140			1,451
Other Assets	5,625			5,043
Reserve for Credit Losses	(793)			(716)
Total Assets	$94,099			$86,424
Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest Checking	$19,464	$118.81%		$18,469	$144	1.04%	$7	(33)	(26)
Savings	7,771	36.62		8,128	52.85		(2)	(14)	(16)
Money Market	3,220	23.94		3,122	25	1.05	1	(3)	(2)
Other Time Deposits	6,602	130	2.63	7,315	166	3.04	(15)	(21)	(36)
Certificates - $100,000 and Over	1,949	22	1.52	3,616	39	1.45	(19)	2	(17)
Foreign Office Deposits	4,575	39	1.12	3,275	29	1.20	11	(1)	10
Federal Funds Purchased	6,238	52	1.12	6,832	61	1.19	(5)	(4)	(9)
Short-Term Bank Notes	941	9	1.24	-	-	-	9	-	9
Other Short-Term Borrowings	7,143	56	1.05	4,907	41	1.11	17	(2)	15
Long-Term Debt	12,564	279	2.97	8,612	276	4.28	103	(100)	3
Total Interest-Bearing Liabilities	70,467	764	1.45	64,276	833	1.73	107	(176)	(69)
Demand Deposits	12,065			10,153
Other Liabilities	2,831			2,913
Total Liabilities	85,363			77,342
Minority Interest	-			313
Shareholders’ Equity	8,736			8,769
Total Liabilities and Shareholders’ Equity	$94,099			$86,424
Net Interest Income Margin (FTE)		$2,296	3.52%		$2,200	3.65%	$126	(30)	96
Net Interest Rate Spread (FTE)			3.24%			3.30%
Interest-Bearing Liabilities to Interest-Earning Assets			80.88%			79.70%
(a)	Interest income and yield include the effects of taxable equivalent adjustments using a federal income tax rate of 35%, reduced by the nondeductible portion of interest expense. The net taxable equivalent adjustment amounts included in the above table are $27 million and $30 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.
(b)	Changes not solely attributable to changes in volume or rates are allocated consistently in proportion to the absolute dollar amount of the change in volume and rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Credit Losses

The provision for credit losses was $30 million in the third quarter of 2004 compared to $112 million in the same period last year and $88 million last quarter. The decrease from the prior periods is due to the reduction in net charge-offs as a percentage of average loans and leases to the lowest quarterly levels since the third quarter of 2002 as well as the positive impact from a $27 million decrease in the reserve for credit losses (and corresponding decrease in the provision for credit losses) resulting from the recent improvement and expected stability in credit quality trends. Net charge-offs decreased to $57 million in the third quarter of 2004 compared to $75 million in the same period of 2003. The reserve for credit losses as a percent of loans and leases declined to 1.35% from 1.43% at June 30, 2004 and 1.49% at September 30, 2003. In addition, nonperforming assets as a percentage of loans, leases and other assets, including OREO declined to .48%, the lowest level since 2001. Credit quality metrics and trends have continued to improve for the Registrant as the economy has improved. Refer to the “Credit Risk Management” section for further information on the provision for credit losses, net charge-offs, nonperforming assets and other factors considered by the Registrant in assessing the credit quality of the loan portfolio and the reserve for credit losses.

Noninterest Income

For the three and nine months ended September 30, 2004 noninterest income decreased by 10% and increased by five percent on a year-over-year basis, respectively.

TABLE 5: Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Electronic payment processing revenue	$152	143	6%	$449	415	8%
Service charges on deposits	134	125	7	389	360	8
Mortgage banking net revenue	49	75	(34)	154	244	(37)
Investment advisory revenue	88	85	4	278	247	12
Other noninterest income	137	171	(20)	545	469	16
Operating lease revenue	35	66	(48)	129	66	97
Securities gains, net	16	15	4	42	79	(47)
Securities gains, net – non-qualifying hedges on mortgage servicing	-	-	NA	-	3	(100)
Total noninterest income	$611	680	(10)%	$1,986	1,883	5%

NA – Not applicable given the prior period balance is zero.

Electronic payment processing revenue increased in the third quarter of 2004 despite the second quarter sale of certain out-of-footprint third-party merchant processing contracts, which represented approximately $22 million in quarterly revenue. The Registrant continues to realize strong sales momentum from the addition of new customer relationships in both its merchant services and EFT businesses. Merchant processing revenue declined eight percent in the third quarter of 2004 from the comparable period last year due to the above-mentioned sale of certain out-of-footprint contracts. Excluding the impact of the lost revenue from the sale, merchant processing revenue increased 27% due to the addition of new customers and resulting increases in merchant transaction volumes, as well as an increase in transaction volume growth on the existing customer base reflective of an improving retail sector of the economy; comparisons being provided to supplement an understanding of the fundamental revenue trends. Compared to the same period in 2003, EFT, debit and credit card service revenues increased by 24% in the third quarter of 2004. The Registrant now handles electronic processing for approximately 125,000 merchant locations and 1,341 financial institutions worldwide.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Service charges on deposits increased primarily due to continued sales success in corporate treasury management products, as well as retail and commercial deposit accounts. Commercial deposit revenues increased 13% over last year’s third quarter on the strength of continued focus on sales force additions, new customer additions and cross-sell initiatives. Retail deposit revenues continue to improve and posted a three percent increase over last year’s third quarter. Growth in the number of retail checking account relationships and in deposits is a primary focus for the Registrant for the remainder of the year.

Mortgage banking net revenue declined in comparison to the prior year as a result of the record high level of refinancing activity in 2003 related to the then existing lower interest rate environment. The components of mortgage banking net revenue for the three and nine months ended September 30, 2004 and September 30, 2003 are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2004	2003	2004	2003
Total mortgage banking fees and loan sales	$45	120	177	385
Net (losses) gains and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	25	(16)	-	26
Net valuation adjustments and amortization on mortgage servicing rights (“MSR”)	(21)	(29)	(23)	(167)
Mortgage banking net revenue	49	75	154	244
Securities gains, net – non-qualifying hedges on mortgage servicing	-	-	-	3
Total mortgage banking net revenue, including securities gains related to risk management strategy	$49	75	154	247

Mortgage originations declined to $1.7 billion in the third quarter of 2004 as compared to $4.9 billion in the same period last year resulting in the decrease in mortgage banking fees. The mark-to-market adjustments and settlement of free-standing derivative financial instruments and corresponding valuation adjustments resulted from interest rate volatility and the resulting impact of changing prepayment speeds on the mortgage servicing portfolio. As mortgage interest rates continue to increase from record lows, the Registrant expects mortgage banking revenues in the upcoming quarter to decrease from levels seen in the third quarter of 2004.

The increase in investment advisory revenue in the current quarter compared to the third quarter of 2003 resulted primarily from strengthening sales across numerous product lines including retail brokerage and institutional asset management. Retail brokerage and institutional asset management increased nine percent largely as a result of new customer additions. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant is one of the largest money managers in the Midwest and as of September 30, 2004 had over $176 billion in assets under care and $34 billion in assets under management.

Operating lease revenue results from the consolidation beginning in the third quarter of 2003 of a special purpose entity (“SPE”) formed for the purpose of the sale and subsequent leaseback of leased autos. The consolidation was the result of the Registrant’s implementation of Financial Accounting Standards Board’s (“FASB”) Interpretation No. (“FIN”) 46R. See Note 2 of the Notes to Condensed Consolidated Financial Statements. The operating lease revenue declined $31 million from third quarter last year and $9 million from the second quarter of 2004 and will continue to decline as the leases mature.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income for the three and nine months ended September 30, 2004 and 2003 are as follows:

TABLE 7: Components of Other Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Cardholder fees	$13	18	(28)%	$36	47	(24)%
Consumer loan and lease fees	15	22	(33)	43	57	(24)
Commercial banking revenue	43	50	(14)	125	140	(11)
Bank owned life insurance income	15	16	(7)	44	47	(5)
Insurance income	8	9	(13)	23	21	8
Gain on sale of certain merchant processing contracts	9	-	NA	157	-	NA
Other	34	56	(39)	117	157	(25)
Total other noninterest income	$137	171	(20)%	$545	469	16%

NA – Not applicable given the prior period balance is zero.

The third quarter of 2004 results include a pretax gain of approximately $9 million on a sale of certain small merchant processing contracts. Compared to the same period in 2003, the other component of other noninterest income decreased due to a $22 million gain recognized in the third quarter of 2003 from the sale and securitization of $903 million in home equity lines of credit. The remaining categories of the other component of other noninterest income were largely flat to down on a year-over-year basis.

Noninterest Expense

Noninterest expense decreased two percent in the third quarter of 2004 over the same period last year, including a $26 million decrease in operating lease expense offset by modest increases in salaries, benefits and equipment expenses and a $9 million increase in occupancy expense driven by increasing rent, depreciation, utilities, and maintenance expenses. Compared to the prior quarter, noninterest expense declined $100 million due primarily to the $78 million one-time charge from the early retirement of approximately $1 billion in FHLB advances in the second quarter of 2004. The Registrant also experienced declines in almost all expense categories compared to the second quarter of 2004 as it continued to focus on efficiency initiatives as part of its core emphasis on operating leverage. These initiatives include increasing process automation, the rationalization and reduction of non-core businesses as they relate to the Registrant’s retail and middle market customer base, an increased emphasis on required returns on invested capital and related opportunities for continued growth.

The efficiency ratio (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income) was 46.8% and 46.4% for the third quarter of 2004 and 2003, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 8: Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Salaries, wages and incentives	$252	249	1%	$752	787	(4)%
Employee benefits	64	61	4	205	186	10
Equipment expenses	22	21	3	61	61	-
Net occupancy expense	45	36	23	137	113	22
Operating lease expense	24	50	(51)	94	50	88
Other noninterest expense	237	240	(1)	791	695	14
Total noninterest expense	$644	657	(2)%	$2,040	1,892	8%

Net occupancy expenses increased due to $2 million of higher depreciation expense, $3 million of higher maintenance expense, $2 million of higher rent expense and $2 million of higher utilities expense related to the increase in branches and expansion of the Registrant’s main operations center. The Registrant continues to invest in its retail distribution network as evidenced by its opening of 59 new banking centers that did not involve the relocation or consolidation of existing facilities since the beginning of 2004.

Operating lease expenses declined $26 million from the third quarter last year and will continue to decline as leases mature.

The major components of other noninterest expense for the three and nine months ended September 30, 2004 and 2003 are as follows:

TABLE 9: Components of Other Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2004	2003	Percent Change	2004	2003	Percent Change
Marketing and communications	$25	25	(1)%	$76	78	(3)%
Deposit insurance	2	6	(71)	13	11	23
Postal and courier	12	12	1	37	37	-
Bankcard	46	44	3	142	123	16
Intangible amortization	7	10	(27)	22	30	(28)
Franchise and other taxes	10	9	5	29	25	14
Loan and lease	19	28	(33)	58	86	(32)
Printing and supplies	8	8	(9)	24	25	(5)
Travel	10	8	29	27	25	7
Data processing and operations	29	23	26	81	67	21
Other	69	67	3	282	188	49
Total other noninterest expense	$237	240	(1)%	$791	695	14%

The components of other noninterest expense remained largely flat with the prior year. Loan and lease expenses declined due to the mortgage origination volume decrease from the record highs seen in 2003. The Registrant has reduced the mortgage origination cost infrastructure consistent with the current volume of activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable Income Taxes

The Registrant’s income from continuing operations before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated were:

TABLE 10: Applicable Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2004	2003	2004	2003
Income from continuing operations before income taxes and minority interest	$694	636	2,014	1,855
Applicable income taxes	223	208	665	604
Effective tax rate	32.1%	32.8	33.0	32.6

Applicable income tax expense for all periods include the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses.

Balance Sheet Analysis

Loans

The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

TABLE 11: Components of Loan Portfolio (including held for sale)

($ in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Commercial:
Commercial	$15,271	14,226	13,826
Mortgage	7,644	6,894	6,590
Construction	4,077	3,301	3,143
Leases	3,357	3,264	3,161
Subtotal	30,349	27,685	26,720
Consumer:
Installment	17,838	17,429	17,096
Mortgage and construction	7,283	5,865	6,341
Credit card	809	762	620
Leases	2,209	2,448	2,558
Subtotal	28,139	26,504	26,615
Total	$58,488	54,189	53,335

Commercial loan and lease outstandings, including loans held for sale, increased 10% compared to December 31, 2003 and 14% compared to September 30, 2003. The increase in commercial loans and leases was attributable to growth in middle-market and small business loan originations, the strength of new customer additions, the acquisition of $441 million of commercial loans obtained in the Franklin transaction in June 2004 and strong sales results in several markets, including Chicago, Florida, Louisville and Indianapolis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer loan and lease outstandings, including loans held for sale, increased six percent compared to both December 31, 2003 and September 30, 2003. Consumer loan comparisons to the prior periods are impacted by the securitization and sale of $750 million of automotive loans in the second quarter of 2004 and $140 million of consumer loans obtained in the Franklin acquisition in the second quarter of 2004. Exclusive of the auto loan securitization and Franklin acquisition, consumer loans and leases increased eight percent compared to both prior periods. The Registrant is continuing to devote significant focus on producing retail loan originations given the strong credit performance and attractive yields available in these products. Residential mortgage and construction loans, including held for sale, increased 24% compared to December 31, 2003 and 15% compared to September 30, 2003. Comparisons to prior periods are dependent upon the volume and timing of originations as well as the timing of loan sales. Residential mortgage originations totaled $1.7 billion in the third quarter of 2004 compared to $2.8 billion in the second quarter of 2004 and $4.9 billion in the third quarter of 2003. Consumer lease balances decreased 10% during the third quarter compared to December 31, 2003 and 14% compared to September 30, 2003 largely resulting from continued competition from captive finance companies offering promotional lease rates.

Investment Securities

At September 30, 2004, total investment securities were $31.9 billion, compared to $29.2 billion at December 31, 2003 and $28.3 billion at September 30, 2003, representing an increase of nine percent and 13%, respectively. The decline in long-term rates during the third quarter resulted in a reduction in the unrealized loss on the available-for-sale securities portfolio from $677 million at June 30, 2004 to $194 million at September 30, 2004. In response to the expected changes in interest rates, the Registrant has allocated a greater portion of current purchases to adjustable-rate and shorter-term securities. At September 30, 2004, 15% of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to seven percent at December 31, 2003. The estimated average life of the debt securities in the available-for-sale portfolio at September 30, 2004 was 4.3 years based on current prepayment expectations, compared to 5.2 years at December 31, 2003.

Information presented below is on a weighted average life basis, anticipating future prepayments. Yield information is presented on a fully taxable equivalent basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 12: Available-for-Sale Securities

As of September 30, 2004 ($ in millions)	Amortized Cost	Fair Value	Weighted Average Life (in years)	Weighted Average Yield
U.S. Treasuries:
Average life of one year or less	$-	-	-	-%
Average life 1 – 5 years	1	1	1.8	7.01
Average life 5 – 10 years	497	488	8.6	3.71
Average life greater than 10 years	-	-	-	-
Total	498	489	8.6	3.71
U.S. Government agencies and corporations:
Average life of one year or less	5	6.4		7.01
Average life 1 – 5 years	4,088	4,052	3.0	3.17
Average life 5 – 10 years	360	348	6.3	4.06
Average life greater than 10 years	-	-	-	-
Total	4,453	4,406	3.3	3.24
States and political subdivisions:
Average life of one year or less	89	91.4		7.99
Average life 1 – 5 years	355	376	3.0	7.70
Average life 5 – 10 years	389	413	6.6	7.27
Average life greater than 10 years	17	18	11.1	7.17
Total	850	898	4.5	7.53
Agency mortgage-backed securities:
Average life of one year or less	231	233.6		6.05
Average life 1 – 5 years	16,421	16,335	3.8	4.30
Average life 5 – 10 years	4,450	4,352	6.3	4.54
Average life greater than 10 years	177	172	10.8	4.16
Total	21,279	21,092	4.4	4.37
Other bonds, notes and debentures (a):
Average life of one year or less	30	31.7		5.54
Average life 1 – 5 years	2,686	2,692	3.5	3.36
Average life 5 – 10 years	981	981	6.7	3.02
Average life greater than 10 years	103	106	12.8	3.36
Total	3,800	3,810	4.6	3.29
Other securities (b)	871	862
Total available-for-sale securities	$31,751	31,557	4.3	4.15%
(a)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily credit card, automobile and commercial loan backed securities) and corporate bond securities.
(b)	Other securities consists of FHLB, Federal Reserve Bank and Federal Home Loan Mortgage Corporation (“FHLMC”) stock holdings, certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Components of Available-for-Sale Portfolio

	September 30, 2004		December 31, 2003
($ in millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
U.S. Treasury	$498	2%	$832	3%
U.S. Government agencies and corporations	4,453	14	3,883	13
States and political subdivisions	850	3	922	3
Agency mortgage-backed securities	21,279	66	21,101	73
Other bonds, notes and debentures	3,800	12	1,401	5
Other securities	871	3	937	3
Total available-for-sale securities	$31,751	100%	$29,076	100%

Deposits

Total deposits at September 30, 2004 increased five percent compared to September 30, 2003 due largely to the increase in demand and money market deposits. The majority of metropolitan areas within the Registrant’s footprint experienced double-digit growth rates in commercial demand deposits largely due to new customer additions. Total deposits were also impacted by the $767 million of deposits obtained in the Franklin acquisition in the second quarter of 2004. Compared to December 31, 2003, transaction deposits increased four percent, excluding the $327 million of transaction deposits obtained in the Franklin acquisition. Deposit balances represent an important source of funding and revenue growth opportunity and the Registrant is continuing to focus on net checking account growth in its retail and commercial franchises. The Registrant is intently focused on generating growth in customers and deposit balances and remains confident in its ability to competitively price and generate growth through an increasing interest rate environment. The foreign office deposits represent U.S. dollar denominated deposits of the Registrant’s foreign branch located in the Cayman Islands. The Registrant utilizes these deposit balances as a method to fund earning asset growth.

TABLE 14: Deposits

($ in millions)	September 30, 2004	December 31, 2003	September 30, 2003	Year-over-Year Percent Change
Demand	$12,886	12,142	11,875	9%
Interest checking	19,362	19,757	18,715	3
Savings	8,307	7,375	7,895	5
Money market	4,264	3,201	3,389	26
Other time	7,140	6,686	6,686	7
Certificates - $100,000 and over	1,521	1,371	2,009	(24)
Foreign office	3,380	6,563	3,725	(9)
Total deposits	$56,860	57,095	54,294	5%

Borrowings

Given the expected near term rise in interest rates, the Registrant continued to reduce its dependence on overnight wholesale funding this quarter with average balances declining 25% from second quarter. Federal funds purchased totaled $5.4 billion, compared to $6.9 billion at December 31, 2003 and $6.8 billion at September 30, 2003. Long-term debt was $15.1 billion at September 30, 2004, compared with $9.1 billion at December 31, 2003 and $9.3 billion at September 30, 2003. During the third quarter of 2004, the Registrant issued a total of $550 million of 39 to 42-month structured repurchase agreements. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Registrant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Borrowings

($ in millions)	September 30, 2004	December 31, 2003	September 30, 2003	Year-over-Year Percent Change
Federal funds purchased	$5,368	6,928	6,834	(21)%
Short-term bank notes	1,275	500	-	NA
Other short-term borrowings	7,330	5,742	6,907	6
Long-term debt	15,128	9,063	9,255	63
Total borrowings	$29,101	22,233	22,996	27%

NA – Not applicable given the prior period balance is zero.

Recent Accounting Standards

Note 2 of the Notes to Condensed Consolidated Financial Statements discusses new accounting policies adopted by the Registrant during 2004 and 2003 and the expected impact of accounting policies issued but not yet required to be adopted. Effective January 1, 2004, the Registrant adopted, on a retroactive basis, the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” To the extent that the adoption of new accounting standards affects the Registrant’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of Management’s Discussion and Analysis and the Notes to the Condensed Consolidated Financial Statements.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any reserves for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system utilized for reserve analysis purposes in 2003 and 2004 for commercial loans and leases encompassed 10 categories. This risk grading system utilized for reserve analysis purposes is in the process of being revised at the end of the third

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

quarter of 2004 to provide for a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. Previously, the probability of default and loss given default analyses had not been separated. The refined risk grading system is consistent with Basel II expectations and will allow for more precision in the analysis of commercial credit risk.

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

Based on the procedures discussed above, the Registrant reduced the reserve for credit losses by $27 million and is of the opinion that the reserve of $785 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at September 30, 2004.

Valuation of Derivatives

The Registrant maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Registrant’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect net interest margin and cash flows. Derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (principal-only (“PO”) swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed rate MSR portfolio. The primary risk of material changes to the value of the derivative instruments is fluctuation in interest rates; however, as the Registrant principally utilizes these

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

derivative instruments as part of a designated hedging program, the change in the derivative value is generally offset by a corresponding change in the value of the hedged item or a forecasted transaction. The fair values of derivative financial instruments are based on current market quotes.

Valuation of Securities

The Registrant’s available-for-sale securities portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Registrant’s intent and ability to hold the security to recovery or maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income.

Valuation of Servicing Rights

When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and, in some cases, a cash reserve account, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Registrant calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third-party data sources for the key assumptions: credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of other noninterest income in the Condensed Consolidated Statements of Income. Retained interests from securitized or sold loans, excluding servicing rights, are carried at fair value. Adjustments to fair value for retained interests classified as available-for-sale securities are included in accumulated nonowner changes in equity or in noninterest income in the Condensed Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Adjustments to fair value for retained interests classified as trading securities are recorded within noninterest income in the Condensed Consolidated Statements of Income.

Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying loans, the weighted-average life of the loan, the discount rate and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Registrant monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on the financial asset type and interest rates. In addition, the Registrant obtains an independent third-party valuation of the MSR portfolio on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The change in the fair value of MSR at September 30, 2004, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $18 million and $34 million, respectively and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $19 million and $41 million, respectively. The change in the fair value of MSR at September 30, 2004, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $9 million and $18 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $10 million and $20 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

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

The following discussion of the Registrant’s risk management process focuses primarily on developments since December 31, 2003. The Registrant’s risk management processes have not substantially changed from year end and are described in the Registrant’s 2003 Annual Report, beginning on page 62.

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

The Registrant’s credit review process and overall assessment of required reserves is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of a risk grading system. The risk grading system utilized for reserve analysis purposes in 2003 and 2004 for commercial loans and leases encompassed 10 categories. This risk grading system utilized for reserve analysis purposes is in the process of being revised at the end of the third quarter of 2004 to provide for a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. Previously, the probability of default and loss given default analyses had not been separated. The refined grading system is consistent with Basel II expectations and should allow for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Registrant’s homogenous consumer loan portfolios.

The Registrant’s credit risk management strategy includes minimizing size risk and other concentrations of risk. Table 16 provides a breakout of the commercial loan and lease portfolio, including held for sale, by major industry classification and by size of credit, illustrating the diversity and granularity of the Registrant’s portfolio.

Quantitative and Qualitative Disclosure about Risk (continued)

TABLE 16: Commercial Loan and Lease Portfolio Exposure

	September 30, 2004		September 30, 2003
By Industry ($ in millions)	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)
Real estate	$7,031	8,298	6,159	7,122
Manufacturing	3,922	8,217	3,457	7,435
Construction	3,595	5,563	3,076	4,887
Retail trade	2,703	4,495	2,269	3,985
Business services	1,757	3,067	1,920	3,032
Wholesale trade	1,550	2,797	1,234	2,384
Financial services and insurance	708	2,179	575	1,833
Individuals	1,643	2,066	1,352	1,811
Healthcare	1,262	2,046	1,108	1,703
Transportation and warehousing	1,309	1,562	1,140	1,367
Accommodation and food	831	1,178	852	1,109
Other	666	1,173	560	680
Other services	734	990	606	832
Public administration	832	942	818	916
Communication and information	451	905	417	746
Utilities	226	666	160	477
Agribusiness	488	632	456	575
Entertainment and recreation	418	596	392	561
Mining	223	416	169	274
Total	$30,349	47,788	26,720	41,729
By Loan Size
Less than $5 million	63%	52	66	55
$5 million to $15 million	25	26	24	27
$15 million to $25 million	9	13	8	12
Greater than $25 million	3	9	2	6
Total	100%	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

The commercial portfolio is further characterized by 88% of outstanding balances and exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Florida, Michigan, Illinois, West Virginia and Tennessee. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 95% of outstanding balances and 92% of exposures concentrated within these eight states. The mortgage and construction segments of the commercial portfolio are characterized by 98% of outstanding balances and exposures concentrated within these eight states.

Quantitative and Qualitative Disclosure about Risk (continued)

TABLE 17: Commercial Loan Portfolio Exposure by State

	September 30, 2004		September 30, 2003
	Outstanding (a)	Exposure (a)	Outstanding (a)	Exposure (a)
Ohio	30%	33	36	36
Michigan	25	23	23	23
Indiana	11	10	10	9
Illinois	10	11	12	13
Kentucky	7	7	5	5
Tennessee	3	2	-	-
Florida	2	2	2	2
Out-of-footprint	12	12	12	12
Total	100%	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, net of unearned income and exposure reflects total commercial customer lending commitments.

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

Total nonperforming assets were $282 million at September 30, 2004, compared to $319 million at December 31, 2003 and $323 million at September 30, 2003. Total nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned declined to .48% as of September 30, 2004 from .61% and .62% as of December 31, 2003 and September 30, 2003, respectively. During the same periods there has also been a decrease in loans and leases ninety days past due. The improvement in credit quality has been most evident in commercial loans with other categories remaining consistent with prior periods. The Registrant expects to see continued favorable trends in asset quality as economic conditions continue to improve.

Quantitative and Qualitative Disclosure about Risk (continued)

The table below provides a summary of nonperforming and underperforming assets:

TABLE 18: Summary of Nonperforming and Underperforming Assets

($ in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Commercial:
Commercial loans	$89	111	137
Lease financing	6	18	20
Total commercial	95	129	157
Commercial real estate:
Commercial mortgages	51	42	42
Construction	11	19	20
Total commercial real estate	62	61	62
Residential mortgage and construction	23	25	27
Consumer loans	27	27	25
Total nonaccrual loans	207	242	271
Renegotiated loans and leases	3	8	-
Total nonperforming loans	210	250	271
Other assets, including other real estate owned	72	69	52
Total nonperforming assets	282	319	323
Ninety days past due loans and leases	137	145	146
Total underperforming	$419	464	469
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.48%	.61	.62
Underperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.72%	.89	.90

The table below provides a breakout of the commercial nonaccrual loans and leases by loan size further illustrating the granularity of the Registrant’s commercial loan portfolio.

TABLE 19: Summary of Commercial Nonaccrual Loans and Leases by Loan Size

	September 30, 2004	December 31, 2003	September 30, 2003
Less than $200,000	21%	23	16
$200,000 to $1 million	40	34	29
$1 million to $5 million	27	28	38
$5 million to $10 million	12	15	17
Greater than $10 million	-	-	-
Total	100%	100	100

Quantitative and Qualitative Disclosure about Risk (continued)

Analysis of Net Loan Charge-offs

The tables below provide the summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 20: Summary of Credit Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2004	2003	2004	2003
Losses charged off:
Commercial, financial and agricultural loans	$(24)	(39)	(76)	(96)
Real estate – commercial mortgage loans	(1)	(5)	(7)	(7)
Real estate – construction loans	-	(2)	(3)	(3)
Real estate – residential mortgage loans	(3)	(3)	(11)	(15)
Consumer loans	(37)	(34)	(114)	(98)
Lease financing	(7)	(9)	(25)	(47)
Total losses	(72)	(92)	(236)	(266)
Recoveries of losses previously charged off:
Commercial, financial and agricultural loans	3	4	10	11
Real estate – commercial mortgage loans	1	1	4	2
Real estate – construction loans	-	-	-	1
Real estate – residential mortgage loans	-	-	-	-
Consumer loans	9	10	30	28
Lease financing	2	2	6	7
Total recoveries	15	17	50	49
Net losses charged off:
Commercial, financial and agricultural loans	(21)	(35)	(66)	(85)
Real estate – commercial mortgage loans	-	(4)	(3)	(5)
Real estate – construction loans	-	(2)	(3)	(2)
Real estate – residential mortgage loans	(3)	(3)	(11)	(15)
Consumer loans	(28)	(24)	(84)	(70)
Lease financing	(5)	(7)	(19)	(40)
Total net losses charged off	(57)	(75)	(186)	(217)
Reserve for credit losses, beginning	812	735	770	683
Total net losses charged off	(57)	(75)	(186)	(217)
Provision charged to operations	30	112	201	306
Reserve for credit losses, ending	$785	772	785	772

Quantitative and Qualitative Disclosure about Risk (continued)

TABLE 21: Net Charge-Offs as a Percent of Average Loans and Leases

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Commercial, financial and agricultural loans	.55%	1.00	.60	.84
Real estate – commercial mortgage loans	(.03)	.26	.05	.12
Real estate – construction loans	.03	.23	.12	.09
Real estate – residential mortgage loans	.21	.30	.27	.50
Consumer loans	.61	.54	.62	.58
Lease financing	.35	.50	.44	.97
Weighted-average ratio	.40%	.59	.45	.60

Net charge-offs as a percent of average loans and leases outstanding decreased 19 bps to .40% for the third quarter of 2004 from .59% for the third quarter of 2003 and decreased 3 bps from last quarter. The decrease in net charge-offs in the current quarter compared to the third quarter of 2003 was primarily due to lower net charge-offs in commercial loans. Total commercial loan net charge-offs decreased to $21 million in the current quarter compared to $35 million in the third quarter of 2003. The ratio of commercial loan net charge-offs to average commercial loans outstanding in the third quarter of 2004 was .55%, compared with one percent in the third quarter of 2003. The decrease in commercial loan net charge-offs compared to the third quarter of 2003 was experienced in nearly all of the Registrant’s markets with individual credits less than $2 million. The Registrant experienced continued improvement in commercial loan net charge-off activity in the third quarter of 2004 as compared to 2003 as a result of overall improving credit trends and economic outlook. Commercial mortgage net charge-offs were comparable to the low level seen in the third quarter of 2003. Total lease net charge-offs in the third quarter of 2004 were $5 million, compared with $7 million in the third quarter of 2003. The ratio of total lease net charge-offs to average leases outstanding in the third quarter of 2004 was .35%, compared with .50% in the third quarter of 2003. Total consumer loan net charge-offs in the third quarter of 2004 increased to $28 million compared with $24 million in the third quarter of 2003, with increases not concentrated in any specific market. The ratio of consumer loan net charge-offs to average loans outstanding increased by 7 bps from the third quarter of 2003, and the ratio for residential mortgage loan net charge-offs improved from .30% to .21%.

Provision and Reserve for Credit Losses

The reserve for credit losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Registrant evaluates the reserve each quarter to determine its adequacy to cover inherent losses. The Registrant has not substantively changed in the current year any aspect to its overall approach in the determination of the reserve for loan and lease losses, and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period reserve. Given recent improvement in credit and delinquency trends and the overall expected stability in these trends, the Registrant reduced the reserve for credit losses by $27 million in the third quarter of 2004. The reserve for credit losses at September 30, 2004 was at 1.35% of the total loan and lease portfolio compared to 1.47% at December 31, 2003 and 1.49% at September 30, 2003. The Registrant’s long history of low exposure limits, minimal exposure to national or sub-prime lending businesses, centralized risk management and a diversified portfolio reduces the likelihood of significant unexpected credit losses.

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments or other assets due to changes in interest rates, currency exchange rates or equity prices. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings.

Quantitative and Qualitative Disclosure about Risk (continued)

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

Net Interest Income Simulation Model

The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant and incorporates the loss of free funding resulting from the Registrant’s share repurchase activity when appropriate. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Registrant’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Registrant has a Market Risk Management department as part of the Enterprise Risk Management Division, which provides independent oversight of market risk activities. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12 month and 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of September 30, 2004. Additionally, in order to further illustrate the estimated earnings sensitivity of interest rate changes, the Registrant has included the anticipated change to net interest income over a 12 month to 24 month horizon assuming a 50 bp and 100 bp linear increase or decrease in all interest rates.

TABLE 22: Estimated Earnings Sensitivity Profile

Change in Interest Rates (bp)	Change in Net Interest Income
	Year 1	Year 2
+ 200	(2.0)%	(1.2)%
+ 100	(.8)	.3
+ 50	(.4)	.4
– 50.2		(1.2)
– 100.1		(4.3)

Given a linear 100 bp increase in the yield curve used in the simulation model, it is estimated that net interest income for the Registrant would decrease by .8% in the first year and increase by .3% in the second year. A 200 bp linear increase in interest rates would decrease net interest income by 2.0% in the first year and 1.2% in the second year. A 100 bp linear decrease in interest rates would increase net interest income by .1% in the first year and decrease net interest income by an estimated 4.3% in the second year. Given the low level of interest rates, the Registrant’s ALCO has measured the risk of a decrease in interest rates at 100 basis points. The Registrant is continuing to position itself to be less liability sensitive to a rising interest rate environment.

Quantitative and Qualitative Disclosure about Risk (continued)

Use of Derivatives to Manage Interest Rate Risk

The Registrant enters into derivative transactions to manage its interest rate and prepayment risk and to accommodate the business requirements of its customers. To manage its interest rate risk, the Registrant may enter into interest rate swaps, interest rate floors and caps, forward contracts, options and swaptions. Interest rate swaps involve the exchange of fixed-rate and variable-rate payments without exchange of the underlying notional amount on which the interest payments are calculated. Interest rate floors protect against declining rates while interest rate caps protect against rising interest rates. Forward contracts are contracts in which a buyer agrees to purchase and a seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Swaptions have characteristics of both a swap and an option. Swaptions allow, but do not require, counterparties to exchange streams of payments over a specified period of time. As part of its risk management strategy for its mortgage banking operations, the Registrant may enter into free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in the fair value of its largely fixed rate MSR portfolio. The Registrant also acts as a buyer and seller of interest rate derivative contracts on behalf of customers. The Registrant minimizes its market and liquidity risks by taking similar offsetting positions with approved, reputable counterparties. The notional amount and estimated net fair values of these derivatives as of September 30, 2004 are presented in Note 5 to the Condensed Consolidated Financial Statements.

Servicing Rights and Interest Rate Risk

The net carrying amount of the servicing rights portfolio was $349 million at September 30, 2004. The Registrant maintains a comprehensive management strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in impairment on its MSR portfolio as a result of changing interest rates. The Registrant’s non-qualifying hedging strategy relative to its mortgage banking activity includes the purchase of free-standing derivatives (PO swaps, swaptions, floors, interest rate swaps, options and forward contracts). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline, the value of servicing rights declines because, as loans are prepaid to take advantage of an interest rate decline, no further servicing fees are collected on those loans. The Registrant recorded a reversal of temporary impairment of $3 million in the MSR portfolio in the third quarter of 2004 and $19 million in the third quarter of 2003. The servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

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

Liquidity Risk Management

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 4.3 years at September 30, 2004, based on current prepayment expectations. Of the $31.6 billion (fair value basis) of securities in the portfolio at September 30, 2004, $4.6 billion in principal is expected to be

Quantitative and Qualitative Disclosure about Risk (continued)

received in the next twelve months, and an additional $3.7 billion in principal is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For the nine months ended September 30, 2004 and 2003, a total of $5.4 billion and $13.9 billion, respectively, were sold, securitized, or transferred off-balance sheet.

The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of September 30, 2004, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, the Registrant also has $13.8 billion of funding available for issuance in connection with its bank note program. These sources, in addition to the Registrant’s 9.22% average equity capital base, provide a stable funding base. During November 2004, in conjunction with the continual management of the composition and mix of liabilities and overall interest rate sensitivity of the balance sheet, the Registrant issued a total of $1.75 billion of extendable adjusting rate senior notes with an initial maturity of 13 months.

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only three other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability.

TABLE 23: Agency Ratings

	Moody’s	Standard and Poor’s	Fitch
Fifth Third Bancorp:
Commercial paper	Prime-1	A-1+	F1+
Senior debt	Aa2	AA-	AA-
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A-1+	F1+
Long-term deposit	Aa1	AA-	AA

These debt ratings, along with capital ratios significantly above regulatory guidelines, provide the Registrant with additional access to liquidity. Based on the continued strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not currently expect any downgrade in these credit ratings based on financial performance. Core customer deposits have historically provided the Registrant with a sizeable source of relatively stable and low cost funds. The Registrant’s average core deposits and stockholders’ equity funded 61% of its average total assets during the first nine months of 2004. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Quantitative and Qualitative Disclosure about Risk (continued)

Capital Management

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At September 30, 2004, shareholders’ equity was $9.0 billion compared to $8.7 billion at both December 31, 2003 and September 30, 2003, an increase of four percent. Average shareholders’ equity as a percentage of average assets for the three months ended September 30, 2004 was 9.22%. The FRB adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these “well-capitalized” ratios at September 30, 2004 and 2003. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2004.

TABLE 24: Capital Ratios

	September 30, 2004	September 30, 2003	“Well-Capitalized”
Risk-based capital:
Tier 1	10.59%	11.22	6.00
Total capital	12.64	13.76	10.00
Leverage	9.13	9.21	5.00

Dividend Policy

The Registrant’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Registrant’s quarterly dividend was $.32 per share and consistent with the second quarter of 2004 and an increase of 10% compared to the third quarter of 2003.

Stock Repurchase Program

On June 15, 2004, the Registrant announced that its Board of Directors had authorized management to purchase 40 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. The Registrant’s repurchase of equity securities were as follows:

TABLE 25: Share Repurchases

Month Ended	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2004	407,215	$50.36	400,000	39,585,112
August 31, 2004	1,521	$49.39	-	39,585,112
September 30, 2004	8,130	$49.32	-	39,585,112
Total	416,866	$50.34	400,000	39,585,112
(a)	The Registrant purchased 7,215, 1,521 and 8,130 shares of its common stock during July, August and September 2004, respectively, in connection with various employee compensation and incentive plans of the Registrant. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

The Registrant’s stock repurchase program is an important element of its capital planning activities. Given the level of excess capital, the Registrant views share repurchases as an effective means of delivering value to shareholders.

Quantitative and Qualitative Disclosure about Risk (continued)

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

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Registrant’s ALCO capital planning directives, to economically hedge changes in fair value of its largely fixed rate mortgage servicing rights portfolio or to provide qualifying customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee, the Risk and Compliance Committee and the Board of Directors.

As part of the Registrant’s asset/liability management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The accounting for QSPE’s is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change. During the three months ended September 30, 2004, certain primarily fixed-rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140. At September 30, 2004, the outstanding balance of loans transferred was $2.0 billion. Given the investment grade nature of the loans transferred, as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At September 30, 2004, the Registrant had retained servicing assets totaling $349 million, an interest-only strip totaling $1 million, subordinated tranche security interests totaling $35 million and residual interests totaling $51 million.

The Registrant had the following cash flows with these unconsolidated QSPE’s during the nine months ended September 30, 2004 and 2003:

TABLE 26: Cash Flows with Unconsolidated QSPE’s

	Nine Months Ended September 30,
($ in millions)	2004	2003
Proceeds from transfers, including new securitizations	$1,074	1,241
Proceeds from collections reinvested in revolving-period securitizations	125	-
Transfers received from QSPE	52	73
Fees received	23	18

Quantitative and Qualitative Disclosure about Risk (continued)

At September 30, 2004, the Registrant had provided credit recourse on approximately $534 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $534 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $16 million relating to these residential mortgage loans sold.

Contractual Obligations and Commitments

The Registrant has certain obligations and commitments to make future payments under contracts. At September 30, 2004, the aggregate contractual obligations and commitments were:

TABLE 27: Aggregate Contractual Obligations and Other Commitments

		Payments Due by Period
Contractual Obligations ($ in millions)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Total deposits	$56,860	48,778	41	3,765	4,276
Long-term borrowings	15,128	1,832	6,414	3,139	3,743
Short-term borrowings	13,973	13,973	-	-	-
Annual rental/purchase commitments under noncancelable leases/contracts	441	75	102	85	179
Total	$86,402	64,658	6,557	6,989	8,198

		Amount of Commitment – Expiration by Period
Other Commitments ($ in millions)	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Letters of credit	$5,582	1,781	2,046	1,439	316
Commitments to extend credit	27,955	17,000	10,955	-	-
Total	$33,537	18,781	13,001	1,439	316

Condensed Consolidated Financial Statements and Notes (Item 1)

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

($ in millions, except share data)	September 30, 2004	December 31, 2003	September 30, 2003
Assets
Cash and Due from Banks	$2,313	2,359	2,394
Available-for-Sale Securities (a)	31,557	28,999	28,011
Held-to-Maturity Securities (b)	254	135	145
Trading Securities	81	55	96
Other Short-Term Investments	384	268	163
Loans Held for Sale	452	1,881	1,528
Loans and Leases:
Commercial Loans	15,259	14,209	13,824
Construction Loans	4,448	3,636	3,470
Commercial Mortgage Loans	7,644	6,894	6,590
Commercial Lease Financing	4,558	4,430	4,249
Residential Mortgage Loans	6,481	4,425	4,493
Consumer Loans	18,638	17,432	17,712
Consumer Lease Financing	2,460	2,709	2,840
Unearned Income	(1,452)	(1,427)	(1,371)
Total Loans and Leases	58,036	52,308	51,807
Reserve for Credit Losses	(785)	(770)	(772)
Total Loans and Leases, Net	57,251	51,538	51,035
Bank Premises and Equipment	1,233	1,061	1,000
Operating Lease Equipment	394	767	899
Accrued Interest Receivable	416	408	414
Goodwill	980	738	738
Intangible Assets	157	195	213
Servicing Rights	349	299	285
Other Assets	2,472	2,478	2,531
Total Assets	$98,293	91,181	89,452
Liabilities
Deposits:
Demand	$12,886	12,142	11,875
Interest Checking	19,362	19,757	18,715
Savings	8,307	7,375	7,895
Money Market	4,264	3,201	3,389
Other Time	7,140	6,686	6,686
Certificates - $100,000 and Over	1,521	1,371	2,009
Foreign Office	3,380	6,563	3,725
Total Deposits	56,860	57,095	54,294
Federal Funds Purchased	5,368	6,928	6,834
Short-Term Bank Notes	1,275	500	-
Other Short-Term Borrowings	7,330	5,742	6,907
Accrued Taxes, Interest and Expenses	2,199	2,200	2,289
Other Liabilities	1,093	986	1,179
Long-Term Debt	15,128	9,063	9,255
Total Liabilities	89,253	82,514	80,758
Shareholders’ Equity
Common Stock (c)	1,295	1,295	1,295
Preferred Stock (d)	9	9	9
Capital Surplus	1,922	1,964	1,953
Retained Earnings	7,289	6,481	6,203
Accumulated Nonowner Changes in Equity	(218)	(120)	(9)
Treasury Stock	(1,257)	(962)	(757)
Total Shareholders’ Equity	9,040	8,667	8,694
Total Liabilities and Shareholders’ Equity	$98,293	91,181	89,452
(a)	Amortized cost: September 30, 2004 - $31,751, December 31, 2003 - $29,076 and September 30, 2003 - $27,931.
(b)	Market values: September 30, 2004 - $254, December 31, 2003 - $135 and September 30, 2003 - $145.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at September 30, 2004 - 561,112,890 (excludes 22,338,801 treasury shares), December 31, 2003 - 566,685,301 (excludes 16,766,390 treasury shares) and September 30, 2003 - 570,298,014 (excludes 13,153,677 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.00% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.00% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2004	2003	2004	2003
Interest Income
Interest and Fees on Loans and Leases	$721	676	2,072	2,042
Interest on Securities:
Taxable	310	293	925	920
Exempt from Income Taxes	11	13	34	38
Total Interest on Securities	321	306	959	958
Interest on Other Short-Term Investments	1	1	2	3
Total Interest Income	1,043	983	3,033	3,003
Interest Expense
Interest on Deposits:
Interest Checking	47	43	118	144
Savings	16	14	36	52
Money Market	10	7	23	25
Other Time	45	49	130	166
Certificates - $100,000 and Over	9	12	22	39
Foreign Office	12	9	39	29
Total Interest on Deposits	139	134	368	455
Interest on Federal Funds Purchased	17	19	52	61
Interest on Short-Term Bank Notes	5	-	9	-
Interest on Other Short-Term Borrowings	23	14	56	41
Interest on Long-Term Debt	102	91	279	276
Total Interest Expense	286	258	764	833
Net Interest Income	757	725	2,269	2,170
Provision for Credit Losses	30	112	201	306
Net Interest Income After Provision for Credit Losses	727	613	2,068	1,864
Noninterest Income
Electronic Payment Processing Revenue	152	143	449	415
Service Charges on Deposits	134	125	389	360
Mortgage Banking Net Revenue	49	75	154	244
Investment Advisory Revenue	88	85	278	247
Other Noninterest Income	137	171	545	469
Operating Lease Revenue	35	66	129	66
Securities Gains, Net	16	15	42	79
Securities Gains, Net - Non-Qualifying Hedges on Mortgage Servicing	-	-	-	3
Total Noninterest Income	611	680	1,986	1,883
Noninterest Expenses
Salaries, Wages and Incentives	252	249	752	787
Employee Benefits	64	61	205	186
Equipment Expense	22	21	61	61
Net Occupancy Expense	45	36	137	113
Operating Lease Expense	24	50	94	50
Other Noninterest Expense	237	240	791	695
Total Noninterest Expense	644	657	2,040	1,892
Income from Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect	694	636	2,014	1,855
Applicable Income Taxes	223	208	665	604
Income from Continuing Operations Before Minority Interest and Cumulative Effect	471	428	1,349	1,251
Minority Interest, Net of Tax	-	-	-	(20)
Income from Continuing Operations Before Cumulative Effect	471	428	1,349	1,231
Income from Discontinued Operations, Net of Tax	-	1	-	3
Income Before Cumulative Effect	471	429	1,349	1,234
Cumulative Effect of Change in Accounting Principle, Net	-	(11)	-	(11)
Net Income	$471	418	1,349	1,223
Net Income Available to Common Shareholders (a)	$471	417	1,348	1,223
Basic Earnings Per Share:
Income from Continuing Operations	$0.84	0.75	2.40	2.14
Income from Discontinued Operations	-	-	-	0.01
Cumulative Effect of Change in Accounting Principle, Net	-	(0.02)	-	(0.02)
Net Income	$0.84	0.73	2.40	2.13
Diluted Earnings Per Share:
Income from Continuing Operations	$0.83	0.74	2.37	2.11
Income from Discontinued Operations	-	-	-	0.01
Cumulative Effect of Change in Accounting Principle, Net	-	(0.02)	-	(0.02)
Net Income Available to Common Shareholders	$0.83	0.72	2.37	2.10
(a)	Dividend on Preferred Stock is $.185 and $.555 million for the three and nine month periods ended September 30, 2004 and 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
($ in millions)	2004	2003
Operating Activities
Net Income	$1,349	1,223
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Credit Losses	201	306
Minority Interest in Net Income	-	20
Cumulative Effect of Change in Accounting Principle, Net of Tax	-	11
Depreciation, Amortization and Accretion	353	412
Stock-Based Compensation Expense	63	87
Provision for Deferred Income Taxes	46	(132)
Realized Securities Gains	(50)	(133)
Realized Securities Gains - Non Qualifying Hedges on Mortgage Servicing	-	(3)
Realized Securities Losses	8	54
Proceeds from Sales/Transfers of Residential Mortgage and Other Loans Held for Sale	5,498	14,128
Net Gain on Sales of Loans	(88)	(293)
Increase in Residential Mortgage and Other Loans Held for Sale	(3,572)	(9,638)
Decrease in Trading Securities	256	-
Net Gain on Divestitures	(91)	-
(Increase) Decrease in Accrued Interest Receivable	(3)	144
Decrease (Increase) in Other Assets	(146)	(843)
(Decrease) Increase in Accrued Taxes, Interest and Expenses	(80)	466
(Decrease) Increase in Other Liabilities	86	687
Net Cash Provided by Operating Activities	3,830	6,496
Investing Activities
Proceeds from Sales of Available-for-Sale Securities	4,886	19,842
Proceeds from Calls, Paydowns and Maturities of Available-for-Sale Securities	4,946	8,001
Purchases of Available-for-Sale Securities	(12,545)	(31,019)
Proceeds from Calls, Paydowns and Maturities of Held-to-Maturity Securities	14	6
Purchases of Held-to-Maturity Securities	(133)	(90)
(Increase) Decrease in Other Short-Term Investments	(116)	62
Increase in Loans and Leases	(5,703)	(8,446)
Decrease in Operating Lease Equipment	284	122
Purchases of Bank Premises and Equipment	(273)	(188)
Proceeds from Disposal of Bank Premises and Equipment	11	9
Cash Received on Divestitures	233	-
Cash Acquired in Business Acquisitions	29	-
Net Cash Used In Investing Activities	(8,367)	(11,701)
Financing Activities
Increase in Core Deposits	2,365	1,307
(Decrease) Increase in Certificates - $100,000 and Over, Including Foreign Office	(3,368)	779
(Decrease) Increase in Federal Funds Purchased	(1,583)	2,085
Increase in Short-Term Bank Notes	775	-
Increase in Other Short-Term Borrowings	1,583	3,258
Proceeds from Issuance of Long-Term Debt	9,371	1,093
Repayment of Long-Term Debt	(3,399)	(1,993)
Payment of Cash Dividends	(525)	(465)
Exercise of Stock Options, Net	76	31
Purchases of Treasury Stock	(804)	(384)
Other	-	(3)
Net Cash Provided by Financing Activities	4,491	5,708
(Decrease) Increase in Cash and Due from Banks	(46)	503
Cash and Due from Banks at Beginning of Period	2,359	1,891
Cash and Due from Banks at End of Period	$2,313	2,394
Cash Payments
Interest	$750	860
Federal Income Taxes	634	232
Supplemental Cash Flow Information
Business Acquisitions:
Fair Value of Tangible Assets Acquired (Noncash)	921	-
Goodwill and Identifiable Intangible Assets Acquired	283	-
Liabilities Assumed	(916)	-
Stock Options	(36)	-
Common Stock Issued	(281)	-
Securitizations:
Capitalized Servicing Rights	9	9
Residual Interest	21	28
Available-for-Sale Securities Retained	21	-

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Nine Months Ended September 30,
($ in millions, except per share data)	2004	2003
Total Shareholders’ Equity, Beginning	$8,667	8,604
Net Income	1,349	1,223
Nonowner Changes in Equity, Net of Tax:
Change in Unrealized (Losses) and Gains on Available-for-Sale Securities,
Qualifying Cash Flow Hedges and Additional Pension Liability	(98)	(378)
Net Income and Nonowner Changes in Equity	1,251	845
Cash Dividends Declared:
Common Stock (2004 - $.96 per share and 2003 - $.84 per share)	(539)	(481)
Preferred Stock (a)	(1)	(1)
Stock Options Exercised including Treasury Shares Issued	78	68
Stock-Based Compensation Expense	63	87
Loans Issued Related to the Exercise of Stock Options, Net	(2)	(37)
Change in Corporate Tax Benefit Related to Stock-Based Compensation	10	(4)
Shares Purchased	(804)	(384)
Acquisition	317	-
Other	-	(3)
Total Shareholders’ Equity, Ending	$9,040	8,694
(a)	Dividend on Preferred Stock is $.555 million for the nine months ended September 30, 2004 and 2003.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2004 and 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003, the cash flows for the nine months ended September 30, 2004 and 2003 and the changes in shareholders’ equity for the nine months ended September 30, 2004 and 2003. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three and nine months ended September 30, 2004 and 2003 and the cash flows for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2003 has been derived from the audited Consolidated Financial Statements of Fifth Third Bancorp. These Consolidated Financial Statements have been retroactively restated due to the adoption of the fair value method of accounting for stock-based compensation as described in Note 12. For further information on this retroactive adoption, refer to the Registrant’s 8-K filed on April 14, 2004, which presents the Registrant’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2003.

Certain reclassifications have been made to prior periods’ Condensed Consolidated Financial Statements and related notes to conform with the current period presentation.

2.	New Accounting Pronouncements

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2004, the Registrant adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. As a result, financial information for all prior periods has been restated to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards granted to employees after January 1, 1995. See Note 12 for further discussion.

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

Notes to Condensed Consolidated Financial Statements (continued)

In December 2003, the FASB issued SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements beginning after December 15, 2003. This Statement was effective for financial statements with fiscal years ending after December 15, 2003. The Registrant adopted this Standard, and its required disclosures for interim-period financial statements are included in Note 11.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (“VIE”) to be consolidated by the primary beneficiary, which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur or both. Qualifying Special Purpose Entities (“QSPE”) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE created after January 31, 2003 and for VIE in which an enterprise obtains an interest after that date. In December 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003),” which replaces FIN 46. FIN 46(R) was primarily issued to clarify the required accounting for interests in VIE. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46(R) is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities (“SPE”) for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE (i.e., non-SPE) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The Registrant early adopted the provisions of FIN 46 on July 1, 2003. Through September 30, 2004, the Registrant has provided full credit recourse to an unrelated and unconsolidated asset-backed SPE in conjunction with the sale and subsequent leaseback of leased autos. The unrelated and unconsolidated asset-backed SPE was formed for the sole purpose of participating in the sale and subsequent lease-back transactions with the Registrant. Based on this credit recourse, the Registrant is deemed to be the primary beneficiary as it maintains the majority of the variable interests in this SPE and was therefore required to consolidate the entity. Early adoption of this Interpretation required the Registrant to consolidate these operating lease assets and a corresponding liability as well as recognize an after-tax cumulative effect charge of $11 million, representing the difference between the carrying value of the leased autos sold and the carrying value of the newly consolidated obligation as of July 1, 2003. As of September 30, 2004, the outstanding balance of leased autos sold was $347 million. Consolidation of these operating lease assets did not impact risk-based capital ratios or bottom line income statement trends; however lease payments on the operating lease assets are now reflected as a component of noninterest income and depreciation expense is now reflected as a component of noninterest expense. The Registrant also early adopted the provisions of FIN 46 related to the consolidation of two wholly-owned finance entities involved in the issuance of trust preferred securities. Effective July 1, 2003, the Registrant deconsolidated the wholly-owned issuing trust entities resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations that exist between the Registrant and the issuing trust entities. See Note 6 for discussion of certain guarantees that the Registrant has provided for the benefit of the wholly-owned issuing trust entities related to their debt obligations.

In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan

Notes to Condensed Consolidated Financial Statements (continued)

commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into on or before March 31, 2004. Adoption of this SAB did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-01 is other-than-temporarily impaired involves a three-step process including, determining whether an investment is impaired (fair value less than amortized cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB issued Staff Position (“FSP”) No. EITF 03-01-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01.” This FSP delays the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the Registrant’s intent and ability to hold the impaired investments at the time of the valuation and the measurement and recognition guidance defined in a future FSP issuance.

In May 2004, FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on accounting for the effects of the Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D, and the subsidy is expected to offset or reduce the Company’s costs for prescription drug coverage. The FSP is effective for the first interim period beginning after June 15, 2004. The FSP also provides guidance for disclosures concerning the effects of the subsidy for employers when the employer has not yet determined actuarial equivalency. The adoption of this FSP did not have a material impact on the Registrant’s financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Registrant will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004. The Registrant does not anticipate this Statement to have a material effect on its Condensed Consolidated Financial Statements.

3.	Intangible Assets

Intangible assets consist of core deposits, servicing rights, customer lists and non-competition agreements. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives, generally over a period of up to 25 years. The Registrant reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Notes to Condensed Consolidated Financial Statements (continued)

Detail of amortizable intangible assets as of September 30, 2004:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
Mortgage servicing rights	$926	(502)	(90)	334
Other consumer and commercial servicing rights	21	(6)	-	15
Core deposits	347	(198)	-	149
Other intangible assets	9	(1)	-	8
Total	$1,303	(707)	(90)	506

As of September 30, 2004, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2004	2003	2004	2003
Amortization expense (including mortgage servicing assets)	$34	59	98	175

Estimated amortization expense, including servicing rights, for fiscal years 2004 through 2008 is as follows:

For the Years Ended December 31 ($ in millions)
2004 (a)	$127
2005	120
2006	100
2007	79
2008	62
(a)	Includes nine months actual and three months estimated

4.	Retained Interests

At September 30, 2004, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interests were as follows:

($ in millions)	Rate	Fair Value	Weighted Average Life (in years)	Prepayment Speed Assumption (annual)	Discount Rate (annual)	Weighted Average Default Rate
Residential Mortgage Loans:
Servicing assets	Fixed	$304	5.7	16.9%	9.4%	N/A
Servicing assets	Adjustable	31	3.9	27.4	11.4	N/A
Home equity line of credit:
Servicing assets	Adjustable	6	2.0	40.0	12.0	N/A
Residual interest	Adjustable	28	1.8	40.0	11.7	0.35	%(a)
Automotive loans:
Servicing assets	Fixed	8	2.5	1.55	12.0	N/A
Residual interest	Fixed	22	2.5	1.55	12.0	1.25	(b)
(a)	Annualized rate
(b)	Cumulative rate

Notes to Condensed Consolidated Financial Statements (continued)

Based on historical credit experience, expected credit losses for servicing rights have been deemed not to be material.

Changes in capitalized servicing rights for the nine months ended September 30:

($ in millions)	2004	2003
Balance at January 1	$299	263
Amount capitalized	77	191
Amortization	(76)	(145)
Sales	-	(1)
Servicing valuation recovery (provision)	49	(23)
Balance at September 30	$349	285

Changes in the servicing rights valuation reserve for the nine months ended September 30:

($ in millions)	2004	2003
Balance at January 1	$(152)	(278)
Servicing valuation recovery (provision)	49	(23)
Permanent impairment write-off	13	129
Balance at September 30	$(90)	(172)

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. This strategy previously included the purchase of various available-for-sale securities (primarily FHLMC and FNMA agency bonds, U.S. treasury bonds and PO strips) and currently includes the purchase of various free-standing derivatives (PO swaps, swaptions, floors, forward contracts, options and interest rate swaps). The interest income, mark-to-market adjustments and gain or loss from sale activities in these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The increase in interest rates during the first nine months of 2004 and the resulting impact of changing prepayment speeds led to the reversal of $49 million in temporary impairment on the MSR portfolio. The combined magnitude of decreasing interest rates during the first six months of 2003 and subsequent increasing interest rates in the third quarter of 2003, led to the recognition of a net $23 million in temporary impairment on the MSR portfolio for the first nine months of 2003. As temporary impairment was recognized on the MSR portfolio in the first nine months of 2003, the Registrant sold certain of these available-for-sale securities resulting in net realized gains of $3 million that were captured as a component of noninterest income in the Condensed Consolidated Statements of Income. In addition, the Registrant recognized a net loss of $1 million and net gain of $25 million in the nine months ended September 30, 2004 and 2003, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of September 30, 2003, the Registrant no longer held any available-for-sale securities related to its non-qualifying hedging strategy. As of September 30, 2004 and 2003 other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $16 million and $17 million, respectively, and other liabilities included a fair value of $5 million as of September 30, 2004. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $3.4 billion and $.8 billion as of September 30, 2004 and 2003, respectively.

There were no permanent impairments recorded during the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004, expectations of interest rate movement resulted in the acceleration of prepayment speeds on loans serviced by the Registrant. Due to this increase in prepayment speed, the Registrant recorded a permanent impairment of $13 million on its MSR portfolio. The continued decline in

Notes to Condensed Consolidated Financial Statements (continued)

primary and secondary mortgage rates during the nine months ended September 30, 2003 led to historically high refinance rates and corresponding increases in prepayment speeds. Therefore, the Registrant determined a portion of the MSR portfolio was permanently impaired, resulting in a write-off of $129 million in MSR’s against the related valuation reserve.

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

FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its nonprepayable, fixed-rate, long-term debt to floating-rate debt. The Registrant’s practice is to convert fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended September 30, 2004, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2004, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income.

Notes to Condensed Consolidated Financial Statements (continued)

During 2003 and 2004, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of the termination was recognized as a premium on the previously hedged long-term debt and is being amortized as an adjustment to yield.

The Registrant also enters into forward contracts to hedge the forecasted sale of its residential mortgage loans. For the three months ended September 30, 2004, the Registrant met certain criteria to qualify for matched terms accounting on the hedged loans held for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheets.

As of September 30, 2004, there were no instances of designated hedges no longer qualifying as fair value hedges. The following table reflects all fair value hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Included in other assets:
Interest rate swaps related to debt	$62	54	88
Included in other liabilities:
Interest rate swaps related to debt	$34	-	-
Forward contracts related to mortgage loans held for sale	2	3	17
Total included in other liabilities	$36	3	17

CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions. As of September 30, 2004 and 2003 and December 31, 2003, $27 million, $10 million and $8 million, respectively, in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated nonowner changes in equity. Gains and losses on derivative contracts that are reclassified from accumulated nonowner changes in equity to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of September 30, 2004, $5 million in net deferred losses, net of tax, on derivative instruments included in accumulated nonowner changes in equity are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows is 30 months for hedges converting LIBOR-based loans to fixed and 11 months for hedges converting floating-rate debt to fixed.

As of September 30, 2004, there were no instances of designated hedges no longer qualifying as cash flow hedges. The following table reflects all cash flow hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Included in other liabilities:
Interest rate swaps related to debt	$1	7	10
Interest rate swaps related to LIBOR-based loans	25	-	-
Total included in other liabilities	$26	7	10

Notes to Condensed Consolidated Financial Statements (continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2004	2003	2004	2003
Foreign exchange contracts for customers	$11	10	32	27
Interest rate lock commitments and forward contracts related to interest rate lock commitments	2	(3)	1	1
Derivative instruments related to MSR portfolio	23	(13)	(1)	25
Derivative instruments related to interest rate risk	3	-	7	5

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Included in other assets:
Foreign exchange contracts for customers	$107	167	106
Interest rate contracts for customers	59	67	86
Interest rate lock commitments	1	-	1
Forward contracts related to interest rate lock commitments	-	(1)	-
Derivative instruments related to MSR portfolio	16	8	17
Derivative instruments related to interest rate risk	-	7	-
Total included in other assets	$183	248	210

Included in other liabilities:
Foreign exchange contracts for customers	$82	131	79
Interest rate contracts for customers	59	67	85
Interest rate lock commitments	1	-	-
Forward contracts related to interest rate lock commitments	1	-	-
Derivative instruments related to MSR portfolio	5	-	-
Total included in other liabilities	$148	198	164

The following table summarizes the Registrant’s derivative instrument positions (excluding customer derivatives) at September 30, 2004:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$2,932	82	4.87%	2.35%
Receive floating/pay fixed	626	28	3.27	2.48
Interest rate swaps related to LIBOR-based loans:
Receive fixed/pay floating	2,150	26	2.44	1.75
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale	256	1
Forward contracts related to interest rate lock commitments	406	2
Interest rate lock commitments	526	1
Mortgage servicing rights portfolio:
Principal only swaps	140	22		1.97
Interest rate swaps—Receive fixed/pay floating	500	81	3.33	2.53
Purchased swaptions	2,400	3	3.94
Written swaptions	335	6		4.05
Total	$10,271

The notional amount related to commercial customer contracts outstanding at September 30, 2004 was $11.3 billion.

Notes to Condensed Consolidated Financial Statements (continued)

6.	Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At September 30, 2004, the Registrant had issued approximately $5.5 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $5.5 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At September 30, 2004, the Registrant maintained a credit loss reserve of approximately $19 million related to these standby letters of credit. Approximately 78% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through September 30, 2004, the Registrant had transferred, subject to credit recourse, certain primarily fixed-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at September 30, 2004 was approximately $2.0 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $2.0 billion at September 30, 2004. The outstanding balances are generally secured by the underlying collateral that include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. Given the investment grade nature of the loans transferred as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

At September 30, 2004, the Registrant had provided credit recourse on approximately $534 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $534 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $16 million relating to these residential mortgage loans sold.

As of September 30, 2004, the Registrant has also fully and unconditionally guaranteed $351 million of certain long-term borrowing obligations issued by three wholly-owned issuing trust entities that have been deconsolidated upon the early adoption of the provisions of FIN 46. See Note 2 for further discussion of adoption of FIN 46.

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the nine months ended September 30, 2004, the

Notes to Condensed Consolidated Financial Statements (continued)

Registrant processed approximately $85 million of chargebacks presented by issuing banks, resulting in actual losses of $2 million to the Registrant. The Registrant accrues for probable losses based on historical experience and maintained an estimated credit loss reserve of approximately $1 million at September 30, 2004.

Fifth Third Securities, Inc (“FTS”), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of September 30, 2004 was $47 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given certain FTS margin account relationships were in place prior to January 1, 2003 and the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

7.	Business Combination and Pending Acquisition

On June 11, 2004, the Registrant completed the acquisition of Franklin Financial Corporation, a bank holding company, and its subsidiary, Franklin National Bank. Franklin operated nine full-service banking centers in the Nashville, Tennessee metropolitan market. The Registrant now operates 11 full-service banking centers in the greater Nashville area.

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

The transaction resulted in total intangible assets of $283 million based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $7 million was allocated to core deposit intangibles, $6 million was allocated to customer lists and $2 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over seven and five years, respectively. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $268 million of intangible assets was recorded as goodwill. Goodwill recognized in the Franklin acquisition is not deductible for income tax purposes.

The pro forma effect and the financial results of Franklin included in the results of operations subsequent to the date of the acquisitions were not material to the Registrant’s financial condition and operating results for the periods presented.

On August 2, 2004, the Registrant and First National Bankshares of Florida, Inc. announced the signing of a definitive agreement in which the Registrant will acquire First National and its subsidiaries, headquartered in Naples, Florida. Including First National’s pending acquisition of First Bradenton Bank, First National had

Notes to Condensed Consolidated Financial Statements (continued)

approximately $5.6 billion in total assets and $4.0 billion in total deposits at September 30, 2004. Under terms of the agreement, which has been approved by both boards of directors, First National’s shareholders will receive .5065 shares of the Registrant’s common stock for each share of First National. Based on the Registrant’s share price at the close of business on September 30, 2004, the transaction is valued at $24.93 per share of First National, for a total transaction value of approximately $1.57 billion. The acquisition is expected to close in the first quarter of 2005 and is subject to normal regulatory approvals in addition to the approval of First National’s shareholders.

8.	Discontinued Operations

In December 2003, the Registrant completed the sale of its corporate trust business, a component of the Commercial Banking segment. The discontinued operation had revenue and expenses of $3 million and $2 million, respectively, for the three months ended September 30, 2003 and revenue and expenses of $9 million and $5 million, respectively, for the nine months ended September 30, 2003.

9.	Related Party Transactions

At September 30, 2004 and 2003, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $251 million and $469 million, respectively. As of September 30, 2004 and 2003, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $75 million and $153 million, respectively.

Commitments to lend to related parties as of September 30, 2004, net of participations, were comprised of $231 million in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $20 million to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

During the third quarter of 2004, the Registrant entered into an agreement with First National to provide a daily $300 million unsecured line of credit. As of September 30, 2004, this line of credit had an outstanding balance of $156 million paying at a rate of 1.86%.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

The measurement date for all of the Registrant’s defined benefit retirement plans is December 31. As discussed in Note 2, the Registrant has adopted the expanded disclosure requirements of SFAS No. 132(R). The following summarizes the components of net periodic pension cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2004	2003	2004	2003
Service cost	$175	231	585	693
Interest cost	3,817	3,939	11,383	11,817
Expected return on assets	(4,395)	(3,668)	(13,650)	(11,004)
Amortization and deferral of transition amount	(368)	(463)	(1,138)	(1,389)
Amortization of actuarial loss	2,320	3,802	7,078	11,406
Amortization of unrecognized prior service cost	128	125	383	375
Settlement	8,179	9,529	8,489	9,529
Net periodic pension cost	$9,856	13,495	13,130	21,427

As previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2003, the Registrant does not expect to contribute to its pension plan in 2004. Based on the current year actuarial assumptions, the Registrant did not make any cash contributions in the nine months ended September 30, 2004 and does not anticipate making any cash contributions to the plan in 2004.

12.	Stock-Based Compensation

Effective January 1, 2004, the Registrant began recognizing expense for stock-based compensation under the fair value method of accounting described in SFAS No. 123. The Registrant also adopted the retroactive restatement method for recognizing stock-based compensation expense described in SFAS No. 148. Under SFAS No. 123, the Registrant recognizes compensation expense for the fair value of the stock-based grants over their vesting period. Stock-based compensation awards were eligible for issuance through March 23, 2004 under the 1998 Long Term Incentive Stock Plan and thereafter are eligible for issuance under the Incentive Compensation Plan, adopted on January 20, 2004 and approved by shareholders on March 23, 2004, to key employees, officers and directors of the Registrant and its subsidiaries. The Incentive Compensation Plan provides for, among other things, nonqualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units and stock awards. Option grants and stock appreciation rights are at fair market value at the date of the grant, have up to ten-year terms and vest and become fully exercisable at the end of three to four years of continued employment.

Notes to Condensed Consolidated Financial Statements (continued)

For the nine months ended September 30, 2004, approximately .5 million restricted stock awards and 3.7 million stock appreciation rights were granted. For the nine months ended September 30, 2003, approximately 6.4 million stock options were granted. The weighted average fair value of stock options and stock appreciation rights granted were $14.11 and $18.32 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The fair value of the stock options and stock appreciation rights are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the nine months ended September 30, 2004 and 2003:

	2004	2003
Expected dividend yield	2.07 – 2.33%	1.6 – 2.2%
Expected option life (in years)	6.0	9.0
Expected volatility	28%	29%
Risk-free interest rate	3.15%	3.72 – 4.66%

The adoption of the retroactive restatement method resulted in the restatement of previously reported balances of capital surplus, retained earnings and deferred taxes. As of September 30, 2003, previously reported capital surplus was increased by $613 million, retained earnings were decreased by $511 million and deferred tax assets were increased by $102 million. As of December 31, 2003, previously reported capital surplus was increased by $633 million, retained earnings were decreased by $529 million and deferred tax assets were increased by $104 million. In addition, in adopting the fair value method of expense recognition, the Registrant determined that in 2000 and 2001 certain outstanding stock options exchanged in immaterial business combinations were omitted from the determination of total purchase price and resulting goodwill. Adjustment for those items resulted in an additional increase in goodwill and capital surplus as of September 30, 2003 and December 31, 2003 of $38 million.

Stock-based compensation expense is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income. The impact of the adoption of the retroactive restatement method for employee stock-based compensation on previously reported net income, basic and diluted earnings per share for the three months and nine months ended September 30, 2003 is as follows:

$ in millions, (except per share data)	Three months	Nine months
Net income available to common shareholders, as previously reported	$437	1,294
Stock-based compensation expense determined under the fair value method, net of tax	(20)	(71)
Net income available to common shareholders, as restated	$417	1,223
Basic earnings per share:
As previously reported	$.77	2.26
As restated	.73	2.13
Diluted earnings per share:
As previously reported	.76	2.23
As restated	.72	2.10

Notes to Condensed Consolidated Financial Statements (continued)

13.	Nonowner Changes in Equity

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

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
For the nine months ended September 30, 2004:
Change in unrealized net losses on available-for-sale securities	(76)	27	(49)
Adjustment for net gains realized in income	(42)	15	(27)
Unrealized net losses on available-for-sale securities	(118)	42	(76)	(49)	(76)	(125)
Change in unrealized net losses on cash flow hedges	(26)	9	(17)
Adjustment for net gains realized in income	(4)	2	(2)
Unrealized net losses on cash flow hedges	(30)	11	(19)	(8)	(19)	(27)
Change in minimum pension liability	(4)	1	(3)	(63)	(3)	(66)
Total	(152)	54	(98)	(120)	(98)	(218)
For the nine months ended September 30, 2003:
Change in unrealized net losses on available-for-sale securities	(512)	180	(332)
Adjustment for net gains realized in income	(82)	29	(53)
Unrealized net gains (losses) on available-for-sale securities	(594)	209	(385)	438	(385)	53
Change in unrealized net losses on cash flow hedges	11	(4)	7
Adjustment for net gains realized in income	-	-	-
Unrealized net losses on cash flow hedges	11	(4)	7	(17)	7	(10)
Change in minimum pension liability	-	-	-	(52)	-	(52)
Total	(583)	205	(378)	369	(378)	(9)

Notes to Condensed Consolidated Financial Statements (continued)

14.	Earnings Per Share

The reconciliation of earnings per share and earnings per diluted share follows:

	Three Months Ended September 30,
	2004			2003
(in millions, except per share data)	Income	Average Shares	Income Per Share	Income	Average Shares	Income Per Share
EPS
Income from continuing operations	$471			$428
Net income from continuing operations available to common shareholders (a)	471	560	$.84	427	570	$.75
Income from discontinued operations, net of tax	-		-	1		-
Cumulative effect of change in accounting principle, net of tax	-		-	(11)		(.02)
Net income available to common shareholders	$471	560	$.84	$417	570	$.73

Diluted EPS
Net income from continuing operations available to common shareholders	$471	560		$427	570
Effect of dilutive securities:
Stock based awards	-	7		-	9
Income from continuing operations plus assumed conversions (b)	471	567	$.83	427	579	$.74
Income from discontinued operations, net of tax	-		-	1		-
Cumulative effect of change in accounting principle, net of tax	-		-	(11)		(.02)
Net income available to common shareholders plus assumed conversions	$471	567	$.83	$417	579	$.72
(a)	Dividends on preferred stock are $.185 million for the three months ended September 30, 2004 and 2003.
(b)	The dilutive effect from dividends on convertible preferred stock is $.145 million for the three months ended September 30, 2004 and 2003.

Notes to Condensed Consolidated Financial Statements (continued)

	Nine Months Ended September 30,
	2004			2003
(in millions, except per share data)	Income	Average Shares	Income Per Share	Income	Average Shares	Income Per Share
EPS
Income from continuing operations	$1,349			$1,231
Net income from continuing operations available to common shareholders (a)	1,348	562	$2.40	1,231	573	$2.14
Income from discontinued operations, net of tax	-		-	3		.01
Cumulative effect of change in accounting principle, net of tax	-		-	(11)		(.02)
Net income available to common shareholders	$1,348	562	$2.40	$1,223	573	$2.13
Diluted EPS
Net income from continuing operations available to common shareholders	$1,348	562		$1,231	573
Effect of dilutive securities:
Stock based awards	-	7		-	8
Income from continuing operations plus assumed conversions (b)	1,348	569	$2.37	1,231	581	$2.11
Income from discontinued operations, net of tax	-		-	3		.01
Cumulative effect of change in accounting principle, net of tax	-		-	(11)		(.02)
Net income available to common shareholders plus assumed conversions	$1,348	569	$2.37	$1,223	581	$2.10
(a)	Dividends on preferred stock are $.555 million for the nine months ended September 30, 2004 and 2003.
(b)	The dilutive effect from dividends on convertible preferred stock is $.435 million for the nine months ended September 30, 2004 and 2003.

Options to purchase 21.4 million and 6.9 million shares outstanding during the three months ended September 30, 2004 and 2003, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

15.	Segments

The Registrant’s principal activities include Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Retail Banking provides a full range of deposit products and consumer loans and leases. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions provides EFT, debit, credit and merchant transaction processing services, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The Other/Eliminations column includes the investment portfolio, certain non-deposit funding, unassigned equity, the net effect of funds transfer pricing and other items not allocated to operating segments.

Notes to Condensed Consolidated Financial Statements (continued)

During the second quarter of 2004, the Registrant refined its segment reporting as a result of a cost center review and point of cross-sell identification. Prior periods have been reclassified to conform to current period presentation. The financial information for each operating segment is reported on the basis used internally by the Registrant’s management to evaluate performance and allocate resources. Revenues from affiliated transactions are generally charged at rates available to and transacted with unaffiliated customers.

The performance measurement of the operating segments is based on the management structure of the Registrant and is not necessarily comparable with similar information for any other financial institution. The information is also not necessarily indicative of the segment’s financial condition and results of operations if they were independent entities.

Results of operations and selected financial information by operating segment for the three and nine months ended September 30, 2004 and 2003 are as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Three months ended September 30, 2004:
Net interest income (b)	$308	482	43	4	(71)	-	766
Provision for credit losses	24	50	4	3	(51)	-	30
Net interest income after provision for credit losses	284	432	39	1	(20)	-	736
Noninterest income	105	269	91	140	6	-	611
Noninterest expense	149	314	86	95	-	-	644
Income before income taxes	240	387	44	46	(14)	-	703
Applicable income taxes (c)	72	132	14	15	(1)	-	232
Net income	$168	255	30	31	(13)	-	471
Selected Financial Information
Goodwill as of July 1, 2004	$373	312	103	191	-	-	979
Goodwill adjustment	1	-	-	-	-	-	1
Goodwill as of September 30, 2004	$374	312	103	191	-	-	980
Average assets	$25,622	54,648	2,388	627	12,859	-	96,144
Three months ended September 30, 2003:
Net interest income (b)	$273	455	33	4	(23)	(7)	735
Provision for credit losses	43	64	2	2	1	-	112
Net interest income after provision for credit losses	230	391	31	2	(24)	(7)	623
Noninterest income	109	360	89	131	(5)	(4)	680
Noninterest expense	133	339	86	98	7	(6)	657
Income from continuing operations before income taxes and minority interest	206	412	34	35	(36)	(5)	646
Applicable income taxes (c)	62	140	12	13	(7)	(2)	218
Income from discontinued operations, net	1	-	-	-	-	-	1
Cumulative effect, net	-	(11)	-	-	-	-	(11)
Net income	$145	261	22	22	(29)	(3)	418
Selected Financial Information
Goodwill as of July 1, 2003	$188	234	99	217	-	-	738
Goodwill recognized	-	-	-	-	-	-	-
Goodwill as of September 30, 2003	$188	234	99	217	-	-	738
Average assets	$22,847	55,344	1,976	647	9,482	(876)	89,420
(a)	In acquisitions accounted for under the purchase method, management “pools” historical segment results to improve comparability with the current period. The results of Franklin have been included in the segments and are eliminated in the Acquisitions column.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $9 million and $10 million for the three months ended September 30, 2004 and 2003, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Nine months ended September 30, 2004:
Net interest income (b)	$884	1,420	118	11	(124)	(13)	2,296
Provision for credit losses	78	132	7	8	(24)	-	201
Net interest income after provision for credit losses	806	1,288	111	3	(100)	(13)	2,095
Noninterest income	315	826	291	548	9	(3)	1,986
Noninterest expense	446	952	268	292	94	(12)	2,040
Income before income taxes	675	1,162	134	259	(185)	(4)	2,041
Applicable income taxes (c)	204	394	46	88	(37)	(3)	692
Net income	$471	768	88	171	(148)	(1)	1,349
Selected Financial Information
Goodwill as of January 1, 2004	$188	234	99	217	-	-	738
Goodwill recognized	185	78	4	-	-	-	267
Goodwill adjustment	1	-	-	-	-	-	1
Divestiture	-	-	-	(26)	-	-	(26)
Goodwill as of September 30, 2004	$374	312	103	191	-	-	980
Average assets	$24,949	54,434	2,244	614	12,416	(558)	94,099

Nine months ended September 30, 2003:
Net interest income (b)	$774	1,332	94	10	13	(23)	2,200
Provision for credit losses	126	149	7	5	21	(2)	306
Net interest income after provision for credit losses	648	1,183	87	5	(8)	(21)	1,894
Noninterest income	323	897	261	367	44	(9)	1,883
Noninterest expense	414	950	264	274	9	(19)	1,892
Income from continuing operations before cumulative effect	557	1,130	84	98	27	(11)	1,885
Applicable income taxes (c)	169	384	29	34	22	(4)	634
Minority interest, net	-	-	-	-	(20)	-	(20)
Income from discontinued operations, net	3	-	-	-	-	-	3
Cumulative effect, net	-	(11)	-	-	-	-	(11)
Net income	$391	735	55	64	(15)	(7)	1,223
Selected Financial Information
Goodwill as of January 1, 2003	$188	234	101	217	-	-	740
Goodwill adjustment	-	-	(2)	-	-	-	(2)
Goodwill as of September 30, 2003	$188	234	99	217	-	-	738
Average assets	$22,277	54,407	1,862	593	8,159	(874)	86,424
(a)	In acquisitions accounted for under the purchase method, management “pools” historical segment results to improve comparability with the current period. The results of Franklin have been included in the segments and are eliminated in the Acquisitions column.
(b)	Net interest income is fully taxable equivalent and is presented on a funds transfer price basis for the lines of business.
(c)	Applicable income taxes includes income tax provision and taxable equivalent adjustment reversal of $27 million and $30 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2004 – July 31, 2004	407,215	$50.36	400,000	39,585,112
August 1, 2004 – August 31, 2004	1,521	$49.39	—	39,585,112
September 1, 2004 – September 30, 2004	8,130	$49.32	—	39,585,112
Total	416,866	$50.34	400,000	39,585,112
(a)	The Registrant purchased 7,215, 1,521 and 8,130 shares of its common stock during July, August and September 2004, respectively, in connection with various employee compensation and incentive plans of the Registrant. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.
(b)	On June 15, 2004, the Registrant announced that its Board of Directors had authorized management to purchase up to 40 million shares of the Registrant’s common stock through the open market or any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Exhibits (Item 6)

(a)	List of Exhibits

(3	)(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3	)(ii)	Code of Regulations, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

(31	)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31	)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32	)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32	)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp Registrant

Date: November 5, 2004	/s/ R. Mark Graf
R. Mark Graf Senior Vice President and Chief Financial Officer