Form 10-K
period 2004-12-31
FIFTH THIRD BANCORP
filed 2005-03-01
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The Aggregate Market Value of the Voting Stock held by non-affiliates of the Registrant was $25,776,059,754 as of June 30, 2004.

There were 553,283,714 shares of the Registrant’s Common Stock, without par value, outstanding as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

2004 Annual Report to Shareholders:	Parts I, II and IV
Proxy Statement for 2005 Annual Meeting of Shareholders:	Parts III and IV

FIFTH THIRD BANCORP

2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined with acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) changes and trends in the securities markets; (7) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (8) difficulties in combining the operations of acquired entities and (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

ORGANIZATION

Fifth Third Bancorp (the “Registrant”) is an Ohio corporation organized in 1975 and is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”). The Registrant, with its principal office located in Cincinnati, is a bank holding company as defined in the BHCA and is registered as such with the FRB. At December 31, 2004, the Registrant’s wholly-owned second tier holding company, Fifth Third Financial Corporation, had eight wholly-owned direct subsidiaries: Fifth Third Bank; Fifth Third Bank (Michigan); Fifth Third Bank National Association (“Fifth Third Bank, N.A.”); Fifth Third Community Development Corporation; Fifth Third Investment Company; Old Kent Capital Trust I, Franklin Capital Trust I and Fifth Third Reinsurance Company, LTD.

At December 31, 2004, the Registrant, its affiliated banks and other subsidiaries had consolidated total assets of approximately $94.5 billion, consolidated total deposits of approximately $58.2 billion and consolidated total shareholders’ equity of approximately $8.9 billion.

The Registrant, through its subsidiaries, engages primarily in commercial and retail banking, electronic payment processing services and investment advisory services. Direct subsidiaries of the Registrant’s subsidiary banks include: The Fifth Third Company; Fifth Third Leasing Company; Fifth Third International Company; Fifth Third Holdings, LLC; Fifth Third Securities, Inc.; Fifth Third Real Estate Capital Markets Company; Fifth Third Mortgage Company; Fifth Third Mortgage Insurance Reinsurance Company; Fifth Third Insurance Agency, Inc.; Old Kent Investment Corporation; Home Equity of America, Inc.; Fifth Third Asset Management, Inc.; Old Kent Mortgage Services, Inc. and GNB Management, LLC. Refer to Exhibit 21 attached to this document for a list of all the subsidiaries of the Registrant. The Registrant’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leasing. Each of the banking subsidiaries has deposit insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) through the Bank Insurance Fund (“BIF”) and/or the Savings Association Insurance Fund (“SAIF”).

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

Additional information regarding the Registrant’s businesses is included in the Management Editorial (page 7) in the Registrant’s 2004 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

PART I

ITEM 1.	BUSINESS (Continued)

ACQUISITIONS

The Registrant has completed a number of mergers and acquisitions over the years involving financial institutions throughout Ohio, Indiana, Kentucky, Michigan, Wisconsin, and Florida. On June 11, 2004, the Registrant completed the acquisition of Franklin Financial Corporation (“Franklin Financial”) and its subsidiary, Franklin National Bank, headquartered in Franklin, Tennessee. Under the terms of the transaction, each share of Franklin Financial common stock was exchanged for .5933 shares of the Registrant’s common stock, resulting in the issuance of 5.1 million shares of common stock. The common stock issued to effect the transaction was valued at $55.52 per common share for a total transaction value, including fair value of employee stock awards, of $317 million.

On August 2, 2004, the Registrant and First National Bankshares of Florida, Inc. (“First National”) announced the signing of a definitive agreement in which the Registrant would acquire First National and its subsidiaries, headquartered in Naples, Florida. As of December 31, 2004, First National has approximately $5.6 billion in total assets, $3.8 billion in total deposits and 77 full-service banking centers located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The acquisition, which closed on January 1, 2005, provided First National’s shareholders with .5065 shares of the Registrant’s common stock for each share of First National common stock. Based on the price of the Registrant’s common shares at the close of business on December 31, 2004, the transaction is valued at $23.96 per share of First National common stock. The total transaction value, including the fair value of employee stock awards, is approximately $1.5 billion.

See “Business – Regulation and Supervision – The Registrant – The BCHA – Acquisitions and Permissible Activities on page 5 for a discussion of regulatory restrictions on acquisitions.

The Registrant’s strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings while taking into account the integration and other risks of growth. The Registrant evaluates strategic acquisition opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value and current market price, and therefore, some dilution of book value and net income per share may occur with any future transactions.

Additional information, with respect to acquisitions, is included in Note 26 (page 62) of the Notes to Consolidated Financial Statements in the Registrant’s 2004 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

COMPETITION

There are hundreds of commercial banks, savings and loans and other financial service providers in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania, Missouri and nationally that provide strong competition to the Registrant’s banking subsidiaries. The Registrant competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to the challenge of attracting and retaining customers for traditional banking services, the Registrant’s competitors now include securities dealers, brokers, mortgage bankers, investment advisors and insurance companies. The Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, has changed the competitive environment in which the Registrant conducts business. See “Regulation and Supervision” below. These competitors with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue. The Registrant’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on the Registrant’s ability over time to expand its scope of available financial services as needed to meet the needs and demands of its customers. With respect to electronic payment processing services, Fifth Third Processing Solutions, the Registrant’s electronic payment processing division, competes with other national electronic fund transfer (“EFT”) and merchant processing service providers.

REGULATION AND SUPERVISION

In addition to the generally applicable state and federal laws governing businesses and employers, the Registrant and its subsidiary banks are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Registrant and its subsidiary banks are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws are the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Registrant. In addition, the supervision, regulation and examination of the Registrant and its subsidiaries by the bank regulatory agencies is not

PART I

ITEM 1.	BUSINESS (Continued)

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

The BHCA – Acquisitions and Permissible Activities. The BHCA requires the prior approval of the FRB, for a bank holding company to acquire substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or increasing any such non-majority ownership or control of any bank, bank holding company or savings association, or merging or consolidating with any bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate bank holding company and bank mergers and to a lesser extent, interstate branching.

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

The GLBA, which was enacted on November 12, 1999, permits a qualifying bank holding company to become a FHC and thereby to engage directly or indirectly in a broader range of activities than had previously been permitted for a bank holding company under the BHCA. Permitted activities include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A bank holding company may elect to become a FHC if each of its subsidiary banks is “well capitalized” (as discussed on pages 7 - 8 under “The Subsidiary Banks”) is “well managed” and has at least a “Satisfactory” rating under the Federal Community Reinvestment Act (“CRA”). In 2000, the Registrant elected and qualified for FHC status under the GLBA.

The Registrant has three subsidiary banks, Fifth Third Bank, Fifth Third Bank (Michigan) and Fifth Third Bank, N.A. (the “Subsidiary Banks”). Fifth Third Bank and Fifth Third Bank (Michigan) are state-chartered banks subject primarily to federal regulation from the FRB and the Federal Deposit Insurance Corporation (“FDIC”) and, in addition, are regulated and examined by their respective state banking departments. Fifth Third Bank, N.A. is a national bank and is subject to regulation and examination primarily by the Office of Comptroller of the Currency (“OCC”) and secondarily by the FDIC and FRB.

Subsidiary banks are limited by law and regulations in the scope of permitted activities and investments. Subsidiary state banks and their operating subsidiaries may engage in any activities that are determined by the appropriate state banking regulator to be part of or incidental to the business of banking. In addition, the GLBA permits a state chartered member bank to engage in expanded activities through the formation of a “financial subsidiary.” Fifth Third Bank has filed a notice to control, or acquire an interest in, a financial subsidiary with the FRB and may thus engage through a financial subsidiary in any activity that is financial in nature or incidental to a financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. So as to qualify to establish or acquire, and thereafter maintain, a financial subsidiary, Fifth Third Bank and each of its depository institution affiliates must be “well capitalized” and “well managed,” and may not have a less than “Satisfactory” CRA rating. In addition, the total assets of all financial subsidiaries of a state chartered member bank may not exceed the lesser of $50 billion or 45% of the parent bank’s total assets. A state chartered member bank that is one of the largest 100 insured banks in the United States, such as Fifth Third Bank, must also have issued debt with a certain rating. In addition to calculating its risk-based capital information from its consolidated financial statements, a state chartered member bank with one or more financial subsidiaries must also be “well capitalized” after excluding from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the bank’s consolidated assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

The Registrant is currently in compliance with the Total Risk-Based Capital Ratio, Tier I Capital and the Leverage Ratio requirements. As of December 31, 2004, the Registrant had a Tier I Risk-Based Capital Ratio and a Total Risk-Based Capital Ratio equal to 10.31% and 12.31%, respectively, and a Leverage Ratio equal to 8.89%. U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework for banks, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines for bank holding companies such as the Registrant.

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

Bank Holding Company Dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Registrant depends in part upon dividends received from its subsidiary banks to fund its activities, including the payment of dividends. Each of the Subsidiary Banks is subject to regulatory limitations on the amount of dividends it may declare and pay.

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

The Subsidiary Banks

State-Chartered. The Registrant owns two state banks, Fifth Third Bank and Fifth Third Bank (Michigan), chartered under the laws of Ohio and Michigan, respectively. These banks are subject to extensive state regulation and examination by the appropriate state banking agency in the particular state or states where each bank is chartered, by the FRB, and by the FDIC, which insures the deposits of each of the state banks to the maximum extent permitted by law. The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various state consumer laws and regulations also affect the operations of the state banks.

National. The Registrant’s national subsidiary bank, Fifth Third Bank, N.A. is subject to regulation and examination primarily by the OCC and secondarily by the FRB and the FDIC, which insures the deposits to the maximum extent permitted by law. The federal laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans.

FDIC Insurance Premiums. The Registrant’s Subsidiary Banks pay deposit insurance premiums to the FDIC generally based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels and, at the present time, the ratio is above the minimum level and, accordingly all banks are not required to pay premiums. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to all institutions would have an adverse effect on net earnings.

Capital Requirements. Both the FRB and OCC have promulgated regulations regarding the capital adequacy of the Subsidiary Banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. In addition, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be (i) “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or more, a Tier I Risk-Based Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulation and requirements as mandated by the FDIA.

As of December 31, 2004, each of the Registrant’s Subsidiary Banks was deemed to be a well-capitalized institution for the above purposes. As discussed above, the Subsidiary Banks are required to remain well-capitalized institutions at all times because the Registrant elected to be treated as an FHC. Additional information, with respect to these capital and leverage ratios, is included in Note 27 (pages 62 and 63) of the Notes to Consolidated Financial Statements in the Registrant’s 2004 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

Transactions with Affiliates. Federal law, Sections 23A and 23B of the Federal Reserve Act, restricts transactions between a bank and an affiliated company, including a parent bank holding company. The Subsidiary Banks are subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for

PART I

ITEM 1.	BUSINESS (Continued)

loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliates. The FRB adopted a final rule, which became effective April 1, 2003, to implement comprehensively Sections 23A and 23B of the Federal Reserve Act.

This rule, among numerous other requirements, specifies that derivative transactions are subject to the “substantially equivalent terms” requirements of Section 23B (including use of daily marks and two way collateralization) but generally not to the amount and collateral requirements of Section 23A, except that derivatives in which the bank provides credit protection to a non-affiliate on behalf of an affiliate will be treated as a guarantee for purposes of Section 23A. The rule also requires banks to establish policies and procedures to monitor credit exposure to affiliates. The FRB has stated that it intends to propose future regulations to treat derivatives that are the functional equivalent of a loan to an affiliate as subject to Section 23A. One result of these restrictions is a limitation on the ability of the Subsidiary Banks to fund the Registrant. Generally, each Subsidiary Bank is limited in its extensions of credit to any affiliate to 10% of the Subsidiary Bank’s capital and in its extensions of credit to all affiliates to 20% of the Subsidiary Bank’s capital.

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

Community Reinvestment Act. The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities. Furthermore, the CRA requires the FRB to evaluate the performance of each of the Subsidiary Banks in helping to meet the credit needs of their communities. As a part of the CRA program, the Subsidiary Banks are subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions, or, as discussed above, require divestitures. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. Each of the Subsidiary Banks has a CRA rating of “Satisfactory.” Because the Registrant is an FHC, with limited exceptions, the Registrant may not commence any new financial activities or acquire control of any companies engaged in financial activities in reliance on the GLBA if any of the Subsidiary Banks receives a CRA rating of less than “Satisfactory.”

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

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Subsidiary Banks policies and procedures. The Subsidiary Banks have implemented a privacy policy effective since the GLBA became law, pursuant to which all of its existing and new customers are notified of the privacy policies.

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

PART I

ITEM 1.	BUSINESS (Continued)

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

Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies, such as the Written Agreement. In addition, the FRB may take various other informal actions.

Regulation of Investment Companies. Certain mutual fund and unit investment trust custody and administrative clients are regulated as “investment companies” as that term is defined under the Investment Company Act of 1940, as amended (the “ICA”), and are subject to various examination and reporting requirements.

The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution that may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. As a custodian for a number of investment company clients, these regulations require, among other things, that certain minimum aggregate capital, surplus and undivided profit levels are maintained by the Subsidiary Banks. Additionally, arrangements with clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on the Registrant. Currently, management believes the Registrant is in compliance with all minimum capital and securities depository requirements. Further, the Registrant is not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect its ability to act as custodian to an investment company.

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

Other Securities Laws Issues. The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer” for a “bank.” In February 2003, the SEC extended the temporary exemption from the definition of “dealer” for banks until September 30, 2003 and, in April 2003, it extended the temporary exemption from the definition of “broker” until November 12, 2004 and in June 2004, the SEC further extended the temporary exemption to January 1, 2006. In February 2003, the SEC also issued final rules that, among other matters, adopt amendments to its rule granting an exemption to banks from dealer registration for a de minimis number of riskless principal transactions, and to its rule that defines terms used in the bank exception to dealer registration for asset-backed transactions, and it adopted a new exemption for banks from the definition of broker and dealer under the Exchange Act for certain securities lending transactions. Banks not falling within the specific exemptions provided by the new law may have to register with the SEC as a broker or a dealer or both and become subject to SEC jurisdiction. The Registrant evaluated the activities of its subsidiary banks in light of the revisions to the bank exemption from the definition of dealer as effective September 30, 2003. The Registrant determined that the activities of its subsidiary banks fall within the bank exemption from the definition of dealer as revised and effective September 30, 2003. The Registrant is currently evaluating alternatives to ensure that its subsidiary banks will not be required to register as a broker upon the January 1, 2006 effective date of the revisions to the bank exemption from the definition of broker.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Registrant) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting

PART I

ITEM 1.	BUSINESS (Continued)

oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and the Company’s Independent Registered Public Accounting Firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

Additional Information

Additional information regarding regulatory matters is included in Note 27 (pages 62 and 63) of the Notes to Consolidated Financial Statements in the Registrant’s 2004 Annual Report to Shareholders, and is incorporated herein by reference and attached to this filing as Exhibit 13.

EMPLOYEES

As of December 31, 2004, there were no employees of the Registrant. Subsidiaries of the Registrant employed 21,027 employees – 4,675 were officers and 2,733 were part-time employees. There were 19,659 full-time equivalent employees as of December 31, 2004.

SEGMENT INFORMATION

Information about the Registrant’s business segments is included in Note 29 (pages 63 and 64) of the Notes to the Consolidated Financial Statements in the Registrant’s 2004 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

AVERAGE BALANCE SHEETS

The average balance sheets for each of the last three fiscal years are incorporated herein by reference to Table 4 of Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 19) of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 4 and Table 5 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 18 through 20 of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

INVESTMENT SECURITIES PORTFOLIO

The investment securities portfolio as of December 31 for each of the last five years and the weighted-average maturity and weighted-average yield of investment securities as of December 31, 2004 are incorporated herein by reference to Table 14 and Table 15 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 24 and 25 of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

PART I

ITEM 1.	BUSINESS (Continued)

LOAN AND LEASE PORTFOLIO

The loan and lease portfolio as of December 31 for each of the last five years and maturities and sensitivities of loans and leases to changes in interest rates at December 31, 2004 are incorporated herein by reference to Table 13, Table 25 and Table 26 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on pages 23 and 24 of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

RISK ELEMENTS OF LOAN AND LEASE PORTFOLIO

The risk elements of the loan and lease portfolio, including a summary of credit loss experience, are incorporated herein by reference to Table 18, Table 19, Table 20, Table 21, Table 22 and Table 23 and the related discussions in the Credit Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 26 through 29) of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

DEPOSITS

The types of deposits and maturity distribution of certificates - $100,000 and over at December 31, 2004 is incorporated herein by reference to Tables 16 and 27 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and the related discussion on page 25 of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

An analysis of the average balances and the average rate paid by deposit category for each of the last three years is incorporated herein by reference to Table 4 of Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

RETURN ON EQUITY AND ASSETS

Information about the Registrant’s return on average assets, return on average equity, dividend payout ratio and average equity as a percent of average assets is included in Table 1 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registrant’s 2004 Annual Report to Shareholders and is incorporated herein by reference and attached to this filing as Exhibit 13.

SHORT-TERM BORROWINGS

Short-term borrowings related detail by category as of December 31 for each of the last three years is incorporated herein by reference to Note 10 (page 50) of the Notes to the Consolidated Financial Statements of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

AVAILABILITY OF FINANCIAL INFORMATION

The Registrant files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Registrant’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Registrant’s web site at www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

PART I

ITEM 2.	PROPERTIES

The Registrant’s executive offices and the main office of Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio in a 32-story office tower, a five-story office building with an attached parking garage and a separate ten-story office building known as the Fifth Third Center, the William S. Rowe Building and the 530 Building, respectively. The Registrant’s main operations center is located in Cincinnati, Ohio, in a three-story building with an attached parking garage known as the Madisonville Operations Center. A subsidiary of the Registrant owns 100 percent of these buildings.

At December 31, 2004, the Registrant, through its banking and non-banking subsidiaries, operated 1,011 banking centers, of which 703 were owned and 308 were leased, located throughout in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. The Registrant’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 3.	LEGAL PROCEEDINGS

Legal and regulatory proceedings are incorporated herein by reference to Note 13 (page 52) of the Notes to the Consolidated Financial Statements in the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART I

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Executive Officers of the Registrant as of March 1, 2005 are listed below along with their business experience during the past 5 years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders.

Name and Age	Current Position and Business Experience During the Past 5 Years
George A. Schaefer, Jr., 59	PRESIDENT AND CHIEF EXECUTIVE OFFICER. President and Chief Executive Officer of the Registrant and Fifth Third Bank since 1990.

Neal E. Arnold, 45	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant and Fifth Third Bank since December 1998. Previously, Mr. Arnold was Chief Financial Officer, Treasurer and Senior Vice President of the Registrant and Fifth Third Bank.

Greg D. Carmichael, 43	EXECUTIVE VICE PRESIDENT AND CHIEF INFORMATION OFFICER. Executive Vice President and Chief Information Officer of the Registrant since June 2003. Previously, Mr. Carmichael was the Chief Information Officer of Emerson Electric Company.

David J. DeBrunner, 38	SENIOR VICE PRESIDENT AND CONTROLLER. Senior Vice President and Controller of the Registrant since September 2004 and January 2002, respectively. Previously, Mr. DeBrunner was Vice President of the Registrant and Fifth Third Bank since January 2002 and 1997, respectively.

Diane L. Dewbrey, 40	SENIOR VICE PRESIDENT. Senior Vice President of the Registrant and Fifth Third Bank since January 2002. Previously, Ms. Dewbrey was Senior Vice President of Fifth Third Bank since 1995 and Vice President of Fifth Third Bank since 1992.

R. Mark Graf, 40	SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Senior Vice President of the Registrant since January 2003 and Chief Financial Officer since April 2004. Previously, Mr. Graf was Treasurer of the Registrant since January 2002 and of Fifth Third Bank since July 2001. Mr. Graf joined the Registrant in July 2001 after serving in various management capacities at AmSouth Bancorporation since 1998.

Malcolm D. Griggs, 44	EXECUTIVE VICE PRESIDENT AND CHIEF RISK OFFICER. Executive Vice President and Chief Risk Officer of the Registrant since June 2003. Previously, Mr. Griggs was the Director of Risk Policy for Wachovia Corporation.

Kevin T. Kabat, 48	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since December 2003. President and CEO of Fifth Third Bank (Michigan) since April 2001. Previously, Mr. Kabat was Vice Chairman of Old Kent Financial Corporation and President and CEO of Old Kent Bank.

Ronald D. Marks, 50	SENIOR VICE PRESIDENT AND TREASURER. Senior Vice President of the Registrant since September 2004 and Treasurer since April 2004. Mr. Marks joined the Registrant in September 2003. Previously, Mr. Marks was Senior Vice President and Treasurer of Comerica Incorporated since 1997.

Daniel T. Poston, 46	EXECUTIVE VICE PRESIDENT AND AUDITOR. Executive Vice President of the Registrant since June 2003. Senior Vice President of the Registrant and Fifth Third Bank since January 2002. Auditor of the Registrant and Fifth Third Bank. Mr. Poston joined the Registrant in October 2001. Previously, Mr. Poston was a partner at Arthur Andersen since 1994.

Paul L. Reynolds, 43	EXECUTIVE VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. General Counsel and Secretary of the Registrant since January 2002. Executive Vice President of the Registrant since September 1999. Previously, Senior Vice President of the Registrant and Fifth Third Bank since March 1997. Assistant Secretary of the Registrant since March 1995, General Counsel and Assistant Secretary of Fifth Third Bank since January 1995.

PART I

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Robert A. Sullivan, 50	EXECUTIVE VICE PRESIDENT. Executive Vice President of the Registrant since December 2002. Previously, Mr. Sullivan was President and CEO of Fifth Third Bank (Northwestern Ohio), since March 9, 2001 and President and Chief Operating Officer of Capital Holding, Inc. prior to its acquisition by Fifth Third Bancorp effective March 9, 2001. Mr. Sullivan was Co-Founder, President and Chief Operating Officer of Capital Holding, Inc. since 1989.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to Corporate Information (page 67) and the discussion of dividend limitations that the subsidiaries can pay to the Registrant discussed in Note 27 (pages 62 and 63) of the Notes to the Consolidated Financial Statements in the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13. Additionally, as of December 31, 2004, the Registrant had approximately 53,000 shareholders of record.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2004 - October 31, 2004	5,134	$49.30	—	39,585,112
November 1, 2004 - November 30, 2004	4,133	$49.65	—	39,585,112
December 1, 2004 - December 31, 2004	3,905,826	$47.00	3,900,000	35,685,112

Total	3,915,093	$47.00	3,900,000	35,685,112

(a) The Registrant purchased 5,134, 4,133 and 5,826 shares of its common stock during October, November and December 2004, respectively, in connection with various employee compensation and incentive plans of the Registrant. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

(b) On June 15, 2004, the Registrant announced that its Board of Directors had authorized management to purchase up to 40 million shares of the Registrant’s common stock through the open market or any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon the market conditions. The authorization does not include specific price targets or an expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (page 14) of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 14 through 33) of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the Market Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 29 through 31) of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to pages 35 through 64 of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The information required by this item is incorporated herein by reference to pages 33 and 34 of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to the Executive Officers of the Registrant is included in PART I (pages 13 and 14) under “EXECUTIVE OFFICERS OF THE REGISTRANT.”

The information required by this item concerning Directors is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” (pages 2 through 5) of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by this item concerning Audit Committee expert and Code of Business Conduct and Ethics is incorporated herein by reference under the caption “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” (pages 6 through 7) of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” (page 11) of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the caption “EXECUTIVE COMPENSATION” (pages 7 through 16) and “FINANCIAL PERFORMANCE” (pages 18 through 19) of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS AND EXECUTIVE COMPENSATION” (pages 2 through 5 and page 10) of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is incorporated herein by reference to Note 18 of the Notes to the Consolidated Financial Statements (pages 55 through 56) of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the caption “CERTAIN TRANSACTIONS” (page 18) of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” (page 18) of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents Filed as Part of the Report

1. Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	*

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	*

Consolidated Balance Sheets as of December 31, 2004 and 2003	*

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	*

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	*

Notes to Consolidated Financial Statements	*

*	Incorporated by reference to pages 35 through 64 of the Registrant’s 2004 Annual Report to Shareholders attached to this filing as Exhibit 13.

2. Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit No.

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

3.2	Code of Regulations of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

4(a)	Junior Subordinated Indenture, dated as of March 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company, as Debenture Trustee. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(b)	Certificate Representing the 8.136% Junior Subordinated Deferrable Interest Debentures, Series A, of Fifth Third Bancorp. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(c)	Amended and Restated Trust Agreement, dated as of March 20, 1997 of Fifth Third Capital Trust II, among Fifth Third Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees name therein. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(d)	Certificate Representing the 8.136% Capital Securities, Series A, of Fifth Third Capital Trust I. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(e)	Guarantee Agreement, dated as of March 20, 1997 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(f)	Agreement as to Expense and Liabilities, dated as of March 20, 1997 between Fifth Third Bancorp, as the holder of the Common Securities of Fifth Third Capital Trust I and Fifth Third Capital Trust II. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on March 26, 1997, a Form 8-K Current Report.

4(g)	Old Kent Capital Trust I Floating Rate Subordinated Capital Income Securities. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

4(h)	Form of Fifth Third Bancorp, as successor to Old Kent Financial Corporation, Floating Rate Junior Subordinated Debentures Due 2027. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

4(i)	Indenture, dated as of January 31, 1997 between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form 8-K filed on March 5, 1997.

4(j)	Guarantee Agreement, dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form 8-K filed on March 4, 1998.

4(k)	Amended and Restated Declaration of Trust dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form 8-K filed on March 5, 1997.

4(l)	Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, defining the rights of the 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on May 22, 2003, a Form 8-K Current Report.

4(m)	Global security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on May 22, 2003, a Form 8-K Current Report.

10(a)	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Registrant’s Form 10-K filed for fiscal year ended December 31, 1985. *

10(b)	Fifth Third Bancorp 1990 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-34075. *

10(c)	Fifth Third Bancorp 1987 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-8, Registration No. 33-13252. *

10(d)	Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission on November 18, 1992, a Form 8-K Current Report dated November 16, 1992 and as Exhibit 4.1 to a Registration Statement on Form S-3, Registration No. 33-54134.

10(e)	Fifth Third Bancorp Master Profit Sharing Plan, as Amended. *

10(f)	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 19, 2004. *

10(g)	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Registrant’s Form 10-K filed for the fiscal year ended December 31, 2003. *

10(h)	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan, as Amended. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. *

10(i)	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001. *

10(j)	CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; and Indiana Federal Corporation 1986 Stock Option and Incentive Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Form 10-K, as amended, for the fiscal year ended December 31, 1998. *

10(k)	Fifth Third Direct. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-3, Registration No. 333-41164. *

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

10(l)	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001. *

10(m)	Old Kent Executive Stock Option Plan of 1986, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10(n)	Old Kent Stock Option Incentive Plan of 1992, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1995; Exhibit 10.20 to Form 8-K filed on March 5, 1997; Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10(o)	Old Kent Executive Stock Incentive Plan of 1997, as Amended. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997. *

10(p)	Old Kent Stock Incentive Plan of 1999. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999. *

10(q)	Schedule of Director Compensation Arrangements. *

10(r)	Schedule of Executive Officer Compensation Arrangements. *

10(s)	Notice of Grant of Performance Units and Award Agreement. *

10(t)	Notice of Grant of Restricted Stock and Award Agreement (for Executive Officers). *

10(u)	Notice of Grant of Stock Appreciation Rights and Award Agreement. *

10(v)	Notice of Grant of Restricted Stock and Award Agreement (for Directors). *

10(w)	Franklin Financial Corporation 1990 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Form 10-K for the year ended December 31, 1989. *

10(x)	Franklin Financial Corporation 2000 Incentive Stock Option Plan. . Incorporated by reference to Franklin Financial Corporation’s Registration Statement on Form S-8, Registration No. 333-52928. *

10(y)	Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to First National Bankshares of Florida, Inc.’s Form 10-K for the year ended December 31, 2003. *

10(z)	Southern Community Bancorp Equity Incentive Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *

10(aa)	Southern Community Bancorp Director Statutory Stock Option Plan. . Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *

10(bb)	Peninsula Bank of Central Florida Key Employee Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Form 10-K for the year ended December 31, 2003. *

10(cc)	Peninsula Bank of Central Florida Director Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Form 10-K for the year ended December 31, 2003. *

10(dd)	First Bradenton Bank Amended and Restated Stock Option Plan. *

12(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12(b)	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

13	Fifth Third Bancorp 2004 Annual Report to Shareholders.

14	Code of Ethics. Incorporated by reference to Exhibit 14 of the Registrant’s filing with the Securities and Exchange Commission on December 22, 2004, a Form 8-K Current Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

21	Fifth Third Bancorp Subsidiaries, as of December 31, 2004.

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31 (i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31 (ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32 (i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32 (ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP (Registrant)

/S/ GEORGE A. SCHAEFER, JR.	March 1, 2005
George A. Schaefer, Jr. President and CEO (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

/S/ GEORGE A. SCHAEFER, JR.	/S/ R. MARK GRAF	/S/ DAVID J. DEBRUNNER
George A. Schaefer, Jr. Director, President, and CEO (Principal Executive Officer)	R. Mark Graf Senior Vice President and CFO (Principal Financial Officer)	David J. DeBrunner Senior Vice President and Controller (Principal Accounting Officer)

/S/ DARRYL F. ALLEN	/S/ JOHN F. BARRETT	/s/ JAMES P. HACKETT
Darryl F. Allen Director	John F. Barrett Director	James P. Hackett Director

/S/ JOAN R. HERSCHEDE	/S/ ALLEN M. HILL	/S/ ROBERT L. KOCH II
Joan R. Herschede Director	Allen M. Hill Director	Robert L. Koch II Director

/S/ MITCHEL D. LIVINGSTON, PH.D.		/s/ HENDRIK G. MEIJER
Mitchel D. Livingston, Ph.D. Director	Kenneth W. Lowe Director	Hendrik G. Meijer Director

/s/ ROBERT B. MORGAN	/s/ JAMES E. ROGERS	/S/ JOHN J. SCHIFF, JR.
Robert B. Morgan Director	James E. Rogers Director	John J. Schiff, Jr. Director

/S/ DUDLEY S. TAFT
Dudley S. Taft Director	Thomas W. Traylor Director