Form 10-Q
period 2005-03-31
FIFTH THIRD BANCORP
filed 2005-05-05
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes  X        No

There were 555,028,260 shares of the Registrant’s Common Stock, without par value, outstanding as of April 30, 2005.

FIFTH THIRD BANCORP

This report may contain forward-looking statements about the Registrant and/or the company as combined with acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Registrant and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Registrant, one or more acquired entities and/or the combined company do business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) changes and trends in the securities markets; (7) legislative or regulatory changes or actions, or significant litigation, adversely affect the Registrant, one or more acquired entities and/or the combined company or the businesses in which the Registrant, one or more acquired entities and/or the combined company are engaged; (8) difficulties in combining the operations of acquired entities and (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity. The Registrant undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s (“the Registrant” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing.

TABLE 1: Selected Financial Data

For the three months ended March 31 ($ in millions, except per share data)	2005	2004	Percent Change
Income Statement Data
Net interest income (a)	$759	759	-
Noninterest income	607	626	(3)
Total revenue (a)	1,366	1,385	(1)
Provision for loan and lease losses	67	87	(23)
Noninterest expense	705	648	9
Net income	405	430	(6)
Common Share Data
Earnings per share	$.73	.76	(4)
Earnings per diluted share	.72	.75	(4)
Cash dividends per common share	.35	.32	9
Book value per share	16.04	15.77	2
Dividend payout ratio	48.6%	42.7	14
Financial Ratios
Return on average assets	1.62%	1.88	(14)
Return on average shareholders’ equity	18.0	19.7	(9)
Average equity as a percent of average assets	9.02	9.55	(6)
Net interest margin (a)	3.38	3.60	(6)
Efficiency (a)	51.6	46.8	10
Credit Quality
Total net losses charged-off	$63	71	(11)
Net losses charged-off as a percent of average loans and leases	.40%	.54	(26)
Allowance for loan and lease losses as a percent of loans and leases	1.11	1.32	(16)
Allowance for credit losses as a percent of loans and leases (b)	1.21	1.45	(17)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.53	.57	(7)
Underperforming assets as a percent of loans, leases and other assets, including other real estate owned	.73	.82	(11)
Average Balances
Loans and leases, including held for sale	$65,076	54,688	19
Investment securities and other short-term investments	26,119	30,080	(13)
Total assets	101,008	91,943	10
Demand deposits	13,484	11,402	18
Interest-bearing deposits	49,763	43,923	13
Short-term borrowings	9,878	14,529	(32)
Long-term debt	15,604	10,294	52
Shareholders’ equity	9,108	8,779	4
Regulatory Capital Ratios
Tier 1 capital	8.40%	10.96	(23)
Total risk-based capital	10.78	13.22	(18)
Tier 1 leverage	7.62	9.23	(17)
(a)	Amounts presented on a fully taxable equivalent basis.
(b)	The reserve for credit losses is the sum of the reserve for loan and lease losses and the reserve for unfunded commitments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

This overview of management’s discussion and analysis highlights selected information in the financial results of the Registrant and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Registrant’s financial condition and results of operations.

The Registrant is a diversified financial services company headquartered in Cincinnati, Ohio. The Registrant has $102.7 billion in assets, operates 17 affiliates with 1,092 full-service Banking Centers including 130 Bank Mart® locations open seven days a week inside select grocery stores and 1,988 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. The financial strength of the Registrant’s largest banks, Fifth Third Bank and Fifth Third Bank (Michigan), continues to be recognized by rating agencies with deposit ratings of AA- and Aa1 from Standard & Poor’s and Moody’s, respectively. Additionally, the Registrant is recognized by Moody’s with one of the highest senior debt ratings for any U.S. bank holding company of Aa2. The Registrant operates four main businesses: Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions.

The Registrant’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended March 31, 2005, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 56% and 44% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Registrant. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to strong financial performance and capital strength of the Registrant.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Registrant earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Registrant to interest rate risk and potential adverse changes in net interest income. The Registrant manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Registrant enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks.

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

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Registrant that are not taxable for federal income tax purposes. The Registrant believes this to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Registrant completed its acquisition of Franklin Financial Corporation (“Franklin Financial”) in June of 2004 and has expanded its presence in the Nashville market. As of March 31, 2005, the Registrant has 17 banking centers within this market. In August of 2004, the Registrant announced an agreement to acquire First National Bankshares of Florida, Inc., (“First National”) a bank holding company with $5.6 billion in assets located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The acquisition was closed on January 1, 2005 and as previously announced the Registrant completed its conversion activity associated with this acquisition in the first quarter. As a result of this transaction the Registrant’s Florida affiliate has 85 full-service locations.

The Registrant’s net income was $405 million in the first quarter of 2005, a six percent decrease compared to $430 million for the same period last year. Earnings per diluted share were $.72 for the first quarter, a four percent decrease from $.75 for the same period last year. The Registrant’s quarterly dividend increased to $.35 per common share from $.32, an increase of nine percent on a year-over-year basis.

Net interest income was flat compared to the same period last year. The net interest margin increased from 3.35% in the fourth quarter of 2004 to 3.38% in the first quarter of 2005 primarily due to the balance sheet repositioning activities undertaken at the end of 2004. Noninterest income declined three percent primarily due to the decline in operating lease income and fewer gains on sales of securities. Noninterest expense increased nine percent versus the same period last year, primarily due to continued investment in additional salespeople, de-novo banking center expansions and the acquisition of First National.

The Registrant continues to invest in the geographic areas within its footprint that offer the best growth prospects as it believes this is the most cost efficient method of expansion within its largest affiliate markets. Additionally, the Registrant opened its first banking center in Pittsburgh during the first quarter of 2005. The Registrant opened 17 new banking centers that did not involve the relocation or consolidation of existing facilities during the first three months of 2005 and plans to continue adding banking centers in key markets throughout 2005 at levels similar to the 76 added in 2004.

Credit quality metrics improved in the first quarter of 2005 compared to the same period last year and are stable compared to the fourth quarter of 2004. Net charge-offs as a percent of average loans and leases declined to .40% in the first quarter of 2005 from .44% in the fourth quarter of 2004 and ..54% in the first quarter of 2004. Nonperforming assets as a percent of loans and leases at March 31, 2005 were .53% compared to .51% at December 31, 2004 and .57% at March 31, 2004.

The Registrant’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of March 31, 2005, the Tier 1 capital ratio was 8.40% and the total risk-based capital ratio was 10.78%. The Registrant’s capital strength and financial stability have enabled the Registrant to maintain a Moody’s credit rating that is equaled or surpassed by only four other U.S. bank holding companies.

Recent Accounting Standards

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the new accounting policies adopted by the Registrant during 2005 and 2004 and the expected impact of accounting policies issued but not yet required to be adopted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

Allowance for Loan and Lease Losses

The Registrant maintains an allowance to absorb probable loan and lease losses inherent in the portfolio. The allowance is maintained at a level the Registrant considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan and lease losses are based on the Registrant’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of the allowance, the Registrant estimates losses using a range derived from “base” and “conservative” estimates. The Registrant’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. The review of individual loans includes those loans that are impaired as provided in Statements of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. The Registrant utilizes two risk grading systems for commercial loans and leases. The current risk grading system utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk grading system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default analyses are not separated in the ten grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk.

Homogenous loans, such as consumer installment, residential mortgage loans and automobile leases are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

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

An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loans acquired by the Registrant through a purchased business combination are evaluated for possible credit impairment. Reduction to the carrying value of the acquired loans as a result of credit impairment is recorded as an adjustment to goodwill. The Registrant does not carry over the acquired company’s allowance for loan and lease losses nor does the Registrant add to its existing allowance for the acquired loans.

The Registrant’s primary market areas for lending are Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Registrant’s customers.

In the current year the Registrant has not substantively changed any aspect to its overall approach in the determination of allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.

Based on the procedures discussed above, the Registrant is of the opinion that the allowance of $717 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at March 31, 2005.

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has both the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and noninterest income in the Condensed Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Registrant’s intent and ability to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income. At March 31, 2005, 94% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Registrant believes the price movements in these securities are dependent upon the movement in market interest rates particularly given the negligible inherent credit risk for these securities. The Registrant also maintains its intent and ability to hold these securities.

Valuation of Servicing Rights

When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain servicing rights. Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life of the loans, the discount rate, the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Registrant monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on the financial asset type and interest rates. In addition, the Registrant obtains an independent third-party valuation of the mortgage servicing rights (“MSR”) portfolio on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

At March 31, 2005, the change in the fair value of MSRs due to an immediate 10% and 20% adverse change in the current prepayment assumptions would be a decrease of approximately $17 million and $32 million, respectively, and due to an immediate 10% and 20% favorable change in the current prepayment assumption would be an increase of approximately $18 million and $38 million, respectively. The change in the fair value of the MSR portfolio at March 31, 2005, due to an immediate 10% and 20% adverse change in the discount rate assumptions would be a decrease of approximately $13 million and $24 million, respectively, and due to an immediate 10% and 20% favorable change in the discount rate assumption would be an increase of approximately $13 million and $27 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Statements of Income Analysis

Net Interest Income

Compared to the first quarter of 2004, net interest income on a fully taxable basis was essentially flat as the eight percent growth in average earning assets was mitigated by a 22 basis point (“bp”) decline in the net interest margin. The net interest margin was negatively impacted by the $1.6 billion repurchase of common stock, the growth in loans relative to the growth in core deposits and the corresponding increase in wholesale funding, the change in mix within core deposits, the impact of repricing timing in a rising rate environment on interest-bearing assets and liabilities and the continued flattening of the interest rate yield curve.

The growth in average loans and leases of $10.4 billion from the first quarter of 2004 to the first quarter of 2005 outpaced the $8.2 billion growth in core deposits in the same period resulting in additional higher cost wholesale funding. In the first quarter of 2005, the cost of wholesale funding averaged 2.77% compared to the cost of interest-bearing core deposits of 1.62%. Within interest-bearing core deposits, money market and other time deposit balances combined to represent 30% of the total in the first quarter of 2005 compared to 25% in the first quarter of 2004. Money market and other time deposit balances generally receive a higher rate of interest than on interest checking and savings balances. The combined rate paid on money market and other time deposit balances was 2.50% in the first quarter of 2005 compared to the combined rate of 1.24% on interest checking and savings balances. Net interest rate spread declined 32 bp from 3.33% in the first quarter of 2004 to 3.01% in the first quarter of 2005 due largely to the impact of the changing funding mix highlighted above and the continued flattening of the interest rate yield curve. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 307 bp in the first quarter of 2004 to 213 bp in the fourth quarter of 2004 to 171 bp in the first quarter of 2005 illustrating the relative pressure between shorter-term and longer-term funding costs and general security portfolio re-investment opportunities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite the unfavorable year-over-year comparisons above, net interest margin and net interest spread expanded 3 bp and 2 bp, respectively, in the first quarter of 2005 from the fourth quarter of 2004, the first sequential expansion in four quarters, primarily due to the balance sheet initiatives undertaken in the fourth quarter of 2004 to reduce risks associated with increasing interest rates. These balance sheet initiatives included: (i) the sale of approximately $6.4 billion in the available-for-sale securities portfolio with a weighted-average coupon of 3.2%; (ii) the early retirement of approximately $2.8 billion of long-term debt with a weighted-average coupon of 5.4%; (iii) the termination of $2.8 billion in notional of receive-fixed/pay-variable interest rate swaps; and (iv) reductions in certain other wholesale borrowings.

Interest income (FTE) from loans and leases increased $198 million or 29% compared to the first quarter of 2004. The increase resulted from the growth in average loans and leases of $10.4 billion or 19% for the first quarter of 2005 over the comparable period in 2004 as well as an increase in average rates. The increase in average loans and leases included growth in commercial loans and leases of $6.8 billion or 24% compared to the first quarter of 2004 with the Registrant experiencing double-digit growth in average commercial loans in nearly all affiliate markets, with 20% or greater growth in Indianapolis, Chicago and Florida. Excluding the impact of the Franklin Financial acquisition completed in the second quarter of 2004 and the First National acquisition completed in the first quarter of 2005, average commercial loans and leases increased by 13%; comparisons being provided to supplement an understanding of fundamental trends. The Registrant continues to benefit from increased credit line usage from existing commercial customers as well as success in gaining new customers within its footprint. Average consumer loans and leases increased by $3.6 billion or 14% compared to the first quarter of 2004. Excluding the impact of the Franklin Financial and First National acquisitions as well as the $750 million auto loan securitization that occurred in the second quarter of 2004, average consumer loans increased by 12%; comparisons being provided to supplement an understanding of fundamental trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Components of Average Loans and Leases

For the three months ended ($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Commercial loans and leases:
Commercial	$18,073	15,565	14,266
Mortgage	8,385	7,617	7,034
Construction	4,870	4,247	3,414
Leases	3,393	3,333	3,241
Total commercial loans and leases, including held for sale	34,721	30,762	27,955
Consumer loans and leases:
Installment	18,661	17,995	17,572
Mortgage and construction	8,885	7,724	5,986
Credit card	830	827	758
Leases	1,979	2,132	2,417
Total consumer loans and leases, including held for sale	30,355	28,678	26,733
Total loans and leases, including held for sale	$65,076	59,440	54,688
Total loans and leases, excluding held for sale	$64,269	58,714	52,927

The decrease in interest income (FTE) from average investment securities and short-term investments of $44 million or 13% during the first quarter of 2005 compared to the same period in 2004 was due to the reduction of the investment securities portfolio as a result of the balance sheet initiatives previously discussed. The Registrant has continued to migrate the investment portfolio to be more heavily weighted in adjustable-rate and shorter-term securities in connection with its efforts to reduce liability sensitivity. This has contributed to the relatively flat yield from the taxable securities portfolio compared to the first quarter of 2004.

The interest on core deposits increased $74 million or 80% in first quarter of 2005 over the comparable period in 2004 due to increases in short-term interest rates and increasing average balances. Average core deposits increased $8.2 billion or 17% compared to the first quarter of 2004. Excluding the impact from both Franklin Financial and First National, average core deposits increased $4.5 billion or 9% over the same period as last year; comparisons being provided to supplement an understanding of fundamental trends. The growth in noninterest-bearing funds and other core deposits is a critical component in the growth of net interest income. A key focus of the Registrant continues to be growing its transaction deposit products such as checking, savings and money market accounts in order to reduce its reliance on other sources to fund the expected growth in the balance sheet.

The interest on wholesale funding, long-term debt and short term bank notes increased by $80 million or 54% in the first quarter over the comparable period in 2004 due to the increase in the average balances of long-term debt coupled with increases in short-term rates. Average wholesale funding decreased $5.2 billion, or 23% while average long-term debt increased $5.3 billion or 52% in the first quarter of 2005 over the comparable period in 2004. Average short-term bank notes increased $275 million or 55% compared to the first quarter of 2004. Consistent with previous quarters, the Registrant has increased long-term debt to fund the growth in the balance sheet and to reduce its reliance on short-term wholesale funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended March 31	2005			2004			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b)	$65,076	$870	5.42%	$54,688	$672	4.94%	$135	63	198
Securities:
Taxable	24,935	267	4.34	28,854	308	4.30	(41)	-	(41)
Exempt from income taxes (b)	856	15	7.36	995	18	7.27	(3)	-	(3)
Other short-term investments	328	1	1.56	231	1.90		-	-	-
Total interest-earning assets	91,195	1,153	5.13	84,768	999	4.74	91	63	154
Cash and due from banks	2,619			2,046
Other assets	7,908			5,828
Allowance for loan and lease losses	(714)			(699)
Total assets	$101,008			$91,943
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest checking	$19,972	$63	1.27%	$19,552	$37.75%		$2	24	26
Savings	9,339	27	1.15	7,294	9.49		3	15	18
Money market	4,786	25	2.14	3,149	7.85		5	13	18
Other time deposits	7,787	52	2.72	5,780	40	2.82	14	(2)	12
Certificates—$100,000 and over	3,539	25	2.92	2,213	9	1.63	7	9	16
Foreign office deposits	4,340	27	2.48	5,935	15	1.01	(5)	17	12
Federal funds purchased	4,170	25	2.41	7,192	18	1.00	(10)	17	7
Short-term bank notes	775	5	2.53	500	1	1.01	1	3	4
Other short-term borrowings	4,933	27	2.18	6,837	16.92		(5)	16	11
Long-term debt	15,604	118	3.10	10,294	88	3.48	42	(12)	30
Total interest-bearing liabilities	75,245	394	2.12	68,746	240	1.41	54	100	154
Demand deposits	13,484			11,402
Other liabilities	3,171			3,016
Total liabilities	91,900			83,164
Shareholders’ equity	9,108			8,779
Total liabilities and shareholders’ equity	$101,008			$91,943
Net interest income margin		$759	3.38%		$759	3.60%	$37	(37)	-
Net interest rate spread			3.01%			3.33%
Interest-bearing liabilities to interest-earning assets			82.51%			81.10%
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $8 million and $9 million for the three months ended March 31, 2005 and 2004, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan and Lease Losses

The Registrant provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on factors discussed in Critical Accounting Policies. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Registrant. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current charge-offs less recoveries in the current period on previously charged off assets.

The provision for loan and lease losses was $67 million in the first quarter of 2005 compared to $87 million in the same period last year. The decrease from the first quarter last year is due to the reduction in net charge-offs as a percentage of average loans and leases to .40% from .54% at the end of the first quarter of 2004. Net charge-offs decreased 12% to $63 million in the first quarter of 2005 compared to $71 million in the same period of 2004. The allowance for loan and lease losses as a percent of loans and leases declined to 1.11% from 1.32% at March 31, 2004. A portion of the decline in the allowance percentage is due to the acquisitions of Franklin Financial and First National and their respective loan portfolios being recorded at fair value and not carrying over their previously existing allowance. In addition, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (“OREO”) declined to .53%, compared to .57% at March 31, 2004. Credit quality metrics and trends have continued to improve for the Registrant as the economy has shown improvement. Refer to the “Credit Risk Management” section for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors considered by the Registrant in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended March 31, 2005 noninterest income decreased by three percent on a year-over-year basis.

TABLE 4: Noninterest Income

For the three months ended March 31 ($ in millions)	2005	2004	Percent Change
Electronic payment processing revenue	$168	148	13%
Service charges on deposits	121	123	(1)
Mortgage banking net revenue	41	44	(6)
Investment advisory revenue	90	93	(4)
Operating lease revenue Other noninterest income	20 153	52 141	(60 8)
Securities gains, net	14	25	(44)
Total noninterest income	$607	626	(3)%

Electronic payment processing revenue increased $20 million, or 13%, in the first quarter of 2005 compared to the same period last year. The sale of certain small merchant processing contracts in the second and third quarters of 2004 impact comparisons to prior periods. Excluding the $25 million revenue impact of sold contracts in the first quarter of 2004, revenues increased 36% over the same period last year; comparisons being provided to supplement an understanding of the fundamental revenue trends. The Registrant continues to realize strong sales momentum from the addition of new customer relationships, particularly in its merchant services and EFT businesses and good results in the level of retail sales activity. Compared to the same period in 2004, EFT revenue increased 23% and merchant processing revenue increased four percent. Excluding the revenue impact of sold contracts in the first quarter of 2004, merchant processing revenue increased 55%. The Registrant handles electronic processing for approximately 129,000 merchant locations and 1,400 financial institutions worldwide.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Service charges on deposits decreased one percent in the first quarter of 2005 compared to the same period last year. Both commercial and consumer service charges were essentially unchanged. Despite growth in the number of relationships and overall activity, commercial service charges were negatively impacted compared to the first quarter last year by the increased value of compensating balances in a higher interest rate environment. In respect to consumer service charges, the Registrant is currently evaluating and testing in certain markets fee level strategies and the corresponding impact on account retention. Growth in the number of retail checking account relationships and deposits continues to be a primary focus for the Registrant.

Mortgage banking net revenue declined to $41 million in the first quarter of 2005 from $44 million in the same period last year as a result of continued rising interest rates that has slowed residential mortgage refinancing activity. Mortgage originations were $1.9 billion in the first quarter of 2005 compared to $2.0 billion in the first quarter of 2004. The components of mortgage banking net revenue for the three months ended March 31, 2005 and 2004 are as follows:

TABLE 5: Components of Mortgage Banking Net Revenue

For the three months ended March 31 ($ in millions)	2005	2004
Mortgage banking fees and loan sales	$47	61
Net valuation adjustments and amortization on mortgage servicing rights	4	18
Net losses and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	(10)	(35)
Mortgage banking net revenue	$41	44

The increase in interest rates during the first quarter of 2005 and the resulting impact of decreasing prepayment speeds led to the recovery of $21 million in temporary impairment on the MSR portfolio in 2005 as compared to the $11 million in temporary impairment recognized in the first quarter of 2004. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. The Registrant recognized a net loss of $11 million and a net gain of $20 million in the first quarter of 2005 and 2004, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

In the first quarter of 2005, the Registrant primarily used principal only swaps and swaptions to hedge the economic risk of the MSR portfolio as they are deemed to be the best available instrument for several reasons. Principal only swaps hedge the mortgage-LIBOR spread because they appreciate in value as a result of tightening spreads. They also provide prepayment protection as they increase in value as prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Swaptions are positive convexity hedges primarily used to hedge the negative convexity of the MSR portfolio. Due to an increasing interest rate environment, the Registrant has maintained the level of purchased options/swaptions used to economically hedge the MSR portfolio. As of March 31, 2005 and 2004, the Registrant held a combination of free-standing derivatives, including principal only swaps, swaptions and interest rate swaps with a net fair value of $4 million for both periods, on an outstanding notional amount of $2.7 billion and $2.4 billion, respectively.

The Registrant’s total residential mortgage loan servicing portfolio at March 31, 2005 and 2004 was $31.5 billion and $29.9 billion, respectively, with $23.3 billion and $24.1 billion, respectively, of loans serviced for others.

Investment advisory revenues decreased four percent in the first quarter of 2005 compared to the same period last year. The decrease resulted primarily from declines in retail brokerage related revenues. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant expects near and intermediate term revenue trends to be driven by the degree of success in continuing to grow the institutional money management business and in penetrating a large middle market commercial customer base with retirement and wealth planning services. The Registrant is one of the largest money managers in the Midwest and as of March 31, 2005 had over $183 billion in assets under care and $34 billion in assets under management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating lease revenue results from the consolidation in the third quarter of 2003 of a special purpose entity (“SPE”) formed for the purpose of the sale and subsequent leaseback of leased autos. The consolidation was the result of the Registrant’s implementation of Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003).” The operating lease revenue declined $32 million from the first quarter of last year and will continue to decline as the leases mature.

The major components of other noninterest income for the three months ended March 31, 2005 and 2004 are as follows:

TABLE 6: Components of Other Noninterest Income

For the three months ended March 31 ($ in millions)	2005	2004	Percent Change
Cardholder fees	$14	12	21%
Consumer loan and lease fees	13	13	(1)
Commercial banking revenue	46	41	13
Bank owned life insurance income	23	15	55
Insurance income	6	7	(14)
Other	51	53	(8)
Total other noninterest income	$153	141	8%

Compared to the first quarter of 2004, other noninterest income increased primarily due to improvement in revenue from commercial banking, including a 17% increase in international related services, and bank owned life insurance. The remaining components of other noninterest income were flat to down on a year-over-year basis. Comparisons to prior year are impacted by the acquisitions of First National and Franklin Financial.

Noninterest Expense

The Registrant continues to focus on efficiency initiatives as part of its core emphasis on operating leverage. These initiatives include increasing levels of process automation, the rationalization and reduction of non-core businesses as they relate to the Registrant’s retail and middle market customer base and an increased emphasis on required returns on invested capital.

Operating expense levels are often measured using the efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income), which was 51.6% and 46.8% for the first quarter of 2005 and 2004, respectively.

TABLE 7: Noninterest Expense

For the three months ended March 31 ($ in millions)	2005	2004	Percent Change
Salaries, wages and incentives	$265	245	8%
Employee benefits	82	76	8
Equipment expense	25	20	25
Net occupancy expense	54	46	18
Operating lease expense	15	38	(61)
Other noninterest expense	264	223	18
Total noninterest expense	$705	648	9%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased nine percent in the first quarter of 2005 over the same period last year due to the acquisitions of First National and Franklin Financial in January 2005 and June 2004, respectively, and the continued investment in sales force additions and de-novo branch expansion. Salaries, wages and incentives increased eight percent due to the addition of 2,700 employees, of which over 2,300 are in revenue producing positions. Net occupancy expenses increased 25% due to the addition of 132 net banking centers. Operating lease expense declined 61% from the first quarter last year and is expected to continue to decline as leases mature.

The major components of other noninterest expense for the three months ended March 31, 2005 and 2004 are as follows:

TABLE 8: Components of Other Noninterest Expense

For the three months ended March 31 ($ in millions)	2005	2004	Percent Change
Marketing and communications	$30	26	17%
Deposit insurance	2	6	(64)
Postal and courier	12	12	2
Bankcard	63	54	16
Intangible amortization	12	9	35
Franchise and other taxes	11	10	10
Loan and lease	16	18	(12)
Printing and supplies	9	8	15
Travel	12	7	69
Information technology and operations	26	20	34
Other	71	53	29
Total other noninterest expense	$264	223	18%

Other noninterest expense increased partially due to bankcard expense increasing $9 million based on increased transaction volume. In addition, comparisons to prior periods are notably impacted by the first quarter 2005 acquisition of First National, including $7 million in acquisition related expenses included in the other caption of other noninterest expense, a $4 million increase in marketing costs in Florida markets and $5 million in increased intangible amortization. Travel costs were also impacted by the acquisition and integration of First National. Information technology and operations costs increased due to continued investment in streamlining the Registrant’s processes. Loan and lease expenses declined $2 million primarily due to mortgage originations continuing to decrease from previous levels. The Registrant continues to adjust mortgage origination cost infrastructure to match the current volume of activity. The remaining categories are flat compared to the first quarter of 2004.

Applicable Income Taxes

The Registrant’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated were:

TABLE 9: Applicable Income Taxes

For the three months ended March 31 ($ in millions)	2005	2004
Income before income taxes	$586	641
Applicable income taxes	181	211
Effective tax rate	30.9%	32.9

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable income tax expense for all periods include the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the current quarter included certain favorable impacts resulting from statute expirations and the conclusion of certain tax examinations related to prior fiscal years.

Line of Business Results

The Registrant operates four main lines of business, as described in Note 14 to the Condensed Consolidated Financial Statements. For further detailed financial information on each line of business, see Note 14. In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The income and average assets of Franklin Financial and First National have been included in the respective segments and are then eliminated to agree to the prior period’s reported results. Net interest income is reported on a fully taxable equivalent basis. The Registrant manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the lines of business from interest rate risk, enabling them to focus on servicing customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively based on expected duration. The Registrant has not changed the conceptual application of FTP during 2004 or 2005. The net impact of the FTP methodology is included in Other/Eliminations. Net income by line of business is summarized as follows:

TABLE 10: Line of Business Results

For the three months ended March 31 ($ in millions)	2005	2004
Commercial Banking	$185	155
Retail Banking	267	262
Investment Advisors	29	28
Processing Solutions	33	22
Other/Eliminations	(109)	(23)
Acquisitions	-	(14)
Net income	$405	430

Commercial Banking:

Net income increased $30 million, or 19%, compared to the first quarter of 2004 largely as a result of loan and deposit growth. Average commercial loans and leases included in the commercial banking segment increased 12% to $29.0 billion over the prior year period largely due to growth in commercial mortgage loans and construction loans of 18% and 43%, respectively, with over 20% growth in total average commercial loans and leases in the Chicago and Indianapolis markets. Average core deposits increased to $13.4 billion in the first quarter of 2005 from $11.6 billion in the first quarter of 2004, an increase of 15%, with over 30% growth in the Chicago, Detroit and Northern Kentucky markets. The increase in average core deposits and loans, and the related FTP impact, led to a $39 million, or 13%, increase in net interest income compared to the same quarter last year.

Noninterest income increased 13% compared to the same quarter last year due largely to an increase in international service revenue, including letters of credit and foreign currency services. The investment in sales personnel throughout 2004 and in 2005 primarily contributed to the 13% increase in noninterest expense compared to the same period last year as total full-time equivalent sales employees increased to 1,326 from 1,061 at the end of the first quarter of 2004 as a result of newly hired employees, the First National acquisition and transfers from other lines of business. Improved credit quality also contributed to net income growth as the provision decreased from $42 million in the first quarter of 2004 to $31 million in 2005 with the Cincinnati, Dayton, Indianapolis and Nashville markets showing the largest declines.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Retail Banking:

Net income increased $5 million or two percent compared to the same period last year. Net interest income increased 11% compared to the same period last year primarily due to an 11% increase in average loans and leases, with approximately 20% or greater growth in the Florida, Nashville and Cincinnati markets. The net effect of total average loan and lease and deposit balances also resulted in a net 23% increase in FTP credit over the same period last year, reflecting the impact of rising base rates on a core deposit base that exceeds loan and lease balances. Average core deposits increased five percent as double-digit growth in savings, money market and other time deposit balances more than offset a nine percent decrease in interest checking balances, with the Detroit, Florida and Cleveland markets generating the highest percentage growth in balances.

Noninterest income declined 12% from the first quarter of 2004 primarily due to a decrease in consumer and business fees and operating lease revenue. Noninterest expense was flat as lower mortgage origination costs and operating lease expenses offset the increased employee related expenses and net occupancy costs resulting from de-novo and acquisition growth in banking centers. Since the first quarter of 2004, acquisitions have accounted for 86 of the 132 net new banking centers, complementing the ongoing de-novo growth. The Registrant continues to position itself for sustained long-term growth through new banking center additions in key markets. The provision for loan and lease losses increased $10 million in the current quarter compared to the same period last year primarily due to increases in the Chicago, Indianapolis and Nashville markets.

Investment Advisors:

Net income increased six percent to $29 million in the first quarter of 2005 compared to the same period last year. This increase was the result of 38% growth in net interest income due to strong average loan and deposit growth, up 26% and 36%, respectively. Total average loans were $2.4 billion and total average deposits were $4.2 billion in the first quarter of 2005. Noninterest income declined slightly from the first quarter of last year due to a decline in retail brokerage related revenues as a result of decreased fixed-income annuity sales. Noninterest expense increased six percent as a result of increased headcount and information technology investments. In order to capitalize on an expanding customer base and additional growth opportunities, 164 full-time equivalent sales employees have been added since the first quarter of 2004, including 58 net new sales hires during the first quarter of 2005. The Registrant anticipates hiring approximately 150 additional sales personnel during the remainder of the year, with the largest increase to occur in the Florida market.

Processing Solutions:

Net income increased $11 million, or 52%, compared to the first quarter of 2004 due to strong revenue growth across all lines of business despite the loss of approximately $25 million in revenue from the small merchant processing contracts sold during the second and third quarters of 2004. EFT revenue was up 29% over first quarter of last year primarily due to new customer additions. Excluding the revenue impact of the sold contracts, merchant revenue increased 55% due to increased volume at existing customers and new customer additions. Noninterest expense was up due to headcount additions and investment in information technology. First quarter trends are representative of strong continuing momentum in attracting new customer relationships and good results in the level of retail sales activity. The Registrant continues to see significant opportunities to attract new financial institution customers and retailers within this line of business.

Other/Eliminations:

Other/Eliminations includes the unallocated portion of the investment portfolio, certain non-deposit funding, unassigned equity, elimination of the net effect of the FTP methodology and other items not attributed to the other segments. The results of Other/Eliminations were negatively impacted by the decrease of $44 million in interest income from the investment securities portfolio from the first quarter of 2004 due to the sale of approximately $6.4 billion in investment securities in the fourth quarter of 2004 as a result of the balance sheet repositioning. The $80 million increase in interest expense from wholesale funding in the first quarter of 2005 from the same period in 2004 also negatively impacted this category. This increase in interest expense resulted

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

from the average interest rate on wholesale funding increasing from 1.80% in the first quarter of 2004 to 2.77% in the first quarter of 2005. The Registrant’s increased reliance on longer-term wholesale funding in this rising interest rate environment also impacted the increase in wholesale funding interest expense.

Balance Sheet Analysis

Loans

The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

TABLE 11: Components of Loans and Leases (including held for sale)

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Commercial loans and leases:
Commercial	$17,501	16,058	14,548
Mortgage	9,048	7,636	7,197
Construction	5,365	4,348	3,493
Leases	3,416	3,426	3,350
Total commercial loans and leases	35,330	31,468	28,588
Consumer loans and leases:
Installment	18,925	18,093	17,722
Mortgage and construction	8,765	7,912	6,138
Credit card	790	843	757
Leases	1,901	2,051	2,368
Total consumer loans and leases	30,381	28,899	26,985
Total loans and leases	$65,711	60,367	55,573

Commercial loan and lease outstandings, including loans held for sale, increased 12% compared to December 31, 2004 and 24% compared to March 31, 2004. The increase in commercial loans and leases was attributable to strong sales results in several markets, including Chicago, Florida, Cincinnati and Indianapolis, the acquisition of $441 million of commercial loans obtained in the Franklin Financial transaction in the second quarter of 2004 and the acquisition of $2.8 billion of commercial loans obtained in the First National transaction in the first quarter of 2005. Excluding the impact of the acquisitions, commercial loans and leases increased three percent compared to December 31, 2004 and 12% compared to March 31, 2004; comparisons being provided to supplement an understanding of the fundamental lending trends.

Consumer loan and lease outstandings, including loans held for sale, increased five percent compared to December 31, 2004 and 13% compared to March 31, 2004. Consumer loan comparisons to the prior periods are impacted by the securitization and sale of $750 million of automotive loans in the second quarter of 2004, $140 million of consumer loans obtained in the Franklin Financial acquisition and $1.1 billion of consumer loans obtained in the First National acquisition. Exclusive of the auto loan securitization and the acquisitions, consumer loans and leases increased 11% compared to March 31, 2004 and were flat compared to year end; comparisons being provided to supplement an understanding of the fundamental lending trends. The Registrant is continuing to devote significant focus on producing retail loan originations given the strong credit performance and attractive yields available in these products. Residential mortgage and construction loans, including held for sale, increased 11% compared to December 31, 2004 and 43% compared to March 31, 2004. Exclusive of the impact of the acquisitions, residential mortgage and construction loans increased 29% compared to first quarter of 2004 and one percent compared to year end; comparisons being provided to supplement an understanding of the fundamental lending trends. Comparisons to prior periods are dependent upon the volume and timing of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

originations as well as the timing of loan sales. Residential mortgage originations totaled $1.9 billion in the first quarter of 2005 compared to $2.0 billion in both the first and fourth quarters of 2004. Consumer lease balances decreased 7% during the first quarter compared to December 31, 2004 and 20% compared to March 31, 2004 largely resulting from continued competition from captive finance companies offering promotional lease rates.

Investment Securities

At March 31, 2005, total investment securities were $25.5 billion, compared to $25.0 billion at December 31, 2004 and $30.9 billion at March 31, 2004, representing an increase of two percent and a decrease of 17% over the respective period end balances. Rising interest rates during 2005 resulted in an increase in the net unrealized loss on the available-for-sale securities portfolio from $114 million at December 31, 2004 to $457 million at March 31, 2005. In response to the overall interest rate environment, the Registrant has allocated a greater portion of current purchases to adjustable-rate securities. At March 31, 2005, 17% of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to 14% at December 31, 2004. The estimated average life of the debt securities in the available-for-sale portfolio at March 31, 2005 was 4.7 years based on current prepayment expectations, compared to 4.4 years at December 31, 2004.

Information presented is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on a fully taxable equivalent basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 12: Characteristics of Available-for-Sale Securities

As of March 31, 2005 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$-	-	-	-%
Average life 1 – 5 years	2	2	2.2	5.50
Average life 5 – 10 years	502	479	8.1	3.71
Average life greater than 10 years	-	-	-	-
Total	504	481	8.1	3.72
U.S. Government sponsored agencies:
Average life of one year or less	27	26.8		2.52
Average life 1 – 5 years	1,603	1,560	3.5	3.67
Average life 5 – 10 years	502	483	6.2	3.53
Average life greater than 10 years	-	-	-	-
Total	2,132	2,069	4.1	3.63
Obligations of states and political subdivisions (a):
Average life of one year or less	78	79.5		8.06
Average life 1 – 5 years	390	405	3.1	7.71
Average life 5 – 10 years	324	337	6.4	7.25
Average life greater than 10 years	13	13	11.5	6.76
Total	805	834	4.4	7.54
Agency mortgage-backed securities:
Average life of one year or less	104	105.6		5.75
Average life 1 – 5 years	12,699	12,452	4.0	4.46
Average life 5 – 10 years	4,906	4,772	6.2	4.68
Average life greater than 10 years	86	82	11.1	4.70
Total	17,795	17,411	4.6	4.53
Other bonds, notes and debentures (b):
Average life of one year or less	38	38.6		5.77
Average life 1 – 5 years	1,878	1,876	3.7	4.11
Average life 5 – 10 years	1,364	1,358	7.2	4.20
Average life greater than 10 years	3	3	24.1	5.70
Total	3,283	3,275	5.1	4.17
Other securities (c)	1,039	1,031
Total available-for-sale securities	$25,558	25,101	4.7	4.48
(a)	Taxable-equivalent yield adjustments included in above table are 2.78%, 2.66%, 2.50%, 2.33% and 2.60% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily credit card, automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of Federal Home Loan Bank, Federal Reserve Bank and Federal Home Loan Mortgage Corporation (“FHLMC”) stock holdings, certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Components of Investment Securities (amortized cost basis)

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Available-for-sale:
U.S. Treasury and Government agencies	$504	503	581
U.S. Government sponsored agencies	2,132	2,036	4,131
Obligations of states and political subdivisions	805	823	895
Agency mortgage-backed securities	17,795	17,571	22,214
Other bonds, notes and debentures	3,283	2,862	1,653
Other securities	1,039	1,006	868
Total available-for-sale	$25,558	24,801	30,342
Held-to-maturity:
Obligations of states and political subdivisions	$291	245	170
Other bonds, notes and debentures	12	10	9
Total held-to-maturity	$303	255	179

Deposits

Total deposits increased 18% compared to March 31, 2004. The increase was attributable to strong growth in the money market and savings deposits as well as the addition of $3.8 billion in deposits from the First National acquisition in the first quarter of 2005 and $767 million in deposits from the Franklin Financial acquisition in the second quarter of 2004. Transaction deposits increased 14% compared to the first quarter of 2004. Excluding the impact of the $327 million of transaction deposits obtained in the Franklin Financial acquisition and the $2.5 billion of transaction deposits obtained in the First National acquisition, transaction deposits increased eight percent; comparisons being provided to supplement an understanding of the fundamental deposit trends. Overall, the Registrant experienced strong transaction deposit growth in the Chicago, Cleveland, Detroit and Grand Rapids markets.

Deposit balances represent an important source of funding and revenue growth opportunity. The Registrant is continuing to focus on transaction account deposit growth in its retail and commercial franchises and remains confident in its ability to competitively price and generate growth during an increasing interest rate environment by attracting new customer relationships across its footprint through its on-going deposit campaigns.

The foreign office deposits represent U.S. dollar denominated deposits of the Registrant’s foreign branch located in the Cayman Islands. The Registrant utilizes these deposit balances as a method to fund earning asset growth.

TABLE 14: Deposits

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Demand	$13,960	13,486	12,374
Interest checking	19,722	19,481	19,376
Savings	9,711	8,310	7,391
Money market	4,777	4,321	2,995
Other time	8,017	6,837	5,978
Certificates - $100,000 and over	3,867	2,121	2,569
Foreign office	5,257	3,670	4,567
Total deposits	$65,311	58,226	55,250

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings

Given the expected continued rise in short-term interest rates, the Registrant continued to reduce its dependence on overnight wholesale borrowings this quarter as federal funds purchased totaled $2.7 billion, compared to $4.7 billion at December 31, 2004 and $7.5 billion at March 31, 2004. Long-term debt increased to $16.3 billion at March 31, 2005, compared to $14.0 billion at December 31, 2004 and $11.0 billion at March 31, 2004. During the first quarter of 2005, the Registrant issued $800 million in long-term senior bank notes with a maturity of five years and $500 million in long-term subordinated bank notes with a maturity of ten years. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the “Liquidity Risk Management” section for discussion of liquidity management of the Registrant.

TABLE 15: Borrowings

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Federal funds purchased	$2,669	4,714	7,501
Short-term bank notes	775	775	500
Other short-term borrowings	4,925	4,537	7,252
Long-term debt	16,321	13,983	10,990
Total borrowings	$24,690	24,009	26,243

Quantitative and Qualitative Disclosure about Risk (Item 3)

Risk Management

Overview

Managing risk is an essential component of successfully operating a financial services company. The Registrant’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and avoidance of those risks that are inconsistent with the Registrant’s risk profile. The Enterprise Risk Management division, led by the Registrant’s Chief Risk Officer, ensures consistency in the Registrant’s approach to managing and monitoring risk including, but not limited to, credit, market, operational and regulatory compliance risk, within the structure of the Registrant’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Registrant’s internal control structure and related systems and processes. The Enterprise Risk Management division includes the following key functions: (i) a Risk Policy function that ensures consistency in the approach to risk management as the Registrant’s clearinghouse for credit, market and operational risk policies, procedures and guidelines; (ii) an Operational Risk Management function that is responsible for the risk self-assessment process, the change control evaluation process, business continuity planning and disaster recovery, fraud prevention and detection, and root cause analysis and corrective action plans relating to identified operational losses; (iii) an Insurance Risk Management function that is responsible for all property, casualty and liability insurance policies including the claims administration process for the Registrant; (iv) a Capital Markets Risk Management function that is responsible for establishing and monitoring proprietary trading limits, monitoring liquidity and interest rate risk and utilizing value at risk and earnings at risk models; (v) an Affiliate Risk Management function that is responsible for the coordination of risk management activities in each banking affiliate and division; (vi) a Credit Risk Review function that is responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits; (vii) a Compliance Risk Management function that is responsible for oversight of compliance with all banking regulations; and (viii) a Risk Strategies and Reporting function that is responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics.

All business lines and affiliates have a designated risk manager reporting jointly to a senior executive within the division or affiliate and to the Enterprise Risk Management division. Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of three outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Registrant as well as for the Registrant’s overall aggregate risk profile. The Risk and Compliance Committee has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Credit Risk Committee and the Operational Risk Committee. There are also new products and new initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Board of Directors Risk and Compliance Committee.

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

Quantitative and Qualitative Disclosure about Risk (continued)

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

The Registrant’s credit review process and overall assessment of required reserves is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of a risk grading system. The Registrant utilizes two risk grading systems for commercial loans and leases. The current risk grading system utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk grading system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default analyses are not separated in the ten grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Registrant’s homogenous consumer loan portfolios.

The Registrant’s credit risk management strategy includes minimizing size risk and other concentrations of risk. Table 16 provides a breakout of the commercial loan and lease portfolio, including held for sale, by major industry classification, by size of credit and by state, illustrating the diversity and granularity of the Registrant’s portfolio.

Quantitative and Qualitative Disclosure about Risk (continued)

TABLE 16: Commercial Loan and Lease Portfolio Exposure (a)

	2005		2004
As of March 31 ($ in millions)	Exposure	Outstanding	Exposure	Outstanding
By industry
Real estate	$10,368	8,683	7,477	6,408
Manufacturing	9,101	4,141	7,505	3,575
Construction	6,863	4,288	5,162	3,235
Retail trade	5,258	3,320	4,176	2,583
Business services	3,325	1,874	2,965	1,870
Wholesale trade	3,199	1,723	2,599	1,428
Financial services and insurance	2,676	934	2,023	695
Healthcare	2,499	1,537	1,803	1,203
Individuals	2,229	1,742	2,068	1,601
Transportation and warehousing	1,723	1,438	1,531	1,288
Other	1,487	888	836	549
Accommodation and food	1,460	1,033	1,146	865
Other services	1,201	898	923	683
Communication and information	1,083	517	842	455
Public administration	949	811	938	851
Utilities	762	242	544	215
Agribusiness	699	521	609	466
Entertainment and recreation	683	500	599	425
Mining	429	240	304	193
Total	$55,994	35,330	44,050	28,588
By loan size
Less than $5 million	50%	62	54	64
$5 million to $15 million	26	25	27	25
$15 million to $25 million	13	9	12	8
Greater than $25 million	11	4	7	3
Total	100%	100	100	100
By state
Ohio	31%	28	35	32
Michigan	21	23	23	25
Illinois	10	10	10	10
Indiana	10	10	10	10
Florida	8	9	2	2
Kentucky	6	6	7	7
Tennessee	2	2	1	1
Pennsylvania	1	1	1	1
West Virginia	-	-	-	-
Out-of-footprint	11	11	11	12
Total	100%	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Risk (continued)

The commercial portfolio is further characterized by 89% of outstanding balances and exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 95% of outstanding balances and 93% of exposures concentrated within these nine states. The mortgage and construction segments of the commercial portfolio are characterized by 97% of outstanding balances and exposures concentrated within these nine states.

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

Commercial nonaccrual credits as a percent of loans improved since the first quarter of 2004, from .63% to .60%. The improvement was primarily driven by improving credit quality in the Detroit, Evansville, Grand Rapids and Toledo markets. Consumer nonaccrual credits as a percent of loans remained stable at .19% compared to the first quarter of 2004. Overall, nonaccrual credits continue to represent a small portion of the portfolio at just .41% as of March 31, 2005, compared to .42% as of March 31, 2004.

Total nonperforming assets were $343 million at March 31, 2005, compared to $303 million at December 31, 2004 and $308 million at March 31, 2004. Total nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned was .53% as of March 31, 2005, a slight increase from .51% as of December 31, 2004 and a decrease from .57% as of March 31, 2004. Total loans and leases 90 days past due have declined 2% from March 31, 2004. The Registrant does not view the increase in nonperforming assets as indicative of similar relative worsening credit trends within the portfolio as a whole and expects credit quality trends in 2005 will remain similar to those seen in recent periods.

Quantitative and Qualitative Disclosure about Risk (continued)

The table below provides a summary of nonperforming and underperforming assets:

TABLE 17: Summary of Nonperforming and Underperforming Assets

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Commercial loans and leases	$131	110	110
Commercial mortgages	56	51	48
Commercial construction	23	13	23
Residential mortgage and construction	24	24	25
Consumer loans and leases	34	30	27
Total nonaccrual loans	268	228	233
Renegotiated loans and leases	1	1	1
Other assets, including other real estate owned	74	74	74
Total nonperforming assets	343	303	308

Commercial loans and leases	15	22	22
Commercial mortgages	4	13	8
Commercial construction	3	13	1
Residential mortgage and construction	48	43	45
Consumer loans and leases	59	51	57
Total 90 days past due loans and leases	129	142	133
Total underperforming assets	$472	445	441
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.53%	.51	.57
Allowance for loan and lease losses as a percent of total nonperforming assets	209	235	231
Underperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.73	.74	.82
Allowance for loan and lease losses as a percent of total underperforming assets	152	160	162

The table below provides a breakout of the commercial nonaccrual loans and leases by loan size further illustrating the granularity of the Registrant’s commercial loan portfolio.

TABLE 18: Summary of Commercial Nonaccrual Loans and Leases by Loan Size

	March 31, 2005	December 31, 2004	March 31, 2004
Less than $200,000	22%	24	25
$200,000 to $1 million	38	39	39
$1 million to $5 million	26	24	26
$5 million to $10 million	14	13	10
Greater than $10 million	-	-	-
Total	100%	100	100

Quantitative and Qualitative Disclosure about Risk (continued)

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 19: Summary of Credit Loss Experience

For the three months ended March 31 ($ in millions)	2005	2004
Losses charged off:
Commercial, financial and agricultural loans	$(16)	(31)
Real estate – commercial mortgage loans	(2)	(3)
Real estate – construction loans	(1)	(1)
Real estate – residential mortgage loans	(5)	(4)
Consumer loans	(42)	(40)
Lease financing	(14)	(9)
Total losses	(80)	(88)
Recoveries of losses previously charged off:
Commercial, financial and agricultural loans	3	4
Real estate – commercial mortgage loans	1	1
Real estate – construction loans	1	-
Real estate – residential mortgage loans	-	-
Consumer loans	11	10
Lease financing	1	2
Total recoveries	17	17
Net losses charged off:
Commercial, financial and agricultural loans	(13)	(27)
Real estate – commercial mortgage loans	(1)	(2)
Real estate – construction loans	-	(1)
Real estate – residential mortgage loans	(5)	(4)
Consumer loans	(31)	(30)
Lease financing	(13)	(7)
Total net losses charged off	$(63)	(71)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial, financial and agricultural loans	.30%	.77
Real estate – commercial mortgage loans	.03	.12
Real estate – construction loans	(.02)	.06
Real estate – residential mortgage loans	.24	.38
Consumer loans	.65	.68
Lease financing	1.00	.48
Total net losses charged off	.40%	.54

Net charge-offs as a percent of average loans and leases outstanding decreased 14 bp to .40% for the first quarter of 2005 from .54% for the first quarter of 2004 and decreased 4 bp from the fourth quarter of 2004. The decrease in net charge-offs in the current quarter compared to the first quarter of 2004 was primarily due to lower net charge-offs in commercial loans. Total commercial loan net charge-offs decreased to $13 million in the current quarter compared to $27 million in the first quarter of 2004. The ratio of commercial loan net charge-offs to average commercial loans outstanding in the first quarter of 2005 was .30%, compared with .77% in the first quarter of 2004. The decrease in commercial loan net charge-offs compared to the first quarter of 2004 was

Quantitative and Qualitative Disclosure about Risk (continued)

driven by significant improvements in the Cincinnati, Indianapolis and Dayton markets. The Registrant experienced continued improvement in commercial loan net charge-off activity in the first quarter of 2005 as compared to 2004 as a result of overall improving credit trends and economic outlook. Commercial mortgage net charge-offs were down to .03% from .12% for the first quarter of 2004. Total lease net charge-offs in the first quarter of 2005 were $13 million, compared to $7 million in the first quarter of 2004. The ratio of total lease net charge-offs to average leases outstanding in the first quarter of 2005 was 1.00%, compared to .48% in the first quarter of 2004. This increase was primarily due to two large commercial leases totaling $8 million that were charged-off during the current quarter. Total consumer loan net charge-offs in the first quarter of 2005 increased to $31 million compared with $30 million in the first quarter of 2004. The ratio of consumer loan net charge-offs to average loans outstanding decreased by 3 bp from the first quarter of 2004, and the ratio for residential mortgage loan net charge-offs improved by 14 bp.

Provision and Allowance for Credit Losses

The allowance for credit losses provides coverage for probable and estimable losses in the loan and lease portfolio. The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The Registrant evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. In the current year, the Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for credit losses, and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. Table 20 shows the changes in the allowance for credit losses during the first quarter of 2005. As of December 31, 2004, the reserve for unfunded commitments has been reclassified from the allowance for loan and lease losses to other liabilities. The provision for unfunded commitments is included in other noninterest expense on the Condensed Consolidated Statements of Income.

The increase in the balance of the allowance for loan and lease losses in the first quarter of 2005 compared to 2004 is primarily due to the increase in the total loan and lease portfolio. The allowance for loan and lease losses at March 31, 2005 decreased to 1.11% of the total loan and lease portfolio compared to 1.32% at March 31, 2004 due to improvements in credit quality trends and the acquired loan portfolios of both Franklin Financial and First National being recorded at fair value, which results in their previously existing allowances not being carried over as the credit default risk is included in the determination of fair value. The allowance for credit losses at March 31, 2005 decreased to 1.21% of the total loan and lease portfolio compared to 1.45% at March 31, 2004. The Registrant’s long history of low exposure limits, minimal exposure to national or sub-prime lending businesses, centralized risk management and its diversified portfolio reduces the likelihood of significant unexpected credit losses.

TABLE 20: Changes in Allowance for Credit Losses

For the three months ended March 31 ($ in millions)	2005	2004
Allowance for loan and lease losses:
Balance at January 1	$713	697
Net losses charged off	(63)	(71)
Provision for loan and lease losses	67	87
Balance at March 31	$717	713
Reserve for unfunded commitments:
Balance at January 1	$72	73
Provision for unfunded commitments	(6)	(3)
Acquisitions	1	-
Balance at March 31	$67	70

Quantitative and Qualitative Disclosure about Risk (continued)

Market Risk Management

Market risk arises from fluctuations in interest rates, foreign exchange rates and equity prices that may result in potential reduction in net interest income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (i) assets and liabilities may mature or reprice at different times; (ii) short-term and long-term market interest rates may change by different amounts; or (iii) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of servicing rights and other sources of the Registrant’s earnings. Consistency of the Registrant’s net interest income is largely dependent upon the effective management of interest rate risk.

Net Interest Income Simulation Model

The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant and incorporates the loss of free funding resulting from the Registrant’s share repurchase activity. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Registrant’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Registrant has a Market Risk Management department as part of the Enterprise Risk Management Division, which provides independent oversight of market risk activities. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12 month and 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter. Given the low level of interest rates, the Registrant’s ALCO has measured the risk of a decrease in interest rates at 100 basis points. Additionally, in order to further illustrate the estimated earnings sensitivity of interest rate changes, the Registrant has included the anticipated change to net interest income over a 12-month and 24-month horizon assuming a 100 bp linear increase.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of March 31, 2005.

TABLE 21: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income
Change in Interest Rates (bp)	12 Months	24 Months
+ 200	(.78)%	2.31
+ 100	(.24)	1.61
-100	1.55	(.79)

Quantitative and Qualitative Disclosure about Risk (continued)

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Registrant’s interest risk management strategy is its use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by market volatility. Examples of derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Interest rate floors protect against declining rates, while interest rate caps protect against rising interest rates. Forwards are contracts in which the buyer agrees to purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Swaptions provide the buyer the option to exchange streams of payments with the seller over a specified period of time.

As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant enters into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments, which are also considered free-standing derivatives.

The Registrant also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Registrant from the market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Registrant minimizes through credit approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of March 31, 2005 are included in Note 5 to the Condensed Consolidated Financial Statements.

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $367 million as of March 31, 2005. The Registrant maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in impairment on its MSR portfolio as a result of changing interest rates. This strategy includes the purchase of free-standing derivatives (principal only swaps, swaptions, floors, interest rate swaps, options and forward contracts). The mark-to-market adjustments associated with these derivatives are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The increase in interest rates during 2005 and the resulting impact of changing prepayment speeds led to the recovery of $21 million in temporary impairment in the MSR portfolio as compared to the $11 million in temporary impairment recognized in the first quarter of 2004. The servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

Foreign Currency Risk

The Registrant enters into foreign exchange derivative contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Registrant has in place several controls to ensure excessive risk is not being taken in providing this service to customers. These include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

Quantitative and Qualitative Disclosure about Risk (continued)

Liquidity Risk Management

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 4.7 years at March 31, 2005, based on current prepayment expectations. Of the $25.1 billion (fair value basis) of securities in the portfolio at March 31, 2005, $3.0 billion in principal is expected to be received in the next 12 months and an additional $2.6 billion in principal is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For the three months ended March 31, 2005 and 2004, a total of $2.1 billion and $1.7 billion, respectively, were sold, securitized or transferred off-balance sheet.

The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of March 31, 2005, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, as determined in accordance with applicable regulatory requirements, the Registrant as of March 31, 2005 has $13.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. In May 2005, a subsidiary of the Registrant issued $1.15 billion of senior bank notes under this bank note program. Such bank notes may be sold to qualified institutional buyers, financial institutions, banks, insurance companies and similar entities in the ordinary course of business from time to time. These sources, in addition to the Registrant’s 9.02% average equity capital base, provide a stable funding base.

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only four other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability.

TABLE 22: Agency Ratings

As of March 31, 2005	Moody’s	Standard and Poor’s	Fitch
Fifth Third Bancorp:
Commercial paper	Prime-1	A-1	F1+
Senior debt	Aa2	A+	AA-
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A-1+	F1+
Long-term deposit	Aa1	AA-	AA

These debt ratings, along with capital ratios above regulatory guidelines, provide the Registrant with additional access to liquidity. Core customer deposits have historically provided the Registrant with a sizeable source of relatively stable and low cost funds. The Registrant’s average core deposits and stockholders’ equity funded 64% of its average total assets during the first three months of 2005. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Quantitative and Qualitative Disclosure about Risk (continued)

Capital Management

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 2005, shareholders’ equity was $8.9 billion, which is flat compared to both December 31, 2004 and March 31, 2004. Average shareholders’ equity as a percentage of average assets for the three months ended March 31, 2005 was 9.02%. The FRB adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these “well-capitalized” ratios at March 31, 2005 and 2004 and December 31, 2004. The decrease in the capital ratios relative to prior periods primarily results from the Registrant’s $1.6 billion share repurchase in January 2005. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2005.

TABLE 23: Regulatory Capital

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Tier 1 capital	$7,509	8,522	8,394
Total risk-based capital	9,634	10,176	10,121
Risk-weighted assets	89,401	82,633	76,587
Risk-based capital ratios:
Tier 1 capital	8.40%	10.31	10.96
Total risked-based capital	10.78	12.31	13.22
Tier 1 leverage	7.62	8.89	9.23

Dividend Policy

The Registrant’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Registrant’s quarterly dividend was $.35 per share, consistent with the fourth quarter of 2004 and an increase of nine percent compared to the first quarter of 2004.

Quantitative and Qualitative Disclosure about Risk (continued)

Stock Repurchase Program

On January 10, 2005, the Registrant repurchased 35.5 million shares of its common stock, approximately six percent of total outstanding shares, for $1.6 billion in an overnight share repurchase transaction. The counterparty in the overnight share repurchase transaction has been purchasing and will continue to purchase shares in the open market over a period of time. Upon completion of the open market purchases, the Registrant will receive or pay a price adjustment based on the volume weighted-average price of the shares purchased by the counterparty. This price adjustment may be settled in the form of cash or shares, at the Registrant’s election. On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. The Registrant’s stock repurchase program is an important element of its capital planning activities and the Registrant views share repurchases as an effective means of delivering value to shareholders. The Registrant’s 2005 first quarter repurchases of common shares were as follows:

TABLE 24: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	35,502,955	$45.95	35,500,000	20,185,112
February 1, 2005 –February 28, 2005	4,615	46.62	-	20,185,112
March 1, 2005 – March 31, 2005	2,632	45.55	-	20,185,112
Total	35,510,202	$45.95	35,500,000	20,185,112
(a)	The Registrant repurchased 2,955, 4,615 and 2,632 shares during January, February and March, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

Off-Balance Sheet Arrangements

The Registrant consolidates all of its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Registrant does not possess, and cannot exert, significant influence or control, are accounted for by equity method accounting and not consolidated. Those entities in which there is less than 20% ownership, but upon which the Registrant does not possess, and cannot exert, significant influence or control are generally carried at the lower of cost or fair value.

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Registrant’s ALCO capital planning directives, to hedge changes in fair value of its largely fixed rate mortgage servicing rights portfolio or to provide qualifying commercial customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee and the Risk and Compliance Committee of the Board of Directors.

As part of the Registrant’s asset/liability management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The accounting for QSPE’s is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change. During the three months

Quantitative and Qualitative Disclosure about Risk (continued)

ended March 31, 2005, certain commercial loans primarily floating rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement No.125.” At March 31, 2005, the outstanding balance of loans transferred was $2.4 billion. Given the investment grade nature of the loans transferred, as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At March 31, 2005, the Registrant had retained servicing assets totaling $378 million, subordinated tranche security interests totaling $33 million and residual interests totaling $49 million.

The Registrant had the following cash flows with these unconsolidated QSPEs during the three months ended March 31, 2005 and 2004:

TABLE 25: Cash Flows with Unconsolidated QSPEs

For the three months ended March 31. ($ in millions)	2005	2004
Proceeds from transfers, including new securitizations	$483	73
Proceeds from collections reinvested in revolving-period securitizations	32	39
Transfers received from QSPEs	40	48
Fees received	8	6

At March 31, 2005, the Registrant had provided credit recourse on approximately $641 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $641 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated loan loss allowance of $19 million relating to these residential mortgage loans sold.

Quantitative and Qualitative Disclosure about Risk (continued)

Contractual Obligations and Commitments

The Registrant has certain obligations and commitments to make future payments under contracts. At March 31, 2005, the aggregate contractual obligations and commitments were:

TABLE 26: Contractual Obligations and Other Commitments

As of March 31, 2005 ($ in millions)	Less than 1 year	1-3 years	4-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits (a)	$60,104	1,269	38	3,900	65,311
Long-term debt (b)	4,239	4,922	3,712	3,448	16,321
Short-term borrowings (c)	8,369	-	-	-	8,369
Noncancelable leases (d)	52	90	71	188	401
Purchase obligations (e)	21	20	6	-	47
Total contractually obligated payments due by period	$72,785	6,301	3,827	7,536	90,449
Other commitments by expiration period:
Letters of credit (f)	$1,743	2,981	1,471	270	6,465
Commitments to extend credit (g)	18,518	12,722	-	-	31,240
Total other commitments by expiration period	$20,261	15,703	1,471	270	37,705
(a)	Includes demand, interest checking, savings, money market, other time, certificates-$100,000 and over and foreign office deposits. For additional information see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(b)	Includes borrowings with an original maturity of greater than one year. For additional information see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(d)	Represents payments due on noncancelable lease agreements for premises and equipment.
(e)	Represents agreements to purchase goods or services.
(f)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(g)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

Controls and Procedures (Item 4)

The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Registrant’s Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Registrant’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.

Condensed Consolidated Financial Statements and Notes (Item 1)

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

As of ($ in millions, except share data)	March 31, 2005	December 31, 2004	March 31, 2004
Assets
Cash and Due from Banks	$2,420	2,561	2,012
Available-for-Sale Securities (a)	25,101	24,687	30,577
Held-to-Maturity Securities (b)	303	255	179
Trading Securities	128	77	96
Other Short-Term Investments	1,213	532	191
Loans Held for Sale	809	559	1,661
Loans and Leases:
Commercial Loans	17,500	16,058	14,469
Construction Loans	5,922	4,726	3,820
Commercial Mortgage Loans	9,048	7,636	7,197
Commercial Lease Financing	4,533	4,634	4,559
Residential Mortgage Loans	7,416	6,988	4,937
Consumer Loans	19,698	18,923	17,794
Consumer Lease Financing	2,099	2,273	2,606
Unearned Income	(1,314)	(1,430)	(1,470)
Total Loans and Leases	64,902	59,808	53,912
Allowance for Loan and Lease Losses	(717)	(713)	(713)
Total Loans and Leases, Net	64,185	59,095	53,199
Bank Premises and Equipment	1,529	1,315	1,102
Operating Lease Equipment	224	304	658
Accrued Interest Receivable	438	397	412
Goodwill	2,167	979	738
Intangible Assets	243	150	155
Servicing Rights	378	352	283
Other Assets	3,575	3,193	2,539
Total Assets	$102,713	94,456	93,802
Liabilities
Deposits:
Demand	$13,960	13,486	12,374
Interest Checking	19,722	19,481	19,376
Savings	9,711	8,310	7,391
Money Market	4,777	4,321	2,995
Other Time	8,017	6,837	5,978
Certificates - $100,000 and Over	3,867	2,121	2,569
Foreign Office	5,257	3,670	4,567
Total Deposits	65,311	58,226	55,250
Federal Funds Purchased	2,669	4,714	7,501
Short-Term Bank Notes	775	775	500
Other Short-Term Borrowings	4,925	4,537	7,252
Accrued Taxes, Interest and Expenses	2,273	2,216	2,411
Other Liabilities	1,551	1,081	1,034
Long-Term Debt	16,321	13,983	10,990
Total Liabilities	93,825	85,532	84,938
Shareholders’ Equity
Common Stock (c)	1,295	1,295	1,295
Preferred Stock (d)	9	9	9
Capital Surplus	1,785	1,934	1,954
Retained Earnings	7,480	7,269	6,731
Accumulated Other Comprehensive Income	(323)	(169)	99
Treasury Stock	(1,358)	(1,414)	(1,224)
Total Shareholders’ Equity	8,888	8,924	8,864
Total Liabilities and Shareholders’ Equity	$102,713	94,456	93,802
(a)	Amortized cost: March 31, 2005 - $25,558, December 31, 2004 - $24,801 and March 31, 2004 - $30,342.
(b)	Market values: March 31, 2005 - $303, December 31, 2004 - $255 and March 31, 2004 - $179.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at March 31, 2005 - 554,054,749 (excludes 29,372,355 treasury shares), December 31, 2004 - 557,648,989 (excludes 25,802,702 treasury shares) and March 31, 2004 - 562,131,643 (excludes 21,320,048 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

Three Months Ended March 31, ($ in millions, except per share data)	2005	2004
Interest Income
Interest and Fees on Loans and Leases	$867	669
Interest on Securities:
Taxable	267	308
Exempt from Income Taxes	10	12
Total Interest on Securities	277	320
Interest on Other Short-Term Investments	1	1
Total Interest Income	1,145	990
Interest Expense
Interest on Deposits:
Interest Checking	63	37
Savings	27	9
Money Market	25	7
Other Time	52	40
Certificates - $100,000 and Over	25	9
Foreign Office	27	15
Total Interest on Deposits	219	117
Interest on Federal Funds Purchased	25	18
Interest on Short-Term Bank Notes	5	1
Interest on Other Short-Term Borrowings	27	16
Interest on Long-Term Debt	118	88
Total Interest Expense	394	240
Net Interest Income	751	750
Provision for Loan and Lease Losses	67	87
Net Interest Income After Provision for Loan and Lease Losses	684	663
Noninterest Income
Electronic Payment Processing Revenue	168	148
Service Charges on Deposits	121	123
Mortgage Banking Net Revenue	41	44
Investment Advisory Revenue	90	93
Other Noninterest Income	153	141
Operating Lease Revenue	20	52
Securities Gains, Net	14	25
Total Noninterest Income	607	626
Noninterest Expense
Salaries, Wages and Incentives	265	245
Employee Benefits	82	76
Equipment Expense	25	20
Net Occupancy Expense	54	46
Operating Lease Expense	15	38
Other Noninterest Expense	264	223
Total Noninterest Expense	705	648
Income Before Income Taxes	586	641
Applicable Income Taxes	181	211
Net Income	$405	430
Net Income Available to Common Shareholders (a)	$404	430
Earnings Per Share	$0.73	0.76
Earnings Per Diluted Share	$0.72	0.75

(a) Dividend on Preferred Stock is $.185 for the three months ended March 31, 2005 and 2004, respectively.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, ($ in millions)	2005	2004
Operating Activities
Net Income	$405	430
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	67	87
Depreciation, Amortization and Accretion	95	125
Stock-Based Compensation Expense	18	23
Provision for Deferred Income Taxes	-	105
Realized Securities Gains	(16)	(28)
Realized Securities Losses	2	3
Proceeds from Sales/Transfers of Residential Mortgage and Other Loans Held for Sale	2,134	1,659
Net Gain on Sales of Loans	(32)	(30)
Increase in Residential Mortgage and Other Loans Held for Sale	(1,893)	(1,381)
Increase in Trading Securities	(51)	(41)
Increase in Accrued Interest Receivable	(23)	(4)
(Increase) Decrease in Other Assets	(372)	229
Increase (Decrease) in Accrued Taxes, Interest and Expenses	128	(2)
Increase (Decrease) in Other Liabilities	482	(257)
Net Cash Provided by Operating Activities	944	918
Investing Activities
Proceeds from Sales of Available-for-Sale Securities	2,396	2,588
Proceeds from Calls, Paydowns and Maturities of Available-for-Sale Securities	1,636	1,523
Purchases of Available-for-Sale Securities	(3,854)	(5,367)
Proceeds from Calls, Paydowns and Maturities of Held-to-Maturity Securities	-	3
Purchases of Held-to-Maturity Securities	(46)	(47)
(Increase) Decrease in Other Short-Term Investments	(652)	77
Increase in Loans and Leases	(1,704)	(1,698)
Decrease in Operating Lease Equipment	66	73
Purchases of Bank Premises and Equipment	(114)	(72)
Proceeds from Disposal of Bank Premises and Equipment	7	-
Cash Acquired in Business Combination	242	-
Net Cash Used In Investing Activities	(2,023)	(2,920)
Financing Activities
Increase (Decrease) in Core Deposits	452	(576)
Increase (Decrease) in Certificates - $100,000 and Over, Including Foreign Office	2,791	(1,269)
(Decrease) Increase in Federal Funds Purchased	(2,523)	573
(Decrease) Increase in Other Short-Term Borrowings	(7)	1,509
Proceeds from Issuance of Long-Term Debt	2,496	2,608
Repayment of Long-Term Debt	(463)	(730)
Payment of Cash Dividends	(194)	(165)
Exercise of Stock Options, Net	26	29
Purchases of Treasury Stock	(1,640)	(325)
Other	-	1
Net Cash Provided by Financing Activities	938	1,655
Decrease in Cash and Due from Banks	(141)	(347)
Cash and Due from Banks at Beginning of Period	2,561	2,359
Cash and Due from Banks at End of Period	$2,420	2,012
Cash Payments
Interest	$372	241
Federal Income Taxes	16	85
Supplemental Cash Flow Information
Business Acquisitions:
Fair Value of Tangible Assets Acquired (Noncash)	5,149	-
Goodwill and Identifiable Intangible Assets Acquired	1,293	-
Liabilities Assumed	(5,186)	-
Stock Options	(52)	-
Common Stock Issued	(1,446)	-

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, ($ in millions, except per share data)	2005	2004
Total Shareholders’ Equity, Beginning	$8,924	8,667
Net income	405	430
Other comprehensive income, net of tax:
Change in unrealized (losses) and gains on available-for-sale securities,
qualifying cash flow hedges and additional pension liability	(154)	219
Comprehensive income	251	649
Cash dividends declared:
Common stock (2005 - $.35 per share and 2004 - $.32 per share)	(194)	(180)
Preferred stock (a)	-	-
Stock options exercised including treasury shares issued	26	29
Stock-based compensation expense	18	23
Loans repaid related to the exercise of stock options, net	2	-
Excess corporate tax benefit related to stock-based compensation	3	-
Shares purchased	(1,640)	(325)
Acquisition	1,498	-
Other	-	1
Total Shareholders’ Equity, Ending	$8,888	8,864
(a)	Dividend on Preferred Stock is $.185 million for the three months ended March 31, 2005 and 2004.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2005 and 2004, the results of operations for the three months ended March 31, 2005 and 2004, the cash flows for the three months ended March 31, 2005 and 2004 and the changes in shareholders’ equity for the three months ended March 31, 2005 and 2004. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three months ended March 31, 2005 and 2004 and the cash flows for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2004 has been derived from the audited Consolidated Financial Statements of the Registrant included in the Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior periods’ Condensed Consolidated Financial Statements and related notes to conform with the current period presentation.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. As the Registrant has previously adopted the fair value recognition provisions of SFAS No. 123 and the retroactive restatement method described in SFAS No. 148, the adoption of this Statement will not have a material impact on the Registrant’s Consolidated Financial Statements. For further information on stock-based compensation see Note 11.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans) and for which a loss is deemed probable of occurring. SOP 03-3 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope considered in the future cash flows assessment. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004 and has not had a material effect on the Registrant’s Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (continued)

3.	Intangible Assets and Goodwill

Intangible assets consist of core deposits, servicing rights, customer lists and non-competition agreements. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives, generally over a period of up to 25 years. The Registrant reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Registrant’s intangible assets are shown in the table below.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2005:
Mortgage servicing rights	$964	(539)	(58)	367
Other consumer and commercial servicing rights	22	(11)	-	11
Core deposits	432	(214)	-	218
Other	29	(4)	-	25
Total intangible assets	$1,447	(768)	(58)	621
As of December 31, 2004:
Mortgage servicing rights	$940	(522)	(79)	339
Other consumer and commercial servicing rights	22	(9)	-	13
Core deposits	347	(204)	-	143
Other	9	(2)	-	7
Total intangible assets	$1,318	(737)	(79)	502
As of March 31, 2004:
Mortgage servicing rights	$891	(454)	(163)	274
Other consumer and commercial servicing rights	11	(2)	-	9
Core deposits	341	(186)	-	155
Total intangible assets	$1,243	(642)	(163)	438

As of March 31, 2005, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three months ended March 31, 2005 and 2004 was $31 million and $33 million, respectively.

Estimated amortization expense, including servicing rights, for fiscal years 2005 through 2009 is as follows:

For the years ended December 31 ($ in millions)
2005 (a)	$134
2006	124
2007	105
2008	91
2009	76
(a)	Includes three months actual and nine months estimated.

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the net carrying amount of goodwill by operating segment for the three months ended March 31, 2005 and 2004 were as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2004	$373	312	103	191	979
Acquisitions	497	667	24	-	1,188
Divestitures	-	-	-	-	-
Balance as of March 31, 2005	$870	979	127	191	2,167
Balance as of December 31, 2003	$188	234	99	217	738
Acquisitions	-	-	-	-	-
Divestitures	-	-	-	-	-
Balance as of March 31, 2004	$188	234	99	217	738

SFAS No. 142, “Goodwill and Other Intangible Assets,” issued in June 2001, discontinued the practice of amortizing goodwill and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. The Registrant has completed its most recent annual goodwill impairment test required by this Statement as of September 30, 2004 and has determined that no impairment exists.

4.	Retained Interests

As of March 31, 2005, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interests were as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	$354	7.6	11.9%	9.5%	N/A
Servicing assets	Adjustable	31	4.1	24.2	11.3	N/A
Home equity lines of credit:
Servicing assets	Adjustable	7	2.4	35.0	11.7	N/A
Residual interest	Adjustable	29	2.0	35.0	11.7	0.35	%(a)
Automotive loans:
Servicing assets	Fixed	6	1.2	1.55	12.0	N/A
Residual interest	Fixed	19	1.2	1.55	12.0	1.25	(b)
(a)	Annualized rate
(b)	Cumulative rate

Based on historical credit experience, expected credit losses for servicing rights have been deemed not to be material. The Registrant serviced $23.3 billion of residential mortgage loans and $1.2 billion of consumer loans for other investors at March 31, 2005.

Notes to Condensed Consolidated Financial Statements (continued)

Changes in capitalized servicing rights for the three months ended March 31:

($ in millions)	2005	2004
Beginning balance	$352	299
Amount capitalized	24	21
Amortization	(19)	(26)
Servicing valuation recovery (provision)	21	(11)
Ending balance	$378	283

Changes in the servicing rights valuation reserve for the three months ended March 31:

($ in millions)	2005	2004
Beginning balance	$(79)	(152)
Servicing valuation recovery (provision)	21	(11)
Ending balance	$(58)	(163)

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. This strategy includes the purchase of various free-standing derivatives (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps). The mark-to-market adjustments associated with these derivatives are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

Increasing interest rates during the first three months of 2005 and the resulting impact of changing prepayment speeds led to the recovery of $21 million in temporary impairment on the MSR portfolio. The volatility of interest rates during the first quarter of 2004 and resulting impact of changing prepayment speeds led to the recognition of $11 million in temporary impairment on the MSR portfolio. In addition, the Registrant recognized a net loss of $11 million and net gain of $20 million in the three months ended March 31, 2005 and 2004, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of March 31, 2005 and 2004, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $15 million and $4 million, respectively, and other liabilities included a fair value of $11 million as of March 31, 2005. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $2.7 billion and $2.4 billion as of March 31, 2005 and 2004, respectively. Temporary changes in the MSR valuation reserve are captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

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

Notes to Condensed Consolidated Financial Statements (continued)

As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed-rate MSR portfolio. Principal only swaps are total return swaps based on changes in the value of the underlying principal only trust.

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

FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended March 31, 2005, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2005, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income.

During 2004, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of the termination was recognized as a premium on the previously hedged long-term debt and is being amortized as an adjustment to yield.

The Registrant also enters into forward contracts to hedge the forecasted sale of its residential mortgage loans. For the three months ended March 31, 2005, the Registrant met certain criteria to qualify for matched terms accounting as defined in SFAS No. 133 on the hedged loans held for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheets.

As of March 31, 2005, there were no instances of designated hedges no longer qualifying as fair value hedges. The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Included in other assets:
Interest rate swaps related to debt	$36	49	95
Forward contracts related to mortgage loans held for sale	4	-	-
Total included in other assets	$40	49	95
Included in other liabilities:
Interest rate swaps related to debt	$100	44	-
Forward contracts related to mortgage loans held for sale	-	1	4
Total included in other liabilities	$100	45	4

Notes to Condensed Consolidated Financial Statements (continued)

CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions. As of March 31, 2005 and December 31, 2004, $24 million and $33 million, respectively, in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. As of March 31, 2004, $8 million in net deferred gains, net of tax, were recorded in accumulated other comprehensive income. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of March 31, 2005, $18 million in net deferred losses, net of tax, on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows is 18 months for hedges converting floating-rate debt to fixed. During the quarter ended March 31, 2005 and during the year ended December 31, 2004, the Registrant terminated certain derivatives qualifying as cash flow hedges. The fair value of these contracts, net of tax, is included in accumulated other comprehensive income and is being amortized over the designated hedging periods, which range from 14 months to 13 years.

As of March 31, 2005, there were no instances of designated hedges no longer qualifying as cash flow hedges. The following table reflects the market value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Included in other assets:
Interest rate swaps related to LIBOR-based loans	$-	-	25
Interest rate swaps related to debt	4	-	-
Total included in other assets	$4	-	25
Included in other liabilities:
Interest rate swaps related to debt	$-	-	8

FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and various other derivative contracts for the benefit of commercial customers. The Registrant economically hedges significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting third-party forward contracts with approved, reputable counterparties with matching terms and currencies that are generally settled daily.

Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Additionally, the Registrant occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility.

Notes to Condensed Consolidated Financial Statements (continued)

Revaluation gains and losses on interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are recorded as a component of mortgage banking revenue, revaluation gains and losses on foreign exchange derivative contracts, other commercial customer derivative contracts and interest rate risk derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 relating to free-standing derivative instruments are summarized below:

($ in millions)	2005	2004
Foreign exchange contracts for customers	$13	11
Interest rate lock commitments and forward contracts related to interest rate lock commitments	1	(2)
Derivative instruments related to MSR portfolio	(11)	20
Derivative instruments related to interest rate risk	1	12

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2005	December 31, 2004	March 31, 2004
Included in other assets:
Foreign exchange contracts for customers	$117	168	138
Interest rate contracts for customers	33	46	99
Interest rate lock commitments	3	1	-
Derivative instruments related to MSR portfolio	15	7	4
Derivative instruments related to interest rate risk	-	-	9
Total included in other assets	$168	222	250

Included in other liabilities:
Foreign exchange contracts for customers	$95	137	105
Interest rate contracts for customers	33	46	98
Interest rate lock commitments	2	1	3
Derivative instruments related to MSR portfolio	11	3	-
Total included in other liabilities	$141	187	206

The following table summarizes the Registrant’s derivative instrument positions (excluding commercial customer derivatives) at March 31, 2005:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$4,564	74	4.45%	2.93%
Receive floating/pay fixed	2,032	18	2.74	4.15
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale	625	1
Mortgage servicing rights portfolio:
Principal only swaps	121	16		3.03
Interest rate swaps - Receive fixed/pay floating	610	85	4.45	2.95
Interest rate swaps - Receive floating/pay fixed	516	111	3.01	4.77
Purchased swaptions	1,420	5	4.99
Total	$9,888

The notional amount related to commercial customer contracts outstanding at March 31, 2005 was $15.2 billion.

Notes to Condensed Consolidated Financial Statements (continued)

6.	Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At March 31, 2005, the Registrant had issued approximately $6.4 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $6.4 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At March 31, 2005, the Registrant maintained a credit loss reserve of approximately $19 million related to these standby letters of credit. Approximately 71% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through March 31, 2005, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at March 31, 2005 was approximately $2.4 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $2.4 billion at March 31, 2005. The outstanding balances are generally secured by the underlying collateral that include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. Given the investment grade nature of the loans transferred as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

At March 31, 2005, the Registrant had provided credit recourse on approximately $641 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $641 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $19 million relating to these residential mortgage loans sold.

As of March 31, 2005, the Registrant has also fully and unconditionally guaranteed $411 million of certain long-term borrowing obligations issued by five wholly-owned issuing trust entities that have been deconsolidated consistent with the provisions of FIN 46.

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the three months ended March 31, 2005, the Registrant processed approximately $28 million of chargebacks presented by issuing banks, resulting in no material actual losses to the Registrant. The Registrant accrues for probable losses based on historical experience and did not carry a material credit loss reserve at March 31, 2005.

Notes to Condensed Consolidated Financial Statements (continued)

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of March 31, 2005 was $46 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given certain FTS margin account relationships were in place prior to January 1, 2003 and the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

7.	Business Combinations

On January 1, 2005, the Registrant acquired in a merger 100% of the outstanding stock of First National, a bank holding company headquartered in Naples, Florida. First National operated 77 full-service banking centers located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The acquisition of First National allows the Registrant to expand its presence in the rapidly expanding Florida market.

Under the terms of the transaction, each share of First National common stock was exchanged for .5065 shares of the Registrant’s common stock, resulting in the issuance of 30.6 million shares of common stock. The common stock issued to effect the transaction was valued at $47.30 per share, the closing price of the Registrant’s common stock on the previous trading day, for a total transaction value of $1.5 billion. The total purchase price also includes the fair value of stock awards issued in exchange for stock awards held by First National employees, for which the aggregate fair value was $52 million.

The assets and liabilities of First National were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The fair values are preliminary and are subject to refinement as information becomes available. The results of First National’s operations were included in the Registrant’s Condensed Consolidated Statement of Income from the date of acquisition. In addition, the Registrant realized charges against its earnings for acquisition related expenses of approximately $7 million for the three months ended March 31, 2005. The acquisition related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with the conversion.

The transaction resulted in total intangible assets of $1.3 billion based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $85 million was allocated to core deposit intangibles, $7 million was allocated to customer lists and $13 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over ten years. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $1.2 billion of intangible assets was recorded as goodwill. Goodwill recognized in the First National acquisition is not deductible for income tax purposes.

On June 11, 2004, the Registrant acquired in a merger 100% of the outstanding stock of Franklin Financial, a bank holding company located in the Nashville, Tennessee metropolitan market that operated nine full-service banking centers. Under the terms of the transaction, each share of Franklin Financial common stock was exchanged for ..5933 shares of the Registrant’s common stock, resulting in the issuance of 5.1 million shares of common stock. The common stock issued to effect the transaction was valued at $55.52 per common share for a total transaction value of $317 million. The total purchase price also includes the fair value of stock awards issued in exchange for stock awards held by Franklin Financial employees, for which the aggregate fair value was $36 million.

The assets and liabilities of Franklin Financial were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The results of Franklin Financial’s operations were included in

Notes to Condensed Consolidated Financial Statements (continued)

the Registrant’s Condensed Consolidated Statement of Income from the date of acquisition. The transaction resulted in total goodwill and intangible assets of $282 million based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $7 million was allocated to core deposit intangibles, $6 million was allocated to customer lists and $2 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over seven and five years, respectively. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $267 million of intangible assets was recorded as goodwill. Goodwill recognized in the Franklin Financial acquisition is not deductible for income tax purposes.

The pro forma effect and the financial results of First National and Franklin Financial included in the results of operations subsequent to the date of acquisition were not material to the Registrant’s financial condition or the operating results for the periods presented.

8.	Related Party Transactions

At March 31, 2005 and 2004, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $284 million and $382 million, respectively. As of March 31, 2005 and 2004, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $83 million and $123 million, respectively.

Commitments to lend to related parties as of March 31, 2005, net of participations, were comprised of $272 million in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $12 million to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

9.	Legal and Regulatory Proceedings

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, prospects and related matters. The complaints, which had been consolidated, sought unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. On March 31, 2005 the Registrant announced that it had settled this suit. The settlement is subject to court approval. Under the terms of the settlement, the Registrant’s insurer and other parties will pay a total of $17 million to a fund to settle the claims with the class members. The impact of the disposition of this lawsuit is not material to the Registrant.

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

Notes to Condensed Consolidated Financial Statements (continued)

10.	Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost for the three months ended March 31:

($ in thousands)	2005	2004
Service cost	$162	205
Interest cost	3,462	3,783
Expected return on assets	(4,011)	(4,628)
Amortization and deferral of transition amount	-	(385)
Amortization of actuarial loss	2,282	2,379
Amortization of unrecognized prior service cost	129	128
Settlement	146	-
Net periodic pension cost	$2,170	1,482

Net periodic pension cost is recorded as a component of employee benefits in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Registrant evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance.

In March 2005, the Registrant contributed $50 million to its defined benefit plan. As a result of the contribution, the assumptions used to measure net periodic pension cost for 2005 were reevaluated and the assumed discount rate was lowered to 5.65% from 5.85%. The expected rate of compensation increase and the expected return on plan assets were not changed. The Registrant does not expect to make any further contributions to it pension plans during the remainder of 2005.

11.	Stock-Based Compensation

Effective January 1, 2004, the Registrant began recognizing expense for stock-based compensation under the fair value method of accounting described in SFAS No. 123. The Registrant also adopted the retroactive restatement method for recognizing stock-based compensation expense described in SFAS No. 148. Under SFAS No. 123, the Registrant recognizes compensation expense for the fair value of the stock-based grants over their vesting period. Stock-based compensation awards are eligible for issuance under the Incentive Compensation Plan, adopted on January 20, 2004 and approved by shareholders on March 23, 2004, to key employees, officers and directors of the Registrant and its subsidiaries. The Incentive Compensation Plan provides for nonqualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units and stock awards. Option and stock appreciation right grants are at fair market value at the date of the grant, have up to ten-year terms and vest and become fully exercisable at the end of three to four years of continued employment.

Notes to Condensed Consolidated Financial Statements (continued)

For the three months ended March 31, 2005, approximately .1 million restricted stock awards and .2 million stock appreciation rights were granted. For the three months ended March 31, 2004, there were no significant grants of stock-based awards. The weighted-average fair value of stock appreciation rights and stock options granted were $9.65 and $14.44 for the three months ended March 31, 2005 and March 31, 2004, respectively. The fair value of stock appreciation rights and stock options are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the three months ended March 31, 2005 and 2004:

	2005	2004
Expected dividend yield	3.48%	2.07 – 2.26%
Expected option life (in years)	6.0	6.0
Expected volatility	26%	28%
Risk-free interest rate	4.25%	3.15%

Stock-based compensation expense was $18 million and $23 million for the three months ended March 31, 2005 and 2004, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

12.	Other Comprehensive Income

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the three months ended March 31 are as follows:

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2005
Losses on available-for-sale securities	$(329)	115	(214)
Reclassification adjustment for net gains recognized in income	(14)	5	(9)
Unrecognized losses on available-for-sale securities	(343)	120	(223)	$(72)	(223)	(295)

Gains on cash flow hedges	8	(3)	5
Reclassification adjustment for net losses recognized in income	7	(3)	4
Unrecognized gains (losses) on cash flow hedges	15	(6)	9	(33)	9	(24)

Change in minimum pension liability	93	(33)	60	(64)	60	(4)
Total	$(235)	81	(154)	$(169)	(154)	(323)
2004
Gains on available-for-sale securities	$336	(117)	219
Reclassification adjustment for net gains recognized in income	(25)	9	(16)
Unrecognized gains (losses) on available-for-sale securities	311	(108)	203	$(49)	203	154
Gains (losses) on cash flow hedges	24	(8)	16	(8)	16	8
Change in minimum pension liability	-	-	-	(63)	-	(63)
Total	$335	(116)	219	$(120)	219	99

Notes to Condensed Consolidated Financial Statements (continued)

13.	Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the three months ended March 31 follows:

	2005			2004
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$405			$430
Dividends on preferred stock (a)	-			-
Net income available to common shareholders	$404	556	$0.73	$430	564	$0.76
Earnings per diluted share:
Net income available to common shareholders	$404	556	$0.73	$430	564	$0.76
Unvested restricted shares		1			-
Effect of dilutive securities:
Stock based awards		5	(0.01)		8	(0.01)
Convertible preferred stock (b)	-	-		-	-
Net income available to common shareholders plus assumed conversions	$404	562	$0.72	$430	572	$0.75
(a)	Dividend on preferred stock is $.185 million for the three months ended March 31, 2005 and 2004.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is .308 million shares for the three months ended March 31, 2005 and 2004.

Options to purchase 24.5 million and 6.7 million shares outstanding during the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

14.	Segments

The Registrant’s principal activities include Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions. Commercial Banking offers banking, cash management and financial services to business, government and professional customers. Retail Banking provides a full range of deposit products and consumer loans and leases. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The Other/Eliminations column includes the unallocated portion of the investment portfolio, certain non-deposit funding, unassigned equity and other items not attributed to the other segments.

The Registrant manages interest rate risk centrally at the corporate level by employing a FTP methodology. This methodology insulates the segments from interest rate risk, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration. The statements of income in the table below are on an FTP basis. In addition to the previously mentioned items, the Other/Eliminations column includes the net effect of the FTP methodology.

Notes to Condensed Consolidated Financial Statements (continued)

The performance measurement of the segments is based on the management structure of the Registrant and is not necessarily comparable with similar information for any other financial institution. Additionally, the information presented is not necessarily indicative of the segments’ financial condition and results of operations if they were to exist as independent entities. Generally, the segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Registrant’s diverse customer base. In the second quarter of 2004, the Registrant refined its segment reporting as a result of a cost center review and point of cross-sell identification. Prior periods have been conformed to the current period presentation. The financial information for each segment is reported on the basis used internally by the Registrant’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers.

Results of operations and selected financial information by operating segment for the three months ended March 31, 2005 and 2004 are as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Three months ended March 31, 2005:
Net interest income (b)	$354	545	51	4	(195)	-	759
Provision for loan and lease losses	31	48	2	2	(16)	-	67
Net interest income after provision for loan and lease losses	323	497	49	2	(179)	-	692
Noninterest income	112	241	94	154	6	-	607
Noninterest expense	166	326	98	105	10	-	705
Income before income taxes	269	412	45	51	(183)	-	594
Applicable income taxes (b)	84	145	16	18	(74)	-	189
Net income	$185	267	29	33	(109)	-	405
Average assets	$30,338	60,264	2,607	726	7,073	-	101,008
Three months ended March 31, 2004:
Net interest income (b)	$315	492	37	3	(39)	(49)	759
Provision for loan and lease losses	42	38	2	2	6	(3)	87
Net interest income after provision for loan and lease losses	273	454	35	1	(45)	(46)	672
Noninterest income	100	273	99	133	33	(12)	626
Noninterest expense	147	331	92	101	14	(37)	648
Income before income taxes	226	396	42	33	(26)	(21)	650
Applicable income taxes (b)	71	134	14	11	(3)	(7)	220
Net income	$155	262	28	22	(23)	(14)	430
Average assets	$26,901	57,872	2,120	667	10,267	(5,884)	91,943
(a)	In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The adjusted results of First National (excluding the divested First National insurance business) and Franklin Financial have been included in the segments and are eliminated in the Acquisitions column.
(b)	Includes taxable-equivalent adjustments of $8 million and $9 million for the three months ended March 31, 2005 and 2004, respectively.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, prospects and related matters. The complaints, which had been consolidated, sought unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. On March 31, 2005 the Registrant announced that it had settled this suit. The settlement is subject to court approval. Under the terms of the settlement, the Registrant’s insurer and other parties will pay a total of $17 million to a fund to settle the claims with the class members. The impact of the disposition of this lawsuit is not material to the Registrant.

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

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2005 – January 31, 2005	35,502,955	$45.95	35,500,000	20,185,112
February 1, 2005 – February 28, 2005	4,615	46.62	—	20,185,112
March 1, 2005 – March 31, 2005	2,632	45.55	—	20,185,112
Total	35,510,202	$45.95	35,500,000	20,185,112
(a)	The Registrant repurchased 2,955, 4,615 and 2,632 shares during January, February and March, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On June 15, 2004, the Registrant announced its Board of Directors had authorized management to repurchase up to 40 million shares of the Registrant’s common stock through the open market or in any private transaction. On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase up to an additional 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Submission of Matters to a Vote of Security Holders (Item 4)

On March 22, 2005, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders voted on the following proposals stated in the Proxy Statement dated February 23, 2005, which are incorporated by reference herein.

The proposals voted on and approved by the shareholders at the Annual Meeting were as follows:

1.	Election of five (5) Class I Directors (James P. Hackett, Joan R. Herschede, Robert L. Koch II, Kenneth W. Lowe, Thomas W. Traylor) to serve until the Annual Meeting in 2008.

Summary of Votes	Number of Shares
	For	Withheld
Election of Class I Directors:
James P. Hackett	443,259,646	12,925,066
Joan R. Herschede	442,387,563	13,797,148
Robert L. Koch II	446,676,851	9,507,861
Kenneth W. Lowe	444,021,309	12,163,403
Thomas W. Traylor	444,759,341	11,430,371

2.	Approval of the proposal to amend Article III Section 2 of the Code of Regulations, as amended, to reduce the default number of directors and to reduce the minimum number of directors that the Board may set without shareholder approval by a vote of 326,565,890 for, 33,245,427 against, 6,104,344 abstain and 90,269,051 broker non-votes.

3.	Approval of the proposal to appoint the firm of Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Registrant for the year 2005 by a vote of 444,522,419 for, 7,666,724 against and 3,995,569 abstain.

Exhibits (Item 6)

(a)	List of Exhibits

(3	)(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3	)(ii)	Code of Regulations, as amended.

(31	)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31	)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32	)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32	)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp Registrant

Date: May 5, 2005	/s/ R. Mark Graf
R. Mark Graf Senior Vice President and Chief Financial Officer