Form 10-Q
period 2005-06-30
FIFTH THIRD BANCORP
filed 2005-08-04
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

Commission File Number 0-8076

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

Yes  X          No

There were 556,134,311 shares of the Registrant’s Common Stock, without par value, outstanding as of July 31, 2005.

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

  TABLE 1: Selected Financial Data

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
($ in millions, except per share data)	2005	2004		2005	2004
Income Statement Data
Net interest income (a)	$758	771	(2)	$1,517	1,530	(1)
Noninterest income	635	749	(15)	1,242	1,376	(10)
Total revenue (a)	1,393	1,520	(8)	2,759	2,906	(5)
Provision for loan and lease losses	60	90	(33)	127	177	(28)
Noninterest expense	728	742	(2)	1,432	1,391	3
Net income	417	448	(7)	822	878	(6)
Common Share Data
Earnings per share	$.75	.80	(6)	$1.48	1.56	(5)
Earnings per diluted share	.75	.79	(5)	1.47	1.54	(5)
Cash dividends per common share	.35	.32	9.70		.64	9
Book value per share	16.82	14.97	12
Dividend payout ratio	46.7%	40.5	15	47.6%	41.6	14
Financial Ratios
Return on average assets	1.63%	1.91	(15)	1.63%	1.90	(14)
Return on average shareholders’ equity	18.1	21.0	(14)	18.1	20.4	(11)
Average equity as a percent of average assets	8.98	9.08	(1)	9.00	9.31	(3)
Net interest margin (a)	3.29	3.54	(7)	3.33	3.57	(7)
Efficiency (a)	52.2	48.8	7	51.9	47.8	9
Credit Quality
Total net losses charged-off	$55	59	(6)	$118	130	(9)
Net losses charged-off as a percent of average loans and leases	.34%	.43	(21)	.37%	.48	(23)
Allowance for loan and lease losses as a percent of loans and leases	1.09	1.31	(17)
Allowance for credit losses as a percent of loans and leases (b)	1.20	1.43	(16)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.51	.50	2
Underperforming assets as a percent of loans, leases and other assets, including other real estate owned	.71	.73	(3)
Average Balances
Loans and leases, including held for sale	$66,762	56,325	19	$65,924	55,507	19
Investment securities and other short-term investments	25,716	31,173	(18)	25,916	30,626	(15)
Total assets	102,765	94,331	9	101,891	93,137	9
Demand deposits	13,905	12,251	13	13,696	11,826	16
Interest-bearing deposits	49,858	43,182	15	49,811	43,554	14
Short-term borrowings	9,372	15,175	(38)	9,623	14,853	(35)
Long-term debt	17,049	12,317	38	16,331	11,304	44
Shareholders’ equity	9,224	8,566	8	9,166	8,672	6
Regulatory Capital Ratios
Tier 1 capital	8.48%	10.59	(20)
Total risk-based capital	10.80	12.83	(16)
Tier 1 leverage	7.76	8.97	(13)
(a)	Amounts presented on a fully taxable equivalent basis.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.

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

The Registrant is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2005, the Registrant had $103.2 billion in assets, operated 17 affiliates with 1,098 full-service Banking Centers including 128 Bank Mart® locations open seven days a week inside select grocery stores and 1,994 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. The financial strength of the Registrant’s largest banks, Fifth Third Bank and Fifth Third Bank (Michigan), continues to be recognized by rating agencies with deposit ratings of AA- and Aa1 from Standard & Poor’s and Moody’s, respectively. Additionally, the Registrant is recognized by Moody’s with one of the highest senior debt ratings for any U.S. bank holding company of Aa2. The Registrant operates four main businesses: Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions.

The Registrant’s revenues are fairly evenly dependent on net interest income and noninterest income. For the six months ended June 30, 2005, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 55% and 45% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Registrant. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to strong financial performance and capital strength of the Registrant.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, including the relative level of short-term and long-term interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Registrant earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Registrant to interest rate risk that could result in potential adverse changes to net interest income. The Registrant manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Registrant enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks.

The Registrant is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by loan defaults or inadequate collateral, among other factors.

Noninterest income is derived primarily from electronic funds transfer (“EFT”) and merchant transaction processing fees, fiduciary and investment management fees, banking fees and service charges and mortgage banking revenue.

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Registrant that are not taxable for federal income tax purposes. The Registrant believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

The Registrant completed its acquisition of Franklin Financial Corporation (“Franklin Financial”) in June of 2004 and has expanded its presence in the Nashville market. As of June 30, 2005, the Registrant has 17 banking centers within this market. In August of 2004, the Registrant announced an agreement to acquire First National Bankshares of Florida, Inc., (“First National”) a bank holding company with $5.6 billion in assets located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The acquisition was completed on January 1, 2005 and the Registrant completed its conversion activity associated with this acquisition in the first quarter. As a result of this transaction, the Registrant’s Florida affiliate currently has 85 full-service locations.

The Registrant’s net income was $417 million in the second quarter of 2005, a seven percent decrease compared to $448 million for the same period last year. Earnings per diluted share were $.75 for the second quarter, a five percent decrease from $.79 for the same period last year. The Registrant’s quarterly dividend increased to $.35 per common share from $.32, an increase of nine percent on a year-over-year basis.

Net interest income on a fully taxable equivalent basis decreased two percent compared to the same period last year. The net interest margin decreased from 3.38% in the first quarter of 2005 to 3.29% in the second quarter of 2005 primarily due to the further flattening of the interest rate yield curve, the growth in loans relative to the growth in core deposits and mix shifts within the core deposit base. Noninterest income increased six percent, exclusive of the $148 million gain on certain third party merchant contracts

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

sold in the second quarter of 2004, primarily due to a $32 million or 21% increase in electronic payment processing revenue; comparison being provided to supplement an understanding of fundamental noninterest income trends. Noninterest expense increased 10% versus the same period last year, exclusive of the $78 million charge related to the early retirement of approximately $1 billion of Federal Home Loan Bank (“FHLB”) advances in the second quarter of 2004, primarily due to increased information technology expenditures, significant investments in the sales force and retail distribution network as evidenced by the addition of approximately 2,100 sales personnel since June 30, 2004, de-novo banking center expansions and the acquisition of First National; comparison being provided to supplement an understanding of fundamental noninterest expense trends.

The Registrant continues to invest in the geographic areas within its footprint that offer the best growth prospects as it believes this is the most cost efficient method of expansion within its largest affiliate markets. Additionally, the Registrant opened its first two banking centers in Pittsburgh during 2005 and has opened 27 new banking centers that did not involve the relocation or consolidation of existing facilities during the first six months of 2005, with plans to continue adding banking centers in key markets throughout 2005 at levels similar to the 76 added in 2004.

Credit quality metrics improved in the second quarter of 2005 and remained at historically strong levels. Net charge-offs as a percent of average loans and leases declined to .34% in the second quarter of 2005 from .40% in the first quarter of 2005 and .43% in the second quarter of 2004. Nonperforming assets as a percent of loans and leases at June 30, 2005 were .51% compared to .53% at March 31, 2005 and .50% at June 30, 2004.

The Registrant’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of June 30, 2005, the Tier 1 capital ratio was 8.48% and the total risk-based capital ratio was 10.80%. The Registrant’s capital strength and financial stability have enabled the Registrant to maintain a Moody’s credit rating that is equaled or surpassed by only four other U.S. bank holding companies.

RECENT ACCOUNTING STANDARDS

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the new accounting policies adopted by the Registrant during 2005 and 2004 and the expected impact of accounting policies issued but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan and Lease Losses

The Registrant maintains an allowance to absorb probable loan and lease losses inherent in the portfolio. The allowance is maintained at a level the Registrant considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan and lease losses are based on the Registrant’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of the allowance, the Registrant estimates losses using a range derived from “base” and “conservative” estimates. The Registrant manages credit risk through a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

Homogenous loans, such as consumer installment, residential mortgage loans and automobile leases are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

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

Based on the procedures discussed above, the Registrant is of the opinion that the allowance of $722 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at June 30, 2005.

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has both the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and noninterest income in the Condensed Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Registrant’s intent and ability to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income. At June 30, 2005, 92% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Registrant believes the price movements in these securities are dependent upon the movement in market interest rates particularly given the negligible inherent credit risk for these securities. The Registrant also maintains its intent and ability to hold these securities.

Valuation of Servicing Rights

When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain servicing rights. Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation reserve. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life of the loans, the discount rate, the weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Registrant monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on the financial asset type and interest rates. In addition, the Registrant obtains an independent third-party valuation of the mortgage servicing rights (“MSR”) portfolio on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

At June 30, 2005, the change in the fair value of MSRs due to an immediate 10% and 20% adverse change in the current prepayment assumptions would be a decrease of approximately $19 million and $36 million, respectively, and due to an immediate 10% and 20% favorable change in the current prepayment assumption would be an increase of approximately $21 million and $43 million, respectively. The change in the fair value of the MSR portfolio at June 30, 2005, due to an immediate 10% and 20% adverse change in the discount rate assumptions would be a decrease of approximately $11 million and $21 million, respectively, and due to an immediate 10% and 20% favorable change in the discount rate assumption would be an increase of approximately $11 million and $23 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Compared to the second quarter of 2004, net interest income on a fully taxable basis decreased two percent as the six percent growth in average earning assets was mitigated by a 25 basis point (“bp”) decline in the net interest margin. The net interest margin was negatively impacted by the $1.6 billion repurchase of common stock, the growth in loans relative to the growth in core deposits and the corresponding increase in wholesale funding, the change in mix within core deposits and the continued flattening of the interest rate yield curve.

The growth in average loans and leases of $10.4 billion from the second quarter of 2004 to the second quarter of 2005 outpaced the $7.8 billion growth in core deposits in the same period resulting in additional higher cost wholesale funding. In the second quarter of 2005, the cost of wholesale funding and other borrowings averaged 3.16% compared to the cost of interest-bearing core deposits of 1.86%. Within interest-bearing core deposits, money market and other time deposit balances combined to represent 31% of the total in the second quarter of 2005 compared to 25% in the second quarter of 2004. Money market and other time deposit balances generally receive a higher rate of interest than interest checking and savings balances. The combined rate paid on money market and other time deposit balances was 2.73% in the second quarter of 2005 compared to the combined rate of 1.47% on interest checking and savings balances. Net interest rate spread declined 42 bp from 3.28% in the second quarter of 2004 to 2.86% in the second quarter of 2005 due largely to the flattening interest rate yield curve and the impact of changing funding mix highlighted above. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 350 bp in the second quarter of 2004 to 171 bp in the first quarter of 2005 and to 123 bp in the second quarter of 2005 illustrating the relative pressure between shorter-term and longer-term funding costs and general security portfolio re-investment opportunities.

Interest income (FTE) from loans and leases increased $253 million or 37% compared to the second quarter of 2004. The increase resulted from the growth in average loans and leases of $10.4 billion or 19% for the second quarter of 2005 over the comparable period in 2004 as well as a 74 bp increase in average rates. The increase in average loans and leases included growth in commercial loans and leases of $6.8 billion or 23% compared to the second quarter of 2004 with the Registrant experiencing double-digit growth in average commercial loans in the majority of affiliate markets, with approximately 20% or greater growth in Indianapolis, Chicago and Florida. Excluding the impact of the Franklin Financial acquisition completed in the second quarter of 2004 and the First National acquisition completed in the first quarter of 2005, average commercial loans and leases increased by 12%; comparison being provided to supplement an understanding of fundamental trends. The Registrant continues to benefit from increased credit line usage from existing commercial customers as well as success in gaining new customers within its footprint. Average consumer loans and leases increased by $3.7 billion or 13% compared to the second quarter of 2004 with the Registrant experiencing 25% or greater organic growth in the recent acquisition markets of Nashville and Florida and 15% or greater growth in Cincinnati, Columbus and Cleveland. Excluding the impact of the Franklin Financial and First National acquisitions as well as the $750 million auto loan securitization that occurred in the second quarter of 2004, average consumer loans increased by 11%; comparison being provided to supplement an understanding of fundamental trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

  TABLE 2: Components of Average Loans and Leases

For the three months ended ($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Commercial loans and leases:
Commercial	$17,768	15,565	14,724
Mortgage	9,042	7,617	7,327
Construction	5,467	4,247	3,598
Leases	3,436	3,333	3,306
Total commercial loans and leases, including held for sale	35,713	30,762	28,955
Consumer loans and leases:
Installment	19,414	17,995	17,744
Mortgage and construction	9,029	7,724	6,499
Credit card	755	827	767
Leases	1,851	2,132	2,360
Total consumer loans and leases, including held for sale	31,049	28,678	27,370
Total loans and leases, including held for sale	$66,762	59,440	56,325
Total loans and leases, excluding held for sale	$65,649	58,714	54,960

Interest income (FTE) from investment securities and short-term investments decreased $39 million or 12% during the second quarter of 2005 compared to the same period in 2004 due to the reduction of the investment securities portfolio as a result of the balance sheet initiative undertaken in the fourth quarter of 2004 to reduce risks associated with increasing interest rates. These balance sheet initiatives included: (i) the sale of approximately $6.4 billion in the available-for-sale securities portfolio with a weighted-average coupon of 3.2%; (ii) the early retirement of approximately $2.8 billion of long-term debt with a weighted-average coupon of 5.4%; (iii) the termination of $2.8 billion in notional of receive-fixed/pay-variable interest rate swaps; and (iv) reductions in certain other wholesale borrowings. The average yield on taxable securities increased by only 23 bp due to the relative stability in longer-term interest rates.

The interest on core deposits increased $105 million or 116% in the second quarter of 2005 over the comparable period in 2004 due to increases in short-term interest rates and increasing average balances. Average core deposits increased $7.8 billion or 16% compared to the second quarter of 2004. Excluding the impact from both the Franklin Financial and First National acquisitions, average core deposits increased $4.2 billion or nine percent over the same period last year; comparison being provided to supplement an understanding of fundamental trends. The growth in noninterest-bearing funds and other core deposits is a critical component in the growth of net interest income. A key focus of the Registrant continues to be growing its transaction deposit products such as checking, savings and money market accounts in order to reduce its reliance on other sources to fund the expected growth in the balance sheet.

The interest on wholesale funding, long-term debt and short-term bank notes increased by $122 million or 83% in the second quarter over the comparable period in 2004 due to the increase in the average balance of long-term debt coupled with increases in short-term rates. Average wholesale funding and short-term bank notes decreased $5.3 billion, or 23%, while average long-term debt increased $4.7 billion, or 38%, in the second quarter of 2005 over the comparable period in 2004. Consistent with previous quarters, the Registrant has increased long-term debt to fund the growth in the balance sheet and to reduce its reliance on short-term wholesale funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended June 30,	2005			2004			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b)	$66,762	$939	5.64%	$56,325	$686	4.90%	$138	115	253
Securities:
Taxable	24,771	268	4.33	29,987	305	4.10	(55)	18	(37)
Exempt from income taxes (b)	815	15	7.29	920	17	7.59	(2)	-	(2)
Other short-term investments	130	1	3.28	266	1.98		(1)	1	-
Total interest-earning assets	92,478	1,223	5.30	87,498	1,009	4.64	80	134	214
Cash and due from banks	2,822			2,106
Other assets	8,182			5,447
Allowance for loan and lease losses	(717)			(720)
Total assets	$102,765			$94,331
Liabilities
Interest-bearing liabilities:
Interest checking	$19,267	$71	1.49%	$19,268	$35.74%		$-	36	36
Savings	9,697	35	1.44	7,803	11.59		4	20	24
Money market	4,755	28	2.37	2,965	6.83		5	17	22
Other time deposits	8,286	61	2.93	5,822	38	2.57	17	6	23
Certificates - $100,000 and over	3,946	29	2.92	2,836	11	1.61	6	12	18
Foreign office deposits	3,907	29	2.98	4,488	11	1.02	(2)	20	18
Federal funds purchased	3,952	29	2.97	6,689	17	1.03	(9)	21	12
Short-term bank notes	230	2	2.84	1,045	3	1.07	(3)	2	(1)
Other short-term borrowings	5,190	34	2.63	7,441	17.92		(6)	23	17
Long-term debt	17,049	147	3.46	12,317	89	2.88	38	20	58
Total interest-bearing liabilities	76,279	465	2.44	70,674	238	1.36	50	177	227
Demand deposits	13,905			12,251
Other liabilities	3,357			2,840
Total liabilities	93,541			85,765
Shareholders’ equity	9,224			8,566
Total liabilities and shareholders’ equity	$102,765			$94,331
Net interest income margin (taxable equivalent)		$758	3.29%		$771	3.54%	$30	(43)	(13)
Net interest rate spread (taxable equivalent)			2.86%			3.28%
Interest-bearing liabilities to interest-earning assets			82.48%			80.77%
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $8 million and $9 million for the three months ended June 30, 2005 and 2004, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the six months ended June 30,	2005			2004			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b)	$65,924	$1,809	5.53%	$55,507	$1,358	4.92%	$273	178	451
Securities:
Taxable	24,852	534	4.33	29,420	614	4.20	(98)	18	(80)
Exempt from income taxes (b)	835	31	7.32	958	35	7.42	(4)	-	(4)
Other short-term investments	229	2	2.06	248	2.94		-	-	-
Total interest-earning assets	91,840	2,376	5.22	86,133	2,009	4.69	171	196	367
Cash and due from banks	2,721			2,076
Other assets	8,046			5,638
Allowance for loan and lease losses	(716)			(710)
Total assets	$101,891			$93,137
Liabilities
Interest-bearing liabilities:
Interest checking	$19,618	$134	1.38%	$19,410	$72.75%		$1	61	62
Savings	9,519	61	1.30	7,549	21.54		6	34	40
Money market	4,770	53	2.26	3,057	13.84		10	30	40
Other time deposits	8,038	113	2.83	5,802	78	2.69	31	4	35
Certificates - $100,000 and over	3,744	54	2.92	2,524	20	1.62	13	21	34
Foreign office deposits	4,122	56	2.72	5,212	26	1.02	(6)	36	30
Federal funds purchased	4,060	54	2.68	6,941	35	1.01	(19)	38	19
Short-term bank notes	501	6	2.60	773	4	1.05	(2)	4	2
Other short-term borrowings	5,062	61	2.41	7,139	33.90		(12)	40	28
Long-term debt	16,331	267	3.29	11,304	177	3.16	83	7	90
Total interest-bearing liabilities	75,765	859	2.29	69,711	479	1.38	105	275	380
Demand deposits	13,696			11,826
Other liabilities	3,264			2,928
Total liabilities	92,725			84,465
Shareholders’ equity	9,166			8,672
Total liabilities and shareholders’ equity	$101,891			$93,137
Net interest income margin (taxable equivalent)		$1,517	3.33%		$1,530	3.57%	$66	(79)	(13)
Net interest rate spread (taxable equivalent)			2.93%			3.31%
Interest-bearing liabilities to interest-earning assets			82.50%			80.93%
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $17 million and $18 million for the six months ended June 30, 2005 and 2004, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan and Lease Losses

The Registrant provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on the factors discussed in Critical Accounting Policies. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Registrant. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current charge-offs less recoveries in the current period on previously charged off assets.

The provision for loan and lease losses was $60 million in the second quarter of 2005 compared to $90 million in the same period last year. The decrease from the second quarter last year is due to the reduction in net charge-offs as a percentage of average loans and leases to .34% from .43% at the end of the second quarter of 2004 and the overall credit reserve anticipated loss rate assessments in the second quarter of 2004 that resulted in additional provision expense of $31 million in excess of that periods charge-off amounts. Net charge-offs decreased six percent to $55 million in the second quarter of 2005 compared to $59 million in the same period of 2004. The allowance for loan and lease losses as a percent of loans and leases declined to 1.09% from 1.31% at June 30, 2004. A portion of the decline in the allowance percentage is due to the acquisition of First National and its respective loan portfolio being recorded at fair value and not carrying over the previously existing allowance. Credit quality metrics and trends have continued to remain at historically strong levels for the Registrant as reflected by improved unemployment rates and favorable trends in corporate profits. Refer to Credit Risk Management for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors considered by the Registrant in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three and six months ended June 30, 2005, noninterest income decreased by 15% and 10%, respectively. The components of noninterest income for these periods are as follows:

  TABLE 5: Noninterest Income

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2005	2004		2005	2004
Electronic payment processing revenue	$180	148	21%	$348	297	17%
Service charges on deposits	132	131	-	253	254	(1)
Mortgage banking net revenue	46	61	(25)	87	105	(17)
Investment advisory revenue	91	97	(6)	180	190	(5)
Operating lease revenue	15	44	(66)	35	95	(63)
Other noninterest income	156	268	(41)	309	409	(24)
Securities gains, net	15	-	NA	30	26	16
Total noninterest income	$635	749	(15)%	$1,242	1,376	(10)%

  NA – Not applicable given prior period balance.

Electronic payment processing revenue increased $32 million, or 21%, in the second quarter of 2005 compared to the same period last year. EFT revenue increased 28% and merchant processing revenue increased 13% compared to the same period in 2004. The Registrant continues to realize strong sales momentum from the addition of new customer relationships, particularly in its merchant services and EFT businesses, and good results in the level of retail activity. The merchant services business also continues to remain focused on the services provided to its existing customer base as evidenced by the signing of a long-term contract extension during the second quarter of 2005 with its largest customer, The Kroger Company. The Registrant handles electronic processing for approximately 125,000 merchant locations and 1,500 financial institutions worldwide.

Service charges on deposits were flat in the second quarter of 2005 compared to the same period last year. Both commercial and consumer service charges were essentially unchanged. Despite growth in the number of relationships and overall activity, commercial service charges were negatively impacted compared to the second quarter last year by the increase in earnings credits on commercial customer demand deposit accounts due to the higher interest rate environment. Growth in the number of retail checking account relationships and deposits continues to be a primary focus for the Registrant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue declined to $46 million in the second quarter of 2005 from $61 million in the same period last year. The components of mortgage banking net revenue for the three and six months ended June 30, 2005 and 2004 are as follows:

  TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2005	2004	2005	2004
Mortgage banking fees and loan sales	$65	70	112	131
Net valuation adjustments and amortization on mortgage servicing rights	(37)	34	(33)	(1)
Net gains (losses) and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	18	(43)	8	(25)
Mortgage banking net revenue	$46	61	87	105

Mortgage originations declined to $2.6 billion in the second quarter of 2005 as compared to $2.8 billion in the same period last year resulting in a corresponding decrease in mortgage banking fees.

The decrease in longer-term interest rates in the second quarter of 2005 and the corresponding increase in prepayment speeds led to the recognition of $21 million in temporary impairment on the MSR portfolio in the second quarter as compared to the reversal of temporary impairment of $56 million in the second quarter of 2004 when longer-term interest rates were increasing. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. The Registrant recognized a net gain of $18 million and a net loss of $45 million in the second quarter of 2005 and 2004, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

During the first six months of 2005, the Registrant primarily used principal only swaps, interest rate swaps and swaptions to hedge the economic risk of the MSR portfolio as they were deemed to be the best available instrument for several reasons. Principal only swaps hedge the mortgage-LIBOR spread because they appreciate in value as a result of tightening spreads. They also provide prepayment protection as they increase in value as prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Swaptions are positive convexity hedges primarily used to hedge the negative convexity of the MSR portfolio. Receive fixed/pay floating interest rate swaps increase in value when interest rates do not increase as quickly as expected. Due to increasing uncertainty as to the expected direction of longer-term interest rates, the Registrant increased the purchase of swaptions and receive fixed/pay floating derivatives used to economically hedge the MSR portfolio. As of June 30, 2005 and 2004, the Registrant held a combination of free-standing derivatives, including principal only swaps, swaptions and interest rate swaps with a net fair value of $11 million and $1 million, respectively, on outstanding notional amounts of $3.7 billion and $.7 billion, respectively.

The Registrant’s total residential mortgage loans serviced at June 30, 2005 and 2004 was $31.5 billion and $29.8 billion, respectively, with $24.5 billion and $23.9 billion, respectively, of residential mortgage loans serviced for others.

Investment advisory revenues decreased six percent in the second quarter of 2005 compared to the same period last year. The decrease resulted primarily from declines in retail brokerage related revenues. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant expects near and intermediate term revenue trends to be driven by the degree of success in continuing to grow the institutional money management business and in penetrating a large middle market commercial customer base with retirement and wealth planning services. The Registrant is one of the largest money managers in the Midwest and as of June 30, 2005 had over $187 billion in assets under care and $33 billion in assets under management.

Operating lease revenue results from the consolidation in the third quarter of 2003 of a special purpose entity (“SPE”) formed for the purpose of the sale and subsequent leaseback of leased autos. The consolidation was the result of the Registrant’s implementation of Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003).” The operating lease revenue declined $29 million from the second quarter of last year to $15 million and will continue to decline as the leases mature.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income for the three and six months ended June 30, 2005 and 2004 are as follows:

  TABLE 7: Components of Other Noninterest Income

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2005	2004		2005	2004
Cardholder fees	$15	11	28%	$29	23	25%
Consumer loan and lease fees	15	15	2	28	28	1
Commercial banking revenue	50	42	21	96	82	17
Bank owned life insurance income	22	15	49	45	30	52
Insurance income	8	8	1	14	15	(6)
Gain on sale of certain merchant processing contracts	-	148	(100)	-	148	(100)
Other	46	29	58	97	83	16
Total other noninterest income	$156	268	(41)%	$309	409	(25)%

Comparisons to the prior year are impacted by the $148 million gain on the sale of certain third party merchant contracts in the second quarter of 2004. Exclusive of the impact of this transaction, other noninterest income increased by 30% in the second quarter of 2005 compared to the same period last year; comparison being provided to supplement fundamental trends in other noninterest income. The increase was primarily attributable to strong growth across numerous subcategories including commercial banking revenue and customer interest rate derivative sales, which increased $7 million compared to the same quarter last year. Comparisons to prior year are also impacted by the acquisitions of First National and Franklin Financial.

Noninterest Expense

The Registrant continues to focus on efficiency initiatives as part of its core emphasis on operating leverage. These initiatives include increasing levels of process automation, the rationalization and reduction of non-core businesses as they relate to the Registrant’s retail and middle market customer base and an increased emphasis on required returns on invested capital.

Operating expense levels are often measured using the efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income), which was 52.2% and 48.8% for the second quarter of 2005 and 2004, respectively. The major components of noninterest expense for the three and six months ended June 30, 2005 and 2004 are as follows:

  TABLE 8: Noninterest Expense

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2005	2004		2005	2004
Salaries, wages and incentives	$295	254	16%	$561	500	12%
Employee benefits	67	66	1	148	141	5
Equipment expense	25	19	29	50	39	27
Net occupancy expense	54	47	16	108	93	16
Operating lease expense	10	32	(67)	26	70	(64)
Other noninterest expense	277	324	(15)	539	548	(1)
Total noninterest expense	$728	742	(2)%	$1,432	1,391	3%

Total noninterest expense decreased two percent in the second quarter of 2005 compared to the same period last year. Comparison to the prior year period is impacted by the $78 million charge related to the early retirement of approximately $1 billion of FHLB advances. Exclusive of the impact of the debt termination charge, total noninterest expense increased by 10% over the same quarter last year due to increased information technology expenditures and significant investments in the sales force and retail distribution network as evidenced by the increases in the employee-related and net occupancy expense captions; a comparison being provided to supplement an understanding of fundamental noninterest expense trends. Salaries, wages and incentives increased 16% for the current quarter compared to the second quarter of 2004 due to the addition of approximately 2,600 employees, of which nearly 80% are in revenue producing positions and approximately $8 million in severance related expenses. Net occupancy expenses increased 16% in the second quarter of 2005 over the same period last year due to the addition of 137 new banking centers that did not involve the relocation or consolidation of existing facilities, 76 of which resulted from the First National acquisition. Operating lease expense declined 67% from the second quarter last year and is expected to continue to decline as leases mature.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest expense for the three and six months ended June 30, 2005 and 2004 are as follows:

  TABLE 9: Components of Other Noninterest Expense

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2005	2004		2005	2004
Marketing and communications	$31	24	27%	$61	50	21%
Deposit insurance	2	6	(64)	4	11	(64)
Postal and courier	12	12	(3)	24	25	(1)
Bankcard	63	54	17	126	108	17
Intangible amortization	12	6	85	23	15	55
Franchise and other taxes	9	9	(6)	20	19	2
Loan and lease	23	21	8	39	39	(1)
Printing and supplies	9	8	9	18	17	12
Travel	14	10	42	27	18	53
Information technology and operations	25	21	19	52	41	26
Other	77	153	(50)	145	205	(29)
Total other noninterest expense	$277	324	(15)%	$539	548	(1)%

Total other noninterest expense decreased by $47 million, or 15% from the second quarter of 2004. Comparison to the prior year period is impacted by the $78 million charge related to the early retirement of approximately $1 billion of FHLB advances in the second quarter of 2004. Exclusive of the impact of the debt termination charge, total other noninterest expense increased by 12% over the same quarter last year primarily due to increases in marketing and communications and bankcard expenses. Marketing and communications increased 27% compared to the second quarter of 2004 primarily due to increased spending in deposit campaign initiatives through direct mailings and media advertising. Bankcard expense increased 17% compared to last year due to an increase in the number of merchant and retail customers as well as continuing organic growth in debit and credit card usage causing a corresponding increase in debit transaction costs and membership fees.

Applicable Income Taxes

The Registrant’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated were:

  TABLE 10: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2005	2004	2005	2004
Income before income taxes	$597	679	1,183	1,320
Applicable income taxes	180	231	361	442
Effective tax rate	30.1%	34.1	30.5	33.5

Applicable income tax expense for all periods include the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the current quarter included certain favorable impacts resulting from the conclusion of certain tax examinations. The effective tax rate for the second quarter of 2004 was negatively impacted by the previously mentioned sale of certain third party merchant contracts, which included certain goodwill that was not tax deductible. The Registrant expects the tax rate to increase slightly during the remainder of 2005.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

  TABLE 11: Line of Business Results

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2005	2004	2005	2004
Commercial Banking	$200	182	385	337
Retail Banking	290	277	557	539
Investment Advisors	35	33	65	61
Processing Solutions	32	123	67	146
Other/Eliminations	(140)	(157)	(252)	(181)
Acquisitions	-	(10)	-	(24)
Net income	$417	448	822	878

Commercial Banking:

Net income increased $18 million, or 10%, compared to the second quarter of 2004 largely as a result of loan and deposit growth and success in customer interest rate and foreign exchange derivative sales. Average loans and leases included in the commercial banking segment increased 11% to $29.7 billion over the prior year second quarter largely due to growth in commercial mortgage loans and construction loans of 23% and 54%, respectively. Average core deposits increased to $13.7 billion in the second quarter of 2005 from $11.8 billion in 2004, an increase of 16%. The increase in average core deposits and loans and the related FTP impact led to a $37 million, or 11%, increase in net interest income compared to the same period last year.

Noninterest income increased $26 million, or 25%, compared to the same quarter last year largely due to an increase in customer interest rate derivative sales and international service revenue. Revenue from customer interest rate derivatives sales increased $7 million, or 195%, over the same period in 2004 and international service revenue, which includes letters of credit and foreign currency services, increased $4 million, or 17%. Increases in these categories were partially offset by a decline in service charges on commercial customer demand deposit accounts as higher short-term interest rates increased the earnings credits on these accounts.

Noninterest expense increased $25 million, or 17%, for the three months ended June 30, 2005 compared to the prior year period. The investment in sales personnel throughout 2004 and in 2005 primarily contributed to the increase in noninterest expense as total full-time equivalent sales employees increased 27% to 1,364 from 1,074 at the end of the second quarter of 2004.

Retail Banking:

Net income increased $13 million, or four percent, compared to the second quarter of 2004. Average loans and leases increased 11% compared to the second quarter of 2004 as a result of increases in direct installment and residential mortgage, up 17% and 27%, respectively. Average core deposits increased three percent over the second quarter of 2004 with double digit increases in savings, money market, demand deposits and consumer CDs mitigated by a 12% decrease in interest checking. As a result of the growth in average loans and core deposits and the related net FTP impact, net interest income increased 13% compared to the same period last year.

Noninterest income declined 12% from the second quarter of 2004. Increases in electronic payment processing revenue from small business customers, up 32% over the second quarter of 2004, were offset by decreases in consumer and business fees, mortgage banking net revenue and operating lease revenue.

Noninterest expense increased three percent compared to the second quarter of 2004 as lower operating lease expenses partially offset the increased employee related expenses and net occupancy costs resulting from de-novo and acquisition growth in banking centers. Since the second quarter of 2004, acquisitions have accounted for 76 of the 137 new banking centers that did not involve relocation or consolidation of existing facilities, complementing the ongoing de-novo growth. The Registrant continues to position itself for sustained long-term growth through new banking center additions in key markets. The provision for loan and lease losses decreased $7 million in the current quarter compared to the same period last year due to improved economic trends.

Investment Advisors:

Net income increased five percent to $35 million in the second quarter of 2005 compared to the same period last year. This increase resulted from the 38% improvement in net interest income due to strong average loan and core deposit growth, up 24% and 25%, respectively. Total average loans were $2.6 billion and total average core deposits were $4.0 billion in the second quarter of 2005. Noninterest income declined eight percent from the second quarter of last year due to a decline in retail brokerage and institutional client service revenues. Noninterest expense increased two percent as a result of increased headcount and information technology investments. In order to capitalize on an expanding customer base and additional growth opportunities, 120 full-time equivalent sales employees have been added since the second quarter of 2004, including 76 net new sales hires during 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Processing Solutions:

Net income decreased $91 million, or 74%, compared to the second quarter of 2004 largely due to the $148 million pretax gain resulting from the sale of certain third party contracts in the prior year. Excluding the impact of the sale, net income increased by approximately 36% due to strong revenue growth across all lines of business; comparison being provided to supplement an understanding of the fundamental trends. EFT revenue was up 31% over second quarter of last year primarily due to new customer additions. Merchant revenue increased 13% due to increased volume at existing customers and new customer additions. Noninterest expense was up due to headcount additions and investment in information technology. Second quarter trends are representative of strong continuing momentum in attracting new customer relationships and good results in the level of retail sales activity. The Registrant continues to see significant opportunities to attract new financial institution customers and retailers within this line of business.

Other/Eliminations:

Other/Eliminations includes the unallocated portion of the investment portfolio, certain non-deposit funding, unassigned equity, elimination of the net effect of the FTP methodology and other items not attributed to the other segments. The results of Other/Eliminations were negatively impacted by the decrease of $39 million in interest income from the investment securities portfolio from the second quarter of 2004 due to the sale of approximately $6.4 billion in investment securities in the fourth quarter of 2004 as a result of the balance sheet repositioning. The $122 million increase in interest expense from wholesale funding and other borrowings in the second quarter of 2005 from the same period in 2004 also negatively impacted this category. This increase in interest expense resulted from the average interest rate on wholesale funding and other borrowings increasing from 1.71% in the second quarter of 2004 to 3.16% in the second quarter of 2005. The Registrant’s increased reliance on longer-term funding in this rising interest rate environment also impacted the increase in interest expense. These items were partially offset by a decrease in noninterest expense due to the $78 million charge in the second quarter of 2004 resulting from the early retirement of approximately $1 billion in FHLB advances.

BALANCE SHEET ANALYSIS

Loans

The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

  TABLE 12: Components of Loans and Leases (including held for sale)

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Commercial loans and leases:
Commercial	$18,017	16,058	15,276
Mortgage	9,091	7,636	7,541
Construction	5,590	4,348	3,768
Leases	3,537	3,426	3,275
Total commercial loans and leases	36,235	31,468	29,860
Consumer loans and leases:
Installment	19,864	18,093	17,524
Mortgage and construction	8,419	7,912	6,756
Credit card	749	843	779
Leases	1,812	2,051	2,337
Total consumer loans and leases	30,844	28,899	27,396
Total loans and leases	$67,079	60,367	57,256

Commercial loan and lease outstandings, including loans held for sale, increased 15% compared to December 31, 2004 and 21% compared to June 30, 2004. The increase in commercial loans and leases was attributable to strong sales results in several markets, including Chicago, Florida, Lexington and Indianapolis and the acquisition of $2.8 billion of commercial loans obtained in the First National transaction in the first quarter of 2005. Excluding the impact of the acquisition, commercial loans and leases increased 12% compared to June 30, 2004; comparison being provided to supplement an understanding of the fundamental lending trends.

Consumer loan and lease outstandings, including loans held for sale, increased seven percent compared to December 31, 2004 and 13% compared to June 30, 2004. Consumer loan comparisons to the prior periods are impacted by the $1.1 billion of consumer loans obtained in the First National acquisition. Exclusive of the acquired loans, consumer loans and leases increased eight percent compared to June 30, 2004; comparison being provided to supplement an understanding of the fundamental lending trends. The Registrant is continuing to devote significant focus on producing retail loan originations given the strong credit performance and attractive yields available in these products. Residential mortgage and construction loans, including held for sale, increased six percent compared to December 31, 2004 and increased 25% compared to June 30, 2004. Exclusive of the impact of the acquisition, residential mortgage and construction loans increased 14% compared to June 30, 2004; comparison being provided to supplement an understanding of the fundamental lending trends. Comparisons to prior periods are dependent upon the volume and timing of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

originations as well as the timing of loan sales. Residential mortgage originations totaled $2.6 billion in the second quarter of 2005 compared to $2.0 billion in the fourth quarter of 2004 and $2.8 billion during the second quarter of 2004. Consumer lease balances decreased 12% from December 31, 2004 and 22% compared to June 30, 2004 largely resulting from continued competition from captive finance companies offering promotional lease rates. The acquisition of First National did not have a material impact on consumer lease balances.

Investment Securities

Total investment securities were $25.0 billion at June 30, 2005 and December 31, 2004 and $30.5 billion at June 30, 2004. Declining long-term interest rates during second quarter 2005 resulted in a decrease in the net unrealized loss on the available-for-sale securities portfolio from $457 million at March 31, 2005 to $167 million at June 30, 2005. At June 30, 2005, 19% of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to 14% at December 31, 2004 and 11% at June 30, 2004. The estimated average life of the debt securities in the available-for-sale portfolio at June 30, 2005 was 3.7 years compared to 4.4 years at December 31, 2004 and 5.1 years at June 30, 2004. This decrease from prior periods was primarily due to the change in current repayment expectations, which accelerated based on the decreases in longer-term interest rates during the quarter.

Information presented in Table 13 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on a fully taxable equivalent basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

  TABLE 13: Characteristics of Available-for-Sale Securities

As of June 30, 2005 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$-	$-	-	-%
Average life 1 – 5 years	3	3	1.8	5.57
Average life 5 – 10 years	501	496	7.9	3.71
Average life greater than 10 years	-	-	-	-
Total	504	499	7.8	3.72
U.S. Government sponsored agencies:
Average life of one year or less	300	300.1		3.06
Average life 1 – 5 years	1,954	1,926	3.0	3.75
Average life 5 – 10 years	152	151	6.3	3.84
Average life greater than 10 years	-	-	-	-
Total	2,406	2,377	2.9	3.67
Obligations of states and political subdivisions (a):
Average life of one year or less	129	131.5		8.30
Average life 1 – 5 years	516	538	3.2	7.50
Average life 5 – 10 years	133	141	6.2	7.46
Average life greater than 10 years	9	10	11.8	6.59
Total	787	820	3.3	7.62
Agency mortgage-backed securities:
Average life of one year or less	71	72.6		5.68
Average life 1 – 5 years	15,819	15,669	3.4	4.42
Average life 5 – 10 years	1,366	1,356	6.4	4.38
Average life greater than 10 years	24	24	10.8	4.60
Total	17,280	17,121	3.6	4.42
Other bonds, notes and debentures (b):
Average life of one year or less	90	90.7		4.27
Average life 1 – 5 years	1,967	1,967	3.3	4.70
Average life 5 – 10 years	779	778	6.4	4.36
Average life greater than 10 years	2	2	22.5	3.83
Total	2,838	2,837	4.1	4.60
Other securities (c)	999	993
Total available-for-sale securities	$24,814	$24,647	3.7	4.45%
(a)	Taxable-equivalent yield adjustments included in above table are 2.86%, 2.58%, 2.58%, 2.27% and 2.63% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily credit card, automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB, Federal Reserve Bank and Federal Home Loan Mortgage Corporation (“FHLMC”) stock holdings, certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

  TABLE 14: Components of Investment Securities (amortized cost basis)

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Available-for-sale:
U.S. Treasury and Government agencies	$504	503	522
U.S. Government sponsored agencies	2,406	2,036	4,290
Obligations of states and political subdivisions	787	823	874
Agency mortgage-backed securities	17,280	17,571	22,038
Other bonds, notes and debentures	2,838	2,862	2,207
Other securities	999	1,006	926
Total available-for-sale	$24,814	24,801	30,857
Held-to-maturity:
Obligations of states and political subdivisions	$295	245	202
Other bonds, notes and debentures	12	10	10
Total held-to-maturity	$307	255	212

Deposits

Total deposits increased nine percent compared to June 30, 2004. The increase was attributable to strong growth in the savings, money market and other time deposits as well as the addition of $3.8 billion in deposits from the First National acquisition in the first quarter of 2005 mitigated by decreases in interest checking and foreign office deposits. Transaction deposits increased 10% compared to the second quarter of 2004. Excluding the impact of the $2.5 billion of transaction deposits obtained in the First National acquisition, transaction deposits increased five percent; comparison being provided to supplement an understanding of the fundamental deposit trends. Overall, the Registrant experienced strong transaction deposit growth in the Nashville, Detroit and Lexington markets.

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

  TABLE 15: Deposits

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Demand	$14,393	13,486	13,037
Interest checking	18,811	19,481	19,243
Savings	9,653	8,310	7,973
Money market	4,732	4,321	2,854
Other time	8,513	6,837	6,019
Certificates - $100,000 and over	3,986	2,121	2,825
Foreign office	3,089	3,670	5,957
Total deposits	$63,177	58,226	57,908

Borrowings

Given the expected continued rise in short-term interest rates, the Registrant continued to reduce its dependence on overnight wholesale borrowings as short-term borrowings declined to 35% of total borrowings down from 44% at June 30, 2004. Long-term debt increased to $17.5 billion at June 30, 2005, compared to $14.0 billion at December 31, 2004 and $14.8 billion at June 30, 2004. During the second quarter of 2005, the Registrant issued $1.15 billion in medium-term bank notes with a maturity of 18 months. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to Liquidity Risk Management for discussion of liquidity management of the Registrant.

  TABLE 16: Borrowings

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Federal funds purchased	$4,523	4,714	3,851
Short-term bank notes	-	775	1,275
Other short-term borrowings	4,972	4,537	6,391
Long-term debt	17,494	13,983	14,775
Total borrowings	$26,989	24,009	26,292

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

Designated risk managers have been assigned to the business lines and affiliates reporting jointly to senior executives within the divisions or affiliates and to the Enterprise Risk Management division. Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of three outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Registrant, as well as for the Registrant’s overall aggregate risk profile. The Risk and Compliance Committee has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Credit Risk Committee and the Operational Risk Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Board of Directors Risk and Compliance Committee.

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

The Registrant’s credit review process and overall assessment of required reserves is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The current risk grading system utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk grading system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default analyses are not separated in the ten grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Registrant’s homogenous consumer loan portfolios.

Quantitative and Qualitative Disclosure about Risk (continued)

The Registrant’s credit risk management strategy includes minimizing size risk and other concentrations of risk. Table 17 provides a breakout of the commercial loan and lease portfolio, including held for sale, by major industry classification, by size of credit and by state, illustrating the diversity and granularity of the Registrant’s portfolio.

TABLE 17: Commercial Loan and Lease Portfolio Exposure (a)

	2005		2004
As of June 30 ($ in millions)	Exposure	Outstanding	Exposure	Outstanding
By industry
Real estate	$10,826	8,957	7,909	6,756
Manufacturing	9,366	4,311	7,782	3,709
Construction	7,232	4,538	5,319	3,490
Retail trade	5,466	3,298	4,403	2,721
Business services	3,413	1,892	3,118	1,876
Wholesale trade	3,272	1,787	2,752	1,505
Financial services and insurance	2,810	961	1,955	654
Healthcare	2,682	1,545	1,957	1,254
Individuals	2,393	1,871	2,095	1,626
Transportation and warehousing	1,797	1,512	1,555	1,319
Accommodation and food	1,438	1,015	1,181	869
Other services	1,214	899	967	708
Communication and information	1,146	530	856	459
Other	1,114	745	1,146	788
Public administration	951	812	911	824
Agribusiness	825	537	626	460
Utilities	812	275	563	222
Entertainment and recreation	696	502	609	426
Mining	417	248	343	194
Total	$57,870	36,235	46,047	29,860
By loan size
Less than $5 million	49%	61	54	64
$5 million to $15 million	26	25	26	25
$15 million to $25 million	13	9	12	8
Greater than $25 million	12	5	8	3
Total	100%	100	100	100
By state
Ohio	31%	28	34	31
Michigan	21	23	23	25
Illinois	10	10	11	10
Indiana	10	10	10	11
Florida	8	9	2	2
Kentucky	6	6	7	7
Tennessee	2	2	2	3
Pennsylvania	1	1	1	1
West Virginia	-	-	-	-
Out-of-footprint	11	11	10	10
Total	100%	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

The commercial portfolio is further characterized by 89% of outstanding balances and exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 95% of outstanding balances and 93% of exposures concentrated within these nine states. The mortgage and construction segments of the commercial portfolio are characterized by 98% of outstanding balances and exposures concentrated within these nine states.

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases on which ultimate collectibility of the full amount of the interest is uncertain, loans and leases that have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and other assets, including other real estate owned and repossessed equipment. Underperforming assets include nonperforming assets and loans and leases past due 90 days or more as to principal or interest,

Quantitative and Qualitative Disclosure about Risk (continued)

which are not already accounted for as nonperforming assets. Commercial nonaccrual credits as a percent of loans increased slightly since the second quarter of 2004, from .56% to .59%. Consumer nonaccrual credits as a percent of loans increased slightly since the second quarter of 2004, from .18% to .20%. Overall, nonaccrual credits continue to represent a small portion of the portfolio at just ..41% as of June 30, 2005, compared to .38% as of June 30, 2004.

Total nonperforming assets were $340 million at June 30, 2005, compared to $303 million at December 31, 2004 and $283 million at June 30, 2004. Total nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned, was .51% as of June 30, 2005 and December 31, 2004, a slight increase from .50% as of June 30, 2004. Total loans and leases 90 days past due have declined two percent from June 30, 2004. The Registrant expects credit quality trends for the remainder of 2005 will remain similar to those seen in recent periods.

The table below provides a summary of nonperforming and underperforming assets:

  TABLE 18: Summary of Nonperforming and Underperforming Assets

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Commercial loans and leases	$132	110	104
Commercial mortgages	56	51	47
Commercial construction	24	13	14
Residential mortgage and construction	25	24	21
Consumer loans and leases	36	30	30
Total nonaccrual loans	273	228	216
Renegotiated loans and leases	1	1	3
Other assets, including other real estate owned	66	74	64
Total nonperforming assets	340	303	283
Commercial loans and leases	24	22	25
Commercial mortgages	7	13	7
Commercial construction	3	13	1
Residential mortgage and construction	44	43	44
Consumer loans and leases	51	51	55
Total 90 days past due loans and leases	129	142	132
Total underperforming assets	$469	445	415
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.51%	.51	.50
Allowance for loan and lease losses as a percent of total nonperforming assets	212	235	263
Underperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.71	.74	.73
Allowance for loan and lease losses as a percent of total underperforming assets	154	160	179

The table below provides a breakout of the commercial nonaccrual loans and leases by loan size further illustrating the granularity of the Registrant’s commercial loan portfolio.

  TABLE 19: Summary of Commercial Nonaccrual Loans and Leases by Loan Size

	June 30, 2005	December 31, 2004	June 30, 2004
Less than $200,000	19%	24	26
$200,000 to $1 million	39	39	39
$1 million to $5 million	32	24	21
$5 million to $10 million	10	13	14
Greater than $10 million	-	-	-
Total	100%	100	100

Quantitative and Qualitative Disclosure about Risk (continued)

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 20: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2005	2004	2005	2004
Losses charged off:
Commercial, financial and agricultural loans	$(24)	(21)	(41)	(52)
Real estate – commercial mortgage loans	(3)	(2)	(5)	(6)
Real estate – construction loans	-	(3)	(1)	(3)
Real estate – residential mortgage loans	(5)	(3)	(9)	(8)
Consumer loans	(40)	(38)	(82)	(77)
Lease financing	(4)	(9)	(18)	(18)
Total losses	(76)	(76)	(156)	(164)
Recoveries of losses previously charged off:
Commercial, financial and agricultural loans	6	3	9	7
Real estate – commercial mortgage loans	1	1	3	2
Real estate – construction loans	-	-	1	-
Real estate – residential mortgage loans	-	-	-	-
Consumer loans	12	11	22	21
Lease financing	2	2	3	4
Total recoveries	21	17	38	34
Net losses charged off:
Commercial, financial and agricultural loans	(18)	(18)	(32)	(45)
Real estate – commercial mortgage loans	(2)	(1)	(2)	(4)
Real estate – construction loans	-	(3)	-	(3)
Real estate – residential mortgage loans	(5)	(3)	(9)	(8)
Consumer loans	(28)	(27)	(60)	(56)
Lease financing	(2)	(7)	(15)	(14)
Total net losses charged off	$(55)	(59)	(118)	(130)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial, financial and agricultural loans	.41%	.50	.36	.63
Real estate – commercial mortgage loans	.07	.07	.05	.10
Real estate – construction loans	.02	.27	-	.17
Real estate – residential mortgage loans	.24	.24	.24	.31
Consumer loans	.56	.59	.61	.63
Lease financing	.17	.51	.59	.49
Total net losses charged off	.34	.43	.37	.48

Net charge-offs as a percent of average loans and leases outstanding decreased 9 bp to .34% for the second quarter of 2005 from .43% for the second quarter of 2004 and decreased 6 bp from last quarter. The decrease in net charge-offs in the current quarter compared to the second quarter of 2004 was primarily due to lower net charge-offs in lease financing. Total lease financing net charge-offs decreased to $2 million in the current quarter from $7 million in the second quarter of 2004. The ratio of lease financing net charge-offs to average commercial loans outstanding in the second quarter of 2005 was .17%, compared with .51% in the second quarter of 2004. The decrease in lease financing net charge-offs compared to the second quarter of 2004 was driven by significant improvements in the Chicago, Columbus and Toledo markets. The Registrant also experienced continued improvement in commercial loan net charge-off activity, with a decrease in the ratio of commercial loan net charge-offs to average commercial loans outstanding in the second quarter of 2005 to .41% as compared to .50% in the second quarter of 2004. The continued improvement is a result of strong overall credit trends and a favorable economic outlook. Commercial mortgage net charge-offs for the second quarter of 2005 were stable at .07% compared to the second quarter of 2004. Total consumer loan net charge-offs in the second quarter of 2005 increased slightly to $28 million compared with $27 million in the second quarter of 2004. The ratio of consumer loan net charge-offs to average loans outstanding decreased by 3 bp from the second quarter of 2004 and the ratio for residential mortgage loan net charge-offs remained stable at .24%.

Quantitative and Qualitative Disclosure about Risk (continued)

Provision and Allowance for Credit Losses

The allowance for credit losses provides coverage for probable and estimable losses in the loan and lease portfolio. The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The Registrant evaluates the allowance each quarter to determine that it is adequate to cover inherent losses. In the current year, the Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for credit losses, and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. Table 21 shows the changes in the allowance for credit losses during the second quarter of 2005. As of December 31, 2004, the reserve for unfunded commitments has been reclassified from the allowance for loan and lease losses to other liabilities. The provision for unfunded commitments is included in other noninterest expense on the Condensed Consolidated Statements of Income.

The allowance for loan and lease losses at June 30, 2005 decreased to 1.09% of the total loan and lease portfolio compared to 1.31% at June 30, 2004 due to improvements in credit quality trends and the acquired loan portfolio of First National being recorded at fair value, which results in its previously existing allowance not being carried over, as the credit default risk is included in the determination of fair value. The Registrant’s long history of low exposure limits, minimal exposure to national or sub-prime lending businesses, centralized risk management and diversified portfolio reduces the likelihood of significant unexpected credit losses.

  TABLE 21: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2005	2004	2005	2004
Allowance for loan and lease losses:
Balance at beginning of period	$717	713	713	697
Net losses charged off	(55)	(59)	(118)	(130)
Provision for loan and lease losses	60	90	127	177
Balance at June 30	$722	744	722	744
Reserve for unfunded commitments:
Balance at beginning of period	$67	70	72	73
Provision for unfunded commitments	4	(2)	(2)	(5)
Acquisitions	-	-	1	-
Balance at June 30	$71	68	71	68

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

Quantitative and Qualitative Disclosure about Risk (continued)

over a 12 month and 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of June 30, 2005.

  TABLE 22: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income
Change in Interest Rates (bp)	12 Months	24 Months
+ 200	(1.03)%	.97
+ 100	(.22)	1.05
– 100.85		(1.93)
– 200.98		(5.76)

Based upon expected repayments, the following table summarizes the remaining maturities of loans and leases held for investment as of June 30, 2005.

  TABLE 23: Loan and Lease Maturities

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial, financial and agricultural	$10,490	6,310	1,213	18,013
Real estate – commercial mortgage loans	2,381	5,292	1,418	9,091
Real estate – construction loans	3,510	1,749	331	5,590
Residential mortgage loans	2,315	3,664	1,674	7,653
Consumer loans	5,542	11,344	3,724	20,610
Lease financing	1,586	2,886	867	5,339
Total	$25,824	31,245	9,227	66,296

Segregated by sensitivity to interest rate changes, the following is a summary of expected repayments exceeding one year as of June 30, 2005.

  TABLE 24: Loan and Lease Interest Rate Sensitivity

	Interest Rate
($ in millions)	Predetermined	Floating or Adjustable
Commercial, financial and agricultural	$2,161	5,362
Real estate – commercial mortgage loans	2,339	4,371
Real estate – construction loans	386	1,694
Residential mortgage loans	1,918	3,420
Consumer loans	7,050	8,018
Lease financing	3,753	-
Total	$17,607	22,865

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

Quantitative and Qualitative Disclosure about Risk (continued)

The Registrant also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Registrant from the market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Registrant minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of June 30, 2005 are included in Note 5 to the Condensed Consolidated Financial Statements.

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $368 million as of June 30, 2005. The Registrant maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in impairment on its MSR portfolio as a result of changing interest rates. This strategy includes the purchase of free-standing derivatives (principal only swaps, swaptions, floors, interest rate swaps, options and forward contracts). The mark-to-market adjustments associated with these derivatives are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The decrease in long-term interest rates during the second quarter of 2005 and the resulting impact of increasing prepayment speeds led to the recognition of $21 million in temporary impairment in the MSR portfolio as compared to the $56 million reversal of temporary impairment in the second quarter of 2004. The servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

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

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 3.7 years at June 30, 2005, based on current prepayment expectations. Of the $24.6 billion (fair value basis) of securities in the portfolio at June 30, 2005, $4.5 billion in principal is expected to be received in the next twelve months, and an additional $3.5 billion in principal is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For the six months ended June 30, 2005 and 2004, a total of $4.9 billion and $4.3 billion, respectively, were sold, securitized, or transferred off-balance sheet.

The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of June 30, 2005, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, the Registrant also has $12.7 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to the Registrant’s 8.98% average equity capital base, provide a stable funding base.

Quantitative and Qualitative Disclosure about Risk (continued)

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only four other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability.

  TABLE 25: Agency Ratings

As of June 30, 2005	Moody’s	Standard and Poor’s	Fitch
Fifth Third Bancorp:
Commercial paper	Prime-1	A-1	F1+
Senior debt	Aa2	A+	AA-
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A-1+	F1+
Long-term deposit	Aa1	AA-	AA

These debt ratings, along with capital ratios above regulatory guidelines, provide the Registrant with additional access to liquidity. Based on the strength of the balance sheet, stable credit quality, risk management policies and revenue growth trends, management does not currently expect any downgrade in these credit ratings based on financial performance. Core customer deposits have historically provided the Registrant with a sizeable source of relatively stable and low cost funds. The Registrant’s average core deposits and shareholders’ equity funded 63% of its average total assets during the second quarter of 2005. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At June 30, 2005, shareholders’ equity was $9.4 billion, up 5% and 11% when compared to December 31, 2004 and June 30, 2004, respectively. Average shareholders’ equity as a percentage of average assets for the three months ended June 30, 2005 was 8.98%. The FRB adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these “well-capitalized” ratios at June 30, 2005 and 2004 and December 31, 2004. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2005.

  TABLE 26: Regulatory Capital

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Tier 1 capital	$7,783	8,522	8,346
Total risk-based capital	9,914	10,176	10,109
Risk-weighted assets	91,791	82,633	78,779
Regulatory capital ratios:
Tier 1 capital	8.48%	10.31	10.59
Total risked-based capital	10.80	12.31	12.83
Tier 1 leverage	7.76	8.89	8.97

Dividend Policy

The Registrant’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Registrant’s quarterly dividend was $.35 per share, consistent with the previous two quarters and an increase of nine percent compared to the second quarter of 2004.

Stock Repurchase Program

On January 10, 2005 the Registrant repurchased 35.5 million shares of its common stock, approximately six percent of total outstanding shares, for $1.6 billion in an overnight share repurchase transaction. The counterparty in the overnight share repurchase transaction has been purchasing and will continue to purchase shares in the market for a period of time. Upon completion of the open market purchases, the Registrant will receive or pay a price adjustment based on the volume weighted-average price of the shares acquired during the purchase period. The price adjustment can be settled in the form of cash or shares, at the Registrant’s election. On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. The Registrant’s stock repurchase program is an important element of its capital planning activities and the Registrant views share repurchases as an effective means of delivering value to shareholders. The Registrant’s second quarter of 2005 repurchases of common shares were as follows:

Quantitative and Qualitative Disclosure about Risk (continued)

  TABLE 27: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	19,572	$42.82	-	20,185,112
May 1, 2005 – May 31, 2005	10,998	42.65	-	20,185,112
June 1, 2005 – June 30, 2005	16,082	43.13	-	20,185,112
Total	46,652	$42.89	-	20,185,112
(a)	The Registrant repurchased 19,572, 10,998 and 16,082 shares during April, May and June, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

OFF-BALANCE SHEET ARRANGEMENTS

The Registrant consolidates all of its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Registrant does not possess, nor can exert, significant influence or control, are accounted for by equity method accounting and not consolidated. Those entities in which there is less than 20% ownership, but upon which the Registrant does not possess, nor can exert, significant influence or control, are generally carried at the lower of cost or fair value.

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

As part of the Registrant’s asset/liability management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The accounting for QSPEs is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change. During the three months ended June 30, 2005, certain commercial loans primarily floating rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement No.125.” At June 30, 2005, the outstanding balance of loans transferred was $2.4 billion. Given the investment grade nature of the loans transferred, as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At June 30, 2005, the Registrant had retained servicing assets totaling $378 million, subordinated tranche security interests totaling $31 million and residual interests totaling $44 million.

The Registrant had the following cash flows with these unconsolidated QSPEs during the six months ended June 30, 2005 and 2004:

  TABLE 28: Cash Flows with Unconsolidated QSPEs

For the six months ended June 30 ($ in millions)	2005	2004
Proceeds from transfers, including new securitizations	$744	896
Proceeds from collections reinvested in revolving-period securitizations	67	82
Transfers received from QSPEs	47	52
Fees received	16	15

Quantitative and Qualitative Disclosure about Risk (continued)

At June 30, 2005, the Registrant had provided credit recourse on approximately $644 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $644 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $22 million relating to these residential mortgage loans sold.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Registrant has certain obligations and commitments to make future payments under contracts. At June 30, 2005, the aggregate contractual obligations and commitments were:

  TABLE 29: Contractual Obligations and Other Commitments

As of June 30, 2005 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits (a)	$57,911	1,216	25	4,025	63,177
Long-term debt (b)	5,357	4,891	3,710	3,536	17,494
Short-term borrowings (c)	9,495	-	-	-	9,495
Noncancelable leases (d)	55	98	77	215	445
Purchase obligations (e)	14	20	4	-	38
Total contractually obligated payments due by period	$72,832	6,225	3,816	7,776	90,649
Other commitments by expiration period:
Letters of credit (f)	$1,780	3,188	1,536	330	6,834
Commitments to extend credit (g)	19,119	13,706	-	-	32,825
Total other commitments by expiration period	$20,899	16,894	1,536	330	39,659
(a)	Includes demand, interest checking, savings, money market, other time, certificates-$100,000 and over and foreign office deposits. For additional information see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(b)	Includes borrowings with an original maturity of greater than one year. For additional information see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(d)	Represents payments due on noncancelable lease agreements for premises and equipment.
(e)	Represents agreements to purchase goods or services.
(f)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(g)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

Condensed Consolidated Balance Sheets (unaudited)

	As of
($ in millions, except share data)	June 30, 2005	December 31, 2004	June 30, 2004
Assets
Cash and Due from Banks	$2,781	2,561	2,358
Available-for-Sale Securities (a)	24,647	24,687	30,180
Held-to-Maturity Securities (b)	307	255	212
Trading Securities	84	77	97
Other Short-Term Investments	113	532	258
Loans Held for Sale	783	559	577
Loans and Leases:
Commercial Loans	18,013	16,058	15,244
Construction Loans	6,201	4,726	4,108
Commercial Mortgage Loans	9,091	7,636	7,541
Commercial Lease Financing	4,639	4,634	4,472
Residential Mortgage Loans	7,042	6,988	5,873
Consumer Loans	20,610	18,923	18,301
Consumer Lease Financing	1,994	2,273	2,559
Unearned Income	(1,294)	(1,430)	(1,419)
Total Loans and Leases	66,296	59,808	56,679
Allowance for Loan and Lease Losses	(722)	(713)	(744)
Total Loans and Leases, Net	65,574	59,095	55,935
Bank Premises and Equipment	1,581	1,315	1,168
Operating Lease Equipment	161	304	525
Accrued Interest Receivable	451	397	397
Goodwill	2,178	979	979
Intangible Assets	231	150	164
Servicing Rights	378	352	358
Other Assets	3,891	3,193	2,474
Total Assets	$103,160	94,456	95,682
Liabilities
Deposits:
Demand	$14,393	13,486	13,037
Interest Checking	18,811	19,481	19,243
Savings	9,653	8,310	7,973
Money Market	4,732	4,321	2,854
Other Time	8,513	6,837	6,019
Certificates - $100,000 and Over	3,986	2,121	2,825
Foreign Office	3,089	3,670	5,957
Total Deposits	63,177	58,226	57,908
Federal Funds Purchased	4,523	4,714	3,851
Short-Term Bank Notes	-	775	1,275
Other Short-Term Borrowings	4,972	4,537	6,391
Accrued Taxes, Interest and Expenses	2,456	2,216	1,971
Other Liabilities	1,185	1,081	1,118
Long-Term Debt	17,494	13,983	14,775
Total Liabilities	93,807	85,532	87,289
Shareholders’ Equity
Common Stock (c)	1,295	1,295	1,295
Preferred Stock (d)	9	9	9
Capital Surplus	1,756	1,934	1,922
Retained Earnings	7,702	7,269	6,999
Accumulated Other Comprehensive Income	(135)	(169)	(554)
Treasury Stock	(1,274)	(1,414)	(1,278)
Total Shareholders’ Equity	9,353	8,924	8,393
Total Liabilities and Shareholders’ Equity	$103,160	94,456	95,682
(a)	Amortized cost: June 30, 2005 - $24,814, December 31, 2004 - $24,801 and June 30, 2004 - $30,857.
(b)	Market values: June 30, 2005 - $307, December 31, 2004 - $255 and June 30, 2004 - $212.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at June 30, 2005 - 555,938,071 (excludes 27,489,033 treasury shares), December 31, 2004 - 557,648,989 (excludes 25,802,702 treasury shares) and June 30, 2004 - 560,804,042 (excludes 22,647,649 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data)	2005	2004	2005	2004
Interest Income
Interest and Fees on Loans and Leases	$936	683	1,803	1,352
Interest on Securities:
Taxable	268	305	534	614
Exempt from Income Taxes	10	11	20	23
Total Interest on Securities	278	316	554	637
Interest on Other Short-Term Investments	1	1	2	2
Total Interest Income	1,215	1,000	2,359	1,991
Interest Expense
Interest on Deposits:
Interest Checking	71	35	134	72
Savings	35	11	61	21
Money Market	28	6	53	13
Other Time	61	38	113	78
Certificates - $100,000 and Over	29	11	54	20
Foreign Office	29	11	56	26
Total Interest on Deposits	253	112	471	230
Interest on Federal Funds Purchased	29	17	54	35
Interest on Short-Term Bank Notes	2	3	6	4
Interest on Other Short-Term Borrowings	34	17	61	33
Interest on Long-Term Debt	147	89	267	177
Total Interest Expense	465	238	859	479
Net Interest Income	750	762	1,500	1,512
Provision for Loan and Lease Losses	60	90	127	177
Net Interest Income After Provision for Loan and Lease Losses	690	672	1,373	1,335
Noninterest Income
Electronic Payment Processing Revenue	180	148	348	297
Service Charges on Deposits	132	131	253	254
Mortgage Banking Net Revenue	46	61	87	105
Investment Advisory Revenue	91	97	180	190
Other Noninterest Income	156	268	309	409
Operating Lease Revenue	15	44	35	95
Securities Gains, Net	15	-	30	26
Total Noninterest Income	635	749	1,242	1,376
Noninterest Expense
Salaries, Wages and Incentives	295	254	561	500
Employee Benefits	67	66	148	141
Equipment Expense	25	19	50	39
Net Occupancy Expense	54	47	108	93
Operating Lease Expense	10	32	26	70
Other Noninterest Expense	277	324	539	548
Total Noninterest Expense	728	742	1,432	1,391
Income Before Income Taxes	597	679	1,183	1,320
Applicable Income Taxes	180	231	361	442
Net Income	$417	448	822	878
Net Income Available to Common Shareholders (a)	$417	448	821	878
Earnings Per Share	$0.75	0.80	1.48	1.56
Earnings Per Diluted Share	$0.75	0.79	1.47	1.54
(a)	Dividends on Preferred Stock are $.185 and $.370 for the three and six month periods ended June 30, 2005 and 2004, respectively.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

  Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
($ in millions)	2005	2004
Operating Activities
Net Income	$822	878
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan and Lease Losses	127	177
Depreciation, Amortization and Accretion	196	244
Stock-Based Compensation Expense	37	43
Provision (Benefit) for Deferred Income Taxes	34	(175)
Realized Securities Gains	(33)	(33)
Realized Securities Losses	3	7
Proceeds from Sales/Transfers of Residential Mortgage and Other Loans Held for Sale	4,950	3,534
Net Gain on Sales of Loans	(76)	(70)
Increase in Residential Mortgage and Other Loans Held for Sale	(3,439)	(1,742)
(Increase) Decrease in Trading Securities	(7)	240
Net Gain on Divestitures	-	(85)
(Increase) Decrease in Accrued Interest Receivable	(36)	16
Increase in Other Assets	(641)	(61)
Increase in Accrued Taxes, Interest and Expenses	150	101
Increase (Decrease) in Other Liabilities	170	(238)
Net Cash Provided by Operating Activities	2,257	2,836
Investing Activities
Proceeds from Sales of Available-for-Sale Securities	3,676	3,679
Proceeds from Calls, Paydowns and Maturities of Available-for-Sale Securities	2,697	3,673
Purchases of Available-for-Sale Securities	(5,449)	(9,135)
Proceeds from Calls, Paydowns and Maturities of Held-to-Maturity Securities	33	7
Purchases of Held-to-Maturity Securities	(83)	(83)
Decrease in Other Short-Term Investments	448	10
Increase in Loans and Leases	(4,346)	(4,240)
Decrease in Operating Lease Equipment	120	175
Purchases of Bank Premises and Equipment	(235)	(169)
Proceeds from Disposal of Bank Premises and Equipment	37	6
Cash Received on Divestitures	-	223
Cash Acquired in Business Combination	242	29
Net Cash Used In Investing Activities	(2,860)	(5,825)
Financing Activities
Increase in Core Deposits	367	44
Increase in Certificates - $100,000 and Over, Including Foreign Office	741	1
Decrease in Federal Funds Purchased	(669)	(3,101)
(Decrease) Increase in Other Short-Term Notes	(775)	775
Increase in Short-Term Borrowings	39	644
Proceeds from Issuance of Long-Term Debt	3,662	8,821
Repayment of Long-Term Debt	(554)	(3,128)
Payment of Cash Dividends	(390)	(345)
Exercise of Stock Options, Net	44	62
Purchases of Treasury Stock	(1,645)	(784)
Other	3	(1)
Net Cash Provided by Financing Activities	823	2,988
Increase (Decrease) in Cash and Due from Banks	220	(1)
Cash and Due from Banks at Beginning of Period	2,561	2,359
Cash and Due from Banks at End of Period	$2,781	2,358
Cash Payments
Interest	$771	464
Federal Income Taxes	201	460
Supplemental Cash Flow Information
Transfer from Loans to Held for Sale, Net	1,659	322
Business Acquisitions:
Fair Value of Tangible Assets Acquired (Noncash)	5,149	922
Goodwill and Identifiable Intangible Assets Acquired	1,304	282
Liabilities Assumed	(5,186)	(916)
Stock Options	(63)	(36)
Common Stock Issued	(1,446)	(281)
Securitization of Automotive Loans:
Capitalized Servicing Rights	-	9
Residual Interest	-	21
Available-for-Sale Securities Retained	-	21

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Six months ended June 30,
($ in millions, except per share data)	2005	2004
Total shareholders’ equity, beginning	$8,924	8,667
Net income	822	878
Other comprehensive income, net of tax:
Change in unrealized (losses) and gains on available-for-sale securities, qualifying cash flow hedges and additional pension liability	34	(434)
Comprehensive income	856	444
Cash dividends declared:
Common stock (2005 - $.70 per share and 2004 - $.64 per share)	(389)	(360)
Preferred stock (a)	-	-
Stock options exercised including treasury shares issued	40	64
Stock-based compensation expense	37	43
Loans repaid related to the exercise of stock options, net	4	(1)
Excess corporate tax benefit related to stock-based compensation	14	3
Shares purchased	(1,645)	(784)
Acquisitions	1,509	317
Other	3	-
Total shareholders’ equity, ending	$9,353	8,393
(a)	Dividend on Preferred Stock is $.370 million for the six months ended June 30, 2005 and 2004, respectively.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2005 and 2004, the results of operations for the three and six months ended June 30, 2005 and 2004, the cash flows for the six months ended June 30, 2005 and 2004 and the changes in shareholders’ equity for the six months ended June 30, 2005 and 2004. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three and six months ended June 30, 2005 and 2004 and the cash flows for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2004 has been derived from the audited Consolidated Financial Statements of the Registrant included in the Annual Report on Form 10-K.

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

2.    New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2004, the Registrant adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. As a result, financial information for all prior periods has been restated to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards granted to employees after January 1, 1995.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial

Notes to Condensed Consolidated Financial Statements (continued)

statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In June 2005, the FASB issued an Exposure Draft, “Business Combinations, a Replacement of SFAS No. 141.” The proposal, which would replace FASB Statement No. 141, includes changes to certain aspects of current accounting practices under SFAS No. 141. These changes include, among others, requiring all acquisition related transaction and restructuring costs be expensed and recognizing contingent consideration and contingent assets and liabilities at their fair values on the acquisition date, with changes in fair value generally being recorded through the Condensed Consolidated Statements of Income. Comments on the Exposure Draft are due by October 28, 2005 and the Exposure Draft as currently drafted will be effective for acquisitions after December 31, 2006. Upon effectiveness, this Exposure Draft will impact the Registrant’s accounting for purchase business combinations.

In July 2005, the FASB released a proposed Staff Position (“FSP”) FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This proposed FSP would amend SFAS No. 13, “Accounting for Leases,” and would apply to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under the proposed FSP, if during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. Upon adoption of the proposed FSP, the change in the net investment balance resulting from the recalculation would be recognized as a cumulative effect of a change in accounting principle. On an ongoing basis following adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Comments on the FSP are due by September 12, 2005 and the proposed FSP as currently drafted would apply as of the end of the first fiscal year ending after December 15, 2005. During May 2005, the Registrant filed suit in the United States District Court Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of these leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, this proposed amendment to SFAS No. 13 in its current form would impact the timing of cumulative income recognized. The Registrant is currently in the process of evaluating the potential impact of the proposed FSP on its Condensed Consolidated Financial Statements.

In July 2005, the FASB released an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement 109.” The Exposure Draft contains proposed guidance on the recognition and measurement of uncertain tax positions. If adopted as proposed, the Registrant would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained on audit based solely on the technical merits of the position. If adopted as proposed, only tax benefits that meet the probable recognition threshold may be recognized or continue to be recognized on the effective date. Any initial de-recognition amounts will be reported as a cumulative effect of a change in accounting principle. Comments on the Exposure Draft are due by September 12, 2005 and the proposed Exposure Draft as currently drafted would apply as of the end of the first fiscal year ending after December 15, 2005. The Registrant has not yet evaluated the potential impact of the Exposure Draft on its Condensed Consolidated Financial Statements.

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

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of June 30, 2005:
Mortgage servicing rights	$1,003	(556)	(79)	368
Other consumer and commercial servicing rights	22	(12)	-	10
Core deposits	432	(225)	-	207
Other	29	(5)	-	24
Total intangible assets	$1,486	(798)	(79)	609
As of December 31, 2004:
Mortgage servicing rights	$940	(522)	(79)	339
Other consumer and commercial servicing rights	22	(9)	-	13
Core deposits	347	(204)	-	143
Other	9	(2)	-	7
Total intangible assets	$1,318	(737)	(79)	502
As of June 30, 2004:
Mortgage servicing rights	$912	(477)	(94)	341
Other consumer and commercial servicing rights	21	(4)	-	17
Core deposits	347	(192)	-	155
Other	9	-	-	9
Total intangible assets	$1,289	(673)	(94)	522

As of June 30, 2005, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2005	2004	2005	2004
Amortization expense (including servicing rights)	$29	30	60	64

Estimated amortization expense, including servicing rights, for fiscal years 2005 through 2009 is as follows:

For the years ended December 31 ($ in millions)
2005 (a)	$132
2006	131
2007	109
2008	90
2009	70
(a)	Includes six months actual and six months estimated.

Changes in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2005 and 2004 were as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2004	$373	312	103	191	979
Acquisitions	502	673	24	-	1,199
Divestitures	-	-	-	-	-
Balance as of June 30, 2005	$875	985	127	191	2,178
Balance as of December 31, 2003	$188	234	99	217	738
Acquisitions	185	78	4	-	267
Divestitures	-	-	-	(26)	(26)
Balance as of June 30, 2004	$373	312	103	191	979

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

Notes to Condensed Consolidated Financial Statements (continued)

4.    Retained Interests

As of June 30, 2005, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interests were as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption (annual)	Discount Rate (annual)	Weighted-Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	$331	6.2	17.3%	9.5%	N/A
Servicing assets	Adjustable	38	3.2	32.8	11.2	N/A
Home equity lines of credit:
Servicing assets	Adjustable	6	2.4	35.0	11.7	N/A
Residual interest	Adjustable	27	2.0	35.0	11.7	0.35%(a)
Automotive loans:
Servicing assets	Fixed	5	1.1	1.55	12.0	N/A
Residual interest	Fixed	16	1.1	1.55	12.0	1.25 (b)
(a)	Annualized rate
(b)	Cumulative rate

Based on historical credit experience, expected credit losses for servicing rights have been deemed not to be material. The Registrant serviced $24.5 billion of residential mortgage loans and $1.1 billion of consumer loans for other investors at June 30, 2005.

Changes in capitalized servicing rights for the six months ended June 30:

($ in millions)	2005	2004
Beginning balance	$352	299
Amount capitalized	63	64
Amortization	(37)	(50)
Servicing valuation (provision) recovery	-	45
Ending balance	$378	358

Changes in the servicing rights valuation reserve for the six months ended June 30:

($ in millions)	2005	2004
Beginning balance	$(79)	(152)
Servicing valuation (provision) recovery	-	45
Permanent impairment write-off	-	13
Ending balance	$(79)	(94)

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

The increase in longer-term rates in the first quarter of 2005 was offset by a decrease in the second quarter resulting in no net impact to the temporary valuation reserve in the first half of 2005. The increase in interest rates during the first six months of 2004 and the resulting impact of changing prepayment speeds led to the reversal of $45 million in temporary impairment on the MSR portfolio. In addition, the Registrant recognized a net gain of $8 million and a net loss of $24 million in the six months ended June 30, 2005 and 2004, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of June 30, 2005 and 2004, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $29 million and $4 million, respectively, and other liabilities included a fair value of $18 million and $3 million as of June 30, 2005 and 2004, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $3.7 billion and $.7 billion as of June 30, 2005 and 2004, respectively. Temporary changes in the MSR valuation reserve are captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

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

Notes to Condensed Consolidated Financial Statements (continued)

purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Swaptions, which have the features of a swap and an option, allow, but do not require, counterparties to exchange streams of payments over a specified period of time.

As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed-rate MSR portfolio. Principal only swaps are total return swaps based on changes in the value of the underlying mortgage principal only trust.

The Registrant also enters into foreign exchange contracts and interest rate swaps, floors and caps for the benefit of customers. The Registrant may economically hedge significant exposures related to these free-standing derivatives, entered into for the benefit of customers, by entering into offsetting third-party contracts with approved, reputable counterparties with matching terms and currencies that are generally settled daily. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional, principal or contract amounts. The Registrant minimizes the credit risk through credit approvals, limits and monitoring procedures. The Registrant hedges its interest rate exposure on customer transactions by executing offsetting swap agreements with primary dealers.

FAIR VALUE HEDGES - The Registrant enters into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended June 30, 2005, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2005, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income.

During 2005 and 2004, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of the termination was recognized as a premium or discount on the previously hedged long-term debt and is being amortized as an adjustment to yield.

The Registrant also enters into forward contracts to hedge the forecasted sale of its residential mortgage loans. For the three months ended June 30, 2005, the Registrant met certain criteria to qualify for matched terms accounting as defined in SFAS No. 133 on the hedged loans held for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheets.

As of June 30, 2005, there were no instances of designated hedges no longer qualifying as fair value hedges. The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Included in other assets:
Interest rate swaps related to debt	$46	49	61
Total included in other assets	$46	49	61
Included in other liabilities:
Interest rate swaps related to debt	$28	44	94
Forward contracts related to mortgage loans held for sale	2	1	3
Total included in other liabilities	$30	45	97

CASH FLOW HEDGES - The Registrant enters into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions. As of June 30, 2005 and 2004 and December 31, 2004, $24 million, $52 million and $33 million, respectively, in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of June 30, 2005, $18 million in net deferred losses, net of tax, on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

Notes to Condensed Consolidated Financial Statements (continued)

The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows is 15 months for hedges converting floating-rate debt to fixed. During the six months ended June 30, 2005 and during the year ended December 31, 2004, the Registrant terminated certain derivatives qualifying as cash flow hedges. The fair value of these contracts, net of tax, is included in accumulated other comprehensive income and is being amortized over the designated hedging periods, which range from 11 months to 13 years.

As of June 30, 2005, there were no instances of designated hedges no longer qualifying as cash flow hedges. The following table reflects the market value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Included in other liabilities:
Interest rate swaps related to debt	$2	-	1
Interest rate swaps related to LIBOR-based loans	-	-	74
Total included in other liabilities	$2	-	75

FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and various other derivative contracts for the benefit of commercial customers. The Registrant may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with matching terms that are generally settled daily.

Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Additionally, the Registrant occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. Revaluation gains and losses on interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are recorded as a component of mortgage banking revenue, revaluation gains and losses on foreign exchange derivative contracts, other commercial customer derivative contracts and interest rate risk derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 relating to free-standing derivative instruments are summarized below:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2005	2004	2005	2004
Foreign exchange contracts for customers	$12	10	25	22
Interest rate lock commitments and forward contracts related to interest rate lock commitments	(1)	2	-	(1)
Derivative instruments related to MSR portfolio	18	(45)	8	(24)
Derivative instruments related to interest rate risk	1	(8)	2	4

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2005	December 31, 2004	June 30, 2004
Included in other assets:
Foreign exchange contracts for customers	$140	168	94
Interest rate contracts for customers	59	46	35
Interest rate lock commitments	2	1	1
Derivative instruments related to MSR portfolio	29	7	4
Derivative instruments related to interest rate risk	-	-	2
Total included in other assets	$230	222	136

Included in other liabilities:
Foreign exchange contracts for customers	$122	137	62
Interest rate contracts for customers	59	46	35
Interest rate lock commitments	-	1	-
Forward contracts related to interest rate lock commitments	1	-	3
Derivative instruments related to MSR portfolio	18	3	3
Total included in other liabilities	$200	187	103

The following table summarizes the Registrant’s derivative instrument positions (excluding commercial customer derivatives) at June 30, 2005:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$3,864	82	4.68%	3.52%
Receive floating/pay fixed	2,009	15	3.17	4.15
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale	634	1
Mortgage servicing rights portfolio:
Principal only swaps	112	14		3.38
Interest rate swaps—Receive fixed/pay floating	1,010	95	4.45	3.27
Interest rate swaps—Receive floating/pay fixed	531	107	3.35	4.63
Purchased swaptions	2,075	3	4.20
Total	$10,235

The notional amount related to commercial customer contracts outstanding at June 30, 2005 was $18.4 billion.

6.    Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At June 30, 2005, the Registrant had issued approximately $6.8 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $6.8 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At June 30, 2005, the Registrant maintained a credit loss reserve of approximately $17 million related to these standby letters of credit. Approximately 68% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through June 30, 2005, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at June 30, 2005 was approximately $2.4 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $2.4 billion at June 30, 2005. The outstanding balances are generally secured by the underlying collateral that include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. Given the investment grade nature of the loans transferred as well as the underlying collateral security provided, the Registrant has not maintained any loss reserve related to these loans transferred.

Notes to Condensed Consolidated Financial Statements (continued)

At June 30, 2005, the Registrant had provided credit recourse on approximately $644 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $644 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $22 million relating to these residential mortgage loans sold.

As of June 30, 2005, the Registrant has also fully and unconditionally guaranteed $374 million of certain long-term borrowing obligations issued by five wholly-owned issuing trust entities that have been deconsolidated consistent with the provisions of FIN 46.

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the six months ended June 30, 2005, the Registrant processed approximately $51 million of chargebacks presented by issuing banks, resulting in no material actual losses to the Registrant. The Registrant accrues for probable losses based on historical experience and did not carry a material credit loss reserve at June 30, 2005.

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of June 30, 2005 was $61 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

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

Under the terms of the transaction, each share of First National common stock was exchanged for .5065 shares of the Registrant’s common stock, resulting in the issuance of 30.6 million shares of common stock. The common stock issued to effect the transaction was valued at $47.30 per share, the closing price of the Registrant’s common stock on the previous trading day, for a total transaction value of $1.5 billion. The total purchase price also includes the fair value of stock awards issued in exchange for stock awards held by First National employees, for which the aggregate fair value was $63 million.

The assets and liabilities of First National were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The fair values are preliminary and are subject to refinement as information becomes available. The results of First National’s operations were included in the Registrant’s Condensed Consolidated Statement of Income from the date of acquisition. In addition, the Registrant realized charges against its earnings for acquisition related expenses of approximately $1 million and $8 million for the three and six months ended June 30, 2005, respectively. The acquisition related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with the conversion.

The transaction resulted in total goodwill and intangible assets of $1.3 billion based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $85 million was allocated to core deposit intangibles, $7 million was allocated to customer lists and $13 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over ten years. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $1.2 billion of intangible assets was recorded as goodwill. Goodwill recognized in the First National acquisition is not deductible for income tax purposes.

On June 11, 2004, the Registrant acquired in a merger 100% of the outstanding stock of Franklin Financial, a bank holding company located in the Nashville, Tennessee metropolitan market that operated nine full-service banking centers. Under the terms of the transaction, each share of Franklin Financial common stock was exchanged for ..5933 shares of the Registrant’s common

Notes to Condensed Consolidated Financial Statements (continued)

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

The assets and liabilities of Franklin Financial were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The results of Franklin Financial’s operations were included in the Registrant’s Condensed Consolidated Statement of Income from the date of acquisition. The transaction resulted in total goodwill and intangible assets of $281 million based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $7 million was allocated to core deposit intangibles, $6 million was allocated to customer lists and $2 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over seven and five years, respectively. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $266 million of intangible assets was recorded as goodwill. Goodwill recognized in the Franklin Financial acquisition is not deductible for income tax purposes.

The pro forma effect and the financial results of First National and Franklin Financial included in the results of operations subsequent to the date of acquisition were not material to the Registrant’s financial condition or the operating results for the periods presented.

8.    Related Party Transactions

At June 30, 2005 and 2004, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $271 million and $318 million, respectively. As of June 30, 2005 and 2004, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $78 million and $83 million, respectively.

Commitments to lend to related parties as of June 30, 2005 and 2004, net of participations, were comprised of $262 million and $306 million, respectively, in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $10 million and $12 million, respectively, to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

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

During May 2005, the Registrant filed suit in the United States District Court Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, the proposed FSP FAS 13-a, an amendment to SFAS No. 13, in its current form would impact the timing of cumulative income recognized. See additional discussion of proposed FSP FAS 13-a in Note 2. The Registrant is currently in the process of evaluating the potential impact of the proposed FSP on its Condensed Consolidated Financial Statements.

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

10.	Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2005	2004	2005	2004
Service cost	$162	205	324	410
Interest cost	3,415	3,783	6,877	7,566
Expected return on assets	(4,595)	(4,628)	(8,606)	(9,255)
Amortization and deferral of transition amount	-	(385)	-	(770)
Amortization of actuarial loss	2,357	2,379	4,639	4,758
Amortization of unrecognized prior service cost	129	128	258	255
Settlement	439	310	585	310
Net periodic pension cost	$1,907	1,792	4,077	3,274

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

For the six months ended June 30, 2005, approximately .9 million restricted stock awards and 4.8 million stock appreciation rights were granted. For the six months ended June 30, 2004, approximately .5 million restricted stock awards and 3.7 million stock appreciation rights were granted. The weighted-average fair value of stock appreciation rights and stock options granted were $9.34 and $14.11 for the six months ended June 30, 2005 and 2004, respectively. The fair value of stock appreciation rights and stock options are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the six months ended June 30, 2005 and 2004:

	2005	2004
Expected dividend yield	3.48%	2.07-2.33%
Expected option life (in years)	6.0	6.0
Expected volatility	26%	28%
Risk-free interest rate	4.25%	3.15%

Notes to Condensed Consolidated Financial Statements (continued)

Stock-based compensation expense was $19 million and $20 million for the three months ended June 30, 2005 and 2004, respectively, and $37 million and $43 million for the six months ended June 30, 2005 and 2004, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

12.    Other Comprehensive Income

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the six months ended June 30 were as follows:

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2005
Losses on available-for-sale securities	$(23)	8	(15)
Reclassification adjustment for net gains recognized in income	(30)	10	(20)
Unrecognized losses on available-for-sale securities	(53)	18	(35)	$(72)	(35)	(107)

Gains on cash flow hedges	7	(2)	5
Reclassification adjustment for net losses recognized in income	6	(2)	4
Unrecognized gains (losses) on cash flow hedges	13	(4)	9	(33)	9	(24)

Change in minimum pension liability	93	(33)	60	(64)	60	(4)
Total	$53	(19)	34	$(169)	34	(135)
2004
Losses on available-for-sale securities	$(575)	202	(373)
Reclassification adjustment for net losses recognized in income	(26)	9	(17)
Unrecognized losses on available-for-sale securities	(601)	211	(390)	$(49)	(390)	(439)
Losses on cash flow hedges	(68)	24	(44)	(8)	(44)	(52)
Change in minimum pension liability	-	-	-	(63)	-	(63)
Total	$(669)	235	(434)	$(120)	(434)	(554)

Notes to Condensed Consolidated Financial Statements (continued)

13.    Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the three and six months ended June 30 follows:

	Three months ended June 30,
	2005			2004
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$417			$448
Dividends on preferred stock (a)	-			-
Net income available to common shareholders	$417	554	$0.75	$448	561	$0.80
Earnings per diluted share:
Net income available to common shareholders	$417	554	$0.75	$448	561	$0.80
Effect of dilutive securities:
Stock based awards		4	-		8	(0.01)
Convertible preferred stock (b)	-	-	-	-	-	-
Net income available to common shareholders plus assumed conversions	$417	558	$0.75	$448	569	$0.79
(a)	Dividend on preferred stock is $.185 million for the three months ended June 30, 2005 and 2004.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is .308 million shares for the three months ended June 30, 2005 and 2004.

	Six months ended June 30,
	2005			2004
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$822			$878
Dividends on preferred stock (a)	-			-
Net income available to common shareholders	$821	555	$1.48	$878	562	$1.56
Earnings per diluted share:
Net income available to common shareholders	$821	555	$1.48	$878	562	$1.56
Effect of dilutive securities:
Stock based awards		5	(0.01)		8	(0.02)
Convertible preferred stock (b)	-	-	-	-		-
Net income available to common shareholders plus assumed conversions	$822	560	$1.47	$878	570	$1.54
(a)	Dividend on preferred stock is $.370 million for the six months ended June 30, 2005 and 2004.
(b)	The additive effect to income from dividends on convertible preferred stock is $.290 million and the average share dilutive effect from convertible preferred stock is .308 million shares for the six months ended June 30, 2005 and 2004.

Options to purchase 28.5 million and 15.7 million shares outstanding during the three months ended June 30, 2005 and 2004, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

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

The Registrant manages interest rate risk centrally at the corporate level by employing an FTP methodology. This methodology insulates the segments from interest rate risk, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration. The statements of income in the table below are on an FTP basis. In addition to the previously mentioned items, the Other/Eliminations column includes the net effect of the FTP methodology.

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

Results of operations and selected financial information by operating segment for the three and six months ended June 30, 2005 and 2004 are as follows:

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Three Months Ended June 30, 2005:
Net interest income (b)	$364	570	54	9	(239)	-	758
Provision for loan and lease losses	24	37	2	3	(6)	-	60
Net interest income after provision for loan and lease losses	340	533	52	6	(233)	-	698
Noninterest income	126	260	96	152	1	-	635
Noninterest expense	175	346	94	109	4	-	728
Income before income taxes	291	447	54	49	(236)	-	605
Applicable income taxes (b)	91	157	19	17	(96)	-	188
Net income	$200	290	35	32	(140)	-	417
Average assets	$31,534	61,098	2,733	564	6,836	-	102,765

Three Months Ended June 30, 2004:
Net interest income (b)	$327	505	39	9	(61)	(48)	771
Provision for loan and lease losses	15	44	1	2	29	(1)	90
Net interest income after provision for loan and lease losses	312	461	38	7	(90)	(47)	681
Noninterest income	100	296	105	275	(17)	(10)	749
Noninterest expense	150	337	92	96	107	(40)	742
Income before income taxes	262	420	51	186	(214)	(17)	688
Applicable income taxes (b)	80	143	18	63	(57)	(7)	240
Net income	$182	277	33	123	(157)	(10)	448
Average assets	$27,679	58,329	2,193	547	11,452	(5,869)	94,331
(a)	In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The adjusted results of First National (excluding the divested First National insurance business) and Franklin Financial have been included in the segments and are eliminated in the Acquisitions column.
(b)	Includes taxable-equivalent adjustments of $8 million and $9 million for the three months ended June 30, 2005 and 2004, respectively.

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Six Months Ended June 30, 2005:
Net interest income (b)	$718	1,115	105	16	(437)	-	1,517
Provision for loan and lease losses	54	85	3	5	(20)	-	127
Net interest income after provision for loan and lease losses	664	1,030	102	11	(417)	-	1,390
Noninterest income	238	501	190	307	6	-	1,242
Noninterest expense	342	672	192	215	11	-	1,432
Income before income taxes	560	859	100	103	(422)	-	1,200
Applicable income taxes (b)	175	302	35	36	(170)	-	378
Net income	$385	557	65	67	(252)	-	822
Average assets	$30,936	60,674	2,674	644	6,963	-	101,891

Six Months Ended June 30, 2004:
Net interest income (b)	$640	996	76	16	(102)	(96)	1,530
Provision for loan and lease losses	58	81	3	5	34	(4)	177
Net interest income after provision for loan and lease losses	582	915	73	11	(136)	(92)	1,353
Noninterest income	200	569	204	408	17	(22)	1,376
Noninterest expense	297	668	184	198	121	(77)	1,391
Income before income taxes	485	816	93	221	(240)	(37)	1,338
Applicable income taxes (b)	148	277	32	75	(59)	(13)	460
Net income	$337	539	61	146	(181)	(24)	878
Average assets	$27,290	58,091	2,159	607	10,925	(5,935)	93,137
(a)	In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The adjusted results of First National (excluding the divested First National insurance business) and Franklin Financial have been included in the segments and are eliminated in the Acquisitions column.
(b)	Includes taxable-equivalent adjustments of $17 million and $18 million for the six months ended June 30, 2005 and 2004, respectively.

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

During May 2005, the Registrant filed suit in the United States District Court Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in the 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, the proposed FSP FAS 13-a, an amendment to SFAS No. 13, in its current form would impact the timing of cumulative income recognized. See additional discussion of proposed FSP FAS 13-a in Note 2. The Registrant is currently in the process of evaluating the potential impact of the proposed FSP on its Condensed Consolidated Financial Statements.

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

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2005 – April 30, 2005	19,572	$42.82	-	20,185,112
May 1, 2005 – May 31, 2005	10,998	42.65	-	20,185,112
June 1, 2005 – June 30, 2005	16,082	43.13	-	20,185,112
Total	46,652	$42.89	-	20,185,112
(a)	The Registrant repurchased 19,572, 10,998 and 16,082 shares during April, May and June, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On June 15, 2004, the Registrant announced its Board of Directors had authorized management to repurchase up to 40 million shares of the Registrant’s common stock through the open market or in any private transaction. On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase up to an additional 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Exhibits (Item 6)

(a)	List of Exhibits

(3)(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3)(ii)	Code of Regulations, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

(31)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 4, 2005	/s/ R. Mark Graf
R. Mark Graf Senior Vice President and Chief Financial Officer