Form 10-Q
period 2005-09-30
FIFTH THIRD BANCORP
filed 2005-11-04
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

There were 554,853,651 shares of the Registrant’s Common Stock, without par value, outstanding as of October 31, 2005.

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

TABLE 1: Selected Financial Data
	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
($ in millions, except per share data)	2005	2004		2005	2004
Income Statement Data
Net interest income (a)	$745	766	(3)	$2,262	2,296	(1)
Noninterest income	622	611	2	1,864	1,986	(6)
Total revenue (a)	1,367	1,377	(1)	4,126	4,282	(4)
Provision for loan and lease losses	69	26	165	197	203	(3)
Noninterest expense	732	648	13	2,164	2,038	6
Net income	395	471	(16)	1,217	1,349	(10)
Common Share Data
Earnings per share, basic	$.71	.84	(15)	$2.19	2.40	(9)
Earnings per share, diluted	.71	.83	(14)	2.18	2.37	(8)
Cash dividends per common share	.38	.32	19	1.08	.96	13
Book value per share	16.93	16.11	5
Dividend payout ratio	53.5%	38.6	39	49.5%	40.5	22
Financial Ratios
Return on average assets	1.51%	1.95	(23)	1.59%	1.91	(17)
Return on average equity	16.6	21.1	(21)	17.6	20.6	(15)
Average equity as a percent of average assets	9.11	9.21	(1)	9.04	9.28	(3)
Net interest margin (a)	3.16	3.42	(8)	3.27	3.52	(7)
Efficiency (a)	53.5	47.0	14	52.4	47.6	10
Credit Quality
Net losses charged off	$64	57	12	$183	187	(2)
Net losses charged off as a percent of average loans and leases	.38%	.40	(5)	.37%	.45	(18)
Allowance for loan and lease losses as a percent of loans and leases	1.06	1.23	(14)
Allowance for credit losses as a percent of loans and leases (b)	1.16	1.35	(14)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.51	.48	6
Underperforming assets as a percent of loans, leases and other assets, including other real estate owned	.74	.72	3
Average Balances
Loans and leases, including held for sale	$68,556	57,679	19	$66,812	56,236	19
Total securities and other short-term investments	24,915	31,413	(21)	25,578	30,891	(17)
Total assets	103,699	96,212	8	102,501	94,169	9
Demand deposits	13,977	12,537	11	13,791	12,065	14
Interest-bearing deposits	50,403	43,637	16	50,010	43,581	15
Short-term borrowings	9,620	13,274	(28)	9,622	14,322	(33)
Long-term debt	16,914	15,055	12	16,528	12,564	32
Shareholders’ equity	9,451	8,861	7	9,262	8,736	6
Regulatory Capital Ratios
Tier 1 capital	8.45%	10.73	(21)
Total risk-based capital	10.57	12.81	(17)
Tier 1 leverage	7.93	9.13	(13)
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

The Registrant is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2005, the Registrant had $104.6 billion in assets, operated 19 affiliates with 1,106 full-service Banking Centers including 125 Bank Mart® locations open seven days a week inside select grocery stores and 1,996 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. During the third quarter of 2005, the Registrant divided its Florida affiliate into three independent affiliates, raising the total of number of affiliates to 19. The financial strength of the Registrant’s largest banks, Fifth Third Bank and Fifth Third Bank (Michigan), continues to be recognized by rating agencies with deposit ratings of AA- and Aa1 from Standard & Poor’s and Moody’s, respectively. Additionally, the Registrant is recognized by Moody’s with one of the highest senior debt ratings for any U.S. bank holding company of Aa2. The Registrant operates four main businesses: Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions.

The Registrant’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended September 30, 2005, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 54% and 46% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Registrant. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Registrant.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Registrant earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Registrant to interest rate risk that could result in potential adverse changes to net interest income. The Registrant manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Registrant enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks.

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

The Registrant completed its acquisition of Franklin Financial Corporation (“Franklin Financial”) in June of 2004 and has expanded its presence in the Nashville market. As of September 30, 2005, the Registrant has 18 banking centers within this market. On January 1, 2005, the Registrant completed its acquisition of First National Bankshares of Florida, Inc. (“First National”), a bank holding company with $5.6 billion in assets located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The Registrant completed its conversion activity associated with the First National acquisition in the first quarter. As of September 30, 2005, the Registrant’s Florida affiliates have 84 full-service locations, of which 74 were acquired as part of the First National acquisition.

The Registrant’s net income was $395 million in the third quarter of 2005, a 16% decrease compared to $471 million for the same period last year. Earnings per diluted share were $.71 for the third quarter, a 14% decrease from $.83 for the same period last year. The Registrant’s quarterly dividend increased to $.38 per common share from $.32, an increase of 19% on a year-over-year basis.

Net interest income (FTE) decreased three percent compared to the same period last year. The net interest margin decreased from 3.29% in the second quarter of 2005 to 3.16% in the third quarter of 2005 primarily due to the continued flattening of the interest rate yield curve, the growth in loans relative to the growth in core deposits and mix shifts within the core deposit base. Noninterest income increased three percent, exclusive of a $9 million gain on certain third party merchant contracts sold in the third quarter of 2004, primarily due to a $35 million, or 23%, increase in electronic payment processing revenue; comparison being provided to supplement an understanding of fundamental revenue trends. Noninterest expense increased 13% versus the same period last year, primarily due to increases in marketing,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

information technology, bankcard volume related costs and the significant investments in the sales force and retail distribution network. Since September 30, 2004, approximately 1,800 additional sales personnel have been added and 59 net new de-novo banking centers have opened, as well as the 74 remaining banking centers added from the acquisition of First National.

Credit quality metrics remained strong during the third quarter of 2005. Net charge-offs as a percent of average loans and leases held steady at .38% in the third quarter of 2005 compared to .34% in the second quarter of 2005 and .40% in the third quarter of 2004. At September 30, 2005, nonperforming assets as a percent of loans and leases were .51%, unchanged from June 30, 2005 and slightly increased from .48% at September 30, 2004. While credit quality metrics have remained strong throughout 2005, the Registrant does not expect this type of credit performance to continue indefinitely.

The Registrant’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of September 30, 2005, the Tier 1 capital ratio was 8.45% and the total risk-based capital ratio was 10.57%. The Registrant’s capital strength and financial stability have enabled the Registrant to maintain a Moody’s credit rating that is equaled or surpassed by only four other U.S. bank holding companies.

The Registrant continues to invest in the geographic areas within its footprint that offer the best growth prospects, as it believes this is the most cost efficient method of expansion within its largest affiliate markets. During the first nine months of 2005, the Registrant opened its first three banking centers in Pittsburgh and has opened 42 new banking centers that did not involve the relocation or consolidation of existing facilities, with plans to continue adding banking centers in key markets in the fourth quarter of 2005 and throughout 2006 at levels similar to 2004.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. The Registrant utilizes two risk grading systems for commercial loans and leases. The current risk grading system utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk grading system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default analyses are not separated in the ten grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

In the current year, the Registrant has not substantively changed any aspect to its overall approach in the determination of allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. Based on the procedures discussed above, the Registrant is of the opinion that the allowance of $727 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at September 30, 2005.

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has both the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and noninterest income in the Condensed Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Registrant’s intent and ability to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income. At September 30, 2005, 92% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Registrant believes the price movements in these securities are dependent upon the movement in market interest rates particularly given the negligible inherent credit risk for these securities. The Registrant also maintains its intent and ability to hold these securities.

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

At September 30, 2005, the change in the fair value of MSRs due to an immediate 10% and 20% adverse change in the current prepayment assumptions would be a decrease of approximately $14 million and $37 million, respectively, and due to an immediate 10% and 20% favorable change in the current prepayment assumption would be an increase of approximately $21 million and $44 million, respectively. The change in the fair value of the MSR portfolio at September 30, 2005, due to an immediate 10% and 20% adverse change in the discount rate assumptions would be a decrease of approximately $14 million and $27 million, respectively, and due to an immediate 10% and 20% favorable change in the discount rate assumption would be an increase of approximately $15 million and $30 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Compared to the third quarter of 2004, net interest income (FTE) decreased three percent as a result of net interest margin contracting 26 basis points (“bp”). The decline in net interest margin occurred despite a five percent increase in average earning assets. In terms of mix between volume and yield, the impact of changes in interest rates on net interest income (FTE) was a decrease of eight percent. The decline in net interest margin was attributable to the $1.6 billion repurchase of common stock, the growth in loans relative to the growth in core deposits and the corresponding increase in wholesale funding, the change in mix within core deposits and the continued flattening of the interest rate yield curve. The Registrant expects net interest margin to remain reasonably stable with approximately four to six basis points of continuing combined contraction in the fourth quarter and the first quarter of 2006.

The growth in average loans and leases of $10.9 billion over the third quarter of 2004 outpaced the $5.9 billion growth in core deposits for the same period. Of the $5.0 billion funding shortfall, only $.5 billion was provided through additional higher cost wholesale funding, as the Registrant continues to reduce its reliance on wholesale funding. For the third quarter of 2005, wholesale funding represented 45% of interest-bearing liabilities, down from 47% for the same period in the prior year. The remaining loan and lease funding was provided through reductions in the available-for-sale securities portfolio. During the third quarter of 2005, the average securities portfolio represented 27% of interest-earning assets, down from 35% in last year’s third quarter. During the remainder of 2005, the Registrant will continue to use sales and cash flows from its earning asset base to fund its loan and lease growth that is in excess of its core deposit growth.

During the third quarter of 2005, the Registrant continued a strategic shift in its deposit pricing strategy as it moved away from promotional rates and towards highly competitive daily rates. As part of this strategy, the Registrant aggressively increased deposit rates, including focusing on the relative pricing between the more and less liquid deposit products, and moved customers into the right products given their liquidity needs. The combined results of these actions have been a 17% increase (not annualized) in net new account additions compared to the second quarter and a migration of interest checking balances into money market and savings accounts. Additionally, the Registrant recently announced the roll out of its identity theft protection service, which gives Fifth Third checking account customers, with two other Fifth Third products, free access to their credit information from all three of the nation’s leading credit bureaus.

In the third quarter of 2005, the cost of interest-bearing core deposits was 2.24%, up from 1.17% in the third quarter of 2004. Despite more aggressive increases in deposit rates in the third quarter of 2005 as compared to prior periods, the relative cost advantage of interest-bearing core deposits compared to wholesale funding increased by 42 bp from the third quarter of 2004 to 128 bp and is relatively stable compared to the second quarter of 2005. Within interest-bearing core deposits, the money market and other time deposit balances combined to represent 33% of the total in the third quarter of 2005 compared to 27% in the third quarter of 2004. Money market and other time deposit balances generally receive a higher rate of interest than interest checking and savings balances. The combined rate paid on money market and other time deposit balances was 3.02% in the third quarter of 2005 compared to the combined rate of 1.86% on interest checking and savings balances in the prior year. Net interest rate spread declined 46 bp from 3.12% in the third quarter of 2004 to 2.66% in the third quarter of 2005 due largely to the flattening interest rate yield curve and the impact of changing funding mix and deposit strategies highlighted above. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 279 bp in the third quarter of 2004 to 123 bp in the second quarter of 2005 and to 78 bp in the third quarter of 2005 illustrating the relative pressure between shorter-term and longer-term funding costs and general security portfolio re-investment opportunities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income (FTE) from loans and leases increased $296 million, or 41%, compared to the third quarter of 2004. The increase resulted from the growth in average loans and leases of $10.9 billion, or 19%, for the third quarter of 2005 over the comparable period in 2004 as well as a 91 bp increase in average rates. The increase in average loans and leases included growth in commercial loans and leases of $6.6 billion, or 22%, compared to the third quarter of 2004. The yield on commercial loans was 6.05% for the third quarter of 2005, an increase of 117 bp from 4.88% for the prior year’s quarter. Average consumer loans and leases increased by $4.3 billion, or 15%, compared to the third quarter of 2004, with an increase in yield of 62 bp to 5.73%.

Interest income (FTE) from investment securities and short-term investments decreased $57 million to $271 million for the third quarter of 2005 compared to the same period in 2004 due to the reduction of the investment securities portfolio primarily as a result of the balance sheet initiative undertaken in the fourth quarter of 2004 to reduce risks associated with increasing interest rates. These balance sheet initiatives included: (i) the sale of approximately $6.4 billion in the available-for-sale securities portfolio with a weighted-average coupon of 3.2%; (ii) the early retirement of approximately $2.8 billion of long-term debt with a weighted-average coupon of 5.4%; (iii) the termination of $2.8 billion in notional of receive-fixed/pay-variable interest rate swaps; and (iv) reductions in certain other wholesale borrowings. The average yield on taxable securities increased by only 14 bp due to the relative stability in longer-term interest rates.

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended September 30,	2005			2004			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b)	$68,556	$1,020	5.90%	$57,679	$724	4.99%	$149	147	296
Securities:
Taxable	24,013	255	4.22	30,241	310	4.08	(66)	11	(55)
Exempt from income taxes (b)	787	15	7.42	890	17	7.56	(2)	—	(2)
Other short-term investments	115	1	3.49	282	1	1.51	(1)	1	—
Total interest-earning assets	93,471	1,291	5.48	89,092	1,052	4.70	80	159	239
Cash and due from banks	2,742			2,265
Other assets	8,207			5,603
Allowance for loan and lease losses	(721)			(748)
Total assets	$103,699			$96,212
Liabilities
Interest-bearing liabilities:
Interest checking	$18,498	$86	1.84%	$19,570	$47.94%		$(3)	42	39
Savings	9,939	48	1.90	8,212	16.76		4	28	32
Money market	5,154	37	2.82	3,542	10	1.11	6	21	27
Other time deposits	8,730	68	3.14	6,539	39	2.40	15	14	29
Certificates—$100,000 and over	4,156	34	3.28	2,459	15	2.40	12	7	19
Foreign office deposits	3,925	34	3.41	3,315	12	1.45	3	19	22
Federal funds purchased	4,001	35	3.50	4,847	17	1.42	(3)	21	18
Short-term bank notes	—	—	—	1,275	5	1.46	(5)	—	(5)
Other short-term borrowings	5,619	41	2.92	7,152	23	1.27	(6)	24	18
Long-term debt	16,914	163	3.80	15,055	102	2.71	15	46	61
Total interest-bearing liabilities	76,936	546	2.82	71,966	286	1.58	38	222	260
Demand deposits	13,977			12,537
Other liabilities	3,335			2,848
Total liabilities	94,248			87,351
Shareholders’ equity	9,451			8,861
Total liabilities and shareholders’ equity	$103,699			$96,212
Net interest income margin (taxable equivalent)		$745	3.16%		$766	3.42%	$42	(63)	(21)
Net interest rate spread (taxable equivalent)			2.66%			3.12%
Interest-bearing liabilities to interest-earning assets			82.31%			80.77%
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $8 million and $9 million for the three months ended September 30, 2005 and 2004, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The interest on core deposits increased $127 million, or 113%, in the third quarter of 2005 over the comparable period in 2004 due to increases in short-term interest rates and increasing average balances. Average core deposits increased $5.9 billion, or 12%, compared to the third quarter of 2004. The growth in noninterest-bearing funds and other core deposits is a critical component in the growth of net interest income. For the third quarter of 2005, the benefit to net interest margin of free funding increased to 50 bp from 30 bp in the third quarter of 2004. A key focus of the Registrant continues to be growing its transaction deposit products, such as checking, savings and money market accounts, in order to reduce its reliance on other sources to fund the expected growth in the balance sheet.

The interest on wholesale funding and long-term debt increased by $133 million, or 43%, in the third quarter over the comparable period in 2004 primarily due to increases in short-term rates. Average wholesale funding and short-term bank notes decreased $1.3 billion, or 7%, while average long-term debt increased $1.9 billion, or 11%, in the third quarter of 2005 over the comparable period in 2004.

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the nine months ended September 30,	2005			2004			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b)	$66,812	$2,829	5.66%	$56,236	$2,081	4.94%	$424	324	748
Securities:
Taxable	24,569	789	4.30	29,696	925	4.16	(164)	28	(136)
Exempt from income taxes (b)	819	46	7.35	935	52	7.47	(6)	—	(6)
Other short-term investments	190	3	2.35	260	2	1.15	(1)	2	1
Total interest-earning assets	92,390	3,667	5.31	87,127	3,060	4.69	253	354	607
Cash and due from banks	2,728			2,140
Other assets	8,101			5,625
Allowance for loan and lease losses	(718)			(723)
Total assets	$102,501			$94,169
Liabilities
Interest-bearing liabilities:
Interest checking	$19,240	$220	1.53%	$19,464	$118.81%		$(1)	103	102
Savings	9,660	109	1.51	7,771	36.62		11	62	73
Money market	4,900	90	2.46	3,220	23.94		16	51	67
Other time deposits	8,271	182	2.94	6,049	117	2.59	47	18	65
Certificates—$100,000 and over	3,883	89	3.05	2,502	35	1.88	25	29	54
Foreign office deposits	4,056	89	2.94	4,575	39	1.12	(5)	55	50
Federal funds purchased	4,040	89	2.96	6,238	52	1.12	(24)	61	37
Short-term bank notes	332	6	2.60	941	9	1.24	(8)	5	(3)
Other short-term borrowings	5,250	102	2.60	7,143	56	1.02	(18)	64	46
Long-term debt	16,528	429	3.47	12,564	279	2.98	99	51	150
Total interest-bearing liabilities	76,160	1,405	2.47	70,467	764	1.45	142	499	641
Demand deposits	13,791			12,065
Other liabilities	3,288			2,901
Total liabilities	93,239			85,433
Shareholders’ equity	9,262			8,736
Total liabilities and shareholders’ equity	$102,501			$94,169
Net interest income margin (taxable equivalent)		$2,262	3.27%		$2,296	3.52%	$111	(145)	(34)
Net interest rate spread (taxable equivalent)			2.84%			3.24%
Interest-bearing liabilities to interest-earning assets			82.43%			80.88%
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $24 million and $27 million for the nine months ended September 30, 2005 and 2004, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan and Lease Losses

The Registrant provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on the factors discussed in Critical Accounting Policies. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Registrant. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current charge-offs, less recoveries in the current period on previously charged off assets.

The provision for loan and lease losses increased to $69 million in the third quarter of 2005 compared to $26 million in the same period last year. The comparison to last year is impacted by a reduction in the reserve for credit losses in the third quarter of 2004. The reduction in the reserve for credit losses resulted in a $27 million positive impact to earnings in 2004. In addition, average net loans and leases for the third quarter of 2005 increased 19% compared to the third quarter of 2004, and net charge-offs increased to $64 million compared to $57 million in the third quarter of 2004.

In the third quarter of 2005, net charge-offs as a percentage of average loans and leases decreased to .38% from .40% in the third quarter of 2004. The allowance for loan and lease losses as a percent of loans and leases declined to 1.06% from 1.23% at September 30, 2004. A portion of the decline in the allowance percentage is due to the acquisition of First National and its respective loan portfolio being recorded at fair value and not carrying over the previously existing allowance. Credit quality metrics and trends continued to remain stable at historically low levels for the Registrant. Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Registrant in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three and nine months ended September 30, 2005, noninterest income increased by two percent and decreased by six percent, respectively. The components of noninterest income for these periods are as follows:

TABLE 4: Noninterest Income

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2005	2004		2005	2004
Electronic payment processing revenue	$187	152	23	$535	449	19
Service charges on deposits	137	134	2	390	389	—
Mortgage banking net revenue	45	49	(8)	132	154	(14)
Investment advisory revenue	89	88	1	269	278	(3)
Operating lease revenue	11	35	(69)	46	129	(64)
Other noninterest income	145	137	6	454	545	(17)
Securities gains, net	8	16	(50)	38	42	(10)
Total noninterest income	$622	611	2	$1,864	1,986	(6)

Electronic payment processing revenue increased $35 million in the third quarter of 2005 compared to the same period last year. EFT revenue increased 22% and merchant processing revenue increased 23% compared to the same period in 2004. The Registrant continues to see strong trends in both merchant processing and financial institution volumes and corresponding impacts on processing volume. Fifth Third continues to see significant opportunities to attract new retailers and financial institution customers. The Registrant handles electronic processing for over 126,000 merchant locations and 1,500 financial institutions worldwide.

Service charges on deposits increased two percent in the third quarter of 2005 compared to the same period last year. Commercial deposit revenue declined one percent while consumer service charge revenue increased five percent. Net new consumer deposit account production increased by 17% (not annualized) in the third quarter. Despite growth in the number of relationships and overall activity, commercial service charges were negatively impacted compared to the third quarter last year by the increase in earnings credits on commercial customer demand deposit accounts due to the higher interest rate environment. Growth in the number of retail checking account relationships has improved consumer service charges and deposit generation continues to be a primary focus of the Registrant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue declined to $45 million in the third quarter of 2005 from $49 million in the same period last year. The components of mortgage banking net revenue for the three and nine months ended September 30, 2005 and 2004 are as follows:

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2005	2004	2005	2004
Mortgage banking fees and loan sales	$61	45	173	177
Net valuation adjustments and amortization on mortgage servicing rights	6	(21)	(27)	(23)
Net (losses) gains and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	(22)	25	(14)	—
Mortgage banking net revenue	$45	49	132	154

Mortgage banking fees and loan sales increased 36% over the third quarter of 2004. The increase was due to higher originations and corresponding mortgage sales, as mortgage originations increased to $2.9 billion in the third quarter of 2005 as compared to $1.7 billion in the same period last year.

The fluctuation and general rise in longer-term interest rates in the third quarter of 2005 and the corresponding general decrease in prepayment speeds led to the reversal of $27 million in temporary impairment on the MSR portfolio in the third quarter as compared to a reversal of temporary impairment of $3 million in the third quarter of 2004. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. The Registrant recognized a net loss of $23 million and a net gain of $23 million in the third quarter of 2005 and 2004, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. During the first nine months of 2005, the Registrant primarily used principal only swaps, interest rate swaps and swaptions to hedge the economic risk of the MSR portfolio as they were deemed to be the best available instruments for several reasons. Principal only swaps hedge the mortgage-LIBOR spread because they appreciate in value as a result of tightening spreads. They also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Swaptions are positive convexity hedges primarily used to hedge the negative convexity of the MSR portfolio. Receive fixed/pay floating interest rate swaps increase in value when interest rates do not increase as quickly as expected. Due to the increasing uncertainty as to the expected direction of longer-term interest rates, the Registrant increased the purchase of swaptions and receive fixed/pay floating derivatives used to economically hedge the MSR portfolio. As of September 30, 2005 and 2004, the Registrant held a combination of free-standing derivatives, including principal only swaps, swaptions and interest rate swaps with a net negative fair value of $10 million and a net positive fair value of $11 million, respectively, on outstanding notional amounts of $3.6 billion and $3.4 billion, respectively. In addition to the derivative positions used to economically hedge the MSR portfolio, the Registrant began to acquire various securities (primarily principal only strips) during the third quarter of 2005 as a supplement to its non-qualifying hedging strategy. Principal only strips increase in value as prepayments speeds increase, thus providing an economic hedge for the MSR portfolio. As of September 30, 2005, the Registrant’s available-for-sale security portfolio included $178 million of securities related to the non-qualifying hedging strategy.

The Registrant’s total residential mortgage loans serviced at September 30, 2005 and 2004 was $31.9 billion and $29.9 billion, respectively, with $24.5 billion and $23.5 billion, respectively, of residential mortgage loans serviced for others.

Investment advisory revenues increased one percent in the third quarter of 2005 compared to the same period last year with relatively flat performance across all categories. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant expects near and intermediate term revenue trends to be driven by the degree of success in continuing to grow the institutional money management business and in penetrating a large middle market commercial customer base with retirement and wealth planning services. The Registrant is one of the largest money managers in the Midwest and as of September 30, 2005 had over $189 billion in assets under care and $33 billion in assets under management.

Operating lease revenue results from the consolidation in the third quarter of 2003 of a special purpose entity (“SPE”) formed for the purpose of the sale and subsequent leaseback of leased automobiles. The consolidation was the result of the Registrant’s implementation of Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities – an interpretation of ARB 51 (revised December 2003).” The operating lease revenue declined $24 million from the third quarter of last year to $11 million and will continue to decline as the automobile leases mature.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income for the three and nine months ended September 30, 2005 and 2004 are as follows:

TABLE 6: Components of Other Noninterest Income

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2005	2004		2005	2004
Cardholder fees	$15	13	15	$44	36	22
Consumer loan and lease fees	9	15	(40)	37	43	(14)
Commercial banking revenue	50	43	16	146	125	17
Bank owned life insurance income	23	15	53	68	44	55
Insurance income	9	8	13	23	23	—
Gain on sale of certain merchant processing contracts	—	9	(100)	—	157	(100)
Other	39	34	15	136	117	16
Total other noninterest income	$145	137	6	$454	545	(17)

Comparisons to the prior year are impacted by the $9 million gain on the sale of certain third party merchant contracts in the third quarter of 2004. Exclusive of the impact of this transaction, other noninterest income increased by 13% in the third quarter of 2005 compared to the same period last year; comparison being provided to supplement an understanding of fundamental revenue trends. The increase was primarily attributable to strong growth in commercial banking revenue (including customer interest rate derivative sales and international service fees), bank-owned life insurance and cardholder fees. Comparisons to prior year are also impacted by the acquisition of First National.

Noninterest Expense

The Registrant continues to focus on efficiency initiatives as part of its core emphasis on operating leverage. These initiatives include increasing levels of process automation, the rationalization and reduction of non-core businesses as they relate to the Registrant’s retail and middle market customer base and an increased emphasis on required returns on invested capital.

Operating expense levels are often measured using the efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income), which was 53.5% and 47.0% for the third quarter of 2005 and 2004, respectively. The major components of noninterest expense for the three and nine months ended September 30, 2005 and 2004 are as follows:

TABLE 7: Noninterest Expense

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2005	2004		2005	2004
Salaries, wages and incentives	$285	252	13	$846	752	13
Employee benefits	70	64	9	218	205	6
Equipment expense	26	22	18	76	61	25
Net occupancy expense	54	45	20	162	137	18
Operating lease expense	8	24	(67)	34	94	(64)
Other noninterest expense	289	241	20	828	789	5
Total noninterest expense	$732	648	13	$2,164	2,038	6

Total noninterest expense increased 13% in the third quarter of 2005 compared to the same period last year due to increases in marketing, information technology, bankcard volume related costs and the significant investments in the sales force and retail distribution network. Salaries, wages and incentives increased 13% for the current quarter compared to 2004 due to sales force expansion and the addition of First National employees. Net occupancy expenses increased 20% in the third quarter of 2005 over the same period last year due to the addition of 133 new banking centers that did not involve the relocation or consolidation of existing facilities, 74 of which resulted from the First National acquisition. Operating lease expense declined 67% from the third quarter last year and is expected to continue to decline as the automobile leases mature.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest expense for the three and nine months ended September 30, 2005 and 2004 are as follows:

TABLE 8: Components of Other Noninterest Expense

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2005	2004		2005	2004
Marketing and communications	$36	25	44	$98	76	29
Deposit insurance	2	2	—	6	13	(54)
Postal and courier	13	12	8	37	37	—
Bankcard	69	52	33	195	160	22
Intangible amortization	11	7	57	35	22	59
Franchise and other taxes	4	10	(60)	24	29	(17)
Loan and lease	25	19	32	63	58	9
Printing and supplies	9	8	13	27	24	13
Travel	13	10	30	40	27	48
Information technology and operations	30	22	36	82	63	30
Other	77	74	4	221	280	(21)
Total other noninterest expense	$289	241	20	$828	789	5

Total other noninterest expense increased by $48 million from the third quarter of 2004 primarily due to increases in marketing and communications, bankcard volume related costs and information technology expenses. Marketing and communications increased 44% compared to the third quarter of 2004 primarily due to increased spending on deposit campaign initiatives through direct mailings and media advertising. Bankcard expense increased 33% compared to last year due to an increase in the number of merchant and retail customers as well as continuing organic growth in debit and credit card usage causing a corresponding increase in debit transaction costs and membership fees.

Applicable Income Taxes

The Registrant’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated were:

TABLE 9: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2005	2004	2005	2004
Income before income taxes	$558	694	1,741	2,014
Applicable income taxes	163	223	524	665
Effective tax rate	29.2%	32.1	30.1	33.0

Applicable income tax expense for all periods include the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. In 2005, the effective tax rate includes certain favorable impacts resulting from statute expirations and the conclusion of certain tax examinations.

LINE OF BUSINESS RESULTS

The Registrant operates four main business segments, as described in Note 14 to the Condensed Consolidated Financial Statements. For acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. For the prior periods presented, the income and average assets of First National have been included in the respective segments and are then eliminated by the Acquisitions caption to agree to the prior period’s reported results.

Results of the Registrant’s business segments are presented based on its management structure and management accounting practices. The structure and practices are specific to the Registrant; therefore, the financial results of the Registrant’s business segments are not necessarily comparable with similar information for other financial institutions. The Registrant refines its methodologies from time to time as management accounting practices are improved and businesses change. Revisions to the Registrant’s methodologies are applied on a retroactive basis.

The Registrant manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate risk, enabling them to focus on servicing customers through loan originations and deposit taking. The FTP system assigns charge and credit rates to classes of assets and liabilities, respectively, based on expected duration. The Registrant has not changed the conceptual application of FTP during 2004 or 2005. The net impact of the FTP methodology is included in Other/Eliminations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Net income by business segment is summarized as follows:

TABLE 10: Business Segment Results

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2005	2004	2005	2004
Commercial Banking	$197	184	583	521
Retail Banking	266	271	822	809
Investment Advisors	30	29	95	90
Processing Solutions	27	34	94	180
Other/Eliminations	(125)	(39)	(377)	(222)
Acquisitions	—	(8)	—	(29)
Net income	$395	471	1,217	1,349

Commercial Banking

Commercial Banking provides a comprehensive range of financial services and products to large and middle-market businesses, governments and professional customers. In addition to the traditional lending and depository offerings, Commercial Banking products and services include, among others, cash management, foreign exchange and international trade finance, derivatives and capital markets services, asset-based lending, real estate finance, public finance, commercial leasing and syndicated finance.

Net income increased $13 million, or seven percent, compared to the third quarter of 2004 largely as a result of loan and deposit growth and success in customer interest rate and foreign exchange derivative sales. Average loans and leases included in the commercial banking segment increased 12% to $30.3 billion over the prior year third quarter, with strong results in commercial construction. Despite average demand deposits remaining flat from the prior year third quarter due to lower compensating balance requirements, average core deposits increased to $14.8 billion in the third quarter of 2005 from $12.5 billion in 2004, an 18% increase. The increase in average core deposits and loans and the related FTP impact led to a $42 million increase in net interest income compared to the same period last year.

Noninterest income increased $17 million, or 17%, compared to the same quarter last year largely due to an increase in customer interest rate derivative sales and international service revenue. Revenue from customer interest rate derivatives sales increased $8 million, or 266%, over the same period in 2004 and international service revenue, which includes letters of credit and foreign currency services, increased $3 million, or 11%. Increases in these categories were partially offset by a decline in service charges on commercial customer demand deposit accounts as higher short-term interest rates increased the earnings credits on these accounts.

Noninterest expense increased $38 million, or 25%, for the three months ended September 30, 2005 compared to the third quarter of 2004. The investment in sales personnel throughout 2004 and in 2005 primarily contributed to the increase in noninterest expense as total full-time equivalent sales employees increased 27% to 1,397 from 1,102 at the end of the third quarter of 2004.

Retail Banking

Retail Banking provides a full range of deposit and loan and leases products to individuals and small businesses, and includes the branch network, consumer finance and mortgage banking. Through 1,106 banking centers, Retail Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. Consumer finance services generally include the Registrant’s indirect lending activities, which include loans to consumers through dealers and federal and private student education loans, as well as the Registrant’s financing of inventory for automobile and marine dealers. Mortgage banking activities include the origination, retention and servicing of mortgage loans, sales and securitizations of mortgage loans or pools of mortgage loans and all associated hedging activities.

Net income decreased $5 million, or two percent, compared to the third quarter of 2004 as an increase in net interest income was offset by a decline in noninterest income and by higher loan loss provision and noninterest expenses. Average loans and leases increased 13% compared to the third quarter of 2004 as a result of 14% increases in both direct and indirect installment loans and a 16% increase in residential mortgage. Average core deposits increased two percent over the third quarter of 2004 with double digit increases in savings, money market, demand deposits and consumer time deposits mitigated by an 18% decrease in interest checking. As a result of the growth in average loans and core deposits and the related net FTP impact, net interest income increased $56 million compared to the same period last year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third quarter 2004 earnings were positively impacted by a decrease in the provision for loan and lease losses. The reduced provision for loan and lease losses in the prior year quarter is the primary reason for the $15 million increase in provision in the current quarter as the provision for loan and lease losses returns to more normal levels.

Noninterest income declined six percent from the third quarter of 2004. Increases in electronic payment processing revenue from small business customers, up 37% over the third quarter of 2004, were offset by decreases in mortgage banking net revenue and operating lease revenue.

Noninterest expense increased eight percent compared to the third quarter of 2004 as lower operating lease expenses partially offset the increased employee related expenses and net occupancy costs resulting from banking centers opening as part of the de-novo growth effort. Since the third quarter of 2004, 59 new banking centers that did not involve relocation or consolidation of existing facilities have been opened due to de-novo growth. The Registrant continues to position itself for sustained long-term growth through new banking center additions in key markets.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors primary services include trust, institutional, retirement, private client, asset management and broker-dealer services. Fifth Third Securities, Inc., an indirect wholly-owned subsidiary of the Registrant, offers full service retail brokerage services to individual clients. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Registrant, provides asset management services and also advises the Registrant’s proprietary family of mutual funds, Fifth Third Funds.*

Net income increased $1 million, or three percent, in the third quarter of 2005 compared to the same period last year. This increase resulted from a 23% improvement in net interest income due to strong loan growth. Average loans and leases increased to $2.7 billion, a 22% increase from the third quarter last year. Noninterest income was relatively flat from the third quarter of last year and noninterest expense increased 10% as a result of increased sales force and information technology investments. In order to capitalize on an expanding customer base and additional growth opportunities, 134 full-time equivalent sales employees have been added since the third quarter of 2004, including 101 net new sales hires during 2005.

Processing Solutions

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers.

Net income decreased $7 million, or 20%, compared to the third quarter of 2004 largely due to the $9 million pretax gain resulting from the sale of certain third party contracts in the prior year. Excluding the impact of the sale, net income decreased by approximately seven percent; comparison being provided to supplement an understanding of the fundamental trends. EFT revenue was up 21% over the third quarter of last year primarily due to new customer additions. Merchant revenue increased 23% due to increased volume at existing customers and new customer additions. The strong increase in noninterest income was mitigated by a 28% increase in noninterest expense. Noninterest expense was up due to headcount additions, investment in information technology and volume-related network costs. The Registrant continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Other/Eliminations

Other/Eliminations includes the unallocated portion of the investment portfolio, certain non-core deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

The results of Other/Eliminations were primarily impacted by the decrease in interest income from investment securities and the increased cost of non-core deposit funding. Due to the balance sheet repositioning in the fourth quarter of 2004 and the continued run-off of the securities portfolio in 2005, interest income on the securities portfolio decreased $57 million from the third quarter of 2004. Interest expense on non-core deposit funding increased $132 million from the third quarter of 2004. This increase in interest expense resulted from an increase in the average interest rate on non-core deposit funding, which rose from 2.03% in the third quarter of 2004 to 3.52% in the third quarter of 2005. Additionally, the Registrant’s increased reliance on longer-term funding also impacted the increase in interest expense.

* FIFTH THIRD FUNDS® PERFORMANCE DISCLOSURE

Fifth Third Funds investments are: NOT INSURED BY THE FDIC or any other government agency, are not deposits or obligations of, or guaranteed by, any bank, the distributor or of the Funds any of their respective affiliates, and involve investment risks, including the possible loss of the principal amount invested. An investor should consider the fund’s investment objectives, risks and charges and expenses carefully before investing or sending money. The Funds’ prospectus contains this and other important information about the Funds. To obtain a prospectus or any other information about Fifth Third Funds, please call 1-800-282-5706 or visit www.53.com. Please read the prospectus carefully before investing. Fifth Third Funds are distributed by Fifth Third Funds Distributor, Inc., 3435 Stelzer Road, Columbus, Ohio 43219.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

B ALANCE SHEET ANALYSIS

Loans

The table below summarizes the end of period commercial and consumer loans and leases, including loans held for sale, by major category:

TABLE 11: Components of Loans and Leases (including held for sale)

	September 30, 2005		December 31, 2004		September 30, 2004
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial loans and leases:
Commercial	$18,596	27	$16,058	26	$15,271	26
Mortgage	9,138	13	7,636	13	7,644	13
Construction	5,880	8	4,348	7	4,077	7
Leases	3,619	5	3,426	6	3,357	6
Total commercial loans and leases	37,233	53	31,468	52	30,349	52
Consumer loans and leases:
Installment	21,002	30	18,094	30	17,838	30
Mortgage and construction	9,213	13	7,911	13	7,283	13
Credit card	805	1	843	1	809	1
Leases	1,738	3	2,051	4	2,209	4
Total consumer loans and leases	32,758	47	28,899	48	28,139	48
Total loans and leases	$69,991	100	$60,367	100	$58,488	100

Total loans and leases increased 20% over the third quarter of 2004 and 17% on an annualized basis over the second quarter. The Registrant has experienced double-digit loan growth in both the consumer and commercial categories as well as at the majority of its affiliates. The Registrant expects low double-digit loan growth rates to continue in the near term.

Commercial loan and lease outstandings, including loans held for sale, have exhibited continued strength and increased 18% compared to December 31, 2004 and 23% compared to September 30, 2004. The mix of commercial loans was essentially unchanged from prior periods. The increase in commercial loans and leases was impacted by the acquisition of $2.8 billion of commercial loans obtained in the First National transaction in the first quarter of 2005. Excluding the impact of the acquisition, commercial loans and leases increased 13% compared to September 30, 2004; comparison being provided to supplement an understanding of the fundamental lending trends.

Consumer loan and lease outstandings, including loans held for sale, increased 13% compared to December 31, 2004 and 16% compared to September 30, 2004. Consumer loan comparisons to the prior periods are impacted by the $1.1 billion of consumer loans obtained in the First National acquisition. Exclusive of the acquired loans, consumer loans and leases increased 12% compared to September 30, 2004; comparison being provided to supplement an understanding of the fundamental lending trends. The Registrant is continuing to devote significant focus on producing retail loan originations given the strong credit performance and attractive yields available in these products. Residential mortgage and construction loans, including held for sale, increased 16% compared to December 31, 2004 and increased 27% compared to September 30, 2004. Exclusive of the impact of the acquisition, residential mortgage and construction loans increased 16% compared to September 30, 2004; comparison being provided to supplement an understanding of the fundamental lending trends. Comparisons to prior periods are dependent upon the volume and timing of originations as well as the timing of loan sales. Residential mortgage originations totaled $2.9 billion in the third quarter of 2005 compared to $2.0 billion in the fourth quarter of 2004 and $1.7 billion during the third quarter of 2004. Consumer lease balances decreased 15% from December 31, 2004 and 21% compared to September 30, 2004 largely resulting from continued competition from captive finance companies offering promotional lease rates. The acquisition of First National did not have a material impact on consumer lease balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 12: Components of Average Loans and Leases

	September 30, 2005		December 31, 2004		September 30, 2004
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial loans and leases:
Commercial	$18,203	27	$15,565	26	$15,068	26
Mortgage	9,095	13	7,617	13	7,582	13
Construction	5,700	8	4,247	7	3,963	7
Leases	3,537	5	3,333	6	3,300	6
Total commercial loans and leases, including held for sale	36,535	53	30,762	52	29,913	52
Consumer loans and leases:
Installment	20,570	30	17,995	30	17,707	31
Mortgage and construction	8,895	13	7,724	13	6,983	12
Credit card	778	1	827	1	797	1
Leases	1,778	3	2,132	4	2,279	4
Total consumer loans and leases, including held for sale	32,021	47	28,678	48	27,766	48
Total loans and leases, including held for sale	$68,556	100	$59,440	100	$57,679	100
Total loans and leases, excluding held for sale	$67,539		$58,714		$57,160

On an average basis, commercial loans and leases increased $6.6 billion, or 22%, compared to the third quarter 2004 with the Registrant experiencing double-digit growth in the majority of its affiliate markets, including 20% or greater growth in Lexington, Chicago and Ohio Valley. The increase in average commercial loans and leases was primarily driven by strong growth in commercial construction loans, commercial and industrial loans and commercial mortgages, which increased 44%, 21% and 20%, respectively, over third quarter 2004. Excluding the impact of the First National acquisition, average commercial loans and leases increased $3.8 billion, or 13%, compared to the third quarter 2004; comparison being provided to supplement an understanding of the fundamental lending trends.

On an average basis, consumer loans and leases increased $4.3 billion, or 15%, compared to the third quarter 2004 with the Registrant experiencing double-digit growth in the majority of its affiliate markets, including 15% or greater growth in Florida, Nashville, Cleveland, Cincinnati and Northern Michigan. The growth in average consumer loans and leases was a result of double-digit growth in residential mortgage and construction loans and consumer installment loans mitigated by decreases in consumer leases and credit card loans. Excluding the impact of the First National acquisition, average consumer loans and leases increased $3.1 billion, or 11%, compared to the third quarter 2004; comparison being provided to supplement an understanding of the fundamental lending trends.

Investment Securities

Total investment securities were $23.0 billion, $25.0 billion and $31.9 billion at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. Increasing long-term interest rates during the third quarter of 2005 resulted in an increase in the net unrealized loss on the available-for-sale securities portfolio from $167 million at June 30, 2005 to $456 million at September 30, 2005. At September 30, 2005, 16% of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to 14% at December 31, 2004 and 15% at September 30, 2004. The estimated average life of the debt securities in the available-for-sale portfolio at September 30, 2005 and December 21, 2004 was 4.4 years compared to 4.3 years at September 30, 2004. This slight increase from prior periods was primarily due to the change in prepayment expectations, which decelerated based on the increases in longer-term interest rates during the quarter.

Information presented in Table 13 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Characteristics of Available-for-Sale Securities

As of September 30, 2005 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$1	$1	0.8	7.01%
Average life 1 – 5 years	—	—	—	—
Average life 5 – 10 years	503	485	7.6	3.72
Average life greater than 10 years	—	—	—	—
Total	504	486	7.6	3.72
U.S. Government sponsored agencies:
Average life of one year or less	138	137	0.3	3.52
Average life 1 – 5 years	1,577	1,536	3.0	3.68
Average life 5 – 10 years	352	337	5.6	4.07
Average life greater than 10 years	—	—	—	—
Total	2,067	2,010	3.2	3.74
Obligations of states and political subdivisions (a):
Average life of one year or less	94	95	0.5	8.07
Average life 1 – 5 years	454	469	3.2	7.48
Average life 5 – 10 years	153	160	6.2	7.24
Average life greater than 10 years	6	6	11.9	6.10
Total	707	730	3.5	7.49
Agency mortgage-backed securities:
Average life of one year or less	20	20	0.4	4.91
Average life 1 – 5 years	12,230	11,969	3.6	4.30
Average life 5 – 10 years	3,585	3,488	6.3	4.52
Average life greater than 10 years	445	428	11.1	4.56
Total	16,280	15,905	4.4	4.35
Other bonds, notes and debentures (b):
Average life of one year or less	33	33	0.7	4.61
Average life 1 – 5 years	1,214	1,202	2.9	4.86
Average life 5 – 10 years	1,126	1,114	6.6	5.54
Average life greater than 10 years	2	2	22.7	4.05
Total	2,375	2,351	4.7	5.18
Other securities (c)	1,060	1,055
Total available-for-sale securities	$22,993	$22,537	4.4	4.47%
(a)	Taxable-equivalent yield adjustments included in above table are 2.72%, 2.52%, 2.45%, 2.06% and 2.52% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily credit card, home equity, automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB, Federal Reserve Bank and Federal Home Loan Mortgage Corporation (“FHLMC”) stock holdings, certain mutual fund holdings and equity security holdings.

TABLE 14: Components of Investment Securities (amortized cost basis)

($ in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Available-for-sale:
U.S. Treasury and Government agencies	$504	503	498
U.S. Government sponsored agencies	2,067	2,036	4,453
Obligations of states and political subdivisions	707	823	850
Agency mortgage-backed securities	16,280	17,571	21,279
Other bonds, notes and debentures	2,375	2,862	3,800
Other securities	1,060	1,006	871
Total available-for-sale	$22,993	24,801	31,751
Held-to-maturity:
Obligations of states and political subdivisions	$320	245	244
Other bonds, notes and debentures	12	10	10
Total held-to-maturity	$332	255	254

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

Total deposits increased 15% compared to September 30, 2004. The increase was attributable to 25% or greater growth in savings, money market, certificates—$100,000 and over and other time deposits, as well as the addition of $3.8 billion in deposits from the First National acquisition in the first quarter of 2005, mitigated by a decrease in interest checking deposits. Transaction deposits increased nine percent compared to the third quarter of 2004. Excluding the impact of the $2.5 billion of transaction deposits obtained in the First National acquisition, transaction deposits increased three percent; comparison being provided to supplement an understanding of the fundamental deposit trends. Overall, the Registrant experienced strong transaction deposit growth in the Indianapolis, Lexington, Detroit and Nashville markets.

Deposit balances represent an important source of funding and revenue growth opportunity. The Registrant is continuing to focus on transaction account deposit growth in its retail and commercial franchises by enhancing its product offering and providing competitive rates. The Registrant’s goal is to improve the core deposit component to its funding profile.

The foreign office deposits represent U.S. dollar denominated deposits of the Registrant’s foreign branch located in the Cayman Islands. The Registrant utilizes these deposit balances as a method to fund earning asset growth.

TABLE 15: Deposits

($ in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Demand	$14,294	13,486	12,886
Interest checking	18,169	19,481	19,362
Savings	10,437	8,310	8,307
Money market	5,855	4,321	4,264
Other time	8,867	6,837	6,569
Certificates - $100,000 and over	4,195	2,121	2,092
Foreign office	3,678	3,670	3,380
Total deposits	$65,495	58,226	56,860

Borrowings

Given the expected continued rise in short-term interest rates, the Registrant continued to reduce its dependence on overnight wholesale borrowings as short-term borrowings declined to 37% of total borrowings down from 48% at September 30, 2004. Long-term debt increased to $16.5 billion at September 30, 2005, compared to $14.0 billion at December 31, 2004 and $15.1 billion at September 30, 2004. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to Liquidity Risk Management for discussion of liquidity management of the Registrant.

TABLE 16: Borrowings

($ in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Federal funds purchased	$3,548	4,714	5,368
Short-term bank notes	—	775	1,275
Other short-term borrowings	6,075	4,537	7,330
Long-term debt	16,522	13,983	15,128
Total borrowings	$26,145	24,009	29,101

Quantitative and Qualitative Disclosure about Risk (Item 3)

RISK MANAGEMENT — OVERVIEW

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

CREDIT RISK MANAGEMENT

The objective of the Registrant’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Registrant’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Registrant believes that effective credit risk management begins with conservative lending practices. These practices included conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The credit risk management strategy also emphasizes diversification on a geographic, industry and customer level. Finally, credit risk monitoring includes regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely decentralized, while the Enterprise Risk Management division manages the policy process centrally. The Credit Risk Review function, within the Enterprise Risk Management division, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

The Registrant’s credit review process and overall assessment of required reserves is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Registrant uses this ongoing assessment to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The current risk grading system utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk grading system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default components are not separated in the ten grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior

Quantitative and Qualitative Disclosure about Risk (continued)

to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Registrant’s homogenous consumer loan portfolios.

Portfolio Diversity

The Registrant’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 17 provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification, size of credit and state, illustrating the diversity and granularity of the Registrant’s portfolio.

The commercial portfolio is further characterized by 88% of outstanding balances and exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 92% of exposures and 95% of outstanding balances concentrated within these nine states. The mortgage and construction segments of the commercial portfolio are characterized by 98% of exposures and 97% of outstanding balances concentrated within these nine states. At September 30, 2005, the Registrant’s exposure to commercial airlines that have recently filed for bankruptcy was $28 million on an outstanding balance of $23 million. During the fourth quarter of 2005, the Registrant increased its total nonaccrual loans and leases by $22 million related to these commercial airlines that have recently filed for bankruptcy.

TABLE 17: Commercial Loan and Lease Portfolio Exposure (a)

	2005		2004
As of September 30 ($ in millions)	Exposure	Outstanding	Exposure	Outstanding
Exposure by industry:
Real estate	$11,321	9,216	8,298	7,031
Manufacturing	9,487	4,328	8,217	3,922
Construction	7,486	4,633	5,563	3,595
Retail trade	5,693	3,238	4,495	2,703
Wholesale trade	3,412	1,875	2,797	1,550
Business services	3,375	1,888	3,067	1,757
Financial services and insurance	2,975	1,064	2,179	708
Healthcare	2,657	1,572	2,046	1,262
Individuals	2,469	1,929	2,066	1,643
Transportation and warehousing	1,944	1,680	1,562	1,309
Accommodation and food	1,455	1,026	1,178	831
Other services	1,230	922	990	734
Other	1,117	894	1,173	666
Communication and information	1,113	524	905	451
Public administration	947	820	942	832
Utilities	830	287	666	226
Entertainment and recreation	750	514	596	418
Agribusiness	734	561	632	488
Mining	451	262	416	223
Total	$59,446	37,233	47,788	30,349
Exposure by loan size:
Less than $5 million	49%	60	52	63
$5 million to $15 million	26	25	26	25
$15 million to $25 million	13	9	13	9
Greater than $25 million	12	6	9	3
Total	100%	100	100	100
Exposure by state:
Ohio	30%	27	33	30
Michigan	21	23	23	25
Illinois	10	10	11	10
Indiana	10	10	10	11
Florida	8	9	2	2
Kentucky	6	6	7	7
Tennessee	2	2	2	3
Pennsylvania	1	1	—	—
West Virginia	—	—	—	—
Out-of-footprint	12	12	12	12
Total	100%	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Risk (continued)

Analysis of Nonperforming and Underperforming Assets

Nonperforming assets include nonaccrual loans and leases on which ultimate collectibility of the full amount of the interest is uncertain, loans and leases that have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is both well secured and in process of collection; payment in full of principal or interest under the contractual terms of the loan are not expected or upon deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed impaired, the impaired amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets were $351 million at September 30, 2005, compared to $303 million at December 31, 2004 and $282 million at September 30, 2004. Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned was .51% as of September 30, 2005 and December 31, 2004, a slight increase from .48% as of September 30, 2004. Commercial nonaccrual credits as a percent of loans increased slightly since the third quarter of 2004, from .52% to .60%. Consumer nonaccrual credits as a percent of loans increased slightly since the third quarter of 2004, from .18% to .19%. Overall, nonaccrual credits continue to represent a small portion of the portfolio at just .41% as of September 30, 2005, compared to .35% as of September 30, 2004. During the fourth quarter of 2005, the Registrant increased its total nonaccrual loans and leases by $22 million related to certain commercial airlines that have recently filed for bankruptcy.

Underperforming assets include nonperforming assets and loans and leases past due 90 days or more as to principal or interest, which are not already accounted for as nonperforming assets because they are well secured by collateral and in the process of collection. Total loans and leases 90 days past due have increased from $137 million as of September 30, 2004 to $156 million as of September 30, 2005.

TABLE 18: Summary of Nonperforming and Underperforming Assets

($ in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Commercial loans and leases	$139	110	95
Commercial mortgages	53	51	51
Commercial construction	29	13	11
Residential mortgage and construction	31	24	23
Consumer loans and leases	33	30	27
Total nonaccrual loans	285	228	207
Renegotiated loans and leases	1	1	3
Other assets, including other real estate owned	65	74	72
Total nonperforming assets	351	303	282
Commercial loans and leases	25	22	25
Commercial mortgages and construction	11	13	9
Credit card receivables	11	13	12
Residential mortgage and construction (a)	57	43	43
Consumer loans and leases	52	51	48
Total 90 days past due loans and leases	156	142	137
Total underperforming assets	$507	445	419
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.51%	.51	.48
Allowance for loan and lease losses as a percent of total nonperforming assets	207	235	253
Underperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.74	.74	.72
Allowance for loan and lease losses as a percent of total underperforming assets	143	160	170
(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2005 and December 31, 2004 these advances were $14 million and $23 million, respectively. Information as of September 30, 2004 was not available.

Quantitative and Qualitative Disclosure about Risk (continued)

The table below provides a breakout of the commercial nonaccrual loans and leases by loan size further illustrating the diversity of the Registrant’s commercial loan portfolio.

TABLE 19: Summary of Commercial Nonaccrual Loans and Leases by Loan Size

	September 30, 2005	December 31, 2004	September 30, 2004
Less than $200,000	20%	24	21
$200,000 to $1 million	40	39	40
$1 million to $5 million	34	24	27
$5 million to $10 million	6	13	12
Greater than $10 million	—	—	—
Total	100%	100	100

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 20: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2005	2004	2005	2004
Losses charged off:
Commercial, financial and agricultural loans	$(24)	(24)	(65)	(76)
Real estate – commercial mortgage loans	(5)	(1)	(9)	(7)
Real estate – construction loans	(1)	—	(2)	(3)
Real estate – residential mortgage loans	(3)	(3)	(13)	(11)
Consumer loans	(41)	(37)	(123)	(115)
Commercial lease financing	(1)	(1)	(10)	(4)
Consumer lease financing	(4)	(6)	(14)	(21)
Total losses	(79)	(72)	(236)	(237)
Recoveries of losses previously charged off:
Commercial, financial and agricultural loans	5	3	14	10
Real estate – commercial mortgage loans	—	1	3	4
Real estate – construction loans	—	—	1	—
Real estate – residential mortgage loans	—	—	—	—
Consumer loans	9	9	31	30
Commercial lease financing	—	—	—	—
Consumer lease financing	1	2	4	6
Total recoveries	15	15	53	50
Net losses charged off:
Commercial, financial and agricultural loans	(19)	(21)	(51)	(66)
Real estate – commercial mortgage loans	(5)	—	(6)	(3)
Real estate – construction loans	(1)	—	(1)	(3)
Real estate – residential mortgage loans	(3)	(3)	(13)	(11)
Consumer loans	(32)	(28)	(92)	(85)
Commercial lease financing	(1)	(1)	(10)	(4)
Consumer lease financing	(3)	(4)	(10)	(15)
Total net losses charged off	$(64)	(57)	(183)	(187)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial, financial and agricultural loans	.42%	.55	.38	.60
Real estate – commercial mortgage loans	.18	(.03)	.10	.05
Real estate – construction loans	.08	.03	.03	.12
Real estate – residential mortgage loans	.23	.21	.24	.27
Consumer loans	.61	.61	.61	.62
Commercial lease financing	.09	.09	.34	.15
Consumer lease financing	.59	.72	.72	.85
Total net losses charged off	.38	.40	.37	.45

Quantitative and Qualitative Disclosure about Risk (continued)

Net charge-offs as a percent of average loans and leases outstanding decreased 2 bp to .38% for the third quarter of 2005 from .40% for the third quarter of 2004 and increased 4 bp from last quarter. The decrease in net charge-offs in the current quarter compared to the third quarter of 2004 was primarily due to lower commercial loan net charge-offs. Total commercial loan net charge-offs decreased to $19 million in the current quarter from $21 million in the third quarter of 2004. The ratio of commercial loan net charge-offs to average commercial loans outstanding in the third quarter of 2005 was .42%, compared with .55% in the third quarter of 2004. The Registrant also experienced continued improvement in consumer lease financing net charge-off activity, with a decrease in the ratio of consumer lease financing net charge-offs to average consumer leases outstanding in the third quarter of 2005 to .59% as compared to .72% in the third quarter of 2004. The continued improvement is a result of strong overall credit trends and a more favorable economic environment. While credit quality metrics have remained strong throughout 2005, the Registrant does not expect this type of credit performance to continue indefinitely.

Allowance for Credit Losses

The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Registrant evaluates the allowance each quarter to determine its adequacy to cover inherent losses. In the current year, the Registrant has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses, and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Registrant maintains a reserve for unfunded commitments. As of December 31, 2004, the reserve for unfunded commitments has been reclassified from the allowance for loan and lease losses to other liabilities. The methodology used to determine the adequate reserve for unfunded commitments is similar to the Registrant’s methodology for determining the allowance for loan and lease losses. Table 21 shows the changes in the allowance for credit losses during the third quarter of 2005. The provision for unfunded commitments is included in other noninterest expense on the Condensed Consolidated Statements of Income.

The allowance for loan and lease losses at September 30, 2005 decreased to 1.06% of the total loan and lease portfolio compared to 1.23% at September 30, 2004 due to improvements in credit quality trends and the acquired loan portfolio of First National being recorded at fair value, which results in its previously existing allowance not being carried over, as the credit default risk is included in the determination of fair value. The Registrant’s long history of low exposure limits, minimal exposure to national or sub-prime lending businesses, centralized risk management and diversified portfolio reduces the likelihood of significant unexpected credit losses.

TABLE 21: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2005	2004	2005	2004
Allowance for loan and lease losses:
Beginning balance	$722	744	713	697
Net losses charged off	(64)	(57)	(183)	(187)
Provision for loan and lease losses	69	26	197	203
Ending balance	$727	713	727	713
Reserve for unfunded commitments:
Beginning balance	$71	68	72	73
Provision for unfunded commitments	(2)	4	(4)	(1)
Acquisitions	—	—	1	—
Ending balance	$69	72	69	72

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

Net Interest Income Simulation Model

The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing

Quantitative and Qualitative Disclosure about Risk (continued)

characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Registrant and incorporates the loss of free funding resulting from the Registrant’s share repurchase activity. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions, activity levels in each of the product lines and management strategies.

The Registrant’s Asset Liability Risk Management Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Registrant has a Market Risk Management department as part of the Enterprise Risk Management Division, which provides independent oversight of market risk activities. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12 month and 24 month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of September 30, 2005.

TABLE 22: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income (Percent)
Change in interest rates (bp)	12 Months	24 Months
+ 200	(.99)	.44
+ 100	(.62)	.07
- 100	1.12	(.93)
- 200	1.05	(4.47)

Based upon expected repayments, the following table summarizes the remaining maturities of loans and leases held for investment as of September 30, 2005.

TABLE 23: Loan and Lease Maturities

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial, financial and agricultural	$11,007	6,434	1,150	18,591
Commercial mortgage loans	2,506	5,279	1,353	9,138
Commercial construction loans	3,712	1,884	284	5,880
Residential mortgage and construction loans	2,292	3,729	1,981	8,002
Consumer loans	6,116	11,661	4,009	21,786
Lease financing	1,640	2,889	828	5,357
Total	$27,273	31,876	9,605	68,754

Segregated by sensitivity to interest rate changes, the following is a summary of expected repayments exceeding one year as of September 30, 2005.

TABLE 24: Loan and Lease Interest Rate Sensitivity

	Interest Rate
($ in millions)	Predetermined	Floating or Adjustable
Commercial, financial and agricultural	$2,122	5,462
Commercial mortgage loans	2,313	4,319
Commercial construction loans	353	1,815
Residential mortgage and construction loans	2,285	3,425
Consumer loans	7,038	8,632
Lease financing	3,717	—
Total	$17,828	23,653

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

Quantitative and Qualitative Disclosure about Risk (continued)

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

The Registrant also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Registrant from the market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Registrant minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of September 30, 2005 are included in Note 5 to the Condensed Consolidated Financial Statements.

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $408 million as of September 30, 2005. The Registrant maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in impairment on its MSR portfolio as a result of changing interest rates. This strategy includes the purchase of free-standing derivatives (principal only swaps, swaptions, floors, interest rate swaps, options and forward contracts). The mark-to-market adjustments associated with these derivatives are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The fluctuation and general rise in longer-term interest rates in the third quarter of 2005 and the corresponding general decrease in prepayment speeds led to the reversal of $27 million in temporary impairment on the MSR portfolio in the third quarter as compared to a reversal of temporary impairment of $3 million in the third quarter of 2004. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

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

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 4.4 years at September 30, 2005, based on current prepayment expectations. Of the $22.5 billion (fair value basis) of securities in the available-for-sale portfolio at September 30, 2005, $4.0 billion in principal and interest is expected to be received in the next twelve months, and an additional $3.4 billion in principal and interest is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For the nine months ended September 30, 2005 and 2004, a total of $6.9 billion and $5.4 billion, respectively, were sold, securitized or transferred off-balance sheet.

The Registrant also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of September 30, 2005, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally,

Quantitative and Qualitative Disclosure about Risk (continued)

the Registrant also has $14.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to the Registrant’s 9.11% average equity capital base, provide a stable funding base.

Since June 2002, Moody’s senior debt rating for the Registrant has been Aa2, a rating equaled or surpassed by only four other U.S. bank holding companies. This rating by Moody’s reflects the Registrant’s capital strength and financial stability.

TABLE 25: Agency Ratings

As of September 30, 2005	Moody’s	Standard and Poor’s	Fitch
Fifth Third Bancorp:
Commercial paper	Prime-1	A-1	F1+
Senior debt	Aa2	A+	AA-
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A-1+	F1+
Long-term deposit	Aa1	AA-	AA

These debt ratings, along with capital ratios above regulatory guidelines, provide the Registrant with additional access to liquidity. Management does not currently expect any downgrade in these credit ratings. Core customer deposits have historically provided the Registrant with a sizeable source of relatively stable and low cost funds. The Registrant’s average core deposits and shareholders’ equity funded 63% of its average total assets during the third quarter of 2005. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At September 30, 2005, shareholders’ equity was $9.4 billion, up five percent and four percent when compared to December 31, 2004 and September 30, 2004, respectively. Average shareholders’ equity as a percentage of average assets for the three months ended September 30, 2005 was 9.11%. The FRB adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these “well-capitalized” ratios at September 30, 2005 and 2004 and December 31, 2004. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2005.

TABLE 26: Regulatory Capital

($ in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Tier 1 capital	$8,030	8,522	8,666
Total risk-based capital	10,046	10,176	10,340
Risk-weighted assets	95,083	82,633	80,749
Regulatory capital ratios:
Tier 1 capital	8.45%	10.31	10.73
Total risked-based capital	10.57	12.31	12.81
Tier 1 leverage	7.93	8.89	9.13

Dividend Policy

The Registrant’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Registrant’s quarterly dividend was $.38 per share, an increase of nine percent over the $.35 per share declared in second quarter 2005 and an increase of 19% over the $.32 per share declared in the third quarter of 2004.

Stock Repurchase Program

On January 10, 2005 the Registrant repurchased 35.5 million shares of its common stock, approximately six percent of total outstanding shares, for $1.6 billion in an overnight share repurchase transaction, where the counterparty in the transaction purchased shares in the open market over a period of time. This program was completed by the counterparty during the third quarter of 2005 and the Registrant received a price adjustment of $97 million in cash. The price adjustment represented the difference between the original per share purchase price of $45.95 and the volume weighted-average price of $43.55 for actual shares acquired by the counterparty during the purchase period, plus interest.

Quantitative and Qualitative Disclosure about Risk (continued)

On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. The Registrant’s stock repurchase program is an important element of its capital planning activities and the Registrant views share repurchases as an effective means of delivering value to shareholders. The Registrant’s third quarter of 2005 repurchases of common shares were as follows:

TABLE 27: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	12,708	$41.64	—	20,185,112
August 1, 2005 – August 31, 2005	2,351,697	42.77	2,338,159	17,846,953
September 1, 2005 – September 30, 2005	14,981	42.26	—	17,846,953
Total	2,379,386	$42.76	2,338,159	17,846,953
(a)	The Registrant repurchased 12,708, 13,538 and 14,981 shares during July, August and September, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no material fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Registrant’s ALCO capital planning directives, to hedge changes in fair value of its largely fixed rate mortgage servicing rights portfolio or to provide qualifying commercial customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee and the Risk and Compliance Committee of the Board of Directors.

As part of the Registrant’s asset/liability management, the Registrant may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The accounting for QSPEs is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change. During the three months ended September 30, 2005, certain commercial loans primarily floating rate short-term investment grade commercial loans were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Registrant to reduce its exposure to these lower yielding loan assets and at the same time maintain these customer relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement No. 125.” At September 30, 2005, the outstanding balance of loans transferred was $2.5 billion. As of September 30, 2005, the Registrant maintained a loss reserve of $8 million for the loans transferred.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At September 30, 2005, the Registrant had retained servicing assets totaling $417 million, subordinated tranche security interests totaling $30 million and residual interests totaling $41 million.

Quantitative and Qualitative Disclosure about Risk (continued)

The Registrant had the following cash flows with these unconsolidated QSPEs during the nine months ended September 30, 2005 and 2004:

TABLE 28: Cash Flows with Unconsolidated QSPEs

For the nine months ended September 30 ($ in millions)	2005	2004
Proceeds from transfers, including new securitizations	$1,216	1,074
Proceeds from collections reinvested in revolving-period securitizations	102	125
Transfers received from QSPEs	—	—
Fees received	24	23

At September 30, 2005, the Registrant had provided credit recourse on approximately $970 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $970 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $24 million relating to these residential mortgage loans sold.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Registrant has certain obligations and commitments to make future payments under contracts. At September 30, 2005, the aggregate contractual obligations and commitments were:

TABLE 29: Contractual Obligations and Other Commitments

As of September 30, 2005 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits	$61,380	320	30	3,765	65,495
Long-term debt (a)	3,750	5,239	3,928	3,605	16,522
Short-term borrowings (b)	9,623	—	—	—	9,623
Noncancelable leases	61	113	93	285	552
Partnership investment commitments (c)	178	—	—	—	178
Purchase obligations	13	23	2	—	38
Total contractually obligated payments due by period	$75,005	5,695	4,053	7,655	92,408
Other commitments by expiration period:
Letters of credit (d)	$2,007	3,149	1,428	323	6,907
Commitments to extend credit (e)	18,941	15,118	—	—	34,059
Total other commitments by expiration period	$20,948	18,267	1,428	323	40,966
(a)	Includes borrowing with an original maturity of greater than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(b)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	Includes low-income housing, historic tax and venture capital partnership investments.
(d)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(e)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

Condensed Consolidated Balance Sheets (unaudited)

	As of
($ in millions, except share data)	September 30, 2005	December 31, 2004	September 30, 2004
Assets
Cash and due from banks	$3,372	2,561	2,313
Available-for-sale securities (a)	22,537	24,687	31,557
Held-to-maturity securities (b)	332	255	254
Trading securities	105	77	81
Other short-term investments	113	532	384
Loans held for sale	1,237	559	452
Portfolio loans and leases:
Commercial loans	18,591	16,058	15,259
Construction loans	6,529	4,726	4,448
Commercial mortgage loans	9,138	7,636	7,644
Commercial lease financing	4,731	4,634	4,558
Residential mortgage loans	7,353	6,988	6,481
Consumer loans	21,786	18,923	18,638
Consumer lease financing	1,910	2,273	2,460
Unearned income	(1,284)	(1,430)	(1,452)
Total portfolio loans and leases	68,754	59,808	58,036
Allowance for loan and lease losses	(727)	(713)	(713)
Total portfolio loans and leases, net	68,027	59,095	57,323
Bank premises and equipment	1,643	1,315	1,233
Operating lease equipment	159	304	394
Accrued interest receivable	482	397	416
Goodwill	2,176	979	980
Intangible assets	220	150	157
Servicing rights	417	352	349
Other assets	3,788	3,193	2,472
Total Assets	$104,608	94,456	98,365
Liabilities
Deposits:
Demand	$14,294	13,486	12,886
Interest checking	18,169	19,481	19,362
Savings	10,437	8,310	8,307
Money market	5,855	4,321	4,264
Other time	8,867	6,837	6,569
Certificates—$100,000 and over	4,195	2,121	2,092
Foreign office	3,678	3,670	3,380
Total deposits	65,495	58,226	56,860
Federal funds purchased	3,548	4,714	5,368
Short-term bank notes	—	775	1,275
Other short-term borrowings	6,075	4,537	7,330
Accrued taxes, interest and expenses	2,136	2,216	2,199
Other liabilities	1,447	1,081	1,165
Long-term debt	16,522	13,983	15,128
Total Liabilities	95,223	85,532	89,325
Shareholders’ Equity
Common stock (c)	1,295	1,295	1,295
Preferred stock (d)	9	9	9
Capital surplus	1,848	1,934	1,922
Retained earnings	7,886	7,269	7,289
Accumulated other comprehensive income	(317)	(169)	(218)
Treasury stock	(1,336)	(1,414)	(1,257)
Total Shareholders’ Equity	9,385	8,924	9,040
Total Liabilities and Shareholders’ Equity	$104,608	94,456	98,365
(a)	Amortized cost: September 30, 2005 - $22,993, December 31, 2004 - $24,801 and September 30, 2004 - $31,751.
(b)	Market values: September 30, 2005 - $332, December 31, 2004 - $255 and September 30, 2004 - $254.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at September 30, 2005 - 554,400,091 (excludes 29,027,013 treasury shares), December 31, 2004 - 557,648,989 (excludes 25,802,702 treasury shares) and September 30, 2004 - 561,112,890 (excludes 22,338,801 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data)	2005	2004	2005	2004
Interest Income
Interest and fees on loans and leases	$1,017	721	2,821	2,072
Interest on securities:
Taxable	255	310	789	925
Exempt from income taxes	10	11	30	34
Total interest on securities	265	321	819	959
Interest on other short-term investments	1	1	3	2
Total interest income	1,283	1,043	3,643	3,033
Interest Expense
Interest on deposits:
Interest checking	86	47	220	118
Savings	48	16	109	36
Money market	37	10	90	23
Other time	68	39	182	117
Certificates - $100,000 and over	34	15	89	35
Foreign office	34	12	89	39
Total interest on deposits	307	139	779	368
Interest on federal funds purchased	35	17	89	52
Interest on short-term bank notes	—	5	6	9
Interest on other short-term borrowings	41	23	102	56
Interest on long-term debt	163	102	429	279
Total interest expense	546	286	1,405	764
Net Interest Income	737	757	2,238	2,269
Provision for loan and lease losses	69	26	197	203
Net Interest Income After Provision for Loan and Lease Losses	668	731	2,041	2,066
Noninterest Income
Electronic payment processing revenue	187	152	535	449
Service charges on deposits	137	134	390	389
Mortgage banking net revenue	45	49	132	154
Investment advisory revenue	89	88	269	278
Other noninterest income	145	137	454	545
Operating lease revenue	11	35	46	129
Securities gains, net	8	16	38	42
Total noninterest income	622	611	1,864	1,986
Noninterest Expense
Salaries, wages and incentives	285	252	846	752
Employee benefits	70	64	218	205
Equipment expense	26	22	76	61
Net occupancy expense	54	45	162	137
Operating lease expense	8	24	34	94
Other noninterest expense	289	241	828	789
Total noninterest expense	732	648	2,164	2,038
Income Before Income Taxes	558	694	1,741	2,014
Applicable income taxes	163	223	524	665
Net Income	$395	471	1,217	1,349
Net Income Available to Common Shareholders (a)	$395	471	1,217	1,348
Earnings Per Share	$0.71	0.84	2.19	2.40
Earnings Per Diluted Share	$0.71	0.83	2.18	2.37
(a)	Dividends on Preferred Stock are $.185 and $.555 for the three and nine month periods ended September 30, 2005 and 2004, respectively.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
($ in millions)	2005	2004
Operating Activities
Net income	$1,217	1,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	197	203
Depreciation, amortization and accretion	306	353
Stock-based compensation expense	53	63
Provision for deferred income taxes	72	46
Realized securities gains	(46)	(50)
Realized securities losses	8	8
Proceeds from sales/transfers of residential mortgage and other loans held for sale	6,979	5,498
Net gains on sales of loans	(112)	(88)
Increase in residential mortgage and other loans held for sale	(5,193)	(3,572)
(Increase) decrease in trading securities	(28)	256
Net gain on divestitures	—	(91)
Increase in accrued interest receivable	(67)	(3)
Increase in other assets	(655)	(146)
Decrease in accrued taxes, interest and expenses	(99)	(80)
Increase in other liabilities	402	88
Net Cash Provided by Operating Activities	3,034	3,834
Investing Activities
Proceeds from sales of available-for-sale securities	5,869	4,886
Proceeds from calls, paydowns and maturities of available-for-sale securities	4,344	4,946
Purchases of available-for-sale securities	(7,477)	(12,545)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	38	14
Purchases of held-to-maturity securities	(113)	(133)
Decrease (increase) in other short-term investments	447	(116)
Increase in loans and leases	(7,565)	(5,703)
Decrease in operating lease equipment	114	284
Purchases of bank premises and equipment	(326)	(273)
Proceeds from disposal of bank premises and equipment	38	11
Cash received on divestitures	—	233
Cash acquired in business combination	242	29
Net Cash Used In Investing Activities	(4,389)	(8,367)
Financing Activities
Increase in core deposits	1,886	2,365
Increase (decrease) in certificates - $100,000 and over, including foreign office	1,540	(3,368)
Decrease in federal funds purchased	(1,644)	(1,583)
(Decrease) increase in other short-term notes	(775)	775
Increase in short-term borrowings	1,142	1,583
Proceeds from issuance of long-term debt	4,649	9,371
Repayment of long-term debt	(2,464)	(3,399)
Payment of cash dividends	(584)	(525)
Exercise of stock-based awards, net	63	76
Purchases of treasury stock	(1,648)	(804)
Other	1	—
Net Cash Provided by Financing Activities	2,166	4,491
Increase (Decrease) in Cash and Due from Banks	811	(42)
Cash and Due from Banks at Beginning of Period	2,561	2,359
Cash and Due from Banks at End of Period	$3,372	2,317
Cash Payments
Interest	$1,359	750
Federal income taxes	514	634
Supplemental Cash Flow Information
Transfer from loans to held for sale, net	2,357	409
Business acquisitions:
Fair value of tangible assets acquired (noncash)	5,149	921
Goodwill and identifiable intangible assets acquired	1,304	283
Liabilities assumed	(5,186)	(916)
Stock options	(63)	(36)
Common stock issued	(1,446)	(281)
Securitization of automotive loans:
Capitalized servicing rights	—	9
Residual interest	—	21
Available-for-sale securities retained	—	21

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)

	Nine months ended September 30,
Total portfolio loans and leases, net	2005	2004
Total shareholders’ equity, beginning	$8,924	8,667
Net income	1,217	1,349
Other comprehensive income, net of tax:
Change in unrealized (losses) and gains on available-for-sale securities, qualifying cash flow hedges and additional pension liability	(148)	(98)
Comprehensive income	1,069	1,251
Cash dividends declared:
Common stock (2005 - $1.08 per share and 2004 - $.96 per share)	(599)	(539)
Preferred stock (a)	(1)	(1)
Stock-based awards exercised including treasury shares issued	55	78
Stock-based compensation expense	53	63
Loans repaid (issued) related to the exercise of stock-based awards, net	8	(2)
Change in corporate tax benefit related to stock-based compensation	15	10
Shares purchased	(1,648)	(804)
Acquisitions	1,509	317
Other	—	—
Total shareholders’ equity, ending	$9,385	9,040
(a)	Dividends on preferred stock are $.555 million for the nine months ended September 30, 2005 and 2004, respectively.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.     Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2005 and 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004, the cash flows for the nine months ended September 30, 2005 and 2004 and the changes in shareholders’ equity for the nine months ended September 30, 2005 and 2004. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three and nine months ended September 30, 2005 and 2004 and the cash flows for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2004 has been derived from the audited Consolidated Financial Statements of the Registrant included in the Annual Report on Form 10-K.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting

Notes to Condensed Consolidated Financial Statements (continued)

principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In June 2005, the FASB issued an Exposure Draft, “Business Combinations, a Replacement of SFAS No. 141.” The proposal, which would replace FASB Statement No. 141, includes changes to certain aspects of current accounting practices under SFAS No. 141. These changes include, among others, requiring all acquisition related transaction and restructuring costs be recorded through the Condensed Consolidated Statements of Income rather than included as an adjustment to goodwill and recognizing contingent consideration and contingent assets and liabilities at their fair values on the acquisition date, with changes in fair value generally being recorded through the Condensed Consolidated Statements of Income. Comments on the Exposure Draft are due by October 28, 2005 and the Exposure Draft as currently drafted will be effective for acquisitions after December 31, 2006. Upon effectiveness, this Exposure Draft will impact the Registrant’s accounting for future purchase business combinations.

In July 2005, the FASB released a proposed Staff Position (“FSP”) FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This proposed FSP would amend SFAS No. 13, “Accounting for Leases,” and would apply to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under the proposed FSP, if during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. Upon adoption of the proposed FSP, the change in the net investment balance resulting from the recalculation would be recognized as a cumulative effect of a change in accounting principle. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Comments on the FSP were due by September 12, 2005 and the proposed FSP as currently drafted would apply as of the end of the first fiscal year ending after December 15, 2005. During May 2005, the Registrant filed suit in the United States District Court Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of these leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, this proposed amendment to SFAS No. 13 in its current form would impact the timing of cumulative income recognized. Although the FSP has not yet been finalized, the Registrant is currently in the process of evaluating the potential impact on its Condensed Consolidated Financial Statements.

In July 2005, the FASB released an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement 109.” The Exposure Draft contains proposed guidance on the recognition and measurement of uncertain tax positions. If adopted as proposed, the Registrant would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained on audit based solely on the technical merits of the position. If adopted as proposed, only tax benefits that meet the probable recognition threshold may be recognized or continue to be recognized on the effective date. Any initial de-recognition amounts will be reported as a cumulative effect of a change in accounting principle. In October 2005, the effective date of the proposed Exposure Draft was delayed from its original effective date as of the end of the first fiscal year ending after December 15, 2005. The Registrant has not yet evaluated the potential impact of the Exposure Draft on its Condensed Consolidated Financial Statements.

In August 2005, the FASB issued an Exposure Draft, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Exposure Draft would amend FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Exposure Draft would permit the Registrant to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities

Notes to Condensed Consolidated Financial Statements (continued)

will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. Comments on this Exposure Draft were due by October 10, 2005 and the Exposure Draft as currently drafted would be effective for transactions occurring in the earlier of the first fiscal year that begins after December 15, 2005, or fiscal years beginning during the fiscal quarter in which the final Statement is issued. The Registrant is currently in the process of determining which methodology to use to value recognized servicing assets and liabilities and therefore has not yet determined the potential impact of the Exposure Draft on its Condensed Consolidated Financial Statements.

In August 2005, the FASB issued an Exposure Draft, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This Exposure Draft would amend FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by addressing the criteria necessary for obtaining sales accounting on the transfer of all or a portion of financial assets as well as the requirements for qualification as a Qualified Special Purpose Entity (“QSPE”). The proposed changes to the criteria for obtaining sales accounting include a requirement that all arrangements or agreements, including those entered into subsequent to the sale, made in connection with the transfer of financial assets be considered in the determination of whether the financial assets were legally isolated from the transferor and its consolidated affiliates, the establishment of additional conditions for obtaining sales treatment on the transfer of a portion of a financial asset and the requirement that a transferee maintain the right to pledge or exchange the assets it receives and no condition exists that constrains the transferee from taking advantage of its right to pledge or exchange its assets, or provides more than a trivial benefit to the transferor. The proposed changes to the requirements for qualifying as a QSPE include prohibiting a QSPE from holding equity instruments, unless the equity instruments were received as a result of the efforts to collect its financial assets, as well as a requirement to evaluate whether a combination of involvements with a QSPE provide the holder of those involvements with an opportunity to obtain a more than trivial incremental benefit relative to the benefit that would be obtained if separate parties had those same involvements. Comments on this Exposure Draft were due on October 10, 2005 and the Exposure Draft as currently drafted would be effective at the earlier of fiscal years beginning after December 15, 2005 or fiscal years that begin during the quarter in which the final Statement is issued. Although the Registrant is still evaluating the potential impact of the Exposure Draft on its Condensed Consolidated Financial Statements, in its current form the Exposure Draft will require the consolidation of an unconsolidated QSPE that is wholly owned by an independent third-party, unless certain aspects of the current operational nature of the QSPE are modified. The outstanding balance of commercial loans transferred by the Registrant to the QSPE was approximately $2.5 billion at September 30, 2005.

In September 2005, the FASB issued an Exposure Draft, “Earnings Per Share, an amendment of FASB Statement No. 128.” This Exposure Draft would amend FASB Statement No. 128, “Earnings Per Share,” to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and contingently issuable shares. Comments on the Exposure Draft are due by November 30, 2005, and the proposed Exposure Draft as currently drafted would be effective for interim and annual periods ending after June 15, 2006. Retrospective application would be required for all changes to FASB Statement No. 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. Although the Registrant does not expect adoption of this Statement to have a material effect on its Condensed Consolidated Financial Statements, this Exposure Draft, in its current form, will impact the Registrant’s calculation of basic and diluted earnings per share.

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

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of September 30, 2005:
Mortgage servicing rights	$1,037	(577)	(52)	408
Other consumer and commercial servicing rights	22	(13)	—	9
Core deposits	432	(234)	—	198
Other	29	(7)	—	22
Total intangible assets	$1,520	(831)	(52)	637
As of December 31, 2004:
Mortgage servicing rights	$940	(522)	(79)	339
Other consumer and commercial servicing rights	22	(9)	—	13
Core deposits	347	(204)	—	143
Other	9	(2)	—	7
Total intangible assets	$1,318	(737)	(79)	502
As of September 30, 2004:
Mortgage servicing rights	$926	(502)	(90)	334
Other consumer and commercial servicing rights	21	(6)	—	15
Core deposits	347	(198)	—	149
Other	9	(1)	—	8
Total intangible assets	$1,303	(707)	(90)	506

As of September 30, 2005, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2005	2004	2005	2004
Amortization expense (including servicing rights)	$34	34	94	98

Estimated amortization expense, including servicing rights, for years ending December 31, 2005 through 2009 is as follows:

($ in millions)
2005 (a)	$129
2006	133
2007	111
2008	94
2009	76
(a)	Includes nine months actual and three months estimated.

Changes in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2005 and 2004 were as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2004	$373	312	103	191	979
Acquisitions	501	672	24	—	1,197
Divestitures	—	—	—	—	—
Balance as of September 30, 2005	$874	984	127	191	2,176
Balance as of December 31, 2003	$188	234	99	217	738
Acquisitions	186	78	4	—	268
Divestitures	—	—	—	(26)	(26)
Balance as of September 30, 2004	$374	312	103	191	980

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

Notes to Condensed Consolidated Financial Statements (continued)

4. Retained Interests

As of September 30, 2005, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interests were as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption (annual)	Discount Rate (annual)	Weighted-Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	$375	7.5	11.8%	9.5%	N/A
Servicing assets	Adjustable	45	2.8	36.8	10.4	N/A
Home equity lines of credit:
Servicing assets	Adjustable	6	2.4	35.0	11.7	N/A
Residual interest	Adjustable	28	1.9	35.0	11.7	.35	%(a)
Automotive loans:
Servicing assets	Fixed	4	1.1	1.55	12.0	N/A
Residual interest	Fixed	13	1.0	1.55	12.0	1.25	(b)

(a)	Annualized rate
(b)	Cumulative rate

Based on historical credit experience, expected credit losses for servicing rights have been deemed not to be material. The Registrant serviced $25 billion of residential mortgage loans and $1 billion of consumer loans for other investors at September 30, 2005.

Changes in capitalized servicing rights for the nine months ended September 30:

($ in millions)	2005	2004
Beginning balance	$352	299
Amount capitalized	97	77
Amortization	(59)	(76)
Servicing valuation recovery	27	49
Ending balance	$417	349

Changes in the servicing rights valuation reserve for the nine months ended September 30:

($ in millions)	2005	2004
Beginning balance	$(79)	(152)
Servicing valuation recovery	27	49
Permanent impairment write-off	—	13
Ending balance	$(52)	(90)

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. This strategy includes the purchase of various available-for-sale securities (primarily FHLMC and FNMA agency bonds, U.S. Treasury bonds and PO strips) and free-standing derivatives (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps). The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The increase in interest rates during the first nine months of 2005 and 2004 and the resulting impact of changing prepayment speeds led to the recovery of $27 million and $49 million, respectively, in temporary impairment on the MSR portfolio. In addition, the Registrant recognized a net loss of $15 million and $1 million in the nine months ended September 30, 2005 and 2004, respectively, related to changes in fair value and settlement of free- standing derivatives purchased to economically hedge the MSR portfolio. As of September 30, 2005 and 2004, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $9 million and $16 million, respectively, and other liabilities included a fair value of $19 million and $5 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $3.6 billion and $3.4 billion as of September 30, 2005 and 2004, respectively. As of September 30, 2005, the available-for-sale securities portfolio included $178 million in instruments related to the non-qualified hedging strategy.

Temporary changes in the MSR valuation reserve are captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Notes to Condensed Consolidated Financial Statements (continued)

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

FAIR VALUE HEDGES – The Registrant enters into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended September 30, 2005, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed and fair value changes in the interest rate swaps are recorded as changes in the value of both the swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness due to differences in the changes in the fair value of the interest rate swap and the long-term debt are reported within interest expense in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2005, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statement of Income.

During 2005 and 2004, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of the termination was recognized as a premium or discount on the previously hedged long-term debt and is being amortized as an adjustment to yield.

The Registrant also enters into forward contracts to hedge the forecasted sale of its residential mortgage loans. For the three months ended September 30, 2005, the Registrant met certain criteria to qualify for matched terms accounting, as defined in SFAS No. 133, on the hedged loans held for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheets.

As of September 30, 2005, there were no instances of designated hedges no longer qualifying as fair value hedges. The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Included in other assets:
Interest rate swaps related to debt	$27	49	62
Forward contracts related to mortgage loans held for sale	4	—	—
Total included in other assets	$31	49	62
Included in other liabilities:
Interest rate swaps related to debt	$83	44	34
Forward contracts related to mortgage loans held for sale	—	1	2
Total included in other liabilities	$83	45	36

Notes to Condensed Consolidated Financial Statements (continued)

CASH FLOW HEDGES – The Registrant enters into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions. As of September 30, 2005 and 2004 and December 31, 2004, $17 million, $27 million and $33 million, respectively, in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of September 30, 2005, $13 million in net deferred losses, net of tax, on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

The maximum term over which the Registrant is hedging its exposure to the variability of future cash flows is 13 months for hedges converting floating-rate debt to fixed. During the nine months ended September 30, 2005 and during the year ended December 31, 2004, the Registrant terminated certain derivatives qualifying as cash flow hedges. The fair value of these contracts, net of tax, is included in accumulated other comprehensive income and is being amortized over the designated hedging periods, which range from 8 months to 13 years.

As of September 30, 2005, there were no instances of designated hedges no longer qualifying as cash flow hedges. The following table reflects the market value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Included in other assets:
Interest rate swaps related to debt	$2	—	—
Total included in other assets	$2	—	—
Included in other liabilities:
Interest rate swaps related to debt	$—	—	1
Interest rate swaps related to LIBOR-based loans	—	—	25
Total included in other liabilities	$—	—	26

FREE-STANDING DERIVATIVE INSTRUMENTS – The Registrant enters into various derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and various other derivative contracts for the benefit of commercial customers. The Registrant may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with matching terms that are generally settled daily.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2005	2004	2005	2004
Foreign exchange contracts for customers	$12	11	38	32
Interest rate lock commitments and forward contracts related to interest rate lock commitments	1	2	1	1
Derivative instruments related to MSR portfolio	(23)	23	(15)	(1)
Derivative instruments related to interest rate risk	1	3	3	7

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2005	December 31, 2004	September 30, 2004
Included in other assets:
Foreign exchange contracts for customers	$140	168	107
Interest rate contracts for customers	36	46	59
Interest rate lock commitments	1	1	1
Derivative instruments related to MSR portfolio	9	7	16
Forward contracts related to interest rate lock commitments	3	—	—
Total included in other assets	$189	222	183
Included in other liabilities:
Foreign exchange contracts for customers	$126	137	82
Interest rate contracts for customers	36	46	59
Interest rate lock commitments	2	1	1
Forward contracts related to interest rate lock commitments	—	—	1
Derivative instruments related to MSR portfolio	19	3	5
Total included in other liabilities	$183	187	148

The following table summarizes the Registrant’s derivative instrument positions (excluding commercial customer derivatives) at September 30, 2005:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$3,695	83	4.57%	3.88%
Receive floating/pay fixed	500	13	TBD	4.21
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale	972	1
Mortgage servicing rights portfolio:
Principal only swaps	83	14		3.80
Interest rate swaps—Receive fixed/pay floating	971	100	4.48	3.76
Interest rate swaps—Receive floating/pay fixed	355	114	3.76	4.85
Purchased swaptions	2,140	5	4.59
Total	$8,716

The notional amount related to commercial customer contracts outstanding at September 30, 2005 was $19.6 billion.

6. Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

As of September 30, 2005, the Registrant had issued approximately $6.9 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $6.9 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. During the third quarter of 2005, the Registrant refined its methodology for estimating the credit loss reserve for these standby letters of credit, which resulted in a decrease in the reserve at September 30, 2005 to approximately $1 million. Approximately 68% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through September 30, 2005, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at September 30, 2005 was approximately $2.5 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of

Notes to Condensed Consolidated Financial Statements (continued)

credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $2.5 billion at September 30, 2005. In addition, the Registrant has entered into an agreement that would require it to provide $3.0 billion in liquidity support to the QSPE. The liquidity support agreement was not drawn upon during the nine months ended September 30, 2005 and 2004. During the third quarter of 2005, the Registrant refined its methodology in determining the loss reserve related to the liquidity support and credit enhancement provided to the QSPE and as of September 30, 2005, the Registrant had a reserve of $8 million.

As of September 30, 2005, the Registrant had provided credit recourse on approximately $970 million of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $970 million. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $24 million relating to these residential mortgage loans sold.

As of September 30, 2005, the Registrant has also fully and unconditionally guaranteed $392 million of certain long-term borrowing obligations issued by five wholly owned issuing trust entities that have been deconsolidated consistent with the provisions of FIN 46.

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the nine months ended September 30, 2005, the Registrant processed approximately $77 million of chargebacks presented by issuing banks, resulting in no material actual losses to the Registrant. The Registrant accrues for probable losses based on historical experience and did not carry a material credit loss reserve at September 30, 2005.

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of September 30, 2005 was $59 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

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

Under the terms of the transaction, each share of First National common stock was exchanged for .5065 shares of the Registrant’s common stock, resulting in the issuance of 30.6 million shares of common stock. The common stock issued to effect the transaction was valued at $47.30 per share, the closing price of the Registrant’s common stock on the previous trading day, for a total transaction value of $1.5 billion. The total purchase price also included the fair value of stock awards issued in exchange for stock awards held by First National employees, for which the aggregate fair value was $63 million.

The assets and liabilities of First National were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The fair values are preliminary and are subject to refinement as information becomes available. The results of First National’s operations were included in the Registrant’s Condensed Consolidated Statement of Income from the date of acquisition. In addition, the Registrant realized charges against its earnings for acquisition related expenses of $8 million in the nine months ended September 30, 2005, with no material charges recognized in the quarter then ended. The acquisition related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with the conversion.

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

Notes to Condensed Consolidated Financial Statements (continued)

being amortized using the straight-line method over the duration of the agreements. The remaining $1.2 billion of intangible assets was recorded as goodwill. Goodwill recognized in the First National acquisition is not deductible for income tax purposes.

On June 11, 2004, the Registrant acquired in a merger 100% of the outstanding stock of Franklin Financial, a bank holding company located in the Nashville, Tennessee metropolitan market that operated nine full-service banking centers. Under the terms of the transaction, each share of Franklin Financial common stock was exchanged for .5933 shares of the Registrant’s common stock, resulting in the issuance of 5.1 million shares of common stock. The common stock issued to effect the transaction was valued at $55.52 per common share for a total transaction value of $317 million. The total purchase price also included the fair value of stock awards issued in exchange for stock awards held by Franklin Financial employees, for which the aggregate fair value was $36 million.

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

8. Related Party Transactions

At September 30, 2005 and 2004, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $334 million and $251 million, respectively. As of September 30, 2005 and 2004, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $91 million and $75 million, respectively.

Commitments to lend to related parties as of September 30, 2005 and 2004, net of participations, were comprised of $321 million and $231 million, respectively, in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $13 million and $20 million, respectively, to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

9. Legal and Regulatory Proceedings

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, prospects and related matters. The complaints, which had been consolidated, sought unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. On March 31, 2005, the Registrant announced that it had settled this suit. The settlement is subject to court approval. Under the terms of the settlement, the Registrant’s insurer and other parties will pay a total of $17 million to a fund to settle the claims with the class members. The impact of the disposition of this lawsuit is not material to the Registrant.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

10. Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2005	2004	2005	2004
Service cost	$162	175	486	585
Interest cost	3,414	3,817	10,291	11,383
Expected return on assets	(4,597)	(4,395)	(13,205)	(13,650)
Amortization and deferral of transition amount	—	(368)	—	(1,138)
Amortization of actuarial loss	2,357	2,320	6,996	7,078
Amortization of unrecognized prior service cost	129	128	388	383
Settlement	6,156	8,179	6,742	8,489
Net periodic pension cost	$7,621	9,856	11,698	13,130

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

For the nine months ended September 30, 2005, approximately 1 million restricted stock awards and 4.8 million stock appreciation rights were granted. For the nine months ended September 30, 2004, approximately .5 million restricted stock awards and 3.7 million stock appreciation rights were granted. The weighted-average fair values of stock appreciation rights and stock options granted were $9.55 and $14.11 for the nine months ended September 30, 2005 and 2004, respectively. The fair value of stock appreciation rights and stock options are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the nine months ended September 30, 2005 and 2004:

Notes to Condensed Consolidated Financial Statements (continued)

	2005	2004
Expected dividend yield	3.43%	2.07-2.33%
Expected option life (in years)	6.0	6.0
Expected volatility	26%	28%
Risk-free interest rate	4.24%	3.15%

Stock-based compensation expense was $16 million and $21 million for the three months ended September 30, 2005 and 2004, respectively, and $53 million and $63 million for the nine months ended September 30, 2005 and 2004, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

12. Other Comprehensive Income

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the nine months ended September 30 were as follows:

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2005
Losses on available-for-sale securities	$(304)	105	(199)
Reclassification adjustment for net gains recognized in income	(38)	13	(25)
Unrecognized losses on available-for-sale securities	(342)	118	(224)	$(72)	(224)	(296)
Gains on cash flow hedges	19	(6)	13
Reclassification adjustment for net losses recognized in income	5	(2)	3
Unrecognized gains (losses) on cash flow hedges	24	(8)	16	(33)	16	(17)
Change in minimum pension liability	93	(33)	60	(64)	60	(4)
Total	$(225)	77	(148)	$(169)	(148)	(317)
2004
Losses on available-for-sale securities	$(76)	27	(49)
Reclassification adjustment for net gains recognized in income	(42)	15	(27)
Unrecognized losses on available-for-sale securities	(118)	42	(76)	$(49)	(76)	(125)
Losses on cash flow hedges	(26)	9	(17)
Reclassification adjustment for net gains recognized in income	(4)	2	(2)
Unrecognized losses on cash flow hedges	(30)	11	(19)	(8)	(19)	(27)
Change in minimum pension liability	(4)	1	(3)	(63)	(3)	(66)
Total	$(152)	54	(98)	$(120)	(98)	(218)

Notes to Condensed Consolidated Financial Statements (continued)

13. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share follows:

	Three months ended September 30,
	2005			2004
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$395			$471
Net income available to common shareholders (a)	$395	554	$0.71	$471	560	$0.84
Earnings per diluted share:
Net income available to common shareholders	$395	554	$0.71	$471	560	$0.84
Effect of dilutive securities:
Stock based awards		4	—		7	(0.01)
Convertible preferred stock (b)	—	—	—	—	—	—
Net income available to common shareholders plus assumed conversions	$395	558	$0.71	$471	567	$0.83
(a)	Dividends on preferred stock are $.185 million for the three months ended September 30, 2005 and 2004.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the three months ended September 30, 2005 and 2004.

	Nine months ended September 30,
	2005			2004
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$1,217			$1,349
Net income available to common shareholders (a)	$1,217	555	$2.19	$1,348	562	$2.40
Earnings per diluted share:
Net income available to common shareholders	$1,217	555	$2.19	$1,348	562	$2.40
Effect of dilutive securities:
Stock based awards		4	(0.01)		7	(0.03)
Convertible preferred stock (b)	—	—	—	—	—	—
Net income available to common shareholders plus assumed conversions	$1,217	559	$2.18	$1,348	569	$2.37
(a)	Dividends on preferred stock are $.555 million for the nine months ended September 30, 2005 and 2004.
(b)	The additive effect to income from dividends on convertible preferred stock is $.435 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the nine months ended September 30, 2005 and 2004.

Options to purchase 28.3 million and 21.4 million shares outstanding during the three months ended September 30, 2005 and 2004, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Notes to Condensed Consolidated Financial Statements (continued)

14. Business Segments

The Registrant’s principal activities include Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions. Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. Retail Banking provides a full range of deposit products and loans and leases to individuals and small businesses. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The Other/Eliminations column includes the unallocated portion of the investment portfolio, certain non-deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

The Registrant manages interest rate risk centrally at the corporate level by employing an FTP methodology. This methodology insulates the business segments from interest rate risk, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration. The statements of income in the table below are on an FTP basis. In addition to the previously mentioned items, the Other/Eliminations column includes the net effect of the FTP methodology.

Results of the Registrant’s business segments are presented based on its management structure and management accounting practices. The structure and practices are specific to the Registrant; therefore, the financial results of the Registrant’s business segments are not necessarily comparable with similar information for other financial institutions. The Registrant refines its methodologies from time to time as management accounting practices are approved and businesses change. Revisions to the Registrant’s methodologies are applied on a retroactive basis.

The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. The financial information for each segment is reported on the basis used internally by the Registrant’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers.

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by operating segment are as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Three months ended September 30, 2005:
Net interest income (b)	$380	570	54	8	(267)	—	745
Provision for loan and lease losses	27	65	3	3	(29)	—	69
Net interest income after provision for loan and lease losses	353	505	51	5	(238)	—	676
Noninterest income	119	258	94	158	(7)	—	622
Noninterest expense	188	353	98	120	(27)	—	732
Income before income taxes	284	410	47	43	(218)	—	566
Applicable income taxes (b)	87	144	17	16	(93)	—	171
Net income	$197	266	30	27	(125)	—	395
Average assets	$32,232	61,508	2,894	526	6,539	—	103,699
Three months ended September 30, 2004:
Net interest income (b)	$338	514	44	9	(102)	(37)	766
Provision for loan and lease losses	24	50	4	3	(55)	—	26
Net interest income after provision for loan and lease losses	314	464	40	6	(47)	(37)	740
Noninterest income	102	275	93	140	10	(9)	611
Noninterest expense	150	328	89	94	21	(34)	648
Income before income taxes	266	411	44	52	(58)	(12)	703
Applicable income taxes (b)	82	140	15	18	(19)	(4)	232
Net income	$184	271	29	34	(39)	(8)	471
Average assets	$28,120	58,719	2,394	627	11,638	(5,286)	96,212
(a)	In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The adjusted results of First National (excluding the divested First National insurance business) have been included in the segments and are eliminated in the Acquisitions column.
(b)	Includes taxable-equivalent adjustments of $8 million and $9 million for the three months ended September 30, 2005 and 2004, respectively.

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
Nine months ended September 30, 2005:
Net interest income (b)	$1,098	1,685	159	24	(704)	—	2,262
Provision for loan and lease losses	82	150	6	9	(50)	—	197
Net interest income after provision for loan and lease losses	1,016	1,535	153	15	(654)	—	2,065
Noninterest income	357	760	284	464	(1)	—	1,864
Noninterest expense	529	1,025	290	335	(15)	—	2,164
Income before income taxes	844	1,270	147	144	(640)	—	1,765
Applicable income taxes (b)	261	448	52	50	(263)	—	548
Net income	$583	822	95	94	(377)	—	1,217
Average assets	$31,373	61,042	2,749	604	6,733	—	102,501
Nine months ended September 30, 2004:
Net interest income (b)	$978	1,510	120	25	(220)	(117)	2,296
Provision for loan and lease losses	81	132	7	8	(22)	(3)	203
Net interest income after provision for loan and lease losses	897	1,378	113	17	(198)	(114)	2,093
Noninterest income	302	844	297	548	24	(29)	1,986
Noninterest expense	447	996	274	292	128	(99)	2,038
Income before income taxes	752	1,226	136	273	(302)	(44)	2,041
Applicable income taxes (b)	231	417	46	93	(80)	(15)	692
Net income	$521	809	90	180	(222)	(29)	1,349
Average assets	$27,568	58,378	2,238	614	11,088	(5,717)	94,169
(a)	In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The adjusted results of First National (excluding the divested First National insurance business) and Franklin Financial have been included in the segments and are eliminated in the Acquisitions column.
(b)	Includes taxable-equivalent adjustments of $24 million and $27 million for the nine months ended September 30, 2005 and 2004, respectively.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Registrant and certain of its officers alleging violations of federal securities laws related to disclosures made by the Registrant regarding its integration of Old Kent Financial Corporation and its effect on the Registrant’s infrastructure, including internal controls, prospects and related matters. The complaints, which had been consolidated, sought unquantified damages on behalf of putative classes of persons who purchased the Registrant’s common stock, attorneys’ fees and other expenses. On March 31, 2005, the Registrant announced that it had settled this suit. The settlement is subject to court approval. Under the terms of the settlement, the Registrant’s insurer and other parties will pay a total of $17 million to a fund to settle the claims with the class members. The impact of the disposition of this lawsuit is not material to the Registrant.

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

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2005 – July 31, 2005	12,708	$41.64	—	20,185,112
August 1, 2005 – August 31, 2005	2,351,697	42.77	2,338,159	17,846,953
September 1, 2005 – September 30, 2005	14,981	42.26	—	17,846,953
Total	2,379,386	$42.76	2,338,159	17,846,953
(a)	The Registrant repurchased 12,708, 13,538 and 14,981 shares during July, August and September, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On June 15, 2004, the Registrant announced its Board of Directors had authorized management to repurchase up to 40 million shares of the Registrant’s common stock through the open market or in any private transaction. The authorization was completed at the end of August 2005. On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase up to an additional 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Exhibits (Item 6)

(a)	List of Exhibits

(3)(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3)(ii)	Code of Regulations, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

(10)	Letter Agreement with R. Mark Graf.

(31)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 4, 2005	/s/ R. Mark Graf
R. Mark Graf Senior Vice President and Chief Financial Officer