Form 10-K
period 2005-12-31
FIFTH THIRD BANCORP
filed 2006-02-16
CIK 35527

Fifth Third Bancorp

annual report 2005

focused.

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. The Company has $105.2 billion in assets and operates 19 affiliates with 1,119 full-service banking centers, including 119 BankMart® locations open seven days a week inside select grocery stores, and 2,024 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The financial Rapids strength of Fifth Third’s Ohio and Michigan banks continues to be recognized by rating agencies with Detroit Cleveland deposit ratings of AA- and Aa1 from Standard & Poor’s and Moody’s, respectively. Additionally, Fifth Third Bancorp continues to maintain among the highest short-term ratings available at A-1+ and Prime-1 and is recognized by Moody’s with a senior debt rating of Aa2. Fifth Third operates four main businesses: Retail, Commercial, Investment Advisors and Fifth Third Processing Solutions. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2005, has $196 billion in assets under care – of which it manages $33 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed at www.53.com.Fifth Third’s common stock is traded through the NASDAQ® National Market Systemunder the Orlando symbol “FITB.”

financial highlights

For the years ended December 31 2005 2004 Percent Change

$ in millions, except per share data

Earnings and Dividends

Net Income $1,549 $1,525 2

Common Dividends Declared 810 735 10

Per Share Earnings $2.79 $2.72 3

Diluted Earnings 2.77 2.68 3

Cash Dividends 1.46 1.31 11

Book Value 17.00 16.00 6

At Year-End

Assets $105,225 $94,456 11

Total Loans and Leases 71,229 60,367 18

Deposits 67,434 58,226 16

Shareholders’ Equity 9,446 8,924 6

Year-End Market Price 37.72 47.30 (20)

Market Capitalization 20,958 26,377 (21)

Key Ratios (percent)

Return on Average Assets (ROA) 1.50 1.61 (7)

Return on Average Equity (ROE) 16.6 17.2 (3)

Net Interest Margin 3.23 3.48 (7)

Efficiency Ratio 53.2 53.9 (1)

Average Shareholders’ Equity to Average Assets 9.06 9.34 (3)

Actuals

Common Shares Outstanding (in thousands) 555,623 557,649 —

Banking Centers 1,119 1,011 11

Full-Time Equivalent Employees 21,681 19,659 10

Deposit and Debt Ratings Moody’s Standard & Poor’s Fitch

Fifth Third Bancorp

Commercial Paper Prime -1 A-1 F1+

Senior Debt Aa2 A+ AA-

Fifth Third Bank and Fifth Third Bank (Michigan)

Short-Term Deposit Prime -1 A-1+ F1+

Long-Term Deposit Aa1 AA- AA

letter from the President & Chief Executive Officer

focused on

value creation.

Dear Shareholders and Friends,

2005 proved to be a challenging year for Fifth Third, with both revenue and net income significantly below our initial expectations. Earnings per diluted share for the full-year were $2.77, an increase of three percent over last year’s earnings of $2.68. Total revenues were flat compared to the prior year and totaled $5.5 billion.

Return on average assets for the full-year 2005 was 1.50 percent and return on average equity was 16.6 percent, compared to 1.61 percent and 17.2 percent, respectively, in 2004. Despite these relatively modest results, your company still earned more than $1.5 billion in net income and added significantly to our customer base.

Throughout its history, the story of Fifth Third has been one of growth and value creation that was perhaps unrivaled in the banking industry. In fact, Fifth Third is more than five times larger than it was when I sat down to compose this letter just 10 years ago. During that time, deposits, loans, assets and, most importantly, net income have all increased more than five-fold. Unfortunately, we have learned that challenges can also increase with size and even the most highly regarded

“We have learned that challenges can also increase with size and even the most highly regarded of companies and strongest of cultures are not immune to difficulties.”

companies and strongest cultures are not immune to difficulties. Our performance over the last two years has not matched our historical success. And while disappointing and below our potential, I believe these results are best understood within the context of the many things we accomplished this year to improve our competitive position and drive revenue and earnings growth in the years to come – progress that will ultimately be reflected in our performance. After reviewing both our business performance and key priorities as detailed in this letter and the pages that follow, I hope you will agree that Fifth Third is making significant progress and taking the right steps to regain traction and enhance shareholder value over the long run.

2005 Business Performance

Loan growth remained strong in 2005, with period end total loans and leases increasing by $10.9 billion, or 18 percent, over 2004. Commercial customer additions and steadily improving loan demand throughout the year resulted in a 22 percent increase in commercial loan outstandings. Similar success was achieved through the hard work of our retail employees, with consumer loans increasing by 13 percent over the prior year.

Retail transaction account growth and commercial customer additions resulted in good deposit growth trends in 2005, despite a sluggish start to the year. On a full-year average basis, total transaction deposits increased by $4.8 billion, or 11 percent, and total core deposits increased by $7.0 billion, or 14 percent, over 2004.

Noninterest revenues experienced mixed results in 2005, with strong performance from Fifth Third Processing Solutions and our commercial line of business mitigated by more modest results in other areas. In total, noninterest revenues increased by a healthy 10 percent over the prior year, excluding operating lease revenue, gains and losses on the sales of securities and a gain realized on the sales of certain third-party sourced merchant processing contracts in 2004.

Despite good loan and deposit trends, spread-based revenues proved to be our greatest challenge in 2005 and remained essentially unchanged from prior year levels. Increased funding costs resulting from the convergence of short- and long-term interest rates and sharp declines in returns realized from our securities portfolio resulted in 25 basis points of contraction in our net interest margin. This compression offset growth generated from core banking activities and resulted in flat overall revenue performance for the year.

Operating expenses decreased by two percent compared to 2004 but increased by 11 percent when debt termination charges in the prior year are excluded. This increase was largely due to sales force and banking center additions and investments in information technology. While the investments associated with this increase in spending resulted in negative operating leverage in 2005, we believe that these improvements in distribution and infrastructure are essential to the future success of Fifth Third.

Our Priorities

Investing For Growth

With the profit margins available in our business,

success has always been a function of the ability to

generate revenue growth. However, the temptation to

curtail investments and slash costs is extremely high

during difficult times. The benefits of these strategies

are generally short term in nature and the impact can

extend well into the future. Success in any business is

defined as consistently delivering above average returns

that compound over time. History has shown that a

company cannot shrink its way to meeting that standard.

During 2005, Fifth Third:

• Invested in distribution. We added 63 de-novo

     banking centers and relocated other existing

     facilities across the footprint to drive deposit and

     loan growth in the years to come. These additions

     complement the 76 new banking centers added in

     2004 and together will be an integral growth driver

     as we continue to attract customers and increase

     productivity. We acquired and integrated First

     National Bankshares of Florida, creating three

     affiliates in some of the fastest growing deposit

     markets in the country. Continuing de-novo

     investments will result in powerful distribution

     networks in the Orlando, Tampa and Southwest

     Florida metropolitan markets.

• Invested in people. We increased our sales force by

     nearly 1,400 positions in 2005. We still have work

     to do in reaching productivity goals for many of

     these additions, but I remain confident that a

     strong culture of sales measurement, accountability

     and performance-based rewards will drive future

     revenue growth.

• Invested in customer service. The manner and

     efficiency in which we support and interact with

     our customers is critical to Fifth Third’s success.

     In order to improve our service, we began

     extensive customer polling efforts to identify

     successes as well as opportunities for

     improvement. Based on feedback from our

     customers, we realigned employee incentives,

     adjusted fee policies and expanded our product

     set. More opportunities exist to enhance customer

     service levels and improve retention, and

     we are committed to delivering best-in-class

     customer service.

• Invested in technology. With the expertise that

     comes from the successful handling of more than

     16.4 billion electronic transactions in 2005,

     we are dedicated to providing a proven sales

     culture with the absolute best tools available to

     serve and grow our customer base. Initiatives

     included new relationship management systems,

     fully automated and integrated teller platforms,

     new call center management systems and

     improved processing capabilities with enhanced

     capacity, reliability and scale.

“Success in any business is defined as consistently delivering above average returns that compound over time. History has shown that a company cannot shrink its way to meeting that standard.”

“Our primary responsibility

is to invest shareholders’ capital

in a manner that enhances value while ensuring

that our businesses are being properly

compensated for the level of risk being assumed.”

Maintaining Financial Discipline

Financial discipline is the foundation of great companies, and great companies consistently deliver superior risk-adjusted returns relative to the competition. Fifth Third is determined to once again be one of those companies. Our primary responsibility is to invest shareholders’ capital in a manner that enhances value while ensuring that our businesses are being properly compensated for the level of risk being assumed. We will continue to improve our ability to measure and manage risk in all its various forms – credit, interest rate, operational liquidity and general business – in order to reduce volatility and react more quickly to changing business and economic climates.

In business, just as in personal finance, investment climates are not all created equal. Fifth Third will take a long-term view and will forego short-term profits if they are accompanied by the potential for excess risk and volatility. During 2005, Fifth Third:

• Responded to relatively low long-term interest rates and a poor climate for acquisitions by returning excess capital to shareholders. We increased the dividend by 11 percent to $1.46 per common share and repurchased 38 million shares, six percent of total outstanding, for $1.6 billion.

• Responded to the relatively inferior return inherent in continuing to invest in bond securities by foregoing current period earnings through a $5.6 billion, or 18 percent, reduction in average securities held on the balance sheet.

Fostering a Team-Driven Culture

I have always believed, regardless of starting position, the bank with the best people will gain leading market share over time. Everything we do at Fifth Third is focused on identifying and rewarding top performers with the opportunity to drive results through our unique affiliate operating model. In recent years, as we have many times in the past, we experienced some change at both the affiliate and senior management levels. We thank these leaders for their efforts and honor their contributions by recommitting to the challenge of revenue growth and matching the work ethic for which this company has long been known. In each of our affiliates, we have experienced leaders working as a team to serve all of the customers in their market. Whether, like me, these leaders have been with Fifth Third for a very long time or have brought to our company many years of banking experience gained elsewhere, we all share a team orientation, a sales focus and a desire to serve our customers and shareholders. We remain committed to the challenge of driving revenue growth and capitalizing on the opportunities that lie ahead.

Supporting Our Communities

Fifth Third has always operated under the premise that helping to build stronger communities will result in a stronger and more dynamic bank. Lending to build and revitalize neighborhoods, philanthropic giving and active community involvement are long-standing traditions at Fifth Third. I invite you to read about our most recent efforts on page 20 of this report.

“We remain committed to the challenge of driving revenue growth and capitalizing on the opportunities that lie ahead.”

“We have asked a great deal of our employees in 2005, and they have delivered. However, many challenges remain, and we still have a lot of work remaining to complete our shared vision of what Fifth Third can become.”

In Closing

Fifth Third has truly been transformed in the last couple of years, but perhaps not in the manner you would expect. The growth trajectories of the key drivers in our business – deposits, fees and loans – remain intact, with annualized growth rates consistent with Fifth Third’s standards and historical performance. Change can be seen, however, in improvements in our commitment to customer service, use of technology, corporate governance and capital and risk management. Perhaps more so than at any time in our history, Fifth Third today has the infrastructure necessary to aggressively compete in a consolidating financial services landscape while maintaining the local market differentiation provided by our affiliate bank model. In the years to come, you can expect to see Fifth Third continuing to increase our presence in high opportunity markets while remaining mindful of opportunities to establish affiliates in new metropolitan markets.

I would like to thank our customers, employees, board members and the communities in our 19 affiliates for their contributions and continued support. We have asked a great deal of our employees in 2005, and they have delivered. However, many challenges remain, and we still have a lot of work remaining to complete our shared vision of what Fifth Third can become. The focus for 2006 will be on continuing to generate quality deposit and loan growth, enhancing all of our businesses and gaining market share by meeting more of the financial services needs of our customers. Our existing competitive and financial strengths, combined with superior talent and an enhanced infrastructure and focus, make me extremely optimistic about the years to come.

Sincerely,

George A. Schaefer, Jr.

President & Chief Executive Officer

January 2006

sticking to a successful business model

focused on commitment.

Our affiliate operating structure differentiates us from the competition and ensures that our customers receive individualized service and comprehensive financial solutions. All aspects of customer relationships are managed locally by affiliate presidents responsible for each affiliate’s operation and community development. Competitive pressures are different in every market, so we rely on experienced local officers empowered with the authority and infrastructure to employ the best practices of our company to deliver a personalized level of service to our customers.

FITB Affiliate State Deposits (billions) Percent of FITB Assets (billions) Banking Centers Affiliate President Years in Banking Cincinnati OH $12.3 18% $17.4 106 R. Sullivan

30 Chicago IL 8.9 13 10.1 140 T. Zink 17 Western Michigan MI 7.3 11 9.6 135 M. Van Dyke 20 Detroit MI 4.4 7 7.1 83 G. Kosch 22 Columbus OH 3.7 5 5.1 65 R. Eversole 21 Cleveland OH 3.7 5 5.7 86 T. Clossin 22 South Florida FL 3.6 5 6.8 45 T. Quinn 13 Dayton OH 3.3 5 3.8 62 R. Webb 19 Indianapolis IN 3.3 5 5.4 81 M. Spagnoletti 31 Toledo OH 3.2 5 4.6 50 R. LaClair 23 Southern Indiana IN 2.4 4 3.4 52 J. Daniel 36 Louisville KY 1.8 3 2.2 46 P. McHugh 19 Northern Michigan MI 1.4 2 2.1 25 J. Pelizzari 27 Northern Kentucky KY 1.3 2 1.7 34 T. Rawe 31 Nashville TN 1.1 2 2.1 20 D. Hogan 21 Lexington KY 1.1 2 1.8 21 S. Barnes 34 Ohio Valley WV 0.9 1 1.6 27 D. Call 18 Tampa Bay FL 0.9 1 1.4 26 B. Keenan 19 Orlando FL 0.7 1 1.3 15 G. Howlett 30

Fifth Third believes in the affiliate model. In a

relationship business, this model keeps motivated

decision makers close to the customer. It creates

the ability to respond with market-specific strategies and

flexible pricing to go after entrenched large

market share competitors and the less efficient smaller

institutions. It is based on the individual talent and

entrepreneurship of our employees. It inspires new

ideas from the bottom up because all of our affiliates,

business lines and banking centers are managed to

detailed financial statements. It fosters a culture of

business ownership. It rewards talented individuals for

making the right decisions for customers, communities

and shareholders. It encourages our employees to

work together across business lines to develop

complete financial solutions for our customers.

Our affiliate model is characterized by a local presence

with market knowledge, management accountability

and a team approach. We believe it is the key to our

past and future success, and we are committed to it.

Establishing a presence in new metropolitan markets is an important part of our continuing growth. In 2005, new affiliates were established in Tampa and Orlando, and our presence was greatly enhanced in

Fifth Third operates 19 affiliates with 1,119 banking centers and 2,024 Jeanie® ATMs in 10 states and now has three affiliates with $5.2 billion in deposits and $9.5 billion in assets in the state of Florida.

our existing South Florida affiliate with the January acquisition of First National Bankshares of Florida. Fifth Third now has three affiliates, $5.2 billion in deposits and $9.5 billion in assets in the state of Florida. Efforts are underway to continue to expand our presence in these markets with the planned addition of 22 new banking centers in 2006. In addition, the seeds for two new affiliates were planted in 2005, with the opening of two banking centers in St. Louis and three banking centers in Pittsburgh.

long-term vision of people and technology

focused on expertise.

Fifth Third has been highly successful over the

years in gaining new customers. High-performing

employees, a performance-based sales culture,
a strong balance sheet and nimble operating model

have afforded Fifth Third numerous advantages

in a highly competitive industry. Beginning in

2004 and continuing in earnest through 2005,

Fifth Third endeavored to add another advantage

over peers – a superior “Service First” mentality

enabled by increasingly streamlined processes

and technological innovation.

Improving the way we support and grow our customer

base is critical to continuing Fifth Third’s growth.

In order to succeed, we must improve information

flow to create a better understanding of our customers,

the products they have, the products they should have

and the opportunities to serve them better. In 2005,

we made an investment in an improved customer

relationship management solution that creates a single

customer view across our key operating platforms.

This solution crosses business lines and affiliates with

a seamless integration of a common set of sales and

management information. The simplified and faster

information flow will increase reaction time for sales

opportunities and allow for management decisions that

consider all aspects of a customer relationship.

We are committed to improving the experience our

customers have when they enter a banking center.

Recent improvements in the automation and

standardization of account opening procedures,

with predetermined touch and follow-up points, will

greatly reduce new account attrition. Our new

teller automation platform is a significant step toward

improving customer service and supplying employees

with the tools they need to deliver a great customer

experience. By eliminating the manual processes and

paper forms that create inefficiency, we are reducing

the workload to execute a single transaction and

allowing our front line employees to focus more time

where it belongs – with the customer.

Our operations group is taking major steps to ensure a

“Service First” mentality within our central call center.

Customer service personnel currently handle

approximately 50 million calls annually. Fifth Third

strives to show our customers that we value every

single one of those experiences. Strategic changes are

being implemented in how we manage, recognize and

reward representatives, with emphasis migrating from

volume to resolution. We also are in the midst of

We are committed to improving the experience our customers have when they enter a banking center.

implementing a new system to track the effective

resolution of customer service issues, allowing for

faster identification and improvement of processes.

Fifth Third is implementing an improved customer

service model through a long-term investment in

technology and efficiency that will provide a

competitive advantage for years to come. These

efforts represent a tremendous challenge, but one

in which Fifth Third has laser-like focus. Recent

increases in equipment and depreciation expenses

illustrate these investments are not without cost.

However, Fifth Third expects information technology

expenses to begin to show trend improvement in 2006,

and benefits will be realized through improvement in

customer service and ongoing growth in both our

customer base and in products delivered.

retail banking

focused on service.

Fifth Third’s 1,119 banking centers, including

119 Bank Mart® locations open seven days a

week inside select grocery stores, and 2,024

Jeanie® ATM’s serve as the primary point of

contact for our six million customers. Fifth

Third’s internet banking and bill payment

system provides an additional point of access

for customers to manage their money quickly

and conveniently – 24 hours a day, seven days

a week. Through these channels, Fifth Third

strives to provide industry leading products,

convenience and customer service to the

individual and small business customers within

our geographic footprint.

Bancorp Average Transaction Deposits

$ billions

2000 2001 2002 2003 2004 2005

$22.5 $26.4 $35.8 $40.4 $43.2 $47.9

10 15 20 25 30 35 40

Average Consumer Loans & Leases

$ billions

2000 2001 2002 2003 2004 2005

$21.4 $22.1 $22.4 $26.3 $27.6 $31.6

10 15 20 25 30 35 40 45

With increased database marketing and new deposit and cash management products, small business deposits increased by 19 percent in 2005.

Fifth Third is focused on continuing to drive core

deposit growth within the retail franchise, with the

goal of core funding total earning asset growth. To

accomplish this goal, we introduced an “everyday great

rate” approach on transaction accounts and time

deposits, improved customer and account

segmentation and put new tools in the hands of our

retail sales force. Our banking center employees

responded in 2005. Average transaction account

balances increased by 11 percent in 2005, highlighted

by 33 percent growth in average savings and money

market balances and eight percent growth in average

consumer demand deposits. Average core deposits

overall increased by 14 percent over the prior year.

Consumer loan generation also remained strong in

2005 with period end balances increasing by

$3.8 billion, or 13 percent, over 2004.

In 2005, our long-standing dedication to sales

performance and tracking individual results was

complemented by increased emphasis on customer

service and retention. Today, we interview customers

about their experiences in our banking centers so we

can evaluate the service we deliver in every affiliate,

region and banking center. For the first time, incentive

compensation programs across the Bancorp

incorporate customer satisfaction results to ensure that

we are providing best-in-class customer service. Our

initial efforts are meeting with success, with total retail

account openings increasing by 13 percent and

attrition rates improving by 20 percent on a full-year

basis in 2005. Despite this success, we are continuing

to develop a number of additional initiatives to

improve the overall customer experience.

Small business banking received special focus in 2005.

Fifth Third believes that competition in the small

business segment is primarily service related.

We deploy individual relationship managers to work

with small business customers and learn about their

businesses. That knowledge allows us to deliver

customized solutions through integrated web-based

platforms that offer big company functionality at

small business prices. With increased database

marketing and new bundled deposit and cash

management products, small business deposits

increased by 19 percent in 2005 and now total

$5.1 billion. Investments in streamlined underwriting

capabilities drove similar performance in small

business lending with 19 percent growth over the

prior year.

We will continue recent de-novo banking center

expansion activities with the planned addition of

approximately 50 net new offices in 2006.

Investments in this area continue to be primarily

concentrated in the Chicago, Florida, Detroit and

Nashville markets, but expansion efforts also will

continue in Pittsburgh and St. Louis.

commercial banking

focused on relationships.

Period End
Commercial Loans & Leases

$ billions
40
35
30
25
20
15
$22.4
$22.6
$24.7
$27.7
$31.5
$38.5
2000
2001
2002
2003
2004
2005

Average Commercial
Demand Deposits

$ billions
11
9
7
5
3
1
$4.0
$4.4
$5.3
$7.0
$8.9
$10.2
2000
2001
2002
2003
2004
2005

14

commercial banking

focused

on relationships.

Fifth Third’s commercial relationship officers are respected for their commitment to understanding the challenges and opportunities facing each of our commercial customers. Our relationship officers provide creative and insightful perspectives that come from our almost 150 years of commercial banking experience. Decisions are made locally by people familiar with our business partners and the communities in which they operate. Fifth Third’s commercial team has the experience to advise our customers, the financial resources to support their growth and the willingness, infrastructure and ability to provide customized financial solutions.

Fifth Third’s team of commercial bankers is committed to a single goal – building solid relationships with our business partners by quickly and efficiently matching products and services to their needs. Fifth Third offers a comprehensive product set from traditional commercial and industrial lending, to real estate and leasing, to corporate and international finance, trade facilitation and payment solutions. Our extensive cash management expertise spans across industries and international borders. Fifth Third offers dedicated teams and strategic partnerships ready to assist companies in improving cash flow and growing their business.

Sales force additions and increasing productivity drove significant market share gains across our footprint in 2005. The resulting customer growth and sales of corporate treasury management products resulted in 14 percent growth in average commercial demand deposits and 23 percent average commercial loan and lease growth. Related deposit service revenues were essentially unchanged from 2004 levels, fully overcoming the negative impact on deposit revenues from increasing earnings credit rates on compensating balances.

The depth and breadth of Fifth Third’s commercial relationships can be seen in commercial noninterest income performance in 2005. Commercial banking revenue increased 22 percent over 2004 with widespread strength across numerous subcategories. Foreign exchange revenues increased by 16 percent, and international letter of credit revenues increased by 15 percent, driving 15 percent growth in international related revenues overall. New customer additions and increasing loan demand throughout the year contributed to 49 percent growth in commercial loan- and lease-related fees. Separately, corporate finance also delivered very strong growth with a 142 percent increase in customer interest rate derivative sales revenue.

Fifth Third has always recognized the importance of maintaining conservative underwriting and a strong credit culture. Profitable growth is achieved by attracting new customers, not simply by increasing exposure to existing customers. The result is a diverse and granular commercial loan portfolio with industry concentrations and exposure limits closely monitored. At year end 2005, over 89 percent of commercial loan and lease obligations were less than $5 million and 88 percent of exposures were originated in footprint.

As we begin a new year, we see tremendous potential for further growth in a number of our markets. In 2005, Fifth Third opened its first commercial banking office in Toronto, Canada, which offers seamless, cross-border banking to Canadian- and U.S.-based companies. With a proven strategy, a dedication to forging strong local partnerships, an expanded sales force and conservative credit culture, Fifth Third will continue to provide our customers with solutions that create lasting business relationships.

New customer additions and increasing loan demand throughout the year contributed to 49 percent growth in commercial loan- and lease related fees.

processing solutions

focused
on growth.

Fifth Third Processing Solutions (FTPS), our electronic payment processing division, initiates, captures, authorizes and settles electronic payment transactions as part of integrated cash management solutions for financial institutions, merchants and consumers all over the world. As a leading electronic payment processor, we help our customers eliminate paper and reduce cycle time and expense while providing instant online access to information through a platform integrated with traditional banking services. With robust systems architecture, including three world-class data centers, we provide a highly reliable processing environment for even the most demanding processing applications.

FTPS had another outstanding year and delivered an 18 percent increase in annual revenues. Exclusive of the impact of the 2004 sales of certain third-party sourced merchant processing contracts, electronic payment processing revenue increased 23 percent. In 2005, FTPS processed more than 16.4 billion electronic transactions, an increase of 33 percent over 2004 and double the number processed just three years ago. FTPS operates three primary businesses – Merchant Services, Financial Institution and Card Services.

Our Merchant Services group provides over 127,000 merchant locations with debit, credit and stored-value payment processing. For more than three decades, Fifth Third has been trusted by the nation’s top retailers and businesses to provide superior card acceptance solutions. At Fifth Third, we understand that all merchants are not the same. We have developed flexible system architecture with a wealth of technology options and processing features capable of meeting the individual requirements of any business. Among the largest bankcard acquirers in the nation, FTPS currently processes annual credit and debit card volume of nearly $200 billion. In 2005, merchant revenues increased by 15 percent, or 27 percent on a core basis.

Our Financial Institution and Card Services groups together provide a complete global payments solution delivered with a consultative approach from one of the nation’s leading financial institutions. We act as a business advisor to our clients, forging strategic partnerships and creating solutions that enable revenue enhancements while simultaneously reducing costs. Customers are provided with a full array of capabilities including correspondent banking services, Check 21 processing and support, automated teller machine processing, credit and debit card management, network gateway access, fraud monitoring services and international banking.

FTPS currently drives approximately 12,500 automated teller machines and supports more than 33 million debit cards for approximately 1,500 financial institutions around the world. In 2005, financial institution and card revenues increased by 21 percent over the prior year.

As one of the few processors that can offer customers a complete array of financial services solutions, the outlook for FTPS remains as bright as ever. In Merchant Services, FTPS is building upon its core competencies in large merchant processing and increasing profit margins by continuing recent momentum in the penetration of the middle market channel. The Financial Institutions group continues to see significant growth potential through the expansion of relationships with existing customers and by increasing the card issuer base through upstream participation of large financial institutions. FTPS is also experiencing significant success in partnering with retail teammates in the expansion of Fifth Third’s credit card portfolio through increased focus and enhanced point-of-sale approval strategies.

investment advisors

focused on wealth creation.

Fifth Third Investment Advisors is a full-service money management business with $33 billion in assets under management and $196 billion in assets under care. Fifth Third takes a careful, disciplined approach to investing client assets and delivers a full spectrum of investment strategies of varying scope and complexity for both long- and short-term investment horizons. Our broad array of equity and fixed income products are offered through separately managed portfolios, daily-valued collective funds, lifestyle funds and our nationally recognized mutual funds*.

*For important disclosures, see the bottom of page 31.

Fifth Third’s institutional investment professionals help commercial clients manage their assets more efficiently and profitably, provide retirement planning for their employees and achieve their financial goals through a range of innovative services.

Fifth Third Asset Management (FTAM) professionals are committed to helping clients successfully manage investment funds by taking the time to learn their needs and carefully creating individualized plans tailored to their risk, reward and liquidity objectives. FTAM provides advisory services for a long list of institutional clients including states and municipalities, Taft-Hartley plans, pension and profit sharing plans and foundations and endowments.

Fifth Third’s retail brokerage business encompasses over 2,400 full-time licensed securities representatives deployed throughout the affiliate network. Our brokerage sales force is focused on working closely with banking center personnel to deepen customer relationships and meet all of the financial services needs of our retail customers. Fifth Third’s experienced team of financial advisors offers customers sound advice to achieve well-diversified portfolios that remain aligned with long-term financial goals.

Fifth Third’s private client group creates individualized, comprehensive solutions to assist our customers in achieving financial success including:

•	Wealth Planning

Expert advice concerning life event planning, cash flow and tax efficiency analysis, benefit and stock option optimization, wealth transfer, business succession and tax and estate planning strategies.

•	Investment Services

Investment strategies constructed around specific objectives offering choices between managed portfolios and self-directed brokerage services available through Fifth Third Securities.

•	Trust Services

Dedicated to servicing wealth across generations with trust strategies that help preserve wealth and provide for efficient transfer to heirs or charitable institutions.

•	Private Banking Comprehensive services designed to meet

traditional and specialized banking needs, including personal checking and cash management, mortgage loans, lines of credit and other customized solutions.

•	Wealth Protection

Specialized tools and techniques to safeguard wealth, including customized hedging and diversification strategies, as well as tailored insurance strategies for wealth creation, preservation and business planning.

Investment advisory revenues were essentially unchanged in 2005, but ended the year on a positive note with fourth quarter revenues increasing five percent over the prior year. Modest revenue performance in 2005 resulted primarily from declines in brokerage-related revenues.

Fifth Third continues to focus its efforts on improving execution in retail brokerage and growing the institutional money management business by improving penetration and cross-sell of money management products and 401(k) plans into out large middle market commercial customer base. Success in these efforts will help drive growth and diversification of revenues in 2006.

committed to our neighbors & community

focused on community.

The Foundation Office administers grants on behalf of the Fifth Third Foundation and the eight charitable trusts for which the bank serves as trustee. \The primary areas of giving for the Fifth Third Foundation are arts & culture, community development, education and health & human services.

In 2005, the Fifth Third Foundation announced a matching gift of $500,000 to the American Veterans Disabled for Life Memorial, which is to be built near the National Mall in Washington, D.C. in 2010. The gift was the first corporate foundation gift for the Memorial, which will be the first to honor all of America’s disabled veterans.

Fifth Third Community Development Corporation invests in low-income housing, historic tax credit and economic development projects to support community revitalization in neighborhoods throughout the Fifth Third footprint.

Our Community Affairs department identifies lending and real estate opportunities in traditionally underserved markets, such as ethnically diverse, urban and low- to moderate-income census tracts. This group also champions financial literacy by providing homebuyer training, credit counseling and college savings match programs.

United Way Giving

Over the past five years, Fifth Third’s corporate and employee contributions to the United Way have reached $44.2 million. 2005 was a year marked by natural disasters – hurricanes Katrina and Rita changed the landscape of our country and caused an outpouring of generosity from individuals from all walks of life. Fifth Third employees were no different. Many volunteered at disaster collection stations, some held fundraisers, while still others made contributions to organizations such as the United Way and the American Red Cross. In honor of its nearly 22,000 employees, Fifth Third donated $500,000 to the 2005 disaster relief effort.

Fifth Third Bancorp

2005 Annual Report

Financial Contents

Annual Report on Form 10-K	81

Consolidated Ten Year Comparison	89

Directors and Officers	90

Corporate Information	91

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) changes and trends in the securities markets; (7) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (8) difficulties in combining the operations of acquired entities and (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Consolidated Financial Statements, which are a part of this report. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: SELECTED FINANCIAL DATA

For the years ended December 31 ($ in millions, except per share data)	2005	2004	2003	2002	2001
Income Statement Data
Net interest income (a)	$2,996	3,048	2,944	2,738	2,476
Noninterest income	2,500	2,465	2,483	2,183	1,788
Total revenue (a)	5,496	5,513	5,427	4,921	4,264
Provision for loan and lease losses	330	268	399	246	236
Noninterest expense	2,927	2,972	2,551	2,337	2,453
Net income	1,549	1,525	1,665	1,531	1,002

Common Share Data
Earnings per share, basic	$2.79	2.72	2.91	2.64	1.74
Earnings per share, diluted	2.77	2.68	2.87	2.59	1.70
Cash dividends per common share	1.46	1.31	1.13	.98	.83
Book value per share	17.00	16.00	15.29	14.98	13.31
Dividend payout ratio, as originally reported	52.7%	48.9	39.4	37.8	48.8

Financial Ratios
Return on average assets	1.50%	1.61	1.90	2.04	1.42
Return on average equity	16.6	17.2	19.0	18.4	13.6
Average equity as a percent of average assets	9.06	9.34	10.01	11.08	10.40
Net interest margin (a)	3.23	3.48	3.62	3.96	3.82
Efficiency (a)	53.2	53.9	47.0	47.5	57.5

Credit Quality
Net losses charged off	$299	252	312	187	227
Net losses charged off as a percent of average loans and leases	.45%	.45	.63	.43	.54
Allowance for loan and lease losses as a percent of loans and leases (b)	1.06	1.19	1.33	1.49	1.50
Allowance for credit losses as a percent of loans and leases (b)	1.16	1.31	1.47	1.49	1.50
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.52	.51	.61	.59	.57
Underperforming assets as a percent of loans, leases and other assets, including other real estate owned	.74	.74	.89	.95	.96

Average Balances
Loans and leases, including held for sale	$67,737	57,042	52,414	45,539	44,888
Total securities and other short-term investments	24,999	30,597	28,947	23,585	19,938
Total assets	102,876	94,896	87,481	75,037	70,683
Transaction deposits	47,929	43,175	40,370	35,819	26,363
Core deposits	56,420	49,383	46,796	44,674	39,836
Interest-bearing deposits	50,520	43,908	44,008	39,976	38,255
Short-term borrowings	9,511	13,539	12,373	7,191	8,799
Long-term debt	16,384	13,323	8,747	7,640	6,301
Shareholders’ equity	9,317	8,860	8,754	8,317	7,348

Regulatory Capital Ratios
Tier I capital	8.38%	10.31	11.11	11.84	12.49
Total risk-based capital	10.45	12.31	13.56	13.65	14.55
Tier I leverage	8.08	8.89	9.23	9.84	10.64

(a)	Amounts presented on a fully taxable equivalent basis (“FTE”).

(b)	At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments has been reclassified to conform to the current year presentation. The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.

TABLE 2: QUARTERLY INFORMATION (unaudited)

	2005				2004
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$735	745	758	759	752	766	771	759
Provision for loan and lease losses	134	69	60	67	65	26	90	87
Noninterest income	636	622	635	607	479	611	749	626
Noninterest expense	763	732	728	705	935	648	742	648
Net income	332	395	417	405	176	471	448	430
Earnings per share, basic	.60	.71	.75	.73	.31	.84	.80	.76
Earnings per share, diluted	.60	.71	.75	.72	.31	.83	.79	.75

22    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This overview of management’s discussion and analysis highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, risk factors and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Bancorp’s financial condition and results of operations.

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. The Bancorp has $105.2 billion in assets and operates 19 affiliates with 1,119 full-service Banking Centers and 2,024 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The financial strength of the Bancorp’s largest banks, Fifth Third Bank and Fifth Third Bank (Michigan), continues to be recognized by rating agencies with deposit ratings of AA- and Aa1 from Standard & Poor’s and Moody’s, respectively. Additionally, the Bancorp is recognized by Moody’s with a senior debt rating of Aa2. The Bancorp operates four main businesses: Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions (“FTPS”).

Fifth Third believes that banking is first and foremost a relationship business where the strength of the competition and challenges for growth can vary in every market. Our affiliate operating model provides a competitive advantage by keeping the decisions close to the customer and by emphasizing individual relationships. Through our affiliate operating model, individual managers, from the banking center to the executive level, are given the opportunity to tailor financial solutions for their customers.

The Bancorp’s revenues are fairly evenly dependent on net interest income and noninterest income. During 2005, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 54% and 46% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the continuation of the strong financial performance and capital strength of the Bancorp.

Net interest income, which continues to be the Bancorp’s largest revenue source, is the difference between interest income earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes in net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks.

The Bancorp is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by loan defaults and inadequate collateral, among other factors.

Noninterest income is derived primarily from electronic funds transfer (“EFT”) and merchant transaction processing fees, fiduciary and investment management fees, banking fees and service charges and mortgage banking revenue.

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this measure to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Fiscal 2005 was a challenging year. The continued flattening of the yield curve, reduction in contribution from the largely fixed-rate securities portfolio, increased operating costs largely related to sales force additions, technology and de-novo investments and elevated charge-off experience in the fourth quarter contributed to nominal earnings per share growth and flat revenue performance for the year. The Bancorp did, however, continue to experience strong loan growth as well as a rebound in deposit growth trends following the implementation of the new deposit pricing strategy in the second half of 2005. Although net interest income will continue to be negatively impacted in 2006 by the overall contribution from and continued reductions in the securities portfolio, the benefits from the recent investments in the banking center distribution network, sales force expansion and technology infrastructure should drive improved financial trends in 2006.

The Bancorp completed its acquisition of First National Bankshares of Florida, Inc. (“First National”), a bank holding company with $5.6 billion in assets located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers, on January 1, 2005. The Bancorp completed its conversion activity associated with the First National acquisition in the first quarter of 2005. As of December 31, 2005, the Bancorp’s Florida affiliates have 86 full-service locations, of which 74 were acquired as part of the First National acquisition.

The Bancorp’s net income was $1.55 billion in 2005, a two percent increase compared to $1.53 billion in 2004. Earnings per diluted share were $2.77 in 2005, a three percent increase from $2.68 in 2004. The Bancorp’s dividend in 2005 increased to $1.46 per common share from $1.31, an increase of 11%.

Net interest income (FTE) decreased two percent compared to 2004. The net interest margin decreased from 3.48% in 2004 to 3.23% in 2005 largely due to the rise in short-term interest rates, the impact of the primarily fixed-rate securities portfolio and mix shifts within the core deposit base. Noninterest income was flat, predominantly due to the $157 million pre-tax gain recognized in 2004 on the sales of certain third-party sourced merchant processing contracts. Excluding the impact of the pre-tax gain, noninterest income increased eight percent largely due to an 18% increase in electronic payment processing revenue. Excluding the impact of 2004 debt retirement charges, noninterest expense increased 11% compared to last year, primarily due to increases in marketing, information technology, volume-related bankcard costs and the significant investments in the sales force and retail distribution network. Compared to 2004, average sales personnel increased by approximately 1,400 and 63 new banking centers have opened, excluding relocations, as well as the 70 net new Florida banking centers as a result of the acquisition of First National.

Credit quality metrics deteriorated during the fourth quarter of 2005 with full-year net charge-offs increasing 19% over 2004 as a result of certain commercial airline bankruptcies and an increase in consumer bankruptcies declared prior to the recently enacted reform legislation. Despite a ratio of .67% in the fourth quarter of 2005, net charge-offs as a percent of average loans and leases remained at .45% in 2005. Nonperforming assets as a percent of loans and leases were .52% at December 31, 2005 compared to .51% at December 31, 2004.

Fifth Third Bancorp    23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of December 31, 2005, the Tier I capital ratio was 8.38% and the Total risk-based capital ratio was 10.45%. The Bancorp’s capital strength and financial stability have enabled the Bancorp to maintain a Moody’s credit rating that is equaled or surpassed by only four other U.S. bank holding companies.

The Bancorp continues to invest in the geographic areas that offer the best growth prospects, as it believes this is the most cost efficient method of expansion within its largest affiliate markets. The Bancorp opened 63 new banking centers during 2005, excluding relocations, with a net increase of 34, excluding acquisitions. The Bancorp plans to continue adding banking centers in key markets during 2006 with a planned addition of approximately 50 net new locations during the year.

RECENT ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Effective January 1, 2004, the Bancorp adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. As a result, financial information for all periods prior to 2004 has been restated to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards granted to employees after January 1, 1995. Stock-based compensation expense is included in salaries, wages and incentives expense in the Consolidated Statements of Income.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. As the Bancorp has previously adopted the fair value recognition provisions of SFAS No. 123 and the retroactive restatement method described in SFAS No. 148, the adoption of this Statement will not have a material impact on the Bancorp’s Consolidated Financial Statements.

See Note 1 of the Notes to the Consolidated Financial Statements for discussion of certain proposal stage accounting literature developments.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan and Lease Losses

The Bancorp maintains an allowance to absorb probable loan and lease losses inherent in the portfolio. The allowance is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan and lease losses are based on the Bancorp’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of the allowance, the Bancorp estimates losses using a range derived from “base” and “conservative” estimates. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default analyses are not separated in the ten grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk.

Homogenous loans and leases, such as consumer installment, residential mortgage and automobile leases are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Loans acquired by the Bancorp through a purchase business combination are evaluated for possible credit impairment. Reduction to the carrying value of the acquired loans as a result of credit impairment is recorded as an adjustment to goodwill. The Bancorp does not carry over the acquired company’s allowance for loan and lease losses nor does the Bancorp add to its existing allowance for the acquired loans as part of purchase accounting.

24    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp’s determination of the allowance for commercial loans is sensitive to the credit risk ratings it assigns to these loans. In the event that 10% of commercial loans in each risk category experienced downgrades of one risk category, the allowance for commercial loans would have increased by approximately $69 million at December 31, 2005. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates increased by 10%, the allowance for residential and retail loans would have increased by approximately $23 million at December 31, 2005. Because several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk rating and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Bancorp, management believes the risk ratings and inherent loss rates currently assigned are appropriate.

The Bancorp’s primary market areas for lending are Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Bancorp’s customers.

In the current year, the Bancorp has not substantively changed any aspect to its overall approach in the determination of allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. Based on the procedures discussed above, the Bancorp is of the opinion that the allowance of $744 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at December 31, 2005.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and credit grade migration. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense.

Taxes

The Bancorp estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Bancorp conducts business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year. The estimated income tax expense is recorded in the Consolidated Statements of Income.

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheet. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized subject to management judgment that realization is more likely than not.

Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As described in greater detail in Note 13 of the Notes to the Consolidated Financial Statements, the Internal Revenue Service is currently challenging the Bancorp’s tax treatment of certain leasing transactions. For additional information, see Note 22 of the Notes to the Consolidated Financial Statements.

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often retains servicing rights. Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life of the loan, the discount rate, the weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds.

The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on the financial asset type and interest rates. In addition, the Bancorp obtains an independent third-party valuation of mortgage servicing rights (“MSR”) on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

The change in the fair value of MSRs at December 31, 2005, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $19 million and $38 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $21 million and $43 million, respectively. The change in the fair value of the MSR portfolio at December 31, 2005, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $16 million and $31 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $17 million and $36 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

Fifth Third Bancorp    25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

General economic conditions, either national or in the states within Fifth Third’s footprint, are less favorable than expected.

The Bancorp is affected by general economic conditions in the United States and, in particular, the states within its footprint, which covers much of the Midwest and Florida. An economic downturn within the Bancorp’s footprint or the nation as a whole could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

The revenues of FTPS are dependent on the transaction volume generated by its merchant and financial institution customers, which is largely dependent on consumer and corporate spending. If consumer confidence suffers and retail sales decline, FTPS will be negatively impacted. Similarly, if an economic downturn results in a decrease in the overall volume of corporate transactions, FTPS will be negatively impacted. FTPS is also impacted by the financial stability of its merchant customers. FTPS assumes certain contingent liabilities related to the processing of Visa® and MasterCard® merchant card transactions. These liabilities typically arise from billing disputes between the merchant and the cardholder that are ultimately resolved in favor of the cardholder. These transactions are charged back to the merchant and disputed amounts are returned to the cardholder. If FTPS is unable to collect these amounts from the merchant, it will bear the loss.

The fee revenue of Investment Advisors is largely dependent on the fair market value of assets under care and trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in a correlation. When general economic conditions deteriorate, consumer and corporate confidence in securities markets erodes, and Investment Advisors’ revenues are negatively impacted as asset values and trading volumes decrease. Neutral economic conditions can also negatively impact revenue when stagnant securities markets fail to attract investors.

If Fifth Third does not adjust to rapid changes in the financial services industry, its financial performance may suffer.

The Bancorp’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services offerings to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, the Bancorp’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors, specialty finance and insurance companies who seek to offer one-stop financial services that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact Fifth Third or the businesses in which Fifth Third is engaged.

The Bancorp is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Bancorp or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against the Bancorp could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect the Bancorp and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Bancorp and its shareholders.

Fifth Third is exposed to operational risk.

Similar to any large corporation, the Bancorp is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

Negative public opinion can result from the Bancorp’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Bancorp’s ability to attract and keep customers and can expose it to litigation and regulatory action.

Given the volume of transactions at the Bancorp, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Bancorp’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Bancorp may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Bancorp is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Bancorp) and to the risk that the Bancorp’s (or its vendors’) business continuity and data security systems prove to be inadequate.

Changes in interest rates could affect Fifth Third’s income and cash flows.

The Bancorp’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Bancorp’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Bancorp does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect the Bancorp and its shareholders.

Changes and trends in the capital markets may affect Fifth Third’s income and cash flows.

The Bancorp enters into and maintains trading and investment positions in capital markets on its own behalf and on behalf of its customers. These positions also include derivative financial instruments. The revenues and profits the Bancorp derives from its trading and investment positions are dependent on market prices. If it does not correctly anticipate market changes and trends, the Bancorp may experience investment or trading losses

26    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

that may materially affect the Bancorp and its shareholders. Losses on behalf of its customers could expose the Bancorp to credit risks or could lead to the loss of revenue from those customers. Additionally, substantial losses in the Bancorp’s trading and investment positions could lead to a loss of relative liquidity with respect to those positions and may adversely affect cash flows and funding costs.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Bancorp’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, the Bancorp could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

The preparation of Fifth Third’s financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Two of the Bancorp’s most critical estimates are the level of the allowance for credit losses and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, the Bancorp cannot provide absolute assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, nor that it will not recognize a significant provision for impairment of its mortgage servicing rights. For more information on the sensitivity of these estimates, refer to the Critical Accounting Policies section.

Fifth Third’s stock price is volatile.

The Bancorp’s stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Actual or anticipated variations in earnings

•	Changes in analysts’ recommendations or projections

•	The Bancorp’s announcements of developments related to its businesses

•	Operating and stock performance of other companies deemed to be peers

•	New technology used or services offered by traditional and non-traditional competitors

•	News reports of trends, concerns and other issues related to the financial services industry

The Bancorp’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to the Bancorp’s performance. General market price declines or market volatility in the future could adversely affect the price of its common stock, and the current market price may not be indicative of future market prices.

Any future acquisitions will dilute current shareholders’ ownership of Fifth Third and may cause Fifth Third to become more susceptible to adverse economic events.

Future business acquisitions could be material to the Bancorp and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interest. Acquisitions also could require the Bancorp to use substantial cash or other liquid assets or to incur debt. In those events, it could become more susceptible to economic downturns and competitive pressures.

Difficulties in combining the operations of acquired entities with Fifth Third’s own operations may prevent Fifth Third from achieving the expected benefits from its acquisitions.

The Bancorp may not be able to achieve fully the strategic objectives and operating efficiencies in an acquisition. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which the Bancorp and its potential acquisition targets operate are highly competitive. The Bancorp may lose customers or the customers of acquired entities as a result of an acquisition. Fifth Third also may lose key personnel, either from the acquired entity or from itself, as a result of an acquisition. These factors could contribute to Fifth Third not achieving the expected benefits from its acquisitions within desired time frames, if at all.

Fifth Third Bancorp    27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

The relative performance of lending and deposit-raising functions is frequently measured by two statistics – net interest margin and net interest rate spread. Net interest margin is determined by dividing net interest income (FTE) by average interest-earning assets. Net interest rate spread is the difference between the average rate (FTE) earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is greater than the net interest rate spread due to the interest income earned on those assets funded by noninterest-bearing liabilities, or free funding, such as demand deposits and shareholders’ equity.

Table 4 presents the components of net interest income in addition to net interest margin and net interest spread for the three years ended December 31, 2005, 2004 and 2003. Nonaccrual loans and leases and loans held for sale have been included in the average loans and leases balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 5 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

The continued flattening of the yield curve resulted in a challenging environment for financial institutions in 2005. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 287 basis points (“bp”) in 2004 to 107 bp in 2005. At December 31, 2005, this interest rate spread declined to 31 bp. This significant decline illustrates the relative pressure between shorter-term and longer-term funding costs and general security portfolio reinvestment opportunities.

Net interest income (FTE) decreased two percent compared to 2004 as a result of net interest margin contracting 25 bp. The decline in net interest margin occurred despite a six percent increase in average interest-earning assets and a 13% increase in average demand deposits. In terms of mix between volume and yield, net interest income (FTE) decreased seven percent due to the impact of changes in interest rates. The decline in net interest margin largely resulted from the decrease in net interest rate spread attributable to the increased cost of deposits and wholesale funding, the impact of the primarily fixed-rate securities portfolio, the change in mix within the core deposit base and the additional non-core deposit funding resulting from common stock repurchase activity. Net interest rate spread declined 41 bp from 3.17% in 2004 to 2.76% in 2005.

The growth in average loans and leases of $10.7 billion over 2004 outpaced the $7.0 billion growth in core deposits in 2005. The $3.7 billion funding shortfall was more than offset through the $5.6 billion reduction in the average available-for-sale securities portfolio, as the Bancorp continues to reduce its reliance on wholesale funding. For the year, wholesale funding and long-term debt represented 44% of interest-bearing liabilities, down from 48% in 2004. The average securities portfolio represented 27% of interest-earning assets in 2005, down from 35% in the prior year. On an amortized cost basis, the average balance of the available-for-sale securities portfolio decreased 19% from 2004 to $24.4 billion as a result of the balance sheet initiative undertaken in the fourth quarter of 2004 and the 2005 run-off of the securities portfolio in order to fund loan growth in excess of core deposit growth. In 2006, the Bancorp will continue to use cash flows from its available-for-sale securities portfolio to fund its loan and lease growth, as it believes the loan portfolio provides the best reinvestment opportunity.

During 2005, the Bancorp began a strategic shift in its deposit pricing as it moved away from promotional rates towards highly competitive daily rates. As part of this strategy, the Bancorp aggressively increased deposit rates, including focusing on the relative pricing between the more and less liquid deposit products, and directed customers into the right products given their liquidity needs. In 2005, the average rate paid on interest-bearing core deposits increased 93 bp compared to a 186 bp increase in the average federal funds rate, whereas in 2004, the average rate paid on interest-bearing deposits decreased 15 bp compared to a 22 bp increase in the average federal funds rate. The combined results of these actions have been a 45% increase in net new account additions compared to 2004 and a migration of interest checking balances into money market and savings accounts.

In 2005, the cost of interest-bearing core deposits was 2.10%, up from 1.17% in 2004. Despite more aggressive increases in deposit rates during 2005 compared to 2004, the relative cost advantage of interest-bearing core deposits compared to non-core deposit funding increased by 45 bp to 126 bp in 2005. Within interest-bearing core deposits, the money market and other time deposit balances combined to represent 32% of the total in 2005 compared to 26% in 2004. Money market and other time deposit balances generally receive a higher rate of interest than interest checking and savings balances. In 2005, the combined rate paid on money market and other time deposit balances was 2.95% compared to the combined rate of 1.70% on interest checking and savings balances.

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2005	2004	2003	2002	2001
Interest income (FTE)	$5,026	4,150	4,030	4,168	4,754
Interest expense	2,030	1,102	1,086	1,430	2,278

Net interest income (FTE)	2,996	3,048	2,944	2,738	2,476
Provision for loan and lease losses	330	268	399	246	236

Net interest income after provision for loan and lease losses (FTE)	2,666	2,780	2,545	2,492	2,240
Noninterest income	2,500	2,465	2,483	2,183	1,788
Noninterest expense	2,927	2,972	2,551	2,337	2,453

Income from continuing operations before income taxes, minority interest and cumulative effect (FTE)	2,239	2,273	2,477	2,338	1,575
Fully taxable equivalent adjustment	31	36	39	39	45
Applicable income taxes	659	712	786	734	523

Income from continuing operations before minority interest and cumulative effect	1,549	1,525	1,652	1,565	1,007
Minority interest, net of tax	—	—	(20)	(38)	(2)

Income from continuing operations before cumulative effect	1,549	1,525	1,632	1,527	1,005
Income from discontinued operations, net of tax	—	—	44	4	4

Income before cumulative effect	1,549	1,525	1,676	1,531	1,009
Cumulative effect of change in accounting principle, net of tax	—	—	(11)	—	(7)

Net income	$1,549	1,525	1,665	1,531	1,002

Earnings per share, basic	$2.79	2.72	2.91	2.64	1.74
Earnings per share, diluted	2.77	2.68	2.87	2.59	1.70
Cash dividends declared per common share	1.46	1.31	1.13	.98	.83

28    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 4: CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME (FTE)

For the years ended December 31	2005			2004			2003
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate
Assets
Interest-earning assets:
Loans and leases	$67,737	$3,930	5.80%	$57,042	$2,860	5.01%	$52,414	$2,724	5.20%
Securities:
Taxable	24,017	1,032	4.30	29,365	1,217	4.15	27,584	1,226	4.45
Exempt from income taxes	789	58	7.39	917	68	7.44	1,056	77	7.26
Other short-term investments	193	6	2.89	315	5	1.48	307	3.97

Total interest-earning assets	92,736	5,026	5.42	87,639	4,150	4.73	81,361	4,030	4.95
Cash and due from banks	2,758			2,216			1,600
Other assets	8,102			5,763			5,250
Allowance for loan and lease losses	(720)			(722)			(730)

Total assets	$102,876			$94,896			$87,481

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest checking	$18,884	$314	1.66%	$19,434	$174.89%		$18,679	$189	1.01%
Savings	10,007	176	1.76	7,941	58.72		8,020	64.79
Money market	5,170	140	2.71	3,473	39	1.12	3,189	32	1.01
Other time deposits	8,491	263	3.09	6,208	162	2.62	6,426	196	3.04
Certificates - $100,000 and over	4,001	129	3.22	2,403	48	1.99	3,832	63	1.65
Foreign office deposits	3,967	126	3.17	4,449	58	1.31	3,862	44	1.13
Federal funds purchased	4,225	138	3.26	5,896	77	1.30	7,001	80	1.14
Short-term bank notes	248	6	2.60	1,003	15	1.46	22	—	1.06
Other short-term borrowings	5,038	138	2.74	6,640	78	1.14	5,350	55	1.03
Long-term debt	16,384	600	3.66	13,323	393	2.95	8,747	363	4.15

Total interest-bearing liabilities	76,415	2,030	2.66	70,770	1,102	1.56	65,128	1,086	1.67
Demand deposits	13,868			12,327			10,482
Other liabilities	3,276			2,939			2,883

Total liabilities	93,559			86,036			78,493
Minority interest	—			—			234
Shareholders’ equity	9,317			8,860			8,754

Total liabilities and shareholders’ equity	$102,876			$94,896			$87,481

Net interest income margin		$2,996	3.23%		$3,048	3.48%		$2,944	3.62%
Net interest rate spread			2.76			3.17			3.28
Interest-bearing liabilities to interest-earning assets			82.40			80.75			80.05

The benefit of noninterest-bearing funding increased to 47 bp in 2005 from 31 bp in the prior year due to a $1.5 billion increase in average demand deposits and higher short-term interest rates. The growth in noninterest-bearing funding is a critical component to the future growth in net interest income.

Interest income (FTE) from loans and leases increased $1.1 billion, or 37%, compared to 2004. The increase in average loans and leases in 2005 included growth in commercial loans of $6.8 billion, or 23%. The yield on commercial loans was 5.90% in 2005, an increase of 103 bp from 2004. Average consumer loans increased by $3.9 billion, or 14%, compared to 2004. The yield on consumer loans was 5.69% in 2005, an increase of 52 bp from 2004.

The interest income (FTE) from investment securities and other short-term investments decreased $194 million, or 15%, in 2005 compared to 2004 due to the previously discussed reduction of the investment securities portfolio. The average yield on taxable securities increased by only 15 bp compared to 2004 largely due to

TABLE 5: CHANGES IN NET INTEREST INCOME (FTE) ATTRIBUTED TO VOLUME AND YIELD/RATE (a)

For the years ended December 31	2005 Compared to 2004			2004 Compared to 2003
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Increase (decrease) in interest income:
Loans and leases	$582	488	1,070	235	(99)	136
Securities:
Taxable	(228)	43	(185)	76	(85)	(9)
Exempt from income taxes	(10)	—	(10)	(10)	1	(9)
Other short-term investments	(2)	3	1	—	2	2

Total change in interest income	342	534	876	301	(181)	120

Increase (decrease) in interest expense:
Interest checking	(5)	145	140	8	(23)	(15)
Savings	18	100	118	(1)	(5)	(6)
Money market	26	75	101	3	4	7
Other time deposits	68	33	101	(7)	(27)	(34)
Certificates - $100,000 and over	42	39	81	(26)	11	(15)
Foreign office deposits	(7)	75	68	7	7	14
Federal funds purchased	(27)	88	61	(13)	10	(3)
Short-term bank notes	(9)	—	(9)	15	—	15
Other short-term borrowings	(23)	83	60	15	8	23
Long-term debt	103	104	207	154	(124)	30

Total change in interest expense	186	742	928	155	(139)	16

Total change in net interest income	$156	(208)	(52)	146	(42)	104

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute amount of change in volume or yield/rate.

Fifth Third Bancorp    29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the impact of the fixed-rate securities within the portfolio and the relative stability of longer-term interest rates throughout 2005 and as compared to 2004.

The interest paid on interest-bearing core deposits increased $460 million, or 106%, in 2005 compared to 2004 as a result of a 93 bp increase in cost and a $5.5 billion increase in average balance. The interest paid on long-term debt increased $204 million, or 52%, in 2005 due to a 69 bp increase in the cost of long-term debt and an increase in the average long-term debt outstanding. Average long-term debt increased $3.1 billion in 2005 to reduce the short-term wholesale funding position of the Bancorp. Average short-term wholesale funding declined $2.9 billion, or 14%, compared to 2004. The interest expense associated with wholesale funding increased $264 million, or 96%, due to rising short-term interest rates throughout 2005.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on factors discussed in the Critical Accounting Policies section. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Bancorp. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current charge-offs less recoveries in the current period on previously charged off assets.

The provision for loan and lease losses was $330 million in 2005 compared to $268 million in 2004. The $62 million increase from the prior year is due to the increase in net-charge-offs, which increased from $252 million in 2004 to $299 million in 2005, as well as 17% portfolio loan growth. The increase in net charge-offs was primarily due to $27 million in losses to bankrupt commercial airline carriers and a $15 million increase in consumer loan and lease losses associated with increased personal bankruptcies declared prior to the recently enacted reform legislation. Net charge-offs as a percent of average loans and leases was .45% for the years ended December 31, 2005 and 2004.

Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of its loan and leases and the allowance for loan and lease losses.

Noninterest Income

Overall noninterest income was flat relative to 2004 due to the impact of the 2004 gain on the sales of certain third-party sourced merchant processing contracts and the decline in operating lease revenue. Excluding the impact of these items, noninterest income increased $375 million, or 18%, over 2004 (comparison being provided to supplement an understanding of the fundamental revenue trends). On this basis, nine of the Bancorp’s affiliate markets experienced high single digit or better percentage growth in noninterest revenue.

Electronic payment processing revenue increased $113 million, or 18%, in 2005 as FTPS realized growth across nearly all of its product lines. Revenue comparisons are impacted by the 2004 sales of certain third-party sourced merchant processing contracts. Exclusive of the impact of these transactions, electronic payment processing revenue increased 23% (comparison being provided to supplement an understanding of the fundamental revenue trends). The Bancorp continues to realize strong sales momentum from the addition of new customer relationships in both its merchant services and EFT businesses. Merchant processing revenue increased $46 million, or 15%, attributable to the addition of new customers and resulting increases in merchant transaction volumes, as well as an increase in transaction volume growth on the existing customer base. Excluding the impact of the revenue lost as a result of the 2004 sales of certain third-party sourced merchant processing contracts, merchant processing revenue increased 27% (comparison being provided to supplement an understanding of the fundamental revenue trends). Compared to 2004, EFT revenues, including debit and credit card interchange, increased $67 million, or 21%, in 2005. The Bancorp now handles electronic processing for over 127,000 merchant locations and 1,500 financial institutions.

Service charges on deposits increased $7 million over 2004 primarily due to sales success in corporate treasury management products and retail deposit accounts and modest retail pricing changes. Commercial deposit revenues were flat compared to last

TABLE 6: NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2005	2004	2003	2002	2001
Electronic payment processing revenue	$735	622	575	512	347
Service charges on deposits	522	515	485	431	367
Mortgage banking net revenue	174	178	302	188	63
Investment advisory revenue	355	360	332	325	298
Other noninterest income	620	671	581	580	542
Operating lease revenue	55	156	124	—	—
Securities gains (losses), net	39	(37)	81	114	28
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	—	3	33	143

Total noninterest income	$2,500	2,465	2,483	2,183	1,788

TABLE 7: COMPONENTS OF MORTGAGE BANKING NET REVENUE
For the years ended December 31 ($ in millions)	2005	2004	2003	2002	2001
Total mortgage banking fees and loan sales	$238	219	466	386	354
Net (losses) gains and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments	(24)	(9)	14	98	20
Net valuation adjustments and amortization on mortgage servicing rights	(40)	(32)	(178)	(296)	(311)

Mortgage banking net revenue	$174	178	302	188	63

TABLE 8: COMPONENTS OF OTHER NONINTEREST INCOME
For the years ended December 31 ($ in millions)	2005	2004	2003	2002	2001
Cardholder fees	$59	48	59	51	50
Consumer loan and lease fees	50	57	65	70	59
Commercial banking revenue	213	174	178	157	125
Bank owned life insurance income	91	61	62	62	52
Insurance income	31	31	28	55	49
Gain on sale of branches	—	—	—	7	43
Gain on sale of property and casualty insurance product lines	—	—	—	26	—
Gain on sales of third-party sourced merchant processing contracts	—	157	—	—	—
Other	176	143	189	152	164

Total other noninterest income	$620	671	581	580	542

30    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year due to a 77% increase in earnings credits on compensating balances as a result of higher short-term interest rates. The overall growth in commercial account relationships offset the negative impact to deposit service charges realized from the increased earnings credits provided to customers. Retail deposit revenues increased three percent due to growth in net new consumer deposit account production. Growth in the number of retail checking account relationships and in deposit balances remains a key focus for the Bancorp for the upcoming year.

Mortgage banking net revenue decreased to $174 million in 2005 from $178 million in 2004. The components of mortgage banking net revenue are shown in Table 7. Mortgage originations increased to $9.9 billion in 2005 compared to $8.4 billion in 2004, resulting in an increase in core mortgage banking fees of $19 million, or nine percent. The general decrease in prepayment speeds in 2005 led to the recovery of $33 million in temporary impairment on the MSR portfolio, following a recovery of $60 million in 2004. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Contributing to the decrease in mortgage revenue, the Bancorp recognized a net loss of $23 million in 2005 compared to a loss of $10 million in 2004 related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. During 2005, the Bancorp primarily used principal only swaps, interest rate swaps and swaptions to hedge the economic risk of the MSR portfolio as they were deemed to be the best available instruments for several reasons. Principal only swaps hedge the mortgage-LIBOR spread because they appreciate in value as a result of tightening spreads. They also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. As of December 31, 2005 and 2004, the Bancorp held a combination of free-standing derivatives, including principal only swaps, swaptions and interest rate swaps with a net negative fair value of $6 million and a net positive fair value of $4 million, respectively, on outstanding notional amounts of $1.5 billion and $1.9 billion, respectively. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp began to acquire various securities (primarily principal only strips) during 2005 as an addition to its non-qualifying hedging strategy. Principal only strips increase in value as prepayments speeds increase, thus providing an economic hedge for the MSR portfolio. As of December 31, 2005, the Bancorp’s available-for-sale securities portfolio included $197 million of securities related to the non-qualifying hedging strategy.

The Bancorp believes the 2005 level of mortgage banking contribution to be sustainable with future growth in line with growth in originations.

The Bancorp’s total residential mortgage loans serviced at the end of 2005 and 2004 was $34.0 billion and $30.6 billion, respectively, with $25.7 billion and $23.0 billion, respectively, of residential mortgage loans serviced for others.

Investment advisory revenues were slightly down in 2005 compared to 2004 with increases in mutual fund revenues offset by decreases in retail brokerage, private client and retirement planning services. The Bancorp continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Bancorp is one of the largest money managers in the Midwest and as of December 31, 2005 had over $196 billion in assets under care, $33 billion in assets under management and $12 billion in its proprietary Fifth Third Funds.*

Operating lease revenue declined $101 million from 2004 to $55 million. Operating lease revenues consist of commercial operating lease revenues that increased 49% and consumer operating lease revenues that decreased $103 million to $48 million. Consumer revenues are the result of the consolidation of an SPE in 2003 that was formed for the sole purpose of the sale and subsequent leaseback of leased autos. The consolidation was the result of the Bancorp’s early adoption of FASB Interpretation No. 46 (“FIN 46”). Declines in operating lease revenues will continue in 2006, however to a lesser extent than 2005, as automobile leases continue to mature and are offset by originations of commercial operating leases.

The major components of other noninterest income for each of the last five years are shown in Table 8. Other noninterest income declined eight percent compared to last year as the 2004 results included the pretax gain of approximately $157 million on the sale of certain third-party sourced merchant processing contracts. Excluding the impact of the gain, other noninterest income increased 20% (comparisons being provided to supplement an understanding of the fundamental revenue trends). The commercial banking revenue component of other noninterest income grew 22% to $213 million led by growth in international revenue, which includes foreign currency services and letter of credit fee revenue, and syndication fees. Compared to 2004, total international revenue increased 15% to $120 million and syndication fees increased 49% to $69 million. Bank owned life insurance (“BOLI”) income increased 48% to $91 million as a result of the increase in the Bancorp’s BOLI investment. The growth in the other component of other noninterest income was primarily due to a $24 million increase in customer interest rate derivative revenue.

Noninterest Expense

During 2005, the Bancorp has continued its investment in the expansion of the retail distribution network, growth in the sales force and in the information technology infrastructure. Operating expense levels are often measured using the efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income), which was 53.2% and 53.9% for 2005 and 2004, respectively. The Bancorp has continued to focus on efficiency initiatives as part of its core emphasis on operating leverage and views its recent investments, including in the information technology infrastructure, as its platform for future growth and increasing expense efficiency.

Total noninterest expense decreased two percent in 2005 compared to 2004. Comparison to the prior year is impacted by a $247 million charge related to the early retirement of approximately $2.8 billion of long-term debt in the fourth quarter of 2004 and a $78 million charge related to the early retirement of approximately $1 billion of Federal Home Loan Bank (“FHLB”) advances in the second quarter of 2004. Exclusive of the impact of the debt termination charges, total noninterest expense increased by $280 million, or 11%, over 2004 due to increases in marketing, information technology, volume-related bankcard costs and the significant investments in the sales force and retail distribution network. Of the $280 million increase, 86% occurred in the

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

Fifth Third Bancorp    31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 9: NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2005	2004	2003	2002	2001
Salaries, wages and incentives	$1,133	1,018	1,031	1,029	959
Employee benefits	283	261	240	201	148
Equipment expense	105	84	82	79	91
Net occupancy expense	221	185	159	142	146
Operating lease expense	40	114	94	—	—
Merger-related charges	—	—	—	—	349
Other noninterest expense	1,145	1,310	945	886	760

Total noninterest expense	$2,927	2,972	2,551	2,337	2,453

TABLE 10: COMPONENTS OF OTHER NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2005	2004	2003	2002	2001
Marketing and communications	$126	99	99	96	102
Postal and courier	50	49	49	48	50
Bankcard	271	224	197	170	117
Intangible and goodwill amortization	46	29	40	37	71
Franchise and other taxes	37	32	33	30	18
Loan and lease	89	82	106	91	62
Printing and supplies	35	33	35	37	40
Travel	54	41	35	38	34
Information technology and operations	114	87	76	54	56
Debt termination	—	325	20	—	1
Other	323	309	255	285	209

Total other noninterest expense	$1,145	1,310	945	886	760

Florida, Chicago, Detroit and Tennessee markets, as the Bancorp has focused investments in the markets with the greatest growth opportunities.

Salaries, wages and incentives increased 11% in 2005 compared to 2004 due to sales force expansion and the addition of First National employees. Compared to 2004, average sales personnel increased by 1,400. As of December 31, 2005, the Bancorp employed 22,901 employees, of which 5,741 were officers and 2,820 were part-time employees. Full time equivalent employees totaled 21,681 as of December 31, 2005 compared to 19,659 as of December 31, 2004.

Net periodic pension costs, included in employee benefits expense on the Bancorp’s Consolidated Statements of Income, declined to $14 million in 2005 compared to $16 million in 2004 primarily due to lower interest and settlement costs. The Bancorp’s pension expense is based upon specific actuarial assumptions, including the expected long-term rate of return on plan assets and the discount rate. At the beginning of 2005, the expected long-term rate of return was 8.00% and the discount rate was 5.85%. Lowering both the expected rate of return on plan assets and the discount rate by 0.25% would have increased the 2005 pension expense by approximately $1 million. See Note 23 of the Notes to the Consolidated Financial Statements for further discussion of the Bancorp’s pension plans.

Net occupancy expenses increased 19% in 2005 over 2004 due to the addition of 63 new banking centers that did not involve the relocation or consolidation of existing facilities, in addition to the 70 net additional banking centers added as a result of the First National acquisition. Operating lease expense declined 65% from 2004. Declines in operating lease expenses will continue in 2006, however to a lesser extent than 2005, as automobile leases continue to mature and are offset by originations of commercial operating leases.

Total other noninterest expense decreased by 13% in 2005 compared to 2004. Excluding the impact of the debt termination charges, total other noninterest expense increased by $160 million, or 16%, from 2004 primarily due to increases in marketing and communications, volume-related bankcard costs and information technology expenses (comparison being provided to supplement an understanding of fundamental expense trends). Marketing and communications increased 27% compared to 2004 primarily due to increased spending on deposit campaign initiatives through direct mailings and media advertising. Bankcard expense increased 21% compared to last year due to an increase in the number of merchant and retail customers as well as continuing organic growth in debit and credit card usage causing a corresponding increase in debit transaction costs and membership fees. Information technology and operations costs increased 31% primarily due to continued investment focused on improving the Bancorp’s customer service capabilities and processes. Information technology investments included, among others, an improved customer relationship management solution that creates a single customer view across the Bancorp’s key operating systems, a new teller automation platform that provides employees with better access to information to improve customer service while eliminating certain manual processes and paper forms and customer service resolution tracking software.

Overall, the Bancorp expects low to mid-single digit percentage growth in expenses in 2006.

TABLE 11: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2005	2004	2003	2002	2001
Income from continuing operations before income taxes, minority interest and cumulative effect	$2,208	2,237	2,438	2,299	1,530
Applicable income taxes	659	712	786	734	523
Effective tax rate	29.9%	31.8	32.3	31.9	34.2

Applicable Income Taxes

The Bancorp’s income from continuing operations before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated are shown in Table 11. Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. In 2005, several factors caused the decrease in the effective tax rate, including the favorable resolution of certain income tax examinations and an increase in investments in a number of tax-favored assets, which resulted in increases in general business tax credits and tax-exempt income. In 2006, the Bancorp expects the effective tax rate to return to a more normalized historical level.

32    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 2004 with 2003

Net income in 2004 decreased to $1.5 billion compared to $1.7 billion in 2003. Diluted earnings per common share were $2.68 compared to $2.87. In 2004, return on average assets was 1.61% and return on average shareholders’ equity was 17.2% versus 1.90% and 19.0%, respectively, in 2003. Earnings in 2004 were negatively impacted by initiatives undertaken to better position the balance sheet for market conditions, including debt termination charges and securities losses totaling $404 million pre-tax ($259 million after-tax). Earnings in 2004 were positively impacted by a $157 million pre-tax ($91 million after-tax) gain resulting from the sale of certain third-party sourced merchant processing contracts.

Net interest income (FTE) was $3.0 billion in 2004 compared to $2.9 billion in 2003. The net interest margin decline to 3.48% in 2004 from 3.62% in 2003 was primarily attributable to the prolonged low interest rate environment in the first half of 2004 and interest-bearing liabilities repricing more quickly than interest-earning assets in response to rising interest rates in the second half of 2004. The decline in net interest margin occurred despite an eight percent increase in average interest-earning assets from 2003 to 2004.

Noninterest income in 2004 was down slightly compared to 2003. Increases in service charges on deposits and electronic payment processing and investment advisory revenues were mitigated by a decrease in mortgage banking net revenue. The decrease in mortgage banking net revenue was a result of the record high level of refinancing activity seen in 2003.

Noninterest expense totaled $3.0 billion in 2004 compared to $2.6 billion in 2003. The increase primarily resulted from the previously discussed debt termination charges in 2004 totaling $325 million. Remaining increases primarily resulted from the expansion of the sales force and investment in additional banking centers.

The provision for loan and lease losses was $268 million in 2004 compared to $399 million in 2003. The decrease in the provision is due to the $60 million decrease in net charge-offs, from $312 million, or .63% of average loans and leases outstanding, in 2003 to $252 million, or .45% in 2004 as well as a decrease in the overall assessed allowance for loan and lease losses resulting from the consideration of historical and anticipated loss rates in the portfolio. The total allowance for loan and lease losses as a percent of total loans and leases was 1.19% at December 31, 2004 compared to 1.33% at December 31, 2003.

BUSINESS SEGMENT REVIEW

The Bancorp operates four main business segments: Commercial Banking, Retail Banking, Investment Advisors and Processing Solutions. Further detailed financial information on each business segment is included in Note 29 of the Notes to the Consolidated Financial Statements. For acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. For the prior periods presented, the income and average assets of First National have been included in the respective segments and are then eliminated in the Acquisitions caption to agree to the prior period’s reported results.

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. Revisions to the Bancorp’s methodologies are applied on a retroactive basis.

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the lines of business from interest rate risk, enabling them to focus on servicing customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration. The Bancorp has not changed the conceptual application of FTP during 2005 or 2004. The net impact of the FTP methodology is included in Other/Eliminations.

The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Net income by business segment is summarized in Table 12.

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

Net income increased $79 million compared to 2004 largely as a result of loan and deposit growth and success in customer interest rate and foreign exchange derivative sales. Average loans and leases included in the commercial banking segment increased 12% over 2004, to $30.0 billion, due to growth in commercial and industrial loans, commercial mortgage loans and construction loans. Average core deposits increased to $14.4 billion in 2005 from $12.3 billion in 2004. The increase in average core deposits and loans and the related net FTP impact led to a $162 million increase in net interest income compared to the same period last year.

Noninterest income increased $85 million compared to 2004 largely due to an increase in customer interest rate derivative sales and international service revenue. Revenue from customer interest rate derivatives sales increased $24 million over 2004 and international service revenue, which includes letters of credit and foreign currency services, increased $16 million. Increases in these categories were partially offset by the impact of increased earnings credits, as a result of higher short-term interest rates, on service charges on deposits.

Noninterest expense increased $107 million in 2005 compared to 2004 as a result of sales force additions and higher information technology expenses. Investment in the sales force throughout 2004 and 2005 resulted in an 18% increase in total full-time equivalent sales employees from 1,184 to 1,401 at the end of 2005.

TABLE 12: BUSINESS SEGMENT NET INCOME

For the years ended December 31 ($ in millions)	2005	2004
Commercial Banking	$784	705
Retail Banking	1,091	1,063
Investment Advisors	127	118
Processing Solutions	120	207
Other/Eliminations	(573)	(556)
Acquisitions	—	(12)

Net income	$1,549	1,525

Fifth Third Bancorp    33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan and lease losses increased $23 million over 2004 primarily as a result of the previously discussed losses to bankrupt commercial airline carriers.

Retail Banking

Retail Banking provides a full range of deposit and loan and lease products to individuals and small businesses, and includes the branch network, consumer finance and mortgage banking. Through 1,119 banking centers, Retail Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. Consumer finance services generally include the Bancorp’s indirect lending activities, which include loans to consumers through dealers and federal and private student education loans. Mortgage banking activities include the origination, retention and servicing of mortgage loans, sales and securitizations of mortgage loans or pools of mortgage loans and all associated hedging activities.

Net income increased $28 million compared to 2004. Average loans and leases increased 12% to $33.5 billion compared to 2004 as a result of increases in direct installment and residential mortgage, up 15% and 22%, respectively. Average core deposits increased three percent to $37.8 billion compared to 2004 with double-digit increases in savings, money market, demand deposits and consumer time deposits mitigated by a 15% decrease in interest checking. As a result of the growth in average loans and core deposits and the related net FTP impact, net interest income increased 11% compared to 2004.

Noninterest income declined seven percent from 2004. Increases in electronic payment processing revenue from bankcard interchange, up 35% over 2004, were offset by slight decreases in consumer and business fees and mortgage banking net revenue and a $103 million decrease in operating lease revenue from the continued maturity of consumer automobile leases.

Noninterest expense increased four percent compared to 2004 as lower operating lease expenses partially offset the increased employee related expenses, net occupancy costs resulting from the increase in banking centers and higher information technology expenses. Since 2004, acquisitions have accounted for 74 of the 108 net new banking centers that did not involve relocation or consolidation of existing facilities, complementing the ongoing de-novo growth. The Bancorp continues to position itself for sustained long-term growth through new banking center additions in key markets.

The retail business segment was also affected by increased personal bankruptcies declared prior to the recently enacted reform legislation, which resulted in an increase in net charge-offs of approximately $15 million above recent trends. Overall, the provision for loan and lease losses increased by $27 million over 2004.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors primary services include trust, institutional, retirement, private client, asset management and broker-dealer services. Fifth Third Securities, Inc., an indirect wholly-owned subsidiary of the Bancorp, offers full service retail brokerage services to individual clients. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp, provides asset management services and also advises the Bancorp’s proprietary family of mutual funds.

Net income increased eight percent to $127 million compared to 2004. The increase resulted from a 26% improvement in net interest income due to strong average loan and core deposit growth, up 23% and 13%, respectively. Total average loans were $2.6 billion and total average core deposits were $4.0 billion in 2005.

Noninterest income declined three percent from 2004 due to a decline in retail brokerage and retirement planning service revenues. Noninterest expense increased five percent largely as a result of increased sales force and information technology investments. In order to capitalize on an expanding customer base and additional growth opportunities, 91 full-time equivalent sales employees have been added since the end of 2004.

Processing Solutions

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers.

Net income decreased $87 million compared to 2004 largely due to the $157 million pretax gain resulting from the sale of certain third-party sourced merchant processing contracts in the prior year. Excluding the impact of the sale, net income increased by approximately 12% due to strong revenue growth across nearly all lines of business (comparison being provided to supplement an understanding of the fundamental trends). EFT revenue was up 19% over last year primarily due to new customer additions. Merchant revenue increased 15% due to increased volume at existing customers and new customer additions.

Noninterest expense was up largely due to sales force additions and information technology investments. Trends seen in 2005 are representative of strong continuing momentum in attracting new customer relationships and good results in the level of retail sales activity. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this segment.

Other/Eliminations

Other/Eliminations includes the unallocated portion of the investment portfolio, certain non-core deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

The results of Other/Eliminations were negatively impacted by a decrease of $194 million in interest income from the investment securities portfolio from 2004 due primarily to the sale of approximately $6.4 billion in investment securities in the fourth quarter of 2004 as a result of the balance sheet repositioning. A $468 million increase in interest expense from wholesale funding and other borrowings in 2005 from 2004 also negatively impacted this category. The increase in interest expense resulted from the average interest rate on wholesale funding and other borrowings increasing from 1.98% in 2004 to 3.36% in 2005.

34    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2005 fourth quarter earnings per diluted share were $.60 compared to $.31 per diluted share for the same period in 2004. Fourth quarter net income totaled $332 million compared to $176 million in the same quarter last year. Return on average assets and return on average equity were 1.27% and 13.9%, respectively, compared to 0.72% and 7.6% in 2004’s fourth quarter. Fourth quarter 2004 earnings were negatively impacted by $326 million in total pre-tax ($208 million after-tax) debt termination charges and securities losses, or $.37 per diluted share, related to the balance sheet initiatives undertaken. The Bancorp’s efficiency ratio was 55.6% in the fourth quarter compared to 76.0% last year and 53.5% in the previous quarter.

Compared to the fourth quarter of 2004, net interest income (FTE) decreased two percent, despite five percent growth in average earning assets, due to a 24 bp decline in the net interest margin (FTE). Compared to the third quarter of 2005, net interest income (FTE) decreased by $10 million due to five basis points of contraction in net interest margin (FTE). The decline in net interest margin in the fourth quarter was primarily the result of the higher cost of wholesale funding relative to previous periods.

Improved performance in certain business line revenue segments resulted in good noninterest income performance in the fourth quarter of 2005. Overall noninterest income, excluding operating lease revenues and securities gains and losses, increased by 18% over the same quarter last year and 16% on an annualized sequential basis.

Electronic payment processing revenues increased 16% over the same quarter last year as a result of continuing momentum in attracting new customer relationships and moderated by slower growth in the level of retail sales transaction volumes in the fourth quarter of 2005.

Sales of retail deposit accounts and corporate treasury management products led to an increase in deposit service revenues of six percent over the same quarter last year. Retail deposit revenues strengthened in the latter half of 2005 and increased by seven percent over the same quarter last year. Commercial deposit revenues increased by three percent over the same quarter last year with good growth in the number of relationships mitigated by the impacts of higher earnings credits on commercial deposit accounts. Compared to the third quarter of 2005, deposit service revenues declined modestly primarily due to a decrease in consumer overdraft related revenues.

Investment advisory revenues increased by five percent over the same quarter last year. The Bancorp continues to focus its efforts on improving execution in retail brokerage and growing the institutional money management business by improving penetration and cross-sell in our large middle market commercial customer base.

Mortgage banking net revenue totaled $42 million in the fourth quarter compared to $24 million in 2004’s fourth quarter. Mortgage originations remained strong and totaled $2.5 billion in the fourth quarter versus $2.9 billion last quarter and $2.0 billion in the fourth quarter of last year. Fourth quarter mortgage banking net service revenue was comprised of $65 million in total mortgage banking fees and loan sales, less $13 million in amortization and valuation adjustments on mortgage servicing rights and less $10 million of losses and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments.

Other noninterest income totaled $165 million in the fourth quarter compared to $125 million in the same quarter last year. Other noninterest income increased by 32% primarily due to strong growth in commercial banking revenues, customer interest rate derivative sales, bank owned life insurance and cardholder fees. Compared to the third quarter of 2005, other noninterest income increased by $20 million due to very strong growth in commercial banking revenues and customer interest rate derivative sales.

Total noninterest expense decreased by 18% compared to the same quarter last year. Comparisons to the prior year quarter are impacted by the previously disclosed $247 million charge related to the early retirement of approximately $2.8 billion of long-term debt in the fourth quarter of 2004. Exclusive of the impact of this termination charge, total noninterest expense increased by 11% in the fourth quarter primarily due to increases in sales force headcount, information technology and occupancy expenditures related to the addition of 63 de-novo banking centers in 2005 that did not involve relocation. Compared to the third quarter of 2005, total noninterest expense increased by $31 million due to growth in volume-related bankcard costs, approximately $9 million in fraud related expenses and approximately $10 million in sales tax related expense.

Fourth quarter credit quality trends reflect an elevated level of net charge-offs associated with approximately $27 million in previously discussed losses to bankrupt commercial airline carriers and a $15 million increase in consumer loan and lease losses associated with increased personal bankruptcies declared prior to the recently enacted reform legislation. Net charge-offs as a percentage of average loans and leases were 67 bp in the fourth quarter, compared to 38 bp last quarter and 44 bp in the fourth quarter of 2004. Net charge-offs were $117 million in the fourth quarter, compared to $65 million in the same quarter last year and $64 million in the third quarter of 2005. The provision for loan and lease losses totaled $134 million in the fourth quarter compared to $65 million in the same quarter last year and $69 million in the third quarter of 2005.

Fifth Third Bancorp    35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

TABLE 13: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDING HELD FOR SALE)

As of December 31 ($ in millions)	2005	2004	2003	2002	2001
Commercial loans and leases:
Commercial	$19,299	16,058	14,226	12,786	10,909
Mortgage	9,188	7,636	6,894	5,885	6,085
Construction	6,342	4,348	3,301	3,009	3,103
Leases	3,698	3,426	3,264	3,019	2,487

Total commercial loans and leases	38,527	31,468	27,685	24,699	22,584

Consumer loans and leases:
Installment	21,250	18,093	17,429	14,584	12,138
Mortgage and construction	8,991	7,912	5,865	7,123	6,815
Credit card	866	843	762	537	448
Leases	1,595	2,051	2,448	2,343	1,743

Total consumer loans and leases	32,702	28,899	26,504	24,587	21,144

Total loans and leases	$71,229	60,367	54,189	49,286	43,728

Loans and Leases

Total loans and leases increased 18% compared to December 31, 2004. The Bancorp has experienced 10% or better average loan growth in both the consumer and commercial categories as well as at more than half of its affiliate markets.

Table 13 summarizes the total commercial and consumer loans and leases by major category as of the end of the last five fiscal years. Total commercial loans and leases increased 22% compared to December 31, 2004. Commercial loan comparisons to the prior year are impacted by $2.8 billion of commercial loans obtained in the First National acquisition in 2005. Excluding the impact of the acquisition, commercial loans and leases increased 14% compared to December 31, 2004 (comparison being provided to supplement an understanding of the fundamental lending trends). The growth in commercial loans was partially the result of an increase in overall line commitments, as line utilization remained at a level similar to 2004.

Total consumer loans increased 13% compared to December 31, 2004. Consumer loan comparisons to the prior year are impacted by the acquisition of $1.1 billion of consumer loans in the First National acquisition. Excluding the acquired loans, consumer loans and leases increased nine percent compared to December 31, 2004 (comparison being provided to supplement an understanding of the fundamental lending trends). The Bancorp is continuing to devote significant focus on producing retail-based loan originations given the attractive yields available in these products. Residential mortgage and construction loans, including held for sale, increased 14% compared to December 31, 2004. Excluding the impact of the acquisition, residential mortgage and construction loans increased four percent compared to December 31, 2004 (comparison being provided to supplement an understanding of the fundamental lending trends). Comparisons to prior years are dependent upon the volume and timing of originations as well as the timing of loan sales. Residential mortgage originations totaled $9.9 billion in 2005 compared to $8.4 billion in 2004.

Consumer lease balances decreased 22% in 2005 compared to 2004 largely resulting from continued competition from captive finance companies offering promotional lease rates and an overall increased emphasis on growth in other elements of the consumer lending business. The acquisition of First National did not have a material impact on consumer lease balances.

On an average basis, commercial loans and leases increased $6.8 billion, or 23%, compared to 2004 with the Bancorp experiencing double-digit growth in the majority of its markets, including 15% or greater growth in Chicago, Florida, Indianapolis, Lexington and Ohio Valley. The increase in average commercial loans and leases was primarily driven by strong growth in commercial construction loans, commercial and industrial loans and commercial mortgages. Commercial loan comparisons to the prior year are impacted by the First National acquisition in 2005 and the Franklin Financial acquisition in 2004. Excluding the impact of the acquisitions, average commercial loans and leases increased $3.8 billion, or 13%, compared to 2004 (comparison being provided to supplement an understanding of the fundamental lending trends).

On an average basis, consumer loans and leases increased $3.9 billion, or 14%, compared to 2004 with the Bancorp experiencing 15% or greater growth in its Florida, Nashville, Cleveland and Cincinnati markets. The growth in average consumer loans and leases was a result of double-digit growth in residential mortgage and construction loans and consumer installment loans mitigated by decreases in consumer leases. Consumer loan comparisons to the prior year are impacted by the First National acquisition in 2005, the Franklin Financial acquisition in 2004 and the securitization and sale of $750 million of automotive loans in 2004. Excluding the acquired loans and the automotive loan securitization, average consumer loans and leases increased $3.0 billion, or 11%, compared to 2004 (comparison being provided to supplement an understanding of the fundamental lending trends).

TABLE 14: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES

For the years ended December 31 ($ in millions)	2005	2004	2003
Commercial loans and leases:
Commercial	$18,241	14,908	13,672
Mortgage	8,923	7,391	6,299
Construction	5,525	3,807	3,097
Leases	3,495	3,296	3,037

Total commercial loans and leases (including held for sale)	36,184	29,402	26,105

Consumer loans and leases:
Installment	19,952	17,755	16,343
Mortgage and construction	8,982	6,801	6,880
Credit card	797	787	591
Leases	1,822	2,297	2,495

Total consumer loans and leases (including held for sale)	31,553	27,640	26,309

Total loans and leases (including held for sale)	$67,737	57,042	52,414

Total portfolio loans and leases (excluding held for sale)	$66,685	55,951	49,700

36    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Securities

As of December 31, 2005, total investment securities decreased 10% to $22.4 billion from $25.0 billion at December 31, 2004, as the Bancorp continues its efforts to reduce the level of securities on the balance sheet. The increased rate environment resulted in net unrealized losses on the available-for-sale securities portfolio increasing to $609 million at December 31, 2005 from $114 million last year. The Bancorp continues to respond to the interest rate environment by using cash flows from the security portfolio to fund loan growth. At December 31, 2005, 17% of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to 14% at December 31, 2004. The estimated weighted-average life of the debt securities in the available-for-sale portfolio at December 31, 2005 was 4.3 years compared to 4.4 years at December 31, 2004. At December 31, 2005, the fixed-rate securities within the available-for-sale securities portfolio had an estimated weighted-average life of 4.2 years and a weighted-average yield of 4.44%.

Information presented in Table 15 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale and other securities portfolio exclude equity securities that have no stated yield or maturity.

TABLE 15: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2005 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$3	$3.2		2.16%
Average life 1 – 5 years	—	—	—	—
Average life 5 – 10 years	498	477	7.4	3.71
Average life greater than 10 years	5	5	13.2	5.09

Total	506	485	7.4	3.71
U.S. Government sponsored agencies:
Average life of one year or less	105	105.2		3.39
Average life 1 – 5 years	1,577	1,526	2.8	3.69
Average life 5 – 10 years	352	334	5.5	4.07
Average life greater than 10 years	—	—	—	—

Total	2,034	1,965	3.2	3.74
Obligations of states and political subdivisions (a):
Average life of one year or less	84	85.6		8.41
Average life 1 – 5 years	439	452	3.2	7.55
Average life 5 – 10 years	131	136	6.1	7.21
Average life greater than 10 years	3	3	11.7	7.59

Total	657	676	3.5	7.59
Agency mortgage-backed securities:
Average life of one year or less	40	41.8		6.29
Average life 1 – 5 years	11,581	11,255	3.6	4.40
Average life 5 – 10 years	4,506	4,341	6.2	4.67
Average life greater than 10 years	—	—	—	—

Total	16,127	15,637	4.4	4.48
Other bonds, notes and debentures (b):
Average life of one year or less	83	84.2		8.37
Average life 1 – 5 years	1,081	1,060	3.0	4.52
Average life 5 – 10 years	938	916	6.8	5.02
Average life greater than 10 years	17	17	22.6	3.74

Total	2,119	2,077	4.8	4.89
Other securities (c)	1,090	1,084

Total available-for-sale and other securities	$22,533	$21,924	4.3	4.53%

(a)	Taxable-equivalent yield adjustments included in above table are 2.83%, 2.54%, 2.43%, 2.56% and 2.55% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.

(c)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings that are carried at cost, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

TABLE 16: COMPONENTS OF INVESTMENT SECURITIES (AMORTIZED COST BASIS)

As of December 31 ($ in millions)	2005	2004	2003	2002	2001
Available-for-sale:
U.S. Treasury and Government agencies	$506	503	838	303	188
U.S. Government sponsored agencies	2,034	2,036	3,877	2,308	1,142
Obligations of states and political subdivisions	657	823	922	1,033	1,198
Agency mortgage-backed securities	16,127	17,571	21,101	19,328	15,287
Other bonds, notes and debentures	2,119	2,862	1,401	1,084	1,872
Other securities	1,090	1,006	937	734	792

Total available-for-sale and other securities	$22,533	24,801	29,076	24,790	20,479

Held-to-maturity:
Obligations of states and political subdivisions	$378	245	126	52	16
Other bonds, notes and debentures	11	10	9	—	—

Total held-to-maturity	$389	255	135	52	16

Fifth Third Bancorp    37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 17: DEPOSITS

As of December 31 ($ in millions)	2005	2004	2003	2002	2001
Demand	$14,609	13,486	12,142	10,095	9,243
Interest checking	18,282	19,481	19,757	17,878	13,474
Savings	11,276	8,310	7,375	10,056	7,065
Money market	6,129	4,321	3,201	1,044	1,352
Other time	9,313	6,837	6,201	7,638	11,301
Certificates - $100,000 and over	4,343	2,121	1,856	1,723	2,197
Foreign office	3,482	3,670	6,563	3,774	1,222

Total deposits	$67,434	58,226	57,095	52,208	45,854

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on transaction account deposit growth in its retail and commercial franchises by enhancing its product offerings and providing competitive rates. The Bancorp’s goal is to improve the core deposit component of its funding profile.

Total deposits at December 31, 2005 increased 16% compared to December 31, 2004. The increase was attributable to strong growth in savings, money market, other time deposits and certificates - $100,000 and over as well as the addition of $3.8 billion in deposits from the First National acquisition in the first quarter of 2005, mitigated by decreases in interest checking and foreign office deposits. Transaction deposits at December 31, 2005 increased 10% compared to 2004. Excluding the impact of the $2.5 billion of transaction deposits obtained in the First National acquisition, transaction deposits increased five percent (comparison being provided to supplement an understanding of the fundamental deposit trends). Overall, the Bancorp averaged 17% transaction deposit growth across the Detroit,

Indianapolis, Lexington, Louisville, Florida and Cincinnati markets.

Foreign office deposits represent U.S. dollar denominated deposits of the Bancorp’s foreign branch located in the Cayman Islands. The Bancorp utilizes these deposit balances as a method to fund earning asset growth.

Borrowings

Given the expected continued rise in short-term interest rates, the Bancorp continued to reduce its dependence on overnight wholesale borrowings as short-term borrowings declined to 39% of total borrowings down from 42% at December 31, 2004. Long-term debt increased $1.2 billion compared to December 31, 2004. The Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the Liquidity Risk Management section for discussion on the Bancorp’s liquidity management and Note 11 of the Notes to the Consolidated Financial Statements for a comprehensive listing of the components of long-term debt.

TABLE 18: BORROWINGS

As of December 31 ($ in millions)	2005	2004	2003	2002	2001
Federal funds purchased	$5,323	4,714	6,928	4,748	2,544
Short-term bank notes	—	775	500	—	34
Other short-term borrowings	4,246	4,537	5,742	4,075	4,875
Long-term debt	15,227	13,983	9,063	8,179	7,030

Total borrowings	$24,796	24,009	22,233	17,002	14,483

RISK MANAGEMENT

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and avoidance of those risks that are inconsistent with the Bancorp’s risk profile. The Enterprise Risk Management division, led by the Bancorp Chief Risk Officer, ensures consistency in the Bancorp’s approach to managing and monitoring risk including, but not limited to, credit, market, operational and regulatory compliance risk, within the structure of Fifth Third’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes. The Enterprise Risk Management division includes the following key functions: (i) a Risk Policy function that ensures consistency in the approach to risk management as the Bancorp’s clearinghouse for credit, market and operational risk policies, procedures and guidelines; (ii) an Operational Risk Management function that is responsible for the risk self-assessment process, the change control evaluation process, fraud prevention and detection, and root cause analysis and corrective action plans relating to identified operational losses; (iii) an Insurance Risk Management function that is responsible for all property, casualty and liability insurance policies including the claims administration process for the Bancorp; (iv) a Capital Markets Risk Management function that is responsible for establishing and monitoring proprietary trading limits, monitoring liquidity and interest rate risk and utilizing value at risk and earnings at risk models; (v) a Credit Risk Review function that is responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits; (vi) a Compliance Risk Management function that is responsible for oversight of compliance with all banking regulations and (vii) a Risk Strategies and Reporting function that is responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics.

Designated risk managers have been assigned to all business lines reporting jointly to the senior executives within the division or affiliate and to the Enterprise Risk Management division. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and who report jointly to affiliate presidents and the Enterprise Risk Management division. In 2005, the business continuity planning and disaster recovery responsibilities were assumed by the risk manager for the information technology and operating divisions.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of three outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Bancorp as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Credit Risk Committee and the Operational Risk Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative.

38    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 19: COMMERCIAL LOAN AND LEASE PORTFOLIO EXPOSURE (a)

	2005			2004
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
Exposure by industry:
Real estate	$9,503	11,689	32	7,287	8,620	28
Construction	4,911	8,094	49	3,654	5,823	26
Manufacturing	4,457	9,975	47	3,970	9,034	22
Retail trade	3,602	5,962	18	2,957	4,903	11
Business services	1,886	3,351	13	1,751	3,124	27
Wholesale trade	1,879	3,540	9	1,619	3,178	6
Individuals	1,840	2,371	12	1,673	2,135	11
Transportation and warehousing	1,701	1,993	6	1,382	1,678	6
Healthcare	1,664	2,844	10	1,355	2,245	5
Financial services and insurance	1,111	3,069	1	744	2,348	1
Other	1,041	1,596	3	781	1,335	4
Accommodation and food	997	1,396	9	850	1,237	14
Other services	945	1,260	9	748	1,027	5
Public administration	830	1,004	—	796	911	—
Agribusiness	569	752	2	509	676	4
Communication and information	544	1,119	4	478	971	1
Entertainment and recreation	527	749	3	443	639	3
Utilities	301	1,001	—	237	729	—
Mining	219	419	—	234	413	—

Total	$38,527	62,184	227	31,468	51,026	174

Exposure by loan size:
Less than $5 million	58%	47	81	62	49	86
$5 million to $15 million	26	25	8	25	26	14
$15 million to $25 million	10	14	—	9	13	—
Greater than $25 million	6	14	11	4	12	—

Total	100%	100	100	100	100	100

Exposure by state:
Ohio	26%	29	30	30	33	36
Michigan	22	21	21	25	23	28
Indiana	10	10	25	11	10	12
Illinois	10	10	8	10	10	13
Florida	10	9	4	2	2	2
Kentucky	6	6	6	6	6	4
Tennessee	3	2	3	3	2	3
Pennsylvania	1	1	—	1	1	—
West Virginia	—	—	1	—	1	—
Out-of-footprint	12	12	2	12	12	2

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Significant risk policies approved by the management governance committees are also reviewed and approved by the Board of Directors Risk and Compliance Committee.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely decentralized, while the Enterprise Risk Management division manages the policy process centrally. The Credit Risk Review function, within the Enterprise Risk Management division, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and allowance analysis process.

The Bancorp’s credit review process and overall assessment of required allowances is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses this ongoing assessment to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The current risk grading system utilized for allowance analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default components are not separated in the ten grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Fifth Third Bancorp    39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 20: SUMMARY OF NONPERFORMING AND UNDERPERFORMING ASSETS

As of December 31 ($ in millions)	2005	2004	2003	2002	2001
Commercial loans and leases	$145	110	129	159	122
Commercial mortgages	51	51	42	41	57
Commercial construction	31	13	19	14	26
Residential mortgages and construction	30	24	25	18	11
Consumer loans and leases	37	30	27	15	—

Total nonaccrual loans and leases	294	228	242	247	216
Renegotiated loans and leases	—	1	8	—	—
Other assets, including other real estate owned	67	74	69	26	19

Total nonperforming assets	361	303	319	273	235
Commercial loans and leases	21	22	15	29	25
Commercial mortgages and construction	14	13	12	18	24
Credit card receivables	10	13	13	9	8
Residential mortgages and construction (a)	53	43	51	60	56
Consumer loans and leases	57	51	54	46	51

Total 90 days past due loans and leases	155	142	145	162	164

Total underperforming assets	$516	445	464	435	399

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.52%	.51	.61	.59	.52
Underperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.74	.74	.89	.95	.96
Allowance for loan and lease losses as a percent of nonperforming assets (b)	206	235	219	251	265
Allowance for credit losses as a percent of nonperforming assets (b)	225	259	242	251	265
Allowance for loan and lease losses as a percent of underperforming assets (b)	144	160	150	157	156
Allowance for credit losses as a percent of underperforming assets (b)	158	176	166	157	156

(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2005 and 2004, these advances were $13 million and $23 million, respectively. Information prior to December 31, 2004 was not available.

(b)	At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments has been reclassified to conform to the current year presentation.

Portfolio Diversity

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 19 provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification, size of credit and state, illustrating the diversity and granularity of the Bancorp’s portfolio.

The commercial portfolio is further characterized by 88% of outstanding balances and exposures concentrated within the Bancorp’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 95% of outstanding balances and 92% of exposures concentrated within these nine states. The mortgage and construction segments of the commercial portfolio are characterized by 97% of outstanding balances and exposures concentrated within these nine states.

Analysis of Nonperforming and Underperforming Assets

Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the interest is uncertain; (ii) loans and leases that have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and (iii) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 90 days or more (unless the loan is both well secured and in process of collection) and payment in full of principal or interest under the contractual terms of the loan are not expected or upon deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets were $361 million at December 31, 2005, an increase of $58 million compared to $303 million at December 31, 2004. Nonperforming assets remain a small percentage of total loans, leases and other assets, including other real estate owned at .52% as of December 31, 2005, compared to .51% as of December 31, 2004.

Commercial nonaccrual credits as a percent of commercial loans increased from .56% in 2004 to .59% in 2005, primarily attributable to increases in the Columbus, Cincinnati, Evansville and Naples markets. Consumer nonaccrual credits as a percent of consumer loans decreased slightly from .21% in 2004 to .20% in 2005. Overall, nonaccrual credits continue to represent a small portion of the portfolio at just .41% as of December 31, 2005, compared to .38% as of December 31, 2004.

Underperforming assets include nonperforming assets and loans and leases past due 90 days or more as to principal or interest, which are not already accounted for as nonperforming assets because they are well secured by collateral and in the process of collection. Total loans and leases 90 days past due and not accounted for as nonperforming assets have increased from $142 million as of December 31, 2004 to $155 million as of December 31, 2005.

At December 31, 2005, there were $58 million of loans and leases currently performing in accordance with contractual terms, but for which there were serious doubts as to the ability of the borrower to comply with such terms. For the years 2005 and 2004, interest income of $8 million and $6 million, respectively, was recorded on nonaccrual and renegotiated loans and leases. For the years ended 2005 and 2004, additional interest income of $53 million and $33 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with the original terms. Table 19 provides an analysis of the commercial nonaccrual loans and leases by major industry classification, size of credit and state, further illustrating the granularity of the Bancorp’s commercial loans and leases.

40    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: SUMMARY OF CREDIT LOSS EXPERIENCE

For the years ended December 31 ($ in millions)	2005	2004	2003	2002	2001
Losses charged off:
Commercial loans	$(99)	(95)	(152)	(81)	(106)
Commercial mortgage loans	(13)	(14)	(9)	(18)	(12)
Construction loans	(5)	(7)	(3)	(6)	(2)
Residential mortgage loans	(18)	(15)	(24)	(10)	(7)
Consumer loans	(181)	(156)	(136)	(115)	(117)
Lease financing	(57)	(34)	(56)	(43)	(65)

Total losses	(373)	(321)	(380)	(273)	(309)
Recoveries of losses previously charged off:
Commercial loans	24	14	16	20	21
Commercial mortgage loans	4	5	2	5	10
Construction loans	1	—	1	3	—
Residential mortgage loans	—	—	—	—	—
Consumer loans	39	41	40	46	39
Lease financing	6	9	9	12	12

Total recoveries	74	69	68	86	82
Net losses charged off:
Commercial loans	(75)	(81)	(136)	(61)	(85)
Commercial mortgage loans	(9)	(9)	(7)	(13)	(2)
Construction loans	(4)	(7)	(2)	(3)	(2)
Residential mortgage loans	(18)	(15)	(24)	(10)	(7)
Consumer loans	(142)	(115)	(96)	(69)	(78)
Lease financing	(51)	(25)	(47)	(31)	(53)

Total net losses charged off	$(299)	(252)	(312)	(187)	(227)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.41%	.54	1.00	.52	.79
Commercial mortgage loans	.10	.12	.10	.23	.04
Construction loans	.07	.15	.09	.12	.06
Residential mortgage loans	.25	.27	.57	.23	.14
Consumer loans	.68	.63	.58	.49	.65
Lease financing	.96	.46	.84	.65	1.13
Total net losses charged off	.45	.45	.63	.43	.54

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases outstanding remained at .45% for 2005 and 2004. The ratio of commercial loan net charge-offs to average commercial loans outstanding decreased to .41% in 2005 compared to .54% in 2004 due to decreases in net charge-offs primarily in the Cincinnati, Detroit and Louisville markets, partially offset by increases in the Columbus and Grand Rapids markets. Commercial leasing net charge-offs increased $30 million as a result of approximately $27 million in charge-offs related to bankrupt commercial airline carriers during 2005. The ratio of commercial leasing net charge-offs to average commercial leases outstanding increased 85 bp from .21% in 2004 to 1.06% in 2005. Total consumer loan net charge-offs in 2005 increased to $142 million compared to $115 million in 2004 primarily due to increased personal bankruptcies associated with the recently enacted reform legislation. Overall, the level of net charge-offs remains a small percentage of the total loan and lease portfolio. Table 21 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

Allowance for Credit Losses

The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. In the current year, the Bancorp has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses, and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments. The methodology used to determine the adequate reserve for unfunded commitments is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. Table 22 shows the changes in the allowance for credit losses during 2005.

The allowance for loan and lease losses at December 31, 2005 decreased to 1.06% of the total portfolio loans and leases compared to 1.19% at December 31, 2004. The decrease in the allowance as a percentage of total portfolio loans and leases is attributable to an overall improved assessment of inherent losses in the portfolio from the consideration of historical and anticipated

TABLE 22: CHANGES IN ALLOWANCE FOR CREDIT LOSSES

For the years ended December 31 ($ in millions)	2005	2004	2003	2002	2001
Balance, beginning of year	$785	770	683	624	609
Net charge-offs	(299)	(252)	(312)	(187)	(227)
Allowance of acquired institutions and other	—	—	—	—	6
Provision for loan and lease losses	330	268	399	246	201
Merger-related provision	—	—	—	—	35
Net change in reserve for unfunded commitments	(2)	(1)	—	—	—

Balance, end of year	$814	785	770	683	624

Components of allowance for credit losses (a):
Allowance for loan and lease losses	$744	713	697
Reserve for unfunded commitments	70	72	73

Total allowance for credit losses	$814	785	770

(a)	At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments has been reclassified to conform to the current year presentation.

Fifth Third Bancorp    41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 23: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2005	2004	2003	2002(a)	2001(a)
Allowance attributed to:
Commercial loans	$201	210	234	159	118
Commercial mortgage loans	78	73	77	117	102
Construction loans	47	43	34	41	32
Residential mortgage loans	37	44	29	43	31
Consumer loans	183	160	146	141	132
Lease financing	56	47	64	132	101
Unallocated	142	136	113	50	108

Total allowance for loan and lease losses	$744	713	697	683	624

Portfolio loans and leases:
Commercial loans	$19,174	16,058	14,209	12,743	10,807
Commercial mortgage loans	9,188	7,636	6,894	5,885	6,085
Construction loans	7,037	4,726	3,636	3,327	3,356
Residential mortgage loans	7,152	6,988	4,425	3,495	4,505
Consumer loans	22,084	18,923	17,432	15,116	12,565
Lease financing	5,290	5,477	5,712	5,362	4,230

Total portfolio loans and leases	$69,925	59,808	52,308	45,928	41,548

Attributed allowance as a percent of respective portfolio loans:
Commercial loans	1.05%	1.31	1.65	1.24	1.09
Commercial mortgage loans	.85	.96	1.12	1.98	1.69
Construction loans	.67	.90	.94	1.24	.97
Residential mortgage loans	.51	.63	.66	1.24	.69
Consumer loans	.83	.85	.84	.93	1.05
Lease financing	1.06	.86	1.12	2.46	2.38
Unallocated (as a percent of total portfolio loans and leases)	.20	.23	.22	.11	.26

Total portfolio loans and leases	1.06%	1.19	1.33	1.49	1.50

(a)	The allowance for loan and lease losses in 2002 and 2001 includes funded and unfunded commitments. At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments has been reclassified to conform to the current period presentation.

loss rates as well as a less than five basis point impact from the loans and leases obtained in the First National acquisition. The loans and leases obtained in the First National acquisition were recorded at fair value, which resulted in its previously existing allowance not being carried over, as the credit default risk was included in the determination of fair value.

Overall, the Bancorp’s long history of low exposure limits, minimal exposure to national or sub-prime lending businesses, centralized risk management and its diversified portfolio reduces the likelihood of significant unexpected credit losses. Table 23 provides the amount of the allowance for loan and lease losses by category.

Residential Mortgage Portfolio

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 24 shows the Bancorp’s originations of these products in 2005 and 2004. The Bancorp does not currently originate mortgage loans that permit principal payment deferral or payments that are less than the accruing interest.

Tables 25 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency and charge-off percentages of these loan products as of December 31, 2005 and 2004, respectively.

The Bancorp also sells certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of December 31, 2005 and 2004 were $1.2 billion and 1.24% and $.4 billion and 0.84%, respectively.

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

TABLE 24: RESIDENTIAL MORTGAGE ORIGINATIONS

For the years ended December 31 ($ in millions)	2005	% of total	2004	% of total
Greater than 80% LTV with no mortgage insurance	$1,245	13%	$1,286	15%
Interest-only	1,240	13	196	2
Greater than 80% LTV and interest-only	408	4	34	—
80/20 loans	445	5	83	1
TABLE 25: RESIDENTIAL MORTGAGE OUTSTANDINGS
As of December 31 ($ in millions)	2005	% of total	Delinquency %	Charge-off %
Greater than 80% LTV with no mortgage insurance	$1,773	25%	3.11	.10
Interest-only	899	13	.41	—
Greater than 80% LTV and interest-only	361	5	.07	.01
80/20 loans	28	—	—	—

	2004	% of total	Delinquency %	Charge-off %
Greater than 80% LTV with no mortgage insurance	$2,143	31%	2.09	.04
Interest-only	214	3	—	—
Greater than 80% LTV and interest-only	40	1	—	—
80/20 loans	22	—	—	—

42    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 26: LOAN AND LEASE MATURITIES

As of December 31, 2005 ($ in millions)	Less than 1 year	1-5 years	Greater than 5 years	Total
Commercial loans	$11,151	6,668	1,355	19,174
Commercial mortgage loans	2,515	5,249	1,424	9,188
Commercial construction loans	4,030	1,976	336	6,342
Residential mortgage and construction loans	2,205	3,580	2,062	7,847
Consumer loans	5,852	11,676	4,556	22,084
Lease financing	1,634	2,754	902	5,290

Total	$27,387	31,903	10,635	69,925

TABLE 27: LOAN AND LEASE INTEREST RATE SENSITIVITY

	Interest Rate
As of December 31, 2005 ($ in millions)	Predetermined	Floating or Adjustable
Commercial loans	$2,424	5,599
Commercial mortgage loans	2,332	4,341
Commercial construction loans	386	1,926
Residential mortgage and construction loans	2,514	3,128
Consumer loans	7,327	8,905
Lease financing	3,656	—

Total	$18,639	23,899

MARKET RISK MANAGEMENT

Market risk arises from the potential for fluctuations in interest rates, foreign exchange rates and equity prices that may result in the potential reduction of net income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (i) assets and liabilities may mature or reprice at different times; (ii) short-term and long-term market interest rates may change by different amounts or (iii) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of servicing rights and other sources of the Bancorp’s earnings. Consistency of the Bancorp’s net interest income is largely dependent upon the effective management of interest rate risk.

Net Interest Income Simulation Model

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for all of the Bancorp’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections for activity levels in each of the product lines offered by the Bancorp and incorporates the loss of free funding resulting from the Bancorp’s share repurchase activity. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Asset/Liability Risk Management Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp created a Market Risk Management function as part of the Enterprise Risk Management division, which provides independent oversight of market risk activities. The Bancorp’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month and 24-month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter. To further illustrate the estimated sensitivity of interest rate changes, Table 28 includes the percentage change in net interest income over the next 12 and 24 months given the implied market forward rates as well as 100 bp and 200 bp linear increases or decreases in all interest rates. The following table shows the Bancorp’s estimated earnings sensitivity profile on the asset and liability positions as of December 31, 2005:

TABLE 28: ESTIMATED EARNINGS SENSITIVITY PROFILE

	Change in Net Interest Income
Change in Interest Rates (bp)	12 Months	24 Months
+200	(.72)%	.10
+100	(.57)	.41
-100	1.10	.23
-200	1.52	(2.44)
Implied Market Forward Rates	(1.79)	(2.62)

The Bancorp also utilizes the market value of equity (“MVE”) as a measurement tool in managing interest rate sensitivity. Whereas net interest income simulation highlights exposures over a relatively short time horizon, the MVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The MVE of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows less the discounted value of liability cash flows. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, MVE uses instantaneous changes in rates. MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. The following table shows the Bancorp’s MVE sensitivity profile as of December 31:

TABLE 29: ESTIMATED MVE SENSITIVITY PROFILE

	Change in MVE
Change in Interest Rates (bp)	2005	2004
+100	(4.08)%	(4.82)
-100	3.17	3.81

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal

Fifth Third Bancorp    43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 30: MATURITY DISTRIBUTION OF CERTIFICATES - $100,000 AND OVER

As of December 31, 2005 ($ in millions)
Three months or less	$1,288
Over three months through six months	700
Over six months through one year	1,736
Over one year	619

Total	$4,343

TABLE 31: AGENCY RATINGS

As of December 31, 2005	Moody’s	Standard and Poor’s	Fitch
Fifth Third Bancorp:
Commercial paper	Prime-1	A-1	F1+
Senior debt	Aa2	A+	AA-
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A-1+	F1+
Long-term deposit	Aa1	AA-	AA

year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and MVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Table 26 (on the previous page) shows a summary of the remaining maturities of loans and leases held for investment based upon expected repayments. Additionally, Table 27 (on the previous page) shows a summary of expected repayments exceeding one year segregated by sensitivity to interest rate changes.

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by market volatility. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions.

The Bancorp also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from the market volatility. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion on derivatives.

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $433 million as of December 31, 2005. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The volatility in longer-term interest rates during 2005 and the resulting impact of changing prepayment speeds led to a recovery of $33 million and $60 million of temporary impairment in 2005 and 2004, respectively. The servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. See Note 7 of the Notes to the Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded within other noninterest income on the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2005 is approximately $130 million. The Bancorp also enters into foreign exchange derivative contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has several controls in place to ensure excessive risk is not being taken in providing this service to customers. These include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio was 4.3 years at December 31, 2005, based on current prepayment expectations. Of the $21.9 billion (fair value basis) of available-for-sale and other securities in the portfolio at December 31, 2005, $3.8 billion in principal and interest is expected to be received in the next 12 months, and an additional $3.6 billion is expected to be received in the following 12 months. In addition to the sale of securities in the available-for-sale portfolio, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating-rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For the years ended December 31, 2005 and 2004, a total of $9.5 billion and $6.7 billion, respectively, were sold, securitized or transferred off-balance sheet.

The Bancorp also has in place a shelf registration with the Securities and Exchange Commission permitting ready access to the public debt markets. As of December 31, 2005, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, the Bancorp has $15.1 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. Such bank notes may be sold

44    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 32: CAPITAL RATIOS

As of December 31 ($ in millions)	2005	2004	2003	2002	2001
Tier I capital	$8,209	8,522	8,272	7,747	7,433
Total risk-based capital	10,240	10,176	10,096	8,935	8,656
Risk-weighted assets	97,994	82,633	74,477	65,444	59,491
Regulatory capital ratios:
Tier I capital	8.38%	10.31	11.11	11.84	12.49
Total risk-based capital	10.45	12.31	13.56	13.65	14.55
Tier I leverage ratio	8.08	8.89	9.23	9.84	10.64

TABLE 33: SHARE REPURCHASES

For the years ended December 31	2005	2004	2003
Shares authorized for repurchase at January 1	35,685,112	14,137,512	5,600,681
Additional authorizations	20,000,000	40,000,000	20,000,000
Shares repurchases (a)	(37,838,159)	(18,452,400)	(11,463,169)

Shares authorized for repurchase at December 31	17,846,953	35,685,112	14,137,512

Average price paid per share	$43.19	53.48	57.13

(a)	Excludes 134,435 and 40,850 shares repurchased during 2005 and 2004, respectively, in connection with various employee compensation plans. These repurchases are not included against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

to qualified institutional buyers, financial institutions, banks, insurance companies and similar entities in the ordinary course of business from time to time. These sources, in addition to the Bancorp’s equity capital base, provide a stable funding base.

Table 31 provides Moody’s, Standard and Poor’s and Fitch’s deposit and debt ratings for the Bancorp, Fifth Third Bank and Fifth Third Bank (Michigan). These debt ratings, along with capital ratios above regulatory guidelines, provide the Bancorp with additional access to liquidity.

Core customer deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 64% of its average total assets during 2005. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. The maturity distribution of domestic certificates of deposit of $100,000 and over as of December 31, 2005 is shown in Table 30. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Bancorp maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At December 31, 2005, shareholders’ equity was $9.4 billion compared to $8.9 billion at December 31, 2004, an increase of six percent. Average shareholders’ equity as a percentage of average assets for the year ended December 31, 2005 was 9.06%. See Note 27 of the Notes to the Consolidated Financial Statements for additional information regarding capital ratios.

Dividend Policy

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In 2005, the Bancorp’s annual dividend increased to $1.46 from $1.31 in 2004.

Stock Repurchase Program

On January 10, 2005, the Bancorp repurchased 35.5 million shares of its common stock, approximately six percent of total outstanding shares, for $1.6 billion in an overnight share repurchase transaction, where the counterparty in the transaction purchased shares in the open market over a period of time. This program was completed by the counterparty during the third quarter of 2005 and the Bancorp received a price adjustment of $97 million in cash. The price adjustment represented the difference between the original per share purchase price of $45.95 and the volume weighted-average price of $43.55 for actual shares acquired by the counterparty during the purchase period, plus interest.

On January 18, 2005, the Bancorp announced that its Board of Directors had authorized management to purchase 20 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

The Bancorp’s stock repurchase program is an important element of its capital planning activities and the Bancorp views share repurchases as an effective means of delivering value to shareholders. The Bancorp’s repurchase of equity securities is shown in Table 33.

Off-Balance Sheet Arrangements

The Bancorp consolidates all of its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Bancorp does not possess, nor can exert, significant influence or control, are accounted for by equity method accounting and not consolidated. Those entities in which there is less than 20% ownership and on which the Bancorp does not possess, nor can exert, significant influence or control, are generally carried at the lower of cost or fair value.

The Bancorp does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Bancorp has no fair value contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Bancorp’s derivative product and investment policies provide a framework within which the Bancorp and its affiliates may use certain authorized financial derivatives as an asset/liability management tool in meeting the Bancorp’s ALCO capital planning directives, to hedge changes in fair value of its largely fixed-rate mortgage servicing rights portfolio or to provide qualifying commercial customers access to the derivative products market. These policies are reviewed and approved annually by the Risk and Compliance Committee of the Board of Directors.

As part of the Bancorp’s asset/liability management, the Bancorp may transfer, subject to credit recourse, certain types of individual financial assets to a non-consolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The accounting for QSPEs is currently under review by the FASB and the conditions for consolidation or non-consolidation of such entities could change. During the year ended December 31, 2005, certain commercial loans (primarily floating-rate short-term investment-grade commercial loans) were transferred to the QSPE. Generally, the loans transferred, due to their investment grade nature, provide a lower yield and therefore transferring these loans to the QSPE allows the Bancorp to reduce its exposure to these assets while maintaining customer

Fifth Third Bancorp    45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

relationships. These individual loans are transferred at par with no gain or loss recognized and qualify as sales, as set forth in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125.” At December 31, 2005, the outstanding balance of loans transferred was $2.8 billion with a related loss reserve of $10 million.

The Bancorp had the following cash flows with these unconsolidated QSPEs during the years ended December 31, 2005 and 2004:

TABLE 34: CASH FLOWS WITH UNCONSOLIDATED QSPEs

For the years ended December 31 ($ in millions)	2005	2004
Proceeds from transfers, including new securitizations	$1,680	1,379
Proceeds from collections reinvested in revolving-period securitizations	132	162
Transfers received from QSPEs	(18)	—
Fees received	32	32

The Bancorp utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Bancorp’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At December 31, 2005, the Bancorp had retained servicing assets totaling $441 million, subordinated tranche security interests totaling $30 million and residual interests totaling $35 million.

At December 31, 2005, the Bancorp had provided credit recourse on approximately $1.3 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $1.3 billion. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Bancorp maintains an estimated credit loss reserve of $21 million relating to these residential mortgage loans sold.

Contractual Obligations and Commitments

The Bancorp has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations and commitments were:

TABLE 35: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2005 ($ in millions)	Less than 1 year	1-3 years	4-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits (a)	$63,519	410	22	3,483	67,434
Long-term debt (b)	3,669	4,018	4,188	3,352	15,227
Short-term borrowings (c)	9,569	—	—	—	9,569
Noncancelable leases (d)	65	123	106	315	609
Partnership investment commitments (e)	170	—	—	—	170
Purchase obligations (f)	14	20	—	—	34

Total contractually obligated payments due by period	$77,006	4,571	4,316	7,150	93,043

Other commitments by expiration period:
Letters of credit (g)	$2,327	3,114	1,533	326	7,300
Commitments to extend credit (g)	19,490	16,234	—	—	35,724

Total other commitments by expiration period	$21,817	19,348	1,533	326	43,024

(a)	Includes demand, interest checking, savings, money market, other time, certificates- $100,000 and over and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.

(b)	See Note 11 of the Notes to the Consolidated Financial Statements for additional information on these debt instruments.

(c)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see Note 10 of the Notes to the Consolidated Financial Statements.

(d)	See Note 4 of the Notes to the Consolidated Financial Statements for additional information on these noncancelable leases.

(e)	Includes low-income housing, historic tax and venture capital partnership investments.

(f)	Represents agreements to purchase goods or services.

(g)	See Note 12 of the Notes to the Consolidated Financial Statements for additional information on these commitments.

46    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTROLS AND PROCEDURES

The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Bancorp’s Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Bancorp carried out an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures. Based on the foregoing, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. Based on this evaluation, there has been no such change during the year covered by this report.

Fifth Third Bancorp    47

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of Fifth Third Bancorp and subsidiaries (“the Bancorp”) includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Bancorp; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Bancorp are being made only in accordance with authorizations of management and directors of the Bancorp; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Bancorp’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Bancorp’s Management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2005 as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2005. Based on this assessment, Management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2005.

The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2005 and Bancorp Management’s assessment of the internal control over financial reporting. This report appears on the following page.

George A. Schaefer, Jr.	R. Mark Graf
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 13, 2006	February 13, 2006

48    Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting, that Fifth Third Bancorp and subsidiaries (the “Bancorp”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Bancorp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Bancorp and our report dated February 13, 2006 expressed an unqualified opinion on those financial statements.

Cincinnati, Ohio
February 13, 2006

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 – New Accounting Pronouncements, effective January 1, 2004, the Bancorp changed its method of accounting for stock-based compensation by adopting the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method. As further discussed in Note 1 – New Accounting Pronouncements, the Bancorp adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” effective July 1, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Bancorp’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio
February 13, 2006

Fifth Third Bancorp    49

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2005	2004	2003
Interest Income
Interest and fees on loans and leases	$3,918	2,847	2,711
Interest on securities:
Taxable	1,032	1,217	1,226
Exempt from income taxes	39	45	51

Total interest on securities	1,071	1,262	1,277
Interest on other short-term investments	6	5	3

Total interest income	4,995	4,114	3,991
Interest Expense
Interest on deposits:
Interest checking	314	174	189
Savings	176	58	64
Money market	140	39	32
Other time	263	162	196
Certificates - $100,000 and over	129	48	63
Foreign office	126	58	44

Total interest on deposits	1,148	539	588
Interest on federal funds purchased	138	77	80
Interest on short-term bank notes	6	15	—
Interest on other short-term borrowings	138	78	55
Interest on long-term debt	600	393	363

Total interest expense	2,030	1,102	1,086

Net Interest Income	2,965	3,012	2,905
Provision for loan and lease losses	330	268	399

Net Interest Income After Provision for Loan and Lease Losses	2,635	2,744	2,506
Noninterest Income
Electronic payment processing revenue	735	622	575
Service charges on deposits	522	515	485
Mortgage banking net revenue	174	178	302
Investment advisory revenue	355	360	332
Other noninterest income	620	671	581
Operating lease revenue	55	156	124
Securities gains (losses), net	39	(37)	81
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	3

Total noninterest income	2,500	2,465	2,483
Noninterest Expense
Salaries, wages and incentives	1,133	1,018	1,031
Employee benefits	283	261	240
Equipment expense	105	84	82
Net occupancy expense	221	185	159
Operating lease expense	40	114	94
Other noninterest expense	1,145	1,310	945

Total noninterest expense	2,927	2,972	2,551

Income from Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect	2,208	2,237	2,438
Applicable income taxes	659	712	786

Income from Continuing Operations Before Minority Interest and Cumulative Effect	1,549	1,525	1,652
Minority interest, net of tax	—	—	(20)

Income from Continuing Operations Before Cumulative Effect	1,549	1,525	1,632
Income from discontinued operations, net of tax	—	—	44

Income Before Cumulative Effect	1,549	1,525	1,676
Cumulative effect of change in accounting principle, net of tax	—	—	(11)

Net Income	$1,549	1,525	1,665

Net Income Available to Common Shareholders (a)	$1,548	1,524	1,664

Earnings per share from continuing operations	$2.79	2.72	2.85
Earnings per share from discontinued operations, net	—	—	0.08
Earnings per share from cumulative effect of change in accounting principle, net	—	—	(0.02)

Earnings Per Share	$2.79	2.72	2.91

Earnings per diluted share from continuing operations	$2.77	2.68	2.81
Earnings per diluted share from discontinued operations, net	—	—	0.08
Earnings per diluted share from cumulative effect of change in accounting principle, net	—	—	(0.02)

Earnings Per Diluted Share	$2.77	2.68	2.87

(a)	Dividends on preferred stock are $.740 million for all years presented.

See Notes to Consolidated Financial Statements

50    Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2005	2004
Assets
Cash and due from banks	$3,078	2,561
Available-for-sale and other securities (amortized cost: 2005-$22,533 and 2004-$24,801)	21,924	24,687
Held-to-maturity securities (fair value: 2005-$389 and 2004-$255)	389	255
Trading securities	117	77
Other short-term investments	158	532
Loans held for sale	1,304	559
Portfolio loans and leases:
Commercial loans	19,174	16,058
Construction loans	7,037	4,726
Commercial mortgage loans	9,188	7,636
Commercial lease financing	4,852	4,634
Residential mortgage loans	7,152	6,988
Consumer loans	22,084	18,923
Consumer lease financing	1,751	2,273
Unearned income	(1,313)	(1,430)

Total portfolio loans and leases	69,925	59,808
Allowance for loan and lease losses	(744)	(713)

Total portfolio loans and leases, net	69,181	59,095
Bank premises and equipment	1,726	1,315
Operating lease equipment	143	304
Accrued interest receivable	511	397
Goodwill	2,169	979
Intangible assets	208	150
Servicing rights	441	352
Other assets	3,876	3,193

Total Assets	$105,225	94,456

Liabilities
Deposits:
Demand	$14,609	13,486
Interest checking	18,282	19,481
Savings	11,276	8,310
Money market	6,129	4,321
Other time	9,313	6,837
Certificates - $100,000 and over	4,343	2,121
Foreign office	3,482	3,670

Total deposits	67,434	58,226
Federal funds purchased	5,323	4,714
Short-term bank notes	—	775
Other short-term borrowings	4,246	4,537
Accrued taxes, interest and expenses	2,142	2,216
Other liabilities	1,407	1,081
Long-term debt	15,227	13,983

Total Liabilities	95,779	85,532

Shareholders’ Equity
Common stock (a)	1,295	1,295
Preferred stock (b)	9	9
Capital surplus	1,827	1,934
Retained earnings	8,007	7,269
Accumulated other comprehensive income	(413)	(169)
Treasury stock	(1,279)	(1,414)

Total Shareholders’ Equity	9,446	8,924

Total Liabilities and Shareholders’ Equity	$105,225	94,456

(a)	Stated value $2.22 per share; authorized 1,300,000,000; outstanding at 2005 - 555,623,430 (excludes 27,803,674 treasury shares) and 2004 - 557,648,989 (excludes 25,802,702 treasury shares).

(b)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Consolidated Financial Statements

Fifth Third Bancorp    51

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2002	$1,295	9	2,010	5,465	369	(544)	8,604
Net income				1,665			1,665
Other comprehensive income					(489)		(489)

Comprehensive income							1,176
Cash dividends declared:
Common stock at $1.13 per share				(645)			(645)
Preferred stock				(1)			(1)
Shares acquired for treasury						(655)	(655)
Stock-based compensation expense			110				110
Stock-based awards exercised, including treasury shares issued			(136)			233	97
Loans issued related to the exercise of stock-based awards, net			(34)				(34)
Change in corporate tax benefit related to stock-based compensation			18				18
Other			(4)	(3)		4	(3)

Balance at December 31, 2003	1,295	9	1,964	6,481	(120)	(962)	8,667
Net income				1,525			1,525
Other comprehensive income					(49)		(49)

Comprehensive income							1,476
Cash dividends declared:
Common stock at $1.31 per share				(735)			(735)
Preferred stock				(1)			(1)
Shares acquired for treasury						(987)	(987)
Stock-based compensation expense			87				87
Restricted stock grants			(33)			33	—
Stock-based awards exercised, including treasury shares issued			(133)			222	89
Change in corporate tax benefit related to stock-based compensation			11				11
Shares issued in business combinations			36			281	317
Other			2	(1)		(1)	—

Balance at December 31, 2004	1,295	9	1,934	7,269	(169)	(1,414)	8,924
Net income				1,549			1,549
Other comprehensive income					(244)		(244)

Comprehensive income							1,305
Cash dividends declared:
Common stock at $1.46 per share				(810)			(810)
Preferred stock				(1)			(1)
Shares acquired for treasury			97			(1,746)	(1,649)
Stock-based compensation expense			65				65
Restricted stock grants			(43)			43	—
Stock-based awards exercised, including treasury shares issued			(121)			206	85
Loans repaid related to the exercise of stock-based awards, net			11				11
Change in corporate tax benefit related to stock-based compensation			6				6
Shares issued in business combinations	11		85			1,413	1,509
Retirement of shares	(11)		(208)			219	—
Other			1				1

Balance at December 31, 2005	$1,295	9	1,827	8,007	(413)	(1,279)	9,446

See Notes to Consolidated Financial Statements

52    Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2005	2004	2003
Operating Activities
Net Income	$1,549	1,525	1,665
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	330	268	399
Minority interest in net income	—	—	20
Cumulative effect of change in accounting principle, net of tax	—	—	11
Depreciation, amortization and accretion	405	459	550
Stock-based compensation expense	65	87	110
(Benefit) provision for deferred income taxes	(16)	(13)	295
Realized securities gains	(46)	(58)	(150)
Realized securities gains - non-qualifying hedges on mortgage servicing rights	—	—	(3)
Realized securities losses	7	95	69
Proceeds from sales/transfers of residential mortgage and other loans held for sale	9,697	6,824	16,280
Net gains on sales of loans	(162)	(112)	(340)
Increase in residential mortgage and other loans held for sale	(7,084)	(4,788)	(10,501)
(Increase) decrease in trading securities	(40)	259	(37)
Net gain on divestitures	—	(91)	(40)
(Increase) decrease in accrued interest receivable	(96)	16	45
Increase in other assets	(826)	(877)	(656)
Increase (decrease) in accrued taxes, interest and expenses	48	(26)	253
Increase (decrease) in other liabilities	355	(73)	135

Net Cash Provided by Operating Activities	4,186	3,495	8,105

Investing Activities
Proceeds from sales of available-for-sale securities	5,912	11,331	22,522
Proceeds from calls, paydowns and maturities of available-for-sale securities	5,271	6,234	9,264
Purchases of available-for-sale securities	(7,785)	(13,425)	(36,123)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	48	42	18
Purchases of held-to-maturity securities	(181)	(148)	(92)
Decrease (increase) in other short-term investments	402	(264)	33
Increase in loans and leases	(9,896)	(7,749)	(10,651)
Decrease in operating lease equipment	124	357	214
Purchases of bank premises and equipment	(437)	(391)	(284)
Proceeds from disposal of bank premises and equipment	56	23	26
Cash received on divestitures	—	233	67
Cash acquired in business combination	242	29	—

Net Cash Used In Investing Activities	(6,244)	(3,728)	(15,006)

Financing Activities
Increase in core deposits	3,874	3,327	1,908
Increase (decrease) in certificates - $100,000 and over, including foreign office	1,491	(2,962)	2,978
Increase (decrease) in federal funds purchased	130	(2,238)	2,180
(Decrease) increase in short-term bank notes	(775)	275	500
(Decrease) increase in other short-term borrowings	(687)	(1,210)	2,093
Proceeds from issuance of long-term debt	4,665	11,128	1,095
Repayment of long-term debt	(3,782)	(6,283)	(2,159)
Payment of cash dividends	(794)	(704)	(631)
Exercise of stock-based awards, net	96	89	63
Purchases of treasury stock	(1,649)	(987)	(655)
Other	6	—	(3)

Net Cash Provided by Financing Activities	2,575	435	7,369

Increase in Cash and Due from Banks	517	202	468
Cash and Due from Banks at Beginning of Year	2,561	2,359	1,891

Cash and Due from Banks at End of Year	$3,078	2,561	2,359

Cash Payments
Interest	$1,952	1,096	1,112
Federal income taxes	659	693	432
Supplemental Cash Flow Information
Transfer from portfolio loans to loans held for sale, net	3,399	605	3,959
Business Acquisitions:
Fair value of tangible assets acquired (noncash)	5,149	921	—
Goodwill and identifiable intangible assets acquired	1,297	282	—
Liabilities assumed	(5,179)	(916)	—
Stock options	(63)	(36)	—
Common stock issued	(1,446)	(281)	—
Securitizations:
Capitalized servicing rights	—	9	9
Residual interest	—	21	28
Available-for-sale securities retained	—	21	—
Reclassification of minority interest to long-term debt	—	—	482
Consolidation of special purpose entity:
Operating leases	—	—	1,068
Long-term debt	—	—	1,109
Other assets/liabilities, net	—	—	25

See Notes to Consolidated Financial Statements

Fifth Third Bancorp    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Fifth Third Bancorp (“Bancorp”), an Ohio corporation, conducts its principal lending, deposit gathering, transaction processing and service advisory activities through its banking and non-banking subsidiaries from 1,119 banking centers located throughout Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Bancorp does not possess, nor can it exert, significant influence or control, are accounted for by the equity method and not consolidated; those in which there is less than 20% ownership are generally carried at the lower of cost or fair value. All material intercompany transactions and balances have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income and other noninterest income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Bancorp’s intent and ability to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statements of Income.

Loans and Leases

Interest income on loans and leases is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial, construction and mortgage loans is discontinued when there is a clear indication the borrower’s cash flow may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection. Consumer loans and revolving lines of credit for equity lines that have principal and interest payments that have become past due one hundred and twenty days and credit cards that have principal and interest payments that have become past due one hundred and eighty days are charged off to the allowance for loan and lease losses. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection.

Loan and lease origination and commitment fees and certain direct loan and lease origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases or commitments as a yield adjustment.

Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment. Interest income on leveraged leases is recognized over the term of the lease to achieve a constant rate of return on the outstanding investment in the lease, net of the related deferred income tax liability, in the years in which the net investment is positive.

Conforming residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. Residential mortgage loans held for sale are valued at the lower of aggregate cost or fair value. Loans held for sale that qualify for fair value hedge accounting are carried at fair value. Fair value is based on the contract price at which the mortgage loans will be sold. The Bancorp generally has commitments to sell residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue upon delivery.

Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.

Other Real Estate Owned

Other real estate owned (“OREO”), which is included in other assets, represents property acquired through foreclosure or other proceedings. OREO is carried at the lower of cost or fair value, less costs to sell. All property is periodically evaluated and reductions in fair value are recognized in other noninterest expense in the Consolidated Statements of Income.

Allowance for Loan and Lease Losses

The Bancorp maintains an allowance to absorb probable loan and lease losses inherent in the portfolio. The allowance is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan and lease losses are based on the Bancorp’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of the allowance, the Bancorp estimates losses using a range derived from “base” and “conservative” estimates.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s

54    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective interest rate or fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default analyses are not separated in the ten grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk.

Homogenous loans and leases, such as consumer installment, residential mortgage and automobile leases are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Loans acquired by the Bancorp through a purchase business combination are evaluated for possible credit impairment. Reduction to the carrying value of the acquired loans as a result of credit impairment is recorded as an adjustment to goodwill. The Bancorp does not carry over the acquired company’s allowance for loan and lease losses nor does the Bancorp add to its existing allowance for the acquired loans as part of purchase accounting.

The Bancorp’s primary market areas for lending are Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Bancorp’s customers.

In the current year, the Bancorp has not substantively changed any aspect to its overall approach in the determination of allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and credit grade migration. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense.

Loan Sales and Securitizations

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and in some cases, a cash reserve account, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used if available. If quotes are not available for retained interests, the Bancorp calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third-party data sources for the key assumptions, including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of noninterest income in the Consolidated Statements of Income. Retained interests from securitized or sold loans, excluding servicing rights, are carried at fair value. Adjustments to fair value for retained interests classified as available-for-sale securities are included in accumulated other comprehensive income or in noninterest income in the Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Adjustments to fair value for retained interests classified as trading securities are recorded within noninterest income in the Consolidated Statements of Income.

Servicing rights resulting from residential mortgage, home equity line of credit and automotive loan sales are amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue and other noninterest income, respectively, in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying loans, the weighted-average life of the loans, the discount rate and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified based on the financial asset type and interest rates. In addition, the Bancorp obtains an independent third-party valuation of the mortgage servicing portfolio on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Bank Premises and Equipment

Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets for book purposes, while accelerated depreciation is used for income tax purposes. Amortization of leasehold improvements is computed using the

Fifth Third Bancorp    55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. In accordance with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Bancorp tests its long-lived assets for impairment through both a probability-weighted and primary-asset approach whenever events or changes in circumstances dictate. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred.

Derivative Financial Instruments

The Bancorp accounts for its derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. On the date the Bancorp enters into a derivative contract, the Bancorp designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in fair values are reported in current period net income.

Prior to entering a hedge transaction, the Bancorp formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in net income.

Taxes

The Bancorp estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Bancorp conducts business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year. The estimated income tax expense is recorded in the Consolidated Statements of Income.

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheet. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized subject to management judgment that realization is more likely than not.

Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As described in greater detail in Note 13, the Internal Revenue Service is currently challenging the Bancorp’s tax treatment of certain leasing transactions. For additional information, see Note 22.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share are computed by dividing adjusted net income available to common shareholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent the assumed conversion of convertible preferred stock and the exercise of stock-based awards.

Other

Securities and other property held by Fifth Third Investment Advisors, a division of the Bancorp’s banking subsidiaries, in a fiduciary or agency capacity are not included in the Consolidated Balance Sheets because such items are not assets of the subsidiaries. Investment advisory revenue in the Consolidated Statements of Income is recognized on the accrual basis. Investment advisory service revenues are recognized monthly based on a fee charged per transaction processed and a fee charged on the market value of ending account balances associated with individual contracts.

The Bancorp recognizes revenue from its electronic payment processing services on an accrual basis as such services are performed, recording revenues net of certain costs (primarily interchange fees charged by credit card associations) not controlled by the Bancorp.

Acquisitions of treasury stock are carried at cost. Reissuance of shares in treasury for acquisitions, exercises of stock-based awards or other corporate purposes is recorded based on the specific identification method.

Advertising costs are generally expensed as incurred.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2004, the Bancorp adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148. As a result, financial information for all periods prior to 2004 has been restated to reflect the compensation expense that would have been recognized had the fair value method of accounting been applied to all awards granted to employees after January 1, 1995.

The weighted-average fair value of options granted was $9.31, $14.11 and $18.27 in 2005, 2004 and 2003, respectively. The fair

56    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004 and 2003: expected option lives ranging from six to nine years for all three years; expected dividend yield of 3.5%, 2.3% and 1.6%, respectively; expected volatility of 26%, 28%, and 28%, respectively, and risk-free interest rates of 4.3%, 3.9% and 4.4%, respectively.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. As the Bancorp has previously adopted the fair value recognition provisions of SFAS No. 123 and the retroactive restatement method described in SFAS No. 148, the adoption of this Statement will not have a material impact on the Bancorp’s Consolidated Financial Statements. For further information on stock-based compensation see Note 18.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (“VIEs”) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s residual returns if they occur, or both. Qualifying Special Purpose Entities (“QSPEs”) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date.

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities-an interpretation of ARB 51 (revised December 2003),” which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIEs. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The Bancorp early adopted the provisions of FIN 46 on July 1, 2003. The Bancorp provided full credit recourse to an unrelated and unconsolidated asset-backed SPE in conjunction with the sale and subsequent leaseback of leased autos. The unrelated and unconsolidated asset-backed SPE was formed for the sole purpose of participating in the sale-leaseback transactions with the Bancorp. Based on this credit recourse, the Bancorp is deemed to be the primary beneficiary as it maintains the majority of the variable interests in this SPE and was therefore required to consolidate the entity. Early adoption of FIN 46 required the Bancorp to consolidate these operating lease assets and a corresponding liability as well as recognize an after-tax cumulative effect charge of $11 million ($.02 per diluted share) representing the difference between the carrying value of the leased autos sold and the carrying value of the newly consolidated obligation as of July 1, 2003. As of December 31, 2005, the outstanding balance of leased autos sold was approximately $54 million. Consolidation of these operating lease assets did not impact risk-based capital ratios or net income trends; however lease payments on the operating lease assets are now reflected as a component of noninterest income and depreciation expense is now reflected as a component of noninterest expense. The Bancorp also early adopted the provisions of FIN 46 related to the consolidation of two wholly-owned finance entities involved in the issuance of trust preferred securities. Effective July 1, 2003, the Bancorp deconsolidated the wholly owned issuing trust entities resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations that exist between the Bancorp and the issuing trust entities. See Note 14 for discussion of certain guarantees that the Bancorp has provided for the benefit of the wholly-owned issuing trust entities related to their debt obligations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity, or in some cases, presented between the liabilities section and the equity section of the statement of financial position. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement on July 1, 2003 required a reclassification of a minority interest to long-term debt and its corresponding minority interest expense to interest expense, relating to preferred stock issued during 2001 by a subsidiary of the Bancorp. The existence of the mandatory redemption feature of this issue upon its mandatory conversion to trust preferred securities necessitated these reclassifications and did not result in any change in bottom line income statement trends.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination and for which a loss is deemed probable of occurring. SOP 03-3 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows including interest income, to be recognized over the life of the loan. SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans within its scope considered in the future cash flows assessment. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004 and has not had a material effect on the Bancorp’s Consolidated Financial Statements.

In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into on or before March 31, 2004. Adoption of this SAB did not have a material effect on the Bancorp’s Consolidated Financial Statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-

Fifth Third Bancorp    57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. In September 2004, the FASB issued Staff Position (“FSP”) No. EITF 03-01-1, “Effective Date of Paragraphs 10-20 of EITF 03-01.” This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material effect on the Bancorp’s Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on the Bancorp’s Consolidated Financial Statements.

In July 2005, the FASB released a proposed Staff Position (“FSP”) FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This proposed FSP would amend SFAS No. 13, “Accounting for Leases,” and would apply to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under the proposed FSP, if during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. Upon adoption of the proposed FSP, the change in the net investment balance resulting from the recalculation would be recognized as a cumulative effect of a change in accounting principle. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. The Bancorp continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Bancorp believes a resolution may involve a projected change in the timing of these leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, this proposed amendment to SFAS No. 13 in its current form would impact the timing of cumulative income recognized. In December 2005, the effective date of the proposed Exposure Draft was delayed from its original effective date as of the end of the first fiscal year ending after December 15, 2005. Although the FSP has not yet been finalized, the Bancorp is currently in the process of evaluating the potential impact on its Consolidated Financial Statements.

In July 2005, the FASB released an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement 109.” The Exposure Draft contains proposed guidance on the recognition and measurement of uncertain tax positions. Any initial de-recognition amounts will be reported as a cumulative effect of a change in accounting principle. In October 2005, the effective date of the Exposure Draft was delayed and in January 2006, the FASB staff concluded it will be effective as of the beginning of the first annual period beginning after December 15, 2006. A final Interpretation is expected to be issued during the first quarter of 2006. The Bancorp has not yet evaluated the potential impact of the Exposure Draft on its Consolidated Financial Statements.

In August 2005, the FASB issued an Exposure Draft, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Exposure Draft would amend FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and would require that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Exposure Draft would permit the Bancorp to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. In November 2005, the FASB announced the effective date of the Exposure Draft had been delayed and would be effective for fiscal years beginning after September 15, 2006. The Bancorp is currently in the process of determining which methodology to use to value recognized servicing assets and liabilities and therefore has not yet determined the potential impact of the Exposure Draft on its Consolidated Financial Statements.

58    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2005, the FASB issued an Exposure Draft, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This Exposure Draft would amend FASB Statement No. 140 by addressing the criteria necessary for obtaining sales accounting on the transfer of all or a portion of financial assets as well as the requirements for qualification as a QSPE. The proposed changes to the criteria for obtaining sales accounting include a requirement that all arrangements or agreements, including those entered into subsequent to the sale, made in connection with the transfer of financial assets be considered in the determination of whether the financial assets were legally isolated from the transferor and its consolidated affiliates, the establishment of additional conditions for obtaining sales treatment on the transfer of a portion of a financial asset and the requirement that a transferee maintain the right to pledge or exchange the assets it receives and no condition exists that constrains the transferee from taking advantage of its right to pledge or exchange its assets, or provides more than a trivial benefit to the transferor. The proposed changes to the requirements for qualifying as a QSPE include prohibiting a QSPE from holding equity instruments, unless the equity instruments were received as a result of the efforts to collect its financial assets, as well as a requirement to evaluate whether a combination of involvements with a QSPE provide the holder of those involvements with an opportunity to obtain a more than trivial incremental benefit relative to the benefit that would be obtained if separate parties had those same involvements. In December 2005, the FASB announced the effective date of the Exposure Draft had been delayed. The final Statement is expected to be issued in the second quarter of 2006. Although the Bancorp is still evaluating the potential impact of the Exposure Draft on its Consolidated Financial Statements, in its current form the Exposure Draft will require the consolidation of an unconsolidated QSPE that is wholly owned by an independent third-party, unless certain aspects of the current operational nature of the QSPE are modified. The outstanding balance of commercial loans transferred by the Bancorp to the QSPE was approximately $2.8 billion at December 31, 2005.

In September 2005, the FASB issued an Exposure Draft, “Earnings Per Share, an amendment of FASB Statement No. 128.” This Exposure Draft would amend FASB Statement No. 128, “Earnings Per Share,” to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and contingently issuable shares. The proposed Exposure Draft as currently drafted would be effective for interim and annual periods ending after June 15, 2006. Retrospective application would be required for all changes to FASB Statement No. 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. Although the Bancorp does not expect adoption of this Statement to have a material effect on its Consolidated Financial Statements, this Exposure Draft, in its current form, will impact the Bancorp’s calculation of basic and diluted earnings per share.

2. SECURITIES

The following table provides a breakdown of the securities portfolio as of December 31:

	2005				2004
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$506	—	(21)	485	503	—	(12)	491
U.S. Government sponsored agencies	2,034	—	(69)	1,965	2,036	3	(26)	2,013
Obligations of states and political subdivisions	657	19	—	676	823	41	(1)	863
Agency mortgage-backed securities	16,127	12	(502)	15,637	17,571	89	(215)	17,445
Other bonds, notes and debentures	2,119	3	(45)	2,077	2,862	23	(9)	2,876
Other securities(a)	1,090	1	(7)	1,084	1,006	1	(8)	999

Total	$22,533	35	(644)	21,924	24,801	157	(271)	24,687

Held-to-maturity:
Obligations of states and political subdivisions	$378	—	—	378	245	—	—	245
Other debt securities	11	—	—	11	10	—	—	10

Total	$389	—	—	389	255	—	—	255

(a)	Includes FHLB and Federal Reserve Bank restricted stock holdings carried at cost.

The amortized cost and approximate fair value of securities at December 31, 2005, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Under 1 year	$83	83	7	7
1-5 years	1,898	1,852	25	25
6-10 years	1,532	1,502	292	292
Over 10 years	17,930	17,403	65	65
Other securities	1,090	1,084	—	—

Total	$22,533	21,924	389	389

Fifth Third Bancorp    59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the gross unrealized loss and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2005
U.S. Treasury and Government agencies	$—	—	477	(21)	477	(21)
U.S. Government sponsored agencies	654	(21)	1,252	(48)	1,906	(69)
Agency mortgage-backed securities	7,523	(205)	7,646	(297)	15,169	(502)
Other bonds, notes and debentures	1,800	(39)	178	(6)	1,978	(45)
Other securities	64	(7)	—	—	64	(7)

Total	$10,041	(272)	9,553	(372)	19,594	(644)

2004
U.S. Treasury and Government agencies	$—	—	485	(12)	485	(12)
U.S. Government sponsored agencies	1,092	(8)	634	(18)	1,726	(26)
Obligations of states and political subdivisions	13	(1)	—	—	13	(1)
Agency mortgage-backed securities	7,510	(84)	5,706	(131)	13,216	(215)
Other bonds, notes and debentures	1,234	(8)	76	(1)	1,310	(9)
Other securities	47	(5)	28	(3)	75	(8)

Total	$9,896	(106)	6,929	(165)	16,825	(271)

At December 31, 2005, 92% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by the U.S. Treasury and Government agencies, U.S. Government sponsored agencies and agency mortgage-backed securities. The Bancorp believes the price movements in these securities are dependent upon movements in market interest rates, particularly given the negligible inherent credit risk for these securities. At December 31, 2005, less than one percent of unrealized losses in the available-for-sale security portfolio were represented by non-rated securities.

At December 31, 2005 and 2004, securities with a fair value of $14.5 billion and $17.8 billion, respectively, were pledged to secure borrowings, public deposits, trust funds and for other purposes as required or permitted by law.

Unrealized gains (losses) on trading securities held at December 31, 2005 and 2004 were not material to the Consolidated Financial Statements.

3. LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the total loans and leases as of December 31:

	2005			2004
($ in millions)	Gross	Unearned Income	Net	Gross	Unearned Income	Net
Loans held for sale:
Commercial loans	$125	—	125	—	—	—
Commercial leases	3	—	3	—	—	—
Residential mortgage	1,144	—	1,144	545	—	545
Other consumer loans	32	—	32	14	—	14

Total loans held for sale	$1,304	—	1,304	559	—	559

Portfolio loans and leases(a):
Commercial:
Commercial loans	$19,174	—	19,174	16,058	—	16,058
Construction loans	6,342	—	6,342	4,348	—	4,348
Commercial mortgage	9,188	—	9,188	7,636	—	7,636
Commercial lease financing	4,852	(1,157)	3,695	4,634	(1,208)	3,426

Total commercial	39,556	(1,157)	38,399	32,676	(1,208)	31,468

Consumer:
Residential mortgage	7,152	—	7,152	6,988	—	6,988
Residential construction loans	695	—	695	378	—	378
Credit card	866	—	866	843	—	843
Home equity	12,000	—	12,000	10,508	—	10,508
Other consumer loans	9,218	—	9,218	7,572	—	7,572
Consumer lease financing	1,751	(156)	1,595	2,273	(222)	2,051

Total consumer	31,682	(156)	31,526	28,562	(222)	28,340

Total portfolio loans and leases	$71,238	(1,313)	69,925	61,238	(1,430)	59,808

(a) At December 31, 2005 and 2004, deposit overdrafts of $56 million and $57 million, respectively, were included in portfolio loans.

The following is a summary of the gross investment in lease financing at December 31:

($ in millions)	2005	2004
Direct financing leases	$4,141	4,474
Leveraged leases	2,462	2,433

Total	$6,603	6,907

60    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the investment in lease financing at December 31:

($ in millions)	2005	2004
Rentals receivable, net of principal and interest on nonrecourse debt	$4,620	4,749
Estimated residual value of leased assets	1,983	2,158

Gross investment in lease financing	6,603	6,907
Unearned income	(1,313)	(1,430)

Net investment in lease financing	$5,290	5,477

At December 31, 2005, the minimum future lease payments receivable for each of the years 2006 through 2010 were $1.3 billion, $1.1 billion, $.8 billion, $.6 billion and $.4 billion, respectively.

Transactions in the allowance for loan and lease losses for the years ended December 31:

($ in millions)	2005	2004	2003
Balance at January 1	$713	697	683
Losses charged off	(373)	(321)	(380)
Recoveries of losses previously charged off	74	69	68

Net charge-offs	(299)	(252)	(312)
Provision for loan and lease losses	330	268	399
Reclassification of reserve for unfunded commitments	—	—	(73)

Balance at December 31	$744	713	697

At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments was reclassified to conform to the current presentation. See Note 1 for a discussion of the reserve for unfunded commitments.

As of December 31, 2005, impaired loans, under SFAS No. 114, with a valuation allowance totaled $147 million and impaired loans without a valuation allowance totaled $77 million. The total valuation allowance on the impaired loans at December 31, 2005 was $54 million. As of December 31, 2004, impaired loans with a valuation allowance totaled $108 million and impaired loans without a valuation allowance totaled $54 million. The total valuation allowance on the impaired loans at December 31, 2004 was $28 million.

Average impaired loans, net of valuation allowances, were $169 million in 2005, $140 million in 2004 and $166 million in 2003. Cash basis interest income recognized on those loans during each of the years was immaterial.

4. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2005	2004
Land and improvements		$373	265
Buildings	5 to 50 yrs.	1,125	933
Equipment	3 to 20 yrs.	960	811
Leasehold improvements	3 to 30 yrs.	204	175
Construction in progress		195	133
Accumulated depreciation and amortization		(1,131)	(1,002)

Total		$1,726	1,315

Depreciation and amortization expense related to bank premises and equipment was $161 million in 2005, $130 million in 2004 and $106 million in 2003.

Occupancy expense has been reduced by rental income from leased premises of $12 million in 2005, $12 million in 2004 and $14 million in 2003.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements with respect to bank premises and equipment. The minimum annual rental commitments under noncancelable lease agreements for land and buildings at December 31, 2005, exclusive of income taxes and other charges, are $65 million in 2006, $63 million in 2007, $60 million in 2008, $56 million in 2009, $50 million in 2010 and $315 million in 2011 and subsequent years.

Rental expense for cancelable and noncancelable leases was $68 million for 2005, $57 million for 2004 and $56 million for 2003.

5. GOODWILL

Changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2005 and 2004 were as follows:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Total
Balance at December 31, 2003	$188	234	99	217	738
Acquisition	185	78	4	—	267
Divestiture	—	—	—	(26)	(26)

Balance at December 31, 2004	373	312	103	191	979
Acquisition	498	668	24	—	1,190

Balance at December 31, 2005	$871	980	127	191	2,169

SFAS No. 142, “Goodwill and Other Intangible Assets,” issued in June 2001, discontinued the practice of amortizing goodwill and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. The Bancorp completed its most recent annual goodwill impairment test required by this Statement as of September 30, 2005 and determined that no impairment exists.

In the table above, acquisition activity includes acquisitions in the respective year plus purchase accounting adjustments related to previous acquisitions.

Fifth Third Bancorp    61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INTANGIBLE ASSETS

Intangible assets consist of servicing rights, core deposits, customer lists and non-compete agreements. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives, generally over a period of up to 25 years. The Bancorp reviews core deposit and other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Detail of the Bancorp’s intangible assets as of December 31:

	2005			2004
($ in millions)	Gross Carrying Amount	Accumulated Amortization(a)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization (a)	Net Carrying Amount
Mortgage servicing rights	$1,075	(642)	433	940	(601)	339
Other consumer and commercial servicing rights	22	(14)	8	22	(9)	13
Core deposits	432	(244)	188	347	(204)	143
Other intangible assets	29	(9)	20	9	(2)	7

Total	$1,558	(909)	649	1,318	(816)	502

(a)	Accumulated amortization for mortgage servicing rights includes a $46 million and $79 million valuation allowance at December 31, 2005 and 2004, respectively.

As of December 31, 2005, all of the Bancorp’s intangible assets were being amortized. Amortization expense of $125 million, $130 million and $216 million, respectively, was recognized on intangible assets (including servicing rights) for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense, including servicing rights, is $110 million in 2006, $93 million in 2007, $81 million in 2008, $69 million in 2009 and $59 million in 2010.

7. SERVICING RIGHTS

Changes in capitalized servicing rights for the years ended December 31:

($ in millions)	2005	2004
Balance at January 1	$352	299
Amount capitalized	135	94
Amortization	(79)	(101)
Servicing valuation recovery	33	60

Balance at December 31	$441	352

Changes in the servicing rights valuation allowance for the years ended December 31:

($ in millions)	2005	2004
Balance at January 1	$(79)	(152)
Servicing valuation recovery	33	60
Permanent impairment write-off	—	13

Balance at December 31	$(46)	(79)

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of various available-for-sale securities (primarily principal only strips) and free-standing derivatives (principal only swaps, swaptions and interest rate swaps). The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The volatility of longer-term interest rates during 2005 and 2004 and the resulting impact of changing prepayment speeds led to the recovery of $33 million and $60 million, respectively, in temporary impairment on the MSR portfolio. In addition, the Bancorp recognized a net loss of $23 million and $10 million in 2005 and 2004, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of December 31, 2005 and 2004, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $4 million and $7 million, respectively, and other liabilities included a fair value of $10 million and $3 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $1.5 billion and $1.9 billion as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the available-for-sale securities portfolio included $197 million in instruments related to the non-qualified hedging strategy.

During the second quarter of 2004, interest rate movement expectations and corresponding increased prepayment speeds resulted in the Bancorp determining a portion of the MSR portfolio was permanently impaired, resulting in a write-off of $13 million in MSRs against the related valuation allowance. Temporary changes in the MSR valuation allowance are captured as a component of mortgage banking net revenue in the Consolidated Statements of Income.

The estimated fair value of capitalized servicing rights was $466 million and $353 million at December 31, 2005 and 2004, respectively. The Bancorp serviced $25.7 billion and $23.0 billion of residential mortgage loans and $.9 billion and $1.3 billion of consumer loans for other investors at December 31, 2005 and 2004, respectively.

62    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. DERIVATIVES

The Bancorp maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Bancorp’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Interest rate floors protect against declining rates, while rate caps protect against rising interest rates. Forward contracts are contracts in which the buyer agrees to purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Options provide the purchaser with the right, but not the obligation, to purchase or sell a contracted item during a specified period at an agreed upon price. Swaptions, which have the features of a swap and an option, allow, but do not require, counterparties to exchange streams of payments over a specified period of time.

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal only swaps, swaptions, floors, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed-rate MSR portfolio. Principal only swaps are total return swaps based on changes in the value of the underlying mortgage principal only trust.

The Bancorp also enters into foreign exchange contracts and interest rate swaps, floors and caps for the benefit of commercial customers. The Bancorp may economically hedge significant exposures related to these commercial customer free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Bancorp’s exposure to the replacement value of the contracts rather than the notional, principal or contract amounts. The Bancorp minimizes the credit risk through credit approvals, limits and monitoring procedures. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers.

Fair Value Hedges

The Bancorp enters into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the years ended December 31, 2005 and 2004, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on the shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps accounted for as a fair value hedge, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and the long-term debt. If any of the interest rate swaps do not qualify for the shortcut method of accounting, the ineffectiveness is reported within interest expense in the Consolidated Statements of Income.

For the years ended December 31, 2005 and 2004, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Bancorp’s Consolidated Statements of Income.

During 2005 and 2004, the Bancorp terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of termination was recognized as a premium or discount on the previously hedged long-term debt and is being amortized as an adjustment to yield.

The Bancorp also enters into forward contracts to hedge the forecasted sale of its residential mortgage loans. For the years ended December 31, 2005 and 2004, the Bancorp met certain criteria to qualify for matched terms accounting as defined in SFAS No. 133, on the hedged loans for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Consolidated Balance Sheets.

As of December 31, 2005, there were no instances of designated hedges no longer qualifying as fair value hedges. The following table reflects the market value of all fair value hedges included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2005	2004
Included in other assets:
Interest rate swaps related to debt	$21	49

Included in other liabilities:
Interest rate swaps related to debt	103	44
Forward contracts related to mortgage loans held for sale	3	1

Total included in other liabilities	$106	45

Cash Flow Hedges

The Bancorp enters into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into forward contracts to hedge certain forecasted transactions. As of December 31, 2005 and 2004, $13 million and $33 million, respectively, in net deferred losses, net of tax, related to cash flow hedges were recorded in accumulated other comprehensive income. Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. As of December 31, 2005, $15 million in deferred losses, net of tax, on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

The Bancorp has no outstanding cash flow hedges converting floating-rate debt to fixed-rate as of December 31, 2005 and less than $1 million included in other liabilities as of December 31, 2004. During the years ended December 31, 2005 and 2004, the Bancorp terminated certain derivatives qualifying as cash flow hedges. The fair value of these contracts, net of tax, is included in accumulated other comprehensive income and is being amortized over the designated hedging periods, which range from 5 months to 13 years. For the year ended December 31, 2005, there were no instances of designated hedges no longer qualifying as cash flow hedges.

Free-Standing Derivative Instruments

The Bancorp enters into various derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting.

Fifth Third Bancorp    63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and various other derivative contracts for the benefit of commercial customers. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

The Bancorp also enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The Bancorp does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment.

Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged with forward contracts.

The Bancorp also enters into a combination of free-standing derivative instruments (principal only swaps, swaptions and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Additionally, the Bancorp occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. Revaluation gains and losses on interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are recorded as a component of mortgage banking net revenue, revaluation gains and losses on foreign exchange derivative contracts, other customer derivative contracts and interest rate risk derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income. The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments for the years ended December 31 are summarized in the table below:

($ in millions)	2005	2004	2003
Foreign exchange contracts	$52	45	35
Interest rate lock commitments and forward contracts related to interest rate lock commitments	(1)	1	(1)
Derivative instruments related to MSR portfolio	(23)	(10)	15
Derivative instruments related to interest rate risk	3	7	6

The following table reflects the market value of all free-standing derivatives included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2005	2004
Included in other assets:
Foreign exchange contracts	$118	168
Interest rate contracts for customers	48	46
Interest rate lock commitments	1	1
Derivative instruments related to MSR portfolio	4	7

Total included in other assets	$171	222

Included in other liabilities:
Foreign exchange contracts	$104	137
Interest rate contracts for customers	48	46
Interest rate lock commitments	—	1
Forward contracts related to interest rate lock commitments	1	—
Derivative instruments related to MSR portfolio	10	3

Total included in other liabilities	$163	187

The following table summarizes the Bancorp’s derivative instrument positions (excluding $20.3 billion in notional amount from the customer accommodation program) at December 31, 2005:

($ in millions)	Notional Amount	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$3,595	82	4.51%	4.40%
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale	799	1
Mortgage servicing rights portfolio:
Principal only swaps	71	12		4.18
Interest rate swaps – Receive fixed/pay floating	595	91	4.72	4.38
Interest rate swaps – Receive floating/pay fixed	355	111	4.39	4.85
Written swaptions	200	2		4.85
Purchased swaptions	325	4	5.15

Total	$5,940

64    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31, 2005:

($ in millions)	2005	2004
Bank owned life insurance	$1,865	1,573
Accounts receivable and drafts-in-process	1,073	916
Partnership investments	388	183
Derivative instruments	192	271
Prepaid pension and other expenses	188	61
Other real estate owned	54	63
Other	116	126

Total	$3,876	3,193

10. SHORT-TERM BORROWINGS

Borrowings with original maturities of one year or less are classified as short term. Federal funds purchased are excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Bank notes are promissory notes issued by the Bancorp’s subsidiary banks. Other short-term borrowings include securities sold under repurchase agreements, Federal Home Loan Bank advances and other borrowings with original maturities of one year or less. A summary of short-term borrowings and weighted-average rates follows:

	2005		2004		2003
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$5,323	3.93%	$4,714	2.00%	$6,928.91%
Short-term bank notes	—	—	775	2.30	500	1.05
Other short-term borrowings	4,246	2.94	4,537	1.71	5,742.74

Average for the years ending December 31:
Federal funds purchased	$4,225	3.26%	$5,896	1.30%	$7,001	1.14%
Short-term bank notes	248	2.60	1,003	1.46	22	1.06
Other short-term borrowings	5,038	2.74	6,640	1.17	5,350	1.03

Maximum month-end balance:
Federal funds purchased	$6,378		$8,037		$7,768
Short-term bank notes	775		1,275		500
Other short-term borrowings	6,531		8,233		6,907

As of December 31, 2005, the Bancorp had issued $2 million in commercial paper, with unused lines of credit of $98 million available to support commercial paper transactions and other corporate requirements.

Fifth Third Bancorp    65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LONG-TERM DEBT

A summary of long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2005	2004
Parent Company
Senior:
Extendable notes	2007 - 2009	4.35%	$1,749	1,749
Subordinated:
Fixed-rate notes (b)	2018	4.50%	463	469
Junior subordinated:
Fixed-rate debentures (b)	2027	8.136%	219	229
Subsidiaries
Senior:
Fixed-rate bank notes	2007 - 2019	2.70% -5.20%	2,030	2,565
Floating-rate bank notes	2006	4.26%	1,150	1,100
Extendable bank notes	2007 - 2014	4.22% -4.43%	1,199	1,199
Subordinated:
Fixed-rate bank notes (b)	2015	4.75%	497	—
Fixed-rate notes			—	354
FixFloat notes			—	151
Junior subordinated:
Floating-rate debentures (a)	2027	5.05%	103	103
Floating-rate debentures (a)	2033 - 2034	7.29% -7.43%	67	—
Mandatorily redeemable securities (a)	2031	Varies	596	548
Federal Home Loan Bank advances	2006 - 2036	0% - 8.34%	4,790	3,888
Securities sold under repurchase agreements	2007 - 2010	3.54% -7.57%	2,300	1,300
Commercial paper-backed obligations			—	286
Other	2007 - 2032	Varies	64	42

Total			$15,227	13,983

(a)	Qualify as Tier I capital for regulatory capital purposes.

(b)	Qualify as Tier II capital for regulatory capital purposes.

The subordinated fixed-rate notes due in 2018 are the obligation of the Bancorp. The Bancorp entered into an interest rate swap to convert the fixed-rate note to a floating-rate. The rate paid on the swap was 4.41% at December 31, 2005.

The Bancorp issued the 8.136% junior subordinated debentures due in 2027 to Fifth Third Capital Trust I (“FTCT1”). The Bancorp has fully and unconditionally guaranteed all of FTCT1’s obligations under trust preferred securities issued by FTCT1. The trust preferred securities are redeemable beginning in 2007. The Bancorp entered into a swap to convert the fixed-rate debt into floating. The interest rate paid on the swap was 4.99% at December 31, 2005.

The three-month LIBOR plus 80 bp junior subordinated debentures due in 2027 were issued to Old Kent Capital Trust 1 (“OKCT1”). The Bancorp has fully and unconditionally guaranteed all of OKCT1’s obligations under trust preferred securities issued by OKCT1. The trust preferred securities are redeemable beginning in 2007.

Upon the early adoption of FIN 46 effective July 1, 2003, the Bancorp deconsolidated both FTCT1 and OKCT1 resulting in a recharacterization of the underlying consolidated debt obligations from the previous trust preferred securities obligations to junior subordinated debenture obligations.

The three-month LIBOR plus 290 bp and the three-month LIBOR plus 279 bp junior subordinated debentures due in 2033 and 2034, respectively, were assumed by a subsidiary of the Bancorp in connection with the acquisition of First National. The obligations were issued to FNB Statutory Trusts I and II (“STAT I” and “STAT II”), respectively. The Bancorp has fully and unconditionally guaranteed all obligations of STAT I and STAT II under trust preferred securities issued by STAT I and STAT II, respectively.

The senior fixed-rate bank notes due from 2007 to 2019 are the obligations of a subsidiary bank. The maturities of the face value of the senior fixed-rate bank notes is as follows: $375 million in 2007, $500 million in 2008, $145 million in 2009 and $1.1 billion in 2010 and thereafter. The Bancorp entered into swaps to convert the fixed-rate debt into floating. At December 31, 2005, the rates paid on these swaps ranged from 4.20% to 4.42%.

The subordinated fixed-rate bank notes due in 2015 are the obligations of a subsidiary bank. The Bancorp entered into swaps to convert the fixed-rate debt into floating. At December 31, 2005, the rate paid on the swaps ranged from 4.22% to 4.48%.

The mandatorily redeemable securities due 2031 relate to a preferred stock obligation of a subsidiary of the Bancorp. The preferred stock will be automatically exchanged for trust preferred securities in 2031. Beginning five years from the date of issuance, the Bancorp’s subsidiary has the option, subject to regulatory approval, to exchange the preferred stock for trust preferred securities or cash upon a change in the Bancorp’s senior debt rating to or below BBB, a change in the investor’s tax elections or a change to applicable tax law. Upon the adoption of SFAS No. 150 on July 1, 2003, the Bancorp reclassified its previous minority interest obligation to long-term debt and its corresponding minority interest expense to interest expense due to the existence of the mandatory redemption feature.

At December 31, 2005, FHLB advances have rates ranging from 0% to 8.34%, with interest payable monthly. The advances were secured by certain residential mortgage loans and securities totaling $7.8 billion. The advances mature as follows: $1.3 billion in 2006, $1.8 billion in 2007, $20 million in 2008, $.5 billion in 2009 and $1.1 billion in 2010 and thereafter. The Bancorp entered into interest rate swaps with a total notional value of $300 million to convert certain fixed-rate FHLB advances into floating. The interest rates paid on these swaps ranged from 4.37% to 4.38% at December 31, 2005.

At December 31, 2005, securities sold under agreements to repurchase have rates ranging from 3.54% to 7.57%, with interest payable monthly. The repurchase agreements mature as follows: $1.0 billion in 2007, $300 million in 2008, $500 million in 2009 and $500 million in 2010 and thereafter.

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by two subsidiary banks, of which $4.9 billion was outstanding at December 31, 2005 with $15.1 billion available for future issuance. There were no other medium-term senior notes outstanding on either of the two subsidiary banks as of December 31, 2005.

66    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENT LIABILITIES

The Bancorp, in the normal course of business, uses derivatives and other financial instruments to manage its interest rate risks and prepayment risks and to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby and commercial letters of credit, foreign exchange contracts, commitments to sell residential mortgage loans, principal only swaps, interest rate swap agreements, written options and interest rate lock commitments. These instruments involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Consolidated Balance Sheets. As of December 31, 2005, 100% of the Bancorp’s risk management derivatives exposure was to investment grade companies. The contract or notional amounts of these instruments reflect the extent of involvement the Bancorp has in particular classes of financial instruments.

Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. While notional amounts are typically used to express the volume of these transactions, it does not represent the much smaller amounts that are potentially subject to credit risk. Entering into derivative instruments involves the risk of dealing with counterparties and their ability to meet the terms of the contract. The Bancorp controls the credit risk of these transactions through adherence to a derivatives products policy, credit approval policies and monitoring procedures. Collateral, if deemed necessary, is based on management’s credit evaluation of the counterparty and may include business assets of commercial borrowers, as well as personal property and real estate of individual borrowers and guarantors.

A summary of significant commitments and contingent liabilities at December 31:

	Contract or Notional Amount
($ in millions)	2005	2004
Commitments to extend credit	$35,724	31,312
Letters of credit (including standby letters of credit)	7,300	5,923
Foreign exchange contracts for customers:
Spots	190	342
Forwards	5,703	4,624
Written options	765	349
Forward contracts to sell mortgage loans	1,285	739
Principal only swaps	71	130
Interest rate swap agreements	15,401	9,798
Written options	717	437
Interest rate lock commitments	480	328

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2005 and 2004, the Bancorp had a reserve for probable credit losses totaling $69 million and $53 million, respectively, included in other liabilities.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At December 31, 2005, approximately $2.3 billion of standby letters of credit expire within one year, $4.7 billion expire between one to five years and $.3 billion expire thereafter. At December 31, 2005, letters of credit of approximately $26 million were issued to commercial customers for a duration of one year or less to facilitate trade payments in domestic and foreign currency transactions. As of December 31 2005, the Bancorp had a reserve for probable credit losses totaling $1 million included in other liabilities. Approximately 69% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

As discussed in Note 8, the Bancorp’s policy is to enter into derivative contracts to accommodate customers, to offset customer accommodations and to offset its own market risk incurred in the ordinary course of its business. Contingent obligations arising from market risk assumed in derivatives are offset with additional rights contained in other derivatives or contracts, such as loans or borrowings. Certain derivatives provide the Bancorp rights without contingent obligations (purchased options). Other derivatives represent contingent obligations without additional rights (written options, including interest rate lock commitments). Still other derivatives provide additional rights combined with contingent obligations (forward exchange spots and forwards, forward contracts to sell mortgage loans, principal only swaps and interest rate swap agreements). All derivatives that possess a contingent obligation are shown in the table.

There are claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 13 for additional information regarding these proceedings.

13. LEGAL AND REGULATORY PROCEEDINGS

During 2003, eight putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain of its officers alleging violations of federal securities laws related to disclosures made by the Bancorp regarding its integration of Old Kent Financial Corporation and its effect on the Bancorp’s infrastructure, including internal controls, prospects and related matters. The complaints, which had been consolidated, sought unquantified damages on behalf of putative classes of persons who purchased the Bancorp’s common stock, attorneys’ fees and other expenses. On March 31, 2005, the Bancorp announced that it had settled this suit. The settlement agreement was approved by the court on November 14, 2005 and has become non-appealable. The Bancorp, along with its insurer and other parties, have paid a total of $17 million to a fund to settle the claims with the class members. The impact of the disposition of this lawsuit is not material to the Bancorp.

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. The Bancorp continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged

Fifth Third Bancorp    67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the Internal Revenue Service, the Bancorp believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, the proposed FSP FAS 13-a, an amendment to SFAS No. 13, in its current form would impact the timing of cumulative income recognized. See additional discussion of proposed FSP FAS 13-a in Note 1. The Bancorp is currently in the process of evaluating the potential impact of the proposed FSP on its Consolidated Financial Statements.

The Bancorp and its subsidiaries are not parties to any other material litigation other than those arising in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes any resulting liability from these other actions would not have a material effect upon the Bancorp’s consolidated financial position or results of operations.

14. GUARANTEES

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At December 31, 2005, the Bancorp had issued approximately $7.3 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $7.3 billion. Upon issuance, the Bancorp recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. During 2005, the Bancorp refined its methodology for estimating the credit loss reserve for these standby letters of credit, which resulted in a decrease in the reserve. At December 31, 2005, the reserve was approximately $1 million. Approximately 69% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through December 31, 2005, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at December 31, 2005 was approximately $2.8 billion. These loans may be transferred back to the Bancorp upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $2.8 billion at December 31, 2005. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE increased to $3.4 billion as of December 31, 2005. During 2005, the Bancorp refined its methodology in determining the loss reserve related to the liquidity support and credit enhancement provided to the QSPE and at December 31, 2005, the Bancorp had a reserve of $10 million.

At December 31, 2005, the Bancorp had provided credit recourse on approximately $1.3 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $1.3 billion. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Bancorp maintains an estimated credit loss reserve of approximately $21 million relating to these residential mortgage loans sold.

As of December 31, 2005, the Bancorp has also fully and unconditionally guaranteed $376 million of certain long-term borrowing obligations issued by four wholly-owned issuing trust entities that have been deconsolidated consistent with the provisions of FIN 46R. See Note 1 for further discussion of the adoption of FIN 46R.

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the year ended December 31, 2005, the Bancorp processed approximately $100 million of chargebacks presented by issuing banks, resulting in no material actual losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a material credit loss reserve at December 31, 2005.

Fifth Third Securities, Inc (“FTS”), a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of December 31, 2005 was $55 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

68    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, certain directors, executive officers, principal holders of Bancorp common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiaries in the aggregate amount, net of participations, of $307 million and $260 million, respectively. As of December 31, 2005 and 2004, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $81 million and $70 million, respectively.

Commitments to lend to related parties as of December 31, 2005 and 2004, net of participations, were comprised of $296 million and $244, respectively, in loans and guarantees for various business and personal interests made to the Bancorp and subsidiary directors and $11 million and $16 million, respectively, to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Bancorp’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Bancorp transacts business.

16. OTHER COMPREHENSIVE INCOME

The Bancorp has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity and in the table below. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income as of and for the years ended December 31:

	Current Period Activity			Accumulated Balance
($ in millions)	Pre-Tax	Tax Effect	Net	Pre-Tax	Tax Effect	Net
2005
Losses on available-for-sale securities	$(455)	158	(297)	(608)	213	(395)
Reclassification adjustment for net gains recognized in net income	(39)	13	(26)
Gains (losses) on cash flow hedge derivatives	9	(3)	6	(22)	9	(13)
Reclassification adjustment for losses recognized in net income	21	(7)	14
Change in minimum pension liability	90	(31)	59	(8)	3	(5)

Total	$(374)	130	(244)	(638)	225	(413)

2004
Losses on available-for-sale securities	$(74)	27	(47)	(114)	42	(72)
Reclassification adjustment for net losses recognized in net income	37	(13)	24
Losses on cash flow hedge derivatives	(39)	15	(24)	(52)	19	(33)
Reclassification adjustment for gains recognized in net income	(1)	—	(1)
Change in minimum pension liability	(1)	—	(1)	(98)	34	(64)

Total	$(78)	29	(49)	(264)	95	(169)

2003
Losses on available-for-sale securities	$(667)	234	(433)	(77)	28	(49)
Reclassification adjustment for net gains recognized in net income	(84)	30	(54)
Gains (losses) on cash flow hedge derivatives	14	(5)	9	(12)	4	(8)
Change in minimum pension liability	(17)	6	(11)	(97)	34	(63)

Total	$(754)	265	(489)	(186)	66	(120)

17. COMMON STOCK AND TREASURY STOCK

The following is a summary of the share activity within common stock issued and treasury stock for the years ended December 31:

	Common Stock		Treasury Stock
($ and shares in millions)	Value	Shares	Value	Shares
Shares at December 31, 2002	$1,295	583	$544	9
Shares acquired for treasury	—	—	655	12
Stock-based awards exercised, including treasury shares issued	—	—	(233)	(4)
Other	—	—	(4)	—

Shares at December 31, 2003	1,295	583	962	17
Shares acquired for treasury	—	—	987	19
Stock-based awards exercised, including treasury shares issued	—	—	(222)	(4)
Restricted stock grants	—	—	(33)	(1)
Shares issued in business combinations	—	—	(281)	(5)
Other	—	—	1	—

Shares at December 31, 2004	1,295	583	1,414	26
Shares acquired for treasury	—	—	1,746	38
Stock-based awards exercised, including treasury shares issued	—	—	(206)	(4)
Restricted stock grants	—	—	(43)	(1)
Shares issued in business combinations	11	5	(1,413)	(26)
Retirement of shares	(11)	(5)	(219)	(5)

Shares at December 31, 2005	$1,295	583	$1,279	28

On January 10, 2005 the Bancorp repurchased 35.5 million shares of its common stock, approximately six percent of total outstanding shares, for $1.6 billion in an overnight share repurchase transaction, where the counterparty in the transaction purchased shares in the open market over a period of time. This program was completed by the counterparty during the third quarter of 2005 and the Bancorp received a price adjustment of $97 million in cash. The price adjustment represented the difference between the original per share purchase price of $45.95 and the volume weighted-average price of $43.55 for actual shares acquired by the counterparty during the purchase period, plus interest.

Fifth Third Bancorp    69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. Accordingly, the Bancorp encourages further ownership through granting stock-based compensation to approximately 28% of its employees, including approximately 5,700 officers. Based on total stock-based awards outstanding and shares remaining for future grants under the Incentive Compensation

Plan, the Bancorp’s total overhang is approximately ten percent. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans, as of December 31, 2005:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise		Weighted-Average Exercise Price		Shares Available for Future Issuance (a)
Equity compensation plans approved by shareholders
Options	28,546		$48.02			(b)
Restricted stock	1,482			(c)		(b)
Performance units		(d)		(c)		(b)
Stock appreciation rights (“SARs”)		(e)		(e)		(b)
Equity compensation plans not approved by shareholders
Employee stock purchase plan					430	(f)

Total (g)	30,028		$48.02		16,989	(h)

(a)	Excludes shares to be issued upon exercise of outstanding options.
(b)	Under the Incentive Compensation Plan, 20.0 million shares of stock were authorized for issuance as nonqualified and incentive stock options, SARs, restricted stock and restricted stock units, performance shares and performance units and stock awards. As of December 31, 2005, 16.2 million shares remain available for future issuance.
(c)	Not applicable
(d)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 182 thousand shares, dependent on relative performance.
(e)	At December 31, 2005, approximately 7.5 million SARs were outstanding at a weighted-average grant price of $47.51. The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.
(f)	Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated.
(g)	Excludes 3.0 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $31.76 per share.
(h)	Includes .4 million shares issuable relating to deferred stock compensation plans.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on March 23, 2004. The plan authorized the issuance of up to 20 million shares as equity compensation. Options and SARs are issued at fair market value at the date of grant, have up to ten-year terms and vest and become fully exercisable at the end of three to four years of continued employment. Currently, all SARs outstanding are to be settled with stock. Restricted stock grants vest after four years of continued employment and include dividend and voting rights. The Bancorp applies the provisions of SFAS No. 123 in accounting for stock-based compensation plans. Under SFAS No. 123, the Bancorp recognizes compensation expense for the fair value of stock-based compensation issued over its service period. Stock-based compensation expense was $65 million, $87 million and $110 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following tables include a summary of stock-based compensation transactions for the previous three fiscal years:

	2005		2004		2003
Options (shares in thousands)	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price
Outstanding at January 1	36,162	$45.31	40,727	$44.40	39,030	$41.85
Exercised	(4,830)	21.16	(4,248)	25.41	(3,843)	27.25
Canceled	(2,301)	54.30	(1,422)	58.07	(958)	58.61
Granted (a)	2,515	22.90	1,105	19.81	6,498	51.88

Outstanding at December 31	31,546	$46.49	36,162	$45.31	40,727	$44.40

Exercisable at December 31	29,364	$46.01	30,912	$43.57	30,574	$40.46

(a)	2005 options granted include 2,514 options assumed as part of the First National acquisition completed on January 1, 2005. These options were granted under a First National plan assumed by the Bancorp. 2004 options granted include 1,021 options assumed as part of the Franklin Financial acquisition completed on June 11, 2004. These options were granted under a Franklin Financial plan assumed by the Bancorp.

	2005		2004		2003
Stock Appreciation Rights (shares in thousands)	Shares	Average Grant Price	Shares	Average Grant Price	Shares	Average Grant Price
Outstanding at January 1	3,529	$54.37	—	$—	—	$—
Exercised	—	—	—	—	—	—
Canceled	(880)	48.88	(187)	54.40	—	—
Granted	4,892	42.82	3,716	54.37	—	—

Outstanding at December 31	7,541	$47.51	3,529	$54.37	—	$—

Exercisable at December 31	4	$54.37	1	$54.40	—	$—

	2005		2004		2003
Restricted Stock (shares in thousands)	Shares	Average Market Price at Grant	Shares	Average Market Price at Grant	Shares	Average Market Price at Grant
Outstanding at January 1	596	$54.01	48	$58.11	18	$62.54
Vested	(29)	50.62	(18)	59.16	(8)	62.81
Canceled	(171)	48.19	(41)	54.26	—	—
Granted	1,086	42.31	607	53.86	38	56.90

Outstanding at December 31	1,482	$46.16	596	$54.01	48	$58.11

70    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2005, there were 11.9 million incentive options, 19.6 million non-qualified options outstanding, 7.5 million SARs, .2 million shares reserved for performance unit awards and 1.5 million restricted stock awards outstanding and 16.2 million shares available for grant. Options, SARs and restricted stock outstanding represent seven percent of the Bancorp’s issued shares at December 31, 2005.

				Outstanding Stock Options		Exercisable Stock Options
Exercise Price per Share	Lowest Price	Highest Price	Number of Options at Year End (000’s)	Weighted-Average Exercise Price	Average Remaining Contractual Life (in years)	Number of Options (000’s)	Weighted-Average Exercise Price
Under $11	$4.27	$10.50	57	$7.95	3.98	57	$7.95
$11-$25	11.12	24.90	3,515	20.36	2.01	3,515	20.36
$25-$40	25.44	39.96	4,779	35.84	2.93	4,772	35.84
$40-$55	40.17	54.99	17,569	48.34	5.01	15,570	47.94
Over $55	55.01	68.76	5,626	66.45	6.27	5,450	66.73

All options	$4.27	$68.76	31,546	$46.49	4.58	29,364	$46.01

In addition, approximately 101 thousand shares of performance-based awards were granted during 2005. These awards are payable in stock and cash contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. These performance targets are based on the Bancorp’s performance relative to a defined peer group. The performance-based awards were granted at an average fair value of $43.73 per share.

The Bancorp sponsors a Stock Purchase Plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2005, 2004 and 2003, respectively, there were 333,472, 236,115 and 194,133 shares purchased by participants and the Bancorp recognized compensation expense of $2 million, $2 million and $1 million in 2005, 2004 and 2003, respectively.

19.	OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2005	2004	2003
Other noninterest income:
Cardholder fees	$59	48	59
Consumer loan and lease fees	50	57	65
Commercial banking revenue	213	174	178
Bank owned life insurance income	91	61	62
Insurance income	31	31	28
Gain on sale of third-party sourced merchant processing contracts	—	157	—
Other	176	143	189

Total	$620	671	581

Other noninterest expense:
Marketing and communication	$126	99	99
Postal and courier	50	49	49
Bankcard	271	224	197
Intangible amortization	46	29	40
Franchise and other taxes	37	32	33
Loan and lease	89	82	106
Printing and supplies	35	33	35
Travel	54	41	35
Information technology and operations	114	87	76
Debt termination	—	325	20
Other	323	309	255

Total	$1,145	1,310	945

Fifth Third Bancorp    71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	SALES AND TRANSFERS OF LOANS

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2005 and 2004. The Bancorp also securitized and sold certain automotive loans in 2004 and securitized and sold certain home equity lines of credit in 2003. In all of those sales, the Bancorp retained servicing responsibilities. In addition, the Bancorp retained a residual interest and an interest only strip (“IO strip”) in the home equity lines of credit securitization and a residual interest and a subordinated tranche in the automotive loans securitization. The Bancorp receives annual servicing fees at a percentage of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp’s retained interests are subordinate to investor’s interests. Their value is subject to credit, prepayment and interest rate risks on the sold financial assets. In 2005 and 2004, the Bancorp recognized pretax gains of $162 million and $112 million, respectively, on the sales of residential mortgage loans, home equity lines of credit, student loans and automotive loans. Total proceeds from the loan sales in 2005 and 2004 were $8.0 billion and $6.1 billion, respectively.

Initial carrying values of retained interests recognized during 2005 and 2004 were as follows:

($ in millions)	2005	2004
Mortgage servicing assets	$134	83
Other consumer and commercial servicing assets	1	11
Consumer residual interests	5	26
Subordinated interests	—	21

The subordinated interests recognized in 2004 are securities retained from the automotive loan securitization. These securities are investment grade and are carried at their market value. Key economic assumptions used in measuring other retained interests at the date of securitization resulting from securitizations completed during 2005 and 2004 were as follows:

		2005				2004
	Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	7.1	12.6%	10.3%	N/A	7.0	16.1%	9.5%	N/A
Servicing assets	Adjustable	3.7	27.5	11.6	N/A	4.4	25.6	10.7	N/A
Home equity line of credit:
Servicing assets	Adjustable	2.4	35	11.7	N/A	2.0	38.8	11.7	N/A
Residual interest	Adjustable	2.0	35	11.7	.35%	2.0	38.8	11.7	.35%
Automotive loans:
Servicing assets	Fixed	—	—	—	—	2.9	1.55	12.0	N/A
Residual interest	Fixed	—	—	—	—	2.9	1.55	12.0	1.25

Expected credit losses and the effect of an unfavorable change in credit losses for servicing rights have been deemed to be immaterial based on historical credit experience. At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
				Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$413	7.8	9.8%	$16	$32	9.7%	$15	$29	—%	$—	$—
Servicing assets	Adjustable	45	3.5	26.2	3	6	11.4	1	2	—	—	—
Home equity line of credit:
Servicing assets	Adjustable	5	2.2	35.0	—	1	11.7	—	—	—	—	—
Residual interest	Adjustable	24	1.9	35.0	1	2	11.7	—	1.35		—	1
Automotive Loans:
Servicing assets	Fixed	3	1.0	1.55	—	1	12	—	—	—	—	—
Residual interest	Fixed	11	1.0	1.55	—	—	12	—	—	1.25	—	1

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

In addition to the retained interests listed above, the Bancorp retains certain investment grade securities from securitizations. The fair value of these retained securities was $30 million and $34 million at December 31, 2005 and 2004, respectively. The securities are valued using quoted market prices.

72    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized for the years ended December 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2005	2004	2005	2004	2005	2004
Commercial loans	$19,299	16,058	$20	21	$75	81
Commercial mortgage	9,188	7,636	8	8	9	9
Commercial leases	3,698	3,426	1	1	37	7
Construction loans	7,037	4,726	11	9	4	6
Residential mortgage	8,353	7,629	49	44	19	15
Other consumer loans	22,987	20,222	65	62	147	118
Consumer leases	1,595	2,051	3	3	14	19

Total loans and leases managed and securitized (a)	72,157	61,748	$157	148	$305	255

Less:
Loans securitized	928	1,381
Loans held for sale	1,304	559

Total portfolio loans and leases	$69,925	59,808

(a)	Excluding securitized assets that the Bancorp continues to service but with which it has no other continuing involvement.

Static pool credit losses are calculated by aggregating the actual and projected future credit losses for a securitization and dividing these losses by the original balance in each pool of assets. For the home equity lines of credit securitized in 2003, the static pool credit losses were .70% and .78% as of December 31, 2005 and 2004, respectively. For the automotive loans securitized in 2004, the static pool credit losses were 1.00% and 1.14% as of December 31, 2005 and 2004, respectively.

During 2005 and 2004, the Bancorp transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring these loans to the QSPE allows the Bancorp to reduce its exposure to these lower yielding loan assets while maintaining the customer relationships. At December 31, 2005 and 2004, the outstanding balance of loans transferred was $2.8 billion and $1.9 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. These commercial loans are transferred at par with no gain or loss recognized. The Bancorp receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. No value has been assigned to this retained future stream of fees to be received. As of December 31, 2005, the $2.8 billion balance of outstanding loans had a weighted-average remaining maturity of 2.5 years.

During 2004, the Bancorp securitized and sold $750 million in automotive loans to an unconsolidated QSPE that is wholly owned by an independent third party. The Bancorp retained servicing rights and receives a servicing fee based on a percentage of the outstanding balance. Additionally, the Bancorp retained a subordinated tranche of securities and rights to future cash flows arising after investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp’s retained interest is subordinate to investor’s interests and its value is subject to credit, prepayment and interest rate risks on the sold automotive loans. As of December 31, 2005, the remaining balance of sold automotive loans was $316 million.

During 2003, the Bancorp securitized and sold $903 million in home equity lines of credit to an unconsolidated QSPE that is wholly owned by an independent third party. The Bancorp retained servicing rights and receives a servicing fee based on a percentage of the outstanding balance. Additionally, the Bancorp retained rights to future cash flows arising after investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp’s retained interest is subordinate to investor’s interests and its value is subject to credit, prepayment and interest rate risks on the sold home equity lines of credit. During 2005, pursuant to the terms of the sales and servicing agreement, $18 million in fixed-rate home equity line of credit balances were putback to the Bancorp. As of December 31, 2005, the remaining balance of sold home equity lines of credit was $555 million.

The Bancorp had the following cash flows with unconsolidated QSPEs during 2005 and 2004:

($ in millions)	2005	2004
Proceeds from transfers, including new securitizations	$1,680	1,379
Proceeds from collections reinvested in revolving-period securitizations	132	162
Transfers received from QSPEs	(18)	—
Fees received	32	32

21.	DISCONTINUED OPERATIONS

In November 2003, the Bancorp announced an agreement to sell its corporate trust business, a component of the Commercial Banking segment. The transaction closed in December 2003. The Bancorp recognized an after tax gain of $40 million on the sale, which is captured as a component of income from discontinued operations, net of tax, in the Consolidated Statements of Income.

Financial information for discontinued operations is summarized below:

($ in millions)	2003
Total revenues	$12
Gain on sale	62
Total expenses	6

Income before income taxes	68
Applicable income taxes	24

Net income from discontinued operations	$44

Total assets	$2

Fifth Third Bancorp    73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	INCOME TAXES

The Bancorp and its subsidiaries file a consolidated Federal income tax return. A summary of applicable income taxes included in the Consolidated Statements of Income at December 31:

($ in millions)	2005	2004	2003
Current income taxes:
U.S. income taxes	$654	691	482
State and local income taxes	21	34	9

Total current tax	675	725	491
Deferred income taxes:
U.S. income taxes	(7)	(12)	264
State and local income taxes	(9)	(1)	31

Total deferred taxes	(16)	(13)	295

Applicable income taxes	$659	712	786

Deferred income taxes are included as a component of accrued taxes, interest and expenses in the Consolidated Balance Sheets and are comprised of the following temporary differences at December 31:

($ in millions)	2005	2004
Deferred tax assets:
Allowance for credit losses	$260	250
Deferred compensation	149	141
Other comprehensive income	225	95
State net operating losses	129	153
Other	127	122

Total deferred tax assets	890	761
Deferred tax liabilities:
Lease financing	1,786	1,819
State deferred taxes	203	236
Bank premises and equipment	61	75
Other	285	231

Total deferred tax liabilities	2,335	2,361

Total net deferred tax liability	$1,445	1,600

A reconciliation between the statutory U.S. income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2005	2004	2003
Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	.4	1.0	1.0
Tax-exempt income	(2.3)	(2.0)	(1.8)
Credits	(2.3)	(1.7)	(1.2)
Other, net	(.9)	(.5)	(.8)

Effective tax rate	29.9%	31.8	32.2

Retained earnings at December 31, 2005 includes $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

74    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. RETIREMENT AND BENEFIT PLANS

The measurement date for all of the Bancorp’s defined benefit retirement plans is December 31. A combined summary of the defined benefit retirement plans as of and for the years ended December 31:

($ in millions)	2005	2004
Projected benefit obligation at January 1	$254	264
Service cost	1	1
Interest cost	14	15
Settlement	(26)	(17)
Acquisitions	10	—
Actuarial loss	14	1
Benefits paid	(9)	(10)

Projected benefit obligation at December 31	$258	254

Fair value of plan assets at January 1	$201	223
Actual return on assets	11	7
Contributions	63	3
Settlement	(28)	(22)
Benefits paid	(9)	(10)

Fair value of plan assets at December 31	$238	201

Funded status	$(20)	(53)
Unrecognized prior service cost	3	3
Unrecognized net actuarial loss	107	101

Net amount recognized	$90	51

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$119	—
Accrued benefit liability	(37)	(51)
Intangible asset	—	4
Deferred tax asset	3	34
Accumulated other comprehensive income	5	64

Net amount recognized	$90	51

($ in millions)	2005	2004	2003
Components of net periodic pension cost:
Service cost	$1	1	1
Interest cost	14	15	16
Expected return on assets	(18)	(18)	(15)
Amortization and deferral of transition amount	—	(2)	(2)
Amortization of actuarial loss	8	9	15
Amortization of unrecognized prior service cost	—	1	1
Settlement	9	10	15

Net periodic pension cost	$14	16	31

Net periodic pension cost is recorded as a component of employee benefits in the Consolidated Statements of Income. The Plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield of a portfolio of high quality fixed-income instruments that have a similar duration to the Plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the Plan’s liabilities. In determining the expected long-term rate of return assumption, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical Plan performance.

Weighted-average assumptions	2005	2004	2003
For disclosure:
Discount rate	5.375%	5.85	6.00
Rate of compensation increase	5.00	5.10	5.00
Expected return on plan assets	8.45	8.00	8.75
For measuring net periodic pension cost:
Discount rate	5.65-5.85	6.00	6.75
Rate of compensation increase	5.00	5.00	5.10
Expected return on plan assets	8.00	8.75	9.00

In March 2005, the Bancorp contributed $50 million to its defined benefit plan. As a result of the contribution, the assumptions used to measure net periodic pension cost for 2005 were reevaluated and the assumed discount rate was lowered to 5.65% from 5.85%. The expected rate of compensation increase and the expected return on plan assets were not changed.

Plan assets consist primarily of common trust and mutual funds (equities and fixed income) managed by Fifth Third Bank, a subsidiary of the Bancorp, and Bancorp common stock securities. The following table provides the Bancorp’s weighted-average asset allocations by asset category for 2005 and 2004:

Weighted-average asset allocation	2005	2004
Equity securities	69%	65
Bancorp common stock	6	10

Total equity securities	75	75
Total fixed income securities	23	25
Cash	2	—

Total	100%	100

The Bancorp’s policy for the investment of Plan assets is to employ investment strategies that achieve a weighted-average target asset allocation of 70% to 80% in equity securities, 20% to 25% in fixed income securities and up to five percent in cash.

The accumulated benefit obligation for all defined benefit plans was $254 million and $251 million at December 31, 2005 and December 31, 2004, respectively. For the Bancorp’s defined benefit plans with an accumulated benefit obligation exceeding assets, the total projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $38 million, $38 million and $0, respectively, as of December 31, 2005 and $254 million, $251 million and $201 million, respectively, as of December 31, 2004.

In 2005, the decrease in the additional minimum pension liability, recorded as an increase to shareholders’ equity, was $59 million, net of deferred taxes of $31 million. The reduction was due to the Bancorp’s $50 million contribution to the Plan in March 2005. In 2004, the increase in the additional minimum pension liability, recorded as a reduction to shareholders’ equity, was $1 million, net of deferred tax of less than $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute approximately $10 million to the Plan in 2006. Estimated pension benefit payments, which reflects expected future service, are $20 million in 2006, $21 million in 2007, $20 million in 2008, $19 million in 2009 and $20 million in 2010. The total estimated payments for the years 2011 through 2015 is $86 million.

The Bancorp’s profit sharing plan expense was $62 million for 2005, $69 million for 2004 and $48 million for 2003. Expenses recognized during the years ended December 31, 2005, 2004 and 2003 for matching contributions to the Bancorp’s defined contribution savings plans were $33 million, $28 million and $12 million, respectively.

Fifth Third Bancorp    75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. EARNINGS PER SHARE

Reconciliation of earnings per share to earnings per diluted share for the years ended December 31:

	2005			2004			2003
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
EPS
Income from continuing operations before cumulative effect	$1,549			$1,525			$1,632

Net income from continuing operations available to common shareholders(a)	1,548	554	$2.79	1,524	561	$2.72	1,631	572	$2.85
Income from discontinued operations, net of tax	—		—	—		—	44		.08
Cumulative effect of change in accounting principle, net of tax	—		—	—		—	(11)		(.02)

Net income available to common shareholders	$1,548	554	$2.79	$1,524	561	$2.72	$1,664	572	$2.91

Diluted EPS
Net income from continuing operations available to common shareholders	$1,548	554		$1,524	561		$1,631	572
Effect of dilutive securities		4			7			8

Income from continuing operations plus assumed conversions (b)	1,549	558	$2.77	1,525	568	$2.68	1,632	580	$2.81
Income from discontinued operations, net of tax	—		—	—		—	44		.08
Cumulative effect of change in accounting principle, net of tax	—		—	—		—	(11)		(.02)

Net income available to common shareholders plus assumed conversions	$1,548	558	$2.77	$1,525	568	$2.68	$1,665	580	$2.87

(a)	Dividends on preferred stock are $.740 million for the years ended December 31, 2005, 2004 and 2003.

(b)	The effect of dividends on convertible preferred stock is $.580 million for the years ended December 31, 2005, 2004 and 2003.

Options to purchase 28.1 million, 16.2 million and 7.0 million shares outstanding at December 31, 2005, 2004 and 2003, respectively, were not included in the computation of net income per diluted share because the effect would be antidilutive.

25. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments as of December 31:

	2005		2004
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$3,078	3,078	2,561	2,561
Available-for-sale and other securities	21,924	21,924	24,687	24,687
Held-to-maturity securities	389	389	255	255
Trading securities	117	117	77	77
Other short-term investments	158	158	532	532
Loans held for sale	1,304	1,305	559	562
Portfolio loans and leases, net	69,181	69,039	59,095	59,708
Derivative assets	192	192	271	271
Bank owned life insurance assets	1,865	1,865	1,573	1,573
Financial liabilities:
Deposits	67,434	67,361	58,226	58,221
Federal funds purchased	5,323	5,323	4,714	4,714
Short-term bank notes	—	—	775	775
Other short-term borrowings	4,246	4,246	4,537	4,537
Long-term debt	15,227	15,458	13,983	14,232
Derivative liabilities	269	269	232	232
Short positions	29	29	15	15
Other financial instruments:
Commitments to extend credit	69	69	53	53
Letters of credit	13	13	10	10

Fair values for financial instruments, which were based on various assumptions and estimates as of a specific point in time, represent liquidation values and may vary significantly from amounts that will be realized in actual transactions. In addition, certain non-financial instruments were excluded from the fair value disclosure requirements. Therefore, the fair values presented in the table above should not be construed as the underlying value of the Bancorp.

The following methods and assumptions were used in determining the fair value of selected financial instruments:

Short-term financial assets and liabilities: For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, other short-term investments, certain deposits (demand, interest checking, savings and money market), federal funds purchased, short-term bank notes and other short-term borrowings.

Available-for-sale, held-to-maturity, trading and other securities, including short positions: Fair values were based on prices obtained from an independent nationally recognized pricing service.

Portfolio loans and leases, net: Fair values were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

76    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for sale: The fair value of loans held for sale was estimated based on outstanding commitments from investors or current investor yield requirements.

Deposits: Fair values for other time, certificates of deposit– $100,000 and over and foreign office were estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Long-term debt: Fair value of long-term debt was based on quoted market prices, when available, and a discounted cash flow calculation using prevailing market rates for borrowings of similar terms.

Commitments to extend credit: Fair values of loan commitments were based on estimated probable credit losses.

Letters of credit: Fair values of letters of credit were based on unamortized fees on the letters of credit.

Derivative assets and derivative liabilities: Fair values were based on the estimated amount the Bancorp would receive or pay to terminate the derivative contracts, taking into account the current interest rates and the creditworthiness of the counterparties. The fair values represent an asset or liability at December 31, 2005.

Bank owned life insurance assets: Fair values of insurance policies owned by the Bancorp were based on the insurance contract’s cash surrender value, net of any policy loans.

26. BUSINESS COMBINATIONS

On January 1, 2005, the Bancorp acquired in a merger 100% of the outstanding stock of First National, a bank holding company headquartered in Naples, Florida. First National operated 77 full-service banking centers located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The acquisition of First National allows the Bancorp to expand its presence in the rapidly expanding Florida market.

Under the terms of the transaction, each share of First National common stock was exchanged for .5065 shares of the Bancorp’s common stock, resulting in the issuance of 30.6 million shares of common stock. The common stock issued to effect the transaction was valued at $47.30 per share, the closing price of the Bancorp’s common stock on the previous trading day, for a total transaction value of $1.5 billion. The total purchase price also included the fair value of stock awards issued in exchange for stock awards held by First National employees, for which the aggregate fair value was $63 million.

The assets and liabilities of First National were recorded on the balance sheet at their respective fair values as of the closing date. The results of First National’s operations were included in the Bancorp’s Consolidated Statements of Income from the date of acquisition. In addition, the Bancorp realized charges against its earnings for acquisition related expenses of $8 million during 2005. The acquisition related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with the conversion.

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

On June 11, 2004, the Bancorp completed the acquisition of Franklin Financial, a bank holding company located in the Nashville, Tennessee metropolitan market.

Under the terms of the transaction, each share of Franklin Financial common stock was exchanged for .5933 shares of the Bancorp’s common stock, resulting in the issuance of 5.1 million shares of common stock. The common stock issued to effect the transaction was valued at $55.52 per share for a total transaction value of $317 million. The total purchase price also includes the fair value of stock awards issued in exchange for stock awards held by Franklin employees, for which the aggregate fair value was $36 million.

The assets and liabilities of Franklin Financial were recorded on the balance sheet at their respective fair values as of the closing date. The results of Franklin Financial’s operations were included in the Bancorp’s Consolidated Statements of Income from the date of acquisition. The transaction resulted in total intangible assets of $281 million based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $7 million was allocated to core deposit intangibles, $6 million was allocated to customer lists and $2 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over seven and five years, respectively. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $266 million of intangible assets was recorded as goodwill. Goodwill recognized in the Franklin Financial acquisition is not deductible for income tax purposes.

The pro forma effect of the financial results of First National and Franklin Financial excluded from the results of operations prior to the dates of acquisition were not material to the Bancorp’s financial condition and operating results for the periods presented.

Fifth Third Bancorp    77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. CERTAIN REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. During 2005, the amount of dividends the bank subsidiaries can pay to the Bancorp without prior approval of regulatory agencies was limited to their 2005 eligible net profits, as defined, and the adjusted retained 2004 and 2003 net income of those subsidiaries.

The Bancorp’s subsidiary banks must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and noninterest-bearing cash balances on reserve with a Federal Reserve Bank. In 2005 and 2004, the banks were required to maintain average cash reserve balances of $211 million and $192 million, respectively.

The FRB adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. All bank holding companies are required to maintain core capital (Tier I) of at least 4% of risk-weighted assets and off-balance sheet items (Tier I capital ratio), total capital of at least 8% of risk-weighted assets and off-balance sheet items (Total risk-based capital ratio) and Tier I capital of at least 3% of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp.

Tier I capital consists principally of shareholders’ equity including Tier I qualifying subordinated debt but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles. Tier II capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier I capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital.

Both the FRB and the Office of Comptroller of the Currency (“OCC”) have issued regulations regarding the capital adequacy of subsidiary banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10.0% or more, a Tier I capital ratio of 6.0% or more, a Tier I leverage ratio of 5.0% or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the Federal Deposit Insurance Act. The Bancorp and each of its subsidiary banks had Tier I, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2005 and 2004. As of December 31, 2005, the most recent notification from the FRB categorized the Bancorp and each of its subsidiary banks as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s subsidiary banks must, among other things, maintain “well capitalized” capital ratios.

U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, are currently considering changes to the risk-based capital adequacy framework for banks, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines for bank holding companies such as the Bancorp.

Capital and risk-based capital and leverage ratios for the Bancorp and its significant subsidiary banks at December 31:

	2005		2004
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	$10,240	10.45%	$10,176	12.31%
Fifth Third Bank (Ohio)	6,237	12.61	5,772	12.85
Fifth Third Bank (Michigan)	5,352	11.04	4,164	10.72
Fifth Third Bank, N.A.	177	12.04	161	13.57
Tier I capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	8,209	8.38	8,522	10.31
Fifth Third Bank (Ohio)	4,973	10.05	5,009	11.15
Fifth Third Bank (Michigan)	4,922	10.16	3,617	9.31
Fifth Third Bank, N.A.	167	11.31	153	12.89
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	8,209	8.08	8,522	8.89
Fifth Third Bank (Ohio)	4,973	8.77	5,009	8.48
Fifth Third Bank (Michigan)	4,922	10.75	3,617	9.39
Fifth Third Bank, N.A.	167	12.24	153	14.44

78    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. PARENT COMPANY FINANCIAL STATEMENTS

($ in millions)
Condensed Statements of Income (Parent Company Only)
For the years ended December 31	2005	2004	2003
Income
Dividends from subsidiaries	$1,270	682	1,262
Interest on loans to subsidiaries	32	32	27
Other	1	1	24

Total income	1,303	715	1,313
Expenses
Interest	77	15	31
Other	23	9	3

Total expenses	100	24	34

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	1,203	691	1,279
Applicable income taxes	(25)	1	5

Income Before Change in Undistributed Earnings of Subsidiaries	1,228	690	1,274
Increase in undistributed earnings of subsidiaries	321	835	391

Net Income	$1,549	1,525	1,665

Condensed Balance Sheets (Parent Company Only)
As of December 31	2005	2004
Assets
Cash	$666	33
Loans to subsidiaries	529	2,340
Investment in subsidiaries	10,753	9,034
Goodwill	137	137
Other assets	36	102

Total assets	$12,121	11,646

Liabilities
Commercial paper	$2	28
Accrued expenses and other liabilities	242	247
Long-term debt	2,431	2,447

Total Liabilities	2,675	2,722

Shareholders’ Equity	9,446	8,924

Total Liabilities and Shareholders’ Equity	$12,121	11,646

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31	2005	2004	2003
Operating Activities
Net income	$1,549	1,525	1,665
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	—	—	1
Benefit for deferred income taxes	(1)	(1)	(5)
Increase in other assets	(4)	(24)	(39)
(Decrease) increase in accrued expenses and other liabilities	(29)	(84)	54
Increase in undistributed earnings of subsidiaries	(321)	(835)	(391)
Other, net	1	—	—

Net Cash Provided by Operating Activities	1,195	581	1,285

Investing Activities
Decrease (increase) in loans to subsidiaries	1,811	(759)	(471)

Net Cash Provided by (Used in) Investing Activities	1,811	(759)	(471)

Financing Activities
(Decrease) increase in other short-term borrowings	(26)	24	(89)
Proceeds from issuance of long-term debt	—	1,749	497
Payment of cash dividends	(794)	(704)	(631)
Exercise of stock-based awards	96	89	97
Purchases of treasury stock	(1,649)	(987)	(655)
Other	—	—	7

Net Cash (Used in) Provided by Financing Activities	(2,373)	171	(774)

Increase (Decrease) in Cash	633	(7)	40
Cash at Beginning of Year	33	40	—

Cash at End of Year	$666	33	40

29. SEGMENTS

The Bancorp’s business segments are Commercial Banking, Retail Banking, Investment Advisors and Fifth Third Processing Solutions. Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. Retail Banking provides a full range of deposit products and loans and leases to individuals and small businesses. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The Other/Eliminations column includes the unallocated portion of the investment portfolio, certain non-core deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing methodology. This methodology insulates the segments from interest rate risk, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration. The condensed statements of income in the table below are on an FTP basis. In addition to the previously mentioned items, the Other/Eliminations column includes the net effect of the FTP methodology.

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and practices are specific to the Bancorp;

therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. Revisions to the Bancorp’s methodologies are applied on a retroactive basis. Prior periods have been conformed to the current period presentation.

The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. The financial information for each segment is reported on the basis used internally by the Bancorp’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers.

Fifth Third Bancorp    79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations and average assets by segment for each of the three years ended December 31:

($ in millions)	Commercial Banking	Retail Banking	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (a)	Total
2005
Net interest income (b)	$1,491	2,274	216	32	(1,017)	—	2,996
Provision for loan and lease losses	136	214	10	17	(47)	—	330

Net interest income after provision for loan and lease losses	1,355	2,060	206	15	(970)	—	2,666
Noninterest income	494	1,004	376	633	(7)	—	2,500
Noninterest expense	717	1,380	386	463	(19)	—	2,927

Income before income taxes	1,132	1,684	196	185	(958)	—	2,239
Applicable income taxes (b)	348	593	69	65	(385)	—	690

Net income	$784	1,091	127	120	(573)	—	1,549

Average assets	$31,849	61,525	4,679	1,146	3,677	—	102,876

2004
Net interest income (b)	$1,329	2,052	171	33	(357)	(180)	3,048
Provision for loans and lease losses	113	187	9	10	(45)	(6)	268

Net interest income after provision for loan and lease losses	1,216	1,865	162	23	(312)	(174)	2,780
Noninterest income	409	1,075	386	697	(59)	(43)	2,465
Noninterest expense	610	1,330	368	407	429	(172)	2,972

Income before income taxes	1,015	1,610	180	313	(800)	(45)	2,273
Applicable income taxes (b)	310	547	62	106	(244)	(33)	748

Net income	$705	1,063	118	207	(556)	(12)	1,525

Average assets	$27,977	58,709	3,995	1,009	8,882	(5,676)	94,896

2003
Net interest income (b)	$1,052	1,811	130	42	90	(181)	2,944
Provision for loan and lease losses	182	202	10	9	10	(14)	399

Net interest income after provision for loan and lease losses	870	1,609	120	33	80	(167)	2,545
Noninterest income	394	1,187	349	512	92	(51)	2,483
Noninterest expense	528	1,268	347	394	164	(150)	2,551

Income from continuing operations before income taxes, minority interest and discontinued operations	736	1,528	122	151	8	(68)	2,477
Applicable income taxes (b)	221	519	41	51	16	(23)	825
Minority interest, net	—	—	—	—	(20)	—	(20)
Discontinued operations, net	44	—	—	—	—	—	44
Cumulative effect, net	—	(11)	—	—	—	—	(11)

Net income	$559	998	81	100	(28)	(45)	1,665

Average assets	$22,561	54,685	3,218	986	6,910	(879)	87,481

(a)	In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The adjusted results of First National (excluding the divested First National insurance business) and Franklin Financial have been included in the segments and are eliminated in the Acquisitions column.
(b)	Includes taxable-equivalent adjustments of $31 million, $36 million and $39 million for the years ended December 31, 2005, 2004 and 2003, respectively.

80    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-8076

FIFTH THIRD BANCORP

Incorporated in the State of Ohio

I.R.S. Employer Identification # 31-0854434

Address: 38 Fountain Square Plaza

Cincinnati, Ohio 45263

Telephone: (513) 534-5300

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Without Par Value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☒    No: ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐    No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☒

Accelerated filer: ☐

Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐    No: ☒

There were 555,933,944 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2006. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $19,542,100,581 as of June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the Securities and Exchange Commission (“SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2005 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2005. No other information contained in this 2005 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I

Item 1.	Business	23-24, 82-84
	Employees	32
	Segment Information	33-34, 79-80
	Average Balance Sheets	29
	Analysis of Net Interest Income and Net Interest Income Changes	28-30
	Investment Securities Portfolio	37, 59-60
	Loan and Lease Portfolio	36, 60-61
	Risk Elements of Loan and Lease Portfolio	39-43
	Deposits	38,44
	Return on Equity and Assets	22
	Short-term Borrowings	38, 65

Item 1A.	Risk Factors	26-27

Item 1B.	Unresolved Staff Comments	none

Item 2.	Properties	85

Item 3.	Legal Proceedings	67-68

Item 4.	Submission of Matters to a Vote of Security Holders	none
	Executive Officers of the Bancorp	85

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	85

Item 6.	Selected Financial Data	22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-46

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38-46

Item 8.	Financial Statements and Supplementary Data	50-80

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	none

Item 9A.	Controls and Procedures	47

Item 9B.	Other Information	none

PART III

Item 10.	Directors and Executive Officers of the Registrant	86

Item 11.	Executive Compensation	86

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70-71, 86

Item 13.	Certain Relationships and Related Transactions	86

Item 14.	Principal Accounting Fees and Services	86

PART IV

Item 15.	Exhibits, Financial Statement Schedules	86-87

SIGNATURES		88

AVAILABILITY OF FINANCIAL INFORMATION

The Bancorp files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Bancorp files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s web site at www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

Fifth Third Bancorp    81

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General Information

Fifth Third Bancorp, an Ohio corporation organized in 1975, is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (“FRB”). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leasing. Each of the banking subsidiaries has deposit insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) through the Bank Insurance Fund (“BIF”) and/or the Savings Association Insurance Fund (“SAIF”). Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of all the subsidiaries of the Bancorp.

Additional information regarding the Bancorp’s businesses is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition

The Bancorp competes for deposits, loans and other banking services in its principal geographic markets as well as in selected national markets as opportunities arise. In addition to the challenge of attracting and retaining customers for traditional banking services, the Bancorp’s competitors include securities dealers, brokers, mortgage bankers, investment advisors and insurance companies. These competitors, with focused products targeted at highly profitable customer segments, compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers. These competitive trends are likely to continue.

Acquisitions

The Bancorp’s strategy for growth includes strengthening its presence in core markets, expanding into contiguous markets and broadening its product offerings while taking into account the integration and other risks of growth. The Bancorp evaluates strategic acquisition opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions, and in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. These typically involve the payment of a premium over book value and current market price, and therefore, some dilution of book value and net income per share may occur with any future transactions.

Additional information regarding acquisitions is included in the Regulation and Supervision section in addition to Note 26 of the Notes to Consolidated Financial Statements.

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its subsidiary banks are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and its subsidiary banks are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws are the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Bancorp. In addition, the supervision, regulation and examination of the Bancorp and its subsidiaries by the bank regulatory agencies is not intended for the protection of the Bancorp’s security holders. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

The Bancorp is subject to regulation and supervision by the FRB and the Ohio Division of Financial Institutions (the “Division”). The Bancorp is required to file various reports with, and is subject to examination by, the FRB and the Division. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company (“FHC”) and thereby to engage directly or indirectly in a broader range of activities than had previously been permitted for a bank holding company under the BHCA. Permitted activities include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A bank holding company may elect to become a FHC if each of its subsidiary banks is “well capitalized,” is “well managed” and has at least a “Satisfactory” rating under the Federal Community Reinvestment Act (“CRA”). In 2000, the Bancorp elected and qualified for FHC status under the GLBA.

Unless a bank holding company becomes a FHC under GLBA, the BHCA also prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to

82    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Bancorp depends in part upon dividends received from its subsidiary banks to fund its activities, including the payment of dividends. Each of the subsidiary banks is subject to regulatory limitations on the amount of dividends it may declare and pay.

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

The Bancorp owns two state banks, Fifth Third Bank and Fifth Third Bank (Michigan), chartered under the laws of Ohio and Michigan, respectively. These banks are subject to extensive state regulation and examination by the appropriate state banking agency in the particular state or states where each state bank is chartered, by the FRB, and by the FDIC, which insures the deposits of each of the state banks to the maximum extent permitted by law. The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various state consumer laws and regulations also affect the operations of the state banks.

The Bancorp’s national subsidiary bank, Fifth Third Bank, N.A. is subject to regulation and examination primarily by the OCC and secondarily by the FRB and the FDIC, which insures the deposits to the maximum extent permitted by law. The federal laws and regulations that are applicable to national banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans.

The Bancorp’s subsidiary banks pay deposit insurance premiums to the FDIC generally based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels and, at the present time, the ratio is above the minimum level and, accordingly all banks are not required to pay premiums. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to all institutions would have an adverse effect on net earnings.

Federal law, Sections 23A and 23B of the Federal Reserve Act, restricts transactions between a bank and an affiliated company,

including a parent bank holding company. The subsidiary banks are subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliates. One result of these restrictions is a limitation on the subsidiary banks to fund the Bancorp. Generally, each subsidiary bank is limited in its extensions of credit to any affiliate to 10% of the subsidiary bank’s capital and its extension of credit to all affiliates to 20% of the subsidiary bank’s capital.

The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities. Furthermore, the CRA requires the FRB to evaluate the performance of each of the subsidiary banks in helping to meet the credit needs of their communities. As a part of the CRA program, the Subsidiary Banks are subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions, or, as discussed above, require divestitures. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. Each of the subsidiary banks has a CRA rating of “Satisfactory.” Because the Bancorp is an FHC, with limited exceptions, the Bancorp may not commence any new financial activities or acquire control of any companies engaged in financial activities in reliance on the GLBA if any of the subsidiary banks receives a CRA rating of less than “Satisfactory.”

The FRB has established capital guidelines for financial holding companies. The FRB and the OCC have also issued regulations establishing capital requirements for banks. Failure to meet capital requirements could subject the Bancorp and its subsidiary banks to a variety of restrictions and enforcement actions. In addition, as discussed above, each of the Bancorp’s subsidiary banks must remain well capitalized for the Bancorp to retain its status as a financial holding company.

The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors (the “Board”).

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such

Fifth Third Bancorp    83

ANNUAL REPORT ON FORM 10-K

nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the subsidiary banks policies and procedures. The subsidiary banks have implemented a privacy policy effective since the GLBA became law, pursuant to which all of its existing and new customers are notified of the privacy policies.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bancorp and its subsidiaries, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bancorp’s Board has approved policies and procedures that are believed to be compliant with the USA Patriot Act.

Certain mutual fund and unit investment trust custody and administrative clients are regulated as “investment companies” as that term is defined under the Investment Company Act of 1940, as amended (the “ICA”), and are subject to various examination and reporting requirements. The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution that may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. As a custodian for a number of investment company clients, these regulations require, among other things, that certain minimum aggregate capital, surplus and undivided profit levels are maintained by the subsidiary banks. Additionally, arrangements with clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on the Bancorp. Currently, management believes the Bancorp is in compliance with all minimum capital and securities depository requirements. Further, the Bancorp is not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect its ability to act as custodian to an investment company.

Investment companies are also subject to extensive record keeping and reporting requirements. These requirements dictate the type, volume and duration of the record keeping the Bancorp undertakes, either in the role as custodian for an investment company or as a provider of administrative services to an investment company. Further, specific ICA guidelines must be followed when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing record keeping and reporting or valuation calculations will affect the manner in which operations are conducted.

New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Bancorp and may in the short term adversely affect the Bancorp’s ability to service clients at a reasonable cost. Any failure to provide such support could cause the loss of customers and have a material adverse effect on financial results. Additionally, legislation or regulations may be proposed or enacted to regulate the Bancorp in a manner that may adversely affect financial results. Furthermore, the mutual fund industry may be significantly affected by new laws and regulations following revelations about timing trading and late trading.

The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer.” The GLBA also required that there be certain transactional activities that would not be “brokerage” activities, which banks could effect without having to register as a broker. In a series of orders, the SEC delayed the effective date of the repeal of the “broker” exemption for banks until, most recently, September 30, 2006. As currently proposed, banks will have one year to comply by either registering as a broker-dealer or “pushing out” brokerage activities to affiliated broker-dealers. The transactional exemptions will permit, without broker-dealer registration, banks to enter into a de minimis number of riskless principal transactions, certain asset-backed transactions and certain securities lending transactions. The Bancorp is currently evaluating alternatives to ensure that its subsidiary banks will not be required to register as a broker upon the effective date.

The Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Bancorp’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and the Bancorp’s Independent Registered Public Accounting Firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

Additional information regarding regulatory matters is included in Note 27 of the Notes to Consolidated Financial Statements.

84    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

ITEM 2.	PROPERTIES

The Bancorp’s executive offices and the main office of Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio in a 32-story office tower, a five-story office building with an attached parking garage and a separate ten-story office building known as the Fifth Third Center, the William S. Rowe Building and the 530 Building, respectively. The Bancorp’s main operations center is located in Cincinnati, Ohio, in a three-story building with an attached parking garage known as the Madisonville Operations Center. A subsidiary of the Bancorp owns 100 percent of these buildings.

At December 31, 2005, the Bancorp, through its banking and non-banking subsidiaries, operated 1,119 banking centers, of which 739 were owned, 302 were leased and 78 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 16, 2006 are listed below along with their business experience during the past 5 years:

George A. Schaefer, Jr., 60. President and Chief Executive Officer of the Bancorp and Fifth Third Bank since 1990.

Greg D. Carmichael, 44. Executive Vice President and Chief Information Officer of the Bancorp since June 2003. Previously, Mr. Carmichael was the Chief Information Officer of Emerson Electric Company.

David J. DeBrunner, 39. Senior Vice President and Controller of the Bancorp since September 2004 and January 2002, respectively. Previously, Mr. DeBrunner was Vice President of the Bancorp and Fifth Third Bank since January 2002 and 1997, respectively.

Charles D. Drucker, 42. Executive Vice President of the Bancorp since June 2005 and President of Fifth Third Processing Solutions since July 2004. Previously, Mr. Drucker was Executive Vice President and Chief Operating Officer of STAR ® Debit Services, a division of First Data Corporation.

R. Mark Graf, 41. Senior Vice President of the Bancorp since January 2003 and Chief Financial Officer since April 2004. Previously, Mr. Graf was Treasurer of the Registrant since January 2002 and of Fifth Third Bank since July 2001. Mr. Graf joined the Registrant in July 2001 after serving in various management capacities at AmSouth Bancorporation since 1998.

Malcolm D. Griggs, 45. Executive Vice President and Chief Risk Officer of the Bancorp since June 2003. Previously, Mr. Griggs was the Director of Risk Policy for Wachovia Corporation.

Kevin T. Kabat, 49. Executive Vice President of the Bancorp since December 2003. Previously, Mr. Kabat was President and CEO of Fifth Third Bank (Michigan) since April 2001 as well as Vice Chairman of Old Kent Financial Corporation and President and CEO of Old Kent Bank prior to its acquisition by Fifth Third Bancorp in 2001.

Bruce K. Lee, 45. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Lee was President and CEO of Fifth Third Bank (Northwestern Ohio) since July 2002 and Executive Vice President, Commercial Banking Division, Fifth Third Bank (Northwestern Ohio) since March 2001 as well as Executive Vice President and Chief Credit Officer of Capital Holding, Inc. prior to its acquisition by Fifth Third Bancorp in 2001.

Ronald D. Marks, 51. Senior Vice President and Treasurer of the Bancorp since September 2004 and April 2004, respectively. Mr. Marks joined the Bancorp in September 2003. Previously, Mr. Marks was Senior Vice President and Treasurer of Comerica Incorporated since 1997.

Peter Pesce, 57. Executive Vice President of the Bancorp since June 2005. Mr. Pesce joined the Registrant in December 2004. Previously, Mr. Pesce was Chief People Officer for Diamond Cluster International and prior to that he was Managing Partner of Human Resources & Partner Matters with Arthur Andersen.

Daniel T. Poston, 47. Executive Vice President of the Bancorp since June 2003 and Auditor of the Bancorp and Fifth Third Bank since October 2001. Senior Vice President of the Bancorp and Fifth Third Bank since January 2002. Previously, Mr. Poston was a partner at Arthur Andersen since 1994.

Paul L. Reynolds, 44. Executive Vice President, Secretary and General Counsel of the Bancorp since September 1999, January 2002 and January 2002, respectively. Previously, Mr. Reynolds was Senior Vice President of the Bancorp and Fifth Third Bank since March 1997. Assistant Secretary of the Bancorp since March 1995, General Counsel and Assistant Secretary of Fifth Third Bank since January 1995.

Robert A. Sullivan, 51. Executive Vice President of the Bancorp since December 2002. Previously, Mr. Sullivan was President and CEO of Fifth Third Bank (Northwestern Ohio) since March 9, 2001 and President and Chief Operating Officer of Capital Holding, Inc. prior to its acquisition by Fifth Third Bancorp effective March 9, 2001. Mr. Sullivan was Co-Founder, President and Chief Operating Officer of Capital Holding, Inc. since 1989.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the Corporate Information found on the inside of the back cover and in the discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 27 of the Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2005, the Bancorp had approximately 60,043 shareholders of record.

Issuer Purchases of Equity Securities

Period	Shares Purchased (a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs (b)
October 2005	24,561	$38.80	—	17,846,953
November 2005	11,147	38.98	—	17,846,953
December 2005	646	46.37	—	17,846,953

Total	36,354	$38.99	—	17,846,953

(a)	All of the common shares purchased by the Bancorp during the fourth quarter of 2005 were in connection with various employee compensation and incentive plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

(b)	On January 18, 2005, the Bancorp announced that its Board of Directors had authorized management to purchase up to 20 million shares of the Bancorp’s common stock through the open market or any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Fifth Third Bancorp    85

ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by this item concerning Audit Committee financial expert and Code of Business Conduct and Ethics is incorporated herein by reference under the caption “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the caption “EXECUTIVE COMPENSATION” and “FINANCIAL PERFORMANCE” of the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS, ELECTION OF DIRECTORS AND EXECUTIVE COMPENSATION” of the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 18 of the Notes to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference under the caption “CERTAIN TRANSACTIONS” of the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” of the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages
Report of Independent Registered Public Accounting Firm	49
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	50-53
Notes to Consolidated Financial Statements	54-80

The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

The following lists the Exhibits to the Annual Report on Form 10-K.

3	(i)	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

3	(ii)	Code of Regulations of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

4.1		Junior Subordinated Indenture, dated as of March 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company, as Debenture Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.2		Certificate Representing the 8.136% Junior Subordinated Deferrable Interest Debentures, Series A, of Fifth Third Bancorp. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.3		Amended and Restated Trust Agreement, dated as of March 20, 1997 of Fifth Third Capital Trust II, among Fifth Third Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.4		Certificate Representing the 8.136% Capital Securities, Series A, of Fifth Third Capital Trust I. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.5		Guarantee Agreement, dated as of March 20, 1997 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.6		Agreement as to Expense and Liabilities, dated as of March 20, 1997 between Fifth Third Bancorp, as the holder of the Common Securities of Fifth Third Capital Trust I and Fifth Third Capital Trust II. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.7		Old Kent Capital Trust I Floating Rate Subordinated Capital Income Securities. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

4.8		Form of Fifth Third Bancorp, as successor to Old Kent Financial Corporation, Floating Rate Junior Subordinated Debentures Due 2027. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

4.9		Indenture, dated as of January 31, 1997 between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997.

4.10		Guarantee Agreement, dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1998.

4.11		Amended and Restated Declaration of Trust dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997.

4.12		Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, defining the rights of the 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.13		Global security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

10.1		Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for fiscal year ended December 31, 1985.*

10.2		Fifth Third Bancorp 1990 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-34075.*

86    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

10.3	Fifth Third Bancorp 1987 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-13252.*

10.4	Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 1992 and as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-54134.

10.5	Fifth Third Bancorp Master Profit Sharing Plan, as Amended. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.*

10.6	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 19, 2004.*

10.7	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003.*

10.8	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan, as Amended. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10.9	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006.*

10.10	CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; and Indiana Federal Corporation 1986 Stock Option and Incentive Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998.*

10.11	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*

10.12	Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005.*

10.13	Old Kent Executive Stock Option Plan of 1986, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000.*

10.14	Old Kent Stock Option Incentive Plan of 1992, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1995; Exhibit 10.20 to Form 8-K filed on March 5, 1997; Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000.*

10.15	Old Kent Executive Stock Incentive Plan of 1997, as Amended. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997.*

10.16	Old Kent Stock Incentive Plan of 1999. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999.*

10.17	Schedule of Director Compensation Arrangements.*

10.18	Schedule of Executive Officer Compensation Arrangements.*

10.19	Notice of Grant of Performance Units and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.*

10.20	Notice of Grant of Restricted Stock and Award Agreement (for Executive Officers). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.*

10.21	Notice of Grant of Stock Appreciation Rights and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.*

10.22	Notice of Grant of Restricted Stock and Award Agreement (for Directors). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004.*

10.23	Franklin Financial Corporation 1990 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.*

10.24		Franklin Financial Corporation 2000 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Registration Statement on Form S-8, Registration No. 333-52928.

10.25		Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.26		Southern Community Bancorp Equity Incentive Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548.*

10.27		Southern Community Bancorp Director Statutory Stock Option Plan. . Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548.*

10.28		Peninsula Bank of Central Florida Key Employee Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.29		Peninsula Bank of Central Florida Director Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.30		First Bradenton Bank Amended and Restated Stock Option Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

10.31		Letter Agreement with R. Mark Graf. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.*

10.32		Amendment Dated January 16, 2006 to the Letter Agreement with R. Mark Graf. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006.

10.33		Separation Agreement between Fifth Third Bancorp and Neal E. Arnold dated as of December 14, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2005.*

10.34		Stipulation and Agreement of Settlement dated March 29, 2005, as Amended. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.35		Amendment to Stipulation dated May 10, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.36		Second Amendment to Stipulation dated August 12, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.37		Order and Final Judgment of the United States District Court for the Southern District of Ohio. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

12.1		Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2		Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

14		Code of Ethics. Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

21		Fifth Third Bancorp Subsidiaries, as of December 31, 2005.

23		Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.

31	(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31	(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32	(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32	(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement

Fifth Third Bancorp    87

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

George A. Schaefer, Jr.

President and CEO

Principal Executive Officer

February 16, 2006

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 16, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

George A. Schaefer, Jr.

Director, President, and CEO

Principal Executive Officer

R. Mark Graf

Senior Vice President and CFO

Principal Financial Officer

David J. DeBrunner

Senior Vice President and Controller

Principal Accounting Officer

DIRECTORS:

Darryl F. Allen

John F. Barrett

James P. Hackett

Allen M. Hill

Mitchel D. Livingston, Ph.D.

Kenneth W. Lowe

Hendrik G. Meijer

Robert B. Morgan

James E. Rogers

John J. Schiff, Jr.

Dudley S. Taft

Thomas W. Traylor

88    Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)

	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest-Bearing Deposits in Banks (a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2005	$67,737	$88	$105	$24,806	$92,736	$2,758	$8,102	$102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896
2003	52,414	92	215	28,640	81,361	1,600	5,250	87,481
2002	45,539	155	184	23,246	69,124	1,551	5,007	75,037
2001	44,888	69	132	19,737	64,826	1,482	5,000	70,683
2000	42,690	118	82	18,630	61,520	1,456	4,229	66,611
1999	38,652	224	103	16,901	55,880	1,628	3,344	60,292
1998	36,014	241	135	16,090	52,480	1,566	2,782	56,306
1997	33,850	327	186	15,425	49,788	1,367	2,495	53,161
1996	30,742	325	211	14,959	46,237	1,401	2,212	49,367

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)

	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates - $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2005	$13,868	$18,884	$10,007	$5,170	$8,491	$4,001	$3,967	$64,388	$9,511	$73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774
2003	10,482	18,679	8,020	3,189	6,426	3,832	3,862	54,490	12,373	66,863
2002	8,953	16,239	9,465	1,162	8,855	2,237	2,018	48,929	7,191	56,120
2001	7,394	11,489	4,928	2,552	13,473	3,821	1,992	45,649	8,799	54,448
2000	6,257	9,531	5,799	939	13,716	4,283	3,896	44,421	9,725	54,146
1999	6,079	8,553	6,206	1,328	13,858	4,197	952	41,173	8,573	49,746
1998	5,627	7,030	6,332	1,471	15,117	3,856	270	39,703	7,095	46,798
1997	4,932	6,209	4,548	2,508	15,887	4,173	441	38,698	6,113	44,811
1996	4,492	5,559	4,237	2,909	15,171	4,186	569	37,123	4,837	41,960

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)

Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Per Share (b)
						Earnings	Diluted Earnings	Originally Reported
								Dividends Declared		Earnings	Diluted Earnings	Dividend Payout Ratio
2005	$4,995	$2,030	$2,500	$2,927	$1,548	$2.79	$2.77	$1.46		$2.79	$2.77	52.7%
2004	4,114	1,102	2,465	2,972	1,524	2.72	2.68	1.31		2.72	2.68	48.9
2003	3,991	1,086	2,483	2,551	1,664	2.91	2.87	1.13		2.91	2.87	39.4
2002	4,129	1,430	2,183	2,337	1,530	2.64	2.59	.98		2.64	2.59	37.8
2001	4,709	2,278	1,788	2,453	1,001	1.74	1.70	.83		1.74	1.70	48.8
2000	4,947	2,697	1,476	2,027	1,054	1.86	1.83	.70		1.70	1.68	41.7
1999	4,199	2,026	1,335	1,987	871	1.55	1.53	.58	2/3	1.32	1.29	45.5
1998	4,052	2,047	1,161	1,826	759	1.36	1.34	.47	1/3	1.09	1.06	44.6
1997	3,933	2,030	901	1,486	756	1.35	1.33	.37	9/10	1.10	1.08	35.2
1996	3,621	1,853	746	1,423	646	1.15	1.13	.32	4/7	.93	.91	35.8

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT SHARE DATA)

										Allowance for Loan and Lease Losses
		Shareholders’ Equity
Year	Common Shares Outstanding (b)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share (b)
2005	555,623,430	$1,295	$9	$1,827	$8,007	$(413)	$(1,279)	$9,446	$17.00	$744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	16.00	713
2003	566,685,301	1,295	9	1,964	6,481	(120)	(962)	8,667	15.29	697
2002	574,355,247	1,295	9	2,010	5,465	369	(544)	8,604	14.98	683
2001	582,674,580	1,294	9	1,943	4,502	8	(4)	7,752	13.31	624
2000	569,056,843	1,263	9	1,454	3,982	28	(1)	6,735	11.83	609
1999	565,425,468	1,255	9	1,090	3,551	(302)	—	5,603	9.91	573
1998	557,438,774	1,238	9	887	3,179	135	(58)	5,390	9.67	532
1997	556,356,059	1,235	9	812	3,000	140	(184)	5,005	9.00	509
1996	564,561,419	1,253	9	755	2,663	17	—	4,695	8.32	484

(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.

(b)	Adjusted for stock splits in 2000, 1998, 1997 and 1996.

Fifth Third Bancorp    89

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS

George A. Schaefer, Jr.

President & CEO

Fifth Third Bancorp and

Fifth Third Bank

Darryl F. Allen

Retired Chairman

President & CEO

Aeroquip-Vickers, Inc.

John F. Barrett

Chairman, President & CEO

Western & Southern Financial

Group

James P. Hackett

President & CEO

Steelcase, Inc.

Joan R. Herschede

Retired President & CEO

The Frank Herschede Company

Allen M. Hill

Retired President & CEO

DPL, Inc.

Robert L. Koch II

President & CEO

Koch Enterprises, Inc.

Mitchel D. Livingston, Ph.D.

Vice President for Student Affairs and Services

University of Cincinnati

Kenneth W. Lowe

President & CEO

The E.W. Scripps Company

Hendrik G. Meijer

Co-Chairman & CEO

Meijer, Inc.

Robert B. Morgan

Executive Counselor

Cincinnati Financial Corporation &

Cincinnati Insurance Company

James E. Rogers

Chairman & CEO

Cinergy Corp.

John J. Schiff, Jr.

Chairman, President & CEO

Cincinnati Financial Corporation &

Cincinnati Insurance Company

Dudley S. Taft

President

Taft Broadcasting Company

Thomas W. Traylor

Chairman, President & CEO

Traylor Bros., Inc.

DIRECTORS EMERITI

Neil A. Armstrong

Philip G. Barach

Vincent H. Beckman

J. Kenneth Blackwell

Milton C. Boesel, Jr.

Douglas G. Cowan

Thomas L. Dahl

Ronald A. Dauwe

Gerald V. Dirvin

Thomas B. Donnell

Nicholas M. Evans

Richard T. Farmer

Louis R. Fiore

John D. Geary

Ivan W. Gorr

Joseph H. Head, Jr.

William G. Kagler

William J. Keating

Jerry L. Kirby

Michael H. Norris

David E. Reese

Brian H. Rowe

C. Wesley Rowles

Donald B. Shackelford

David B. Sharrock

Stephen Stranahan

Dennis J. Sullivan, Jr.

N. Beverley Tucker, Jr.

Alton C. Wendzel

FIFTH THIRD BANCORP OFFICERS

George A. Schaefer, Jr.

President & CEO

Greg D. Carmichael

Executive Vice President &

Chief Information Officer

David J. DeBrunner

Senior Vice President & Controller

Charles D. Drucker

Executive Vice President

R. Mark Graf

Senior Vice President &

Chief Financial Officer

Malcolm D. Griggs

Executive Vice President &

Chief Risk Officer

Kevin T. Kabat

Executive Vice President

Bruce K. Lee

Executive Vice President

Ronald D. Marks

Senior Vice President & Treasurer

Pete Pesce

Executive Vice President

Daniel T. Poston

Executive Vice President & Auditor

Paul L. Reynolds

Executive Vice President, Secretary &

General Counsel

Robert A. Sullivan

Executive Vice President

AFFILIATE CHAIRMEN

H. Lee Cooper

Southern Indiana

Gordon E. Inman

Nashville

R. Daniel Sadlier

Dayton

Donald B. Shackelford

Columbus

John S. Szuch

Toledo

Gary L. Tice

South Florida

AFFILIATE PRESIDENTS & CEOs

Samuel G. Barnes

Lexington

David A. Call

Ohio Valley

Todd F. Clossin

Cleveland

John N. Daniel

Southern Indiana

Robert M. Eversole

Columbus

Dan W. Hogan

Nashville

Gary S. Howlett

Orlando

Brian P. Keenan

Tampa Bay

Gregory L. Kosch

Detroit

Robert W. LaClair

Toledo

Philip R. McHugh

Louisville

John E. Pelizzari

Northern Michigan

Thomas R. Quinn, Jr.

South Florida

Timothy P. Rawe

Northern Kentucky

Maurice J. Spagnoletti

Indianapolis

Robert A. Sullivan

Cincinnati

Michelle L. VanDyke

Western Michigan

Raymond J. Webb

Dayton

Terry E. Zink

Chicago

FIFTH THIRD BANCORP BOARD COMMITTEES

Executive Committee

George A. Schaefer, Jr.,

Chairman

Allen M. Hill

Robert L. Koch II

John J. Schiff, Jr.

Dudley S. Taft

Compensation Committee

Allen M. Hill, Chairman

Kenneth W. Lowe

James E. Rogers

Audit Committee

Robert B. Morgan, Chairman

Darryl F. Allen, Vice Chairman

John F. Barrett

James P. Hackett

Joan R. Herschede

Nominating and Corporate Governance Committee

Dudley S. Taft, Chairman

Darryl F. Allen

Robert L. Koch II

James E. Rogers

Risk and Compliance Committee

John F. Barrett, Chairman

Hendrik G. Meijer

Thomas W. Traylor

Trust Committee

Mitchel D. Livingston, Ph.D.,

Chairman

Joan R. Herschede

Kenneth W. Lowe

George A. Schaefer, Jr.

90    Fifth Third Bancorp

corporate information Corporate Office Fifth Third Center Cincinnati, Ohio 45263 (513) 579-5300

Website www.53.com Investor Relations R. Mark Graf Senior Vice President & Chief Financial Officer (513) 534-6936 (513) 534-3945 (fax)

Bradley S. Adams Vice President & Investor Relations Officer (513) 534-0983 (513) 534-0629 (fax)

Press Releases For copies of current press releases, please visit our website at www.53.com.

Independent Registered Public Accounting Firm Deloitte & Touche LLP 250 East Fifth Street Cincinnati, OH 45202

Transfer Agent Computershare Investor Services LLC PO Box 2388 Chicago, IL 60690-2388 (888) 294-8285 Investordirect.53.com

Stock Trading The common stock of Fifth Third Bancorp is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® National Market.

stock data

	2005			2004
	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
Fourth Quarter	$42.50	$35.04	$.38	$52.34	$45.32	$.35
Third Quarter	$43.99	$36.38	$.38	$54.07	$46.59	$.32
Second Quarter	$44.67	$40.24	$.35	$57.00	$51.13	$.32
First Quarter	$48.12	$42.05	$.35	$60.00	$53.27	$.32

©Fifth Third Bank 2006

Member F.D.I.C. – Federal Reserve System ®Reg. U.S. Pat. & T.M. Office

Fifth Third Bancorp www.53.com