Form 10-Q
period 2006-03-31
FIFTH THIRD BANCORP
filed 2006-05-04
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes  ☐    No  ☒

There were 556,500,991 shares of the Registrant’s Common Stock, without par value, outstanding as of March 31, 2006.

FIFTH THIRD BANCORP

This report may contain forward-looking statements about the Registrant and/or the company as combined with acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Registrant and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Registrant, one or more acquired entities and/or the combined company do business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) changes and trends in the securities markets; (7) legislative or regulatory changes or actions, or significant litigation, adversely affect the Registrant, one or more acquired entities and/or the combined company or the businesses in which the Registrant, one or more acquired entities and/or the combined company are engaged; (8) difficulties in combining the operations of acquired entities and (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Registrant’s Web site at www.53.com. The Registrant undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s (“the Registrant” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Registrant incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: Selected Financial Data

For the three months ended March 31 ($ in millions, except per share data)	2006	2005	Percent Change
Income Statement Data
Net interest income (a)	$718	759	(5)
Noninterest income	617	607	2
Total revenue (a)	1,335	1,366	(2)
Provision for loan and lease losses	78	67	16
Noninterest expense	731	705	4
Net income	363	405	(10)

Common Share Data
Earnings per share, basic	$.66	.73	(10)
Earnings per share, diluted	.65	.72	(10)
Cash dividends per common share	.38	.35	9
Book value per share	17.01	16.04	6
Dividend payout ratio	58.5%	48.6	20

Financial Ratios
Return on average assets	1.41%	1.62	(13)
Return on average equity	15.3	18.0	(15)
Average equity as a percent of average assets	9.17	9.02	2
Net interest margin (a)	3.08	3.38	(9)
Efficiency (a)	54.7	51.6	6

Credit Quality
Net losses charged off	$73	63	16
Net losses charged off as a percent of average loans and leases	.42%	.40	5
Allowance for loan and lease losses as a percent of loans and leases	1.05	1.11	(5)
Allowance for credit losses as a percent of loans and leases (b)	1.14	1.21	(6)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.51	.53	(4)

Average Balances
Loans and leases, including held for sale	$71,634	$65,076	10
Total securities and other short-term investments	22,917	26,119	(12)
Total assets	104,736	101,009	4
Transaction deposits	48,951	47,581	3
Core deposits	58,700	55,368	6
Interest-bearing deposits	53,746	49,763	8
Short-term borrowings	9,271	9,878	(6)
Long-term debt	15,132	15,604	(3)
Shareholders’ equity	9,601	9,108	5

Regulatory Capital Ratios
Tier I capital	8.69%	8.40	3
Total risk-based capital	10.47	10.78	(3)
Tier I leverage	8.44	7.62	11

(a)	Amounts presented on a fully taxable equivalent basis.

(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.

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

The Registrant is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2006, the Registrant had $105.0 billion in assets, operated 19 affiliates with 1,132 full-service Banking Centers including 120 Bank Mart® locations open seven days a week inside select grocery stores and 2,025 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Registrant reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Fifth Third Processing Solutions (“FTPS”). During the first quarter of 2006, the Registrant began separating its Retail line of business into the Branch Banking and Consumer Lending business segments. All prior year information has been updated to reflect this presentation.

The Registrant believes that banking is first and foremost a relationship business where the strength of the competition and challenges for growth can vary in every market. Its affiliate operating model provides a competitive advantage by keeping the decisions close to the customer and by emphasizing individual relationships. Through its affiliate operating model, individual managers, from the banking center to the executive level, are given the opportunity to tailor financial solutions for their customers.

The Registrant’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended March 31, 2006, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 54% and 46% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Registrant. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Registrant.

Net interest income, which continues to be the Registrant’s largest revenue source, is the difference between interest income earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, the relative level of short- and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Registrant earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Registrant to interest rate risk through potential adverse changes to net interest income and financial position. The Registrant manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Registrant enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks.

The Registrant is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by loan defaults and inadequate collateral, among other factors.

Noninterest income is derived primarily from electronic funds transfer (“EFT”) and merchant transaction processing fees, card interchange, fiduciary and investment management fees, banking fees and service charges and mortgage banking revenue.

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

The Registrant’s net income was $363 million in the first quarter of 2006, a 10% decrease compared to $405 million for the same period last year. Earnings per diluted share were $.65 for the first quarter, a 10% decrease from $.72 for the same period last year. The Registrant’s quarterly dividend increased to $.38 per common share from $.35 in the first quarter of 2005, an increase of nine percent.

Net interest income (FTE) decreased five percent compared to the same period last year. Net interest margin decreased from 3.38% in the same period last year and from 3.11% in the fourth quarter of 2005 to 3.08% in the first quarter of 2006 largely due to the rise in short-term interest rates, the impact of the primarily fixed-rate securities portfolio and mix shifts within the core deposit base. Noninterest income increased two percent over the same period last year with strong growth in electronic payment processing revenue, mortgage banking net revenue and corporate banking revenue offset by a $12 million decline in operating lease revenue as a result of the year-over-year runoff from the consumer automobile lease portfolio and a $13 million decline in security gains.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased only four percent over the same quarter last year as the Registrant began to realize cost savings from expense control initiatives.

Credit quality metrics improved during the first quarter of 2006. Net charge-offs as a percent of average loans and leases were .42% in the first quarter of 2006 compared to .67% in the fourth quarter of 2005 and .40% in the first quarter of 2005. At March 31, 2006, nonperforming assets as a percent of loans and leases were down to .51% from .52% at December 31, 2005 and .53% at March 31, 2005.

The Registrant’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of March 31, 2006, the Tier I capital ratio was 8.69% and the total risk-based capital ratio was 10.47%.

The Registrant continues to invest in the geographic areas that offer the best growth prospects, as it believes this investment is the most cost efficient method of expansion within its largest affiliate markets. During the first three months of 2006, the Registrant opened 16 new banking centers that did not involve the relocation or consolidation of existing facilities, with plans to add a total of 50 net banking centers (excluding relocations and consolidations) in key markets for the full-year 2006.

RECENT ACCOUNTING STANDARDS

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the new accounting standards adopted by the Registrant during 2006 and 2005 and the expected impact of accounting standards issued but not yet required to be adopted.

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and estimated loss given default evaluations are not separated in the ten grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is expected to be consistent with Basel II requirements and will allow for more precision in the analysis of commercial credit risk.

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

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Registrant’s internal credit examiners.

Regardless of the extent of the evaluation of the previously discussed factors, certain inherent but undetected losses are probable within the loan and lease portfolios. An unallocated component to the allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Loans acquired by the Registrant through a purchase business combination are evaluated for possible credit impairment. Reduction to the carrying value of the acquired loans as a result of credit impairment is recorded as an adjustment to goodwill. The Registrant does not carry over the acquired company’s allowance for loan and lease losses nor does the Registrant add to its existing allowance for the acquired loans as part of purchase accounting.

The Registrant’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $69 million at March 31, 2006. The Registrant’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and retail loans would increase by approximately $21 million at March 31, 2006. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Registrant, management believes the risk grades and inherent loss rates currently assigned are appropriate.

The Registrant’s primary market areas for lending are Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Registrant’s customers.

In the current year, the Registrant has not substantively changed any material aspect of its overall approach to determine its allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. Based on the procedures discussed above, the Registrant is of the opinion that the allowance of $749 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at March 31, 2006.

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

Taxes

The Registrant estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Registrant conducts business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year. The estimated income tax expense is recorded in the Condensed Consolidated Statements of Income.

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized subject to management judgment that realization is more likely than not.

Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Registrant evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Registrant. As described in greater detail in Note 9 of the Notes to the Condensed

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Financial Statements, the Internal Revenue Service is currently challenging the Registrant’s tax treatment of certain leasing transactions.

Valuation of Servicing Rights

When the Registrant sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often retains servicing rights. Servicing rights resulting from loan sales are amortized in proportion to and over the period of estimated net servicing revenues. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate, the weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds.

The Registrant monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on the financial asset type and interest rates. In addition, the Registrant obtains an independent third-party valuation of mortgage servicing rights (“MSR”) on a quarterly basis. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

The change in the fair value of MSRs at March 31, 2006, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $21 million and $41 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $23 million and $47 million, respectively. The change in the fair value of the MSR portfolio at March 31, 2006, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $18 million and $35 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $20 million and $41 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Registrant’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

The Registrant continues to face a challenging net interest income environment as a result of rising short-term interest rates. Net interest income (FTE) was $718 million for the first quarter of 2006, a decline of $17 million compared to the sequential quarter and a decline of $41 million compared to the prior year quarter. In terms of mix between volume and yield, the impact of changes in interest rates on net interest income (FTE) was a sequential decrease of three percent and a year-over-year decrease of 11%. The declines were primarily the result of continued compression of net interest margin to 3.08% from 3.11% in the fourth quarter and 3.38% in the first quarter of 2005, with the sequential impact on net interest income being magnified by the unfavorable day count comparisons. The Registrant currently expects modest margin compression in the second quarter with improving trends later in 2006.

The contraction of net interest margin occurred despite growth in average earning assets. Total average earning assets increased three percent on an annualized sequential basis and four percent over the first quarter of 2005. Margin compression was the result of an 8 bp sequential and a 55 bp year-over-year decrease in net interest rate spread. The decrease in net interest spread was the result of higher short-term funding costs and the continued flattening of the yield curve, the impact of the primarily fixed rate security portfolio and a change in mix within core deposits. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 171 bp in the first quarter of 2005 to 57 bp in the fourth quarter of 2005 and to 7 bp in the first quarter of 2006, illustrating the relative pressure between shorter-term and longer-term funding costs and general security portfolio re-investment opportunities. The decrease in net interest rate spread was partially offset by an increased benefit from free funding of 62 bp in the first quarter of 2006, up 5 bp from the fourth quarter of 2005 and 25 basis points over the first quarter of 2005. The large increase in the benefit of free funding over the first quarter of 2005 was the result of higher funding costs and an improvement in the net free funding position of the Registrant, calculated as the total of noninterest-bearing liabilities and equity less noninterest-earning assets, which increased three percent to $16.4 billion.

The growth in average loans and leases over the first quarter of 2005 outpaced core deposit growth for the same period by $3.2 billion. The funding shortfall was offset by a $3.2 billion reduction in the average available-for-sale securities portfolio, as the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant continues to use cash flows from its securities portfolio to reduce its reliance on wholesale funding. For the first quarter of 2006, wholesale funding represented 42% of interest-bearing liabilities, down from 44% for the same period in the prior year. In the current interest rate environment, the Registrant expects to continue to use cash flows from its securities portfolio during the remainder of 2006 to fund its loan and lease growth that is in excess of its core deposit growth.

During the first quarter of 2006, the Registrant continued to increase interest-bearing deposit rates as its deposit pricing strategy has moved away from promotional rates and towards highly competitive daily rates. As part of this strategy, the Registrant maintains competitive deposit rates in all of its affiliate markets and across all of its deposit products. Consequently, net new account openings increased 22% over the first quarter of 2005. Additionally, a migration of interest checking balances has occurred into money market, savings and time deposit accounts. During the first quarter of 2006, interest checking balances were 39% of average interest-bearing core deposits and money market and other time deposit balances combined to represent 35%, compared to 48% and 30%, respectively, in the first quarter of 2005.

The cost of interest-bearing core deposits was 2.88% in the first quarter of 2006, up from 2.63% in the fourth quarter of 2005 and 1.62% in the first quarter of 2005. Despite an overall increase in the cost of interest-bearing core deposits, the Registrant was able to slow the rate of increases during the first quarter as increases were approximately half of the increases in the federal funds rate, compared to the two previous quarters where core deposit rate increases were approximately three-quarters of the federal funds rate increases. Despite the increasing deposit rates, the relative cost advantage of interest-bearing core deposits compared to wholesale funding increased by 28 bp from the fourth quarter of 2005 to 162 bp in the first quarter of 2006.

Interest income (FTE) from loans and leases increased $279 million, or 32%, compared to the first quarter of 2005. The increase resulted from the growth in average loans and leases of 10% for the first quarter of 2006 over the comparable period in 2005 as well as a 109 bp increase in average rates. The increase in average loans and leases included growth in commercial loans and leases of 12% and growth in average consumer loans and leases of eight percent compared to the first quarter of 2005.

Interest income (FTE) from investment securities and short-term investments decreased $27 million to $256 million for the first quarter of 2006 compared to the same period in 2005 due to the previously mentioned reduction of the investment securities portfolio. The average yield on taxable securities increased by only 10 bp as a result of 84% of the debt securities within the available-for-sale portfolio being fixed-rate securities and the relative stability in longer-term interest rates.

The interest on core deposits increased $152 million, or 91%, in the first quarter of 2006 over the comparable period in 2005 due to increases in short-term interest rates and increasing average balances. Average interest-bearing core deposits increased $3.1 billion, or eight percent, compared to the first quarter of 2005. The Registrant continues to focus on growing its core deposit balances in order to improve the funding mix and improve net interest margin trends. The growth in noninterest-bearing funds and other core deposits is a critical component in the growth of net interest income.

The interest on wholesale funding and long-term debt increased by $141 million, or 62%, in the first quarter over the comparable period in 2005 due to increasing interest rates partially offset by a $238 million decrease in average balances. Average wholesale funding and short-term bank notes increased $234 million, or one percent, while average long-term debt decreased $472 million, or three percent, in the first quarter of 2006 over the comparable period in 2005. Included within other short-term borrowings are the Registrant’s customer repo sweep balances, which were $2.8 billion and $2.7 billion on an average basis for the three months ended March 31, 2006 and 2005, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	March 31, 2006			December 31, 2005			March 31, 2005
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate
Assets
Interest-earning assets:
Loans and leases (a):
Commercial loans	$19,461	$327	6.82%	$18,909	$306	6.42%	$18,073	$234	5.24%
Commercial mortgage	9,441	159	6.84	9,159	153	6.63	8,385	118	5.71
Commercial construction	6,211	110	7.19	6,051	105	6.87	4,870	65	5.45
Commercial leases	3,686	47	5.13	3,611	45	4.95	3,393	44	5.21

Subtotal – commercial	38,799	643	6.72	37,730	609	6.40	34,721	461	5.38
Residential mortgage	8,351	120	5.83	8,444	119	5.60	8,417	115	5.53
Residential construction	706	10	5.86	673	10	5.66	468	6	5.23
Other consumer loans	22,238	357	6.50	21,960	344	6.22	19,491	265	5.52
Consumer leases	1,540	19	5.02	1,682	19	4.50	1,979	23	4.78

Subtotal – consumer	32,835	506	6.25	32,759	492	5.96	30,355	409	5.47

Total loans and leases	71,634	1,149	6.51	70,489	1,101	6.20	65,076	870	5.42
Securities:
Taxable	22,116	242	4.44	22,376	243	4.31	24,935	267	4.34
Exempt from income taxes (a)	644	12	7.59	698	13	7.51	856	15	7.36
Other short-term investments	157	2	4.98	200	2	4.41	328	1	1.56

Total interest-earning assets	94,551	1,405	6.03	93,763	1,359	5.75	91,195	1,153	5.13
Cash and due from banks	2,668			2,847			2,619
Other assets	8,261			8,105			7,909
Allowance for loan and lease losses	(744)			(727)			(714)

Total assets	$104,736			$103,988			$101,009

Liabilities
Interest-bearing liabilities:
Interest checking	$17,603	$99	2.28%	$17,828	$94	2.10%	$19,972	$63	1.27%
Savings	11,588	76	2.67	11,036	67	2.41	9,339	27	1.15
Money market	6,086	55	3.64	5,974	50	3.32	4,786	25	2.14
Other time deposits	9,749	89	3.74	9,143	81	3.50	7,787	52	2.72
Certificates - $100,000 and over	4,670	48	4.15	4,354	40	3.66	3,539	25	2.92
Foreign office deposits	4,050	44	4.39	3,703	37	3.92	4,340	27	2.48
Federal funds purchased	4,553	51	4.50	4,771	49	4.04	4,170	25	2.41
Short-term bank notes	—	—	—	—	—	—	775	5	2.53
Other short-term borrowings	4,718	44	3.82	4,408	36	3.27	4,933	27	2.18
Long-term debt	15,132	181	4.85	15,956	170	4.25	15,604	118	3.10

Total interest-bearing liabilities	78,149	687	3.57	77,173	624	3.21	75,245	394	2.12
Demand deposits	13,674			14,099			13,484
Other liabilities	3,312			3,236			3,172

Total liabilities	95,135			94,508			91,901
Shareholders’ equity	9,601			9,480			9,108

Total liabilities and shareholders’ equity	$104,736			$103,988			$101,009

Net interest income margin		$718	3.08%		$735	3.11%		$759	3.38%
Net interest rate spread			2.46			2.54			3.01
Interest-bearing liabilities to interest-earning assets			82.65			82.31			82.51

(a)	The net taxable equivalent adjustment amounts included in the above table are $7 million, $8 million and $7 million for the three months ended March 31, 2006 and 2005 and December 31, 2005, respectively.

Provision for Loan and Lease Losses

The Registrant provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on the factors discussed in the Critical Accounting Policies section. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Registrant. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries in the current period on previously charged off assets.

The provision for loan and lease losses increased to $78 million in the first quarter of 2006 compared to $67 million in the same period last year. The increase is due to both the increase in net charge-offs from $63 million in the first quarter of 2005 to $73

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million and increased loan growth in the first quarter of 2006. The allowance for loan and lease losses as a percent of loans and leases declined to 1.05% from 1.11% at March 31, 2005. Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Registrant in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended March 31, 2006, noninterest income increased by two percent on a year-over-year basis. The components of noninterest income for these periods are as follows:

TABLE 3: Noninterest Income

For the three months ended March 31 ($ in millions)	2006	2005	Percent Change
Electronic payment processing revenue	$196	171	15
Service charges on deposits	126	121	4
Mortgage banking net revenue	47	41	15
Investment advisory revenue	91	90	1
Corporate banking revenue	76	62	23
Other noninterest income	80	108	(26)
Securities gains, net	1	14	(93)

Total noninterest income	$617	607	2

During the first quarter of 2006, the Registrant refined its presentation of noninterest income in order to provide more granularity around its revenue streams. The primary result of this refinement was the consolidation of the Registrant’s interest rate derivative sales, international service fees, institutional sales and loan and lease syndication fees into a new income statement line item named corporate banking revenue. Corporate banking revenue increased to $76 million in the first quarter of 2006, up 23% over the comparable period in 2005. The growth in corporate banking revenue was largely attributable to continued strong sales in international services, interest rate derivatives and syndication fees.

Electronic payment processing revenue increased $25 million in the first quarter of 2006 compared to the same period last year. EFT revenue increased to $107 million, up $17 million or 18%, as a result of continued success in attracting financial institution customers as well as an $8 million increase, to $42 million, in issuer interchange. Merchant processing revenue increased 11%, to $89 million, compared to the same period in 2005. The Registrant continues to see strong trends in both merchant processing and financial institution volumes and corresponding impacts on processing volumes, as well as significant opportunities to attract new retailers and financial institution customers. The Registrant handles electronic processing for over 115,000 merchant locations and 1,500 financial institutions worldwide.

Service charges on deposits increased four percent in the first quarter of 2006 compared to the same period last year. Commercial deposit revenue increased three percent while consumer deposit revenue increased five percent. Despite growth in the number of relationships and overall activity, commercial service charges were negatively impacted compared to the first quarter last year by a 43% increase in earnings credits on commercial customer demand deposit accounts due to the higher interest rate environment. Net new consumer deposit account production increased by 22% in the first quarter compared to the same quarter last year. Growth in the number of customer deposit account relationships has improved consumer deposit revenue and deposit generation continues to be a primary focus of the Registrant.

Mortgage banking net revenue increased to $47 million in the first quarter of 2006 from $41 million in the same period last year. Mortgage originations increased to $2.2 billion in the first quarter of 2006 as compared to $1.9 billion in the same period last year. The components of mortgage banking net revenue for the three months ended March 31, 2006 and 2005 are as follows:

TABLE 4: Components of Mortgage Banking Net Revenue

For the three months ended March 31 ($ in millions)	2006	2005
Origination fees and gains (losses) on loan sales	$21	22
Servicing revenue:
Servicing fees	30	26
Servicing rights amortization	(15)	(17)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	11	10

Net servicing revenue	26	19

Mortgage banking net revenue	$47	41

Mortgage net servicing revenue increased by $7 million as compared to the same period last year. Net servicing revenue is comprised of gross servicing fees and amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Registrant’s total residential

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

mortgage loans serviced at March 31, 2006 and 2005 was $34.8 billion and $31.5 billion, respectively, with $26.4 billion and $23.3 billion, respectively, of residential mortgage loans serviced for others.

Net valuation adjustments on servicing rights and free-standing derivatives were affected by the general rise in longer-term interest rates in the first quarter of 2006 and the corresponding general decrease in prepayment speeds, which led to the reversal of $12 million in temporary impairment on the MSR portfolio in the first quarter as compared to a reversal of temporary impairment of $21 million in the first quarter of 2005. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. The Registrant recognized a net loss of $1 million and $11 million in the first quarter of 2006 and 2005, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. In the first quarter of 2006, the Registrant primarily used principal only swaps, interest rate swaps and swaptions to hedge the economic risk of the MSR portfolio as they were deemed to be the best available instruments for several reasons. Principal only swaps hedge the mortgage-LIBOR spread because they appreciate in value as a result of tightening spreads. They also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. As of March 31, 2006 and 2005, the Registrant held a combination of free-standing derivatives, including principal only swaps, swaptions and interest rate swaps with a net negative fair value of $1 million and a net positive fair value of $4 million, respectively, on outstanding notional amounts of $.7 billion and $2.7 billion, respectively. In addition to the derivative positions used to economically hedge the MSR portfolio, the Registrant began to acquire various securities (primarily principal only strips) during 2005 and 2006 as a supplement to its non-qualifying hedging strategy. Principal only strips increase in value as prepayments speeds increase, thus providing an economic hedge for the MSR portfolio. As of March 31, 2006, the Registrant’s available-for-sale securities portfolio included $236 million of securities related to the non-qualifying hedging strategy.

Investment advisory revenues increased by $1 million in the first quarter of 2006 compared to the same period last year with relatively flat performance across all categories. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant is one of the largest money managers in the Midwest and as of March 31, 2006 had over $203 billion in assets under care and $33 billion in assets under management.

The major components of other noninterest income are as follows:

TABLE 5: Components of Other Noninterest Income

For the three months ended March 31 ($ in millions)	2006	2005
Cardholder fees	$12	11
Consumer loan and lease fees	11	13
Operating lease income	8	20
Bank owned life insurance income	21	23
Insurance income	7	5
Other	21	36

Total other noninterest income	$80	108

Other noninterest income decreased by 26% in the first quarter of 2006 compared to the same period last year. The decrease was primarily attributable to the continued runoff in the consumer operating lease portfolio. Consumer operating lease revenues result from the consolidation of a special purpose entity in 2003 that was formed for the purpose of the sale and subsequent leaseback of leased automobiles. The consolidation was the result of the Registrant’s early adoption of FASB Interpretation No. 46. Declines in operating lease revenues will continue throughout 2006, however to a lesser extent, as automobile leases continue to mature and are offset by originations of commercial leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

During 2005 and 2006, the Registrant has invested in the expansion of the retail distribution network, growth in the sales force and in the information technology infrastructure. Operating expense levels are often measured using the efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income), which was 54.7% and 51.6% for the first quarter of 2006 and 2005, respectively. The Registrant continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and views its recent investments as its platform for future growth and increasing expense efficiency.

The major components of noninterest expense are as follows:

TABLE 6: Noninterest Expense

For the three months ended March 31 ($ in millions)	2006	2005	Percent Change
Salaries, wages and incentives	$284	265	7
Employee benefits	87	82	6
Equipment expense	27	25	8
Net occupancy expense	58	54	7
Other noninterest expense	275	279	(1)

Total noninterest expense	$731	705	4

Total noninterest expense increased four percent in the first quarter of 2006 compared to the same period last year due to increases in marketing, bankcard volume related costs and the investment in the sales force and retail distribution network. Salaries, wages and incentives increased seven percent for the current quarter compared to 2005 primarily due to sales force expansion. Net occupancy expenses increased seven percent in the first quarter of 2006 over the same period last year due to the addition of 62 new banking centers since March 31, 2005 that did not involve the relocation or consolidation of existing facilities.

The major components of other noninterest expense are as follows:

TABLE 7: Components of Other Noninterest Expense

For the three months ended March 31 ($ in millions)	2006	2005
Marketing and communications	$34	30
Deposit insurance	2	2
Postal and courier	13	12
Bankcard	70	63
Intangible amortization	11	12
Franchise and other taxes	8	11
Loan and lease	21	16
Printing and supplies	7	9
Travel	11	12
Information technology and operations	24	26
Operating lease	6	15
Other	68	71

Total other noninterest expense	$275	279

Total other noninterest expense decreased by $4 million from the first quarter of 2005 as increases in marketing and communications, loan and lease and bankcard expenses were more than offset by decreased operating lease expenses as a result of the continued runoff of the automobile lease portfolio as well as expense control through most other categories. Marketing and communications increased 13% compared to the first quarter of 2005 primarily due to continued spending on deposit campaign initiatives through direct mailings and media advertising. Loan and lease expense increased 31% on higher volume. Bankcard expense increased 11% compared to last year due to an increase in the number of merchant and retail customers as well as continuing organic growth in debit and credit card usage.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable Income Taxes

The Registrant’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods are as follows:

TABLE 8: Applicable Income Taxes

For the three months ended March 31 ($ in millions)	2006	2005
Income from continuing operations before income taxes and cumulative effect	$519	586
Applicable income taxes	160	181
Effective tax rate	30.7%	30.9

Applicable income tax expense for all periods include the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses.

Cumulative Effect of Change in Accounting Principle

The Registrant recognized a benefit of approximately $4 million, net of $2 million of tax, related to the adoption of SFAS No. 123 (Revised 2004). The benefit recognized relates to the Registrant’s estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

BUSINESS SEGMENT REVIEW

The Registrant reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. During the first quarter of 2006, the Registrant began reporting its Retail line of business as two business segments, Branch Banking and Consumer Lending. All prior year information has been updated to reflect this presentation. Further detailed financial information on each business segment is included in Note 14 of the Notes to the Condensed Consolidated Financial Statements.

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

The Registrant manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate risk, enabling them to focus on servicing customers through loan originations and deposit taking. The FTP system assigns charge and credit rates to classes of assets and liabilities, respectively, based on expected duration. The Registrant has not changed the conceptual application of FTP during 2005 or 2006. The net impact of the FTP methodology is included in Other/Eliminations.

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

TABLE 9: Business Segment Results

For the three months ended March 31 ($ in millions)	2006	2005
Commercial Banking	$194	179
Branch Banking	224	189
Consumer Lending	42	48
Investment Advisors	34	25
Processing Solutions	30	35
Other/Eliminations	(161)	(71)

Net income	$363	405

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

TABLE 10: Commercial Banking Selected Financial Data

For the three months ended March 31 ($ in millions)	2006	2005
Income Statement Data
Net interest income (FTE)	$375	343
Provision for loan and lease losses	37	30
Noninterest income:
Corporate banking revenue	72	58
Service charges on deposits	39	38
Other noninterest income	12	16
Noninterest expense:
Salaries, incentives and benefits	61	56
Other noninterest expenses	123	109

Income before taxes	277	260
Applicable income taxes (a)	83	81

Net income	$194	179

Average Balance Sheet Data
Commercial loans	$32,465	29,323
Demand deposits	6,172	6,205
Interest checking	3,926	2,738
Savings and money market	5,426	4,483
Certificates over $100,000 and other time	1,428	943

(a)	Includes taxable-equivalent adjustments of $3 million for the three months ended March 31, 2006 and 2005.

Net income increased $15 million, or eight percent, compared to the first quarter of 2005 largely as a result of loan and deposit growth. Average commercial loans and leases increased 11% to $32.5 billion over the prior year first quarter, with growth occurring in all loan categories. Despite average demand deposits remaining flat from the prior year first quarter due in part to lower relative compensating balance requirements, average core deposits increased to $15.5 billion in the first quarter of 2006 from $13.4 billion in 2005, a 16% increase. The increase in average core deposits and loans and the related net FTP impact led to a $32 million increase in net interest income compared to the same period last year.

Noninterest income increased $11 million, or 10%, compared to the same quarter last year largely due to a 14% increase in letter of credit fees, a 37% increase in syndication fees and a 59% increase in interest rate derivative fees mitigated by a 25% decrease in other noninterest income. Noninterest expense increased $19 million, or 12%, compared to the first quarter of 2005. Strong production volumes contributed to the increase as sales incentives increased $4 million and loan and bankcard related expenses increased $3 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,132 banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 11: Branch Banking Selected Financial Data

For the three months ended March 31 ($ in millions)	2006	2005
Income Statement Data
Net interest income	$452	393
Provision for loan and lease losses	21	20
Noninterest income:
Electronic payment processing	44	35
Service charges on deposits	85	81
Investment advisory income	23	22
Other noninterest income	26	25
Noninterest expense:
Salaries, incentives and benefits	115	111
Net occupancy and equipment expenses	36	32
Other noninterest expenses	112	101

Income before taxes	346	292
Applicable income taxes	122	103

Net income	$224	189

Average Balance Sheet Data
Consumer loans	$11,240	10,248
Commercial loans	4,299	3,736
Demand deposits	5,615	5,482
Interest checking	11,448	14,765
Savings and money market	10,932	8,465
Time deposits	11,649	9,425

Net income increased $35 million, or 19%, compared to the first quarter of 2005 as growth in average loans and leases and deposits led to a 15% increase in net interest income. Average loans and leases increased 11% compared to the first quarter of 2005 and total deposits increased four percent over the first quarter of 2005 with double-digit increases in savings, money market and consumer time deposits mitigated by a 22% decrease in interest checking. As a result of the growth in average loans, core deposits and the related net FTP impact, net interest income increased $59 million compared to the same period last year.

Electronic payment processing revenue increased $9 million, or 26%, and service charges on deposit increased $4 million, or five percent, as noninterest income increased in nearly every caption over the first quarter of 2005. Overall noninterest income increased nine percent from the first quarter of 2005.

Noninterest expense increased eight percent compared to the first quarter of 2005 as net occupancy and equipment costs increased 13% as a result of the continued opening of new banking centers related to the Registrant’s de-novo growth strategy. Since the first quarter of 2005, 62 new banking centers that did not involve relocation or consolidation of existing facilities were opened. The Registrant continues to position itself for sustained long-term growth through new banking center additions in key markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Lending

Consumer lending includes the Registrant’s mortgage and home equity lending activities and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans or pools of loans or lines of credit and all associated hedging activities. Other indirect lending activities include loans to consumers through dealers and federal and private student education loans.

TABLE 12: Consumer Lending Selected Financial Data

For the three months ended March 31 ($ in millions)	2006	2005
Income Statement Data
Net interest income	$99	104
Provision for loan and lease losses	28	27
Noninterest income:
Mortgage banking net revenue	46	39
Other noninterest income	26	39
Noninterest expense:
Salaries, incentives and benefits	27	23
Other noninterest expenses	51	57

Income before taxes	65	75
Applicable income taxes	23	27

Net income	$42	48

Average Balance Sheet Data
Consumer loans	$19,892	18,370

Net income decreased $6 million, or 13%, compared to the first quarter of 2005 largely due to the effects of the flattening yield curve that resulted in a decrease in net interest income of five percent despite 16% growth in mortgage originations. The Registrant experienced growth in mortgage originations in several markets, highlighted by the Florida affiliates, which accounted for 35% of the origination growth. Overall, average loans and leases increased eight percent compared to the first quarter of 2005.

Decreases in noninterest income and expense are affected by the runoff of the automobile leases as operating lease income and expense decreased from the first quarter of 2005 by $15 million and $11 million, respectively. Exclusive of the impact of the operating lease declines, noninterest income increased 13%, or $8 million, as increased originations resulted in a $7 million increase in mortgage fees, and noninterest expense increased 11% due in part to a $4 million increase in salaries due to a 13% increase in sales personnel.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The Registrant’s primary services include trust, asset management, retirement plans and custody. Fifth Third Securities, Inc., an indirect wholly-owned subsidiary of the Registrant, offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Registrant, provides asset management services and also advises the Registrant’s proprietary family of mutual funds, Fifth Third Funds.*

TABLE 13: Investment Advisors Selected Financial Data

For the three months ended March 31 ($ in millions)	2006	2005
Income Statement Data
Net interest income	$53	45
Provision for loan and lease losses	2	1
Noninterest income:
Investment advisory income	91	90
Other noninterest income	5	4
Noninterest expense:
Salaries, incentives and benefits	42	43
Other noninterest expenses	52	56

Income before taxes	53	39
Applicable income taxes	19	14

Net income	$34	25

Average Balance Sheet Data
Loans and leases	$3,034	2,482
Core deposits	4,135	4,146

Net income increased $9 million, or 36%, in the first quarter of 2006 compared to the same period last year. This increase was the result of an 18% improvement in net interest income due to strong loan growth. Average loans and leases increased to $3.0 billion, a 22% increase from the first quarter last year. Noninterest income was relatively flat across product offerings from the first quarter of last year and noninterest expense decreased five percent as a result of the focus on expense control.

Processing Solutions

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers.

TABLE 14: Processing Solutions Selected Financial Data

For the three months ended March 31 ($ in millions)	2006	2005
Income Statement Data
Net interest income	$9	8
Provision for loan and lease losses	2	2
Noninterest income:
Merchant processing	88	80
EFT processing	71	62
Other noninterest income	2	12
Noninterest expense:
Salaries, incentives and benefits	16	13
Processing costs	73	65
Other noninterest expenses	32	28

Income before taxes	47	54
Applicable income taxes	17	19

Net income	$30	35

Net income decreased $5 million, or 14%, compared to the first quarter of 2005. EFT and merchant revenues increased by 15% and 10%, respectively, primarily due to new customer additions and related increased volume. The strong increase in noninterest

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

income was mitigated by a 14% increase in noninterest expense, which increased due to headcount additions, investment in information technology and processing costs. Processing costs increased 12% primarily from volume related costs as merchant transactions processed increased 14% over the first quarter of 2005. The Registrant continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Other/Eliminations

Other/Eliminations includes the unallocated portion of the investment portfolio, certain non-core deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

The results of Other/Eliminations were primarily impacted by the decrease in interest income from investment securities and the increased cost of non-core deposit funding. Due to the continued runoff of the securities portfolio in 2005 and 2006, interest income from the securities portfolio decreased $27 million from the first quarter of 2005. Interest expense on non-core deposit funding increased $141 million from the first quarter of 2005. This increase in interest expense resulted from an increase in the average interest rate on non-core deposit funding, which rose from 2.77% in the first quarter of 2005 to 4.50% in the first quarter of 2006.

BALANCE SHEET ANALYSIS

Loans

The table below summarizes the end of period total loans and leases, which includes loans held for sale, by major category:

TABLE 15: Components of Total Loans and Leases (includes held for sale)

	March 31, 2006		December 31, 2005		March 31, 2005
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$19,879	28	$19,299	27	$17,501	27
Commercial mortgage	9,861	14	9,188	13	9,048	14
Commercial construction	5,883	8	6,342	9	5,365	8
Commercial leases	3,726	5	3,698	5	3,416	5

Total commercial loans and leases	39,349	55	38,527	54	35,330	54

Consumer:
Residential mortgage	8,405	12	8,296	12	8,208	12
Residential construction	717	1	695	1	557	1
Credit card	851	1	866	1	790	1
Home equity	12,087	17	12,000	17	11,085	17
Other consumer loans	9,318	12	9,250	13	7,840	12
Consumer leases	1,439	2	1,595	2	1,901	3

Total consumer loans and leases	32,817	45	32,702	46	30,381	46

Total loans and leases	$72,166	100	$71,229	100	$65,711	100

Total loans and leases increased 10% over the first quarter of 2005 and five percent on an annualized basis over the fourth quarter of 2005. Total commercial loans and leases increased $4.0 billion, or 11%, compared to March 31, 2005. The increase in commercial loans and leases was primarily driven by strong growth in commercial and industrial loans which increased 14% over the first quarter 2005. The mix of commercial loans was essentially unchanged from prior periods.

Total consumer loans and leases increased $2.4 billion, or eight percent, compared to March 31, 2005, as a result of nine percent growth in home equity loans and 19% growth in other consumer loans. The Registrant is continuing to devote significant focus on producing retail loan originations given the attractive yields available in these products. Consumer lease balances decreased 10% from December 31, 2005 and 24% compared to March 31, 2005 largely resulting from continued competition from captive finance companies offering promotional lease rates. Excluding consumer lease and residential mortgage, consumer loans increased 13% over March 31, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2006		December 31, 2005		March 31, 2005
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$19,461	27	$18,909	27	$18,073	28
Commercial mortgage	9,441	13	9,159	13	8,385	13
Commercial construction	6,211	9	6,051	9	4,870	7
Commercial leases	3,686	5	3,611	5	3,393	5

Total commercial loans and leases	38,799	54	37,730	54	34,721	53
Consumer:
Residential mortgage	8,351	12	8,444	12	8,417	13
Residential construction	706	1	673	1	468	1
Credit card	855	1	825	1	830	1
Home equity	12,072	17	11,884	17	10,909	17
Other consumer loans	9,311	13	9,251	13	7,752	12
Consumer leases	1,540	2	1,682	2	1,979	3

Total consumer loans and leases	32,835	46	32,759	46	30,355	47

Total loans and leases	$71,634	100	$70,489	100	$65,076	100

Total portfolio loans and leases (excludes held for sale)	$70,603		$69,218		$64,269

On an average basis, commercial loans and leases increased $4.1 billion, or 12%, compared to the first quarter of 2005 with the Registrant experiencing double-digit growth in the majority of its affiliates, including 15% or greater growth in Chicago, Cleveland, Detroit, Louisville, Ohio Valley, South Florida, Southern Indiana and Tampa Bay. The increase in average commercial loans and leases was primarily driven by strong growth in commercial construction and commercial mortgage loans, which increased 28% and 13%, respectively, over first quarter 2005.

On an average basis, consumer loans and leases increased $2.5 billion, or eight percent, compared to the first quarter of 2005 with the Registrant experiencing double-digit growth in the majority of its affiliates, highlighted by 47% growth in the Florida markets and 38% growth in Tennessee. The growth in average consumer loans and leases was a result of double-digit growth in residential construction, home equity and other consumer loans mitigated by decreases in consumer leases.

Investment Securities

Total investment securities were $21.8 billion, $22.4 billion and $25.5 billion at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. During the first quarter of 2006, increasing interest rates across the yield curve resulted in an increase in the net unrealized loss on the available-for-sale securities portfolio from $609 million at December 31, 2005 to $851 million at March 31, 2006. At March 31, 2006, 92% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Registrant believes the price movements in these securities were the result of the movement in market interest rates, particularly given the negligible inherent credit risk for these securities. The Registrant maintains its intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

In the first quarter of 2006, the Registrant continued its efforts to reduce the level of available-for-sale securities on the balance sheet. On an amortized cost basis, period end available-for-sale securities decreased $406 million since December 31, 2005 and $3.4 billion since March 31, 2005. At March 31, 2006, available-for-sale securities have decreased to 23% of interest-earning assets, compared to 24% and 28% at December 31, 2005 and March 31, 2005, respectively. At March 31, 2006, 16% of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to 17% at December 31, 2005 and March 31, 2005. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.3 years at March 31, 2006 and December 31, 2005 compared to 4.7 years at March 31, 2005.

Information presented in Table 17 is on a weighted-average life basis anticipating future prepayments. Yield information is presented on an FTE basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2006 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$3	$3	0.1	2.30%
Average life 1 – 5 years	—	—	—	—
Average life 5 – 10 years	497	463	7.2	3.71
Average life greater than 10 years	5	5	13.0	5.58

Total	505	471	7.2	3.72
U.S. Government sponsored agencies:
Average life of one year or less	80	80	0.1	3.76
Average life 1 – 5 years	1,627	1,565	2.8	3.73
Average life 5 – 10 years	352	328	5.7	4.07
Average life greater than 10 years	—	—	—	—

Total	2,059	1,973	3.2	3.79
Obligations of states and political subdivisions (a):
Average life of one year or less	81	81	0.5	7.23
Average life 1 – 5 years	404	413	3.3	7.46
Average life 5 – 10 years	145	150	6.1	7.10
Average life greater than 10 years	4	4	12.3	5.26

Total	634	648	3.6	7.34
Agency mortgage-backed securities:
Average life of one year or less	39	39	0.8	6.37
Average life 1 – 5 years	11,210	10,759	3.6	4.39
Average life 5 – 10 years	4,450	4,222	6.2	4.71
Average life greater than 10 years	7	7	25.9	5.75

Total	15,706	15,027	4.3	4.48
Other bonds, notes and debentures (b):
Average life of one year or less	34	34	0.7	8.55
Average life 1 – 5 years	1,099	1,071	3.0	4.75
Average life 5 – 10 years	1,063	1,030	6.6	5.09
Average life greater than 10 years	17	16	22.4	3.70

Total	2,213	2,151	4.9	4.96
Other securities (c)	1,010	1,006

Total available-for-sale and other securities	$22,127	$21,276	4.3	4.53%

(a)	Taxable-equivalent yield adjustments included in above table are 2.42%, 2.50%, 2.38%, 1.76% and 2.46% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

(b)	Other bonds, notes and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.

(c)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings that are carried at cost, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

TABLE 18: Components of Investment Securities (amortized cost basis)

($ in millions)	March 31, 2006	December 31, 2005	March 31, 2005
Available-for-sale and other:
U.S. Treasury and Government agencies	$505	506	504
U.S. Government sponsored agencies	2,059	2,034	2,132
Obligations of states and political subdivisions	634	657	805
Agency mortgage-backed securities	15,706	16,127	17,795
Other bonds, notes and debentures	2,213	2,119	3,283
Other securities	1,010	1,090	1,039

Total available-for-sale and other securities	$22,127	22,533	25,558

Held-to-maturity:
Obligations of states and political subdivisions	$354	378	291
Other bonds, notes and debentures	11	11	12

Total held-to-maturity	$365	389	303

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Registrant is continuing to focus on transaction account deposit growth in its retail and commercial franchises by enhancing its product offering and providing competitive rates. The Registrant’s goal is to continue to grow the core deposit component of its funding profile. At March 31, 2006, core deposits represented 57% of the Registrant’s asset funding base, compared to 55% at March 31, 2005.

Total deposits increased six percent compared to March 31, 2005. The increase was attributable to 20% or greater growth in savings, money market, and other time deposits, mitigated by decreases in interest checking. Transaction deposits increased four percent compared to the first quarter of 2005. Overall, the Registrant experienced double-digit transaction deposit growth in the South Florida, Indianapolis, Lexington, Louisville, Northern Michigan, Southern Indiana and Tampa affiliates.

Foreign office deposits represent U.S. dollar denominated deposits of the Registrant’s foreign branch located in the Cayman Islands. The Registrant utilizes these deposit balances as a method to fund earning asset growth.

TABLE 19: Deposits

($ in millions)	March 31, 2006	December 31, 2005	March 31, 2005
Demand	$14,134	14,609	13,960
Interest checking	17,511	18,282	19,722
Savings	11,902	11,276	9,711
Money market	6,399	6,129	4,777
Other time	10,105	9,313	8,017
Certificates - $100,000 and over	5,085	4,343	3,867
Foreign office	3,874	3,482	5,257

Total deposits	$69,010	67,434	65,311

Borrowings

Total short-term borrowings were $8.2 billion at March 31, 2006 compared to $9.6 billion at December 31, 2005 and $8.4 billion at March 31, 2005. Long-term debt decreased three percent and ten percent compared to December 31, 2005 and March 31, 2005, respectively. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the Liquidity Risk Management section for discussion on the Registrant’s liquidity management.

TABLE 20: Borrowings

($ in millions)	March 31, 2006	December 31, 2005	March 31, 2005
Federal funds purchased	$3,715	5,323	2,669
Short-term bank notes	—	—	775
Other short-term borrowings	4,472	4,246	4,925
Long-term debt	14,746	15,227	16,321

Total borrowings	$22,933	24,796	24,690

Quantitative and Qualitative Disclosure about Risk (Item 3)

RISK MANAGEMENT – OVERVIEW

Managing risk is an essential component of successfully operating a financial services company. The Registrant’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and avoidance of those risks that are inconsistent with the Registrant’s risk profile. The Enterprise Risk Management division, led by the Registrant’s Chief Risk Officer, ensures consistency in the Registrant’s approach to managing and monitoring risk within the structure of the Registrant’s affiliate operating model. The risks faced by the Registrant include, but are not limited to, credit, market, operational and regulatory compliance. In addition, the Internal Audit division provides an independent assessment of the Registrant’s internal control structure and related systems and processes. The Enterprise Risk Management division includes the following key functions:

•	Risk Policy - ensures consistency in the approach to risk management as the Registrant’s clearinghouse for credit, market and operational risk policies, procedures and guidelines;

•	Operational Risk Management - responsible for the risk self-assessment process, the change control evaluation process, fraud prevention and detection, and root cause analysis and corrective action plans relating to identified operational losses;

•	Insurance Risk Management - responsible for all property, casualty and liability insurance policies including the claims administration process for the Registrant;

•	Capital Markets Risk Management - responsible for establishing and monitoring proprietary trading limits, monitoring liquidity and interest rate risk and utilizing value at risk and earnings at risk models;

•	Credit Risk Review - responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits;

•	Compliance Risk Management - responsible for oversight of compliance with all banking regulations;

•	Risk Strategies and Reporting - responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics.

Designated risk managers have been assigned to the business lines reporting jointly to the senior executives within the division or affiliate and to the Enterprise Risk Management division. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and who report jointly to affiliate presidents and the Enterprise Risk Management division.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of three outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Registrant, as well as for the Registrant’s overall aggregate risk profile. The Risk and Compliance Committee has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Credit Risk Committee and the Operational Risk Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Board of Directors’ Risk and Compliance Committee.

CREDIT RISK MANAGEMENT

The objective of the Registrant’s credit risk management strategy is to quantify and manage credit risk exposure on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Registrant’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Registrant believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Registrant’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely decentralized, while the Enterprise Risk Management division manages the policy process centrally. The Credit Risk Review function, within the Enterprise Risk Management division, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

The Registrant’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Registrant uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weakness, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk grading system that provides for 13 probability of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and estimated loss given default evaluations are not separated in the ten-grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for

Quantitative and Qualitative Disclosure about Risk (continued)

allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Registrant’s homogenous consumer loan portfolios.

Portfolio Diversity

The Registrant’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 21 provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification, size of credit and state, illustrating the diversity and granularity of the Registrant’s portfolio.

TABLE 21: Commercial Loan and Lease Portfolio (a)

	2006			2005
As of March 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$9,716	12,042	36	8,683	10,368	32
Construction	5,225	8,578	46	4,288	6,863	36
Manufacturing	4,691	10,233	30	4,141	9,101	33
Retail trade	3,601	6,030	14	3,320	5,258	17
Wholesale trade	1,913	3,532	13	1,723	3,199	7
Business services	1,908	3,524	12	1,874	3,325	26
Transportation and warehousing	1,854	2,170	5	1,438	1,723	10
Individuals	1,747	2,296	15	1,742	2,229	11
Healthcare	1,695	2,873	10	1,537	2,499	7
Financial services and insurance	1,108	3,440	4	934	2,676	2
Other	1,012	1,500	3	888	1,487	4
Accommodation and food	968	1,365	9	1,033	1,460	14
Other services	965	1,289	14	898	1,201	5
Public administration	825	998	—	811	949	—
Communication and information	549	1,101	3	517	1,083	—
Agribusiness	547	748	2	521	699	4
Entertainment and recreation	523	754	4	500	683	3
Utilities	296	1,005	—	242	762	—
Mining	206	359	—	240	429	—

Total	$39,349	63,837	220	35,330	55,994	211

By loan size:
Less than $200,000	5%	4	14	6	4	22
$200,000 to $1 million	18	14	37	20	16	38
$1 million to $5 million	34	28	38	36	30	26
$5 million to $10 million	17	16	6	17	17	14
$10 million to $25 million	19	24	5	17	22	—
Greater than $25 million	7	14	—	4	11	—

Total	100%	100	100	100	100	100

By state:
Ohio	25%	28	30	28	31	39
Michigan	22	20	23	23	21	21
Indiana	10	10	20	10	10	10
Illinois	10	10	9	10	10	11
Florida	10	9	4	9	8	3
Kentucky	6	6	8	6	6	8
Tennessee	2	2	3	2	2	4
Pennsylvania	1	2	—	1	1	—
West Virginia	1	—	1	—	—	—
Out-of-footprint	13	13	2	11	11	4

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Risk (continued)

The commercial portfolio is further characterized by 87% of outstanding balances and exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 92% of exposures and 94% of outstanding balances concentrated within these nine states. The mortgage and construction segments of the commercial portfolio are characterized by 97% of exposures and outstanding balances concentrated within these nine states.

Analysis of Nonperforming Assets

Nonperforming assets include: (i) nonaccrual loans and leases on which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) loans and leases that have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and (iii) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 90 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan are not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets were $364 million at March 31, 2006, compared to $361 million at December 31, 2005 and $343 million at March 31, 2005. Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned was .51% as of March 31, 2006 compared to .52% as of December 31, 2005 and .53% as of March 31, 2005. Commercial nonaccrual credits as a percent of loans decreased since the first quarter of 2005, from .60% to .56%. Consumer nonaccrual credits as a percent of loans increased slightly since the first quarter of 2005, from .19% to .22%. Overall, nonaccrual credits continue to represent a small portion of the portfolio at just .40% as of March 31, 2006, compared to .41% as of March 31, 2005. Total loans and leases 90 days past due have increased from $129 million as of March 31, 2005 to $160 million as of March 31, 2006, with the increase driven primarily from the commercial component.

TABLE 22: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	March 31, 2006	December 31, 2005	March 31, 2005
Commercial loans and leases	$126	145	131
Commercial mortgages	74	51	56
Commercial construction	20	31	23
Residential mortgage and construction	34	30	24
Consumer loans and leases	37	37	34

Total nonaccrual loans and leases	291	294	268
Renegotiated loans and leases	—	—	1
Other assets, including other real estate owned	73	67	74

Total nonperforming assets	$364	361	343

Commercial loans and leases	$32	21	15
Commercial mortgages	12	8	4
Commercial construction	5	6	3
Credit card receivables	12	10	11
Residential mortgage and construction (a)	53	53	48
Consumer loans and leases	46	57	48

Total 90 days past due loans and leases	$160	155	129

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.51%	.52	.53
Allowance for loan and lease losses as a percent of total nonperforming assets	206	206	209

(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2006 and December 31, 2005, these advances were $12 million and $13 million, respectively. Information as of March 31, 2005 was not available.

Quantitative and Qualitative Disclosure about Risk (continued)

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 23: Summary of Credit Loss Experience

As of March 31 ($ in millions)	2006	2005
Losses charged off:
Commercial loans	$(35)	(16)
Commercial mortgage loans	(2)	(2)
Construction loans	—	(1)
Commercial lease financing	(1)	(8)
Residential mortgage loans	(4)	(5)
Consumer loans	(50)	(42)
Consumer lease financing	(4)	(6)

Total losses	(96)	(80)
Recoveries of losses previously charged off:
Commercial loans	3	3
Commercial mortgage loans	—	1
Construction loans	—	1
Commercial lease financing	2	—
Residential mortgage loans	—	—
Consumer loans	15	11
Consumer lease financing	3	1

Total recoveries	23	17
Net losses charged off:
Commercial loans	(32)	(13)
Commercial mortgage loans	(2)	(1)
Construction loans	—	—
Commercial lease financing	1	(8)
Residential mortgage loans	(4)	(5)
Consumer loans	(35)	(31)
Consumer lease financing	(1)	(5)

Total net losses charged off	$(73)	(63)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.65%	.30
Commercial mortgage loans	.09	.03
Construction loans	(.01)	(.02)
Commercial lease financing	(.11)	1.00
Residential mortgage loans	.28	.24
Consumer loans	.63	.65
Consumer lease financing	.23	1.02
Total net losses charged off	.42	.40

Net charge-offs as a percent of average loans and leases outstanding increased by 2 bp over the first quarter of 2005, to .42% for the first quarter of 2006, and decreased by 25 bp from last quarter. The stability of net charge-offs in the current quarter compared to the first quarter of 2005 was primarily due to decreased commercial and consumer lease financing charge-offs offset by an increase in commercial loan net charge-offs. The decrease in net charge-offs sequentially was the result of the $27 million in losses to bankrupt commercial airline carriers and the $15 million in consumer loan and lease losses associated with increased personal bankruptcies declared prior to the reform legislation enacted in the fourth quarter of 2005.

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable losses in the loan and lease portfolio. The Registrant evaluates the allowance each quarter to determine its adequacy to cover inherent losses. In the current year, the Registrant has not substantively changed any material aspect to its overall approach in the determination of the allowance for loan and lease losses, and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The Registrant maintains a reserve for unfunded commitments to provide coverage for probable losses on credit facilities that have not been funded. The methodology used to determine the adequacy of the reserve for unfunded commitments is similar to the Registrant’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense on the Condensed Consolidated Statements of Income.

Quantitative and Qualitative Disclosure about Risk (continued)

TABLE 24: Changes in Allowance for Credit Losses

For the three months ended March 31 ($ in millions)	2006	2005
Allowance for loan and lease losses:
Beginning balance	$744	713
Net losses charged off	(73)	(63)
Provision for loan and lease losses	78	67

Ending balance	$749	717

Reserve for unfunded commitments:
Beginning balance	$70	72
Provision for unfunded commitments	(1)	(6)
Acquisitions	—	1

Ending balance	$69	67

The allowance for loan and lease losses at March 31, 2006 decreased to 1.05% of the total loan and lease portfolio compared to 1.11% at March 31, 2005 due to an overall improved assessment of inherent losses in the portfolio from the consideration of historical and anticipated loss rates.

Residential Mortgage Portfolio

Certain mortgage products have contractual features that may increase credit exposure to the Registrant in the event of a decline in housing prices. These types of mortgage products offered by the Registrant include high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 25 provides the amount of these loans as a percent of the residential mortgage loans in the Registrant’s portfolio and the delinquency rates of these loan products as of March 31, 2006 and 2005, respectively. Table 26 shows the Registrant’s originations of these products as of March 31, 2006 and 2005. The Registrant does not currently originate mortgage loans that permit principal payment deferral or payments that are less than the accruing interest.

TABLE 25: Residential Mortgage Outstandings

	2006			2005
As of March 31 ($ in millions)	$ Amount	% of total	Delinquency Ratio	$ Amount	% of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,879	22%	2.57%	$2,146	27%	1.79%
Interest-only	1,128	13.30		397	5	—
Greater than 80% LTV and interest-only	503	6.16		70	1	2.84
80/20 loans	32	—	—	78	1	—

The Registrant also sells certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of March 31, 2006 and 2005 were $947 million and 1.47% and $552 million and 0.48%, respectively.

The Registrant manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Registrant may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

TABLE 26: Residential Mortgage Originations

	2006		2005
For the three months ended March 31 ($ in millions)	$ Amount	% of total	$ Amount	% of total
Greater than 80% LTV with no mortgage insurance	$184	8%	$274	13%
Interest-only	280	13	245	12
Greater than 80% LTV and interest-only	101	5	50	2
80/20 loans	100	5	79	4

Quantitative and Qualitative Disclosure about Risk (continued)

MARKET RISK MANAGEMENT

Market risk arises from the potential for fluctuations in interest rates, foreign exchange rates and equity prices that may result in potential reduction in net income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income or financial position due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons: (i) assets and liabilities may mature or reprice at different times; (ii) short-term and long-term market interest rates may change by different amounts or (iii) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of servicing rights and other sources of the Registrant’s earnings. Consistency of the Registrant’s net interest income is largely dependent upon the effective management of interest rate risk.

Net Interest Income Simulation Model

The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections about the future volume and pricing of each of the product lines offered by the Registrant and incorporates the loss of free funding resulting from the Registrant’s return of capital to shareholders. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Registrant’s Asset Liability Risk Management Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Registrant has a Market Risk Management department as part of the Enterprise Risk Management Division that provides independent oversight of market risk activities. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month and 24-month horizon assuming a 200 bp linear increase or decrease in all interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of March 31, 2006:

TABLE 27: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income
Change in interest rates (bp)	12 Months	24 Months
+ 200	(1.47)%	(3.38)
+ 100	(.50)	(1.61)
- 100	1.54	2.06
- 200	2.77	1.58
Implied Market Forward Rates	(.05)	.06

Market Value of Equity

The Registrant also utilizes the market value of equity (“MVE”) as a measurement tool in managing interest rate sensitivity. Whereas net interest income simulation highlights exposures over a relatively short time horizon, the MVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The MVE of the balance sheet, at a point in time, is defined as the discounted value of asset cash flows and derivative cash flows less the discounted value of liability cash flows. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, MVE uses instantaneous changes in rates. MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios.

Quantitative and Qualitative Disclosure about Risk (continued)

The following table shows the Registrant’s MVE sensitivity profile as of March 31:

TABLE 28: Estimated MVE Sensitivity Profile

	Change in MVE
Change in Interest Rates (bp)	2006	2005
+100	(4.95)%	(5.33)
-100	4.63	3.04

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Registrant believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and MVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Registrant’s interest rate risk management strategy is its use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by market volatility. Examples of derivative instruments that the Registrant may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions.

As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant enters into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered free-standing derivatives.

The Registrant also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Registrant from the market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Registrant minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of March 31, 2006 are included in Note 5 to the Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Registrant’s portfolio loans and leases contain both fixed and floating/adjustable rate loan and lease products, the rates of interest earned by the Registrant on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Registrant’s portfolio loans and leases as of March 31, 2006:

TABLE 29: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$11,458	7,042	1,378	19,878
Commercial mortgage loans	2,936	5,449	1,476	9,861
Commercial construction loans	3,883	1,728	272	5,883
Commercial lease financing	1,056	1,769	901	3,726
Residential mortgage and construction loans	2,269	3,789	2,367	8,425
Consumer loans	5,939	11,852	4,419	22,210
Consumer lease financing	533	899	7	1,439

Total	$28,074	32,528	10,820	71,422

Quantitative and Qualitative Disclosure about Risk (continued)

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of March 31, 2006:

TABLE 30: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,486	5,934
Commercial mortgage loans	2,369	4,556
Commercial construction loans	304	1,696
Commercial lease financing	2,670	—
Residential mortgage and construction loans	2,991	3,165
Consumer loans	7,322	8,949
Consumer lease financing	906	—

Total	$19,048	24,300

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $462 million as of March 31, 2006. The Registrant maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The increase in rates during the first three months of 2006 and 2005 and the resulting impact of changing prepayment speeds led to a recovery of $12 million and $21 million of temporary impairment for the three months ended March 31, 2006 and 2005, respectively. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Registrant enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded within other noninterest income on the Condensed Consolidated Statements of Income. The balance of the Registrant’s foreign denominated loans at March 31, 2006 was approximately $138 million. The Registrant also enters into foreign exchange derivative contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Registrant has several controls in place to ensure excessive risk is not being taken in providing this service to customers. These include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 4.3 years at March 31, 2006, based on current prepayment expectations. Of the $21.3 billion (fair value basis) of securities in the available-for-sale portfolio at March 31, 2006, $3.8 billion in principal and interest is expected to be received in the next twelve months, and an additional $3.6 billion in principal and interest is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For the three months ended March 31, 2006 and 2005, a total of $2.4 billion and $2.1 billion, respectively, were sold, securitized or transferred off-balance sheet.

Additionally, the Registrant has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. As of March 31, 2006, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, the Registrant also has $15.1 billion of funding available for issuance through private offerings of debt

Quantitative and Qualitative Disclosure about Risk (continued)

securities pursuant to its bank note program. These sources, in addition to the Registrant’s 9.17% average equity capital base, provide a stable funding base.

Core deposits have historically provided the Registrant with a sizeable source of relatively stable and low cost funds. The Registrant’s average core deposits and shareholders’ equity funded 65% of its average total assets during the first quarter of 2006. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 2006, shareholders’ equity was $9.5 billion, which is flat compared to December 31, 2005 and up seven percent compared to March 31, 2005. Average shareholders’ equity as a percentage of average assets for the three months ended March 31, 2006 was 9.17%. The FRB adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier I, total capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these “well-capitalized” ratios at March 31, 2006 and 2005 and December 31, 2005. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2006.

TABLE 31: Regulatory Capital

($ in millions)	March 31, 2006	December 31, 2005	March 31, 2005
Tier I capital	$8,634	8,209	7,509
Total risk-based capital	10,400	10,240	9,634
Risk-weighted assets	99,368	97,994	89,401
Regulatory capital ratios:
Tier I capital	8.69%	8.38	8.40
Total risked-based capital	10.47	10.45	10.78
Tier I leverage	8.44	8.08	7.62

Dividend Policy

The Registrant’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Registrant’s quarterly dividend was $.38 per share, consistent with the $.38 per share declared in fourth quarter 2005 and an increase of nine percent over the $.35 per share declared in the first quarter of 2005.

Stock Repurchase Program

On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. The Registrant’s stock repurchase program is an important element of its capital planning activities and the Registrant views share repurchases as an effective means of delivering value to shareholders. The Registrant’s first quarter of 2006 repurchases of common shares were as follows:

TABLE 32: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	13,195	$39.59	—	17,846,953
February 1, 2006 – February 28, 2006	19,387	37.71	—	17,846,953
March 1, 2006 – March 31, 2006	23,259	38.48	—	17,846,953

Total	55,841	$38.47	—	17,846,953

(a)	The Registrant repurchased 13,195, 19,387 and 23,259 shares during January, February and March, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

Quantitative and Qualitative Disclosure about Risk (continued)

OFF-BALANCE SHEET ARRANGEMENTS

The Registrant consolidates all of its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Registrant does not possess, nor can exert, significant influence or control, are accounted for by equity method accounting and not consolidated. Those entities in which there is less than 20% ownership are generally carried at the lower of cost or fair value.

The Registrant does not participate in any trading activities involving commodity contracts that are accounted for at fair value. In addition, the Registrant has no material contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as a market risk management tool in meeting the Registrant’s ALCO capital planning directives, to hedge changes in fair value of its largely fixed rate mortgage servicing rights portfolio or to provide qualifying commercial customers access to the derivative products market. These policies are reviewed and approved annually by the Audit Committee and the Risk and Compliance Committee of the Board of Directors.

Through March 31, 2006, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at March 31, 2006 was $3.2 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.2 billion at March 31, 2006. In addition, the Registrant’s agreement to provide liquidity support to the QSPE increased to $3.6 billion as of March 31, 2006. At March 31, 2006, the Registrant’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $10 million.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At March 31, 2006, the Registrant had retained servicing assets totaling $468 million, subordinated tranche security interests totaling $27 million and residual interests totaling $33 million.

The Registrant had the following cash flows with these unconsolidated QSPEs during the three months ended March 31, 2006 and 2005:

TABLE 33: Cash Flows with Unconsolidated QSPEs

For the three months ended March 31 ($ in millions)	2006	2005
Proceeds from transfers, including new securitizations	$586	483
Proceeds from collections reinvested in revolving-period securitizations	26	32
Transfers received from QSPEs	—	—
Fees received	8	8

At March 31, 2006, the Registrant had provided credit recourse on approximately $1.1 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $1.1 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $18 million relating to these residential mortgage loans sold.

Quantitative and Qualitative Disclosure about Risk (continued)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Registrant has certain obligations and commitments to make future payments under contracts. At March 31, 2006, the aggregate contractual obligations and commitments were:

TABLE 34: Contractual Obligations and Other Commitments

As of March 31, 2006 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits	$65,089	800	37	3,084	69,010
Long-term debt (a)	1,749	4,810	3,666	4,521	14,746
Short-term borrowings (b)	8,187	—	—	—	8,187
Noncancelable leases	66	125	107	322	620
Partnership investment commitments (c)	168	—	—	—	168
Purchase obligations	14	16	—	—	30

Total contractually obligated payments due by period	$75,273	5,751	3,810	7,927	92,761

Other commitments by expiration period:
Letters of credit (d)	$2,460	3,114	1,573	409	7,556
Commitments to extend credit (e)	21,433	16,028	—	—	37,461

Total other commitments by expiration period	$23,893	19,142	1,573	409	45,017

(a)	Includes borrowings with an original maturity of greater than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.

(b)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.

(c)	Includes low-income housing, historic and new market tax credit investments.

(d)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

(e)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2006	December 31, 2005	March 31, 2005
Assets
Cash and due from banks	$2,494	3,078	2,420
Available-for-sale and other securities (a)	21,276	21,924	25,101
Held-to-maturity securities (b)	365	389	303
Trading securities	156	117	128
Other short-term investments	159	158	1,213
Loans held for sale	744	1,304	809
Portfolio loans and leases:
Commercial loans	19,878	19,174	17,500
Construction loans	6,600	7,037	5,922
Commercial mortgage loans	9,861	9,188	9,048
Commercial lease financing	4,911	4,852	4,533
Residential mortgage loans	7,708	7,152	7,416
Consumer loans	22,210	22,084	19,698
Consumer lease financing	1,577	1,751	2,099
Unearned income	(1,323)	(1,313)	(1,314)

Total portfolio loans and leases	71,422	69,925	64,902
Allowance for loan and lease losses	(749)	(744)	(717)

Total portfolio loans and leases, net	70,673	69,181	64,185
Bank premises and equipment	1,798	1,726	1,529
Operating lease equipment	137	143	224
Goodwill	2,194	2,169	2,167
Intangible assets	189	208	243
Servicing rights	468	441	378
Other assets	4,391	4,387	4,013

Total Assets	$105,044	105,225	102,713

Liabilities
Deposits:
Demand	$14,134	14,609	13,960
Interest checking	17,511	18,282	19,722
Savings	11,902	11,276	9,711
Money market	6,399	6,129	4,777
Other time	10,105	9,313	8,017
Certificates - $100,000 and over	5,085	4,343	3,867
Foreign office	3,874	3,482	5,257

Total deposits	69,010	67,434	65,311
Federal funds purchased	3,715	5,323	2,669
Short-term bank notes	—	—	775
Other short-term borrowings	4,472	4,246	4,925
Accrued taxes, interest and expenses	2,169	2,142	2,273
Other liabilities	1,463	1,407	1,551
Long-term debt	14,746	15,227	16,321

Total Liabilities	95,575	95,779	93,825
Shareholders’ Equity
Common stock (c)	1,295	1,295	1,295
Preferred stock (d)	9	9	9
Capital surplus	1,811	1,827	1,785
Retained earnings	8,159	8,007	7,480
Accumulated other comprehensive income	(568)	(413)	(323)
Treasury stock	(1,237)	(1,279)	(1,358)

Total Shareholders’ Equity	9,469	9,446	8,888

Total Liabilities and Shareholders’ Equity	$105,044	105,225	102,713

(a)	Amortized cost: March 31, 2006 - $22,127, December 31, 2005 - $22,533 and March 31, 2005 - $25,558.

(b)	Market values: March 31, 2006 - $365, December 31, 2005 - $389 and March 31, 2005 - $303.

(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at March 31, 2006 - 556,500,991 (excludes 26,926,113 treasury shares), December 31, 2005 - 555,623,430 (excludes 27,803,674 treasury shares) and March 31, 2005 - 554,054,749 (excludes 29,372,355 treasury shares).

(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31 ($ in millions, except per share data)	2006	2005
Interest Income
Interest and fees on loans and leases	$1,146	867
Interest on securities:
Taxable	242	267
Exempt from income taxes	8	10

Total interest on securities	250	277
Interest on other short-term investments	2	1

Total interest income	1,398	1,145
Interest Expense
Interest on deposits:
Interest checking	99	63
Savings	76	27
Money market	55	25
Other time	89	52
Certificates - $100,000 and over	48	25
Foreign office	44	27

Total interest on deposits	411	219
Interest on federal funds purchased	51	25
Interest on short-term bank notes	—	5
Interest on other short-term borrowings	44	27
Interest on long-term debt	181	118

Total interest expense	687	394

Net Interest Income	711	751
Provision for loan and lease losses	78	67

Net Interest Income After Provision for Loan and Lease Losses	633	684
Noninterest Income
Electronic payment processing revenue	196	171
Service charges on deposits	126	121
Mortgage banking net revenue	47	41
Investment advisory revenue	91	90
Corporate banking revenue	76	62
Other noninterest income	80	108
Securities gains (losses), net	1	14

Total noninterest income	617	607
Noninterest Expense
Salaries, wages and incentives	284	265
Employee benefits	87	82
Equipment expense	27	25
Net occupancy expense	58	54
Other noninterest expense	275	279

Total noninterest expense	731	705

Income Before Income Taxes and Cumulative Effect	519	586
Applicable income taxes	160	181

Income Before Cumulative Effect	359	405
Cumulative effect of change in accounting principle, net (a)	4	—

Net Income	$363	405

Net Income Available to Common Shareholders (b)	$363	404

Earnings Per Share	$0.66	0.73
Earnings Per Diluted Share	$0.65	0.72

(a)	Reflects a benefit of $4 million (net of $2 million of tax) for the adoption of SFAS No. 123(R) as of January 1, 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

(b)	Dividends on Preferred Stock are $.185 for the three month periods ended March 31, 2006 and 2005, respectively.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

For the three months ended March 31 ($ in millions, except per share data)	2006	2005
Total shareholders’ equity, beginning	$9,446	8,924
Net income	363	405
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities	(158)	(223)
Qualifying cash flow hedges	3	9
Change in additional pension liability	—	60

Comprehensive income	208	251
Cash dividends declared:
Common stock (2006 - $.38 per share and 2005 - $.35 per share)	(211)	(194)
Preferred stock (a)	—	—
Stock-based awards exercised, including treasury shares issued	15	26
Impact of cumulative effect of change in accounting principle	(6)	—
Stock-based compensation expense	15	18
Loans repaid (issued) related to the exercise of stock-based awards, net	3	2
Change in corporate tax benefit related to stock-based compensation	(1)	3
Shares acquired for treasury	—	(1,640)
Shares issued in business combination	—	1,498

Total shareholders’ equity, ending	$9,469	8,888

(a)	Dividends on preferred stock are $.185 million for the three months ended March 31, 2006 and 2005, respectively.

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31 ($ in millions)	2006	2005
Operating Activities
Net income	$363	405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	78	67
Depreciation, amortization and accretion	94	95
Cumulative effect of change in accounting principle, net of tax	(4)	—
Stock-based compensation expense	15	18
Benefit for deferred income taxes	(9)	—
Realized securities gains	(2)	(16)
Realized securities losses	1	2
Proceeds from sales/transfers of residential mortgage and other loans held for sale	2,484	2,134
Net gains on sales of loans	(35)	(32)
Increase in residential mortgage and other loans held for sale	(1,249)	(1,893)
Increase in trading securities	(39)	(51)
Increase in other assets	(24)	(395)
Increase in accrued taxes, interest and expenses	120	125
(Decrease) increase in other liabilities	(25)	482

Net Cash Provided by Operating Activities	1,768	941

Investing Activities
Proceeds from sales of available-for-sale securities	115	2,396
Proceeds from calls, paydowns and maturities of available-for-sale securities	727	1,636
Purchases of available-for-sale securities	(441)	(3,854)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	26	—
Purchases of held-to-maturity securities	(2)	(46)
Increase in other short-term investments	—	(652)
Increase in loans and leases	(2,216)	(1,704)
Decrease in operating lease equipment	1	66
Purchases of bank premises and equipment	(136)	(114)
Proceeds from disposal of bank premises and equipment	28	7
Net cash (paid) acquired in business combination	(5)	242

Net Cash Used In Investing Activities	(1,903)	(2,023)

Financing Activities
Increase in core deposits	441	452
Increase in certificates - $100,000 and over, including foreign office	1,134	2,791
Decrease in federal funds purchased	(1,607)	(2,523)
Decrease in other short-term notes	—	(7)
Increase in short-term borrowings	213	—
Proceeds from issuance of long-term debt	1,309	2,496
Repayment of long-term debt	(1,745)	(463)
Payment of cash dividends	(211)	(194)
Exercise of stock-based awards, net	18	26
Purchases of treasury stock	—	(1,640)
Other	(1)	3

Net Cash (Used In) Provided by Financing Activities	(449)	941

Decrease in Cash and Due from Banks	(584)	(141)
Cash and Due from Banks at Beginning of Period	3,078	2,561

Cash and Due from Banks at End of Period	$2,494	2,420

Cash Payments
Interest	$689	372
Federal income taxes	—	16
Supplemental Cash Flow Information
Transfer from portfolio loans to loans held for sale, net	646	465
Business acquisitions:
Fair value of tangible assets acquired (noncash)	6	5,149
Goodwill and identifiable intangible assets acquired	17	1,293
Liabilities assumed and note issued	(18)	(5,186)
Stock options	—	(52)
Common stock issued	—	(1,446)

See Notes to Condensed Consolidated Financial Statements

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2006 and 2005, the results of operations for the three months ended March 31, 2006 and 2005, the cash flows for the three months ended March 31, 2006 and 2005 and the changes in shareholders’ equity for the three months ended March 31, 2006 and 2005. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three months ended March 31, 2006 and 2005 and the cash flows for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2005 has been derived from the audited Consolidated Financial Statements of the Registrant included in the Annual Report on Form 10-K.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement was effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. The Registrant elected to adopt this Statement using the modified retrospective application. Adoption of this Statement on January 1, 2006 had two impacts on the Registrant’s Condensed Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding; and ii) the reclassification in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 of $3 million of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section. The adoption did not have an impact on basic or diluted earnings per share. Additionally, the Registrant expects to recognize approximately $9 million of incremental salaries, wages and incentives expense in the second quarter of 2006 related to the issuance in April 2006 of stock-based awards to retirement-eligible employees. For further information on stock-based compensation see Note 11.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. In September 2004, the FASB issued Staff Position (“FSP”) No. EITF 03-01-1, “Effective Date of Paragraphs 10-20 of EITF 03-01.” This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In July 2005, the FASB released a proposed Staff Position (“FSP”) FAS 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This proposed FSP would amend SFAS No. 13, “Accounting for Leases,” and would apply to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under the proposed FSP, if during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. Under the current draft of the proposal, at adoption the change in the net investment balance resulting from the recalculation would be recognized as a cumulative effect of a change in accounting principle. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation would be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. During May 2005, the Registrant filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of these leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, this proposed amendment to SFAS No. 13 in its current form would impact the timing of cumulative income recognized. In December 2005, the effective date of the proposed Exposure Draft was delayed from its original effective date and will be modified to be consistent with the effective date and transition guidance in the final Interpretation on uncertain tax positions. Although the FSP has not yet been finalized, the Registrant is currently in the process of evaluating the potential impact on its Condensed Consolidated Financial Statements.

In July 2005, the FASB released an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement 109.” The Exposure Draft contains proposed guidance on the recognition and measurement of uncertain tax positions. Any initial de-recognition amounts will be reported as a cumulative effect of a change in accounting principle. In October 2005, the effective date of the Exposure Draft was delayed and in January 2006, the FASB staff concluded it will be effective as of the beginning of the first annual period beginning after December 15, 2006. A final Interpretation is expected to be issued during the second quarter of 2006. The Registrant has not yet evaluated the potential impact of the Exposure Draft on its Condensed Consolidated Financial Statements.

In August 2005, the FASB issued an Exposure Draft, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This Exposure Draft would amend FASB Statement No. 140 by addressing the criteria necessary for obtaining sales accounting on the transfer of all or a portion of financial assets as well as the requirements for qualification as a Qualified Special Purpose Entity (“QSPE”). The proposed changes to the criteria for obtaining sales accounting include a requirement that all arrangements or agreements, including those entered into subsequent to the sale, made in connection with the transfer of financial assets be considered in the determination of whether the financial assets were legally isolated from the transferor and its consolidated affiliates, the establishment of additional conditions for obtaining sales treatment on the transfer of a portion of a financial asset and the requirement that a transferee maintain the right to pledge or exchange the assets it receives and no condition exists that constrains the transferee from taking advantage of its right to pledge or exchange its assets, or provides more than a trivial benefit to the transferor. The proposed changes to the requirements for qualifying as a QSPE include prohibiting a QSPE from holding equity instruments, unless the equity instruments were received as a result of the efforts to collect its financial assets, as well as a requirement to evaluate whether a combination of involvements with a QSPE provide the holder of those involvements with an opportunity to obtain a more than trivial incremental benefit relative to the benefit that would be obtained if separate parties had those same involvements. In December 2005, the FASB announced the effective date of the Exposure Draft had been delayed. The final Statement is expected to be issued in the first quarter of 2007. Although the Registrant is still evaluating the potential

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

impact of the Exposure Draft on its Condensed Consolidated Financial Statements, in its current form the Exposure Draft will require the consolidation of an unconsolidated QSPE that is wholly owned by an independent third-party, unless certain aspects of the current operational nature of the QSPE are modified. The outstanding balance of commercial loans transferred by the Registrant to the QSPE was approximately $3.2 billion at March 31, 2006.

In September 2005, the FASB issued an Exposure Draft, “ Earnings Per Share, an amendment of FASB Statement No. 128.” This Exposure Draft would amend FASB Statement No. 128, “Earnings Per Share,” to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and contingently issuable shares. The proposed Exposure Draft as currently drafted would be effective for interim and annual periods ending after June 15, 2006, however this effective date may be reconsidered as a final Statement is not expected to be issued until the second quarter of 2006. Retrospective application would be required for all changes to FASB Statement No. 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. Although the Registrant does not expect adoption of this Statement to have a material effect on its Condensed Consolidated Financial Statements, this Exposure Draft, in its current form, will impact the Registrant’s calculation of basic and diluted earnings per share.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits the Registrant to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Registrant is currently in the process of determining which methodology to use to value recognized servicing assets and liabilities and therefore has not yet determined the potential impact of the Statement on its Condensed Consolidated Financial Statements.

3.	Intangible Assets and Goodwill

Intangible assets consist of core deposits, servicing rights, customer lists and non-competition agreements. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives, generally over a period of up to 25 years. The Registrant reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Registrant’s intangible assets are shown in the following table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2006:
Mortgage servicing rights	$1,107	(611)	(34)	462
Other consumer and commercial servicing rights	22	(16)	—	6
Core deposits	417	(249)	—	168
Other	32	(11)	—	21

Total intangible assets	$1,578	(887)	(34)	657

As of December 31, 2005:
Mortgage servicing rights	$1,075	(596)	(46)	433
Other consumer and commercial servicing rights	22	(14)	—	8
Core deposits	432	(244)	—	188
Other	29	(9)	—	20

Total intangible assets	$1,558	(863)	(46)	649

As of March 31, 2005:
Mortgage servicing rights	$964	(539)	(58)	367
Other consumer and commercial servicing rights	22	(11)	—	11
Core deposits	432	(214)	—	218
Other	29	(4)	—	25

Total intangible assets	$1,447	(768)	(58)	621

As of March 31, 2006, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three months ended March 31, 2006 and 2005 was $27 million and $31 million, respectively.

Estimated amortization expense, including servicing rights, for years ending December 31, 2006 through 2010 is as follows:

($ in millions)
2006 (a)	$111
2007	98
2008	86
2009	74
2010	63

(a)	Includes three months actual and nine months estimated.

Changes in the net carrying amount of goodwill by operating segment for the three months ended March 31, 2006 and 2005 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2005	$871	798	182	127	191	2,169
Acquisitions	—	—	—	—	14	14
Reclassification	—	—	—	11	—	11

Balance as of March 31, 2006	$871	798	182	138	205	2,194

Balance as of December 31, 2004	$373	254	58	103	191	979
Acquisitions	497	543	124	24	—	1,188

Balance as of March 31, 2005	$870	797	182	127	191	2,167

SFAS No. 142, “Goodwill and Other Intangible Assets,” issued in June 2001, discontinued the practice of amortizing goodwill and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. The Registrant has completed its most recent annual goodwill impairment test required by this Statement as of September 30, 2005 and has determined that no impairment exists.

In the table above, acquisition activity includes acquisitions in the respective period plus purchase accounting adjustments related to previous acquisitions. During the first quarter of 2006, the Registrant acquired a credit card processing company. The acquisition resulted in the recognition of $14 million of goodwill and did not have a material impact on the financial results of the Registrant. Additionally, during the first quarter of 2006, $11 million of goodwill was reclassified from other intangible assets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

4.	Retained Interests

As of March 31, 2006, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interests were as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption (annual)	Discount Rate (annual)	Weighted-Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	$458	7.3	8.3%	9.1%	N/A
Servicing assets	Adjustable	46	3.5	25.3	10.4	N/A
Home equity lines of credit:
Servicing assets	Adjustable	5	2.3	35.0	11.7	N/A
Residual interest	Adjustable	24	1.8	35.0	11.7	.35	%(a)
Automotive loans:
Servicing assets	Fixed	2.9		1.55	12.0	N/A
Residual interest	Fixed	9.9		1.55	12.0	1.25	(b)

(a)	Annualized rate

(b)	Cumulative rate

Based on historical credit experience, expected credit losses for servicing rights have been deemed not to be material. The Registrant serviced $26.4 billion of residential mortgage loans and $.8 billion of consumer loans for other investors at March 31, 2006.

Changes in capitalized servicing rights for the three months ended March 31:

($ in millions)	2006	2005
Beginning balance	$441	352
Amount capitalized	31	24
Amortization	(16)	(19)
Servicing valuation recovery	12	21

Ending balance	$468	378

Changes in the servicing rights valuation reserve for the three months ended March 31:

($ in millions)	2006	2005
Beginning balance	$(46)	(79)
Servicing valuation recovery	12	21

Ending balance	$(34)	(58)

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

The increase in interest rates during the first three months of 2006 and 2005 and the resulting impact of changing prepayment speeds led to the recovery of $12 million and $21 million, respectively, in temporary impairment on the MSR portfolio. In addition, the Registrant recognized a net loss of $1 million and $11 million in the three months ended March 31, 2006 and 2005, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of March 31, 2006 and 2005, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $6 million and $15 million, respectively, and other liabilities included a fair value of $7 million and $11 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $.7 billion and $2.7 billion as of March 31, 2006 and 2005, respectively. As of March 31, 2006, the available-for-sale securities portfolio included $236 million of securities related to the non-qualifying hedging strategy.

Temporary impairment or impairment recovery, effected through a change in the MSR valuation reserve, are captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

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

The Registrant enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. Derivative instruments that the Registrant may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts.

As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (principal only swaps, swaptions, floors, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed-rate MSR portfolio. Principal only swaps are total return swaps based on changes in the value of the underlying mortgage principal only trust. The Registrant also enters into forward contracts to hedge the change in the fair value of its residential mortgage loans held-for-sale due to the changes in interest rates.

The Registrant also enters into foreign exchange contracts and interest rate swaps, floors and caps for the benefit of commercial customers. The Registrant may economically hedge significant exposures related to these commercial customer free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional, principal or contract amounts. The Registrant minimizes the credit risk through credit approvals, limits and monitoring procedures. The Registrant hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers.

FAIR VALUE HEDGES - The Registrant may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended March 31, 2006, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For an interest rate swap accounted for as a fair value hedge, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and the long-term debt. If any interest rate swap does not qualify for the shortcut method of accounting, the ineffectiveness is reported within interest expense in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2006, changes in the fair value of any interest rate swap attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statements of Income.

In prior periods, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of the termination was recognized as a premium or discount on the previously hedged long-term debt and is being amortized as an adjustment to yield.

For the three months ended March 31, 2006, certain forward contracts met criteria to qualify for matched terms accounting, as defined in SFAS No. 133, on the identified loans held for sale. Based on this treatment, fair value changes in the forward contracts are recorded as changes in the value of both the forward contract and loans held for sale in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2006, there were no instances of designated hedges no longer qualifying as fair value hedges. The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2006	December 31, 2005	March 31, 2005
Included in other assets:
Interest rate swaps related to debt	$16	21	36
Forward contracts related to mortgage loans held for sale	2	—	4

Total included in other assets	$18	21	40

Included in other liabilities:
Interest rate swaps related to debt	$156	103	100
Forward contracts related to mortgage loans held for sale	—	3	—

Total included in other liabilities	$156	106	100

CASH FLOW HEDGES - The Registrant may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions.

The Registrant has no outstanding cash flow hedges converting floating-rate assets or liabilities to fixed-rates as of March 31, 2006 or December 31, 2005. As of March 31, 2005, the Registrant had $4 million of cash flow hedges recorded in other assets. Changes in the fair market value of derivative contracts qualifying as cash flow hedges are recorded, net of tax, in accumulated other comprehensive income. As of March 31, 2006 and December 31, 2005, there were no deferred gains or losses, net of tax, related to outstanding cash flow hedges recorded in accumulated other comprehensive income. At March 31, 2005, there were $3 million in deferred gains, net of tax, included in accumulated other comprehensive income related to outstanding cash flow hedges. Gains and losses on these derivative contracts are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction effects earnings and are included in the line item in which the hedged item’s effect in earnings is recorded. For the three months ended March 31, 2006 and 2005, no deferred gains or losses on outstanding cash flow hedges were reclassified into current period earnings. Additionally, any ineffectiveness is included in the line item in which the hedged item’s effect in earnings is recorded. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2006, there were no instances of designated hedges no longer qualifying as cash flow hedges.

In prior periods, the Registrant terminated certain derivatives qualifying as cash flow hedges. The deferred gains or losses of these terminated instruments, net of tax, are included in accumulated other comprehensive income and are being amortized over the designated hedging periods, which range from 2 months to 13 years. As of March 31, 2006, December 31, 2005 and March 31, 2005, $10 million, $13 million and $27 million, respectively, in net deferred losses, net of tax, related to terminated cash flow hedges were recorded in accumulated other comprehensive income. For the three months ended March 31, 2006 and 2005, $3 million and $4 million, respectively, in net deferred losses, net of tax, on the terminated cash flow hedges were amortized into earnings. As of March 31, 2006, $8 million in net deferred losses, net of tax, on terminated cash flow hedges included in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and various other derivative contracts for the benefit of commercial customers. The Registrant may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

The Registrant also enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The Registrant does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment.

Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Additionally, the Registrant occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. Revaluation gains and losses on interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio are recorded as a component of mortgage banking net revenue. Revaluation gains and losses on foreign exchange derivative contracts and other commercial customer derivative contracts are recorded as a component of corporate banking revenue. Revaluation gains and losses on interest rate risk derivative contracts are recorded within other noninterest income in the Condensed

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

For the three months ended March 31 ($ in millions)	2006	2005
Foreign exchange contracts	$14	13
Interest rate lock commitments and forward contracts related to interest rate lock commitments	(1)	1
Derivative instruments related to MSR portfolio	(1)	(11)
Derivative instruments related to interest rate risk	—	1

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2006	December 31, 2005	March 31, 2005
Included in other assets:
Foreign exchange contracts	$103	118	117
Interest rate contracts for customers	86	48	33
Interest rate lock commitments	1	1	3
Derivative instruments related to MSR portfolio	6	4	15
Forward contracts related to interest rate lock commitments	2	—	—

Total included in other assets	$198	171	168

Included in other liabilities:
Foreign exchange contracts	$91	104	95
Interest rate contracts for customers	86	48	33
Interest rate lock commitments	2	—	2
Forward contracts related to interest rate lock commitments	—	1	—
Derivative instruments related to MSR portfolio	7	10	11

Total included in other liabilities	$186	163	141

The following table summarizes the Registrant’s derivative instrument positions (excluding $22.3 billion in notional amount of customer accommodation derivatives) at March 31, 2006:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$3,578	82	4.52%	4.81%
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale	563	4
Mortgage servicing rights portfolio:
Principal only swaps	59	13		4.97
Interest rate swaps—Receive fixed/pay floating	450	60	5.02	4.85
Interest rate swaps—Receive floating/pay fixed	150	110	4.85	4.79

Total	$4,800

6.	Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

As of March 31, 2006, the Registrant had issued $7.5 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $7.5 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At March 31, 2006, the reserve related to these standby letters of credit was approximately $1 million. Approximately 69% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through March 31, 2006, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

outstanding balance of such loans at March 31, 2006 was $3.2 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.2 billion at March 31, 2006. In addition, the Registrant’s agreement to provide liquidity support to the QSPE increased to $3.6 billion as of March 31, 2006. At March 31, 2006, the Registrant’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $10 million.

As of March 31, 2006, the Registrant had provided credit recourse on approximately $1.1 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $1.1 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $18 million relating to these residential mortgage loans sold.

As of March 31, 2006, the Registrant has also fully and unconditionally guaranteed $376 million of certain long-term borrowing obligations issued by four wholly-owned issuing trust entities that have been deconsolidated consistent with the provisions of FIN 46.

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the three months ended March 31, 2006, the Registrant processed approximately $33 million of chargebacks presented by issuing banks, resulting in no material actual losses to the Registrant. The Registrant accrues for probable losses based on historical experience and did not carry a material credit loss reserve at March 31, 2006.

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of March 31, 2006 was $54 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

7.	Business Combinations

On January 1, 2005, the Registrant acquired in a merger 100% of the outstanding stock of First National Bankshares, Inc. (“First National”), a bank holding company headquartered in Naples, Florida. First National operated 77 full-service banking centers located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The acquisition of First National allows the Registrant to expand its presence in the rapidly expanding Florida market.

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

The assets and liabilities of First National were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The results of First National’s operations were included in the Registrant’s Condensed Consolidated Statement of Income from the date of acquisition. In addition, the Registrant realized charges against its earnings for acquisition related expenses of $7 million during the three months ended March 31, 2005. The acquisition related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with the conversion.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

ten years. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $1.2 billion of intangible assets was recorded as goodwill. Goodwill recognized in the First National acquisition is not deductible for income tax purposes.

The pro forma effect and the financial results of First National included in the results of operations subsequent to the date of acquisition were not material to the Registrant’s financial condition or the operating results for the periods presented.

8.	Related Party Transactions

At March 31, 2006 and 2005, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $273 million and $284 million, respectively. As of March 31, 2006 and 2005, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $62 million and $83 million, respectively.

Commitments to lend to related parties as of March 31, 2006 and 2005, net of participations, were comprised of $263 million and $272 million, respectively, in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $10 million and $12 million, respectively, to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

9.	Legal and Regulatory Proceedings

During May 2005, the Registrant filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, the proposed FSP FAS 13-a, an amendment to SFAS No. 13, in its current form would impact the timing of cumulative income recognized. See additional discussion of proposed FSP FAS 13-a in Note 2. The Registrant is currently in the process of evaluating the potential impact of the proposed FSP on its Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

10.	Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2006 and 2005:

($ in thousands)	2006	2005
Service cost	$120	162
Interest cost	3,325	3,462
Expected return on assets	(4,950)	(4,011)
Amortization of actuarial loss	2,394	2,282
Amortization of unrecognized prior service cost	130	129
Settlement	—	146

Net periodic pension cost	$1,019	2,170

Net periodic pension cost is recorded as a component of employee benefits in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Registrant evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance. Based on the current year actuarial assumptions, the Registrant did not make any cash contributions to its pension plans during the three months ended March 31, 2006.

11.	Stock-Based Compensation

Effective January 1, 2006, the Registrant adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. As the Registrant had previously adopted the fair value method of accounting for stock-based compensation described in SFAS No. 123, the adoption did not have a material impact on salaries, wages and incentives expense reported in the Condensed Consolidated Statements of Income. The adoption did result in the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

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

For the three months ended March 31, 2006, approximately .2 million restricted stock awards and .6 million stock appreciation rights were granted. For the three months ended March 31, 2005, approximately .1 million restricted stock awards and .2 million stock appreciation rights were granted. The weighted-average fair values of stock appreciation rights granted were $6.54 and $9.65 for the three months ended March 31, 2006 and 2005, respectively. The fair value of stock appreciation rights is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants during the three months ended March 31, 2006 and 2005:

	2006	2005
Expected dividend yield	4.21%	3.48%
Expected option life (in years)	6.0	6.0
Expected volatility	23%	26%
Risk-free interest rate	4.35%	4.25%

Stock-based compensation expense was $15 million and $18 million for the three months ended March 31, 2006 and 2005, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

12.	Other Comprehensive Income

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the three months ended March 31 were as follows:

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2006
Losses on available-for-sale securities	$(242)	85	(157)
Reclassification adjustment for net gains recognized in net income	(1)	—	(1)

Unrecognized losses on available-for-sale securities	(243)	85	(158)	$(395)	(158)	(553)
Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	4	(1)	3

Unrecognized losses on cash flow hedge derivatives	4	(1)	3	(13)	3	(10)
Change in minimum pension liability	—	—	—	(5)	—	(5)

Total	$(239)	84	(155)	$(413)	(155)	(568)

2005
Losses on available-for-sale securities	$(329)	115	(214)
Reclassification adjustment for net gains recognized in net income	(14)	5	(9)

Unrecognized losses on available-for-sale securities	(343)	120	(223)	$(72)	(223)	(295)
Gains on cash flow hedge derivatives	8	(3)	5
Reclassification adjustment for net gains recognized in net income	7	(3)	4

Unrecognized losses on cash flow hedge derivatives	15	(6)	9	(33)	9	(24)
Change in minimum pension liability	93	(33)	60	(64)	60	(4)

Total	$(235)	81	(154)	$(169)	(154)	(323)

13.	Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the three months ended March 31 follows:

	2006			2005
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Income before cumulative effect	$359			$405

Net income available to common shareholders before cumulative effect (a)	359	554	$0.66	404	556	$0.73
Cumulative effect of change in accounting principle, net of tax	4		—	—		—

Net income available to common shareholders (a)	$363	554	$0.66	$404	556	$0.73

Earnings per diluted share:
Net income available to common shareholders before cumulative effect	$359	554	$0.66	$404	556	$0.73
Effect of dilutive securities:
Stock based awards		3	(0.01)		6	(0.01)
Convertible preferred stock (b)	—	—	—	—	—	—

Income plus assumed conversions before cumulative effect	359	557	0.65	404	562	0.72
Cumulative effect of change in accounting principle, net of tax	4		—	—		—

Net income available to common shareholders plus assumed conversions	$363	557	$0.65	$404	562	$0.72

(a)	Dividends on preferred stock are $.185 million for the three months ended March 31, 2006 and 2005.

(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the three months ended March 31, 2006 and 2005.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Options to purchase 30.5 million and 24.5 million shares outstanding during the three months ended March 31, 2006 and 2005, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

14.	Business Segments

The Registrant’s principal activities include Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. During the first quarter of 2006, the Registrant began reporting its Retail line of business as two business segments, Branch Banking and Consumer Lending. All prior year information has been updated to reflect this presentation. Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. Branch Banking provides a full range of deposit and loans and lease products to individuals and small businesses through retail locations. Consumer Lending includes the Registrant’s mortgage, home equity and other indirect lending activities. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The Other/Eliminations column includes the unallocated portion of the investment portfolio, certain non-deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by operating segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
Three months ended March 31, 2006:
Net interest income (a)	$375	452	99	53	9	(270)	718
Provision for loan and lease losses	37	21	28	2	2	(12)	78

Net interest income after provision for loan and lease losses	338	431	71	51	7	(258)	640
Noninterest income:
Electronic payment processing revenue	4	44	—	—	159	(11)	196
Service charges on deposits	39	85	—	2	1	(1)	126
Mortgage banking net revenue	—	1	46	—	—	—	47
Investment advisory revenue	1	23	—	91	—	(24)	91
Corporate banking revenue	72	3	—	1	—	—	76
Other noninterest income	7	22	26	2	1	22	80
Securities gains (losses), net	—	—	—	—	—	1	1

Total noninterest income	123	178	72	96	161	(13)	617
Noninterest expense:
Salaries, wages and incentives	47	89	18	33	13	84	284
Employee benefits	14	26	9	9	3	26	87
Equipment expense	—	7	—	—	2	18	27
Net occupancy expense	3	29	2	2	1	21	58
Other noninterest expense	120	112	49	50	102	(158)	275

Total noninterest expense	184	263	78	94	121	(9)	731
Income before income taxes and cumulative effect	277	346	65	53	47	(262)	526
Applicable income taxes (a)	83	122	23	19	17	(97)	167

Income before cumulative effect	194	224	42	34	30	(165)	359
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	4	4

Net income	$194	224	42	34	30	(161)	363

Average assets	$34,393	42,739	21,100	5,087	1,251	166	104,736

Three months ended March 31, 2005:
Net interest income (a)	$343	393	104	45	8	(134)	759
Provision for loan and lease losses	30	20	27	1	2	(13)	67

Net interest income after provision for loan and lease losses	313	373	77	44	6	(121)	692
Noninterest income:
Electronic payment processing revenue	3	35	—	—	142	(9)	171
Service charges on deposits	38	81	—	2	1	(1)	121
Mortgage banking net revenue	1	1	39	—	—	—	41
Investment advisory revenue	1	22	—	90	—	(23)	90
Corporate banking revenue	58	3	—	—	—	1	62
Other noninterest income	11	21	39	2	11	24	108
Securities gains (losses), net	—	—	—	—	—	14	14

Total noninterest income	112	163	78	94	154	6	607
Noninterest expense:
Salaries, wages and incentives	43	85	15	34	10	78	265
Employee benefits	13	26	8	9	3	23	82
Equipment expense	—	7	—	—	1	17	25
Net occupancy expense	3	25	2	2	1	21	54
Other noninterest expense	106	101	55	54	91	(128)	279

Total noninterest expense	165	244	80	99	106	11	705
Income before income taxes	260	292	75	39	54	(126)	594
Applicable income taxes (a)	81	103	27	14	19	(55)	189

Net income	$179	189	48	25	35	(71)	405

Average assets	$30,395	41,121	19,210	4,746	1,102	4,435	101,009

(a)	Includes taxable-equivalent adjustments of $7 million and $8 million for the three months ended March 31, 2006 and 2005, respectively.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

During May 2005, the Registrant filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Accordingly, while a change in the projected timing of cash flows, excluding interest assessments, pursuant to the currently applicable literature under SFAS No. 13 would not impact cumulative income recognized, the proposed FSP FAS 13-a, an amendment to SFAS No. 13, in its current form would impact the timing of cumulative income recognized. See additional discussion of proposed FSP FAS 13-a in Note 2. The Registrant is currently in the process of evaluating the potential impact of the proposed FSP on its Consolidated Financial Statements.

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

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	13,195	$39.59	—	17,846,953
February 1, 2006 – February 28, 2006	19,387	37.71	—	17,846,953
March 1, 2006 – March 31, 2006	23,259	38.48	—	17,846,953

Total	55,841	$38.47	—	17,846,953

(a)	The Registrant repurchased 13,195, 19,387 and 23,259 shares during January, February and March, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

Submission of Matters to a Vote of Security Holders (Item 4)

On March 28, 2006, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders voted on the following proposals stated in the Proxy Statement dated February 28, 2006, which are incorporated by reference herein.

The proposals voted on and approved by the shareholders at the Annual Meeting were as follows:

1.	Election of four (4) Class II Directors (John F. Barrett, George A. Schaefer, Jr., John J. Schiff, Jr., Dudley S. Taft) to serve until the Annual Meeting of Shareholders in 2007.

Summary of Votes	Number of Shares
	For	Withheld
Election of Class II Directors:
John F. Barrett	418,361,662	59,628,618
George A. Schaefer, Jr.	415,705,966	62,284,315
John J. Schiff, Jr.	416,806,610	61,183,671
Dudley S. Taft	417,721,927	60,268,353

2.	Approval of the proposal to remove Article III, Section 18 of the Code of Regulations, as amended, to eliminate the super-majority voting provisions by a vote of 459,731,331 for, 12,640,924 against, 5,618,025 abstain and zero broker non-votes.

3.	Approval of the proposal to amend Article III Section 1, of the Code of Regulations, as amended, to provide for the annual election of all Directors by a vote of 444,822,500 for, 28,122,086 against, 5,045,694 abstain and zero broker non-votes.

4.	Approval of the proposal to adopt the Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan and the issuance of up to an additional 1,500,000 shares of common stock by a vote of 380,560,989 for, 20,143,312 against and 5,156,731 abstain.

5.	Approval of the proposal to appoint the firm of Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Registrant for the year 2006 by a vote of 467,452,806 for, 6,198,324 against and 4,339,150 abstain.

Exhibits (Item 6)

(a)	List of Exhibits

(3)(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3)(ii)	Code of Regulations, as amended.

(31)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 4, 2006	/s/ R. Mark Graf
R. Mark Graf
Senior Vice President and
Chief Financial Officer