Form 10-Q
period 2006-06-30
FIFTH THIRD BANCORP
filed 2006-08-03
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 557,894,188 shares of the Registrant’s Common Stock, without par value, outstanding as of June 30, 2006.

FIFTH THIRD BANCORP

This report may contain forward-looking statements about the Registrant and/or the company as combined with acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Registrant and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Registrant, one or more acquired entities and/or the combined company do business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) changes and trends in the securities markets; (7) legislative or regulatory changes or actions, or significant litigation, adversely affect the Registrant, one or more acquired entities and/or the combined company or the businesses in which the Registrant, one or more acquired entities and/or the combined company are engaged; (8) difficulties in combining the operations of acquired entities and (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Registrant’s Web site at www.53.com. The Registrant undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions, except per share data)	2006	2005		2006	2005
Income Statement Data
Net interest income (a)	$716	758	(5)%	$1,434	1,517	(5)%
Noninterest income	655	635	3	1,272	1,242	2
Total revenue (a)	1,371	1,393	(2)	2,706	2,759	(2)
Provision for loan and lease losses	71	60	18	149	127	17
Noninterest expense	759	728	4	1,490	1,432	4
Net income	382	417	(8)	746	822	(9)

Common Share Data
Earnings per share, basic	$.69	.75	(8)%	$1.34	1.48	(9)%
Earnings per share, diluted	.69	.75	(8)	1.34	1.47	(9)
Cash dividends per common share	.40	.35	14	.78	.70	11
Book value per share	17.13	16.82	2
Dividend payout ratio	58.0%	46.7	24	58.2%	47.6	22

Financial Ratios
Return on average assets	1.45%	1.63	(11)%	1.43%	1.63	(12)%
Return on average equity	16.0	18.1	(12)	15.7	18.1	(13)
Average equity as a percent of average assets	9.09	8.98	1	9.13	9.00	4
Tangible equity	6.92	6.89	—
Net interest margin (a)	3.01	3.29	(9)	3.04	3.33	(9)
Efficiency (a)	55.3	52.2	6	55.0	51.9	6

Credit Quality
Net losses charged off	$67	55	22%	$140	118	18%
Net losses charged off as a percent of average loans and leases	.37%	.34	9	.40%	.37	8
Allowance for loan and lease losses as a percent of loans and leases	1.04	1.09	(5)
Allowance for credit losses as a percent of loans and leases (b)	1.14	1.20	(5)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.49	.51	(4)

Average Balances
Loans and leases, including held for sale	$73,093	66,762	9%	$72,367	$65,924	10%
Total securities and other short-term investments	22,439	25,716	(13)	22,677	25,916	(12)
Total assets	105,741	102,765	3	105,241	101,891	3
Transaction deposits	49,282	47,624	3	49,116	47,603	3
Core deposits	59,731	55,910	7	59,217	55,641	6
Wholesale funding	32,903	34,274	(4)	33,013	33,820	(2)
Shareholders’ equity	9,607	9,224	4	9,604	9,166	5

Regulatory Capital Ratios
Tier I capital	8.52%	8.48	—%
Total risk-based capital	10.45	10.80	(3)
Tier I leverage	8.38	7.76	8

(a)	Amounts presented on a fully taxable equivalent basis.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.

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

The Registrant is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2006, the Registrant had $106.1 billion in assets, operated 19 affiliates with 1,138 full-service Banking Centers including 116 Bank Mart® locations open seven days a week inside select grocery stores and 2,034 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Registrant reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Fifth Third Processing Solutions (“FTPS”). During the first quarter of 2006, the Registrant began separating its Retail line of business into the Branch Banking and Consumer Lending business segments. All prior year information has been updated to reflect this presentation.

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

The Registrant’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended June 30, 2006, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 52% and 48% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Registrant. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Registrant.

The Registrant continues to focus on funding growth in loans and leases with growth in core deposits, which includes demand deposits, interest checking, savings, money market and other time deposits. When core deposit growth does not meet the growth in loans and leases, the Registrant has utilized cash flows from the securities portfolio as well as wholesale funding, which includes certificates $100,000 and over, foreign office deposits, federal funds purchased, short-term bank notes, other short-term borrowings and long-term debt.

Net interest income, which continues to be the Registrant’s largest revenue source, is the difference between interest income earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings. Net interest income is affected by the general level of interest rates, the relative level of short- and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Registrant earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Registrant to interest rate risk through potential adverse changes to net interest income and financial position. The Registrant manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Registrant enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks.

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

The Registrant’s net income was $382 million in the second quarter of 2006, an eight percent decrease compared to $417 million for the same period last year. Earnings per diluted share were $.69 for the second quarter, an eight percent decrease from $.75 for the same period last year. The Registrant’s quarterly dividend increased to $.40 per common share from $.35 in the second quarter of 2005, an increase of 14%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income (FTE) decreased five percent compared to the same period last year. Net interest margin decreased to 3.01% in the second quarter of 2006 from 3.29% in the same period last year and from 3.08% in the first quarter of 2006 largely due to the rise in short-term interest rates and the corresponding impact on the cost of certain wholesale funding categories, the impact of the primarily fixed-rate securities portfolio and mix shifts within the core deposit base. Noninterest income increased three percent over the same period last year with strong growth in electronic payment processing revenue and corporate banking revenue offset by an $8 million decline in operating lease revenue as a result of the year-over-year runoff from the consumer automobile lease portfolio and a $5 million, or 10%, decline in mortgage banking revenue due to lower gains on loan sales. Despite a 25% increase in volume-related bankcard expenditures and a nine percent increase in occupancy expense related to the addition of de-novo banking centers, noninterest expense increased only four percent over the same quarter last year as the Registrant continues to realize cost savings from expense control initiatives.

Credit quality metrics remained stable during the second quarter of 2006. Net charge-offs as a percent of average loans and leases were .37% in the second quarter of 2006 compared to .42% in the first quarter of 2006 and .34% in the second quarter of 2005. At June 30, 2006, nonperforming assets as a percent of loans and leases were down to .49% from .51% at March 31, 2006 and June 30, 2005.

The Registrant’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of June 30, 2006, the Tier I capital ratio was 8.52% and the total risk-based capital ratio was 10.45%.

The Registrant continues to invest in the geographic areas that offer the best growth prospects, as it believes this investment is the most cost efficient method of expansion within its largest affiliate markets. During the first six months of 2006, the Registrant opened 25 new banking centers that did not involve the relocation or consolidation of existing facilities, with plans to add a total of 50 net banking centers (excluding relocations and consolidations) in key markets for the full-year 2006.

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses 10 categories. The Registrant also maintains a dual risk rating system that provides for 13 probability of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and estimated loss given default evaluations are not separated in the 10-grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is expected to be consistent with Basel II requirements and will allow for more precision in the analysis of commercial credit risk.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The Registrant’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $71 million at June 30, 2006. The Registrant’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and retail loans would increase by approximately $23 million at June 30, 2006. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Registrant, management believes the risk grades and inherent loss rates currently assigned are appropriate.

The Registrant’s primary market areas for lending are Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Registrant’s customers.

In the current year, the Registrant has not substantively changed any material aspect of its overall approach to determine its allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. Based on the procedures discussed above, the Registrant is of the opinion that the allowance of $753 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at June 30, 2006.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Registrant evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Registrant. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for discussion of the recently issued accounting statement, which clarifies the accounting for uncertainty in income taxes. As described in greater detail in Note 9 of the Notes to the Condensed Consolidated Financial Statements, the Internal Revenue Service is currently challenging the Registrant’s tax treatment of certain leasing transactions.

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

The change in the fair value of MSRs at June 30, 2006, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $22 million and $42 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $24 million and $49 million, respectively. The change in the fair value of the MSR portfolio at June 30, 2006, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $20 million and $39 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $22 million and $45 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Registrant’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

The Registrant continues to face a challenging net interest income environment as a result of rising short-term interest rates. Net interest income (FTE) was $716 million for the second quarter of 2006, a decline of $2 million compared to the sequential quarter and a decline of $42 million compared to the prior year quarter. In terms of mix between volume and yield, the impact of changes in interest rates on net interest income (FTE) was a year-over-year decrease of 11%. The decline also resulted in continued compression of net interest margin to 3.01% from 3.08% in the first quarter and 3.29% in the second quarter of 2005. The Registrant currently expects modest margin compression in the third quarter with future trends dependent on the timing of further short-term interest rate increases and the overall direction of the forward curve as well as overall deposit and loan growth trends.

Contraction in the net interest margin occurred in the second quarter despite growth in average earning assets. Total average earning assets increased four percent on an annualized sequential basis and three percent over the second quarter of 2005. Margin compression was the result of a 13 basis points (“bp”) sequential and a 53 bp year-over-year decrease in net interest rate spread. The decrease in net interest spread was the result of higher funding costs and the yield curve continuing to be flat, the impact of the primarily fixed-rate security portfolio and a change in mix within core deposits. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 123 bp in the second quarter of 2005 to 24 bp in the second quarter of 2006, illustrating the relative pressure between shorter-term and longer-term funding costs and general security portfolio

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

re-investment opportunities. The decrease in net interest rate spread was partially offset by an increased benefit from free funding of 68 bp in the second quarter of 2006, up 6 bp from the first quarter of 2006 and 25 bp over the second quarter of 2005. The large increase in the benefit of free funding over the second quarter of 2005 was the result of higher funding costs and an improvement in the net free funding position of the Registrant, calculated as the total of noninterest-bearing liabilities and equity less noninterest-earning assets, which increased three percent to $16.7 billion.

The growth in average loans and leases over the second quarter of 2005 outpaced core deposit growth for the same period by $2.5 billion. The funding shortfall was more than offset by a $3.5 billion reduction in the average available-for-sale securities portfolio, as the Registrant continues to use cash flows from its securities portfolio to reduce its reliance on wholesale funding. For the second quarter of 2006, wholesale funding represented 42% of interest-bearing liabilities, down from 45% for the same period in the prior year. In the current interest rate environment, the Registrant expects to continue to use cash flows from its securities portfolio during the remainder of 2006 to fund its loan and lease growth that is in excess of its core deposit growth.

The Registrant continues to emphasize its highly competitive daily rate deposit pricing strategy. As part of this strategy, the Registrant maintains competitive deposit rates in all of its affiliate markets and across all of its deposit products. Additionally, a migration of interest checking balances into money market, savings and time deposit accounts has continued. During the second quarter of 2006, interest checking balances were 37% of average interest-bearing core deposits and savings and money market combined to represent 40%, compared to 46% and 34%, respectively, in the second quarter of 2005.

The cost of interest-bearing core deposits was 3.12% in the second quarter of 2006, up from 2.88% in the first quarter of 2006 and 1.86% in the second quarter of 2005. Despite the increasing deposit rates, the relative cost advantage of interest-bearing core deposits compared to wholesale funding increased from 130 bp in the second quarter of 2005 and 162 bp in the first quarter of 2006 to 188 bp in the second quarter of 2006.

Interest income (FTE) from loans and leases increased $291 million, or 31%, compared to the second quarter of 2005. The increase resulted from the growth in average loans and leases of nine percent for the second quarter of 2006 over the comparable period in 2005 as well as a 111 bp increase in average rates. The increase in average loans and leases included growth in commercial loans and leases of 11% and growth in average consumer loans and leases of seven percent compared to the second quarter of 2005.

Interest income (FTE) from investment securities and short-term investments decreased $31 million to $253 million for the second quarter of 2006 compared to the same period in 2005 due to the previously mentioned reduction of the investment securities portfolio. The average yield on taxable securities increased by only 10 bp as a result of 84% of the debt securities within the available-for-sale portfolio being fixed-rate securities and the relative stability in longer-term interest rates.

The interest expense on core deposits increased $163 million, or 83%, in the second quarter of 2006 over the comparable period in 2005 due to increases in short-term interest rates and increasing average balances. Average interest-bearing core deposits increased $4 billion, or nine percent, compared to the second quarter of 2005. The Registrant continues to focus on growing its core deposit balances in order to fund loan growth, improve the funding mix and improve net interest margin trends.

The interest expense on wholesale funding increased by $139 million, or 52%, in the second quarter over the comparable period in 2005 due to increasing interest rates partially offset by a $1.4 billion decrease in average balances. The cost of wholesale funding increased from 3.16% in the second quarter of 2005 to 5.00% in the second quarter of 2006 due to the increases in the short-end of the interest rate curve. Included within other short-term borrowings are the Registrant’s customer repo sweep balances, which were $2.7 billion and $2.8 billion on an average basis for the three months ended June 30, 2006 and 2005, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	June 30, 2006			June 30, 2005			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$20,239	$363	7.19%	$17,768	$248	5.60%	$38	77	115
Commercial mortgage	9,980	176	7.08	9,042	136	6.01	15	25	40
Commercial construction	5,840	111	7.67	5,467	80	5.90	6	25	31
Commercial leases	3,729	47	5.03	3,436	44	5.15	4	(1)	3

Subtotal – commercial	39,788	697	7.03	35,713	508	5.71	63	126	189
Residential mortgage	8,756	129	5.90	8,453	115	5.45	4	10	14
Residential construction	735	11	6.02	576	8	5.36	2	1	3
Other consumer loans	22,430	377	6.75	20,169	287	5.71	34	56	90
Consumer leases	1,384	16	4.70	1,851	21	4.52	(5)	—	(5)

Subtotal – consumer	33,305	533	6.42	31,049	431	5.56	35	67	102

Total loans and leases	73,093	1,230	6.75	66,762	939	5.64	98	193	291
Securities:
Taxable	21,642	239	4.43	24,771	268	4.33	(35)	6	(29)
Exempt from income taxes (b)	616	11	7.33	815	15	7.29	(4)	—	(4)
Other short-term investments	181	3	5.60	130	1	3.28	1	1	2

Total interest-earning assets	95,532	1,483	6.23	92,478	1,223	5.30	60	200	260
Cash and due from banks	2,564			2,822
Other assets	8,393			8,182
Allowance for loan and lease losses	(748)			(717)

Total assets	$105,741			$102,765

Liabilities
Interest-bearing liabilities:
Interest checking	$17,025	$102	2.39%	$19,267	$71	1.49%	$(9)	40	31
Savings	12,064	87	2.90	9,697	35	1.44	10	42	52
Money market	6,429	64	4.01	4,755	28	2.37	12	24	36
Other time deposits	10,449	105	4.00	8,286	61	2.93	18	26	44
Certificates - $100,000 and over	5,316	61	4.64	3,946	29	2.92	12	20	32
Foreign office deposits	4,382	52	4.77	3,907	29	2.98	4	19	23
Federal funds purchased	3,886	48	4.97	3,952	29	2.97	—	19	19
Short-term bank notes	—	—	—	230	2	2.84	(1)	(1)	(2)
Other short-term borrowings	4,854	52	4.31	5,190	34	2.63	(2)	20	18
Long-term debt	14,465	196	5.45	17,049	147	3.46	(25)	74	49

Total interest-bearing liabilities	78,870	767	3.90	76,279	465	2.44	19	283	302
Demand deposits	13,764			13,905
Other liabilities	3,500			3,357

Total liabilities	96,134			93,541
Shareholders’ equity	9,607			9,224

Total liabilities and shareholders’ equity	$105,741			$102,765

Net interest income margin		$716	3.01%		$758	3.29%	$41	(83)	(42)
Net interest rate spread			2.33			2.86
Interest-bearing liabilities to interest-earning assets			82.56			82.48

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $6 million and $8 million for the three months ended June 30, 2006 and 2005, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the six months ended	June 30, 2006			June 30, 2005			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$19,852	$691	7.01%	$17,921	$481	5.42%	$57	153	210
Commercial mortgage	9,712	336	6.96	8,715	254	5.87	31	51	82
Commercial construction	6,024	222	7.43	5,170	146	5.69	27	49	76
Commercial leases	3,708	93	5.08	3,414	88	5.18	7	(2)	5

Subtotal – commercial	39,296	1,342	6.88	35,220	969	5.55	122	251	373
Residential mortgage	8,555	249	5.87	8,435	230	5.49	3	16	19
Residential construction	720	21	5.94	522	14	5.30	5	2	7
Other consumer loans	22,334	734	6.63	19,832	552	5.62	75	107	182
Consumer leases	1,462	35	4.87	1,915	44	4.66	(11)	2	(9)

Subtotal – consumer	33,071	1,039	6.34	30,704	840	5.52	72	127	199

Total loans and leases	72,367	2,381	6.63	65,924	1,809	5.53	194	378	572
Securities:
Taxable	21,878	481	4.44	24,852	534	4.33	(66)	13	(53)
Exempt from income taxes (b)	630	23	7.47	835	31	7.32	(8)	—	(8)
Other short-term investments	169	4	5.31	229	2	2.06	(1)	3	2

Total interest-earning assets	95,044	2,889	6.13	91,840	2,376	5.22	119	394	513
Cash and due from banks	2,616			2,721
Other assets	8,327			8,046
Allowance for loan and lease losses	(746)			(716)

Total assets	$105,241			$101,891

Liabilities
Interest-bearing liabilities:
Interest checking	$17,312	$201	2.34%	$19,618	$134	1.38%	$(17)	84	67
Savings	11,827	163	2.79	9,519	61	1.30	18	84	102
Money market	6,258	119	3.83	4,770	53	2.26	20	46	66
Other time deposits	10,101	194	3.87	8,038	113	2.83	33	48	81
Certificates - $100,000 and over	4,995	109	4.41	3,744	54	2.92	22	33	55
Foreign office deposits	4,217	96	4.59	4,122	56	2.72	1	39	40
Federal funds purchased	4,217	99	4.72	4,060	54	2.68	2	43	45
Short-term bank notes	—	—	—	501	6	2.60	(3)	(3)	(6)
Other short-term borrowings	4,786	97	4.07	5,062	61	2.41	(3)	39	36
Long-term debt	14,798	377	5.14	16,331	267	3.29	(27)	137	110

Total interest-bearing liabilities	78,511	1,455	3.74	75,765	859	2.29	46	550	596
Demand deposits	13,719			13,696
Other liabilities	3,407			3,264

Total liabilities	95,637			92,725
Shareholders’ equity	9,604			9,166

Total liabilities and shareholders’ equity	$105,241			$101,891

Net interest income margin		$1,434	3.04%		$1,517	3.33%	$73	(156)	(83)
Net interest rate spread			2.39			2.93
Interest-bearing liabilities to interest-earning assets			82.60			82.50

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $13 million and $17 million for the six months ended June 30, 2006 and 2005, respectively.

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

The provision for loan and lease losses increased to $71 million in the second quarter of 2006 compared to $60 million in the same period last year. The increase is due to both the increase in net charge-offs from $55 million in the second quarter of 2005 to $67 million and increased loan growth in the second quarter of 2006. The allowance for loan and lease losses as a percent of loans and leases declined to 1.04% from 1.09% at June 30, 2005. Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Registrant in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three and six months ended June 30, 2006, noninterest income increased by three percent and two percent, respectively. The components of noninterest income for these periods are as follows:

TABLE 4: Noninterest Income

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2006	2005		2006	2005
Electronic payment processing revenue	$211	183	15%	$407	354	15%
Service charges on deposits	135	132	2	261	253	3
Mortgage banking net revenue	41	46	(10)	88	87	1
Investment advisory revenue	96	92	5	187	182	3
Corporate banking revenue	82	74	10	157	136	16
Other noninterest income	76	93	(19)	157	200	(23)
Securities gains, net	14	15	(6)	15	30	(48)

Total noninterest income	$655	635	3%	$1,272	1,242	2%

During the first quarter of 2006, the Registrant refined its presentation of noninterest income in order to provide more granularity around its revenue streams. The primary result of this refinement was the consolidation of the Registrant’s interest rate derivative sales, international service fees, institutional sales and loan and lease syndication fees into a new income statement line item named corporate banking revenue. Corporate banking revenue increased to $82 million in the second quarter of 2006, up 10% over the comparable period in 2005. The growth in corporate banking revenue was largely attributable to continued strong sales in international services and loan and lease related fees.

Electronic payment processing revenue increased $28 million in the second quarter of 2006 compared to the same period last year. EFT revenue increased $14 million, or 14%, to $116 million, as a result of continued success in attracting financial institution customers as well as an $8 million increase in issuer interchange. Merchant processing revenue increased 17%, to $95 million, compared to the same period in 2005. Trends in the second quarter of 2006 are representative of continuing momentum in attracting new customer relationships moderated by slower growth in the level of retail sales transaction volumes. The Registrant continues to see significant opportunities to attract new retailers and financial institution customers. The Registrant handles electronic processing for over 117,000 merchant locations and 1,500 financial institutions worldwide, including The Kroger Co., Nordstrom, Inc., the Armed Forces Financial Network and, most recently, Linens ‘n Things, Inc., Talbots, Uno Restaurant Holdings Corporation and Rollins, Inc. (wholly-owned subsidiaries include: Orkin, Inc., Western Pest Services and the Industrial Fumigant Company).

Service charges on deposits increased two percent in the second quarter of 2006 compared to the same period last year. Commercial deposit revenue increased two percent while consumer deposit revenue increased three percent. Despite growth in the number of relationships and overall activity, commercial service charges were negatively impacted compared to the second quarter last year by a 43% increase in earnings credits on commercial customer demand deposit accounts due to the higher interest rate environment. Net new consumer deposit account production increased by over 50% through the first half of 2006 compared to the same period last year. Growth in the number of customer deposit account relationships has improved consumer deposit revenue and deposit generation continues to be a primary focus of the Registrant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue decreased to $41 million in the second quarter of 2006 from $46 million in the same period last year. Mortgage originations were $2.6 billion in the second quarter of 2006 and 2005. The components of mortgage banking net revenue for the three and six months ended June 30, 2006 and 2005 are as follows:

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Origination fees and gains (losses) on loan sales	$27	38	48	61
Servicing revenue:
Servicing fees	30	27	59	52
Servicing rights amortization	(17)	(16)	(31)	(33)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	1	(3)	12	7

Net servicing revenue	14	8	40	26

Mortgage banking net revenue	$41	46	88	87

Mortgage net servicing revenue increased by $6 million as compared to the same period last year. Net servicing revenue is comprised of gross servicing fees and amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Registrant’s total residential mortgage loans serviced at June 30, 2006 and 2005 were $35.8 billion and $32.3 billion, respectively, with $27.1 billion and $24.5 billion, respectively, of residential mortgage loans serviced for others.

Net valuation adjustments on servicing rights and free-standing derivatives were affected by the general rise in longer-term interest rates in the second quarter of 2006 and the corresponding general decrease in prepayment speeds, which led to the reversal of $6 million in temporary impairment on the MSR portfolio in the second quarter as compared to a recognition of $21 million in temporary impairment during the second quarter of 2005. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. The Registrant recognized a net loss of $5 million and net gain of $18 million in the second quarter of 2006 and 2005, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. In the second quarter of 2006, the Registrant primarily used principal only swaps, interest rate swaps and swaptions to hedge the economic risk of the MSR portfolio as they were deemed to be the best available instruments for several reasons. Principal only swaps hedge the mortgage-LIBOR spread because they appreciate in value as a result of tightening spreads. They also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. As of June 30, 2006 and 2005, the Registrant held a combination of free-standing derivatives, including principal only swaps, swaptions and interest rate swaps with a net negative fair value of $3 million and a net positive fair value of $11 million, respectively, on outstanding notional amounts of $.9 billion and $3.7 billion, respectively. In addition to the derivative positions used to economically hedge the MSR portfolio, the Registrant began to acquire various securities (primarily principal only strips) during 2005 and 2006 as a component of its non-qualifying hedging strategy. Principal only strips increase in value as prepayment speeds increase, thus providing an economic hedge for the MSR portfolio. As of June 30, 2006, the Registrant’s available-for-sale securities portfolio included $240 million of securities related to the non-qualifying hedging strategy.

Investment advisory revenues increased by $4 million, or five percent, in the second quarter of 2006 compared to the same period last year. The increase in revenue was primarily related to improved securities and brokerage income and private client revenues. The Registrant continues to focus its sales efforts on integrating services across business lines and working closely with retail and commercial team members to take advantage of a diverse and expanding customer base. The Registrant is one of the largest money managers in the Midwest and as of June 30, 2006 had over $203 billion in assets under care and $31 billion in assets under management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Cardholder fees	$11	11	23	22
Consumer loan and lease fees	13	15	24	28
Operating lease income	7	15	15	35
Bank owned life insurance income	22	22	43	45
Insurance income	7	7	14	12
Other	16	23	38	58

Total other noninterest income	$76	93	157	200

Other noninterest income decreased by 19% in the second quarter of 2006 compared to the same period last year. The decrease was primarily attributable to the continued runoff in the operating lease portfolio. Consumer operating lease revenues result from the consolidation of a special purpose entity in 2003 that was formed for the purpose of the sale and subsequent leaseback of leased automobiles. The consolidation was the result of the Registrant’s adoption of FASB Interpretation No. 46. Declines in operating lease revenues will continue throughout 2006, however to a lesser extent, as automobile leases continue to mature and are partially offset by originations of commercial operating leases.

Noninterest Expense

During the second quarter, the Registrant continued to invest in the expansion of the retail distribution network and in the information technology infrastructure. Operating expense levels are often measured using the efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income), which was 55.3% and 52.2% for the second quarter of 2006 and 2005, respectively. The Registrant continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and views its recent investments as its platform for future growth and increasing expense efficiency.

With the continued focus on expense control, the Registrant expects growth in noninterest expenses to be consistent with recent trends. Cost savings initiatives will continue to be somewhat mitigated by investments in certain high opportunity markets, as evidenced by the 25 net new banking centers added in the first half and the 25 net new banking centers expected to be added in the second half of 2006.

The major components of noninterest expense are as follows:

TABLE 7: Noninterest Expense

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2006	2005		2006	2005
Salaries, wages and incentives	$303	295	3%	$586	561	5%
Employee benefits	69	67	4	156	148	5
Equipment expense	29	25	16	56	50	12
Net occupancy expense	59	54	9	118	108	9
Other noninterest expense	299	287	4	574	565	1

Total noninterest expense	$759	728	4%	$1,490	1,432	4%

Total noninterest expense increased four percent in the second quarter of 2006 compared to the same period last year. The increase in expenses is primarily due to the recognition of approximately $9 million of incremental expense related to the adoption of SFAS No. 123 (R) and the April 2006 issuance of stock-based awards to retirement-eligible employees, increases in bankcard volume-related costs and the increase in occupancy expenses offset by a decrease in operating lease expense. Net occupancy expenses increased nine percent in the second quarter of 2006 over the same period last year primarily due to the addition of 61 net new banking centers since June 30, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest expense are as follows:

TABLE 8: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Marketing and communications	$32	31	65	61
Postal and courier	12	12	25	24
Bankcard	79	63	148	126
Loan and lease	20	23	41	39
Travel	14	14	25	27
Information technology and operations	27	25	51	52
Operating lease	4	10	10	26
Other	111	109	209	210

Total other noninterest expense	$299	287	574	565

Total other noninterest expense increased by $12 million from the second quarter of 2005 primarily due to increases in bankcard expenses. Bankcard expense increased 25% compared to last year due to an increase in the number of merchant and retail customers as well as continued organic growth in debit and credit card usage. The decrease in operating lease expense is attributable to the continued runoff in the operating lease portfolio. The remaining expense captions continue to be well-controlled.

Applicable Income Taxes

The Registrant’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods are as follows:

TABLE 9: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Income before income taxes and cumulative effect	$535	597	1,054	1,183
Applicable income taxes	153	180	312	361
Effective tax rate	28.5%	30.1	29.6	30.5

Applicable income tax expense for all periods include the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. Income tax expense for the second quarter of 2006 includes the favorable resolution of certain tax examinations and statute expirations.

Cumulative Effect of Change in Accounting Principle

In the first quarter of 2006, the Registrant recognized a benefit of approximately $4 million, net of $2 million of tax, related to the adoption of SFAS No. 123 (Revised 2004). The benefit recognized relates to the Registrant’s estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

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

TABLE 10: Business Segment Results

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Commercial Banking	$202	193	396	372
Branch Banking	240	205	464	394
Consumer Lending	37	54	80	102
Investment Advisors	40	31	74	56
Processing Solutions	50	32	80	67
Other/Eliminations	(187)	(98)	(348)	(169)

Net income	$382	417	746	822

Commercial Banking

Commercial Banking provides a comprehensive range of financial services and products to large and middle-market businesses, governments and professional customers. In addition to the traditional lending and depository offerings, Commercial Banking products and services include, among others, cash management, foreign exchange and international trade finance, derivatives and capital markets services, asset-based lending, real estate finance, public finance, commercial leasing and syndicated finance. The table below contains selected financial data for the Commercial Banking segment.

TABLE 11: Commercial Banking Selected Financial Data

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income (FTE)	$380	352	755	695
Provision for loan and lease losses	31	23	67	52
Noninterest income:
Corporate banking revenue	78	73	150	132
Service charges on deposits	38	38	77	76
Other noninterest income	12	15	24	30
Noninterest expense:
Salaries, incentives and benefits	60	59	121	114
Other noninterest expenses	129	117	253	227

Income before taxes	288	279	565	540
Applicable income taxes (a)	86	86	169	168

Net income	$202	193	396	372

Average Balance Sheet Data
Commercial loans	$33,377	30,026	32,924	29,677
Demand deposits	5,994	6,160	6,087	6,187
Interest checking	3,762	2,913	3,844	2,826
Savings and money market	5,238	4,686	5,335	4,589
Certificates over $100,000 and other time	1,537	1,074	1,473	1,004

(a)	Includes taxable-equivalent adjustments of $3 million for the three months ended June 30, 2006 and 2005 and $7 million and $6 million for the six months ended June 30, 2006 and 2005, respectively.

Net income increased $9 million, or four percent, compared to the second quarter of 2005 largely as a result of loan and deposit growth. Average commercial loans and leases increased 11% to $33.4 billion over the second quarter of 2005, with growth occurring in all loan categories. Despite average demand deposits declining modestly from the prior year second quarter, average core deposits increased nine percent to $15.0 billion in the second quarter of 2006 from $13.8 billion in 2005. The increase in average core deposits and loans and the related net FTP impact led to a $28 million increase in net interest income compared to the same period last year.

Noninterest income increased modestly compared to the same quarter last year as fee captions displayed mixed results. Overall, corporate banking revenue increased $5 million, or seven percent, largely due to growth in nearly all sub-captions. Noninterest expense increased $13 million, or eight percent, compared to the second quarter of 2005 as continued strong production volumes contributed to increases in loan and bankcard related expense and other noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,138 banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 12: Branch Banking Selected Financial Data

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income	$476	416	928	809
Provision for loan and lease losses	26	23	48	43
Noninterest income:
Electronic payment processing	49	41	93	77
Service charges on deposits	93	91	178	171
Investment advisory income	23	22	46	43
Other noninterest income	29	31	56	56
Noninterest expense:
Salaries, incentives and benefits	117	115	232	227
Net occupancy and equipment expenses	38	34	74	65
Other noninterest expenses	118	112	230	214

Income before taxes	371	317	717	607
Applicable income taxes	131	112	253	213

Net income	$240	205	464	394

Average Balance Sheet Data
Consumer loans	$11,274	10,529	11,257	10,389
Commercial loans	4,308	3,947	4,300	3,838
Demand deposits	5,677	5,718	5,642	5,595
Interest checking	10,915	14,052	11,180	14,406
Savings and money market	11,612	8,618	11,270	8,538
Time deposits	12,751	9,908	12,203	9,668

Net income increased $35 million, or 17%, compared to the second quarter of 2005 as growth in average loans and leases and deposits led to a 15% increase in net interest income. Average loans and leases increased eight percent compared to the second quarter of 2005 and total deposits increased seven percent over the second quarter of 2005 with double-digit increases in savings, money market and consumer time deposits mitigated by a 22% decrease in interest checking. As a result of the growth in average loans, core deposits and the related net FTP impact, net interest income increased $60 million compared to the same period last year.

Noninterest income increased $9 million, or five percent, from the second quarter of 2005 as Branch Banking continues to realize results from its cross-sell initiatives. Increases in nearly every caption were led by electronic payment processing revenue, which increased $8 million, or 20%.

Noninterest expense increased by four percent compared to the second quarter of 2005 as costs were contained despite the effect from the Registrant’s continued de-novo banking center growth strategy. Net occupancy and equipment expenses increased 13% as a result of the continued opening of new banking centers. Since the second quarter of 2005, 61 net new banking centers were opened. The Registrant continues to position itself for sustained long-term growth through new banking center additions in key markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Lending

Consumer Lending includes the Registrant’s mortgage and home equity lending activities and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans or pools of loans or lines of credit and all associated hedging activities. Other indirect lending activities include loans to consumers through auto dealers and federal and private student education loans. The table below contains selected financial data for the Consumer Lending segment.

TABLE 13: Consumer Lending Selected Financial Data

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income	$99	107	198	211
Provision for loan and lease losses	23	14	51	41
Noninterest income:
Mortgage banking net revenue	39	43	85	82
Other noninterest income	21	33	47	72
Noninterest expense:
Salaries, incentives and benefits	28	24	56	47
Other noninterest expenses	51	62	101	119

Income before taxes	57	83	122	158
Applicable income taxes	20	29	42	56

Net income	$37	54	80	102

Average Balance Sheet Data
Consumer loans	$20,321	18,825	20,108	18,599

Net income decreased $17 million, or 31%, compared to the second quarter of 2005 largely due to the effects of the flattening yield curve. Compared to the second quarter of 2005, net interest income decreased $8 million, or seven percent, despite average loans and leases increasing eight percent, due to a 31 bp decline in the spread between loans yields and the related FTP charge as a result of the increasing competitive nature in this segment.

The Registrant had mortgage originations of $2.6 billion for the three months ended June 30, 2006 and 2005. Despite the stable origination volume, mortgage banking net revenue declined $4 million due to lower gains on sales. Decreases in other noninterest income and expense were largely a result of the runoff of the consumer automobile lease portfolio as operating lease income and expense decreased from the second quarter of 2005 by $11 million and $8 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The Registrant’s primary services include trust, asset management, retirement plans and custody. Fifth Third Securities, Inc., an indirect wholly-owned subsidiary of the Registrant, offers full-service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Registrant, provides asset management services and also advises the Registrant’s proprietary family of mutual funds, Fifth Third Funds.* The table below contains selected financial data for the Investment Advisors segment.

TABLE 14: Investment Advisors Selected Financial Data

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income	$59	47	113	92
Provision for loan and lease losses	1	1	3	3
Noninterest income:
Investment advisory income	97	92	188	183
Other noninterest income	4	4	9	7
Noninterest expense:
Salaries, incentives and benefits	42	41	85	84
Other noninterest expenses	55	53	107	108

Income before taxes	62	48	115	87
Applicable income taxes	22	17	41	31

Net income	$40	31	74	56

Average Balance Sheet Data
Loans and leases	$3,072	2,592	3,058	2,541
Core deposits	4,658	3,978	4,398	4,062

Net income increased $9 million, or 30%, in the second quarter of 2006 compared to the same period last year. This increase was the result of a 27% improvement in net interest income due to loan and deposit growth and the related FTP impact. Average loans and leases increased to $3.1 billion, a 19% increase from the second quarter last year while core deposits increased 17% to $4.7 billion. Noninterest income increased $5 million, or five percent, with retail brokerage and private client services both posting increases of $2 million. Noninterest expense increased four percent compared to the same period last year primarily related to an increase in incentive compensation from improved performance in retail brokerage.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Processing Solutions

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The table below contains selected financial data for the Processing Solutions segment.

TABLE 15: Processing Solutions Selected Financial Data

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income	$9	9	18	17
Provision for loan and lease losses	2	3	4	5
Noninterest income:
Merchant processing	97	82	184	161
EFT processing	73	67	143	127
Other noninterest income	28	3	33	19
Noninterest expense:
Salaries, incentives and benefits	18	13	36	27
Processing costs	89	74	172	147
Other noninterest expenses	21	22	41	41

Income before taxes	77	49	125	104
Applicable income taxes	27	17	45	37

Net income	$50	32	80	67

Net income increased $18 million, or 58%, compared to the second quarter of 2005. Merchant and EFT revenues increased by 18% and 10%, respectively, primarily due to new customer additions and related increased volume. Other noninterest income increased $25 million primarily due to a $24 million gain from the MasterCard Incorporated redemption of a portion of the common shares held by the Registrant. The strong increase in noninterest income was mitigated by a 17% increase in noninterest expense, which increased due to headcount additions, investment in information technology and processing costs. The 20% increase in processing costs resulted primarily from volume-related costs as merchant transactions processed increased 19% over the second quarter of 2005. The Registrant continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Other/Eliminations

Other/Eliminations includes the unallocated portion of the investment portfolio, certain wholesale funding, unassigned equity and certain support activities and other items not attributed to the business segments.

The results of Other/Eliminations were primarily impacted by the decrease in interest income from investment securities and the increased cost of wholesale funding. Interest income from the securities portfolio decreased $33 million from the second quarter of 2005 due to the continued runoff of the securities portfolio in 2005 and 2006. Interest expense on wholesale funding increased $139 million from the second quarter of 2005. This increase in interest expense resulted from the increase in the average interest rate on wholesale funding, which rose from 3.16% in the second quarter of 2005 to 5.00% in the second quarter of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans

The table below summarizes the end of period total loans and leases, which includes loans held for sale, by major category:

TABLE 16: Components of Total Loans and Leases (including held for sale)

	June 30, 2006		December 31, 2005		June 30, 2005
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial:
Commercial loans	$20,618	29%	$19,299	27%	$18,017	27%
Commercial mortgage	9,792	13	9,188	13	9,091	14
Commercial construction	5,950	8	6,342	9	5,590	8
Commercial leases	3,740	5	3,698	5	3,537	5

Total commercial loans and leases	40,100	55	38,527	54	36,235	54

Consumer:
Residential mortgage	8,780	12	8,296	12	7,808	12
Residential construction	748	1	695	1	611	1
Credit card	945	1	866	1	749	1
Home equity	12,277	16	12,000	17	11,521	17
Other consumer loans	9,360	13	9,250	13	8,343	12
Consumer leases	1,298	2	1,595	2	1,812	3

Total consumer loans and leases	33,408	45	32,702	46	30,844	46

Total loans and leases	$73,508	100%	$71,229	100%	$67,079	100%

Total loans and leases increased 10% over the second quarter of 2005. Total commercial loans and leases increased $3.9 billion, or 11%, compared to June 30, 2005. The increase in commercial loans and leases was primarily driven by strong growth in commercial and industrial loans which increased 14% over the second quarter 2005. The mix of commercial loans was essentially unchanged from prior periods.

Total consumer loans and leases increased $2.6 billion, or eight percent, compared to June 30, 2005, as a result of double-digit growth in residential construction, residential mortgage, credit card and other consumer loans. The Registrant is continuing to devote significant focus on producing retail loan originations given the attractive yields available in these products. Consumer lease balances decreased 19% from December 31, 2005 and 28% compared to June 30, 2005 largely resulting from continued competition from captive finance companies offering promotional lease rates. Excluding consumer leases, consumer loans increased 11% over June 30, 2005.

The table below summarizes the average total loans and leases by major category:

TABLE 17: Components of Average Total Loans and Leases (including held for sale)

	June 30, 2006		December 31, 2005		June 30, 2005
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial:
Commercial loans	$20,239	27%	$18,909	27%	$17,768	26%
Commercial mortgage	9,980	14	9,159	13	9,042	14
Commercial construction	5,840	8	6,051	9	5,467	8
Commercial leases	3,729	5	3,611	5	3,436	5

Total commercial loans and leases	39,788	54	37,730	54	35,713	53
Consumer:
Residential mortgage	8,756	12	8,444	12	8,453	13
Residential construction	735	1	673	1	576	1
Credit card	897	1	825	1	755	1
Home equity	12,193	17	11,884	17	11,325	17
Other consumer loans	9,340	13	9,251	13	8,089	12
Consumer leases	1,384	2	1,682	2	1,851	3

Total consumer loans and leases	33,305	46	32,759	46	31,049	47

Total loans and leases	$73,093	100%	$70,489	100%	$66,762	100%

Total portfolio loans and leases (excluding held for sale)	$72,209		$69,218		$65,649

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With strong growth in each category, average commercial loans and leases increased $4.1 billion, or 11%, compared to the second quarter of 2005. The Registrant experienced double-digit growth in more than half of its affiliates, including 18% growth in the Florida markets and 21% growth in the Chicago market.

On an average basis, consumer loans and leases increased $2.3 billion, or seven percent, compared to the second quarter of 2005, highlighted by 39% growth in the Florida markets and strong growth in the Tennessee and Chicago affiliates. The growth in average consumer loans and leases was a result of strong growth in each category mitigated by decreases in consumer leases.

Investment Securities

Total investment securities were $20.9 billion, $22.4 billion and $25.0 billion at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. During the second quarter of 2006, increasing interest rates across the yield curve resulted in an increase in the net unrealized loss on the available-for-sale securities portfolio from $851 million at March 31, 2006 to $1.0 billion at June 30, 2006. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. The Registrant maintains its intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. At June 30, 2006, 93% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Registrant believes the price movements in these securities were the result of the movement in market interest rates, particularly given the negligible inherent credit risk for these securities.

In the second quarter of 2006, the Registrant continued its efforts to reduce the level of available-for-sale securities on the balance sheet. On an amortized cost basis, period end available-for-sale securities decreased $1.2 billion since December 31, 2005 and $3.4 billion since June 30, 2005. At June 30, 2006, available-for-sale securities have decreased to 22% of interest-earning assets, compared to 24% and 27% at December 31, 2005 and June 30, 2005, respectively. At June 30, 2006, 16% of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to 17% at December 31, 2005 and 19% at June 30, 2005. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.8 years at June 30, 2006 compared to 4.3 years at December 31, 2005 and 3.7 years at June 30, 2005. The increase in the weighted-average life results from lower prepayment expectations due to rising interest rates.

Information presented in the following table is on a weighted-average life basis anticipating future prepayments. Yield information is presented on an FTE basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2006 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$2	$2	0.3	2.93%
Average life 1 – 5 years	—	—	—	—
Average life 5 – 10 years	499	459	6.9	3.71
Average life greater than 10 years	4	4	12.7	6.05

Total	505	465	6.9	3.72
U.S. Government sponsored agencies:
Average life of one year or less	116	115	0.1	4.43
Average life 1 – 5 years	1,348	1,288	2.9	3.81
Average life 5 – 10 years	352	321	6.4	4.07
Average life greater than 10 years	—	—	—	—

Total	1,816	1,724	3.4	3.90
Obligations of states and political subdivisions (a):
Average life of one year or less	51	51	0.5	7.78
Average life 1 – 5 years	319	325	3.3	7.47
Average life 5 – 10 years	240	245	6.4	7.15	(b)
Average life greater than 10 years	40	40	11.9	6.90	(b)

Total	650	661	4.7	7.37
Agency mortgage-backed securities:
Average life of one year or less	40	40	0.6	6.31
Average life 1 – 5 years	9,752	9,256	3.7	4.33
Average life 5 – 10 years	5,373	5,043	6.9	4.88
Average life greater than 10 years	81	74	10.7	4.79

Total	15,246	14,413	4.9	4.53
Other bonds, notes and debentures (c):
Average life of one year or less	23	23	0.5	4.41
Average life 1 – 5 years	1,031	1,001	3.2	4.87
Average life 5 – 10 years	1,070	1,031	7.7	5.13
Average life greater than 10 years	16	15	22.2	3.71

Total	2,140	2,070	5.6	4.98
Other securities (d)	1,019	1,012

Total available-for-sale and other securities	$21,376	$20,345	4.8	4.58%

(a)	Taxable-equivalent yield adjustments included in above table are 2.58%, 2.48%, 2.39%, 2.30% and 2.45% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Weighted-average yield excludes $17 million and $35 million of securities with an average life of 5-10 years and greater than 10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.77%.
(c)	Other bonds, notes and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(d)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings that are carried at cost, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

TABLE 19: Components of Investment Securities (amortized cost basis)

($ in millions)	June 30, 2006	December 31, 2005	June 30, 2005
Available-for-sale and other:
U.S. Treasury and Government agencies	$505	506	504
U.S. Government sponsored agencies	1,816	2,034	2,406
Obligations of states and political subdivisions	650	657	787
Agency mortgage-backed securities	15,246	16,127	17,280
Other bonds, notes and debentures	2,140	2,119	2,838
Other securities	1,019	1,090	999

Total available-for-sale and other securities	$21,376	22,533	24,814

Held-to-maturity:
Obligations of states and political subdivisions	$347	378	295
Other bonds, notes and debentures	11	11	12

Total held-to-maturity	$358	389	307

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The table below summarizes the end of period total deposits by major category:

TABLE 20: Deposits

	June 30, 2006		December 31, 2005		June 30, 2005
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Demand	$14,078	20%	$14,609	22%	$14,393	23%
Interest checking	16,788	24	18,282	27	18,811	30
Savings	12,061	17	11,276	17	9,653	15
Money market	6,505	9	6,129	9	4,732	7
Other time	10,627	15	9,313	14	8,513	14
Certificates - $100,000 and over	5,691	8	4,343	6	3,986	6
Foreign office	4,773	7	3,482	5	3,089	5

Total deposits	$70,523	100%	$67,434	100%	$63,177	100%

Deposit balances represent an important source of funding and revenue growth opportunity. The Registrant is continuing to focus on transaction account deposit growth in its retail and commercial franchises by enhancing its product offering and providing competitive rates. The Registrant’s goal is to continue to grow the core deposit component of its funding profile. At June 30, 2006, core deposits represented 57% of the Registrant’s asset funding base, compared to 54% at June 30, 2005.

Total deposits increased 12% compared to June 30, 2005 primarily attributable to 25% or greater growth in savings, money market and other time deposits, mitigated by an 11% decrease in interest checking. The Registrant continues to realize a mix shift as customers move from lower-yield transaction accounts to higher-yield time deposits. Overall, transaction deposits increased four percent compared to the second quarter of 2005. The Registrant experienced double-digit transaction account deposit growth in the Detroit, Evansville, Indianapolis, Lexington, Louisville, Orlando and Tampa affiliates.

Foreign office deposits represent U.S. dollar denominated deposits of the Registrant’s foreign branch located in the Cayman Islands. The Registrant utilizes these deposit balances as a method to fund earning asset growth.

The table below summarizes the average total deposits by major category:

TABLE 21: Average Deposits

	June 30, 2006		December 31, 2005		June 30, 2005
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Demand	$13,764	20%	$14,099	21%	$13,905	22%
Interest checking	17,025	25	17,828	26	19,267	31
Savings	12,064	17	11,036	17	9,697	15
Money market	6,429	9	5,974	9	4,755	7
Other time	10,449	15	9,143	14	8,286	13
Certificates - $100,000 and over	5,316	8	4,354	7	3,946	6
Foreign office	4,382	6	3,703	6	3,907	6

Total deposits	$69,429	100%	$66,137	100%	$63,763	100%

Borrowings

Total short-term borrowings were $7.8 billion at June 30, 2006 compared to $9.6 billion at December 31, 2005 and $9.5 billion at June 30, 2005. Long-term debt decreased five percent and 17% compared to December 31, 2005 and June 30, 2005, respectively. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the Liquidity Risk Management section for discussion on the Registrant’s liquidity management.

TABLE 22: Borrowings

($ in millions)	June 30, 2006	December 31, 2005	June 30, 2005
Federal funds purchased	$2,493	5,323	4,523
Other short-term borrowings	5,275	4,246	4,972
Long-term debt	14,502	15,227	17,494

Total borrowings	$22,270	24,796	26,989

Quantitative and Qualitative Disclosure about Market Risk (Item 3)

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

The Registrant’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Registrant uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weakness, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for allowance analysis purposes encompasses 10 categories. The Registrant also maintains a dual risk grading system that provides for 13 probability of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and estimated loss given default evaluations are not separated in the 10-grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for

Quantitative and Qualitative Disclosure about Market Risk (continued)

allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Registrant’s homogenous consumer loan portfolios.

Portfolio Diversity

The Registrant’s credit risk management strategy includes minimizing concentrations of risk through diversification. The following table provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification, by loan size and by state, illustrating the diversity and granularity of the Registrant’s portfolio.

TABLE 23: Commercial Loan and Lease Portfolio (a)

	2006			2005
As of June 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$10,029	12,433	31	8,957	10,826	29
Construction	5,403	8,961	42	4,538	7,232	49
Manufacturing	4,805	10,507	33	4,311	9,366	38
Retail trade	3,701	6,244	11	3,298	5,466	18
Transportation and warehousing	1,945	2,280	6	1,512	1,797	7
Business services	1,927	3,536	10	1,892	3,413	23
Wholesale trade	1,906	3,574	15	1,787	3,272	8
Healthcare	1,702	2,967	8	1,545	2,682	6
Individuals	1,629	2,157	12	1,871	2,393	10
Financial services and insurance	1,173	3,853	4	961	2,810	1
Other services	968	1,323	15	899	1,214	7
Other	958	1,425	4	745	1,114	—
Accommodation and food	896	1,318	10	1,015	1,438	8
Public administration	815	992	—	812	951	—
Communication and information	617	1,234	3	530	1,146	1
Agribusiness	576	803	1	537	825	4
Entertainment and recreation	539	761	1	502	696	3
Utilities	296	1,082	—	275	812	—
Mining	215	408	3	248	417	—

Total	$40,100	65,858	209	36,235	57,870	212

By loan size:
Less than $200,000	5%	4	16	6	4	19
$200,000 to $1 million	18	13	30	20	15	39
$1 million to $5 million	32	27	40	35	30	32
$5 million to $10 million	18	16	14	17	16	10
$10 million to $25 million	20	24	—	17	23	—
Greater than $25 million	7	16	—	5	12	—

Total	100%	100	100	100	100	100

By state:
Ohio	24%	28	36	28	31	35
Michigan	22	20	20	23	21	26
Indiana	10	9	18	10	10	10
Illinois	10	10	11	10	10	11
Florida	10	9	6	9	8	3
Kentucky	6	6	6	6	6	7
Tennessee	3	3	2	2	2	3
Pennsylvania	1	2	—	1	1	—
West Virginia	1	—	—	—	—	1
Out-of-footprint	13	13	1	11	11	4

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Market Risk (continued)

The commercial portfolio is further characterized by 87% of outstanding balances and exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia and Pennsylvania. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 91% of exposures and 94% of outstanding balances concentrated within these nine states. The mortgage and construction segments of the commercial portfolio are characterized by 97% of exposures and outstanding balances concentrated within these nine states.

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

Total nonperforming assets were $358 million at June 30, 2006, compared to $361 million at December 31, 2005 and $340 million at June 30, 2005. Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned was .49% as of June 30, 2006 compared to .52% as of December 31, 2005 and .51% as of June 30, 2005. Commercial nonaccrual credits as a percent of loans decreased since the second quarter of 2005, from .59% to .52%. Consumer nonaccrual credits as a percent of loans increased slightly since the second quarter of 2005, from .20% to .22%. Overall, nonaccrual credits continue to represent a small portion of the portfolio at just .38% as of June 30, 2006, compared to .41% as of June 30, 2005. Total loans and leases 90 days past due have increased from $129 million as of June 30, 2005 to $191 million as of June 30, 2006, with the increase driven primarily from the commercial component.

TABLE 24: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	June 30, 2006	December 31, 2005	June 30, 2005
Commercial loans and leases	$129	145	132
Commercial mortgages	62	51	56
Commercial construction	18	31	24
Residential mortgage and construction	34	30	25
Consumer loans and leases	38	37	36

Total nonaccrual loans and leases	281	294	273
Renegotiated loans and leases	—	—	1
Other assets, including other real estate owned	77	67	66

Total nonperforming assets	$358	361	340

Commercial loans and leases	$50	21	24
Commercial mortgages	16	8	7
Commercial construction	6	6	3
Credit card receivables	13	10	10
Residential mortgage and construction (a)	58	53	44
Consumer loans and leases	48	57	41

Total 90 days past due loans and leases	$191	155	129

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.49%	.52	.51
Allowance for loan and lease losses as a percent of total nonperforming assets	210	206	212

(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These advances were $10 million as of June 30, 2006 and $13 million as of December 31, 2005 and June 30, 2005.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 25: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Losses charged off:
Commercial loans	$(31)	(24)	(66)	(41)
Commercial mortgage loans	(5)	(3)	(8)	(5)
Construction loans	(3)	—	(3)	(1)
Commercial lease financing	(2)	—	(2)	(9)
Residential mortgage loans	(6)	(5)	(10)	(9)
Consumer loans	(46)	(40)	(96)	(82)
Consumer lease financing	(3)	(4)	(8)	(9)

Total losses	(96)	(76)	(193)	(156)
Recoveries of losses previously charged off:
Commercial loans	9	6	12	9
Commercial mortgage loans	1	1	1	3
Construction loans	—	—	—	1
Commercial lease financing	1	1	3	1
Residential mortgage loans	—	—	—	—
Consumer loans	16	12	31	22
Consumer lease financing	2	1	6	2

Total recoveries	29	21	53	38
Net losses charged off:
Commercial loans	(22)	(18)	(54)	(32)
Commercial mortgage loans	(4)	(2)	(7)	(2)
Construction loans	(3)	—	(3)	—
Commercial lease financing	(1)	1	1	(8)
Residential mortgage loans	(6)	(5)	(10)	(9)
Consumer loans	(30)	(28)	(65)	(60)
Consumer lease financing	(1)	(3)	(2)	(7)

Total net losses charged off	$(67)	(55)	(140)	(118)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.44%	.41	.54	.36
Commercial mortgage loans	.18	.07	.14	.05
Construction loans	.16	.02	.08	—
Commercial lease financing	.03	(.03)	(.04)	.48
Residential mortgage loans	.24	.24	.26	.24
Consumer loans	.57	.56	.60	.61
Consumer lease financing	.30	.55	.27	.79
Total net losses charged off	.37	.34	.40	.37

Net charge-offs as a percent of average loans and leases outstanding increased by 3 bp over the second quarter of 2005, to .37% for the second quarter of 2006, and decreased by 5 bp from last quarter. The increase in net charge-offs during the second quarter is partially a result of $6 million in losses realized from the sale of approximately $38 million in nonaccrual loans and leases during the quarter. The Registrant has experienced continued improvement in consumer lease financing net charge-off activity, with a decrease in the ratio of consumer lease financing net charge-offs to average consumer leases outstanding compared to the second quarter of 2005. The ratio of residential mortgage loan net charge-offs to average residential mortgage loans outstanding was stable compared to the second quarter of 2005.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable losses in the loan and lease portfolio. The Registrant evaluates the allowance each quarter to determine its adequacy to cover inherent losses. In the current year, the Registrant has not substantively changed any material aspect to its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. The Registrant maintains a reserve for unfunded commitments to provide coverage for probable losses on credit facilities that have not been funded. The methodology used to determine the adequacy of the reserve for unfunded commitments is similar to the Registrant’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense on the Condensed Consolidated Statements of Income.

TABLE 26: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Allowance for loan and lease losses:
Beginning balance	$749	717	744	713
Net losses charged off	(67)	(55)	(140)	(118)
Provision for loan and lease losses	71	60	149	127

Ending balance	$753	722	753	722

Reserve for unfunded commitments:
Beginning balance	$69	67	70	72
Provision for unfunded commitments	5	4	4	(2)
Acquisitions	—	—	—	1

Ending balance	$74	71	74	71

The allowance for loan and lease losses at June 30, 2006 decreased to 1.04% of the total loan and lease portfolio compared to 1.09% at June 30, 2005 due to an overall improved assessment of inherent losses in the portfolio from the consideration of historical and anticipated loss rates.

Residential Mortgage Portfolio

Certain mortgage products have contractual features that may increase credit exposure to the Registrant in the event of a decline in housing prices. These types of mortgage products offered by the Registrant include high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 27 provides the amount of these loans as a percent of the residential mortgage loans in the Registrant’s portfolio and the delinquency rates of these loan products as of June 30, 2006 and 2005. Table 28 shows the Registrant’s originations of these products for the three and six months ended June 30, 2006 and 2005. The Registrant does not currently originate mortgage loans that permit principal payment deferral or payments that are less than the accruing interest.

The Registrant also sells certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of June 30, 2006 and 2005 were $1.1 billion and 1.53% and $614 million and 0.51%, respectively.

The Registrant manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Registrant may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

TABLE 27: Residential Mortgage Outstandings

	2006			2005
As of June 30 ($ in millions)	Balance	Percent of total	Delinquency Ratio	Balance	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,871	22%	3.23%	$2,267	29%	2.01%
Interest-only	1,218	14.07		636	8	—
Greater than 80% LTV and interest-only	554	6.39		184	2	1.07
80/20 loans	33	—	.25	123	2	—

Quantitative and Qualitative Disclosure about Market Risk (continued)

TABLE 28: Residential Mortgage Originations

	2006		2005
($ in millions)	Balance	Percent of total	Balance	Percent of total
For the three months ended June 30:
Greater than 80% LTV with no mortgage insurance	$208	8%	$335	14%
Interest-only	334	13	346	14
Greater than 80% LTV and interest-only	52	2	118	5
80/20 loans	132	5	132	5

For the six months ended June 30:
Greater than 80% LTV with no mortgage insurance	392	8	609	14
Interest-only	614	13	591	13
Greater than 80% LTV and interest-only	153	3	168	4
80/20 loans	232	5	211	5

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

Net Interest Income Simulation Model

The Registrant employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for all of the Registrant’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections of the future volume and pricing of each of the product lines offered by the Registrant as well as other pertinent assumptions about the balance sheet. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Registrant’s Asset Liability Risk Management Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Registrant has a Market Risk Management function as part of the Enterprise Risk Management Division that provides independent oversight of market risk activities. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month and 24-month horizon assuming a 200 bp parallel increase or decrease in market interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of June 30, 2006:

TABLE 29: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income (FTE)
Change in interest rates (bp)	12 Months	24 Months
+ 200	(2.56)%	(5.57)
+ 100	(1.32)	(2.79)
- 100	1.65	3.82
- 200	3.41	5.51

Quantitative and Qualitative Disclosure about Market Risk (continued)

Market Value of Equity

The Registrant also utilizes the market value of equity (“MVE”) as a measurement tool in managing interest rate sensitivity. Whereas net interest income simulation highlights exposures over a relatively short time horizon, the MVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The MVE of the balance sheet, at a point in time, is defined as the discounted value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, MVE uses instantaneous changes in rates. MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios. The following table shows the Registrant’s MVE sensitivity profile as of June 30, 2006:

TABLE 30: Estimated MVE Sensitivity Profile

	Change in MVE
Change in Interest Rates (bp)	2006	2005
+100	(5.19)%	(3.34)
-100	4.91	1.61

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

The Registrant also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Registrant from the market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Registrant minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of June 30, 2006 are included in Note 5 to the Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Registrant’s portfolio loans and leases contain both fixed and floating/adjustable rate loan and lease products, the rates of interest earned by the Registrant on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Registrant’s portfolio loans and leases as of June 30, 2006:

TABLE 31: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 –5 years	Greater than 5 years	Total
Commercial loans	$11,917	7,294	1,407	20,618
Commercial mortgage loans	3,111	5,246	1,435	9,792
Commercial construction loans	3,986	1,702	262	5,950
Commercial lease financing	1,061	1,812	867	3,740
Residential mortgage and construction loans	2,296	3,850	2,477	8,623
Consumer loans	5,895	11,887	4,774	22,556
Consumer lease financing	506	786	6	1,298

Total	$28,772	32,577	11,228	72,577

Quantitative and Qualitative Disclosure about Market Risk (continued)

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of June 30, 2006:

TABLE 32: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,610	6,091
Commercial mortgage loans	2,310	4,371
Commercial construction loans	300	1,664
Commercial lease financing	2,679	—
Residential mortgage and construction loans	3,154	3,173
Consumer loans	7,431	9,230
Consumer lease financing	792	—

Total	$19,276	24,529

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $483 million as of June 30, 2006. The Registrant maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The increase in interest rates during the second quarter of 2006 and the resulting impact of changing prepayment speeds led to the recovery of $6 million of temporary impairment in the MSR portfolio compared to the recognition of $21 million in temporary impairment in the second quarter of 2005. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Registrant enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded within other noninterest income on the Condensed Consolidated Statements of Income. The balance of the Registrant’s foreign denominated loans at June 30, 2006 was approximately $149 million. The Registrant also enters into foreign exchange derivative contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Registrant has several controls in place to ensure excessive risk is not being taken in providing this service to customers. These include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset-driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 4.8 years at June 30, 2006, based on current prepayment expectations. Of the $20.3 billion (fair value basis) of securities in the available-for-sale portfolio at June 30, 2006, $3.3 billion in principal and interest is expected to be received in the next 12 months, and an additional $3.2 billion in principal and interest is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating-rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For the six months ended June 30, 2006 and 2005, a total of $4.7 billion and $4.9 billion, respectively, were sold, securitized or transferred off-balance sheet.

Additionally, the Registrant has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. As of June 30, 2006, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, the Registrant also has $14.6 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to the Registrant’s 9.09% average equity capital base, provide a stable funding base.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Core deposits have historically provided the Registrant with a sizeable source of relatively stable and low cost funds. The Registrant’s average core deposits and shareholders’ equity funded 66% of its average total assets during the second quarter of 2006. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. For the quarter ended June 30, 2006, average shareholders’ equity was $9.6 billion, which is up one percent and four percent compared to the quarters ended December 31, 2005 and June 30, 2005, respectively. Average shareholders’ equity as a percentage of average assets for the three months ended June 30, 2006 was 9.09%. The FRB adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier I, total risk-based capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these “well-capitalized” ratios at June 30, 2006 and 2005 and December 31, 2005. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2006.

TABLE 33: Regulatory Capital

($ in millions)	June 30, 2006	December 31, 2005	June 30, 2005
Tier I capital	$8,670	8,209	7,783
Total risk-based capital	10,617	10,240	9,914
Risk-weighted assets	101,605	97,994	91,791
Regulatory capital ratios:
Tier I capital	8.52%	8.38	8.48
Total risked-based capital	10.45	10.45	10.80
Tier I leverage	8.38	8.08	7.76

Dividend Policy

The Registrant’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Registrant’s quarterly dividend was $.40 per share, an increase of five percent over the $.38 per share declared in the first quarter of 2006 and an increase of 14% over the $.35 per share declared in the second quarter of 2005.

Stock Repurchase Program

On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. The Registrant’s stock repurchase program is an important element of its capital planning activities and the Registrant views share repurchases as an effective means of delivering value to shareholders. The Registrant’s second quarter of 2006 repurchases of common shares were as follows:

TABLE 34: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	39,806	$38.43	—	17,846,953
May 1, 2006 – May 31, 2006	29,309	39.50	—	17,846,953
June 1, 2006 – June 30, 2006	26,372	37.83	—	17,846,953

Total	95,487	$38.59	—	17,846,953

(a)	The Registrant repurchased 39,806, 29,309 and 26,372 shares during April, May and June, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

Quantitative and Qualitative Disclosure about Market Risk (continued)

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

Through June 30, 2006, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at June 30, 2006 was $3.4 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.4 billion at June 30, 2006. In addition, the Registrant’s agreement to provide liquidity support to the QSPE increased to $3.8 billion as of June 30, 2006. At June 30, 2006, the Registrant’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $13 million.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating-rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At June 30, 2006, the Registrant had retained servicing assets totaling $489 million, subordinated tranche security interests totaling $23 million and residual interests totaling $30 million.

The Registrant had the following cash flows with these unconsolidated QSPEs:

TABLE 35: Cash Flows with Unconsolidated QSPEs

For the six months ended June 30 ($ in millions)	2006	2005
Proceeds from transfers, including new securitizations	$982	744
Proceeds from collections reinvested in revolving-period securitizations	51	67
Transfers received from QSPEs	—	—
Fees received	17	16

As of June 30, 2006, the Registrant had provided credit recourse on approximately $1.3 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $1.3 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $19 million relating to these residential mortgage loans sold.

Quantitative and Qualitative Disclosure about Market Risk (continued)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Registrant has certain obligations and commitments to make future payments under contracts. At June 30, 2006, the aggregate contractual obligations and commitments were:

TABLE 36: Contractual Obligations and Other Commitments

As of June 30, 2006 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits	$67,318	940	59	2,206	70,523
Long-term debt (a)	3,800	3,035	2,657	5,010	14,502
Short-term borrowings (b)	7,768	—	—	—	7,768
Noncancelable leases	68	127	107	329	631
Partnership investment commitments (c)	163	—	—	—	163
Purchase obligations	14	13	—	—	27

Total contractually obligated payments due by period	$79,131	4,115	2,823	7,545	93,614

Other commitments by expiration period:
Letters of credit (d)	$2,442	3,283	1,752	433	7,910
Commitments to extend credit (e)	22,374	17,032	—	—	39,406

Total other commitments by expiration period	$24,816	20,315	1,752	433	47,316

(a)	Includes borrowings with an original maturity of greater than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(b)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	Includes low-income housing, historic and new market tax credit investments.
(d)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(e)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

Condensed Consolidated Balance Sheets (unaudited)

	As of
($ in millions, except share data)	June 30, 2006	December 31, 2005	June 30, 2005
Assets
Cash and due from banks	$2,670	3,078	2,781
Available-for-sale and other securities (a)	20,345	21,924	24,647
Held-to-maturity securities (b)	358	389	307
Trading securities	173	117	84
Other short-term investments	207	158	113
Loans held for sale	931	1,304	783
Portfolio loans and leases:
Commercial loans	20,618	19,174	18,013
Construction loans	6,698	7,037	6,201
Commercial mortgage loans	9,792	9,188	9,091
Commercial lease financing	4,899	4,852	4,639
Residential mortgage loans	7,875	7,152	7,042
Consumer loans	22,556	22,084	20,610
Consumer lease financing	1,420	1,751	1,994
Unearned income	(1,281)	(1,313)	(1,294)

Total portfolio loans and leases	72,577	69,925	66,296
Allowance for loan and lease losses	(753)	(744)	(722)

Total portfolio loans and leases, net	71,824	69,181	65,574
Bank premises and equipment	1,853	1,726	1,581
Operating lease equipment	150	143	161
Goodwill	2,194	2,169	2,178
Intangible assets	185	208	231
Servicing rights	489	441	378
Other assets	4,732	4,387	4,342

Total Assets	$106,111	105,225	103,160

Liabilities
Deposits:
Demand	$14,078	14,609	14,393
Interest checking	16,788	18,282	18,811
Savings	12,061	11,276	9,653
Money market	6,505	6,129	4,732
Other time	10,627	9,313	8,513
Certificates - $100,000 and over	5,691	4,343	3,986
Foreign office	4,773	3,482	3,089

Total deposits	70,523	67,434	63,177
Federal funds purchased	2,493	5,323	4,523
Other short-term borrowings	5,275	4,246	4,972
Accrued taxes, interest and expenses	1,995	2,142	2,456
Other liabilities	1,767	1,407	1,185
Long-term debt	14,502	15,227	17,494

Total Liabilities	96,555	95,779	93,807
Shareholders’ Equity
Common stock (c)	1,295	1,295	1,295
Preferred stock (d)	9	9	9
Capital surplus	1,788	1,827	1,756
Retained earnings	8,319	8,007	7,702
Accumulated other comprehensive income	(683)	(413)	(135)
Treasury stock	(1,172)	(1,279)	(1,274)

Total Shareholders’ Equity	9,556	9,446	9,353

Total Liabilities and Shareholders’ Equity	$106,111	105,225	103,160

(a)	Amortized cost: June 30, 2006 - $21,376, December 31, 2005 - $22,533 and June 30, 2005 - $24,814.
(b)	Market values: June 30, 2006 - $358, December 31, 2005 - $389 and June 30, 2005 - $307.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at June 30, 2006 - 557,894,188 (excludes 25,532,916 treasury shares), December 31, 2005 - 555,623,430 (excludes 27,803,674 treasury shares) and June 30, 2005 - 555,938,071 (excludes 27,489,033 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Income (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2006	2005	2006	2005
Interest Income
Interest and fees on loans and leases	$1,227	936	2,375	1,803
Interest on securities:
Taxable	239	268	481	534
Exempt from income taxes	8	10	16	20

Total interest on securities	247	278	497	554
Interest on other short-term investments	3	1	4	2

Total interest income	1,477	1,215	2,876	2,359
Interest Expense
Interest on deposits:
Interest checking	102	71	201	134
Savings	87	35	163	61
Money market	64	28	119	53
Other time	105	61	194	113
Certificates - $100,000 and over	61	29	109	54
Foreign office	52	29	96	56

Total interest on deposits	471	253	882	471
Interest on federal funds purchased	48	29	99	54
Interest on short-term bank notes	—	2	—	6
Interest on other short-term borrowings	52	34	97	61
Interest on long-term debt	196	147	377	267

Total interest expense	767	465	1,455	859

Net Interest Income	710	750	1,421	1,500
Provision for loan and lease losses	71	60	149	127

Net Interest Income After Provision for Loan and Lease Losses	639	690	1,272	1,373
Noninterest Income
Electronic payment processing revenue	211	183	407	354
Service charges on deposits	135	132	261	253
Mortgage banking net revenue	41	46	88	87
Investment advisory revenue	96	92	187	182
Corporate banking revenue	82	74	157	136
Other noninterest income	76	93	157	200
Securities gains (losses), net	14	15	15	30

Total noninterest income	655	635	1,272	1,242
Noninterest Expense
Salaries, wages and incentives	303	295	586	561
Employee benefits	69	67	156	148
Equipment expense	29	25	56	50
Net occupancy expense	59	54	118	108
Other noninterest expense	299	287	574	565

Total noninterest expense	759	728	1,490	1,432

Income Before Income Taxes and Cumulative Effect	535	597	1,054	1,183
Applicable income taxes	153	180	312	361

Income Before Cumulative Effect	382	417	742	822
Cumulative effect of change in accounting principle, net (a)	—	—	4	—

Net Income	$382	417	746	822

Net Income Available to Common Shareholders (b)	$382	417	745	821

Earnings Per Share	$0.69	0.75	1.34	1.48
Earnings Per Diluted Share	$0.69	0.75	1.34	1.47

(a)	Reflects a benefit of $4 million (net of $2 million of tax) for the adoption of SFAS No. 123(R) as of January 1, 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.
(b)	Dividends on Preferred Stock are $.185 and $.370 for the three and six month periods ended June 30, 2006 and 2005, respectively.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	For the six months ended June 30,
($ in millions, except per share data)	2006	2005
Total shareholders’ equity, beginning	$9,446	8,924
Net income	746	822
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities	(275)	(59)
Qualifying cash flow hedges	5	33
Change in additional pension liability	—	60

Comprehensive income	476	856
Cash dividends declared:
Common stock (2006 - $.78 per share and 2005 - $.70 per share)	(434)	(389)
Preferred stock (a)	—	—
Stock-based awards exercised, including treasury shares issued	24	40
Impact of cumulative effect of change in accounting principle	(6)	—
Stock-based compensation expense	44	37
Loans repaid (issued) related to the exercise of stock-based awards, net	5	4
Change in corporate tax benefit related to stock-based compensation	—	14
Shares acquired for treasury	—	(1,645)
Shares issued in business combination	—	1,509
Other	1	3

Total shareholders’ equity, ending	$9,556	9,353

(a)	Dividends on preferred stock are $.370 million for the six months ended June 30, 2006 and 2005, respectively.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
($ in millions)	2006	2005
Operating Activities
Net income	$746	822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	149	127
Depreciation, amortization and accretion	193	196
Cumulative effect of change in accounting principle	(4)	—
Stock-based compensation expense	44	37
(Benefit) provision for deferred income taxes	(55)	34
Realized securities gains	(27)	(33)
Realized securities losses	12	3
Proceeds from sales/transfers of residential mortgage and other loans held for sale	4,736	4,950
Net gains on sales of loans	(65)	(76)
Increase in residential mortgage and other loans held for sale	(3,197)	(3,439)
Increase in trading securities	(56)	(7)
Increase in other assets	(317)	(677)
Increase in accrued taxes, interest and expenses	57	136
Increase in other liabilities	139	170

Net Cash Provided by Operating Activities	2,355	2,243

Investing Activities
Proceeds from sales of available-for-sale securities	448	3,676
Proceeds from calls, paydowns and maturities of available-for-sale securities	1,608	2,697
Purchases of available-for-sale securities	(894)	(5,449)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	34	33
Purchases of held-to-maturity securities	(2)	(83)
(Increase) decrease in other short-term investments	(49)	448
Increase in loans and leases	(3,896)	(4,346)
(Increase) decrease in operating lease equipment	(17)	120
Purchases of bank premises and equipment	(247)	(235)
Proceeds from disposal of bank premises and equipment	42	37
Net cash (paid) acquired in business combination	(5)	242

Net Cash Used In Investing Activities	(2,978)	(2,860)

Financing Activities
Increase in core deposits	449	367
Increase in certificates - $100,000 and over, including foreign office	2,640	741
Decrease in federal funds purchased	(2,830)	(669)
Decrease in other short-term notes	—	(775)
Increase in short-term borrowings	1,016	39
Proceeds from issuance of long-term debt	1,834	3,662
Repayment of long-term debt	(2,502)	(554)
Payment of cash dividends	(422)	(390)
Exercise of stock-based awards, net	29	44
Purchases of treasury stock	—	(1,645)
Other	1	17

Net Cash Provided by Financing Activities	215	837

(Decrease) Increase in Cash and Due from Banks	(408)	220
Cash and Due from Banks at Beginning of Period	3,078	2,561

Cash and Due from Banks at End of Period	$2,670	2,781

Cash Payments
Interest	$1,410	771
Federal income taxes	314	201
Supplemental Cash Flow Information
Transfer from portfolio loans to loans held for sale, net	1,104	1,659
Business acquisitions:
Fair value of tangible assets acquired (noncash)	6	5,149
Goodwill and identifiable intangible assets acquired	17	1,304
Liabilities assumed and note issued	(18)	(5,186)
Stock options	—	(63)
Common stock issued	—	(1,446)

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2006 and 2005, the results of operations for the three and six months ended June 30, 2006 and 2005, the cash flows for the six months ended June 30, 2006 and 2005 and the changes in shareholders’ equity for the six months ended June 30, 2006 and 2005. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2005 has been derived from the audited Consolidated Financial Statements of the Registrant included in the Annual Report on Form 10-K.

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

2. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement was effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. On January 1, 2006, the Registrant elected to adopt this Statement using the modified retrospective application. Adoption of this Statement had three impacts on the Registrant’s Condensed Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding; ii) the reclassification in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 of $14 million of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section and iii) the recognition of approximately $9 million of incremental salaries, wages and incentives expense in the second quarter of 2006 related to the issuance in April 2006 of stock-based awards to retirement-eligible employees. The adoption did not have an impact on basic or diluted earnings per share. For further information on stock-based compensation see Note 11.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments. In September 2004, the FASB issued Staff Position (“FSP”) No. EITF 03-01-1, “Effective Date of Paragraphs 10-20 of EITF 03-01.” This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 was effective for reporting periods beginning after December 15, 2005. Adoption of this FSP did not have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

In August 2005, the FASB issued an Exposure Draft, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This Exposure Draft would amend FASB Statement No. 140 by addressing the criteria necessary for obtaining sales accounting on the transfer of all or a portion of financial assets as well as the requirements for qualification as a Qualified Special Purpose Entity (“QSPE”). The proposed changes to the criteria for obtaining sales accounting include a requirement that all arrangements or agreements, including those entered into subsequent to the sale, made in connection with the transfer of financial assets be considered in the determination of whether the financial assets were legally isolated from the transferor and its consolidated affiliates, the establishment of additional conditions for obtaining sales treatment on the transfer of a portion of a financial asset and the requirement that a transferee maintain the right to pledge or exchange the assets it receives and no condition exists that constrains the transferee from taking advantage of its right to pledge or exchange its assets, or provides more than a trivial benefit to the transferor. The proposed changes to the requirements for qualifying as a QSPE include prohibiting a QSPE from holding equity instruments, unless the equity instruments were received as a result of the efforts to collect its financial assets, as well as a requirement to evaluate whether a combination of involvements with a QSPE provide the holder of those involvements with an opportunity to obtain a more than trivial incremental benefit relative to the benefit that would be obtained if separate parties had those same involvements. In December 2005, the FASB announced the effective date of the Exposure Draft had been delayed. The final Statement is expected to be issued in the first quarter of 2007. Although the Registrant is still evaluating the potential impact of the Exposure Draft on its Condensed Consolidated Financial Statements, in its current form the Exposure Draft will require the consolidation of an unconsolidated QSPE that is wholly owned by an independent third-party, unless certain aspects of the current operational nature of the QSPE are modified. The outstanding balance of commercial loans transferred by the Registrant to the QSPE was approximately $3.4 billion at June 30, 2006.

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

In July 2006, the FASB issued Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This Statement addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This Statement amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this Statement, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. If during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the

Notes to Condensed Consolidated Financial Statements (continued)

inception of the lease. Upon adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” issued in July 2006. During May 2005, the Registrant filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of these leveraged lease cash flows. Accordingly, the Registrant is currently in the process of evaluating the potential impact on its Condensed Consolidated Financial Statements. This Statement is effective for fiscal years beginning after December 15, 2006.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This Statement clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Statement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Statement is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. This Statement is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Statement will be recognized as an adjustment to the beginning balance of retained earnings. The Registrant is currently in the process of evaluating the impact of adopting this Statement on its Condensed Consolidated Financial Statements.

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

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of June 30, 2006:
Mortgage servicing rights	$1,138	(627)	(28)	483
Other consumer and commercial servicing rights	23	(17)	—	6
Core deposits	417	(258)	—	159
Other	39	(13)	—	26

Total intangible assets	$1,617	(915)	(28)	674

As of December 31, 2005:
Mortgage servicing rights	$1,075	(596)	(46)	433
Other consumer and commercial servicing rights	22	(14)	—	8
Core deposits	432	(244)	—	188
Other	29	(9)	—	20

Total intangible assets	$1,558	(863)	(46)	649

As of June 30, 2005:
Mortgage servicing rights	$1,003	(556)	(79)	368
Other consumer and commercial servicing rights	22	(12)	—	10
Core deposits	432	(225)	—	207
Other	29	(5)	—	24

Total intangible assets	$1,486	(798)	(79)	609

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2006, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2006	2005	2006	2005
Amortization expense (including servicing rights)	$28	29	56	60

Estimated amortization expense, including servicing rights, for years ending December 31, 2006 through 2010 is as follows:

($ in millions)
2006 (a)	$111
2007	102
2008	90
2009	77
2010	66

(a)	Includes six months actual and six months estimated.

Changes in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2006 and 2005 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2005	$871	798	182	127	191	2,169
Acquisitions	—	—	—	—	14	14
Reclassification	—	—	—	11	—	11

Balance as of June 30, 2006	$871	798	182	138	205	2,194

Balance as of December 31, 2004	$373	254	58	103	191	979
Acquisitions	502	548	125	24	—	1,199

Balance as of June 30, 2005	$875	802	183	127	191	2,178

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

Notes to Condensed Consolidated Financial Statements (continued)

4. Retained Interests

As of June 30, 2006, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interests were as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption (annual)	Discount Rate (annual)	Weighted-Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	$490	8.25	9.0%	9.8%	N/A
Servicing assets	Adjustable	46	3.5	25.5	10.5	N/A
Home equity lines of credit:
Servicing assets	Adjustable	4	2.4	35.0	11.7	N/A
Residual interest	Adjustable	22	1.7	35.0	11.7	.35	%(a)
Automotive loans:
Servicing assets	Fixed	2.9		1.55	12.0	N/A
Residual interest	Fixed	8.9		1.55	12.0	1.25	(b)

(a)	Annualized rate
(b)	Cumulative rate

Based on historical credit experience, expected credit losses for servicing rights have been deemed not to be material. The Registrant serviced $27.1 billion of residential mortgage loans and $.7 billion of consumer loans for other investors at June 30, 2006.

Changes in capitalized servicing rights for the six months ended June 30:

($ in millions)	2006	2005
Beginning balance	$441	352
Amount capitalized	64	63
Amortization	(34)	(37)
Servicing valuation recovery	18	—

Ending balance	$489	378

Changes in the servicing rights valuation reserve for the six months ended June 30:

($ in millions)	2006	2005
Beginning balance	$(46)	(79)
Servicing valuation recovery	18	—

Ending balance	$(28)	(79)

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

The increase in interest rates during the first half of 2006 and the resulting impact of changing prepayment speeds led to the recovery of $18 million in temporary impairment on the MSR portfolio. The increase in longer-term rates in the first quarter of 2005 was offset by a decrease in the second quarter resulting in no net impact to the temporary valuation reserve in the first half of 2005. In addition, the Registrant recognized a net loss of $6 million and a net gain of $8 million in the six months ended June 30, 2006 and 2005, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of June 30, 2006 and 2005, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $10 million and $29 million, respectively, and other liabilities included a fair value of $13 million and $18 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $.9 billion and $3.7 billion as of June 30, 2006 and 2005, respectively. As of June 30, 2006 the available-for-sale securities portfolio included $240 million of securities related to the non-qualifying hedging strategy.

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

As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (principal only swaps, swaptions, floors, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed-rate MSR portfolio. Principal only swaps are total return swaps based on changes in the value of the underlying mortgage principal only trust. The Registrant also enters into forward contracts to economically hedge the change in the fair value of its residential mortgage loans held-for-sale due to the changes in interest rates.

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

FAIR VALUE HEDGES - The Registrant may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended June 30, 2006, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For an interest rate swap accounted for as a fair value hedge, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and the long-term debt. If any interest rate swap does not qualify for the shortcut method of accounting, the ineffectiveness is reported within interest expense in the Condensed Consolidated Statements of Income. For the three months ended June 30, 2006, changes in the fair value of any interest rate swap attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statements of Income.

During 2005 and 2006, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of the termination was recognized as a premium or discount on the previously hedged long-term debt and is being amortized as an adjustment to yield.

The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2006	December 31, 2005	June 30, 2005
Included in other assets:
Interest rate swaps related to debt	$3	21	46

Total included in other assets	$3	21	46

Included in other liabilities:
Interest rate swaps related to debt	$158	103	94
Forward contracts related to mortgage loans held for sale	—	3	3

Total included in other liabilities	$158	106	97

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

The Registrant has no outstanding cash flow hedges converting floating-rate assets or liabilities to fixed-rates as of June 30, 2006 or December 31, 2005. As of June 30, 2005, the Registrant had $2 million of outstanding cash flow hedges recorded in other liabilities. Changes in the fair market value of derivative contracts qualifying as cash flow hedges are recorded, net of tax, in accumulated other comprehensive income. As of June 30, 2006 and December 31, 2005, there were no deferred gains or losses, net of tax, related to outstanding cash flow hedges recorded in accumulated other comprehensive income. At June 30, 2005, there were $1 million in deferred losses, net of tax, included in accumulated other comprehensive income related to outstanding cash flow hedges. Gains and losses on these derivative contracts are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings and are included in the line item in which the hedged item’s effect in earnings is recorded. For the three months ended June 30, 2006 and 2005, no deferred gains or losses on outstanding cash flow hedges were reclassified into current period earnings. Additionally, any ineffectiveness is included in the line item in which the hedged item’s effect in earnings is recorded. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2006, there were no instances of designated hedges no longer qualifying as cash flow hedges.

In prior periods, the Registrant terminated certain derivatives qualifying as cash flow hedges. The deferred gains or losses of these terminated instruments, net of tax, are included in accumulated other comprehensive income and are being amortized over the designated hedging periods, which range up to 12 years. As of June 30, 2006, December 31, 2005 and June 30, 2005, $8 million, $13 million and $23 million, respectively, in net deferred losses, net of tax, related to terminated cash flow hedges were recorded in accumulated other comprehensive income. For the three months ended June 30, 2006 and 2005, $2 million and $4 million, respectively, in net deferred losses, net of tax, on the terminated cash flow hedges were amortized into earnings. As of June 30, 2006, $8 million in net deferred losses, net of tax, on terminated cash flow hedges included in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

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

The Registrant enters into forward contracts to economically hedge the change in fair value of its residential mortgage loans held-for-sale due to changes in interest rates. Additionally, interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is also economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Additionally, the Registrant occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. Revaluation gains and losses on interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio and residential mortgage loans held for sale are recorded as a component of mortgage banking net revenue. Revaluation gains and losses on foreign exchange derivative contracts and other commercial customer derivative contracts are recorded as a component of corporate banking revenue. Revaluation gains and losses on interest rate risk derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized in the following table:

Notes to Condensed Consolidated Financial Statements (continued)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2006	2005	2006	2005
Foreign exchange contracts	$11	12	$25	25
Forward contracts related to interest rate lock commitments and mortgage loans held-for-sale	2	(2)	4	1
Interest rate lock commitments	2	1	(1)	(1)
Derivative instruments related to MSR portfolio	(5)	18	(6)	8
Derivative instruments related to interest rate risk	(1)	1	(1)	2

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2006	December 31, 2005	June 30, 2005
Included in other assets:
Foreign exchange contracts	$149	118	140
Interest rate contracts for customers	128	48	59
Interest rate lock commitments	2	1	2
Derivative instruments related to MSR portfolio	10	4	29
Forward contracts related to interest rate lock commitments and mortgage loans held-for-sale	6	—	—
Derivative instruments related to interest rate risk	9	—	—

Total included in other assets	$304	171	230

Included in other liabilities:
Foreign exchange contracts	$137	104	122
Interest rate contracts for customers	128	48	59
Interest rate lock commitments	1	—	—
Derivative instruments related to MSR portfolio	13	10	18
Forward contracts related to interest rate lock commitments and mortgage loans held-for-sale	1	1	1

Total included in other liabilities	$280	163	200

The following table summarizes the Registrant’s derivative instrument positions (excluding $24.2 billion in notional amount of customer accommodation derivatives) at June 30, 2006:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$2,575	98	5.07%	5.29%
Mortgage lending commitments:
Forward contracts on mortgage loans held-for-sale and interest rate lock commitments	1,200	1
Mortgage servicing rights portfolio:
Principal only swaps	57	7		5.36
Interest rate swaps—Receive fixed/pay floating	650	55	5.13	5.13
Interest rate swaps—Receive floating/pay fixed	225	109	5.26	5.04
Interest rate futures/forwards	9	2

Total	$4,716

Notes to Condensed Consolidated Financial Statements (continued)

6. Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

As of June 30, 2006, the Registrant had issued $7.9 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $7.9 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At June 30, 2006, the reserve related to these standby letters of credit was less than $1 million. Approximately 70% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through June 30, 2006, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at June 30, 2006 was $3.4 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.4 billion at June 30, 2006. In addition, the Registrant’s agreement to provide liquidity support to the QSPE increased to $3.8 billion as of June 30, 2006. At June 30, 2006, the Registrant’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $13 million.

As of June 30, 2006, the Registrant had provided credit recourse on approximately $1.3 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $1.3 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $19 million relating to these residential mortgage loans sold.

As of June 30, 2006, the Registrant has also fully and unconditionally guaranteed $376 million of certain long-term borrowing obligations issued by four wholly-owned issuing trust entities that have been deconsolidated consistent with the provisions of FIN 46.

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the six months ended June 30, 2006, the Registrant processed approximately $62 million of chargebacks presented by issuing banks, resulting in no material actual losses to the Registrant. The Registrant accrues for probable losses based on historical experience and did not carry a material credit loss reserve at June 30, 2006.

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of June 30, 2006 was $55 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

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

Notes to Condensed Consolidated Financial Statements (continued)

The assets and liabilities of First National were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The results of First National’s operations were included in the Registrant’s Condensed Consolidated Statement of Income from the date of acquisition. In addition, the Registrant realized charges against its earnings for acquisition related expenses of $1 million and $8 million for the three and six months ended June 30, 2005, respectively. The acquisition related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with the conversion.

The transaction resulted in total goodwill and intangible assets of $1.3 billion based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $85 million was allocated to core deposit intangibles, $7 million was allocated to customer lists and $13 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over 10 years. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $1.2 billion of intangible assets was recorded as goodwill. Goodwill recognized in the First National acquisition is not deductible for income tax purposes.

The pro forma effect and the financial results of First National included in the results of operations subsequent to the date of acquisition were not material to the Registrant’s financial condition or the operating results for the periods presented.

8. Related Party Transactions

At June 30, 2006 and 2005, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $270 million and $271 million, respectively. As of June 30, 2006 and 2005, the outstanding balance on loans to related parties, net of participations and undrawn commitments, were $65 million and $78 million, respectively.

Commitments to lend to related parties as of June 30, 2006 and 2005, net of participations, were comprised of $258 million and $262 million, respectively, in loans and guarantees for various business and personal interests made to Registrant and subsidiary directors and $12 million and $10 million, respectively, to certain executive officers. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Registrant transacts business.

9. Legal and Regulatory Proceedings

During May 2005, the Registrant filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Recently issued FSP 13-2, which is effective for fiscal years beginning after December 15, 2006, mandates that a change in the projected timing of cash flows, excluding interest assessments, will impact the timing of cumulative income recognized. The Registrant is currently in the process of evaluating the potential impact of FSP 13-2 on its Condensed Consolidated Financial Statements.

On April 26, 2006 the Registrant was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. As this litigation is still in its early stages, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages to the Registrant, if any.

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

Notes to Condensed Consolidated Financial Statements (continued)

10. Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2006	2005	2006	2005
Service cost	$113	162	232	324
Interest cost	4,002	3,415	7,328	6,877
Expected return on assets	(4,571)	(4,595)	(9,520)	(8,606)
Amortization of actuarial loss	1,945	2,357	4,339	4,639
Amortization of unrecognized prior service cost	130	129	259	258
Settlement	—	439	—	585

Net periodic pension cost	$1,619	1,907	2,638	4,077

Net periodic pension cost is recorded as a component of employee benefits in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Registrant evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance. Based on the current year actuarial assumptions, the Registrant did not make any cash contributions to its pension plans during the six months ended June 30, 2006.

11. Stock-Based Compensation

Effective January 1, 2006, the Registrant adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. As the Registrant had previously adopted the fair value method of accounting for stock-based compensation described in SFAS No. 123, the adoption did not have a material impact on salaries, wages and incentives expense reported in the Condensed Consolidated Statements of Income. The adoption did result in the recognition of a benefit, during the first quarter of 2006, for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

Stock-based compensation awards are eligible for issuance under the Incentive Compensation Plan, adopted on January 20, 2004 and approved by shareholders on March 23, 2004, to key employees, officers and directors of the Registrant and its subsidiaries. The Incentive Compensation Plan provides for nonqualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units and stock awards. Option and stock appreciation right grants are at fair market value at the date of the grant, have up to 10-year terms and vest and become fully exercisable at the end of three to four years of continued employment.

For the six months ended June 30, 2006, approximately 1.1 million restricted stock awards and 6.9 million stock appreciation rights were granted. For the six months ended June 30, 2005, approximately .9 million restricted stock awards and 4.8 million stock appreciation rights were granted. The weighted-average fair values of stock appreciation rights granted were $7.33 and $9.34 for the six months ended June 30, 2006 and 2005, respectively. The fair value of stock appreciation rights is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:

	2006	2005
Expected dividend yield	4.06%	3.48%
Expected option life (in years)	6.0	6.0
Expected volatility	23%	26%
Risk-free interest rate	4.88%	4.25%

Stock-based compensation expense was $30 million and $19 million for the three months ended June 30, 2006 and 2005, respectively, and $44 million and $37 million for the six months ended June 30, 2006 and 2005, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income. Stock-based compensation expense for the three months ended June 30, 2006 included $9 million of expense related to the issuance in April 2006 of stock-based awards to retirement eligible employees.

Notes to Condensed Consolidated Financial Statements (continued)

12. Other Comprehensive Income

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the six months ended June 30 were as follows:

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2006
Losses on available-for-sale securities	$(407)	142	(265)
Reclassification adjustment for net gains recognized in net income	(15)	5	(10)

Unrecognized losses on available-for-sale securities	(422)	147	(275)	$(395)	(275)	(670)

Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	8	(3)	5

Unrecognized gains (losses) on cash flow hedge derivatives	8	(3)	5	(13)	5	(8)

Change in minimum pension liability	—	—	—	(5)	—	(5)

Total	$(414)	144	(270)	$(413)	(270)	(683)

2005
Losses on available-for-sale securities	$(23)	8	(15)
Reclassification adjustment for net gains recognized in net income	(30)	10	(20)

Unrecognized losses on available-for-sale securities	(53)	18	(35)	$(72)	(35)	(107)

Gains on cash flow hedge derivatives	7	(2)	5
Reclassification adjustment for net losses recognized in net income	6	(2)	4

Unrecognized gains (losses) on cash flow hedge derivatives	13	(4)	9	(33)	9	(24)

Change in minimum pension liability	93	(33)	60	(64)	60	(4)

Total	$53	(19)	34	$(169)	34	(135)

13. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	For the three months ended June 30,
	2006			2005
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$382			$417

Net income available to common shareholders (a)	$382	555	$0.69	$417	554	$0.75

Earnings per diluted share:
Net income available to common shareholders	$382	555	$0.69	$417	554	$0.75
Effect of dilutive securities:
Stock based awards		2	—		4	—
Convertible preferred stock (b)	—	—	—	—	—	—

Net income available to common shareholders plus assumed conversions	$382	557	$0.69	$417	558	$0.75

(a)	Dividends on preferred stock are $.185 million for the three months ended June 30, 2006 and 2005.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the three months ended June 30, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements (continued)

	For the six months ended June 30,
	2006			2005
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Income before cumulative effect	$742			$822

Net income available to common shareholders before cumulative effect (a)	741	555	$1.34	821	555	$1.48
Cumulative effect of change in accounting principle, net of tax	4		—	—		—

Net income available to common shareholders (a)	$745	555	$1.34	$821	555	$1.48

Earnings per diluted share:
Net income available to common shareholders before cumulative effect	$741	555	$1.34	$821	555	$1.48
Effect of dilutive securities:
Stock based awards		2	—		5	(0.01)
Convertible preferred stock (b)	—	—	—	—	—	—

Income plus assumed conversions before cumulative effect	741	557	1.34	822	560	1.47
Cumulative effect of change in accounting principle, net of tax	4		—	—		—

Net income available to common shareholders plus assumed conversions	$745	557	$1.34	$822	560	$1.47

(a)	Dividends on preferred stock are $.370 million for the six months ended June 30, 2006 and 2005.
(b)	The additive effect to income from dividends on convertible preferred stock is $.290 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the six months ended June 30, 2006 and 2005.

Options to purchase 34.9 million and 28.5 million shares outstanding during the three months ended June 30, 2006 and 2005, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

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

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by operating segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
For the three months ended June 30, 2006:
Net interest income (a)	$380	476	99	59	9	(307)	716
Provision for loan and lease losses	31	26	23	1	2	(12)	71

Net interest income after provision for loan and lease losses	349	450	76	58	7	(295)	645
Noninterest income:
Electronic payment processing revenue	3	49	—	—	170	(11)	211
Service charges on deposits	38	93	—	2	1	1	135
Mortgage banking net revenue	—	1	39	1	—	—	41
Investment advisory revenue	1	23	—	97	—	(25)	96
Corporate banking revenue	78	3	—	1	—	—	82
Other noninterest income	8	26	21	—	2	19	76
Securities gains (losses), net	—	(1)	—	—	25	(10)	14

Total noninterest income	128	194	60	101	198	(26)	655
Noninterest expense:
Salaries, wages and incentives	49	91	20	35	15	93	303
Employee benefits	11	26	8	7	3	14	69
Equipment expense	—	8	—	—	2	19	29
Net occupancy expense	3	30	2	2	1	21	59
Other noninterest expense	126	118	49	53	107	(154)	299

Total noninterest expense	189	273	79	97	128	(7)	759

Income before income taxes	288	371	57	62	77	(314)	541
Applicable income taxes (a)	86	131	20	22	27	(127)	159

Net income	$202	240	37	40	50	(187)	382

Average assets	$35,444	44,078	21,579	5,791	1,289	(2,440)	105,741

For the three months ended June 30, 2005:
Net interest income (a)	$352	416	107	47	9	(173)	758
Provision for loan and lease losses	23	23	14	1	3	(4)	60

Net interest income after provision for loan and lease losses	329	393	93	46	6	(169)	698
Noninterest income:
Electronic payment processing revenue	3	41	—	—	149	(10)	183
Service charges on deposits	38	91	—	2	1	—	132
Mortgage banking net revenue	—	1	43	—	—	2	46
Investment advisory revenue	—	22	—	92	—	(22)	92
Corporate banking revenue	73	3	—	1	—	(3)	74
Other noninterest income	12	27	33	1	2	18	93
Securities gains (losses), net	—	—	—	—	—	15	15

Total noninterest income	126	185	76	96	152	—	635
Noninterest expense:
Salaries, wages and incentives	49	90	16	34	11	95	295
Employee benefits	10	25	8	7	2	15	67
Equipment expense	—	7	—	—	1	17	25
Net occupancy expense	3	27	2	2	1	19	54
Other noninterest expense	114	112	60	51	94	(144)	287

Total noninterest expense	176	261	86	94	109	2	728

Income before income taxes	279	317	83	48	49	(171)	605
Applicable income taxes (a)	86	112	29	17	17	(73)	188

Net income	$193	205	54	31	32	(98)	417

Average assets	$31,597	41,498	19,690	4,626	1,177	4,177	102,765

(a)	Includes taxable-equivalent adjustments of $6 million and $8 million for the three months ended June 30, 2006 and 2005, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
For the six months ended June 30, 2006:
Net interest income (a)	$755	928	198	113	18	(578)	1,434
Provision for loan and lease losses	67	48	51	3	4	(24)	149

Net interest income after provision for loan and lease losses	688	880	147	110	14	(554)	1,285
Noninterest income:
Electronic payment processing revenue	7	93	—	1	330	(24)	407
Service charges on deposits	77	178	—	3	3	—	261
Mortgage banking net revenue	—	2	85	1	—	—	88
Investment advisory revenue	1	46	—	188	—	(48)	187
Corporate banking revenue	150	6	—	1	—	—	157
Other noninterest income	16	49	47	3	2	40	157
Securities gains (losses), net	—	(1)	—	—	25	(9)	15

Total noninterest income	251	373	132	197	360	(41)	1,272
Noninterest expense:
Salaries, wages and incentives	96	180	38	68	29	175	586
Employee benefits	25	52	18	17	7	37	156
Equipment expense	1	15	1	1	3	35	56
Net occupancy expense	7	59	4	5	2	41	118
Other noninterest expense	245	230	96	101	208	(306)	574

Total noninterest expense	374	536	157	192	249	(18)	1,490

Income before income taxes and cumulative effect	565	717	122	115	125	(577)	1,067
Applicable income taxes (a)	169	253	42	41	45	(225)	325

Income before cumulative effect	396	464	80	74	80	(352)	742
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	4	4

Net income	$396	464	80	74	80	(348)	746

Average assets	$34,922	43,404	21,340	5,441	1,271	(1,137)	105,241

For the six months ended June 30, 2005:
Net interest income (a)	$695	809	211	92	17	(307)	1,517
Provision for loan and lease losses	52	43	41	3	5	(17)	127

Net interest income after provision for loan and lease losses	643	766	170	89	12	(290)	1,390
Noninterest income:
Electronic payment processing revenue	6	77	—	—	291	(20)	354
Service charges on deposits	76	171	—	4	2	—	253
Mortgage banking net revenue	—	2	82	1	—	2	87
Investment advisory revenue	2	43	—	183	—	(46)	182
Corporate banking revenue	132	6	—	1	—	(3)	136
Other noninterest income	22	48	72	1	14	43	200
Securities gains (losses), net	—	—	—	—	—	30	30

Total noninterest income	238	347	154	190	307	6	1,242
Noninterest expense:
Salaries, wages and incentives	91	176	31	69	22	172	561
Employee benefits	23	51	16	15	5	38	148
Equipment expense	1	13	1	1	2	32	50
Net occupancy expense	5	52	3	4	1	43	108
Other noninterest expense	221	214	115	103	185	(273)	565

Total noninterest expense	341	506	166	192	215	12	1,432

Income before income taxes	540	607	158	87	104	(296)	1,200
Applicable income taxes (a)	168	213	56	31	37	(127)	378

Net income	$372	394	102	56	67	(169)	822

Average assets	$31,000	41,302	19,453	4,685	1,140	4,311	101,891

(a)	Includes taxable-equivalent adjustments of $13 and $17 million for the six months ended June 30, 2006 and 2005, respectively.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

During May 2005, the Registrant filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Recently issued FSP 13-2, which is effective for fiscal years beginning after December 15, 2006, mandates that a change in the projected timing of cash flows, excluding interest assessments, will impact the timing of cumulative income recognized. See additional discussion of FSP 13-2 in Note 2. The Registrant is currently in the process of evaluating the potential impact of FSP 13-2 on its Condensed Consolidated Financial Statements.

On April 26, 2006 the Registrant was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. As this litigation is still in its early stages, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages to the Registrant, if any.

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

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2006 to the risk factors as previously disclosed in the Registrant’s 2005 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	39,806	$38.43	—	17,846,953
May 1, 2006 – May 31, 2006	29,309	39.50	—	17,846,953
June 1, 2006 – June 30, 2006	26,372	37.83	—	17,846,953

Total	95,487	$38.59	—	17,846,953

(a)	The Registrant repurchased 39,806, 29,309 and 26,372 shares during April, May and June, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 3, 2006	/s/ Christopher G. Marshall
Christopher G. Marshall
Executive Vice President and
Chief Financial Officer

Exhibits (Item 6)

(a)	List of Exhibits

(3)(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3)(ii)	Code of Regulations, as amended. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

(10)	Offer letter from Fifth Third Bancorp to Christopher G. Marshall dated April 12, 2006.

(31)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.