Form 10-Q
period 2006-09-30
FIFTH THIRD BANCORP
filed 2006-11-02
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

There were 558,066,338 shares of the Registrant’s Common Stock, without par value, outstanding as of September 30, 2006.

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

TABLE 1: Selected Financial Data

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions, except per share data)	2006	2005		2006	2005
Income Statement Data
Net interest income (a)	$719	745	(3)%	$2,154	2,262	(5)%
Noninterest income	662	622	6	1,934	1,864	4
Total revenue (a)	1,381	1,367	1	4,088	4,126	(1)
Provision for loan and lease losses	87	69	26	236	197	20
Noninterest expense	767	732	5	2,257	2,164	4
Net income	377	395	(5)	1,123	1,217	(8)

Common Share Data
Earnings per share, basic	$.68	.71	(4)%	$2.02	2.19	(8)%
Earnings per share, diluted	.68	.71	(4)	2.01	2.18	(8)
Cash dividends per common share	.40	.38	5	1.18	1.08	9
Book value per share	17.96	16.93	6
Dividend payout ratio	58.8%	53.5	10	58.7%	49.5	19

Financial Ratios
Return on average assets	1.41%	1.51	(7)%	1.42%	1.59	(11)%
Return on average equity	15.1	16.6	(9)	15.5	17.6	(12)
Average equity as a percent of average assets	9.33	9.11	2	9.19	9.04	2
Tangible equity	7.40	6.84	8
Net interest margin (a)	2.99	3.16	(5)	3.03	3.27	(7)
Efficiency (a)	55.5	53.5	4	55.2	52.4	5

Credit Quality
Net losses charged off	$79	64	23%	$219	183	20%
Net losses charged off as a percent of average loans and leases	.43%	.38	13	.41%	.37	11
Allowance for loan and lease losses as a percent of loans and leases	1.04	1.06	(2)
Allowance for credit losses as a percent of loans and leases (b)	1.14	1.16	(2)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.56	.51	10

Average Balances
Loans and leases, including held for sale	$73,938	68,556	8%	$72,896	$66,812	9%
Total securities and other short-term investments	21,582	24,915	(13)	22,309	25,578	(13)
Total assets	105,868	103,699	2	105,452	102,501	3
Transaction deposits	48,543	47,568	2	48,923	47,591	3
Core deposits	59,337	56,298	5	59,257	55,862	6
Wholesale funding	33,040	34,615	(5)	33,022	34,089	(3)
Shareholders’ equity	9,878	9,451	5	9,696	9,262	5

Regulatory Capital Ratios
Tier I capital	8.60%	8.42	2%
Total risk-based capital	10.56	10.54	—
Tier I leverage	8.52	7.93	7

(a)	Amounts presented on a fully taxable equivalent basis.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.

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

The Registrant is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2006, the Registrant had $105.8 billion in assets, operated 19 affiliates with 1,145 full-service Banking Centers including 115 Bank Mart® locations open seven days a week inside select grocery stores and 2,114 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Registrant reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Fifth Third Processing Solutions (“FTPS”). During the first quarter of 2006, the Registrant began separating its Retail line of business into the Branch Banking and Consumer Lending business segments. All prior year information has been updated to reflect this presentation.

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

The Registrant’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended September 30, 2006, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 52% and 48% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Registrant. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Registrant.

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

The Registrant’s net income was $377 million in the third quarter of 2006, a five percent decrease compared to $395 million for the same period last year. Earnings per diluted share were $.68 for the third quarter, a four percent decrease from $.71 for the same period last year. The Registrant’s quarterly dividend was $.40 per common share in the third quarter of 2006, a five percent increase over the $.38 dividend in the third quarter of 2005.

Net interest income (FTE) decreased three percent compared to the same period last year. Net interest margin decreased to 2.99% in the third quarter of 2006 from 3.16% in the same period last year and from 3.01% in the second quarter of 2006 largely due to the rise in short-term interest rates, the impact of the primarily fixed-rate securities portfolio and mix shifts within the core deposit base. Noninterest income increased six percent over the same period last year due to continued strong growth in electronic payment processing and corporate banking revenue and an $11 million increase in net securities gain partially offset by a $9 million decline in mortgage banking revenue. Noninterest expense increased five percent over the same quarter last year primarily due to increases in volume-related bankcard expenditures, equipment expenditures and occupancy expense related to the addition of de-novo banking centers and investments in technology, as well as an $11 million debt termination charge.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit quality metrics deteriorated slightly in the third quarter of 2006. Net charge-offs as a percent of average loans and leases were .43% in the third quarter of 2006 compared to .37% in the second quarter of 2006 and .38% in the third quarter of 2005. At September 30, 2006, nonperforming assets as a percent of loans and leases increased to .56% from ..49% at June 30, 2006 and .51% at September 30, 2005.

The Registrant’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of September 30, 2006, the Tier I capital ratio was 8.60% and the total risk-based capital ratio was 10.56%.

The Registrant continues to invest in the geographic areas that offer the best growth prospects, as it believes this investment is the most cost efficient method of expansion within its largest affiliate markets. During the first nine months of 2006, the Registrant opened 40 net new banking centers (excluding relocations and consolidations of existing facilities) with plans to add 10 to 12 new banking centers in high-growth markets during the fourth quarter of 2006.

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Registrant. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Registrant evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk rating system that provides for thirteen probability of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and estimated loss given default evaluations are not separated in the ten-grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is expected to be consistent with Basel II requirements and will allow for more precision in the analysis of commercial credit risk.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The Registrant’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $72 million at September 30, 2006. The Registrant’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and retail loans would increase by approximately $24 million at September 30, 2006. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Registrant, management believes the risk grades and inherent loss rates currently assigned are appropriate.

The Registrant’s primary market areas for lending are Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Registrant’s customers.

In the current year, the Registrant has not substantively changed any material aspect of its overall approach to determine its allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. Based on the procedures discussed above, the Registrant is of the opinion that the allowance of $761 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at September 30, 2006.

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has both the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and noninterest income in the Condensed Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Registrant’s intent and ability to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income. At September 30, 2006, 93% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Registrant believes the price movements in these securities are dependent upon the movement in market interest rates. The Registrant also maintains its intent and ability to hold these securities.

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

The change in the fair value of MSRs at September 30, 2006, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $23 million and $43 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $25 million and $51 million, respectively. The change in the fair value of the MSR portfolio at September 30, 2006, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $18 million and $35 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $19 million and $40 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Registrant’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Registrant’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

The increases in short-term rates during the second quarter of 2006 negatively impacted the Registrant’s net interest margin in the third quarter. The net interest margin declined to 2.99% from 3.01% in the second quarter and 3.16% in the third quarter of 2005. Net interest income (FTE) was $719 million for the third quarter of 2006, an increase of $3 million compared to the sequential quarter and a decline of $26 million compared to the prior year quarter. In terms of mix between volume and yield, the impact of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

changes in interest rates on net interest income (FTE) was a decrease of eight percent from the third quarter of 2005. Given the moderation of short-term rate increases during the third quarter, the Registrant currently expects a stable to slightly improved net interest margin in the fourth quarter with future trends dependent on the timing of any further short-term interest rate changes, the growth and composition of core deposits and loan growth.

Total average earning assets were relatively flat versus the second quarter and increased two percent over the third quarter of 2005. Margin compression was the result of a decrease in net interest spread of 7 basis points (“bp”) compared to the second quarter of 2006 and 40 bp compared to the third quarter 2005. The decrease in net interest spread was the result of higher short-term funding costs and the yield curve continuing to be flat, the impact of the primarily fixed rate security portfolio and a change in mix within core deposits. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 78 bp in the third quarter of 2005 to 24 bp in the second quarter of 2006 to negative 15 bp in the third quarter of 2006, illustrating the relative pressure between shorter-term and longer-term funding costs and general security portfolio reinvestment opportunities. The decrease in net interest rate spread was partially offset by an increased benefit from free funding of 73 bp in the third quarter of 2006, up 5 bp from the second quarter of 2006 and 23 bp over the third quarter of 2005. The relatively large increase in the benefit of free funding over the third quarter of 2005 was the result of higher funding costs and an improvement in the net free funding position of the Registrant, calculated as the total of noninterest-bearing liabilities and equity less noninterest-earning assets, which increased two percent to $16.8 billion.

The growth in average loans and leases since the third quarter of 2005 outpaced core deposit growth for the same period by $2.3 billion. The funding shortfall was more than offset by a $3.5 billion reduction in the average available-for-sale securities portfolio, as the Registrant continues to use cash flows from its securities portfolio to reduce its reliance on wholesale funding. In the third quarter of 2006, the Registrant sold approximately $726 million from its securities portfolio, which represented nearly all of its position in Federal Home Loan Mortgage Corporation (“FHLMC”) callable debt, in order to manage its credit exposure to certain government-sponsored entities. For the third quarter of 2006, wholesale funding represented 42% of interest-bearing liabilities, down from 45% for the same period in the prior year. In the current interest rate environment, the Registrant expects to continue to use cash flows from its securities portfolio during the remainder of 2006 to fund its loan and lease growth that is in excess of its core deposit growth.

During the third quarter of 2006, the Registrant continued its deposit pricing strategy of moving away from promotional rates and towards highly competitive daily rates. As part of this strategy, the Registrant maintains competitive deposit rates in all of its affiliate markets and across all of its deposit products. Additionally, interest checking balances have continued to migrate into money market, savings and time deposit accounts. During the third quarter of 2006, interest-checking balances were 36% of average interest-bearing core deposits and savings and money market combined to represent 41%, compared to 44% and 36%, respectively, in the third quarter of 2005.

The cost of interest-bearing core deposits was 3.32% in the third quarter of 2006, up from 3.12% in the second quarter of 2006 and 2.24% in the third quarter of 2005. Despite the increasing deposit rates, the relative cost advantage of interest-bearing core deposits compared to wholesale funding increased from 127 bp from the third quarter of 2005 and 188 bp in the second quarter of 2006 to 196 bp in the third quarter of 2006.

Interest income (FTE) from loans and leases increased $277 million, or 27%, compared to the third quarter of 2005. The increase resulted from the growth in average loans and leases of eight percent for the third quarter of 2006 over the comparable period in 2005 as well as a 106 bp increase in average rates. The increase in average loans and leases included growth in commercial loans and leases of 10% and growth in average consumer loans and leases of five percent compared to the third quarter of 2005.

Interest income (FTE) from investment securities and short-term investments decreased $28 million to $243 million for the third quarter of 2006 compared to the same period in 2005 due to the previously mentioned reduction of the investment securities portfolio. The average yield on taxable securities increased by only 17 bp as a result of 84% of the debt securities within the available-for-sale portfolio being fixed-rate securities and the relative stability in longer-term interest rates.

The interest on core deposits increased $143 million, or 60%, in the third quarter of 2006 over the comparable period in 2005 due to increases in short-term interest rates and increasing average balances. Average interest-bearing core deposits increased $3.4 billion, or eight percent, compared to the third quarter of 2005. The Registrant continues to focus on growing its core deposit balances in order to improve the funding mix and improve net interest margin trends. The growth in noninterest-bearing funds and other core deposits is a critical component in the growth of net interest income.

The interest on wholesale funding increased by $132 million, or 43%, in the third quarter over the comparable period in 2005 due to increasing short-term interest rates partially offset by a $1.6 billion decrease in average balances. The Registrant continues to reduce its reliance on wholesale funding by funding loan growth with core deposits and cash flows from its securities portfolio. Included within other short-term borrowings are the Registrant’s customer repo sweep balances, which were $2.5 billion on an average basis for both the three months ended September 30, 2006 and 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	September 30, 2006			September 30, 2005			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$20,769	$389	7.43%	$18,203	$276	6.01%	$42	71	113
Commercial mortgage	9,833	181	7.31	9,095	144	6.28	12	25	37
Commercial construction	5,913	118	7.90	5,700	91	6.37	4	23	27
Commercial leases	3,740	46	4.85	3,537	46	5.14	3	(3)	—

Subtotal – commercial	40,255	734	7.23	36,535	557	6.05	61	116	177
Residential mortgage	8,967	135	5.97	8,271	114	5.49	10	11	21
Residential construction	733	11	5.90	624	9	5.56	1	1	2
Other consumer loans	22,729	402	7.04	21,348	320	5.93	21	61	82
Consumer leases	1,254	15	4.63	1,778	20	4.54	(6)	1	(5)

Subtotal – consumer	33,683	563	6.64	32,021	463	5.73	26	74	100

Total loans and leases	73,938	1,297	6.96	68,556	1,020	5.90	87	190	277
Securities:
Taxable	20,836	231	4.39	24,013	255	4.22	(34)	10	(24)
Exempt from income taxes (b)	587	10	7.29	787	15	7.42	(4)	(1)	(5)
Other short-term investments	159	2	5.69	115	1	3.49	—	1	1

Total interest-earning assets	95,520	1,540	6.40	93,471	1,291	5.48	49	200	249
Cash and due from banks	2,355			2,742
Other assets	8,745			8,207
Allowance for loan and lease losses	(752)			(721)

Total assets	$105,868			$103,699

Liabilities
Interest-bearing liabilities:
Interest checking	$16,251	$102	2.49%	$18,498	$86	1.84%	$(11)	27	16
Savings	12,279	95	3.08	9,939	48	1.90	13	34	47
Money market	6,371	69	4.30	5,154	37	2.82	10	22	32
Other time deposits	10,794	116	4.24	8,730	68	3.14	19	29	48
Certificates - $100,000 and over	6,415	81	5.03	4,156	34	3.28	24	23	47
Foreign office deposits	3,668	47	5.05	3,925	34	3.41	(2)	15	13
Federal funds purchased	4,546	61	5.33	4,001	35	3.50	5	21	26
Other short-term borrowings	4,056	45	4.42	5,619	41	2.92	(13)	17	4
Long-term debt	14,355	205	5.66	16,914	163	3.80	(28)	70	42

Total interest-bearing liabilities	78,735	821	4.14	76,936	546	2.82	17	258	275
Demand deposits	13,642			13,977
Other liabilities	3,613			3,335

Total liabilities	95,990			94,248
Shareholders’ equity	9,878			9,451

Total liabilities and shareholders’ equity	$105,868			$103,699

Net interest income margin		$719	2.99%		$745	3.16%	$32	(58)	(26)
Net interest rate spread			2.26			2.66
Interest-bearing liabilities to interest-earning assets			82.43			82.31

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $6 million and $8 million for the three months ended September 30, 2006 and 2005, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the nine months ended	September 30, 2006			September 30, 2005			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$20,160	$1,079	7.16%	$18,016	$757	5.62%	$98	224	322
Commercial mortgage	9,753	516	7.08	8,843	398	6.01	43	75	118
Commercial construction	5,987	340	7.58	5,349	237	5.93	31	72	103
Commercial leases	3,719	139	5.00	3,456	134	5.17	10	(5)	5

Subtotal – commercial	39,619	2,074	7.00	35,664	1,526	5.72	182	366	548
Residential mortgage	8,694	384	5.90	8,380	344	5.49	13	27	40
Residential construction	725	32	5.93	557	22	5.40	8	2	10
Other consumer loans	22,466	1,137	6.77	20,342	872	5.73	97	168	265
Consumer leases	1,392	50	4.79	1,869	65	4.62	(17)	2	(15)

Subtotal – consumer	33,277	1,603	6.44	31,148	1,303	5.59	101	199	300

Total loans and leases	72,896	3,677	6.74	66,812	2,829	5.66	283	565	848
Securities:
Taxable	21,527	712	4.42	24,569	789	4.30	(100)	23	(77)
Exempt from income taxes (b)	616	34	7.41	819	46	7.35	(12)	—	(12)
Other short-term investments	166	7	5.44	190	3	2.35	—	4	4

Total interest-earning assets	95,205	4,430	6.22	92,390	3,667	5.31	171	592	763
Cash and due from banks	2,528			2,728
Other assets	8,467			8,101
Allowance for loan and lease losses	(748)			(718)

Total assets	$105,452			$102,501

Liabilities
Interest-bearing liabilities:
Interest checking	$16,955	$303	2.39%	$19,240	$220	1.53%	$(29)	112	83
Savings	11,979	259	2.89	9,660	109	1.51	31	119	150
Money market	6,296	188	3.99	4,900	90	2.46	31	67	98
Other time deposits	10,334	308	4.00	8,271	182	2.94	51	75	126
Certificates - $100,000 and over	5,473	191	4.66	3,883	89	3.05	45	57	102
Foreign office deposits	4,032	143	4.73	4,056	89	2.94	(1)	55	54
Federal funds purchased	4,328	160	4.93	4,040	89	2.96	7	64	71
Short-term bank notes	—	—	—	332	6	2.60	(3)	(3)	(6)
Other short-term borrowings	4,540	142	4.18	5,250	102	2.60	(15)	55	40
Long-term debt	14,649	582	5.31	16,528	429	3.47	(53)	206	153

Total interest-bearing liabilities	78,586	2,276	3.87	76,160	1,405	2.47	64	807	871
Demand deposits	13,693			13,791
Other liabilities	3,477			3,288

Total liabilities	95,756			93,239
Shareholders’ equity	9,696			9,262

Total liabilities and shareholders’ equity	$105,452			$102,501

Net interest income margin		$2,154	3.03%		$2,262	3.27%	$107	(215)	(108)
Net interest rate spread			2.35			2.84
Interest-bearing liabilities to interest-earning assets			82.54			82.43

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $20 million and $24 million for the nine months ended September 30, 2006 and 2005, respectively.

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

The provision for loan and lease losses increased to $87 million in the third quarter of 2006 compared to $69 million in the same quarter last year. The increase is due to both the increase in net charge-offs from $64 million in the third quarter of 2005 to $79 million and increased loan growth in the third quarter of 2006. The allowance for loan and lease losses as a percent of loans and leases was 1.04% at September 30, 2006 compared to 1.06% at September 30, 2005. Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Registrant in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three and nine months ended September 30, 2006, noninterest income increased by six percent and four percent, respectively. The components of noninterest income for these periods are as follows:

TABLE 4: Noninterest Income

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2006	2005		2006	2005
Electronic payment processing revenue	$218	190	15%	$626	544	15%
Service charges on deposits	134	137	(2)	395	390	1
Mortgage banking net revenue	36	45	(19)	125	132	(6)
Investment advisory revenue	89	89	(1)	276	271	2
Corporate banking revenue	79	71	11	236	207	14
Other noninterest income	87	82	6	242	282	(14)
Securities gains, net	19	8	128	34	38	(10)

Total noninterest income	$662	622	6%	$1,934	1,864	4%

During the first quarter of 2006, the Registrant refined its presentation of noninterest income in order to provide more granularity around its revenue streams. The primary result of this refinement was the consolidation of the Registrant’s interest rate derivative sales, international service fees, institutional sales and loan and lease syndication fees into a new income statement line item named corporate banking revenue. Corporate banking revenue increased to $79 million in the third quarter of 2006, up 11% over the comparable period in 2005. The growth in corporate banking revenue was largely attributable to increases in institutional fees and other commercial fees.

Electronic payment processing revenue increased $28 million in the third quarter of 2006 compared to the same period last year. EFT revenue increased $18 million, or 18%, to $118 million, as a result of continued success in attracting financial institution customers as well as an $8 million increase in issuer interchange. Merchant processing revenue increased 11%, to $100 million, compared to the same period in 2005. Growth in the merchant business is expected to increase as national merchant additions announced throughout 2006 are fully realized. The Registrant continues to see significant opportunities in attracting new financial institutional customers and retailers. The Registrant handles electronic processing for approximately 120,000 merchant locations and over 1,600 financial institutions worldwide, including The Kroger Co., Nordstrom, Inc., the Armed Forces Financial Network and, most recently, Federated Department Stores, Inc. and Gregg Appliances, Inc.

Service charges on deposits decreased two percent in the third quarter of 2006 compared to the same period last year. Commercial deposit revenue decreased four percent while consumer deposit revenue remained stable. Despite growth in the number of relationships and overall activity, commercial service charges were negatively impacted compared to the third quarter last year by a 28% increase in earnings credits on commercial customer demand deposit accounts due to the higher interest rate environment. Net new consumer deposit account production increased by over 52% through the third quarter of 2006 compared to the same period last year. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Registrant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue decreased to $36 million in the third quarter of 2006 from $45 million in the same period last year. Mortgage originations were $2.3 billion and $2.9 billion in the third quarter of 2006 and 2005, respectively. The components of mortgage banking net revenue for the three and nine months ended September 30, 2006 and 2005 are as follows:

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Origination fees and gains (losses) on loan sales	$21	34	69	95
Servicing revenue:
Servicing fees	30	28	90	80
Servicing rights amortization	(18)	(21)	(49)	(54)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	3	4	15	11

Net servicing revenue	15	11	56	37

Mortgage banking net revenue	$36	45	125	132

Mortgage net servicing revenue increased by $4 million as compared to the same period last year. Net servicing revenue is comprised of gross servicing fees and amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Registrant’s total residential mortgage loans serviced at September 30, 2006 and 2005 were $36.7 billion and $33.1 billion, respectively, with $27.8 billion and $24.5 billion, respectively, of residential mortgage loans serviced for others.

Net valuation adjustments on servicing rights and free-standing derivatives for the three months ended September 30, 2006 and 2005, were $3 million and $4 million, respectively. Temporary impairment on the MSR portfolio was $3 million compared to a reversal of $27 million during the third quarter of 2005. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. The Registrant recognized a net gain of $6 million and a net loss of $23 million in the third quarter of 2006 and 2005, respectively, related to changes in fair value and the settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

The Registrant maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. In the third quarter of 2006, the Registrant primarily used principal only swaps, interest rate swaps and swaptions to hedge the economic risk of the MSR portfolio as they were deemed to be the best available instruments for several reasons. Principal only swaps hedge the mortgage-LIBOR spread because they appreciate in value as a result of tightening spreads. They also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. As of September 30, 2006 and 2005, the Registrant held a combination of free-standing derivatives, including principal only swaps, swaptions and interest rate swaps with a net positive fair value of $1 million and a net negative fair value of $10 million, respectively, on outstanding notional amounts of $1.9 billion and $3.6 billion, respectively. In addition to the derivative positions used to economically hedge the MSR portfolio, the Registrant began to acquire various securities (primarily principal only strips) during 2005 and 2006 as a component of its non-qualifying hedging strategy. Principal only strips increase in value as prepayment speeds increase, thus providing an economic hedge for the MSR portfolio. As of September 30, 2006, the Registrant’s available-for-sale securities portfolio included $251 million of securities related to the non-qualifying hedging strategy.

Investment advisory revenues were stable in the third quarter of 2006 compared to the same period last year and down eight percent from a seasonally strong second quarter that reflected annually assessed trust and tax related fees. During the third quarter of 2006, the Registrant experienced increased private client and trust fees offset by lower mutual fund revenue. Mutual fund fees were down as the Registrant has continued to evolve toward a more open architectural framework to meet the needs of its customers. The Registrant continues to focus its sales efforts on improving execution in retail brokerage and retail mutual funds and on growing the institutional money management business by improving penetration and cross-sell in its large middle-market commercial customer base. The Registrant is one of the largest money managers in the Midwest and as of September 30, 2006 had over $215 billion in assets under care and $32 billion in assets under management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Cardholder fees	$13	12	36	34
Consumer loan and lease fees	13	9	37	37
Operating lease income	6	11	20	46
Bank owned life insurance income	21	23	65	68
Insurance income	7	8	21	20
Other	27	19	63	77

Total other noninterest income	$87	82	242	282

Other noninterest income increased by six percent in the third quarter of 2006 compared to the same period last year. The increase reflects net gains totaling $10.5 million from the sale of three branches in rural Indiana and the sale of $23 million of out-of-footprint credit card receivables. The increase was mitigated by the $5 million decrease in operating lease income resulting from the continued runoff in the operating lease portfolio. Operating lease revenues will moderate as automobile leases continue to mature and are offset by originations of commercial operating leases.

Net securities gains totaled $19 million in the third quarter and consisted of a $53 million gain from the sale of the Registrant’s remaining MasterCard, Inc. shares and $34 million of losses on other investment securities.

Noninterest Expense

During the third quarter, the Registrant continued to invest in the expansion of the retail distribution network. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 55.5% and 53.5% for the third quarter of 2006 and 2005, respectively. The Registrant continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and views its recent investments in information technology and branch expansion as its platform for future growth and increasing expense efficiency.

With the continued focus on expense control, the Registrant expects growth in noninterest expenses to be consistent with recent trends. Cost savings initiatives will continue to be somewhat mitigated by investments in certain high opportunity markets, as evidenced by the 40 net new banking centers added in the first three quarters and the 10 to 12 net new banking centers expected to be added in the fourth quarter of 2006.

The major components of noninterest expense are as follows:

TABLE 7: Noninterest Expense

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2006	2005		2006	2005
Salaries, wages and incentives	$288	285	1%	$875	846	3%
Employee benefits	74	70	6	230	218	6
Equipment expense	34	26	30	90	76	18
Net occupancy expense	63	54	16	180	162	11
Other noninterest expense	308	297	4	882	862	2

Total noninterest expense	$767	732	5%	$2,257	2,164	4%

Total noninterest expense increased five percent in the third quarter of 2006 compared to the same period last year and increased one percent compared to the second quarter of 2006. The current quarter expenses reflected an additional $8 million of pension settlement expense, similar to the level experienced in the third quarter of last year, while second quarter expenses included a $9 million charge related to the April 2006 issuance of stock-based awards to retirement-eligible employees. Increases in noninterest expense over the prior year quarter resulted primarily from bankcard volume-related costs, included in other noninterest expense, and the increase in occupancy and equipment expenses offset by a decrease in operating lease expense. Net occupancy expenses increased 16% in the third quarter of 2006 over the same period last year primarily due to the addition of 61 net new banking centers since September 30, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest expense are as follows:

TABLE 8: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Marketing and communications	$29	36	95	98
Postal and courier	12	13	37	37
Bankcard	82	69	231	195
Loan and lease	27	25	67	63
Travel	13	13	39	40
Information technology and operations	29	30	79	82
Operating lease	4	8	14	34
Other	112	103	320	313

Total other noninterest expense	$308	297	882	862

Total other noninterest expense increased by $11 million from the third quarter of 2005 primarily due to an $11 million charge in the third quarter associated with the early extinguishment of debt in the form of a $300 million structured repurchase agreement. Marketing and communications declined primarily due to expenses incurred in the third quarter 2005 associated with increased spending on deposit campaign initiatives. Bankcard expense increased 19% compared to last year due to an increase in the number of merchant and retail customers as well as continued organic growth in debit and credit card usage. The decrease in operating lease expense is attributable to the continued runoff in the operating lease portfolio. The remaining expense captions continue to be well-controlled.

Applicable Income Taxes

The Registrant’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods are as follows:

TABLE 9: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Income before income taxes and cumulative effect	$521	558	1,575	1,741
Applicable income taxes	144	163	456	524
Effective tax rate	27.6%	29.2	28.9	30.1

Applicable income tax expense for all periods include the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. Income tax expense for the third quarter of 2006 includes the favorable resolution of certain tax examinations.

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

TABLE 10: Business Segment Results

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Commercial Banking	$215	190	611	562
Branch Banking	254	204	718	597
Consumer Lending	30	34	109	136
Investment Advisors	40	27	114	83
Processing Solutions	69	27	149	94
Other/Eliminations	(231)	(87)	(578)	(255)

Net income	$377	395	1,123	1,217

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

TABLE 11: Commercial Banking Selected Financial Data

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income (FTE)	$391	367	1,146	1,063
Provision for loan and lease losses	29	26	96	79
Noninterest income:
Corporate banking revenue	75	67	225	200
Service charges on deposits	35	39	112	115
Other noninterest income	18	13	43	42
Noninterest expense:
Salaries, incentives and benefits	58	62	180	177
Other noninterest expenses	128	126	380	352

Income before taxes	304	272	870	812
Applicable income taxes (a)	89	82	259	250

Net income	$215	190	611	562

Average Balance Sheet Data
Commercial loans	$33,878	30,602	33,245	29,989
Demand deposits	6,146	6,345	6,107	6,240
Interest checking	3,881	3,353	3,856	3,004
Savings and money market	4,987	5,120	5,218	4,768
Certificates over $100,000	1,964	1,117	1,638	1,042

(a)	Includes taxable-equivalent adjustments of $3 million for the three months ended September 30, 2006 and 2005 and $10 million for the nine months ended September 30, 2006 and 2005, respectively.

Net income increased $25 million, or 14%, compared to the third quarter of 2005 as a result of six and eight percent increases in net interest income and noninterest income, respectively. Net interest income increased as a result of growth in loans and leases and total deposits. Average commercial loans and leases increased 11% to $33.9 billion over the third quarter of 2005, with growth occurring across all loan categories. Despite modest growth in average core deposits, average total deposits increased nine percent to $17.5 billion in the third quarter of 2006 from $16.1 billion in 2005. The increase in average total deposits and loans and the related net FTP impact led to a $24 million increase in net interest income compared to the same period last year.

Noninterest income increased eight percent compared to the same quarter last year as corporate banking revenue continued to display solid gains tempered by lower service charges on deposits. Overall, corporate banking revenue increased $8 million, or

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

12% percent, largely due to growth in nearly all sub-captions. Service charges on deposits decreased $4 million, or eight percent, as a result of lower compensating balances due to increased rates from a year ago. Noninterest expense decreased modestly compared to the third quarter of 2005, as increases in loan and bankcard expense were more than offset by decreases in employee compensation.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,145 banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 12: Branch Banking Selected Financial Data

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income	$489	421	1,417	1,228
Provision for loan and lease losses	30	27	77	70
Noninterest income:
Electronic payment processing	51	43	144	119
Service charges on deposits	95	96	273	267
Investment advisory income	20	22	66	65
Other noninterest income	36	25	91	83
Noninterest expense:
Salaries, incentives and benefits	113	116	346	343
Net occupancy and equipment expenses	38	36	114	102
Other noninterest expenses	119	113	346	326

Income before taxes	391	315	1,108	921
Applicable income taxes	137	111	390	324

Net income	$254	204	718	597

Average Balance Sheet Data
Consumer loans	$11,434	10,855	11,316	10,546
Commercial loans	4,308	4,082	4,303	3,920
Demand deposits	5,555	5,685	5,612	5,626
Interest checking	10,169	13,001	10,840	13,933
Savings and money market	11,956	8,827	11,501	8,635
Time deposits	13,647	10,484	12,689	9,943

Net income increased $50 million, or 24%, compared to the third quarter of 2005 as growth in average deposits led to a 16% increase in net interest income. Total average deposits increased nine percent over the third quarter of 2005 with double-digit increases in average savings, money market and consumer time deposits mitigated by a 22% decrease in average interest checking. As a result of the growth and the related net FTP impact from an increased short-term rate environment, net interest income increased $68 million compared to the same period last year.

Noninterest income increased $16 million, or nine percent, from the third quarter of 2005 as electronic payment processing continued to produce strong increases and the segment realized a gain on the sale of three branches. Electronic payment processing revenue increased $8 million, or 19%, with double-digit increases in interchange fees related to ATMs, debit and credit cards.

Noninterest expense increased modestly compared to the third quarter of 2005 as increases in transaction and net occupancy expense were offset by decreases in employee compensation. The Registrant continues to position itself for sustained long-term growth through new banking center additions in key markets including Nashville, Chicago and Florida.

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

TABLE 13: Consumer Lending Selected Financial Data

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income	$98	103	296	313
Provision for loan and lease losses	24	36	74	77
Noninterest income:
Mortgage banking net revenue	35	43	120	124
Other noninterest income	15	30	61	103
Noninterest expense:
Salaries, incentives and benefits	25	25	80	72
Other noninterest expenses	53	63	154	181

Income before taxes	46	52	169	210
Applicable income taxes	16	18	60	74

Net income	$30	34	109	136

Average Balance Sheet Data
Consumer loans	$20,507	19,471	20,242	18,896

Net income decreased $4 million, or 11%, compared to the third quarter of 2005. Despite average loans and leases increasing five percent, net interest income decreased $5 million versus the prior year largely due to a 18 bp decline in the spread between loan yields and the related FTP charge due to the effects of the flattening yield curve and the increasing competitive nature in this segment. The Registrant is focused on meeting its customers’ varying financial needs by offering new consumer products while maintaining its current credit quality.

The Registrant had mortgage originations of $2.3 billion and $2.9 billion for the three months ended September 30, 2006 and 2005, respectively. As a result of the decrease in originations and the corresponding decrease in gains on sales of mortgages, mortgage banking net revenue decreased $8 million, or 19%. Decreases in other noninterest income and expense were largely a result of the runoff of the consumer automobile lease portfolio as operating lease income and expense decreased from the third quarter of 2005 by $8 million and $6 million, respectively.

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

TABLE 14: Investment Advisors Selected Financial Data

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income	$60	48	172	139
Provision for loan and lease losses	1	4	4	6
Noninterest income:
Investment advisory income	89	90	277	273
Other noninterest income	5	4	14	11
Noninterest expense:
Salaries, incentives and benefits	40	43	125	127
Other noninterest expenses	51	54	158	163

Income before taxes	62	41	176	127
Applicable income taxes	22	14	62	44

Net income	$40	27	114	83

Average Balance Sheet Data
Loans and leases	$3,071	2,743	3,062	2,609
Core deposits	4,602	3,822	4,467	3,981

Net income increased $13 million, or 49%, in the third quarter of 2006 compared to the same period last year. This increase was the result of a 26% improvement in net interest income due to loan and deposit growth and the related FTP impact. Average loans and leases increased to $3.1 billion, a 12% increase from the third quarter last year, while average core deposits increased 20% to $4.6 billion. Noninterest income was relatively flat compared to the same quarter last year. Noninterest expense decreased six percent as compared to the same period last year primarily related to a decrease in employee compensation. Employee compensation is expected to increase as the Registrant looks to expand its sales force throughout its footprint, particularly in retail brokerage.

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

TABLE 15: Processing Solutions Selected Financial Data

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Income Statement Data
Net interest income	$10	8	27	25
Provision for loan and lease losses	3	3	6	9
Noninterest income:
Merchant processing	100	90	284	251
EFT processing	76	65	221	195
Other noninterest income	59	3	89	18
Noninterest expense:
Salaries, incentives and benefits	18	14	54	40
Net occupancy and equipment expenses	4	2	8	4
Transaction processing	79	65	218	181
Other noninterest expenses	35	40	105	110

Income before taxes	106	42	230	145
Applicable income taxes	37	15	81	51

Net income	$69	27	149	94

Net income increased $42 million and $55 million for the three and nine months ended 2006, respectively. Excluding the securities gains from the sale of the Registrant’s MasterCard, Inc. shares, net income increased 27% and five percent for the three and nine months ended 2006, respectively, as electronic payment processing revenues continued to produce double-digit increases. Merchant and EFT revenues increased by 12% and 16%, respectively, compared to the third quarter of 2005 primarily due to new customer additions and related increased volume.

The strong increase in noninterest income was mitigated by a 13% increase in noninterest expense, which increased due to headcount additions, investment in information technology and transaction processing costs. The 23% increase in transaction processing costs resulted primarily from volume-related costs as merchant transactions processed increased 15% over the third quarter of 2005. The Registrant continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Other/Eliminations

Other/Eliminations includes the unallocated portion of the investment portfolio, certain wholesale funding, unassigned equity and certain support activities and other items not attributed to the business segments.

The results of Other/Eliminations were primarily impacted by the increase in wholesale funding rates and the fixed rate nature of the available-for-sale securities portfolio. Interest expense on wholesale funding increased $68 million from the third quarter of 2005. This increase in interest expense resulted from the increase in the average interest rate on wholesale funding, which rose from 3.58% in the third quarter of 2005 to 5.34% in the third quarter of 2006. Interest income from the securities portfolio decreased $32 million from the third quarter of 2005 due to the continued runoff of the securities portfolio in 2005 and 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans

The table below summarizes the end of period total loans and leases, which includes loans held for sale, by major category:

TABLE 16: Components of Total Loans and Leases (including held for sale)

	September 30, 2006		December 31, 2005		September 30, 2005
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial:
Commercial loans	$21,150	29%	$19,299	27%	$18,596	27%
Commercial mortgage	9,879	13	9,188	13	9,138	13
Commercial construction	5,879	8	6,342	9	5,880	8
Commercial leases	3,752	5	3,698	5	3,619	5

Total commercial loans and leases	40,660	55	38,527	54	37,233	53

Consumer:
Residential mortgage	8,911	12	8,296	12	8,564	12
Residential construction	718	1	695	1	649	1
Credit card	986	1	866	1	805	1
Home equity	12,429	17	12,000	17	11,766	17
Other consumer loans	9,473	13	9,250	13	9,236	13
Consumer leases	1,175	1	1,595	2	1,738	3

Total consumer loans and leases	33,692	45	32,702	46	32,758	47

Total loans and leases	$74,352	100%	$71,229	100%	$69,991	100%

Total loans and leases increased six percent over the third quarter of 2005. Total commercial loans and leases increased $3.4 billion, or nine percent, compared to September 30, 2005. The increase in commercial loans and leases was primarily driven by strong growth in commercial and industrial loans which increased 14% over the third quarter of 2005. The mix of commercial loans was consistent with prior periods.

Total consumer loans and leases increased three percent compared to September 30, 2005 as a result of growth in home equity and residential mortgage loans. The Registrant continues to devote significant focus on producing retail loan originations given the attractive yields available in these products. Consumer lease balances decreased 26% from December 31, 2005 and 32% compared to September 30, 2005 largely resulting from continued competition from captive finance companies offering promotional lease rates. Excluding consumer leases, consumer loans increased 11% over September 30, 2005.

The table below summarizes the average total loans and leases by major category:

TABLE 17: Components of Average Total Loans and Leases (including held for sale)

	September 30, 2006		December 31, 2005		September 30, 2005
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Commercial:
Commercial loans	$20,769	28%	$18,909	27%	$18,203	27%
Commercial mortgage	9,833	13	9,159	13	9,095	13
Commercial construction	5,913	8	6,051	9	5,700	8
Commercial leases	3,740	5	3,611	5	3,537	5

Total commercial loans and leases	40,255	54	37,730	54	36,535	53
Consumer:
Residential mortgage	8,967	12	8,444	12	8,271	12
Residential construction	733	1	673	1	624	1
Credit card	979	1	825	1	778	1
Home equity	12,366	17	11,884	17	11,702	17
Other consumer loans	9,384	13	9,251	13	8,868	13
Consumer leases	1,254	2	1,682	2	1,778	3

Total consumer loans and leases	33,683	46	32,759	46	32,021	47

Total loans and leases	$73,938	100%	$70,489	100%	$68,556	100%

Total portfolio loans and leases (excluding held for sale)	$72,903		$69,218		$67,539

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased $3.7 billion, or 10%, compared to the third quarter of 2005. The Registrant experienced double-digit growth in many of its affiliates, including 18% in the Florida affiliates, 20% in Nashville and 24% in Cleveland.

On an average basis, consumer loans and leases increased $1.7 billion, or five percent, compared to the third quarter of 2005, highlighted by 29% growth in the Florida affiliates and 31% growth in the Nashville affiliate. The growth in average consumer loans and leases was a result of strong growth in each category mitigated by decreases in consumer leases.

Investment Securities

Total investment securities were $20.0 billion, $22.4 billion and $23.0 billion at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. During the third quarter of 2006, decreasing long-term interest rates resulted in a decrease in the net unrealized loss on the available-for-sale securities portfolio from $1.0 billion at June 30, 2006 to $589 million at September 30, 2006. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. The Registrant maintains its intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. At September 30, 2006, 93% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Registrant believes the price movements in these securities were the result of the movement in market interest rates.

In the third quarter of 2006, the Registrant continued its efforts to reduce the level of available-for-sale securities on the balance sheet by not reinvesting cash flows from the portfolio. Also, in the third quarter of 2006, the Registrant sold $726 million of government agency debentures in order to manage its liquidity and reduce its credit exposure to certain government-sponsored entities as a result of recent market events. On an amortized cost basis, period end available-for-sale securities decreased $2.4 billion since December 31, 2005 and $2.9 billion since September 30, 2005. At September 30, 2006, available-for-sale securities have decreased to 21% of interest-earning assets, compared to 24% and 25% at December 31, 2005 and September 30, 2005, respectively. At September 30, 2006 and 2005, 16% of the debt securities in the available-for-sale portfolio were adjustable-rate instruments, compared to 17% at December 31, 2005. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.1 years at September 30, 2006 compared to 4.3 years at December 31, 2005 and 4.4 years at September 30, 2005.

Information presented in the following table is on a weighted-average life basis anticipating future prepayments. Yield information is presented on an FTE basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2006 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$2	$2	0.4	0.03%
Average life 1 – 5 years	4	4	2.5	6.35
Average life 5 – 10 years	497	472	6.6	3.71
Average life greater than 10 years	—	—	—	—

Total	503	478	6.6	3.72
U.S. Government sponsored agencies:
Average life of one year or less	84	84	0.2	4.86
Average life 1 – 5 years	823	801	2.5	3.95
Average life 5 – 10 years	152	144	5.5	4.03
Average life greater than 10 years	—	—	—	—

Total	1,059	1,029	2.7	4.04
Obligations of states and political subdivisions (a):
Average life of one year or less	78	79	0.5	7.99
Average life 1 – 5 years	393	402	3.2	7.29
Average life 5 – 10 years	123	127	6.5	7.10	(b)
Average life greater than 10 years	37	37	11.8	7.84	(b)

Total	631	645	4.0	7.26
Agency mortgage-backed securities:
Average life of one year or less	37	37	0.5	6.48
Average life 1 – 5 years	11,144	10,783	3.5	4.45
Average life 5 – 10 years	3,597	3,449	6.0	4.98
Average life greater than 10 years	—	—	—	—

Total	14,778	14,269	4.1	4.58
Other bonds, notes and debentures (c):
Average life of one year or less	21	22	0.5	12.10
Average life 1 – 5 years	1,894	1,863	3.1	4.90
Average life 5 – 10 years	159	154	7.8	5.48
Average life greater than 10 years	68	69	13.1	5.65

Total	2,142	2,108	3.8	5.04
Other securities (d)	990	985

Total available-for-sale and other securities	$20,103	$19,514	4.1	4.66%

(a)	Taxable-equivalent yield adjustments included in above table are 2.64%, 2.42%, 2.36%, 2.26% and 2.34% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Weighted-average yield excludes $18 million and $35 million of securities with an average life of 5-10 years and greater than 10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.77%.
(c)	Other bonds, notes and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(d)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings that are carried at cost, FHLMC preferred stock holdings, certain mutual fund holdings and equity security holdings.

TABLE 19: Components of Investment Securities (amortized cost basis)

($ in millions)	September 30, 2006	December 31, 2005	September 30, 2005
Available-for-sale and other:
U.S. Treasury and Government agencies	$503	506	504
U.S. Government sponsored agencies	1,059	2,034	2,067
Obligations of states and political subdivisions	631	657	707
Agency mortgage-backed securities	14,778	16,127	16,280
Other bonds, notes and debentures	2,142	2,119	2,375
Other securities	990	1,090	1,060

Total available-for-sale and other securities	$20,103	22,533	22,993

Held-to-maturity:
Obligations of states and political subdivisions	$348	378	320
Other bonds, notes and debentures	11	11	12

Total held-to-maturity	$359	389	332

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The table below summarizes the end of period total deposits by major category:

TABLE 20: Deposits

	September 30, 2006		December 31, 2005		September 30, 2005
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Demand	$13,883	20%	$14,609	22%	$14,294	22%
Interest checking	15,855	23	18,282	27	18,169	28
Savings	12,392	18	11,276	17	10,437	16
Money market	6,462	9	6,129	9	5,855	9

Transaction deposits	48,592	70	50,296	75	48,755	75
Other time	10,818	17	9,313	14	8,867	13

Core deposits	59,410	87	59,609	89	57,622	88
Certificates - $100,000 and over	6,871	10	4,343	6	4,195	6
Foreign office	2,362	3	3,482	5	3,678	6

Total deposits	$68,643	100%	$67,434	100%	$65,495	100%

Deposit balances represent an important source of funding and revenue growth opportunity. The Registrant continues to focus on transaction account deposit growth in its retail and commercial franchises by enhancing its product offering and providing competitive rates. The Registrant’s goal is to continue to grow the core deposit component of its funding profile. At September 30, 2006, core deposits represented 56% of the Registrant’s earning asset funding base, compared to 55% at September 30, 2005.

Total deposits increased five percent compared to September 30, 2005 primarily attributable to double-digit growth in savings, money market and other time deposits. The Registrant continues to realize a mix shift as customers move from lower-yield transaction accounts to higher-yield time deposits. Overall, transaction deposit balances remained stable compared to the third quarter of 2005.

Foreign office deposits represent U.S. dollar denominated deposits of the Registrant’s foreign branch located in the Cayman Islands. The Registrant utilizes these deposits as well as certificates $100,000 and over as a method to fund earning asset growth.

The table below summarizes the average total deposits by major category:

TABLE 21: Average Deposits

	September 30, 2006		December 31, 2005		September 30, 2005
($ in millions)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
Demand	$13,642	20%	$14,099	21%	$13,977	22%
Interest checking	16,251	23	17,828	27	18,498	29
Savings	12,279	18	11,036	17	9,939	15
Money market	6,371	9	5,974	9	5,154	8

Transaction deposits	48,543	70	48,937	74	47,568	74
Other time	10,794	16	9,143	13	8,730	14

Core deposits	59,337	86	58,080	87	56,298	88
Certificates - $100,000 and over	6,415	9	4,354	7	4,156	6
Foreign office	3,668	5	3,703	6	3,925	6

Total deposits	$69,420	100%	$66,137	100%	$64,379	100%

On an average basis, core deposits increased five percent compared to the third quarter of 2005 primarily attributed to strong double-digit growth in savings, money market and other time deposits while continuing to change in average core deposit mix. The Registrant experienced double-digit average transaction deposit increases in the Florida affiliates and in the Nashville affiliate largely due to the de-novo expansion in these markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings

Total short-term borrowings were $9.3 billion at September 30, 2006 compared to $9.6 billion at December 31, 2005 and September 30, 2005. Long-term debt decreased seven percent and 14% compared to December 31, 2005 and September 30, 2005, respectively. The Registrant continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the Liquidity Risk Management section for discussion on the Registrant’s liquidity management.

TABLE 22: Borrowings

($ in millions)	September 30, 2006	December 31, 2005	September 30, 2005
Federal funds purchased	$5,434	5,323	3,548
Other short-term borrowings	3,833	4,246	6,075
Long-term debt	14,170	15,227	16,522

Total borrowings	$23,437	24,796	26,145

Quantitative and Qualitative Disclosure about Market Risk (Item 3)

RISK MANAGEMENT – OVERVIEW

Managing risk is an essential component of successfully operating a financial services company. The Registrant’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and avoidance of those risks that are inconsistent with the Registrant’s risk profile. The Enterprise Risk Management division (“ERM”), led by the Registrant’s Chief Risk Officer, ensures consistency in the Registrant’s approach to managing and monitoring risk within the structure of the Registrant’s affiliate operating model. The risks faced by the Registrant include, but are not limited to, credit, market, liquidity, operational and regulatory compliance. In addition, the Internal Audit division provides an independent assessment of the Registrant’s internal control structure and related systems and processes. ERM includes the following key functions:

•	Risk Policy - ensures consistency in the approach to risk management as the Registrant’s clearinghouse for credit, market and operational risk policies, procedures and guidelines;

•	Operational Risk Management - responsible for the risk self-assessment process, the change control evaluation process, fraud prevention and detection, and root cause analysis and corrective action plans relating to identified operational losses;

•	Insurance Risk Management - responsible for all property, casualty and liability insurance policies including the claims administration process for the Registrant;

•	Capital Markets Risk Management - responsible for establishing and monitoring proprietary trading limits, monitoring liquidity and interest rate risk and utilizing value at risk and earnings at risk models;

•	Credit Risk Review - responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, counter-party credit risk, the accuracy of risk grades assigned to commercial credit exposures, and appropriate accounting for charge-offs, non-accrual status and specific reserves;

•	Compliance Risk Management - responsible for oversight of compliance with all banking regulations;

•	Risk Strategies and Reporting - responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics; and

•	Investment Advisors Risk Management – responsible for trust compliance, fiduciary risk and trading risk in the Investment Advisors line of business.

Designated risk managers have been assigned to the business lines reporting directly to ERM and indirectly to the senior executives within the division or affiliate. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and who report jointly to affiliate presidents and ERM.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of three outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Registrant, as well as for the Registrant’s overall aggregate risk profile. The Risk and Compliance Committee has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Credit Risk Committee, the Operational Risk Committee and the Executive Asset Liability Risk Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Board of Directors’ Risk and Compliance Committee.

CREDIT RISK MANAGEMENT

The objective of the Registrant’s credit risk management strategy is to quantify and manage credit risk exposure on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Registrant’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Registrant believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Registrant’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely decentralized, while ERM manages the policy and authority delegation process centrally. The Credit Risk Review function, within ERM, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

The Registrant’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Registrant uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate allowance and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weakness, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories. The Registrant also maintains a dual risk grading system that provides for thirteen

Quantitative and Qualitative Disclosure about Market Risk (continued)

probability of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and estimated loss given default evaluations are not separated in the ten-grade risk rating system. The Registrant is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is expected to be consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Registrant’s homogenous consumer loan portfolios.

Portfolio Diversity

The Registrant’s credit risk management strategy includes minimizing concentrations of risk through diversification. The following table provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification, by loan size and by state, illustrating the diversity and granularity of the Registrant’s portfolio.

TABLE 23: Commercial Loan and Lease Portfolio (a)

	2006			2005
As of September 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$10,312	12,770	46	9,216	11,321	29
Construction	5,496	8,987	41	4,633	7,486	50
Manufacturing	4,927	10,892	51	4,328	9,487	31
Retail trade	3,476	6,269	23	3,238	5,693	17
Transportation and warehousing	2,031	2,373	5	1,680	1,944	13
Wholesale trade	1,962	3,789	11	1,875	3,412	7
Business services	1,859	3,495	12	1,888	3,375	24
Healthcare	1,766	2,965	6	1,572	2,657	11
Financial services and insurance	1,556	4,520	4	1,064	2,975	1
Individuals	1,483	1,953	15	1,929	2,469	13
Other services	968	1,340	10	922	1,230	8
Accommodation and food	869	1,279	10	1,026	1,455	8
Public administration	800	990	—	820	947	—
Other	759	1,300	4	894	1,117	4
Communication and information	622	1,115	—	524	1,113	1
Agribusiness	622	816	8	561	734	2
Entertainment and recreation	568	852	—	514	750	3
Utilities	320	1,221	—	287	830	—
Mining	264	590	1	262	451	—

Total	$40,660	67,516	247	37,233	59,446	222

By loan size:
Less than $200,000	5%	3	13	5	4	20
$200,000 to $1 million	17	13	26	20	15	40
$1 million to $5 million	32	27	42	35	30	34
$5 million to $10 million	17	16	19	17	16	6
$10 million to $25 million	20	24	—	17	23	—
Greater than $25 million	9	17	—	6	12	—

Total	100%	100	100	100	100	100

By state:
Ohio	25%	28	37	30	27	37
Michigan	22	20	20	21	23	21
Indiana	9	9	19	10	10	11
Illinois	10	10	6	10	10	11
Florida	10	9	8	8	9	5
Kentucky	6	6	6	6	6	6
Tennessee	3	3	2	2	2	3
Pennsylvania	1	2	—	1	1	—
Missouri	1	1	—	1	1	—
West Virginia	—	—	—	—	—	2
Out-of-footprint	13	12	2	11	11	4

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Market Risk (continued)

The commercial portfolio is characterized by 87% of outstanding balances and 88% exposures concentrated within the Registrant’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Missouri and Pennsylvania. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 94% of outstanding balances and 92% of exposures concentrated within these ten states. The mortgage and construction segments of the commercial portfolio are characterized by 97% of exposures and outstanding balances concentrated within these ten states.

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

Total nonperforming assets were $411 million at September 30, 2006, compared to $361 million at December 31, 2005 and $351 million at September 30, 2005. The increase in nonperforming assets was primarily related to two larger commercial credits in different markets and in different industries combined with higher residential real estate foreclosures. Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned was .56% as of September 30, 2006 compared to .52% as of December 31, 2005 and .51% as of September 30, 2005. Commercial nonaccrual loans as a percent of loans increased since the third quarter of 2005, from .60% to .61%. Consumer nonaccrual loans as a percent of loans increased slightly since the third quarter of 2005, from .19% to .22%. Overall, nonaccrual loans continue to represent a relatively small portion of the portfolio at just .43% as of September 30, 2006, compared to .41% as of September 30, 2005. Total loans and leases 90 days past due have increased from $156 million as of September 30, 2005 to $196 million as of September 30, 2006, with the increase driven primarily from the commercial component.

TABLE 24: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	September 30, 2006	December 31, 2005	September 30, 2005
Commercial loans and leases	$167	145	139
Commercial mortgages	49	51	53
Commercial construction	31	31	29
Residential mortgage and construction	34	30	31
Consumer loans and leases	39	37	33

Total nonaccrual loans and leases	320	294	285
Renegotiated loans and leases	—	—	1
Other assets, including other real estate owned	91	67	65

Total nonperforming assets	$411	361	351

Commercial loans and leases	$36	21	25
Commercial mortgages	19	8	6
Commercial construction	10	6	5
Credit card receivables	14	10	11
Residential mortgage and construction (a)	64	53	57
Consumer loans and leases	53	57	52

Total 90 days past due loans and leases	$196	155	156

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.56%	.52	.51
Allowance for loan and lease losses as a percent of total nonperforming assets	185	206	207

(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These advances were $11 million, $13 million and $14 million as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 25: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Losses charged off:
Commercial loans	$(29)	(24)	(94)	(65)
Commercial mortgage loans	(8)	(5)	(16)	(9)
Construction loans	(1)	(1)	(4)	(2)
Commercial lease financing	—	(1)	(3)	(10)
Residential mortgage loans	(5)	(3)	(16)	(13)
Consumer loans	(50)	(41)	(147)	(123)
Consumer lease financing	(3)	(4)	(10)	(14)

Total losses	(96)	(79)	(290)	(236)
Recoveries of losses previously charged off:
Commercial loans	4	5	16	14
Commercial mortgage loans	1	—	2	3
Construction loans	—	—	—	1
Commercial lease financing	1	—	5	—
Residential mortgage loans	—	—	—	—
Consumer loans	10	9	41	31
Consumer lease financing	1	1	7	4

Total recoveries	17	15	71	53
Net losses charged off:
Commercial loans	(25)	(19)	(78)	(51)
Commercial mortgage loans	(7)	(5)	(14)	(6)
Construction loans	(1)	(1)	(4)	(1)
Commercial lease financing	1	(1)	2	(10)
Residential mortgage loans	(5)	(3)	(16)	(13)
Consumer loans	(40)	(32)	(106)	(92)
Consumer lease financing	(2)	(3)	(3)	(10)

Total net losses charged off	$(79)	(64)	(219)	(183)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.47%	.42	.52	.38
Commercial mortgage loans	.30	.18	.19	.10
Construction loans	.06	.08	.07	.03
Commercial lease financing	(.12)	(.09)	(.07)	.34
Residential mortgage loans	.29	.23	.27	.24
Consumer loans	.69	.61	.63	.61
Consumer lease financing	.42	.09	.31	.72
Total net losses charged off	.43	.38	.41	.37

Net charge-offs as a percentage of average loans and leases were 43 bp in the third quarter, compared with 37 bp last quarter and 38 bp in the third quarter of 2005. The increase in total net losses charged off was primarily driven by two commercial loan credits in the Indianapolis affiliate totaling $4 million, and increased consumer loan charge-offs in most of the affiliates. Overall, the level of nonperforming loans and net charge-offs continues to represent a relatively small percentage of the total loan and lease portfolio.

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

TABLE 26: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Allowance for loan and lease losses:
Beginning balance	$753	722	744	713
Net losses charged off	(79)	(64)	(219)	(183)
Provision for loan and lease losses	87	69	236	197

Ending balance	$761	727	761	727

Reserve for unfunded commitments:
Beginning balance	$74	71	70	72
Provision for unfunded commitments	2	(2)	6	(4)
Acquisitions	—	—	—	1

Ending balance	$76	69	76	69

The allowance for loan and lease losses at September 30, 2006 stayed relatively flat at 1.04% of the total loan and lease portfolio compared to 1.06% at September 30, 2005.

Residential Mortgage Portfolio

Certain mortgage products have contractual features that may increase credit exposure to the Registrant in the event of a decline in housing prices. These types of mortgage products offered by the Registrant include high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 27 provides the amount of these loans as a percent of the residential mortgage loans in the Registrant’s portfolio and the delinquency rates of these loan products as of September 30, 2006 and 2005. Table 28 shows the Registrant’s originations of these products for the three and nine months ended September 30, 2006 and 2005. The Registrant does not currently originate mortgage loans that permit principal payment deferral or payments that are less than the accruing interest.

The Registrant also sells certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of September 30, 2006 and 2005 were $1.1 billion and 1.66% and $690 million and 0.58%, respectively.

The Registrant manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Registrant may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

TABLE 27: Residential Mortgage Outstandings

	2006			2005
As of September 30 ($ in millions)	Balance	Percent of total	Delinquency Ratio	Balance	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,949	22%	3.56%	$2,150	27%	2.21%
Interest-only	1,216	14.08		810	10.10
Greater than 80% LTV and interest-only	561	6.38		315	4.03
80/20 loans	37	—	—	26	—	—

Quantitative and Qualitative Disclosure about Market Risk (continued)

TABLE 28: Residential Mortgage Originations

	2006		2005
($ in millions)	Balance	Percent of total	Balance	Percent of total
For the three months ended September 30:
Greater than 80% LTV with no mortgage insurance	$153	7%	$308	11%
Interest-only	310	14	366	13
Greater than 80% LTV and interest-only	19	1	136	5
80/20 loans	133	6	124	5

For the nine months ended September 30:
Greater than 80% LTV with no mortgage insurance	545	8	917	13
Interest-only	924	13	957	13
Greater than 80% LTV and interest-only	172	2	304	4
80/20 loans	349	5	335	5

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

The Registrant’s Executive Asset Liability Risk Management Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Registrant has a Market Risk Management function as part of the Enterprise Risk Management Division that provides independent oversight of market risk activities. The Registrant’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a 12-month and 24-month horizon assuming a 200 bp parallel increase or decrease in market interest rates. In accordance with the current policy, the rate movements occur over one year and are sustained thereafter.

The following table shows the Registrant’s estimated earnings sensitivity profile on the asset and liability positions as of September 30, 2006:

TABLE 29: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income (FTE)
Change in interest rates (bp)	12 Months	24 Months
+ 200	(1.76)%	(2.67)
+ 100	(0.81)	(1.47)
- 100	1.39	1.60
- 200	2.46	0.70

Quantitative and Qualitative Disclosure about Market Risk (continued)

Market Value of Equity

The Registrant also utilizes the market value of equity (“MVE”) as a measurement tool in managing interest rate sensitivity. Whereas net interest income simulation highlights exposures over a relatively short time horizon, the MVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The MVE of the balance sheet, at a point in time, is defined as the discounted value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, MVE uses instantaneous changes in rates. MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios. The following table shows the Registrant’s MVE sensitivity profile as of September 30, 2006:

TABLE 30: Estimated MVE Sensitivity Profile

Change in Interest Rates (bp)	Change in MVE
+100	(4.30)%
-100	3.51

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

The Registrant also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Registrant from the market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Registrant minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of September 30, 2006 are included in Note 5 to the Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Registrant’s portfolio loans and leases contain both fixed and floating/adjustable rate loan and lease products, the rates of interest earned by the Registrant on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Registrant’s portfolio loans and leases as of September 30, 2006:

TABLE 31: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$12,022	7,640	1,488	21,150
Commercial mortgage loans	3,421	4,990	1,468	9,879
Commercial construction loans	4,007	1,649	223	5,879
Commercial lease financing	1,152	1,921	678	3,751
Residential mortgage and construction loans	2,385	3,942	2,484	8,811
Consumer loans	6,093	12,006	4,735	22,834
Consumer lease financing	464	705	7	1,176

Total	$29,544	32,853	11,083	73,480

Quantitative and Qualitative Disclosure about Market Risk (continued)

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of September 30, 2006:

TABLE 32: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,623	6,505
Commercial mortgage loans	2,209	4,249
Commercial construction loans	296	1,576
Commercial lease financing	2,599	—
Residential mortgage and construction loans	3,338	3,088
Consumer loans	7,555	9,186
Consumer lease financing	712	—

Total	$19,332	24,604

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $498 million as of September 30, 2006. The Registrant maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

Temporary impairment on the MSR portfolio was $3 million in the third quarter of 2006 compared to a reversal of $27 million during the third quarter of 2005. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. See Note 4 to the Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Registrant enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded within other noninterest income on the Condensed Consolidated Statements of Income. The balance of the Registrant’s foreign denominated loans at September 30, 2006 was approximately $266 million. The Registrant also enters into foreign exchange derivative contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Registrant has several controls in place to ensure excessive risk is not being taken in providing this service to customers. These include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The primary source of asset-driven liquidity is provided by debt securities in the available-for-sale securities portfolio. The estimated average life of the available-for-sale portfolio is 4.1 years at September 30, 2006, based on current prepayment expectations. Of the $19.5 billion (fair value basis) of securities in the available-for-sale portfolio at September 30, 2006, $3.8 billion in principal and interest is expected to be received in the next 12 months, and an additional $3.7 billion in principal and interest is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Registrant’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Registrant has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Periodically, additional assets such as jumbo fixed-rate residential mortgages, certain floating-rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also securitized, sold or transferred off-balance sheet. For both the nine months ended September 30, 2006 and 2005, a total of $6.9 billion were sold, securitized or transferred off-balance sheet.

Additionally, the Registrant has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. As of September 30, 2006, $1.5 billion of debt or other securities were available for issuance under this shelf registration. Additionally, the Registrant also has $14.6 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to the Registrant’s 9.33% average equity capital base, provide a stable funding base.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Core deposits have historically provided the Registrant with a sizeable source of relatively stable and low cost funds. The Registrant’s average core deposits and shareholders’ equity funded 65% of its average total assets during the third quarter of 2006. In addition to core deposit funding, the Registrant also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Registrant maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. For the quarter ended September 30, 2006, average shareholders’ equity was $10.0 billion, which is an increase of six percent and seven percent compared to the quarters ended December 31, 2005 and September 30, 2005, respectively. Average shareholders’ equity as a percentage of average assets for the three months ended September 30, 2006 was 9.33%. The FRB adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier I, total risk-based capital and leverage as 6%, 10% and 5%, respectively. The Registrant exceeded these “well-capitalized” ratios at September 30, 2006 and 2005 and December 31, 2005. The Registrant expects to maintain these ratios above the well-capitalized levels throughout 2006.

TABLE 33: Regulatory Capital

($ in millions)	September 30, 2006	December 31, 2005	September 30, 2005
Tier I capital	$8,810	8,209	8,030
Total risk-based capital	10,817	10,240	10,046
Risk-weighted assets	102,408	98,293	95,316
Regulatory capital ratios:
Tier I capital	8.60%	8.35	8.42
Total risked-based capital	10.56	10.42	10.54
Tier I leverage	8.52	8.08	7.93

Dividend Policy

The Registrant’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Registrant’s quarterly dividend remained at $.40 per share, consistent with the second quarter of 2006 and an increase of five percent over the $.38 per share declared in the third quarter of 2005.

Stock Repurchase Program

On January 18, 2005, the Registrant announced that its Board of Directors had authorized management to purchase 20 million shares of the Registrant’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. The Registrant’s stock repurchase program is an important element of its capital planning activities and the Registrant views share repurchases as an effective means of delivering value to shareholders. The Registrant’s third quarter of 2006 repurchases of common shares were as follows:

TABLE 34: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	28,996	$37.86	—	17,846,953
August 1, 2006 – August 31, 2006	50,487	37.61	—	17,846,953
September 1, 2006 – September 30, 2006	60,480	38.94	—	17,846,953

Total	139,963	$38.24	—	17,846,953

(a)	The Registrant repurchased 28,996, 50,487 and 60,480 shares during July, August and September, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

The Registrant has no material contracts for which a lack of marketplace quotations necessitates the use of fair value estimation techniques. The Registrant’s derivative product policy and investment policies provide a framework within which the Registrant and its affiliates may use certain authorized financial derivatives as a market risk management tool in meeting the Registrant’s ALCO capital planning directives and to hedge changes in fair value of its largely fixed rate mortgage servicing rights portfolio. The Registrant also provides qualifying commercial customers access to the derivative market, including foreign exchange, interest rate and commodity contracts. The Registrant may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with matching terms that are generally settled daily. These policies are reviewed and approved annually by the Audit Committee and the Risk and Compliance Committee of the Board of Directors.

Through September 30, 2006, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third party. The outstanding balance of such loans at September 30, 2006 was $3.4 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.4 billion at September 30, 2006. In addition, the Registrant’s agreement to provide liquidity support to the QSPE was $3.8 billion as of September 30, 2006. At September 30, 2006, the Registrant’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $14 million.

The Registrant utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating-rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Registrant’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse, other residual interests and, in some cases, a cash reserve account. At September 30, 2006, the Registrant had retained servicing assets totaling $504 million, subordinated tranche security interests totaling $19 million and residual interests totaling $22 million.

The Registrant had the following cash flows with these unconsolidated QSPEs:

TABLE 35: Cash Flows with Unconsolidated QSPEs

For the nine months ended September 30 ($ in millions)	2006	2005
Proceeds from transfers, including new securitizations	$1,288	1,216
Proceeds from collections reinvested in revolving-period securitizations	76	102
Fees received	26	24

As of September 30, 2006, the Registrant had provided credit recourse on approximately $1.3 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $1.3 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $18 million relating to these residential mortgage loans sold.

Quantitative and Qualitative Disclosure about Market Risk (continued)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Registrant has certain obligations and commitments to make future payments under contracts. At September 30, 2006, the aggregate contractual obligations and commitments were:

TABLE 36: Contractual Obligations and Other Commitments

As of September 30, 2006 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits	$65,249	1,397	42	1,955	68,643
Long-term debt (a)	3,802	2,741	2,549	5,078	14,170
Short-term borrowings (b)	9,267	—	—	—	9,267
Noncancelable leases	71	132	112	359	674
Partnership investment commitments (c)	184	—	—	—	184
Purchase obligations	13	11	—	—	24

Total contractually obligated payments due by period	$78,586	4,281	2,703	7,392	92,962

Other commitments by expiration period:
Letters of credit (d)	$2,683	3,031	1,793	550	8,057
Commitments to extend credit (e)	23,209	17,202	—	—	40,411

Total other commitments by expiration period	$25,892	20,233	1,793	550	48,468

(a)	Includes borrowings with an original maturity of greater than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(b)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	Includes low-income housing, historic and new market tax credit investments.
(d)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(e)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

Condensed Consolidated Balance Sheets (unaudited)

	As of
($ in millions, except share data)	September 30, 2006	December 31, 2005	September 30, 2005
Assets
Cash and due from banks	$2,399	3,078	3,372
Available-for-sale and other securities (a)	19,514	21,924	22,537
Held-to-maturity securities (b)	359	389	332
Trading securities	164	117	105
Other short-term investments	125	158	113
Loans held for sale	872	1,304	1,237
Portfolio loans and leases:
Commercial loans	21,150	19,174	18,591
Construction loans	6,597	7,037	6,529
Commercial mortgage loans	9,879	9,188	9,138
Commercial lease financing	4,895	4,852	4,731
Residential mortgage loans	8,093	7,152	7,353
Consumer loans	22,834	22,084	21,786
Consumer lease financing	1,287	1,751	1,910
Unearned income	(1,255)	(1,313)	(1,284)

Total portfolio loans and leases	73,480	69,925	68,754
Allowance for loan and lease losses	(761)	(744)	(727)

Total portfolio loans and leases, net	72,719	69,181	68,027
Bank premises and equipment	1,902	1,726	1,643
Operating lease equipment	142	143	159
Goodwill	2,193	2,169	2,176
Intangible assets	175	208	220
Servicing rights	504	441	417
Other assets	4,760	4,387	4,270

Total Assets	$105,828	105,225	104,608

Liabilities
Deposits:
Demand	$13,883	14,609	14,294
Interest checking	15,855	18,282	18,169
Savings	12,392	11,276	10,437
Money market	6,462	6,129	5,855
Other time	10,818	9,313	8,867
Certificates - $100,000 and over	6,871	4,343	4,195
Foreign office	2,362	3,482	3,678

Total deposits	68,643	67,434	65,495
Federal funds purchased	5,434	5,323	3,548
Other short-term borrowings	3,833	4,246	6,075
Accrued taxes, interest and expenses	2,156	2,142	2,136
Other liabilities	1,570	1,407	1,447
Long-term debt	14,170	15,227	16,522

Total Liabilities	95,806	95,779	95,223
Shareholders’ Equity
Common stock (c)	1,295	1,295	1,295
Preferred stock (d)	9	9	9
Capital surplus	1,799	1,827	1,848
Retained earnings	8,473	8,007	7,886
Accumulated other comprehensive income	(392)	(413)	(317)
Treasury stock	(1,162)	(1,279)	(1,336)

Total Shareholders’ Equity	10,022	9,446	9,385

Total Liabilities and Shareholders’ Equity	$105,828	105,225	104,608

(a)	Amortized cost: September 30, 2006 - $20,103, December 31, 2005 - $22,533 and September 30, 2005 - $22,993.
(b)	Market values: September 30, 2006 - $359, December 31, 2005 - $389 and September 30, 2005 - $332.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at September 30, 2006 - 558,066,338 (excludes 25,360,766 treasury shares), December 31, 2005 - 555,623,430 (excludes 27,803,674 treasury shares) and September 30, 2005 - 554,400,091 (excludes 29,027,013 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Income (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2006	2005	2006	2005
Interest Income
Interest and fees on loans and leases	$1,294	1,017	3,668	2,821
Interest on securities:
Taxable	231	255	712	789
Exempt from income taxes	7	10	23	30

Total interest on securities	238	265	735	819
Interest on other short-term investments	2	1	7	3

Total interest income	1,534	1,283	4,410	3,643
Interest Expense
Interest on deposits:
Interest checking	102	86	303	220
Savings	95	48	259	109
Money market	69	37	188	90
Other time	116	68	308	182
Certificates - $100,000 and over	81	34	191	89
Foreign office	47	34	143	89

Total interest on deposits	510	307	1,392	779
Interest on federal funds purchased	61	35	160	89
Interest on short-term bank notes	—	—	—	6
Interest on other short-term borrowings	45	41	142	102
Interest on long-term debt	205	163	582	429

Total interest expense	821	546	2,276	1,405

Net Interest Income	713	737	2,134	2,238
Provision for loan and lease losses	87	69	236	197

Net Interest Income After Provision for Loan and Lease Losses	626	668	1,898	2,041
Noninterest Income
Electronic payment processing revenue	218	190	626	544
Service charges on deposits	134	137	395	390
Mortgage banking net revenue	36	45	125	132
Investment advisory revenue	89	89	276	271
Corporate banking revenue	79	71	236	207
Other noninterest income	87	82	242	282
Securities gains (losses), net	19	8	34	38

Total noninterest income	662	622	1,934	1,864
Noninterest Expense
Salaries, wages and incentives	288	285	875	846
Employee benefits	74	70	230	218
Equipment expense	34	26	90	76
Net occupancy expense	63	54	180	162
Other noninterest expense	308	297	882	862

Total noninterest expense	767	732	2,257	2,164

Income Before Income Taxes and Cumulative Effect	521	558	1,575	1,741
Applicable income taxes	144	163	456	524

Income Before Cumulative Effect	377	395	1,119	1,217
Cumulative effect of change in accounting principle, net (a)	—	—	4	—

Net Income	$377	395	1,123	1,217

Net Income Available to Common Shareholders (b)	$377	395	1,122	1,217

Earnings Per Share	$0.68	0.71	2.02	2.19
Earnings Per Diluted Share	$0.68	0.71	2.01	2.18

(a)	Reflects a benefit of $4 million (net of $2 million of tax) for the adoption of SFAS No. 123(R) as of January 1, 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.
(b)	Dividends on preferred stock are $.185 and $.555 for the three and nine month periods ended September 30, 2006 and 2005, respectively.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	For the nine months ended September 30,
($ in millions, except per share data)	2006	2005
Total shareholders’ equity, beginning	$9,446	8,924
Net income	1,123	1,217
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):

Available-for-sale securities	13	(224)
Qualifying cash flow hedges	8	16
Change in additional pension liability	—	60

Comprehensive income	1,144	1,069
Cash dividends declared:

Common stock (2006 - $1.18 per share and 2005 - $1.08 per share)	(658)	(599)

Preferred stock (a)	(1)	(1)
Stock-based awards exercised, including treasury shares issued	30	55
Impact of cumulative effect of change in accounting principle	(6)	—
Stock-based compensation expense	61	53
Loans repaid (issued) related to the exercise of stock-based awards, net	7	8
Change in corporate tax benefit related to stock-based compensation	(1)	15

Shares acquired for treasury	(1)	(1,648)
Shares issued in business combination	—	1,509
Other	1	—

Total shareholders’ equity, ending	$10,022	9,385

(a)	Dividends on preferred stock are $.555 million for the nine months ended September 30, 2006 and 2005, respectively.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
($ in millions)	2006	2005
Operating Activities
Net income	$1,123	1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	236	197
Depreciation, amortization and accretion	298	306
Cumulative effect of change in accounting principle	(4)	—
Stock-based compensation expense	61	53
(Benefit) provision for deferred income taxes	(91)	72
Realized securities gains	(80)	(46)
Realized securities losses	46	8
Proceeds from sales/transfers of residential mortgage and other loans held for sale	6,951	6,979
Net gains on sales of loans	(101)	(112)
Increase in residential mortgage and other loans held for sale	(5,063)	(5,193)
Increase in trading securities	(47)	(28)
Increase in other assets	(472)	(722)
Increase (decrease) in accrued taxes, interest and expenses	103	(114)
Increase in other liabilities	95	402

Net Cash Provided by Operating Activities	3,055	3,019

Investing Activities
Proceeds from sales of available-for-sale securities	1,301	5,869
Proceeds from calls, paydowns and maturities of available-for-sale securities	2,453	4,344
Purchases of available-for-sale securities	(1,305)	(7,477)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	35	38
Purchases of held-to-maturity securities	(5)	(113)
Decrease in other short-term investments	33	447
Increase in loans and leases	(5,133)	(7,565)
(Increase) decrease in operating lease equipment	(13)	114
Purchases of bank premises and equipment	(346)	(326)
Proceeds from disposal of bank premises and equipment	51	38
Net cash (paid) acquired in business combination	(5)	242

Net Cash Used in Investing Activities	(2,934)	(4,389)

Financing Activities
(Decrease) increase in core deposits	(200)	1,886
Increase in certificates - $100,000 and over, including foreign office	1,408	1,540
Increase (decrease) in federal funds purchased	111	(1,644)
Decrease in other short-term notes	—	(775)
(Decrease) increase in short-term borrowings	(425)	1,142
Proceeds from issuance of long-term debt	1,844	4,649
Repayment of long-term debt	(2,930)	(2,464)
Payment of cash dividends	(644)	(584)
Exercise of stock-based awards, net	37	63
Purchases of treasury stock	(1)	(1,648)
Other	—	16

Net Cash (Used in) Provided by Financing Activities	(800)	2,181

(Decrease) Increase in Cash and Due from Banks	(679)	811
Cash and Due from Banks at Beginning of Period	3,078	2,561

Cash and Due from Banks at End of Period	$2,399	3,372

Cash Payments
Interest	$2,260	1,359
Federal income taxes	479	514
Supplemental Cash Flow Information
Transfer from portfolio loans to loans held for sale, net	1,359	2,357
Business acquisitions:
Fair value of tangible assets acquired (noncash)	6	5,149
Goodwill and identifiable intangible assets acquired	17	1,304
Liabilities assumed and note issued	(18)	(5,186)
Stock options	—	(63)
Common stock issued	—	(1,446)

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2006 and 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005, the cash flows for the nine months ended September 30, 2006 and 2005 and the changes in shareholders’ equity for the nine months ended September 30, 2006 and 2005. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2005 has been derived from the audited Consolidated Financial Statements of the Registrant included in the Annual Report on Form 10-K.

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

2. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement was effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after September 15, 2005. On January 1, 2006, the Registrant elected to adopt this Statement using the modified retrospective application. Adoption of this Statement had three impacts on the Registrant’s Condensed Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding; ii) the reclassification in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 of $15 million of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section and iii) the recognition of approximately $9 million of incremental salaries, wages and incentives expense in the second quarter of 2006 related to the issuance in April 2006 of stock-based awards to retirement-eligible employees. The adoption of this Statement did not have an impact on basic or diluted earnings per share. For further information on stock-based compensation see Note 11.

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

In August 2005, the FASB issued an Exposure Draft, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” This Exposure Draft would amend FASB Statement No. 140 by addressing the criteria necessary for obtaining sales accounting on the transfer of all or a portion of financial assets as well as the requirements for qualification as a QSPE. The proposed changes to the criteria for obtaining sales accounting include a requirement that all arrangements or agreements, including those entered into subsequent to the sale, made in connection with the transfer of financial assets be considered in the determination of whether the financial assets were legally isolated from the transferor and its consolidated affiliates, the establishment of additional conditions for obtaining sales treatment on the transfer of a portion of a financial asset and the requirement that a transferee maintain the right to pledge or exchange the assets it receives and no condition exists that constrains the transferee from taking advantage of its right to pledge or exchange its assets, or provides more than a trivial benefit to the transferor. The proposed changes to the requirements for qualifying as a QSPE include prohibiting a QSPE from holding equity instruments, unless the equity instruments were received as a result of the efforts to collect its financial assets, as well as a requirement to evaluate whether a combination of involvements with a QSPE provide the holder of those involvements with an opportunity to obtain a more than trivial incremental benefit relative to the benefit that would be obtained if separate parties had those same involvements. In December 2005, the FASB announced the effective date of the Exposure Draft had been delayed. The final Statement is expected to be issued in the second quarter of 2007. Although the Registrant is still evaluating the potential impact of the Exposure Draft on its Condensed Consolidated Financial Statements, in its current form the Exposure Draft will require the consolidation of an unconsolidated QSPE that is wholly owned by an independent third party, unless certain aspects of the current operational nature of the QSPE are modified. The outstanding balance of commercial loans transferred by the Registrant to the QSPE was approximately $3.4 billion at September 30, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

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

In July 2006, the FASB issued FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. If during the lease term the expected timing of the income tax cash flows generated by a

Notes to Condensed Consolidated Financial Statements (continued)

leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. Upon adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” issued in July 2006. During May 2005, the Registrant filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Registrant’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Registrant is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Registrant’s original net investment in these leases totaled approximately $900 million. The Registrant continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Registrant believes a resolution may involve a projected change in the timing of these leveraged lease cash flows. Accordingly, the Registrant is currently in the process of evaluating the potential impact on its Condensed Consolidated Financial Statements. This FSP is effective for fiscal years beginning after December 15, 2006.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation will be recognized as an adjustment to the beginning balance of retained earnings. The Registrant is currently in the process of evaluating the impact of adopting this Interpretation on its Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material effect on the Registrant’s Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires recognition, as a component of other comprehensive income (net of tax), of the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 and No. 106. Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. Based on the funded status of the Registrant’s plans as of December 31, 2005, the estimated effect of this Statement at that time would have been an $80 million after-tax reduction to accumulated other comprehensive income. The actual effect will depend on the funded status of the Registrant’s plans at December 31, 2006, which will depend on several factors, principally discount rates and return on plan assets as of and for the year ended December 31, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially

Notes to Condensed Consolidated Financial Statements (continued)

misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of this SAB is not expected to have a material impact on the Registrant’s Condensed Consolidated Financial Statements.

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

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of September 30, 2006:
Mortgage servicing rights	$1,173	(644)	(31)	498
Other consumer and commercial servicing rights	23	(17)	—	6
Core deposits	417	(267)	—	150
Other	40	(15)	—	25

Total intangible assets	$1,653	(943)	(31)	679

As of December 31, 2005:
Mortgage servicing rights	$1,075	(596)	(46)	433
Other consumer and commercial servicing rights	22	(14)	—	8
Core deposits	432	(244)	—	188
Other	29	(9)	—	20

Total intangible assets	$1,558	(863)	(46)	649

As of September 30, 2005:
Mortgage servicing rights	$1,037	(577)	(52)	408
Other consumer and commercial servicing rights	22	(13)	—	9
Core deposits	432	(234)	—	198
Other	29	(7)	—	22

Total intangible assets	$1,520	(831)	(52)	637

As of September 30, 2006, all of the Registrant’s intangible assets were being amortized. Amortization expense recognized on intangible assets (including servicing rights) for the three and nine months ended September 30, 2006 and 2005 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Amortization expense (including servicing rights)	$30	34	85	94

Estimated amortization expense, including servicing rights, for years ending December 31, 2006 through 2010 is as follows:

($ in millions)
2006 (a)	$119
2007	102
2008	89
2009	76
2010	65

(a)	Includes nine months actual and three months estimated.

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2006 and 2005 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2005	$871	798	182	127	191	2,169
Acquisition activity	—	(1)	—	—	14	13
Reclassification	—	—	—	11	—	11

Balance as of September 30, 2006	$871	797	182	138	205	2,193

Balance as of December 31, 2004	$373	254	58	103	191	979
Acquisition activity	501	547	125	24	—	1,197

Balance as of September 30, 2005	$874	801	183	127	191	2,176

SFAS No. 142, “Goodwill and Other Intangible Assets,” issued in June 2001, discontinued the practice of amortizing goodwill and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. The Registrant has completed its most recent annual goodwill impairment test required by this Statement, during the fourth quarter of 2005 as of September 30, 2005, and has determined that no impairment exists.

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

4. Retained Interests

As of September 30, 2006, the key economic assumptions used in measuring the Registrant’s servicing rights and residual interests were as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption (annual)	Discount Rate (annual)	Weighted-Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	$458	7.25	11.0%	10.3%	N/A
Servicing assets	Adjustable	45	3.6	26.2	10.9	N/A
Home equity lines of credit:
Servicing assets	Adjustable	3	1.3	40.0	11.7	N/A
Residual interest	Adjustable	16	1.5	40.0	11.7	.35	%(a)
Automotive loans:
Servicing assets	Fixed	1.4		1.55	12.0	N/A
Residual interest	Fixed	6.9		1.55	12.0	1.25	(b)

(a)	Annualized rate
(b)	Cumulative rate

Based on historical credit experience, expected credit losses for servicing rights have been deemed immaterial. The Registrant serviced $27.8 billion of residential mortgage loans and $.6 billion of consumer loans for other investors at September 30, 2006.

Changes in capitalized servicing rights for the nine months ended September 30:

($ in millions)	2006	2005
Beginning balance	$441	352
Amount capitalized	99	97
Amortization	(51)	(59)
Servicing valuation recovery	15	27

Ending balance	$504	417

Changes in the servicing rights valuation allowance for the nine months ended September 30:

($ in millions)	2006	2005
Beginning balance	$(46)	(79)
Servicing valuation recovery	15	27

Ending balance	$(31)	(52)

Notes to Condensed Consolidated Financial Statements (continued)

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

The increase in interest rates during the first nine months of 2006 and 2005 and the resulting impact of changing prepayment speeds led to the recovery of $15 million and $27 million, respectively, in temporary impairment on the MSR portfolio. In addition, the Registrant recognized a net loss of $1 million and $15 million in the nine months ended September 30, 2006 and 2005, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of September 30, 2006 and 2005, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $9 million and other liabilities included a fair value of $8 million and $19 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $1.9 billion and $3.6 billion as of September 30, 2006 and 2005, respectively. As of September 30, 2006 the available-for-sale securities portfolio included $251 million of securities related to the non-qualifying hedging strategy.

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, are captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

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

As part of its overall risk management strategy relative to its mortgage banking activity, the Registrant may enter into various free-standing derivatives (principal only swaps, swaptions, floors, options and interest rate swaps) to economically hedge interest rate lock commitments and changes in fair value of its largely fixed-rate MSR portfolio. Principal only swaps are total return swaps based on changes in the value of the underlying mortgage principal only trust. The Registrant also enters into forward contracts to economically hedge the change in the fair value of its residential mortgage loans held for sale due to the changes in interest rates.

The Registrant also enters into foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps for the benefit of commercial customers. The Registrant may economically hedge significant exposures related to these commercial customer free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts and from any resultant exposure to movement in foreign currency exchange rates, limiting the Registrant’s exposure to the replacement value of the contracts rather than the notional, principal or contract amounts. The Registrant minimizes the credit risk through credit approvals, limits and monitoring procedures. The Registrant hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers.

FAIR VALUE HEDGES - The Registrant may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Registrant, the desired asset/liability sensitivity and interest rate levels. For the quarter ended September 30, 2006, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For an interest rate swap accounted for as a fair value hedge, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and the long-term debt. If any interest rate swap does not qualify for the shortcut method of accounting, the ineffectiveness is reported within interest expense in the Condensed Consolidated Statements of Income. For the three months and nine months ended September 30, 2006, changes in the fair value of any interest rate swap attributed to hedge ineffectiveness were insignificant to the Registrant’s Condensed Consolidated Statements of Income.

Notes to Condensed Consolidated Financial Statements (continued)

During 2005 and 2006, the Registrant terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the fair value of the swaps at the date of the termination was recognized as a premium or discount on the previously hedged long-term debt and is being amortized as an adjustment to yield.

The Registrant also enters into forward contracts to hedge the forecasted sale of its residential mortgage loans. Under SFAS No. 133, the Registrant uses the “long-haul” method to determine if the hedge meets certain criteria to qualify for hedge accounting. The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in earnings. For the three and nine months ended September 30, 2006, the registrant recognized a net loss of $2 million related to ineffectiveness. Those forward contracts that do not meet the criteria for hedge accounting are accounted for as free-standing derivatives.

The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2006	December 31, 2005	September 30, 2005
Included in other assets:
Interest rate swaps related to debt	$11	21	27
Forward contracts related to mortgage loans held for sale	—	—	4

Total included in other assets	$11	21	31

Included in other liabilities:
Interest rate swaps related to debt	$91	103	83
Forward contracts related to mortgage loans held for sale	6	3	—

Total included in other liabilities	$97	106	83

CASH FLOW HEDGES - The Registrant may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Registrant may also enter into forward contracts to hedge certain forecasted transactions.

The Registrant has no outstanding cash flow hedges converting floating-rate assets or liabilities to fixed rates as of September 30, 2006 or December 31, 2005. As of September 30, 2005, the Registrant had $2 million of outstanding cash flow hedges recorded in other assets. Changes in the fair market value of derivative contracts qualifying as cash flow hedges are recorded, net of tax, in accumulated other comprehensive income. As of September 30, 2006 and 2005 and December 31, 2005, there were no deferred gains or losses, net of tax, related to outstanding cash flow hedges recorded in accumulated other comprehensive income. Gains and losses on these derivative contracts are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings and are included in the line item in which the hedged item’s effect in earnings is recorded. For the three months ended September 30, 2006 and 2005, no deferred gains or losses on outstanding cash flow hedges were reclassified into current period earnings. Additionally, any ineffectiveness is included in the line item in which the hedged item’s effect in earnings is recorded. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2006, there were no instances of designated hedges no longer qualifying as cash flow hedges.

In prior periods, the Registrant terminated certain derivatives qualifying as cash flow hedges. The deferred gains or losses of these terminated instruments, net of tax, are included in accumulated other comprehensive income and are being amortized over the designated hedging periods, which range up to 12 years. As of September 30, 2006, December 31, 2005 and September 30, 2005, $5 million, $13 million and $17 million, respectively, in net deferred losses, net of tax, related to terminated cash flow hedges were recorded in accumulated other comprehensive income. For the three months ended September 30, 2006 and 2005, $2 million and $3 million, respectively, in net deferred losses, net of tax, on the terminated cash flow hedges were amortized into earnings. As of September 30, 2006, $3 million in net deferred losses, net of tax, on terminated cash flow hedges included in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months.

FREE-STANDING DERIVATIVE INSTRUMENTS - The Registrant enters into various derivative contracts that focus on providing derivative products to commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations, commodity contracts to hedge such items as natural gas and various other derivative contracts for the benefit of commercial customers. The Registrant may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

The Registrant also enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The Registrant does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment.

Notes to Condensed Consolidated Financial Statements (continued)

The Registrant enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. Additionally, interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is also economically hedged primarily with forward contracts. The Registrant also enters into a combination of free-standing derivative instruments (principal only swaps, swaptions, floors, forward contracts, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Additionally, the Registrant occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. Revaluation gains and losses on interest rate lock commitments and free-standing derivative instruments related to the MSR portfolio and residential mortgage loans held for sale are recorded as a component of mortgage banking net revenue. Revaluation gains and losses on foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue. Revaluation gains and losses on interest rate risk derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2006	2005	2006	2005
Foreign exchange contracts	$13	12	$39	38
Forward contracts related to interest rate lock commitments and mortgage loans held for sale	4	(3)	4	3
Interest rate lock commitments	(8)	4	(4)	(2)
Derivative instruments related to MSR portfolio	5	(23)	(1)	(15)
Derivative instruments related to interest rate risk	—	1	(3)	3

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2006	December 31, 2005	September 30, 2005
Included in other assets:
Foreign exchange contracts	$125	118	140
Interest rate contracts for customers	66	48	36
Commodity contracts for customers	1	—	—
Interest rate lock commitments	5	1	1
Derivative instruments related to MSR portfolio	9	4	9
Forward contracts related to interest rate lock commitments and mortgage loans held for sale	—	—	3
Derivative instruments related to interest rate risk	2	—	—

Total included in other assets	$208	171	189

Included in other liabilities:
Foreign exchange contracts	$113	104	126
Interest rate contracts for customers	66	48	36
Commodity contracts for customers	1	—	—
Interest rate lock commitments	—	—	2
Derivative instruments related to MSR portfolio	8	10	19
Forward contracts related to interest rate lock commitments and mortgage loans held for sale	2	1	—

Total included in other liabilities	$190	163	183

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Registrant’s derivative instrument positions (excluding $26.0 billion in notional amount of customer accommodation derivatives) at September 30, 2006:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$2,475	99	5.00%	5.48%
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale and interest rate lock commitments	1,052	1
Mortgage servicing rights portfolio:
Principal only swaps	49	5		5.35
Interest rate swaps—Receive fixed/pay floating	1,470	26	5.32	5.37
Interest rate swaps—Receive floating/pay fixed	400	82	5.44	5.27
Interest rate futures/forwards	17	3

Total	$5,463

6. Guarantees

The Registrant has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

As of September 30, 2006, the Registrant had issued $8.0 billion of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $8.0 billion. Upon issuance, the Registrant recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At September 30, 2006, the reserve related to these standby letters of credit was less than $1 million. Approximately 70% of the total standby letters of credit are secured and in the event of nonperformance by the customers, the Registrant has rights to the underlying collateral provided including commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through September 30, 2006, the Registrant had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third party. The outstanding balance of such loans at September 30, 2006 was $3.4 billion. These loans may be transferred back to the Registrant upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Registrant to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.4 billion at September 30, 2006. In addition, the Registrant’s agreement to provide liquidity support to the QSPE was $3.8 billion as of September 30, 2006. At September 30, 2006, the Registrant’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $14 million.

As of September 30, 2006, the Registrant had provided credit recourse on approximately $1.3 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Registrant is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance of $1.3 billion. In the event of nonperformance, the Registrant has rights to the underlying collateral value attached to the loan. Consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio, the Registrant maintains an estimated credit loss reserve of $18 million relating to these residential mortgage loans sold.

As of September 30, 2006, the Registrant has also fully and unconditionally guaranteed $376 million of certain long-term borrowing obligations issued by four wholly-owned issuing trust entities that have been deconsolidated consistent with the provisions of FIN 46, “Consolidation of Variable Interest Entities.”

The Registrant, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Registrant assumes certain contingent liabilities relating to these transactions, which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. In the event that the Registrant is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the nine months ended September 30, 2006, the Registrant processed approximately $90 million of chargebacks presented by issuing banks, resulting in no material actual losses to the Registrant. The Registrant accrues for probable losses based on historical experience and did not carry a material credit loss reserve at September 30, 2006.

Notes to Condensed Consolidated Financial Statements (continued)

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Registrant, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of September 30, 2006 was $54 million. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided as well as the negligible historical credit losses, FTS does not maintain any loss reserve.

7. Business Combinations

On January 1, 2005, the Registrant acquired in a merger 100% of the outstanding stock of First National Bankshares, Inc. (“First National”), a bank holding company headquartered in Naples, Florida. First National operated 77 full-service banking centers located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The acquisition of First National allows the Registrant to increase its presence in the rapidly expanding Florida market.

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

The assets and liabilities of First National were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The results of First National’s operations were included in the Registrant’s Condensed Consolidated Statement of Income from the date of acquisition. In addition, the Registrant realized charges against its earnings for acquisition related expenses of $8 million for the nine months ended September 30, 2005, respectively. The acquisition related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with the conversion.

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

8. Related Party Transactions

At September 30, 2006 and 2005, certain directors, executive officers, principal holders of the Registrant’s common stock and associates of such persons were indebted, including undrawn commitments to lend, to the Registrant’s banking subsidiaries in the aggregate amount, net of participations, of $266 million and $334 million, respectively. As of September 30, 2006 and 2005, the outstanding balance on loans to related parties, net of participations and undrawn commitments, were $73 million and $91 million, respectively.

Commitments to lend to related parties as of September 30, 2006 and 2005, net of participations, were comprised of $255 million and $321 million, respectively, to directors and $11 million and $13 million, respectively, to executive officers. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time of comparable transactions with unrelated parties.

None of the Registrant’s affiliates, officers, directors or employees has an interest in or receives any remuneration from special purpose entities or qualified special purpose entities with which the Registrant transacts business.

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

10. Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2006	2005	2006	2005
Service cost	$120	162	352	486
Interest cost	3,325	3,414	10,653	10,291
Expected return on assets	(4,890)	(4,597)	(14,410)	(13,205)
Amortization of actuarial loss	2,394	2,357	6,733	6,996
Amortization of unrecognized prior service cost	130	129	389	388
Settlement	8,001	6,156	8,001	6,742

Net periodic pension cost	$9,080	7,621	11,718	11,698

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

In the third quarter of 2006, the Registrant contributed $15 million to its defined benefit plan. The Registrant does not expect to make any further contributions to its pension plans during the remainder of 2006.

Notes to Condensed Consolidated Financial Statements (continued)

11. Stock-Based Compensation

Effective January 1, 2006, the Registrant adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. As the Registrant had previously adopted the fair value method of accounting for stock-based compensation described in SFAS No. 123, the adoption did not have a material impact on salaries, wages and incentives expense reported in the Condensed Consolidated Statements of Income. The adoption of this Statement had three impacts on the Registrant’s Condensed Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding; ii) the reclassification in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 of $15 million of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section and iii) the recognition of approximately $9 million of incremental salaries, wages and incentives expense in the second quarter of 2006 related to the issuance in April 2006 of stock-based awards to retirement-eligible employees.

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

For the nine months ended September 30, 2006, approximately 1.2 million restricted stock awards and 6.9 million stock appreciation rights were granted. For the nine months ended September 30, 2005, approximately 1 million restricted stock awards and 4.8 million stock appreciation rights were granted. The weighted-average fair values of stock appreciation rights granted were $7.35 and $9.55 for the nine months ended September 30, 2006 and 2005, respectively. The fair value of stock appreciation rights is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for grants:

	2006	2005
Expected dividend yield	4.06%	3.43%
Expected option life (in years)	6.0	6.0
Expected volatility	23%	26%
Risk-free interest rate	4.88%	4.24%

Stock-based compensation expense was $17 million and $16 million for the three months ended September 30, 2006 and 2005, respectively, and $55 million and $53 million for the nine months ended September 30, 2006 and 2005, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

Notes to Condensed Consolidated Financial Statements (continued)

12. Other Comprehensive Income

The Registrant has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the nine months ended September 30 were as follows:

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2006
Gains on available-for-sale securities	$54	(19)	35
Reclassification adjustment for net gains recognized in net income	(34)	12	(22)

Unrecognized gains (losses) on available-for-sale securities	20	(7)	13	$(395)	13	(382)

Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	13	(5)	8

Unrecognized gains (losses) on cash flow hedge derivatives	13	(5)	8	(13)	8	(5)
Change in minimum pension liability	—	—	—	(5)	—	(5)

Total	$33	(12)	21	$(413)	21	(392)

2005
Losses on available-for-sale securities	$(304)	105	(199)
Reclassification adjustment for net gains recognized in net income	(38)	13	(25)

Unrecognized gains (losses) on available-for-sale securities	(342)	118	(224)	$(72)	(224)	(296)

Gains on cash flow hedge derivatives	19	(6)	13
Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	5	(2)	3

Unrecognized gains (losses) on cash flow hedge derivatives	24	(8)	16	(33)	16	(17)

Change in minimum pension liability	93	(33)	60	(64)	60	(4)

Total	$(225)	77	(148)	$(169)	(148)	(317)

13. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	For the three months ended September 30,
	2006			2005
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$377			$395

Net income available to common shareholders (a)	$377	556	$0.68	$395	554	$0.71

Earnings per diluted share:
Net income available to common shareholders	$377	556	$0.68	$395	554	$0.71
Effect of dilutive securities:
Stock based awards		2	—		4	—
Convertible preferred stock (b)	—	—	—	—	—	—

Net income available to common shareholders plus assumed conversions	$377	558	$0.68	$395	558	$0.71

(a)	Dividends on preferred stock are $.185 million for the three months ended September 30, 2006 and 2005.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the three months ended September 30, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements (continued)

	For the nine months ended September 30,
	2006			2005
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Income before cumulative effect	$1,119			$1,217

Net income available to common shareholders before cumulative effect (a)	1,118	555	$2.02	1,217	555	$2.19
Cumulative effect of change in accounting principle, net of tax	4		—	—		—

Net income available to common shareholders (a)	$1,122	555	$2.02	$1,217	555	$2.19

Earnings per diluted share:
Net income available to common shareholders before cumulative effect	$1,118	555	$2.02	$1,217	555	$2.19
Effect of dilutive securities:
Stock based awards		2	(0.01)		4	(0.01)
Convertible preferred stock (b)	—	—	—	—	—	—

Income plus assumed conversions before cumulative effect	1,118	557	2.01	1,217	559	2.18
Cumulative effect of change in accounting principle, net of tax	4		—	—		—

Net income available to common shareholders plus assumed conversions	$1,122	557	$2.01	$1,217	559	$2.18

(a)	Dividends on preferred stock are $.555 million for the nine months ended September 30, 2006 and 2005.
(b)	The additive effect to income from dividends on convertible preferred stock is $.435 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the nine months ended September 30, 2006 and 2005.

Options to purchase 34.5 million and 28.3 million shares outstanding during the three months ended September 30, 2006 and 2005, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

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

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by operating segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
For the three months ended September 30, 2006:
Net interest income (a)	$391	489	98	60	10	(329)	719
Provision for loan and lease losses	29	30	24	1	3	—	87

Net interest income after provision for loan and lease losses	362	459	74	59	7	(329)	632
Noninterest income:
Electronic payment processing revenue	3	51	—	—	176	(12)	218
Service charges on deposits	35	95	—	2	1	1	134
Mortgage banking net revenue	—	1	35	—	—	—	36
Investment advisory revenue	1	20	—	89	—	(21)	89
Corporate banking revenue	75	3	—	1	—	—	79
Other noninterest income	14	32	15	2	5	19	87
Securities gains (losses), net	—	—	—	—	53	(34)	19

Total noninterest income	128	202	50	94	235	(47)	662
Noninterest expense:
Salaries, wages and incentives	49	91	17	34	15	82	288
Employee benefits	9	22	8	6	3	26	74
Equipment expense	—	8	—	—	3	23	34
Net occupancy expense	3	30	2	2	1	25	63
Other noninterest expense	125	119	51	49	114	(150)	308

Total noninterest expense	186	270	78	91	136	6	767

Income before income taxes	304	391	46	62	106	(382)	527
Applicable income taxes (a)	89	137	16	22	37	(151)	150

Net income	$215	254	30	40	69	(231)	377

Average assets	$36,067	44,471	21,777	5,900	1,114	(3,461)	105,868

For the three months ended September 30, 2005:
Net interest income (a)	$367	421	103	48	8	(202)	745
Provision for loan and lease losses	26	27	36	4	3	(27)	69

Net interest income after provision for loan and lease losses	341	394	67	44	5	(175)	676
Noninterest income:
Electronic payment processing revenue	3	43	—	—	155	(11)	190
Service charges on deposits	39	96	—	2	1	(1)	137
Mortgage banking net revenue	—	1	43	1	—	—	45
Investment advisory revenue	1	22	—	90	—	(24)	89
Corporate banking revenue	67	3	—	1	—	—	71
Other noninterest income	9	21	30	—	2	20	82
Securities gains (losses), net	—	—	—	—	—	8	8

Total noninterest income	119	186	73	94	158	(8)	622
Noninterest expense:
Salaries, wages and incentives	51	91	17	36	12	78	285
Employee benefits	11	25	8	7	2	17	70
Equipment expense	—	7	—	—	1	18	26
Net occupancy expense	3	29	2	2	1	17	54
Other noninterest expense	123	113	61	52	105	(157)	297

Total noninterest expense	188	265	88	97	121	(27)	732

Income before income taxes	272	315	52	41	42	(156)	566
Applicable income taxes (a)	82	111	18	14	15	(69)	171

Net income	$190	204	34	27	27	(87)	395

Average assets	$32,296	41,119	20,335	4,596	1,141	4,212	103,699

(a)	Includes taxable-equivalent adjustments of $6 million and $8 million for the three months ended September 30, 2006 and 2005, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
For the nine months ended September 30, 2006:
Net interest income (a)	$1,146	1,417	296	172	27	(904)	2,154
Provision for loan and lease losses	96	77	74	4	6	(21)	236

Net interest income after provision for loan and lease losses	1,050	1,340	222	168	21	(883)	1,918
Noninterest income:
Electronic payment processing revenue	10	144	—	1	505	(34)	626
Service charges on deposits	112	273	—	5	4	1	395
Mortgage banking net revenue	—	4	120	1	—	—	125
Investment advisory revenue	2	66	—	277	—	(69)	276
Corporate banking revenue	225	9	—	2	1	(1)	236
Other noninterest income	31	78	61	5	6	61	242
Securities gains (losses), net	—	—	—	—	78	(44)	34

Total noninterest income	380	574	181	291	594	(86)	1,934
Noninterest expense:
Salaries, wages and incentives	146	272	55	102	44	256	875
Employee benefits	34	74	25	23	10	64	230
Equipment expense	1	24	1	1	6	57	90
Net occupancy expense	10	90	6	7	2	65	180
Other noninterest expense	369	346	147	150	323	(453)	882

Total noninterest expense	560	806	234	283	385	(11)	2,257

Income before income taxes and cumulative effect	870	1,108	169	176	230	(958)	1,595
Applicable income taxes (a)	259	390	60	62	81	(376)	476

Income before cumulative effect	611	718	109	114	149	(582)	1,119
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	4	4

Net income	$611	718	109	114	149	(578)	1,123

Average assets	$35,308	43,764	21,485	5,596	1,218	(1,919)	105,452

For the nine months ended September 30, 2005:
Net interest income (a)	$1,063	1,228	313	139	25	(506)	2,262
Provision for loan and lease losses	79	70	77	6	9	(44)	197

Net interest income after provision for loan and lease losses	984	1,158	236	133	16	(462)	2,065
Noninterest income:
Electronic payment processing revenue	9	119	—	—	446	(30)	544
Service charges on deposits	115	267	—	5	3	—	390
Mortgage banking net revenue	—	3	124	1	—	4	132
Investment advisory revenue	2	65	—	273	—	(69)	271
Corporate banking revenue	200	9	—	2	1	(5)	207
Other noninterest income	31	71	103	3	14	60	282
Securities gains (losses), net	—	—	—	—	—	38	38

Total noninterest income	357	534	227	284	464	(2)	1,864
Noninterest expense:
Salaries, wages and incentives	143	266	48	105	33	251	846
Employee benefits	34	77	24	22	7	54	218
Equipment expense	1	21	1	1	2	50	76
Net occupancy expense	9	81	5	6	2	59	162
Other noninterest expense	342	326	175	156	291	(428)	862

Total noninterest expense	529	771	253	290	335	(14)	2,164

Income before income taxes	812	921	210	127	145	(450)	1,765
Applicable income taxes (a)	250	324	74	44	51	(195)	548

Net income	$562	597	136	83	94	(255)	1,217

Average assets	$31,436	41,241	19,749	4,655	1,141	4,279	102,501

(a)	Includes taxable-equivalent adjustments of $20 million and $24 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2006 to the risk factors as previously disclosed in the Registrant’s 2005 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	28,996	$37.86	—	17,846,953
August 1, 2006 – August 31, 2006	50,487	37.61	—	17,846,953
September 1, 2006 – September 30, 2006	60,480	38.94	—	17,846,953

Total	139,963	$38.24	—	17,846,953

(a)	The Registrant repurchased 28,996, 50,487 and 60,480 shares during July, August and September, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 2, 2006	/s/ Christopher G. Marshall
Christopher G. Marshall
Executive Vice President and Chief Financial Officer

Exhibits (Item 6)

(a)	List of Exhibits

(3)(i)	Third Amended Articles of Incorporation, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(3)(ii)	Code of Regulations, as amended. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

(31)(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(31)(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(32)(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

(32)(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.