Form 10-K
period 2006-12-31
FIFTH THIRD BANCORP
filed 2007-02-20
CIK 35527

building an even better tomorrow.

2006 ANNUAL REPORT

Traverse City

Grand Rapids

Detroit

Chicago

Toledo

Cleveland

Pittsburgh

Columbus

Indianapolis

Dayton

Cincinnati

St. Louis

Evansville

Florence

Huntington

Louisville

Lexington

Nashville

Tampa Bay

Orlando

Naples

Corporate Profile

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. The Company has $101 billion in assets and operates 19 affiliates with 1,150 full-service banking centers, including 111 Bank Mart® locations open seven days a week inside select grocery stores, and 2,096 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The financial strength of Fifth Third’s Ohio and Michigan banks continues to be recognized by rating agencies with deposit ratings of Aa2 from Moody’s, AA from Fitch and DBRS, and AA- from Standard & Poor’s. Fifth Third operates five main businesses: Commercial Banking; Branch Banking; Consumer Lending; Investment Advisors; and Fifth Third Processing Solutions. Fifth Third is among the largest money managers in the Midwest and, as of December 31, 2006, has $220 billion in assets under care, of which it manages $34 billion for individuals, corporations and not-for-profit organizations. Investor information and press releases can be viewed at www.53.com.

Fifth Third’s common stock is traded through the NASDAQ® Global Select Market System under the symbol “FITB.”

Fifth Third Bancorp FINANCIAL HIGHLIGHTS

For the years ended December 31	2006	2005	Percent Change
$ in millions, except per share data

Earnings and Dividends
Net Income	$1,188	$1,549	(23)
Common Dividends Declared	880	810	9
Per Share
Earnings	$2.14	$2.79	(23)
Diluted Earnings	2.13	2.77	(23)
Cash Dividends	1.58	1.46	8
Book Value	18.02	17.00	6

At Year-End
Assets	$100,669	$105,225	(4)
Total Loans and Leases	75,503	71,229	6
Deposits	69,380	67,434	3
Shareholders’ Equity	10,022	9,446	6
Year-End Market Price	40.93	37.72	9
Market Capitalization	22,767	20,958	9
Key Ratios (percent)
Return on Average Assets (ROA)	1.13	1.50	(25)
Return on Average Equity (ROE)	12.1	16.6	(27)
Net Interest Margin	3.06	3.23	(5)
Efficiency Ratio	60.5	53.2	14
Average Shareholders’ Equity to Average Assets	9.32	9.06	3

Actuals
Common Shares Outstanding (in thousands)	556,253	555,623	—
Banking Centers	1,150	1,119	3
Full-Time Equivalent Employees	21,362	21,681	(1)

Deposit and Debt Ratings	Moody’s	Standard & Poor’s	Fitch
Fifth Third Bancorp
Commercial Paper	Prime-1	A-1	F1+
Senior Debt	Aa3	A+	AA-

Fifth Third Bank and Fifth Third Bank (Michigan)
Short-Term Deposit	Prime-1	A-1+	F1+
Long-Term Deposit	Aa2	AA-	AA

Dear Shareholders and Friends,

2006 marked an important transition year for Fifth Third, one that I believe has us positioned well as we head into 2007 and beyond.

First, and perhaps foremost, we added a number of new executives to our team, and promoted others. This gives us the strongest slate of leaders, I believe, in the Company’s history. This team reflects a mix of long and successful tenures at Fifth Third, complemented by a number of executives brought in from other large and successful competitors, giving us a nice balance of outside perspective, continuity, and entrepreneurial drive.

Second, I point to the actions we chose to take in the fourth quarter of 2006 to address the positioning of our balance sheet during the current difficult interest rate environment, characterized by an inverted yield curve (an environment in which short-term rates are higher than long-term rates). From June 2004 to 2006, the Federal Reserve raised rates 17 consecutive times totaling 4.25 percentage points, which created significant headwinds obscuring core performance in our businesses. In November of 2006, we made the decision to reduce the size of our balance sheet and neutralize our exposure to significant future adverse changes in interest rates. This decision was costly, but we believe it was the right thing to do, and I believe it represents the final step in resolving the issues that developed following the regulatory difficulties we experienced in 2002 and 2003.

Over the last several years, we’ve made significant investments in our information technology platform, in our risk management capabilities and personnel, and in our core operations capabilities. These steps are substantially complete, although we continue to make new additions to front-end technologies and improvements to infrastructure to make the Company more responsive to customer needs.

The actions we’ve taken relative to the balance sheet, combined with a stabilization of the interest rate environment, should create the conditions for our historically strong core performance to re-emerge. Fifth Third’s competitive position is very strong. Our tangible capital levels are among the highest in the industry. I have tremendous confidence in the strength and depth of our management team.

As a result, I have made the decision to step down as Chief Executive Officer. I couldn’t feel more comfortable in handing over the chief executive position to Kevin Kabat, our current president, whom our Board has chosen to succeed me effective April 17, 2007, the date of our annual shareholders meeting. Kevin is absolutely the right person to head this Company. Kevin has been a terrific leader at Fifth Third since joining us with the Old Kent acquisition in 2001, serving as head of our Western Michigan affiliate, head of Retail Banking and Affiliate Administration, and then most recently taking on the role of President last year. I have asked him to address you with his views on our future in a separate letter following this one.

I am very proud of my years with Fifth Third and my 16 years as Fifth Third’s Chief Executive Officer, and it has been an honor to serve the Company in this important role. I will continue to hold the position of Chairman, but I believe it’s time for a new generation of leadership to provide the Company with a new vitality, a new level of energy, and a new direction.

2006 Results

2006 was a challenging year for the industry and for Fifth Third. In June the Federal Reserve concluded its most significant tightening campaign since the early 1980s, which resulted in an inverted yield curve for most of the second half of 2006. As a result, our borrowing costs rose for much of the year while the yield on our investment securities portfolio was relatively flat.

In November, we decided to reduce the size of our balance sheet in order to reduce our exposure to this interest rate environment and to future potential adverse rate movements. These actions resulted in the realization of a pre-tax loss of $454 million, or $291 million after tax ($0.52 per share). We expect net interest income to benefit from our improved positioning by $110 million to $120 million on an annualized basis, before hedging costs. Additionally, we realized a 65 basis points benefit to our already very strong tangible equity to tangible assets ratio.

The interest rate environment, combined with the loss resulting from our balance sheet actions, took a toll on reported results for the year. Earnings per diluted share for 2006 were $2.13, down from $2.77 in 2005. Return on average assets and return on

Fifth Third Bancorp LETTER FROM THE CHAIRMAN & CEO

average equity were 1.13 percent and 12.1 percent, respectively, significantly below what we would normally expect and below the 1.50 percent and 16.6 percent, respectively, that we realized in 2005.

Net interest income of $2.9 billion on a tax-equivalent basis declined 3 percent from 2005. This result reflected our previous negative sensitivity to rising short-term rates, offset by solid average loan and core deposit growth of 8 percent and 5 percent, respectively. During 2006, we saw a continuation of strong average commercial loan growth, up 10 percent. Average consumer loan growth remained solid, up 6 percent, though below the levels we and the industry experienced several years ago with a more favorable rate environment. Going forward, we expect continued strong loan and core deposit growth, combined with the benefits of our balance sheet actions, to drive improved net interest income performance despite an expected continued flat to inverted yield curve.

Noninterest income of $2.2 billion declined 14 percent from 2005, reflecting net securities losses of $364 million in 2006 – primarily the result of our fourth-quarter balance sheet actions – compared with net securities gains of $39 million in 2005. We continued to experience strong growth in electronic payment processing revenue – our largest noninterest income category – up 15 percent from 2005. Corporate banking revenue also grew a solid 7 percent.

Noninterest expense of $3.1 billion grew 4 percent from 2005 levels, despite the inclusion of $49 million in expenses related to the extinguishment of financing agreements in the third and fourth quarters to reduce interest rate sensitivity. Expense growth was otherwise held to 3 percent, reflecting continued strong growth in our processing business offset by expense controls.

Credit costs remained consistent with the levels of 2005, with provision expense up 4 percent over the prior year and net chargeoffs up 6 percent, though declining slightly as a percentage of average loans to 0.44 percent from 0.45 percent in 2005.

As we look into 2007, we would expect to see upward pressure on credit. We don’t have a crystal ball, but at this point we don’t see significant economic deterioration on the near horizon, and don’t expect a significant upward move in credit costs. Given Fifth Third’s strong presence in Midwest markets, we have been experiencing slower economic growth and higher levels of credit losses than banks in other regions for some time. Fifth Third is a lending company, and we are in the risk business. The ebbs and flows of the credit cycle are to be expected and do not change our attitude on that front.

Commitment to our Shareholders and our Communities

We at Fifth Third are deeply aware that you, our shareholders, own the Company, and that we are accountable to you. Thus, we are proud to maintain among the very highest corporate governance ratings in the industry. Our Corporate Governance Quotient, as published by Institutional Shareholder Services, is in the top 4 percent of companies in the S&P 500 and in the top 1 percent of all U.S. banks.

I have always believed that Fifth Third and the cities and regions it serves are mutually dependent – and we have always acted upon that belief. Thus, I am especially proud that Fifth Third’s Ohio and Michigan banks each received an “Outstanding” rating on our most recent Community Reinvestment Act performance evaluation by the Federal Reserve Bank.

Commitment to the Future

I’d like to take this opportunity to express my deep appreciation to all the constituents that make Fifth Third a great company – our customers, our 21,362 employees, our board members, and the citizens of the communities served by our 19 affiliates. Our employees, in particular, have accomplished tremendous things at Fifth Third during my tenure, never more so than during the past year.

2006 was a difficult year for Fifth Third – make no mistake about it. But I believe the Company as it enters 2007 is in its strongest position ever. Our balance sheet is very strong and well-capitalized. We have the broadest and deepest management team we’ve ever had. Our technology platform is robust and scalable. And we have strong positions in our Midwest markets, with solid footholds in growth markets. We are better positioned to deliver organic growth than ever before in our history, through our strong sales culture and increased focus on customer service and satisfaction, and through our successful de novo activities. And we are well positioned to participate in what will continue to be a consolidating industry for many years ahead.

Thank you for the opportunity to have served you for the last 36 years.

Sincerely,

George A. Schaefer, Jr.

Chairman & Chief Executive Officer

February 2007

Dear Shareholders and Friends,

I am deeply honored to address you as President of Fifth Third Bancorp and as George Schaefer’s successor. Having competed with him earlier in my career, and then having the good fortune to work for him the past five years, I believe he is one of the giants of the banking industry. We are fortunate that he will remain with us as Chairman, to provide us with his wise counsel and good sense.

When George became President and Chief Executive Officer of Fifth Third at the end of 1990, the Company had $8 billion in assets and a market capitalization of a little over $1 billion. We’ve grown to over $100 billion in assets in the succeeding 16 years with a market value of nearly $23 billion. During that period, Fifth Third has generated a total shareholder return of 17.5 percent on a compound annual basis, driven by strong growth in originally reported earnings per share and rising dividends. That return compares with 12 percent for the S&P 500 over that period. This is truly an enviable track record, one that we aspire to continue.

Building an Even Better Tomorrow

The title of this year’s annual report – “Building an Even Better Tomorrow” – aptly describes what we are about here at Fifth Third. The title is adapted from the new brand that we introduced this February.

That’s what we are aiming for – building an even better tomorrow. This Company was built upon an incredibly strong sales culture, a winning attitude and very high standards and expectations. We don’t play for average. During the past 16 years, our performance topped the industry, even when you include the past three sub-par years. Whether measured by originally reported earnings per share, asset growth, market capitalization growth or total return, we’ve outperformed our peers.

But the last three years we haven’t met our own expectations, or yours. We know it is time to show results, and that’s what we are prepared to do. We have the right team in place, having promoted or hired new leaders who are bringing a fresh perspective and new energy. We are united as a team and feel an urgency to return to the head of the pack.

Our Model

We are fortunate to have many strengths to build on. Our affiliate model allows us to deliver big-company results on a local scale. We have local management with full accountability in each market, making decisions locally that affect our customers. This model may not be the least expensive way to organize a company. But efficiencies, standardization and a common technology platform combine with personal, high-touch service in each affiliate to create real benefit. This is perhaps our biggest competitive differentiator. Where decentralization does not add value, for us or for our customers, we will continue to look for ways to enhance efficiency, but we remain committed to the essence of the model. We provide more information on our affiliate model, our regions and affiliates, and their leadership on page 10 of this report.

Overlaying our affiliate structure are five lines of business: Branch Banking; Commercial Banking; Processing Solutions; Consumer Lending; and Investment Advisors. These lines of business are areas of expertise whose products and services are delivered to customers through the affiliates in a way that ensures that customer relationships are viewed as a whole. Below I discuss some of the key strategies under way in our lines of business. Our businesses are described in more detail on pages 11 through 15.

Key Strategies and Focus Areas

One of our key strategies is our commitment to Everyday Great Rates, implemented in the summer of 2005. We believe this strategy for deposit growth strikes an optimal balance between growth and profitability. Everyday Great Rates is what it says –very competitive rates, in every product category, every day. It’s simple but powerful. It’s helped us attract new customers while also leading our existing customers to realize they don’t need to shop for weekly rate promotions. That, in turn, has reduced attrition and reduced the temptation for customers to shift to higher-rate, less liquid products like CDs, keeping our overall deposit costs low and in line with our competitors.

We believe Everyday Great Rates has significantly helped us with deposit growth. Based on FDIC data for the most recent reporting period ended June 2006, Fifth Third had the third highest deposit growth among large banks in branches open more than one year.

Fifth Third Bancorp LETTER FROM THE PRESIDENT

Another important retail focus over the past three years – and one we are augmenting in 2007 – has been de novo branching activity. Since 2003, we have built 212 new banking centers. These branches accounted for 36 percent of our core deposit growth in 2006. We conduct market segmentation analysis and use predictive modeling to target locations in key growth markets with the demographics and business activity that has proven successful for us. Our success with our new locations has led us to plan to build approximately 70 new branches in 2007, with expectations that they will break even in about 18 months and produce an internal rate of return of better than 20 percent. De novo activity is costly in the near term, but it’s the right thing to do to sustain organic growth into the future.

I’m enthusiastic about recent developments in our business banking efforts. We are already pretty good at this business – and were proud to be ranked fifth among large U.S. banks in J. D. Power’s 2006 Small Business Banking Satisfaction Study – but we can become much better. As a next step, we are assigning most of our customers to a designated business banking relationship manager, armed with customized and bundled product offerings, a standardized underwriting process, and automated portfolio management.

Commercial Banking has long been one of our strengths. We enjoy a strong position with middle-market commercial customers (companies with $10 million to $500 million in sales) within our footprint. Fifth Third gained more new customers over the past two years among middle-market companies in our footprint than any competitor, with more than two-thirds of our affiliates increasing penetration in the middle market. Fifteen percent of such companies are Fifth Third customers, and we are the lead bank for nearly two-thirds of them.

An exciting development during the past year has been the electronic deposit product. This is an important area in which Fifth Third has taken a leadership position in commercial banking. This product transforms the payment landscape, enabling truncation of paper checks at the point of receipt. Our business customers no longer need to take checks to a branch to make a deposit. And, in driving paper to electronic transformation, we are able to gain control over one of the most manual processes remaining in cash management. Customers using this product are able to save time, optimize their working capital and consolidate their banking relationships. We’ve experienced rapid growth in 2006, particularly the latter half, and are receiving deposits from locations in 35 states. Continuing to capitalize on this opportunity is a priority for 2007.

We continue to experience increased demand among our middlemarket customers for capital markets products as Fifth Third has expanded in size and capabilities. We’ve recently introduced, or are introducing a number of such products to meet this demand, and we’re going after industry sectors and geographies where we are under-represented given our market position.

Our Processing Solutions business continues to produce strong results. The industry is seeing increasing adaptation of electronic payment vehicles and Check 21 electronic item processing. Our industry leadership in providing value-added processing solutions through consultation with customers will continue to allow us to outperform our peers. And we’ve seen strong growth in our credit card business, with average receivables growth of 18 percent during 2006.

However, despite our success over the past several years, only 13 percent of our retail customers have our credit cards. We are taking steps to expand our penetration through improved point-of-sale technology, bundled product offerings through banking centers and call centers, and enhanced sales management processes. We’re also modestly expanding our risk spectrum where we can achieve attractive risk-adjusted returns. Current portfolio FICO scores average over 740, with a very low 3.49 percent charge-off rate, so we have the ability to better align our offerings with our current clients while, at the same time, maintaining high credit quality standards.

The Consumer Lending business had a very difficult year, given the drop-off in mortgage originations industry-wide and more sluggish auto sales. We believe improved industry conditions and new products we’ve launched will lead us toward better results in 2007. For example, in the latter part of the year, we launched an Alt-A nonconforming mortgage product that accounted for over $350 million in originations in just a few months. These loans are being sold following origination to third parties for distribution to the capital markets, allowing us to originate volume that we’ve been unwilling to hold historically.

Our Investment Advisors business had a mixed 2006. Our largest investment business, the Private Client Group, continues to perform very well. Brokerage results have not been as strong, primarily reflecting net attrition of financial advisors. We recently instituted a targeted recruiting program that we expect to result in net hiring going forward. And we are in the process of rolling out new financial planning and customer relationship management tools, which we expect to be key catalysts for results in 2007. In the asset management business, our continued efforts to open our architecture across all client segments have made growth of Fifth Third managed funds more challenging. Meeting our customers’

needs is paramount to success in this business and broadening our offerings is the right thing to do. We’ve recently brought in new leadership to drive improved results, and we are already seeing a positive impact to our strategies.

Technology for Tomorrow

As we’ve discussed here for the past several years, Fifth Third has taken significant strides in elevating the level of our infrastructure and front-end technology. Frankly, we were underinvested in our infrastructure three or four years ago. Today, we have the systems, security and capabilities that are necessary for an institution of our size, and that will allow us to continue to grow.

During the past 36 months, we’ve replaced or upgraded 80 percent of our technology systems. With much of our infrastructure investments behind us, further progress in this area will be evolutionary. We are leveraging our technology spending into improvements in our product offerings and our services. Examples would include our placement of more than 1,000 remote-capture deposit scanners with our business customers, deploying an enterprise problem resolution platform, developing a new customer experience portal, and creating performance management tools and dashboards.

A Better Customer Experience and a New Brand Promise

Customers are more demanding than ever, and we must continue to meet and exceed a bar that is continually being raised – by customers and our competitors. Fifth Third has long been known for our sales culture and our ability to bring customers in the door. But we have not been world-class in keeping them. This is one of our biggest opportunities.

And, while our sales culture is terrific, there has been a large dose of hard work and hustle associated with that. Historically, we’ve been more transaction-oriented than is ideal. Focusing on our relationships with customers – not just today’s relationship, but our future relationship – will help us increase retention and increase wallet share with our customers.

What our customers tell us they need is a trusted advisor for the long haul. To deliver, we must understand our customers’ needs tomorrow to properly address the need today that brought them into our banking center or caused them to pick up the phone. In our service delivery, we must prove we care about our relationship tomorrow when we’re dealing with today’s issues.

In February 2007, we began rolling out a new brand – a brand that will encompass visual changes in Fifth Third’s marketing but, more important, a brand that changes the promises we make to our customers. We are aligning everything toward fulfilling our brand commitment and building a better tomorrow. Later in this report, you will see further discussion of developments at Fifth Third related to consultative sales training, customer experience enhancements and key brand elements.

Ultimately, I believe our renewed focus on the customer experience, and a brand that supports it, are the most exciting developments under way at Fifth Third.

Closing

I’m excited about our prospects for 2007 and the future. And I’m honored to have been chosen to lead Fifth Third into that future. This is a great company – a company full of people who are hard-working, passionate about Fifth Third and passionate about winning – and I have every confidence that we will deliver for you, for our employees and for our communities…That is what Fifth Third is all about.

Sincerely,

Kevin T. Kabat

President

February 2007

Fifth Third Bancorp CORPORATE LEADERSHIP

Bottom row, left to right: George A. Schaefer, Jr., chairman and Chief Executive Officer, Fifth Third Bancorp; Kevin T. Kabat, president, Fifth Third Bancorp; Paul L. Reynolds, executive vice president and General Counsel; Terry E. Zink, executive vice president, Affiliate Administration.

Second row, left to right: Christopher G. Marshall, executive vice president and Chief Financial Officer; Malcolm D. Griggs, executive vice president, Enterprise Risk Management. Third row, left to right: Charles Drucker, executive vice president and president, Fifth Third Processing Solutions;

Greg D. Carmichael, executive vice president and Chief Operating Officer; Carlos Winston Wilkinson, executive vice president, Consumer and Retail Banking; Daniel T. Poston, executive vice president, Audit. Fourth row: Bruce K. Lee, executive vice president, Commercial Banking.

Fifth row: Robert A. Sullivan, senior executive vice president and president, Fifth Third Bank (Cincinnati).

Creating a higher standard.

•	We have publicly disclosed governance guidelines.

•	Independent outside directors constitute 13 of 15 directors (87 percent), with a named lead independent director.

•	The Nominating and Corporate Governance, Compensation, Audit, and Risk and Compliance committees are comprised solely of independent outside directors.

•	Outside directors meet regularly without the CEO present.

•	Directors receive a significant portion of their compensation in the form of equity.

•	Directors and executives are subject to stock ownership guidelines, with mandatory holding periods for restricted stock and stock acquired through the exercise of options.

•	Our board is “declassified” – all directors are elected annually.

•	We have eliminated the super-majority voting provision in our Code of Regulations.

•	We have no “poison pill”.

Branding & Customer Experience

Moving ahead with you.

As you glance at the cover of this year’s annual report, you may notice that something looks different. The traditional red and blue logo that has been the symbol of Fifth Third for nearly 20 years is gone, replaced by a new mark and a new color palette – a brighter shade of blue, signaling dependability and trust, and green that emphasizes growth and optimism. The new mark also is symbolic of a horizon, the place where today and tomorrow converge. It reminds us to look beyond today’s transaction and find ways to widen our relationship with our customers.

This updated mark is just one outcome of a nearly two-year brand development process undertaken by Fifth Third and conducted by Cincinnati-based Deskey, one of the country’s leading branding firms.

A brand is a collection of experiences, the sum total or cumulative effect of many touch points over a period of time. Successful brands engage customers, and engaged customers buy much more from the brands they prefer. Successful brands are aligned with – and in fact are part of – a business strategy to produce results.

To develop a relevant brand, it was important that we understand our customers, understand our competitors and understand ourselves. The brand development process involved extensive research with consumers and business customers across the Fifth Third footprint and with all levels of Fifth Third employees. We also conducted research to understand exactly how the existing brand is perceived today.

We learned much from this process, including that our customers don’t feel they are spending enough time – or taking the right steps – to address their future needs. And both consumers and businesses want their bank to shoulder some of the responsibility for suggesting smart ways to protect their future.

The outcome of this research is that we intend to be the bank for today and for tomorrow. We want to help our customers gain confidence in their financial decisions because, with our help, they understand how their current decisions affect them over the long haul.

An important cornerstone of our new brand development is customer engagement. In order to be our customers’ bank today and tomorrow, we must provide excellent customer service with each and every transaction.

In recognition of this, we’ve begun implementing consultative sales training for our retail and call center employees. This training and ongoing sales coaching is designed around four key drivers customers find important. They include friendliness, ease of doing business, individualized attention, and the degree of knowledge about the bank’s products and services. The goal is to ensure that the totality of our customers’ needs are being evaluated and met every time we interact with them. This, we hope and expect, will lead to stronger relationships with our customers and will earn us trusted advisor status with our customers.

We also are implementing a new performance management system in 2007, again focused on key customer demands and requirements for satisfaction. Compensation will be tied to how well employees perform on the four key drivers mentioned previously. They also will be evaluated on sales production and net income growth measured down to the individual level. In addition, beginning this year, we will track every banking center’s Gallup customer satisfaction and loyalty scores, with branch personnel compensation tied directly to these measures.

Finally – and it may prove the most important step we take in this area – in 2007 we will roll out a problem resolution platform that extends first to the retail and call center channels, then later across all lines of business. There is nothing that tests a customer’s loyalty more than the way you handle issues. We need to be able to track, to respond, and – ideally – to correct on first contact, such problems as they arise in a way that demonstrates we value our relationship with our customers.

To deliver on our new brand promise, the customer experience is vital. We are developing technological requirements necessary to deliver an outstanding customer experience. We are establishing customer experience councils in every affiliate and line of business, consisting of senior executives throughout the Company. And, we’ve done a great deal of work over the past two years to survey the engagement levels of our employees and align their goals with the goals and objectives of the Company and its customers. Engaged employees are the most critical aspect of delivering a customer experience that is satisfying.

Affiliate Model

Maintaining competitive advantage.

The affiliate model is at the core of Fifth Third and is what differentiates us from other large financial institutions. We operate each affiliate with local management. Each affiliate has an experienced president and senior management team, resident in each market, driving the business. And each affiliate has a board of directors comprised of local business and community leaders. This means that we have local decision-makers, able to view customer relationships in holistic ways, making local decisions.

This model gives us a tremendous competitive advantage in our responsiveness to customers; in attracting employees who want to control the customer relationship locally; and in giving us 19 “mini-incubators” for new ideas and best practices. Our entrepreneurial and sales cultures are at the heart of the affiliate model, and contribute tremendously to Fifth Third’s success.

Overlaying the affiliate structure are our lines of business. These are essentially areas of product expertise – Branch Banking, Consumer Lending, Commercial Banking, Processing Solutions and Investment Advisors – whose products and services are delivered to customers through the affiliates in a way that ensures customer relationships are viewed as a whole.

As an example of the kind of success we can produce with this model, we have 19 affiliates plus our Pittsburgh and St. Louis de novo markets. For the year ended June 2006 (most recent FDIC data), 20 of these 21 markets (including the de novo markets) grew deposits. Excluding branches with over $1 billion in deposits, all 21 markets grew deposits and 17 of the 21 markets grew deposit market share (18 of 21 excluding $1 billion branches).

Affiliate Leadership

* Bancorp deposits also include $4 billion in National and non-affiliate deposits.

Branch Banking

Exceeding customer expectations.

Business Description

Fifth Third Bank provides a full range of deposit and lending products to individuals and small businesses in 10 states in the Midwest, Tennessee and Florida. Our 2.7 million households can transact business 24 hours a day, seven days a week through our Jeanie® ATM network and our comprehensive online banking service. Through these channels, Fifth Third strives to provide exceptional products, convenience and service to our customers.

2006 Highlights

Customer Focus

Branch Banking provides deposit, lending and investing products and services for customers at every stage in life or career. Branch Banking’s 9,000 employees provide knowledgeable and reliable guidance, whether customers meet with them personally or via any of our automated banking solutions. Our business bankers can provide full solutions to a small business customer including loans, treasury management products, employee savings plans, or employee banking needs. Whether saving for a home, a child’s education, planning for retirement or building a business, our associates consult with our customers, help determine their needs and provide solutions that meet today’s goals – as well as tomorrow’s.

Strategy

Fifth Third expects to continue recent de novo branch banking expansion activities with the planned addition of approximately 50 net new de novos in 2007. Areas of heaviest de novo activity continue to be primarily in the Florida, Chicago, Detroit and Nashville markets. Our business banking business now incorporates 341 business bankers calling on customers with up to $10 million in sales throughout our footprint, and we are adding relationship managers in this area. We continue to make improvements in sales management processes and customer service to build productivity and customer satisfaction and to enhance client retention.

Consumer Lending

Evolving with the marketplace.

Business Description

Consumer Lending provides loan products to branch and other customers, primarily within Fifth Third’s footprint. Consumer Lending partners with a network of auto dealers that originate loans on the Bank’s behalf, otherwise know as indirect lending.

Additionally, Consumer Lending provides loan and lease products to individuals including mortgages and home equity loans and lines, as well as federal and private student education loans.

2006 Highlights

Customer Focus

Recognizing that personal loans are often a vital element for the prosperity of our customers, we offer a broad range of loans that correspond to the financial situation of our customers. Whether for a first car or a retirement home, Fifth Third provides loans that fit our customers’ needs, today and tomorrow.

Strategy

Fifth Third understands that not every customer needs the same loan product to fulfill his or her needs. In order to evolve with the marketplace and meet the changing needs of customers as they progress through life, we continue to refine and develop our lending solutions. Whether customers need a first mortgage or a loan to send their children to college, we intend to be there with the right solution for them. And by using products like our new Alt-A mortgage product we have been able to facilitate home ownership for a larger segment of our customer population. We’ve also expanded our auto dealer network to 24 states, including the 10 in our banking footprint, with an expectation that we’ll continue to add states over the next several years.

Investment Advisors

Strengthening relationships.

Business Description

With over 100 years of experience helping our clients build and manage their wealth, Fifth Third Investment Advisors provides integrated solutions to meet the financial goals of individuals, families and institutional investors. Investment Advisors provides wealth management, asset management and brokerage services to retail and institutional clients, as well as retirement plan and custody services to businesses, pension and profit-sharing plans, foundations and endowments.

2006 Highlights

Customer Focus

Clients receive specialized advice from one or more of our four business lines: Fifth Third Securities, Private Client Group, Fifth Third Institutional Client Group and Fifth Third Asset Management. Fifth Third’s Private Client Group uses specialized teams to leverage our clients’ financial resources and provide holistic strategies in wealth planning, investment services, trust services, private banking and wealth protection. Fifth Third Securities offers a suite of products from full-service brokerage to self-managed investing to provide our clients customized programs to meet today’s needs, as well as tomorrow’s. Fifth Third Asset Management provides asset management services to institutional clients and also advises the Company’s proprietary family of mutual funds, Fifth Third Funds. Fifth Third’s Institutional Client Group, in conjunction with Fifth Third Asset Management, provides advisory services for 379 institutional clients including states and municipalities, Taft-Hartley plans, pension and profit-sharing plans, and foundations and endowments.

Strategy

Fifth Third continues to strengthen customer relationships by providing an open architecture framework to ensure that clients have access to the best products to meet their needs, whether those products are Fifth Third’s or from another financial service provider. We continue to employ new technologies to improve client access to their accounts and products. We provide complete financial solutions to Fifth Third clients by leveraging partnerships throughout the Company to provide powerful solutions across the financial spectrum.

Commercial Banking

Committed to innovation.

Business Description

Fifth Third’s 1,100 commercial bankers serve clients ranging from middle-market companies with $10 million in annual revenue to some of the largest companies in the world. In addition to the traditional lending and depository offerings, our products and services include cash management, foreign exchange and international trade finance, derivatives and capital markets services, asset-based lending, real estate finance, public finance, commercial leasing and syndicated finance.

Customer Focus

Fifth Third has over 150 years of commercial banking experience, and throughout our history we have always believed in keeping decision-making local. Through our affiliate model, keeping close to the communities we serve, Fifth Third is able to offer the high level of service of a local bank while maintaining the financial strength and capabilities that come with being one of the largest banks in the country.

We strive to offer complete financial solutions to our clients and we believe that the focus should be on our total relationship with our clients – not just meeting today’s needs but working with clients to identify tomorrow’s requirements as they grow.

Strategy

Fifth Third remains committed to offering innovative and effective solutions for our customers. We recently began offering electronic depository services that allow customers to scan checks and deposit them electronically from whatever location they choose. This has allowed our clients to focus more time on improving their business rather than on routine banking tasks and has permitted us to serve as our customers’ depository anywhere in the country. During 2006, we processed 5.7 million electronic deposit transactions totaling $10.4 billion. We received deposits from 944 locations as of year-end. We continue to add value to all of our relationships by combining our depth of experience with complete solutions that will best meet our clients’ evolving needs.

2006 Highlights

Processing Solutions

Creating solutions and reducing costs.

Business Description

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing for Fifth Third and Fifth Third customers. Processing Solutions specializes in providing our clients with the highest quality transaction solutions available through a complete global payments solution. Our in-house systems and development teams continue to create new technology to offer unmatched flexibility and customization to not only fulfill our clients’ current needs, but their future needs as well. Processing Solutions also manages Fifth Third’s debit and credit card businesses and operates the Jeanie® ATM network.

2006 Highlights

* excluding pre-tax gains on sale

of MasterCard® stock of $78 million

Customer Focus

Fifth Third Processing Solutions operates three primary businesses – Merchant Services, Financial Institutions Services and Card Services. For more than three decades, the nation’s top retailers and businesses have trusted Fifth Third’s Merchant Services Group to provide superior card acceptance solutions. We have developed flexible system architecture with a wealth of technological options and processing features capable of meeting the individual requirements of any business. Our Financial Institution and Card Services groups combine to provide a complete global payments solution delivered with a consultative approach from one of the nation’s leading financial institutions. We act as a business advisor to our clients, forging strategic partnerships and creating solutions that enable revenue enhancements while simultaneously reducing costs. Customers are provided with a full array of capabilities including correspondent banking services, Check 21 processing and support, automated teller machine processing, credit and debit card management, network gateway access, fraud monitoring services and international banking.

Strategy

Fifth Third is able to leverage our significant market position and distribution capabilities to assist existing customers and gain new ones. We are creating a more effective cross-selling and product-bundling platform to strengthen current customer relationships and capture the complete processing business from new customers. We are able to demonstrate exceptional value by leveraging our in-house expertise and working with clients to help them run their merchant and electronic funds transfer businesses more efficiently and productively, while our scale enables us to be highly price-competitive.

Community Giving

Supporting our communities.

The Foundation Office administers grants on behalf of the Fifth Third Foundation and the eight charitable trusts for which the Bank serves as trustee. The Fifth Third Foundation made over 560 grants totaling $4 million in the areas of arts & culture, community development, education and health & human services in 2006. The Fifth Third Foundation also funded 17 scholarships of $2,500 each to children of Fifth Third employees and matched $122,000 in employees’ personal gifts to institutes of higher learning.

In 2006, grants from the Fifth Third Foundation, the George and Betty Ann Schaefer Foundation and Fifth Third Bank provided funding for a Veteran’s Day performance of the United States Military Academy at West Point Cadet Gospel Choir at the National Underground Railroad Freedom Center in Cincinnati. The event was one part of day-long festivities to honor military veterans.

Fifth Third’s Community Development Corporation (CDC) invests in low-income housing, historic tax credits and economic development projects to support community revitalization in neighborhoods throughout the Fifth Third footprint. In 2006, the CDC approached a milestone – the lending of nearly $1 billion since its inception in 1989.

Our Community Affairs department identified lending and real estate opportunities in traditionally underserved markets, such as ethnically diverse, urban and low- to moderate-income census tracts. This group also champions financial literacy by providing homebuyer training, credit counseling and college savings programs, and through the creation of the Young Bankers Club, a nationally recognized program that promotes financial literacy in elementary schools across our footprint.

2006 Employee & Corporate Giving

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Financial Data			18
Overview			19
Recent Accounting Standards			20
Critical Accounting Policies			20
Risk Factors			22
Statements of Income Analysis			25
Business Segment Review			31
Fourth Quarter Review			34
Balance Sheet Analysis			35
Risk Management			38

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting			48
Reports of Independent Registered Public Accounting Firm			49

Financial Statements
Consolidated Statements of Income			50
Consolidated Balance Sheets			51
Consolidated Statements of Changes in Shareholders’ Equity			52
Consolidated Statements of Cash Flows			53

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	54	Related Party Transactions	70
Securities	59	Other Comprehensive Income	70
Loans and Leases and Allowance for Loan and Lease Losses	61	Common Stock and Treasury Stock	71
Bank Premises and Equipment	62	Stock-Based Compensation	72
Goodwill	62	Other Noninterest Income and Other Noninterest Expense	74
Intangible Assets	62	Sales and Transfers of Loans	74
Servicing Rights	63	Income Taxes	76
Derivatives	63	Retirement and Benefit Plans	77
Other Assets	66	Earnings Per Share	78
Short-Term Borrowings	66	Fair Value of Financial Instruments	79
Long-Term Debt	67	Business Combinations	79
Commitments and Contingent Liabilities	68	Certain Regulatory Requirements and Capital Ratios	80
Legal and Regulatory Proceedings	68	Parent Company Financial Statements	81
Guarantees	69	Segments	82

Annual Report on Form 10-K			84
Consolidated Ten Year Comparison			95
Directors and Officers			96
Corporate Information			97

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (3) changes in the interest rate environment reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (5) changes and trends in capital markets; (6) competitive pressures among depository institutions increase significantly; (7) effects of critical accounting policies and judgments; (8) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (9) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (10) ability to maintain favorable ratings from rating agencies; (11) fluctuation of Fifth Third’s stock price; (12) ability to attract and retain key personnel; (13) ability to receive dividends from its subsidiaries; (14) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (15) difficulties in combining the operations of acquired entities; (16) ability to secure confidential information through the use of computer systems and telecommunications network; and (17) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

TABLE 1: SELECTED FINANCIAL DATA
For the years ended December 31 ($ in millions, except per share data)	2006	2005	2004	2003	2002
Income Statement Data
Net interest income (a)	$2,899	2,996	3,048	2,944	2,738
Noninterest income	2,153	2,500	2,465	2,483	2,183
Total revenue (a)	5,052	5,496	5,513	5,427	4,921
Provision for loan and lease losses	343	330	268	399	246
Noninterest expense	3,056	2,927	2,972	2,551	2,337
Net income	1,188	1,549	1,525	1,665	1,531
Common Share Data
Earnings per share, basic	$2.14	2.79	2.72	2.91	2.64
Earnings per share, diluted	2.13	2.77	2.68	2.87	2.59
Cash dividends per common share	1.58	1.46	1.31	1.13	.98
Book value per share	18.02	17.00	16.00	15.29	14.98
Dividend payout ratio	74.2%	52.7	48.9	39.4	37.8
Financial Ratios
Return on average assets	1.13%	1.50	1.61	1.90	2.04
Return on average equity	12.1	16.6	17.2	19.0	18.4
Average equity as a percent of average assets	9.32	9.06	9.34	10.01	11.08
Tangible equity	7.79	6.87	8.35	8.56	9.54
Net interest margin (a)	3.06	3.23	3.48	3.62	3.96
Efficiency (a)	60.5	53.2	53.9	47.0	47.5
Credit Quality
Net losses charged off	$316	299	252	312	187
Net losses charged off as a percent of average loans and leases	.44%	.45	.45	.63	.43
Allowance for loan and lease losses as a percent of loans and leases (b)	1.04	1.06	1.19	1.33	1.49
Allowance for credit losses as a percent of loans and leases (b)	1.14	1.16	1.31	1.47	1.49
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.61	.52	.51	.61	.59
Average Balances
Loans and leases, including held for sale	$73,493	67,737	57,042	52,414	45,539
Total securities and other short-term investments	21,288	24,999	30,597	28,947	23,585
Total assets	105,238	102,876	94,896	87,481	75,037
Transaction deposits	48,946	47,929	43,175	40,370	35,819
Core deposits	59,446	56,420	49,383	46,796	44,674
Wholesale funding	32,423	33,863	33,714	28,814	19,086
Shareholders’ equity	9,811	9,317	8,860	8,754	8,317
Regulatory Capital Ratios
Tier I capital	8.39%	8.35	10.31	10.97	11.70
Total risk-based capital	11.07	10.42	12.31	13.42	13.51
Tier I leverage	8.44	8.08	8.89	9.11	9.73
(a)

Amounts presented on a fully taxable equivalent basis (“FTE”). The taxable equivalent adjustments for years ending December 31, 2006, 2005, 2004, 2003 and 2002 are $26 million, $31 million, $36 million, $39 million and $39 million, respectively.

(b)

At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments has been reclassified to conform to the current year presentation. The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.

TABLE 2: QUARTERLY INFORMATION
	2006				2005
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$744	719	716	718	735	745	758	759
Provision for loan and lease losses	107	87	71	78	134	69	60	67
Noninterest income	219	662	655	617	636	622	635	607
Noninterest expense	798	767	759	731	763	732	728	705
Income before cumulative effect	66	377	382	359	332	395	417	405
Cumulative effect of change in accounting principle, net of tax	-	-	-	4	-	-	-	-
Net income	66	377	382	363	332	395	417	405
Earnings per share, basic	.12	.68	.69	.66	.60	.71	.75	.73
Earnings per share, diluted	.12	.68	.69	.65	.60	.71	.75	.72

18    Fifth Third Bancorp

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2006, the Bancorp had $100.7 billion in assets, operated 19 affiliates with 1,150 full-service Banking Centers including 111 Bank Mart® locations open seven days a week inside select grocery stores and 2,096 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Fifth Third Processing Solutions (“FTPS”). During the first quarter of 2006, the Bancorp began separating its Retail line of business into the Branch Banking and Consumer Lending business segments. All prior year information has been updated to reflect this presentation.

The Bancorp believes that banking is first and foremost a relationship business where the strength of the competition and challenges for growth can vary in every market. Its affiliate operating model provides a competitive advantage by keeping the decisions close to the customer and by emphasizing individual relationships. Through its affiliate operating model, individual managers from the banking center to the executive level are given the opportunity to tailor financial solutions for their customers.

The Bancorp’s revenues are fairly evenly dependent on net interest income and noninterest income. During 2006, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 57% and 43% of total revenue, respectively. Excluding fourth quarter balance sheet actions discussed later in this section, net interest income (FTE) and noninterest income provided 53% and 47% of total revenue, respectively; comparison being provided to supplement an understanding of fundamental revenue trends. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and owes on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by loan defaults and inadequate collateral, among other factors.

Net interest income, net interest margin, net interest rate spread and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Noninterest income is derived primarily from electronic funds transfer (“EFT”) and merchant transaction processing fees, card interchange, fiduciary and investment management fees, corporate banking revenue, service charges on deposits and mortgage banking revenue.

Earnings Summary

The Bancorp’s net income was $1.19 billion or $2.13 per diluted share in 2006, a 23% decrease compared to $1.55 billion and $2.77 per diluted share in 2005. These results reflect the impact of the balance sheet actions announced and completed during the fourth quarter of 2006, which resulted in a pretax loss of $454 million. Specifically, these balance sheet actions included:

•	Sale of $11.3 billion in available-for-sale securities with a weighted-average yield of 4.30%;
•	Reinvestment of approximately $2.8 billion in available-for-sale securities that are more efficient when used as collateral for pledging purposes;
•	Repayment of $8.5 billion in wholesale borrowings at a weighted-average rate paid of 5.30%; and
•	Termination of approximately $1.1 billion of repurchase and reverse repurchase agreements.

These actions were taken to improve the asset/liability profile of the Bancorp and reduce the size of the Bancorp’s available-for-sale securities portfolio to a size that is more consistent with its liquidity, collateral and interest rate risk management requirements; improve the composition of the balance sheet with a lower concentration in fixed-rate assets; lower wholesale borrowings to reduce leverage; and better position the Bancorp for an uncertain economic and interest rate environment. The pretax losses consisted of:

•	$398 million in losses on the sale of securities;
•	$17 million in losses on derivatives to hedge the price of the securities sold, recorded in other noninterest income; and
•	$39 million in charges related to the termination of certain repurchase and reverse repurchase financing agreements, recorded in other noninterest expense.

Net interest income (FTE) decreased three percent compared to 2005. Net interest margin decreased to 3.06% in 2006 from 3.23% in 2005 largely due to rising short-term interest rates, the impact of the primarily fixed-rate securities portfolio and mix shifts within the core deposit base from demand deposit and interest checking categories to savings, money market and other time deposit categories paying higher rates of interest.

Noninterest income decreased 14% in 2006 compared to 2005 primarily due to the securities and related derivative losses from the balance sheet actions taken in the fourth quarter of 2006 totaling $415 million. Excluding these losses, noninterest income increased $68 million, or three percent, compared to 2005 due to continued strong growth in electronic payment processing and corporate banking revenue offset by a $19 million decline in mortgage banking revenue. Noninterest expense increased four percent compared to 2005 primarily due to increases in volume-related bankcard expenditures, equipment expenditures and

    Fifth Third Bancorp    19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

occupancy expense related to the addition of de novo banking centers, investments in technology and the $39 million in charges related to the termination of certain repurchase and reverse repurchase agreements. Excluding the $39 million, noninterest expense increased by three percent.

In 2006, net charge-offs as a percent of average loans and leases were 44 basis points (“bp”) compared to 45 bp in 2005. At December 31, 2006, nonperforming assets as a percent of loans and leases increased to .61% from .52% at December 31, 2005.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of December 31, 2006, the Tier I capital ratio was 8.39% and the total risk-based capital ratio was 11.07%.

The Bancorp continues to invest in the geographic areas that offer the best growth prospects, as it believes this investment is the most cost efficient method of expansion within its largest affiliate markets. During 2006, the Bancorp opened 51 net new banking centers (excluding relocations and consolidations of existing facilities) with plans to add a similar amount in high-growth markets during 2007.

2007 Outlook

The following outlook represents management’s expectations for key financial statement results in 2007. The outlook reflects expectations for growth rates in 2007 compared to the full year 2006 or for a range of expected results in 2007. Our outlook is based on current expectations as of the date of this report for results within our businesses; prevailing views related to economic growth, inflation, unemployment and other economic factors; and market forward interest rate expectations. These expectations are inherently subject to risks and uncertainties. Please refer to the forward-looking statements on page 17 and the risk factors on pages 22-24 for more information.

Management expects that the annualized net charge-off ratio in the first quarter of 2007 will be below the range expected for the full year 2007. Management also expects that noninterest expense in the first quarter of 2007 will include a seasonal increase of approximately $15 million to $20 million in FICA and unemployment insurance expense compared to the fourth quarter of 2006. These first quarter expectations are included in the full-year outlook provided below.

Category	Growth, Percentage or bp range
Net interest income	High single digits
Net interest margin	3.35-3.45%
Noninterest income*	High single digits
Noninterest expense**	Mid single digits
Loans	High single digits
Core deposits	Mid single digits
Net charge-offs	Low to mid 50 bp
Effective tax rate	29-30%
Tangible equity/tangible asset ratio	2007 year-end target 7%
*	Comparison with the prior year excludes $415 million of losses recorded in noninterest income related to fourth quarter of 2006 balance sheet actions.

**

Comparison with the prior year excludes $49 million of charges: $10 million in third quarter of 2006 related to the early retirement of debt and $39 million in fourth quarter of 2006 related to termination of financing agreements.

RECENT ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. As the Bancorp has previously adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” The adoption of this Statement did not have a material impact on the Bancorp’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires recognition, as a component of other comprehensive income (net of tax), of the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 and No. 106. Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Bancorp adopted this Statement on December 31, 2006. The effect of this Statement was to recognize $59 million, after-tax, of net actuarial losses and prior service cost as a reduction to accumulated other comprehensive income.

See Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. When individual loans are impaired, allowances are allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying

20    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for loss accrual. Historical loss rates are applied to other commercial loans, which are not impaired and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

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

The Bancorp’s current methodology for determining the allowance for loan and lease losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits and other qualitative adjustments. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans.

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

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $76 million at December 31, 2006. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and retail loans would increase by approximately $30 million at December 31, 2006. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and inherent loss rates currently assigned are appropriate.

The Bancorp’s primary market areas for lending are Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Bancorp’s customers.

In the current year, the Bancorp has not substantively changed any material aspect of its overall approach to determine its allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. Based on the procedures discussed above, the Bancorp is of the opinion that the allowance of $771 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at December 31, 2006.

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the Consolidated Balance Sheets and noninterest income in the Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Bancorp’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statements of Income. At December 31, 2006, 95% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities are dependent upon the movement in market interest rates. The Bancorp’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

Fifth Third Bancorp    21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. See Note 1 of the Notes to Consolidated Financial Statements for a discussion of the recently issued accounting statement, which clarifies the accounting for uncertainty in income taxes. As described in greater detail in Note 13 of the Notes to Consolidated Financial Statements, the Internal Revenue Service is currently challenging the Bancorp’s tax treatment of certain leasing transactions. For additional information, see Note 21 of the Notes to Consolidated Financial Statements.

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

The change in the fair value of MSRs at December 31, 2006, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $23 million and $45 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $25 million and $53 million, respectively. The change in the fair value of the MSR portfolio at December 31, 2006, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $19 million and $37 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $20 million and $42 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Consolidated Financial Statements.

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

RISK FACTORS

Fifth Third’s results depend on general economic conditions within its operating markets.

Fifth Third is affected by general economic conditions in the United States as a whole and, in particular, the Midwest and Florida. An economic downturn within these markets or the nation as a whole could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

The revenues of FTPS are dependent on the transaction volume generated by its merchant and financial institution customers. This transaction volume is largely dependent on consumer and corporate spending. If consumer confidence suffers and retail sales decline, FTPS will be negatively impacted. Similarly, if an economic downturn results in a decrease in the overall volume of corporate transactions, FTPS will be negatively impacted. FTPS is also impacted by the financial stability of its merchant customers. FTPS assumes certain contingent liabilities related to the processing of Visa® and MasterCard® merchant card transactions. These liabilities typically arise from billing disputes between the merchant and the cardholder that are ultimately resolved in favor of the cardholder. These transactions are charged back to the merchant and disputed amounts are returned to the cardholder. If FTPS is unable to collect these amounts from the merchant, FTPS will bear the loss.

The fee revenue of Investment Advisors is largely dependent on the fair market value of assets under care and trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation. When general economic conditions deteriorate, consumer and corporate confidence in securities markets erodes, and Investment Advisors’ revenues are negatively impacted as asset values and trading volumes decrease. Neutral economic conditions can also negatively impact revenue when stagnant securities markets fail to attract investors.

Changes in interest rates could affect Fifth Third’s income and cash flows.

Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond

22    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fifth Third’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect Fifth Third and its shareholders.

If Fifth Third does not adjust to rapid changes in the financial services industry, its financial performance may suffer.

Fifth Third’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, Fifth Third’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors, specialty finance and insurance companies who seek to offer one-stop financial services that may include services that banks have not been able or allowed to offer to their customers in the past or may not be currently able or allowed to offer. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers.

Legislative or regulatory compliance, changes or actions or significant litigation, could adversely impact Fifth Third or the businesses in which Fifth Third is engaged.

Fifth Third is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact Fifth Third or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against Fifth Third could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect Fifth Third and its shareholders. Future changes in the laws, including tax laws, or regulations or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements.

Fifth Third is exposed to operational risk.

Fifth Third is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors.

Negative public opinion can result from Fifth Third’s actual or alleged conduct in activities, such as lending practices, data security, corporate governance and acquisitions, and may damage Fifth Third’s reputation. Additionally, actions taken by government regulators and community organizations may also damage Fifth Third’s reputation. This negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can expose it to litigation and regulatory action.

Fifth Third’s necessary dependence upon automated systems to record and process its transaction volume poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. Fifth Third may also be subject to disruptions of its operating systems arising from events that are beyond its control (for example, computer viruses or electrical or telecommunications outages). Fifth Third is further exposed to the risk that its outside service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as Fifth Third). These disruptions may interfere with service to Fifth Third’s customers and result in a financial loss or liability.

Material breaches in security of Fifth Third’s systems may have a significant effect on Fifth Third’s business.

Fifth Third collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Fifth Third and third party service providers. Fifth Third has security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. Fifth Third also has security to prevent unauthorized access to the system. In addition, Fifth Third requires its third party service providers to maintain similar controls. However, Fifth Third cannot be certain that the measures will be successful. A security breach in the system and loss of confidential information such as credit card numbers and related information could result in losing the customers’ confidence and thus the loss of their business.

Changes and trends in the capital markets may affect Fifth Third’s income and cash flows.

Fifth Third enters into and maintains trading and investment positions in the capital markets on its own behalf and on behalf of its customers. These investment positions also include derivative financial instruments. The revenues and profits Fifth Third derives from its trading and investment positions are dependent on market prices. If it does not correctly anticipate market changes and trends, Fifth Third may experience investment or trading losses that may materially affect Fifth Third and its shareholders. Losses on behalf of its customers could expose Fifth Third to litigation, credit risks or loss of revenue from those customers. Additionally, substantial losses in Fifth Third’s trading and investment positions could lead to a loss with respect to those investments and may adversely affect cash flows and funding costs.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Fifth Third’s consolidated financial statements. These changes can be hard to predict and can materially impact how Fifth Third records and reports its financial condition and results of operations. In some changes, Fifth Third could be required to apply a new or revised standard retroactively, which would result in the restatement of Fifth Third’s prior period financial statements.

The preparation of Fifth Third’s financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Two of Fifth Third’s most critical estimates are the level of the allowance for loan and lease losses and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, Fifth Third cannot provide absolute assurance that it will not significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, nor that it will not

Fifth Third Bancorp    23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recognize a significant provision for impairment of its mortgage servicing rights. For more information on the sensitivity of these estimates, please refer to the Critical Accounting Policies section.

Fifth Third could suffer if it fails to attract and retain skilled personnel.

As Fifth Third continues to grow, its success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities and markets that Fifth Third serves is great and Fifth Third may not be able to hire these candidates and retain them. If Fifth Third is not able to hire or retain these key individuals, Fifth Third may be unable to execute its business strategies and may suffer adverse consequences to its business, operations and financial condition.

Fifth Third and/or the holders of its securities could be adversely affected by unfavorable ratings from rating agencies.

Fifth Third’s ability to access the capital markets is important to its overall funding profile. This access is affected by the ratings assigned by rating agencies to Fifth Third, certain of its affiliates and particular classes of securities they issue. The interest rates that Fifth Third pays on its securities are also influenced by, among other things, the credit ratings that it, its affiliates and/or its securities receive from recognized rating agencies. A downgrade to Fifth Third’s, or its affiliates’, credit rating will affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to Fifth Third, its affiliates or their securities could also create obligations or liabilities to Fifth Third under the terms of its outstanding securities that could increase Fifth Third’s costs or otherwise have a negative effect on Fifth Third’s results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by Fifth Third or its affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

Fifth Third’s stock price is volatile.

Fifth Third’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Actual or anticipated variations in earnings;
•	Changes in analysts’ recommendations or projections;
•	Fifth Third’s announcements of developments related to its businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	Actions by government regulators;
•	New technology used or services offered by traditional and non-traditional competitors; and
•	News reports of trends, concerns and other issues related to the financial services industry.

Fifth Third’s stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to Fifth Third’s performance. General market price declines or market volatility in the future could adversely affect the price of its common stock, and the current market price of such stock may not be indicative of future market prices.

Fifth Third’s ability to receive dividends from its subsidiaries accounts for most of its revenue and could affect its liquidity and ability to pay dividends.

Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Fifth Third’s bank and certain nonbank subsidiaries may pay. Also, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on Fifth Third Bancorp’s ability to receive dividends from its subsidiaries could have a material adverse effect on Fifth Third Bancorp’s liquidity and ability to pay dividends on stock or interest and principal on its debt.

Future acquisitions may dilute current shareholders’ ownership of Fifth Third and may cause Fifth Third to become more susceptible to adverse economic events.

Future business acquisitions could be material to Fifth Third and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interest. Acquisitions also could require Fifth Third to use substantial cash or other liquid assets or to incur debt. In those events, it could become more susceptible to economic downturns and competitive pressures.

Difficulties in combining the operations of acquired entities with Fifth Third’s own operations may prevent Fifth Third from achieving the expected benefits from its acquisitions.

Inherent uncertainties exist in integrating the operations of an acquired entity. Fifth Third may not be able to fully achieve its strategic objectives and operating efficiencies in an acquisition. In addition, the markets and industries in which Fifth Third and its potential acquisition targets operate are highly competitive. Fifth Third may lose customers or the customers of acquired entities as a result of an acquisition. Future acquisition and integration activities may require Fifth Third to devote substantial time and resources and as a result Fifth Third may not be able to pursue other business opportunities. These factors could contribute to Fifth Third not achieving the expected benefits from its acquisitions within desired time frames, if at all.

24    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits and wholesale funding. The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

The continued increases in short-term rates during the first half of 2006 and the subsequent inverted interest rate yield curve negatively impacted Fifth Third as well as other financial institutions in 2006. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 107 bp in 2005 to negative 6 bp in 2006. At December 31, 2006, this interest rate spread declined to negative 31 bp. This significant decline illustrates the relative pressure between shorter-term and longer-term funding costs and general securities portfolio reinvestment opportunities.

Net interest income declined three percent to $2.9 billion as a result of the net interest margin contracting 17 bp to 3.06%. The decline in the net interest margin occurred despite an increase in average loans and leases of eight percent and an increase in average core deposits of five percent. In terms of mix between volume and yield, net interest income decreased eight percent due to the impact of changes in interest rates. The decline in net interest margin largely resulted from the decrease in net interest spread, from 2.76% in 2005 to 2.37% in 2006, attributable to the increased cost of deposits and wholesale funding, the impact of the primarily fixed-rate securities portfolio and the change in mix within the core deposit base. The decrease in net interest spread was partially offset by an increased benefit from free funding of 69 bp in 2006, up 22 bp over 2005. The relatively large increase in the benefit of free funding was the result of higher funding costs and an improvement in the net free funding position of the Bancorp, calculated as total noninterest-bearing liabilities and shareholders’ equity less noninterest-earning assets, which increased two percent to $16.7 billion.

In light of the Bancorp’s asset/liability considerations and changing market conditions, the Bancorp’s Board of Directors approved several actions on November 20, 2006 to strategically shift the composition of its balance sheet. These actions reduced the size of the Bancorp’s available-for-sale securities portfolio to a size that is more consistent with its liquidity, collateral and interest rate risk management requirements; improved the composition of the balance sheet with a lower concentration of fixed-rate assets; lowered wholesale borrowings to reduce leverage; and better positioned the Bancorp for an uncertain economic and interest rate environment. Specifically, these actions included (i) the sale of $11.3 billion in available-for-sale securities with a weighted-average yield of 4.30%; (ii) reinvestment of approximately $2.8 billion in available-for-sale securities that are more efficient when used as collateral; (iii) repayment of $8.5 billion in wholesale borrowings at an average rate paid of 5.30%; and (iv) the termination of approximately $1.1 billion of repurchase and reverse repurchase agreements. These actions are expected to result in a benefit to net interest income in 2007, given current market expectations, of approximately $110 million to $120 million, and a benefit to the net interest margin in 2007 of approximately 35-40 bp.

The growth in average loans and leases in 2006 outpaced core deposit growth by $2.7 billion. The funding shortfall was more than offset by a $4.0 billion reduction in the average available-for-sale securities portfolio. In addition to the fourth quarter sale of available-for-sale securities mentioned above, throughout 2006, the Bancorp continued to use cash flows from its securities portfolio to reduce its reliance on wholesale funding. In the third quarter of 2006, the Bancorp also sold approximately $726 million from its securities portfolio, which represented nearly all of its position in Federal Home Loan Mortgage Corporation (“FHLMC”) callable debt, in order to manage its credit exposure to FHLMC. In 2006, wholesale funding represented 41% of interest-bearing liabilities, down from 44% in 2005.

During 2006, the Bancorp continued its deposit pricing strategy of moving away from promotional rates and towards highly competitive daily rates. As part of this strategy, the Bancorp maintains competitive deposit rates in all of its affiliate markets and across all of its deposit products. Additionally, interest-checking balances have continued to migrate into money market, savings and time deposit accounts. During 2006, interest-checking balances were 36% of average interest-bearing core deposits and savings and money market combined to represent 41%, compared to 44% and 36%, respectively, in 2005.

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2006	2005	2004	2003	2002
Interest income (FTE)	$5,981	5,026	4,150	4,030	4,168
Interest expense	3,082	2,030	1,102	1,086	1,430
Net interest income (FTE)	2,899	2,996	3,048	2,944	2,738
Provision for loan and lease losses	343	330	268	399	246
Net interest income after provision for loan and lease losses (FTE)	2,556	2,666	2,780	2,545	2,492
Noninterest income	2,153	2,500	2,465	2,483	2,183
Noninterest expense	3,056	2,927	2,972	2,551	2,337
Income from continuing operations before income taxes, minority interest and cumulative effect (FTE)	1,653	2,239	2,273	2,477	2,338
Fully taxable equivalent adjustment	26	31	36	39	39
Applicable income taxes	443	659	712	786	734
Income from continuing operations before minority interest and cumulative effect	1,184	1,549	1,525	1,652	1,565
Minority interest, net of tax	-	-	-	(20)	(38)
Income from continuing operations before cumulative effect	1,184	1,549	1,525	1,632	1,527
Income from discontinued operations, net of tax	-	-	-	44	4
Income before cumulative effect	1,184	1,549	1,525	1,676	1,531
Cumulative effect of change in accounting principle, net of tax	4	-	-	(11)	-
Net income	$1,188	1,549	1,525	1,665	1,531
Earnings per share, basic	$2.14	2.79	2.72	2.91	2.64
Earnings per share, diluted	2.13	2.77	2.68	2.87	2.59
Cash dividends declared per common share	1.58	1.46	1.31	1.13	.98

Fifth Third Bancorp    25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 4: CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME (FTE)

For the years ended December 31	2006			2005			2004
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (a):
Commercial loans	$20,400	$1,479	7.25%	$18,241	$1,063	5.83%	$14,908	$682	4.57%
Commercial mortgage	9,797	700	7.15	8,923	551	6.17	7,391	387	5.23
Commercial construction	6,015	460	7.64	5,525	342	6.19	3,807	181	4.76
Commercial leases	3,730	185	4.97	3,495	179	5.11	3,296	181	5.49
Subtotal - commercial	39,942	2,824	7.07	36,184	2,135	5.90	29,402	1,431	4.87
Residential mortgage	8,855	525	5.93	8,396	463	5.52	6,454	357	5.52
Residential construction	719	43	6.02	586	32	5.48	347	17	4.99
Other consumer loans	22,649	1,556	6.87	20,749	1,216	5.86	18,542	947	5.10
Consumer leases	1,328	63	4.72	1,822	84	4.59	2,297	108	4.71
Subtotal - consumer	33,551	2,187	6.52	31,553	1,795	5.69	27,640	1,429	5.17
Total loans and leases	73,493	5,011	6.82	67,737	3,930	5.80	57,042	2,860	5.01
Securities:
Taxable	20,306	904	4.45	24,017	1,032	4.30	29,365	1,217	4.15
Exempt from income taxes (a)	604	45	7.38	789	58	7.39	917	68	7.44
Other short-term investments	378	21	5.52	193	6	2.89	315	5	1.48
Total interest-earning assets	94,781	5,981	6.31	92,736	5,026	5.42	87,639	4,150	4.73
Cash and due from banks	2,495			2,758			2,216
Other assets	8,713			8,102			5,763
Allowance for loan and lease losses	(751)			(720)			(722)
Total assets	$105,238			$102,876			$94,896
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest checking	$16,650	$398	2.39%	$18,884	$314	1.66%	$19,434	$174.89%
Savings	12,189	363	2.98	10,007	176	1.76	7,941	58.72
Money market	6,366	261	4.10	5,170	140	2.71	3,473	39	1.12
Other time deposits	10,500	433	4.12	8,491	263	3.09	6,208	162	2.62
Certificates -$100,000 and over	5,795	278	4.80	4,001	129	3.22	2,403	48	1.99
Foreign office deposits	3,711	177	4.76	3,967	126	3.17	4,449	58	1.31
Federal funds purchased	4,148	208	5.02	4,225	138	3.26	5,896	77	1.30
Short-term bank notes	-	-	-	248	6	2.60	1,003	15	1.46
Other short-term borrowings	4,522	194	4.28	5,038	138	2.74	6,640	78	1.14
Long-term debt	14,247	770	5.40	16,384	600	3.66	13,323	393	2.95
Total interest-bearing liabilities	78,128	3,082	3.94	76,415	2,030	2.66	70,770	1,102	1.56
Demand deposits	13,741			13,868			12,327
Other liabilities	3,558			3,276			2,939
Total liabilities	95,427			93,559			86,036
Shareholders’ equity	9,811			9,317			8,860
Total liabilities and shareholders’ equity	$105,238			$102,876			$94,896
Net interest income margin		$2,899	3.06%		$2,996	3.23%		$3,048	3.48%
Net interest rate spread			2.37			2.76			3.17
Interest-bearing liabilities to interest-earning assets			82.43			82.40			80.75
(a)	The net taxable-equivalent adjustments included in the above table are $26 million, $31 million and $36 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The cost of interest-bearing core deposits was 3.18% in 2006, up from 2.10% in 2005. Despite the increasing deposit rates, the relative cost advantage of interest-bearing core deposits compared to wholesale funding increased from 126 bp in 2005 to 183 bp in 2006. Due to the increasing relative cost advantage of core deposits, the Bancorp has continued to expand its branching network to increase its presence in markets that offer the best growth prospects. In 2006, the Bancorp added 51 net new banking centers with plans to add a similar amount in 2007.

Interest income (FTE) from loans and leases increased $1.1 billion, or 28%, compared to 2005. The increase resulted from the growth in average loans and leases of eight percent as well as a 102 bp increase in average rates. Average commercial loans and leases grew 10% in 2006 due to growth in all subcategories. The yield on commercial loans and leases expanded by 117 bp to 7.07% in 2006. The yield expansion was greatest in commercial loans and commercial construction due to the increase in short-term interest rates and the subsequent repricing. Average consumer loans and leases increased by six percent in 2006 driven primarily by the 23% increase in residential construction and nine percent increase in other consumer loans. Other consumer loans primarily consist of direct and indirect home equity lines and loans, direct and indirect auto loans and credit cards. The average consumer loan and lease yield increased 83 bp to 6.52%.

Interest income (FTE) from investment securities and short-term investments decreased $126 million to $970 million in 2006 compared to 2005 due to the previously mentioned reduction of the investment securities portfolio. The average yield on taxable securities increased by only 15 bp as a result of the relative stability in longer-term interest rates.

The interest on core deposits increased $562 million, or 63%, in 2006 over 2005 due to increases in short-term interest rates and increasing average balances. Average interest-bearing core deposits increased $3.2 billion, or seven percent, compared to 2005. The Bancorp continues to focus on growing its core deposit balances in order to improve the funding mix and improve net interest margin trends. The growth in noninterest-bearing funds and other core deposits is a critical component in the growth of net interest income.

The interest on wholesale funding increased by $490 million, or 43%, in 2006 compared to 2005 due to increasing short-term interest rates partially offset by a $1.4 billion, or four percent, decrease in average balances. Throughout 2006, the Bancorp used the proceeds from the securities portfolio to lessen its reliance on

26    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

wholesale funding in order to reduce leverage and better position the Bancorp for the uncertain rate environment.

Table 4 presents the components of net interest income, net interest margin and net interest spread for 2006, 2005 and 2004. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 5 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

TABLE 5: CHANGES IN NET INTEREST INCOME (FTE) ATTRIBUTED TO VOLUME AND YIELD/RATE (a)

For the years ended December 31	2006 Compared to 2005			2005 Compared to 2004
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Increase (decrease) in interest income:
Loans and leases:
Commercial loans	$136	280	416	171	210	381
Commercial mortgage	57	92	149	88	76	164
Commercial construction	32	86	118	96	65	161
Commercial leases	11	(5)	6	10	(12)	(2)
Subtotal - commercial	236	453	689	365	339	704
Residential mortgage	26	36	62	106	-	106
Residential construction	8	3	11	13	2	15
Other consumer loans	118	222	340	120	149	269
Consumer leases	(23)	2	(21)	(22)	(2)	(24)
Subtotal - consumer	129	263	392	217	149	366
Total loans and leases	365	716	1,081	$582	488	1,070
Securities:
Taxable	(164)	36	(128)	(228)	43	(185)
Exempt from income taxes	(13)	-	(13)	(10)	-	(10)
Other short-term investments	8	7	15	(2)	3	1
Total change in interest income	196	759	955	342	534	876
Increase (decrease) in interest expense:
Interest checking	(41)	125	84	(5)	145	140
Savings	45	142	187	18	100	118
Money market	38	83	121	26	75	101
Other time deposits	71	99	170	68	33	101
Certificates - $100,000 and over	71	78	149	42	39	81
Foreign office deposits	(9)	60	51	(7)	75	68
Federal funds purchased	(3)	73	70	(27)	88	61
Short-term bank notes	(6)	-	(6)	(9)	-	(9)
Other short-term borrowings	(15)	71	56	(23)	83	60
Long-term debt	(86)	256	170	103	104	207
Total change in interest expense	65	987	1,052	186	742	928
Total change in net interest income	$131	(228)	(97)	156	(208)	(52)
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute amount of change in volume or yield/rate.

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

The provision for loan and lease losses increased to $343 million in 2006 compared to $330 million in 2005. The $13 million increase from the prior year is due to both the increase in nonperforming assets from $361 million in 2005 to $455 million in 2006 and increased loan growth throughout the year. As of December 31, 2006, the allowance for loan and lease losses as a percent of loans and leases declined modestly to 1.04% from 1.06% at December 31, 2005.

Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

In 2006, the Bancorp refined its presentation of noninterest income in order to provide more granularity around its revenue streams. The primary result of this refinement was the consolidation of the Bancorp’s interest rate derivative sales, international service fees, institutional sales and loan and lease syndication fees into a new income statement line item titled corporate banking revenue.

Total noninterest income decreased 14% compared to 2005 primarily due to the impact of the previously mentioned balance sheet actions taken in the fourth quarter of 2006. Excluding the $415 million impact of these actions, noninterest income increased $68 million, or three percent, over 2005. The components of noninterest income are shown in Table 6.

Electronic payment processing revenue increased $109 million, or 15%, in 2006 as FTPS realized growth in each of its three product lines. Merchant processing revenue increased $45 million, or 13%, to $395 million due to the addition of new national merchant customers and resulting increases in merchant transaction volumes. EFT revenue increased $41 million, or 16%, to $297 million as a result of continued success in attracting financial institution customers. Card issuer interchange increased $23 million, or 16%, to $165 million on sales volume increases of 15%. The Bancorp continues to see significant opportunities in attracting new financial institution customers and retailers. The Bancorp handles electronic processing for over 142,000 merchant locations and 2,300 financial institutions worldwide, including The Kroger Co., Nordstrom, Inc., the Armed Forces Financial Network and, during 2006, added Talbots and Gregg Appliances, Inc.

Fifth Third Bancorp    27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2006	2005	2004	2003	2002
Electronic payment processing revenue	$857	748	631	593	528
Service charges on deposits	517	522	515	485	431
Mortgage banking net revenue	155	174	178	302	188
Investment advisory revenue	367	358	363	335	325
Corporate banking revenue	318	299	228	241	195
Other noninterest income	300	360	587	443	369
Securities gains (losses), net	(364)	39	(37)	81	114
Securities gains, net – non-qualifying hedges on mortgage servicing rights	3	-	-	3	33
Total noninterest income	$2,153	2,500	2,465	2,483	2,183
TABLE 7: COMPONENTS OF MORTGAGE BANKING NET REVENUE
For the years ended December 31 ($ in millions)	2006	2005	2004	2003	2002
Origination fees and gains on loan sales	$92	128	112	353	252
Servicing revenue:
Servicing fees	121	109	109	114	132
Servicing rights amortization	(68)	(73)	(93)	(176)	(156)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	10	10	50	11	(40)
Net servicing revenue	63	46	66	(51)	(64)
Mortgage banking net revenue	$155	174	178	302	188

Service charges on deposits were relatively flat compared to 2005. Commercial deposit revenues were comparable to the prior year as the overall growth in commercial account relationships was offset by a 34% increase in earnings credits on compensating balances as a result of the higher interest rate environment. Retail deposit revenues were flat in 2006 compared to 2005. Net new consumer deposit account production increased by 40% during 2006 compared to 2005. However, the production increase was offset by lower consumer overdraft fees. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Bancorp.

Mortgage banking net revenue decreased to $155 million in 2006 from $174 million in 2005. The components of mortgage banking net revenue are shown in Table 7. Origination fees and gains on loans sales decreased $36 million due to lower origination volume, the increasingly competitive nature of the business and the effects of the inverted yield curve. Originations in 2006 were $9.4 billion compared to $9.9 billion in 2005.

Mortgage net servicing revenue increased by $17 million compared to 2005. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Bancorp’s total residential mortgage loans serviced at December 31, 2006 and 2005 were $37.9 billion and $34.0 billion, respectively, with $28.7 billion and $25.7 billion, respectively, of residential mortgage loans serviced for others.

The increase in interest rates and the resulting decrease in changing prepayment speeds led to a recovery in temporary impairment of $19 million in 2006 and $33 million in 2005. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 7 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with the impact of changes in interest rates on the MSR portfolio. The Bancorp recognized a net loss of $9 million and $23 million in 2006 and 2005, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 8 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp began to acquire various securities (primarily principal-only strips) during 2005 as a component of its non-qualifying hedging strategy. A gain of $3 million was recognized in 2006 on the sale of securities used to hedge the MSR portfolio.

Investment advisory revenues were up modestly in 2006 compared to 2005. Private client revenues increased $10 million, or eight percent due to growth in nearly all subcategories on the strength of cross-sell initiatives within the private client group. This increase was partially offset by a decrease in mutual fund fees of $7 million, or 10%, reflecting the effects of a shift toward a greater open architecture framework where investors are provided with other mutual fund options in addition to the family of Fifth Third Funds.* The Bancorp continues to focus its sales efforts on improving execution in retail brokerage and retail mutual funds and on growing the institutional money management business by improving penetration and cross-sell in its large middle-market commercial customer base. The Bancorp is one of the largest money managers in the Midwest and as of December 31, 2006 had approximately $220 billion in assets under care, $34 billion in assets under management and $12 billion in its proprietary Fifth Third Funds.*

Compared to 2005, corporate banking revenue increased $19 million primarily due to a $13 million, or 13%, increase in commercial syndication fees. Other increases included a $4 million, or five percent, increase in derivative product revenues and $2 million, or six percent, increase in underwriting revenues. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

The major components of other noninterest income for each of the last five years are shown in Table 8. Other noninterest income declined 17% compared to the prior year. The decrease was primarily attributable to the continued planned run off in the consumer operating lease portfolio and a $17 million loss in mark-to-market free-standing derivatives related to the balance sheet actions taken in the fourth quarter. Operating lease revenues in

*FIFTH THIRD FUNDS® PERFORMANCE DISCLOSURE

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

28    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 consisted of commercial operating lease revenues that increased $10 million to $18 million and consumer operating lease revenues that decreased $39 million to $8 million compared to 2005. Operating lease revenues will moderate throughout 2007 as automobile leases continue to mature and are offset by originations of commercial operating leases.

The Bancorp recognized net securities losses of $364 million in 2006. Securities losses in 2006 primarily consisted of losses resulting from balance sheet actions taken during the fourth quarter of 2006 partially offset by a $78 million gain from the sale of MasterCard, Inc. shares.

TABLE 8: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2006	2005	2004	2003	2002
Cardholder fees	$49	46	39	41	36
Consumer loan and lease fees	47	50	57	65	70
Operating lease income	26	55	156	124	-
Bank owned life insurance income	86	91	61	62	62
Insurance income	28	27	28	25	55
Gain on sales of third-party sourced merchant processing contracts	-	-	157	-	-
Other	64	91	89	126	146
Total other noninterest income	$300	360	587	443	369

Noninterest Expense

The Bancorp continued to focus on expense control during 2006 and expects growth in noninterest expenses to be consistent with recent trends through 2007. Cost savings initiatives will continue to be somewhat mitigated by investments in certain high opportunity markets, as evidenced by the de novo banking centers added in 2006.

During 2006, the Bancorp continued its investment in the expansion of the retail distribution network and in its information technology infrastructure. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 60.5% and 53.2% for 2006 and 2005, respectively, and was affected by the balance sheet actions during the fourth quarter of 2006. Excluding fourth quarter balance sheet actions, the efficiency ratio for 2006 was 55.2%; comparison being provided to supplement an understanding of fundamental trends. Total noninterest expense increased four percent in 2006 compared to 2005. This comparison is impacted by $49 million of debt and other financing agreement termination charges. Exclusive of these charges, total noninterest expense increased by $80 million, or three percent, over 2005 primarily due to increases in volume-related bankcard costs and occupancy expenditures related to the addition of de novo banking centers.

Total personnel cost (salaries, wages and incentives plus employee benefits) increased by four percent in 2006 compared to 2005. The increases are related to employee incentives, increased medical insurance costs and a change in accounting for retirement eligible stock compensation as a result of the implementation of SFAS 123(R). See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation. As of December 31, 2006, the Bancorp employed 22,385 employees, of which 6,140 were officers and 2,715 were part-time employees. Full time equivalent employees totaled 21,362 as of December 31, 2006 compared to 21,681 as of December 31, 2005.

Net occupancy expenses increased 11% in 2006 over 2005 due to the addition of 51 net new banking centers. The Bancorp remains focused on expanding its retail franchise through de novo growth with plans to open approximately 50 net new banking centers in 2007.

Total other noninterest expense increased three percent in 2006 compared to 2005 primarily due to volume-related bankcard costs and previously mentioned debt and other financing agreement termination charges. Exclusive of these termination charges, other noninterest income decreased $11 million, or one percent. Marketing expense was stable compared to the prior year and remains primarily focused on deposit generation. Bankcard expense increased 16% compared to last year due to an increase in the number of merchant and retail customers as well as continuing growth in debit and credit card usage. Operating lease expense declined 55% from 2005 as a result of the continued planned run off of the automobile operating lease portfolio as noted above.

TABLE 9: NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2006	2005	2004	2003	2002
Salaries, wages and incentives	$1,174	1,133	1,018	1,031	1,029
Employee benefits	292	283	261	240	201
Equipment expense	122	105	84	82	79
Net occupancy expense	245	221	185	159	142
Other noninterest expense	1,223	1,185	1,424	1,039	886
Total noninterest expense	$3,056	2,927	2,972	2,551	2,337
TABLE 10: COMPONENTS OF OTHER NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2006	2005	2004	2003	2002
Marketing and communications	$124	126	99	99	96
Postal and courier	49	50	49	49	48
Bankcard	317	271	224	197	170
Loan and lease	93	89	82	106	91
Travel	52	54	41	35	38
Information technology and operations	112	114	87	76	54
Operating lease	18	40	114	94	-
Debt and other financing agreement termination	49	-	325	20	-
Other	409	441	403	363	389
Total other noninterest expense	$1,223	1,185	1,424	1,039	886

Fifth Third Bancorp    29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 11: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2006	2005	2004	2003	2002
Income from continuing operations before income taxes, minority interest and cumulative effect	$1,627	2,208	2,237	2,438	2,299
Applicable income taxes	443	659	712	786	734
Effective tax rate	27.2%	29.9	31.8	32.3	31.9

Applicable Income Taxes

The Bancorp’s income from continuing operations before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated are shown in Table 11. Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. In 2006, the lower pretax income combined with tax credits at a level consistent with the prior years and favorable resolution of certain tax examinations resulted in a decrease in the effective tax rate. In 2007, the Bancorp expects the effective tax rate to be approximately 29%-30%.

Cumulative Effect of Change in Accounting Principle

In the first quarter of 2006, the Bancorp recognized a benefit of approximately $4 million, net of $2 million of tax, related to the adoption of SFAS No. 123(R). The benefit recognized relates to the Bancorp’s estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

Comparison of 2005 with 2004

Net income in 2005 increased $24 million compared to 2004. Diluted earnings per common share were $2.77 compared to $2.68. In 2005, return on average assets was 1.50% and return on average shareholders’ equity was 16.6% versus 1.61% and 17.2%, respectively, in 2004. Net income in 2004 was negatively impacted by balance sheet actions, which included debt termination charges and securities losses totaling $404 million pretax. Earnings were positively impacted by a $157 million pretax gain resulting from the sale of certain third- party sourced merchant processing contracts in 2004 and securities gains totaling $39 million pretax in 2005.

Net interest income (FTE) decreased $52 million in 2005 compared to 2004. The net interest margin decline to 3.23% in 2005 from 3.48% in 2004 was primarily attributable to the rise in short-term interest rates, the impact of the primarily fixed-rate securities portfolio and mix shifts within the core deposit base. The decline in net interest margin occurred despite a six percent increase in average interest-earning assets from 2004 to 2005.

Noninterest income increased $35 million in 2005 compared to 2004. The comparison to 2004 is impacted by the gain on sale of certain third-party sourced merchant processing contracts in 2004. Exclusive of this gain, noninterest income increased eight percent compared to 2005. The increase in noninterest income was attributable to increased electronic payment processing revenue and corporate banking revenue offset by a decrease in operating lease revenue as a result of the run off of the automobile operating lease portfolio.

Noninterest expense decreased $45 million in 2005 compared to 2004. Increases in salaries, wages and incentives were offset by the previously discussed debt termination charges in 2004 totaling $325 million. The increased salaries, wages and incentives were a result of the sales force expansion and the addition of employees from the acquisition of First National Bankshares of Florida, Inc. on January 1, 2005.

The provision for loan and lease losses was $330 million in 2005 compared to $268 million in 2004. The increase in the provision was due to the increase in nonperforming assets as well as a 17% portfolio loan growth. The total allowance for loan and lease losses as a percent of total loans and leases was 1.06% at December 31, 2005 compared to 1.19% at December 31, 2004.

30    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT REVIEW

The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. During the first quarter of 2006, the Bancorp began reporting its Retail line of business as two business segments, Branch Banking and Consumer Lending. All prior year information has been updated to reflect this presentation. Further detailed financial information on each business segment is included in Note 28 of the Notes to Consolidated Financial Statements.

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. Revisions to the Bancorp’s methodologies are applied on a retroactive basis. During the fourth quarter of 2006, the Bancorp changed its application of the provision for loan and lease losses to the segments to include only actual net charge-offs.

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on servicing customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the Treasury swap curve. Matching the duration, or the effective term until an instrument can be repriced, allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology, including the benefit from the widening spread between deposit costs and wholesale funding, is captured in Other/Eliminations. During the fourth quarter of 2006, the Bancorp made certain changes to the average duration of indeterminate-lived deposits and corresponding changes to the FTP crediting rates assigned to those deposits. This change more closely aligns the crediting rates to the expected economic benefit while continuing to insulate the segments from interest rate volatility. Prior period results have been conformed to current period presentation.

The financial results of the business segments include allocations for shared services and headquarter expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Net income by business segment is summarized in the table below.

TABLE 12: BUSINESS SEGMENT NET INCOME

For the years ended December 31 ($ in millions)	2006	2005	2004
Income Statement Data
Commercial Banking	$651	614	563
Branch Banking	570	548	620
Consumer Lending	137	160	211
Investment Advisors	81	76	96
Processing Solutions	180	117	204
Other/Eliminations	(431)	34	(157)
Acquisitions	-	-	(12)
Net income	$1,188	1,549	1,525

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

TABLE 13: COMMERCIAL BANKING

For the years ended December 31 ($ in millions)	2006	2005	2004
Income Statement Data
Net interest income (FTE) (a)	$1,254	1,190	1,104
Provision for loan and lease losses	105	97	82
Noninterest income:
Corporate banking revenue	304	287	217
Service charges on deposits	147	153	155
Other noninterest income	64	54	37
Noninterest expense:
Salaries, incentives and benefits	240	239	196
Other noninterest expenses	521	478	414
Income before taxes	903	870	821
Applicable income taxes (a)	252	256	258
Net income	$651	614	563
Average Balance Sheet Data
Commercial loans	$33,559	30,373	27,267
Demand deposits	6,153	6,291	6,197
Interest checking	3,888	3,165	2,455
Savings and money market	5,181	4,958	3,642
Certificates over $100,000	1,734	1,099	647
(a)	Includes taxable-equivalent adjustments of $13 million for 2006, 2005 and 2004.

Net income increased $37 million, or six percent, compared to 2005 largely as a result of loan and deposit growth and success in the sale of corporate banking services. Average loans and leases increased 11% over 2005, to $33.6 billion, with growth occurring across all loan categories. The moderate decrease in average demand deposits from the prior year primarily due to lower relative compensating balance requirements was more than offset by increases in interest checking and savings and money market deposits. Average core deposits increased to $15.2 billion in 2006 from $14.4 billion in 2005. The increase in average core deposits and loans and leases and the related net FTP impact led to a $64 million increase in net interest income compared to the prior year. The provision for loan and lease losses, which now equals net charge-offs, increased $8 million over 2005. Net charge-offs as a percent of average loans remained flat at 31 bp in 2006 compared to 32 bp in 2005 and 30 bp in 2004.

Noninterest income increased $21 million, or four percent, compared to 2005 largely due to an increase in corporate banking revenue of $17 million, or six percent. Increases in corporate banking revenue occurred in nearly all sub captions. Other noninterest income fee lines displayed mixed results compared to the prior year, as operating lease income grew from $8 million to $18 million, while service charges on deposits decreased four percent due largely to increased earnings credits.

Noninterest expense increased $44 million, or six percent, in 2006 compared to 2005 primarily due to volume-related increases in loan, bankcard, operating lease and data processing expenses.

Fifth Third Bancorp    31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,150 banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 14: BRANCH BANKING

For the years ended December 31 ($ in millions)	2006	2005	2004
Income Statement Data
Net interest income	$1,290	1,251	1,247
Provision for loan and lease losses	101	91	70
Noninterest income:
Electronic payment processing	195	164	132
Service charges on deposits	358	359	365
Investment advisory revenue	87	86	86
Other noninterest income	123	107	99
Noninterest expense:
Salaries, incentives and benefits	451	456	398
Net occupancy and equipment expenses	153	137	128
Other noninterest expenses	468	437	393
Income before taxes	880	846	940
Applicable income taxes	310	298	320
Net income	$570	548	620
Average Balance Sheet Data
Consumer loans	$11,391	10,687	9,382
Commercial loans	4,297	3,995	3,416
Demand deposits	5,602	5,649	5,048
Interest checking	10,552	13,452	15,928
Savings and money market	11,755	9,045	7,807
Time deposits	11,352	9,173	7,554

Net income increased $22 million, or four percent, compared to 2005. Net interest income increased $39 million as increases in average loans and leases and total deposits were partially offset by a deposit mix shift toward higher paying deposit account types. Average loans and leases increased seven percent to $15.7 billion, led by growth in credit cards of 21% and small business loans of eight percent. Branch Banking continued to realize a shift to higher-rate deposit products throughout 2006. Interest checking and demand deposits decreased $2.9 billion, or 15%, and savings, money market and other time deposits increased $4.9 billion, or 27%, compared to 2005. The provision for loan and lease losses increased $10 million over 2005. Net charge-offs as a percent of average loans and leases increased slightly from 62 bp to 64 bp.

Noninterest income increased seven percent from 2005. Electronic payment processing revenue increased due to a $27 million, or 20%, increase in card issuer interchange and a $7 million, or 26%, increase in cardholder fees. The Bancorp expects interchange and cardholder fees to continue to grow due to the increased emphasis on cross-selling credit cards to its existing customer base.

Noninterest expense increased by four percent compared to 2005 as costs were contained despite the effect from the Bancorp’s continued de novo banking center growth strategy. Net occupancy and equipment expenses increased 11%

compared to 2005 as a result of the continued opening of new banking centers. 51 banking centers were opened in 2006, and 63 in 2005, that did not involve the relocation or consolidation of existing facilities. The Bancorp will continue to position itself for sustained long-term growth through new banking center additions. Card processing expenses increased $15 million on greater sales volumes, and marketing expenses increased $8 million primarily related to attracting new core deposit accounts.

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage and home equity lending activities and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans or pools of loans or lines of credit and all associated hedging activities. Other indirect lending activities include loans to consumers through mortgage brokers, auto dealers and federal and private student education loans. The table below contains selected financial data for the Consumer Lending segment.

TABLE 15: CONSUMER LENDING

For the years ended December 31 ($ in millions)	2006	2005	2004
Income Statement Data
Net interest income	$380	397	421
Provision for loan and lease losses	94	90	84
Noninterest income:
Mortgage banking net revenue	148	165	167
Other noninterest income	81	125	227
Noninterest expense:
Salaries, incentives and benefits	101	98	102
Other noninterest expenses	202	252	309
Income before taxes	212	247	320
Applicable income taxes	75	87	109
Net income	$137	160	211
Average Balance Sheet Data
Consumer loans	$20,430	19,161	17,536

Net income decreased $23 million, or 14%, compared to 2005. Net interest income decreased $17 million, or four percent, despite average loans and leases increasing seven percent, due to a 17 bp decline in the spread between loan yields and the related FTP charge as a result of the shift in the mix of loans and the increasingly competitive environment in which this segment competes. The Bancorp is focused on meeting its customers’ varying financial needs by offering new consumer products while maintaining its current credit quality profile.

The Bancorp had mortgage originations of $9.4 billion, $9.9 and $8.4 billion in 2006, 2005 and 2004, respectively. As a result of the decrease in originations and the corresponding decrease in gains on sales of mortgages, mortgage banking net revenue decreased $17 million, or 10%. Decreases in other noninterest income and expense were largely a result of the planned run off of the consumer operating lease portfolios. Operating lease income and expense decreased from 2005 by $39 million and $29 million, respectively. As the operating lease portfolio is nearing maturity, operating lease income and expense should have an immaterial effect on 2007 results.

32    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The Bancorp’s primary services include investments, trust, asset management, retirement plans and custody. Fifth Third Securities, Inc., an indirect wholly-owned subsidiary of the Bancorp, offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp, provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. The table below contains selected financial data for the Investment Advisors segment.

TABLE 16: INVESTMENT ADVISORS

For the years ended December 31 ($ in millions)	2006	2005	2004
Income Statement Data
Net interest income	$125	131	129
Provision for loan and lease losses	3	4	2
Noninterest income:
Investment advisory revenue	367	360	367
Other noninterest income	19	16	19
Noninterest expense:
Salaries, incentives and benefits	172	170	148
Other noninterest expenses	211	215	220
Income before taxes	125	118	145
Applicable income taxes	44	42	49
Net income	$81	76	96
Average Balance Sheet Data
Loans and leases	$3,068	2,684	2,176
Core deposits	4,499	3,976	3,487

Net income increased $5 million, or six percent, compared to 2005 as a result of modest growth in investment advisory revenue and a decline in noninterest expense. Net interest income declined four percent to $125 million due to the decline in interest rate spread as a result of the continued mix shift to higher cost deposit products. The negative impact of the shift in deposit mix more than offset the $384 million, or 14%, increase in average loans and leases in 2006.

Noninterest income increased three percent from 2005 as the $7 million increase in private client revenues was mitigated by a decrease in mutual fund revenue of $3 million. The decrease in mutual fund revenue was primarily the result of the deployment of an open architecture on proprietary fund sales. Noninterest expenses decreased modestly compared to the prior year due to the focus on expense control. Employee compensation is expected to increase in 2007 as the Bancorp looks to expand its sales force throughout its footprint, particularly in retail brokerage.

Processing Solutions

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The table below contains selected financial data for the Processing Solutions segment.

TABLE 17: PROCESSING SOLUTIONS

For the years ended December 31 ($ in millions)	2006	2005	2004
Income Statement Data
Net interest income	$33	28	29
Provision for loan and lease losses	10	18	10
Noninterest income:
Merchant processing	397	351	305
EFT processing	297	257	219
Other noninterest income	88	25	173
Noninterest expense:
Salaries, incentives and benefits	71	53	50
Net occupancy and equipment expenses	13	6	7
Transaction processing	303	253	205
Other noninterest expenses	140	150	145
Income before taxes	278	181	309
Applicable income taxes	98	64	105
Net income	$180	117	204

Net income increased $63 million versus the prior year. Excluding the $78 million of pretax securities gains from the sale of the Bancorp’s MasterCard, Inc. shares, included in other noninterest income, net income increased 10% compared to 2005, as electronic payment processing revenues continued to produce double-digit increases. Merchant and EFT revenues increased by 13% and 15% primarily due to new customer additions and related increased volume. 2004 results are affected by the sale of certain third-party sourced merchant processing contracts that resulted in a pretax gain of $157 million. The Bancorp continues to see opportunities to attract new financial institution customers and retailers within this business segment.

The strong increase in noninterest income was mitigated by a 14% increase in noninterest expense due to headcount additions, investment in information technology and transaction processing costs. Salaries, incentives and benefits increased 33% with the addition of over 300 employees. The 20% increase in transaction processing costs compared to 2005 primarily resulted from network membership fees and volume-related costs as the number of merchant transactions processed increased 17% over 2005.

Other/Eliminations

Other/Eliminations includes the unallocated portion of the investment securities portfolio, certain wholesale funding, unassigned equity and certain support activities, provision expense in excess of net charge-offs and other items not attributed to the business segments.

The results of Other/Eliminations were primarily impacted by the balance sheet actions in the fourth quarter of 2006 and the related loss on the sale of securities. Other/Eliminations was also impacted by wholesale funding repricing at a faster rate than securities as a result of rising short-term rates in the first half of 2006. The Bancorp experienced an increase in the average interest rate on wholesale funding from 3.36% in 2005 to 5.02% in 2006 compared to an increase in the average interest rate on securities from 4.36% in 2005 to 4.56% in 2006.

Fifth Third Bancorp    33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2006 fourth quarter earnings per diluted share were $.12 compared to $.60 per diluted share for the same period in 2005. Fourth quarter net income totaled $66 million compared to $332 million in the same quarter last year. Fourth quarter 2006 earnings and ratios were negatively impacted by $454 million in total pretax losses and charges related to balance sheet actions taken to improve the asset/liability profile of the Bancorp. The pretax losses and charges consisted of $398 million in losses on the sale of $11.3 billion in available-for-sale securities; $17 million in losses on derivatives related to the securities sold, recorded in other noninterest income; and $39 million in charges related to the termination of the repurchase and reverse agreements, recorded in other noninterest expense. Return on average assets and return on average equity were .25% and 2.6%, respectively, compared to 1.27% and 13.9% in 2005’s fourth quarter. The Bancorp’s efficiency ratio was 82.9% in the fourth quarter compared to 55.6% last year and 55.5% in the previous quarter.

Compared to the fourth quarter of 2005, net interest income (FTE) increased one percent, reflecting a two percent decline in earning assets and 5 bp improvement of the net interest margin (FTE). Compared to the third quarter of 2006, net interest income (FTE) increased by $25 million and was primarily driven by the sale of available-for-sale securities and repayment of $8.5 billion in wholesale borrowings. Solid trends in loan growth and greater stability in deposit pricing also contributed to the increase. The improvement in net interest margin in the fourth quarter was primarily due to the sales of securities, stronger core deposit growth and improved loan yields.

Overall noninterest income, excluding balance sheet actions taken in the fourth quarter, remained flat compared to the same quarter last year and increased three percent on a sequential basis.

Electronic payment processing revenues increased 14% over the same quarter last year reflecting double-digit growth in merchant processing and card interchange, though growth was mitigated by the effects of slower consumer spending throughout 2006.

Deposit service revenue decreased eight percent compared to the same quarter last year. Retail deposit revenue decreased 10% reflecting significantly lower consumer overdraft fees. The Bancorp has been encouraging its customers to enroll in overdraft protection as a means to establish stronger relationships and improve account retention. Commercial deposit revenue decreased five percent due to increased earnings credits on compensating balances.

Mortgage banking net revenue totaled $30 million in the fourth quarter compared to $42 million in the prior year fourth quarter. The decline was primarily due to decreased origination fees and lower gains on loan sales, reflecting lower market spreads. Mortgage originations were $2.3 billion in the fourth quarter and $2.5 billion in the fourth quarter of last year. Fourth quarter mortgage banking net servicing revenue totaled $7 million and was comprised of $31 million in total mortgage servicing fees, less $19 million in amortization and $5 million in net valuation adjustments on mortgage servicing rights.

Investment advisory revenues increased by four percent over the same quarter last year. The increase was driven by strong growth in private banking and moderate growth in the retail securities and institutional businesses, partially offset by lower mutual fund fees reflecting the ongoing effect of open architecture on proprietary fund sales.

Corporate banking revenue for the fourth quarter 2006 decreased 11% compared to the same quarter last year. The decrease was primarily due to unusually strong fourth quarter 2005 lease syndication fees, as well as lower letter of credit and customer interest rate derivative income.

Other noninterest income totaled $58 million in the fourth quarter compared to $77 million in the same quarter last year. The decrease from the prior year quarter was a result of the $17 million in losses on derivatives related to securities sold as part of the balance sheet actions taken in this year’s fourth quarter. Other noninterest income decreased by $29 million compared to the third quarter of 2006. Comparisons to the third quarter reflect the losses on derivatives mentioned above, in addition to $11 million in gains related to the third quarter sales of three Indiana branches and a small out-of-footprint credit card portfolio.

Total noninterest expense increased by five percent compared to the same quarter last year. Comparisons reflect a $39 million charge in the fourth quarter of 2006 associated with the termination of financing agreements as part of the balance sheet actions taken and approximately $9 million in fraud-related expenses and approximately $10 million in tax-related expense in the fourth quarter 2005. Excluding the above-mentioned items, noninterest expense increased two percent due to higher personnel expense and de novo related occupancy expense. Compared to the third quarter of 2006, total noninterest expense increased by $31 million primarily due to higher processing volume-related expenses and the $39 million in termination of financing agreements mentioned above, offset by $11 million in charges for the early retirement of debt and $8 million in pension settlement expenses incurred in the third quarter.

Net charge-offs as a percentage of average loans and leases were 52 bp in the fourth quarter, compared to 43 bp last quarter and 67 bp in the fourth quarter of 2005. Net charge-offs were $97 million in the fourth quarter, compared to $79 million in the third quarter of 2006 and $117 million in the same quarter last year. The increase from the last quarter resulted from two large commercial credits totaling $9 million, higher small business charge-offs and higher indirect consumer losses. Fourth quarter 2005 numbers reflect an elevated level of net charge-offs associated with approximately $27 million in losses from bankrupt commercial airline carriers and a $15 million increase in consumer loan and lease losses associated with increased personal bankruptcies declared prior to enacted reform legislation in 2005. The provision for loan and lease losses totaled $107 million in the fourth quarter compared to $87 million in the third quarter of 2006 and $134 million in the same quarter last year.

34    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

TABLE 18: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDING HELD FOR SALE)
As of December 31 ($ in millions)	2006	2005	2004	2003	2002
Commercial:
Commercial loans	$20,725	19,299	16,058	14,226	12,786
Commercial mortgage	10,405	9,188	7,636	6,894	5,885
Commercial construction	6,168	6,342	4,348	3,301	3,009
Commercial leases	3,841	3,698	3,426	3,264	3,019
Total commercial loans and leases	41,139	38,527	31,468	27,685	24,699
Consumer:
Residential mortgage	9,226	8,296	7,533	5,530	6,804
Residential construction	679	695	378	335	319
Credit card	1,110	866	843	762	537
Home equity	12,365	12,000	10,508	8,993	8,675
Other consumer loans	9,911	9,250	7,586	8,436	5,909
Consumer leases	1,073	1,595	2,051	2,448	2,343
Total consumer loans and leases	34,364	32,702	28,899	26,504	24,587
Total loans and leases	$75,503	71,229	60,367	54,189	49,286

Loans and Leases

Total loans and leases increased six percent compared to December 31, 2005. Table 18 presents the Bancorp’s total commercial and consumer loan and lease portfolio by the primary purpose of the loan. During 2006, the Bancorp reviewed its loan classifications, which resulted in a reclassification of approximately $450 million of commercial loans to commercial mortgage. The impact to average loans was immaterial as the reclassification took place at the end of 2006. Prior year balances were not restated. Total loans and leases grew in over half of its affiliates with double-digit growth in the Cleveland, Detroit, Lexington, Nashville, Orlando and Tampa markets.

Total commercial loans and leases increased $2.6 billion, or seven percent, compared to the prior year. Excluding the impact of the 2006 reclassification, commercial loans increased $1.9 billion or 10%, and commercial mortgage increased by approximately $800 million, or eight percent, compared to December 31, 2005. The mix of commercial loans was consistent with the prior year.

Total consumer loans and leases increased five percent compared to December 31, 2005 as a result of the introduction of new residential mortgage products and increased promotion of credit cards. Residential mortgage loans increased $930 million, or 11%, compared to 2005. Comparisons to prior years are dependent upon the volume and timing of originations as well as the timing of loan sales. Residential mortgage originations totaled $9.4 billion in 2006 compared to $9.9 billion in 2005. Credit card balances increased 28% to $1.1 billion. A key focus for the Bancorp in 2007 is increasing its penetration of credit cards within in its retail footprint. Consumer lease balances decreased 33% from December 31, 2005 largely due to continued competitive pricing from captive financing companies.

Average commercial loans and leases increased $3.8 billion, or 10%, compared to the December 31, 2005. The Bancorp experienced double-digit growth in more than half of its affiliates, including 15% in the Florida markets, 18% in Tennessee and Chicago and 26% in Cleveland.

The growth in average consumer loans and leases was a result of strong growth in each category mitigated by a decline in consumer auto leases. Average consumer loans and leases increased $2.0 billion, or six percent, compared to 2005, highlighted by 33% growth in both the Florida and Tennessee markets.

TABLE 19: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES
As of December 31 ($ in millions)	2006	2005	2004	2003	2002
Commercial:
Commercial loans	$20,400	18,241	14,908	13,672	11,665
Commercial mortgage	9,797	8,923	7,391	6,299	5,834
Commercial construction	6,015	5,525	3,807	3,097	3,023
Commercial leases	3,730	3,495	3,296	3,037	2,640
Total commercial loans and leases (including held for sale)	39,942	36,184	29,402	26,105	23,162
Consumer:
Residential mortgage	8,855	8,396	6,454	6,565	6,100
Residential construction	719	586	347	315	277
Credit card	942	797	787	591	478
Home equity	12,268	11,463	9,797	9,084	8,444
Other consumer loans	9,439	8,489	7,958	7,259	5,017
Consumer leases	1,328	1,822	2,297	2,495	2,061
Total consumer loans and leases (including held for sale)	33,551	31,553	27,640	26,309	22,377
Total loans and leases (including held for sale)	$73,493	67,737	57,042	52,414	45,539
Total portfolio loans and leases (excluding held for sale)	$72,447	66,685	55,951	49,700	43,529

Fifth Third Bancorp    35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Securities

As of December 31, 2006, total investment securities were $11.6 billion compared to $22.4 billion at December 31, 2005. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

During the fourth quarter of 2006, the Bancorp evaluated its overall balance sheet composition and took certain actions with respect to its available-for-sale securities portfolio. The Bancorp’s objective was to improve the asset/liability profile of the Bancorp and reduce the size of its available-for-sale securities portfolio to a size that is more consistent with its liquidity, collateral and interest rate risk management requirements, improve composition of the balance sheet with a lower concentration in fixed-rate assets, lower wholesale borrowings to reduce leverage and better position the Bancorp for an uncertain economic and interest rate environment. On November 20, 2006, the Bancorp’s Board of Directors approved the following actions with respect to the Bancorp’s available-for-sale securities portfolio: (i) sales of $11.3 billion in available-for-sale securities, with a weighted-average yield of approximately 4.30% and (ii) reinvestment of approximately $2.8 billion in available-for-sale securities that are more efficient when used as collateral for pledging purposes. The subsequent sale of available-for-sale securities later in the fourth quarter resulted in pretax losses of $398 million. Additionally, during the third quarter of 2006, the

Bancorp sold $726 million of FHLMC callable debt, which represented nearly all of its position in these securities, in order to reduce its credit exposure as a result of recent market events.

Net unrealized losses on the available-for-sale securities portfolio were $183 million at December 31, 2006 compared to $609 million at December 31, 2005. As of December 31, 2006, 95% of the unrealized losses in the available-for-sale securities portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities were the result of movement in market interest rates.

On an amortized cost basis, at the end of 2006, available-for-sale securities decreased $11.3 billion since December 31, 2005. At December 31, 2006, available-for-sale securities have decreased to 13% of interest-earning assets, compared to 24% at December 31, 2005. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.3 years at December 31, 2006 and 2005. At December 31, 2006, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 5.13%.

Information presented in Table 20 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

TABLE 20: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2006 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$1,392	$1,392.1		4.83%
Average life 1 – 5 years	4	4	2.6	6.53
Average life 5 – 10 years	-	-	-	-
Average life greater than 10 years	-	-	-	-
Total	1,396	1,396.1		4.83
U.S. Government sponsored agencies:
Average life of one year or less	-	-	-	-
Average life 1 – 5 years	100	95	4.9	4.20
Average life 5 – 10 years	-	-	-	-
Average life greater than 10 years	-	-	-	-
Total	100	95	4.9	4.20
Obligations of states and political subdivisions (a):
Average life of one year or less	57	57.5		7.81
Average life 1 – 5 years	403	411	3.2	7.30
Average life 5 – 10 years	106	109	6.4	7.12	(b)
Average life greater than 10 years	37	37	11.7	8.55	(b)
Total	603	614	4.0	7.33
Agency mortgage-backed securities:
Average life of one year or less	7	7.7		6.73
Average life 1 – 5 years	2,980	2,928	3.5	5.03
Average life 5 – 10 years	5,012	4,881	5.9	5.09
Average life greater than 10 years	-	-	-	-
Total	7,999	7,816	5.0	5.07
Other bonds, notes and debentures (c):
Average life of one year or less	7	8.6		35.56	(d)
Average life 1 – 5 years	155	153	2.7	5.59
Average life 5 – 10 years	10	10	9.0	5.60
Average life greater than 10 years	-	-	-	-
Total	172	171	3.1	6.75
Other securities (e)	966	961
Total available-for-sale and other securities	$11,236	$11,053	4.3	5.18%
(a)

Taxable-equivalent yield adjustments included in the above table are 2.57%, 2.42%, 2.95%, 2.25% and 2.42% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

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

(d)	Amount includes residual interest in an auto securitization with a cost of $5 million and fair market value of $6 million, which is expected to mature in 2007.
(e)

Other securities consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank restricted stock holdings that are carried at cost, FHLMC preferred stock holdings, certain mutual fund holdings and equity security holdings.

36    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: COMPONENTS OF INVESTMENT SECURITIES (AMORTIZED COST BASIS)

As of December 31 ($ in millions)	2006	2005	2004	2003	2002
Available-for-sale and other:
U.S. Treasury and Government agencies	$1,396	506	503	838	303
U.S. Government sponsored agencies	100	2,034	2,036	3,877	2,308
Obligations of states and political subdivisions	603	657	823	922	1,033
Agency mortgage-backed securities	7,999	16,127	17,571	21,101	19,328
Other bonds, notes and debentures	172	2,119	2,862	1,401	1,084
Other securities	966	1,090	1,006	937	734
Total available-for-sale and other securities	$11,236	22,533	24,801	29,076	24,790
Held-to-maturity:
Obligations of states and political subdivisions	$345	378	245	126	52
Other bonds, notes and debentures	11	11	10	9	-
Total held-to-maturity	$356	389	255	135	52

TABLE 22: DEPOSITS

As of December 31 ($ in millions)	2006	2005	2004	2003	2002
Demand	$14,331	14,609	13,486	12,142	10,095
Interest checking	15,993	18,282	19,481	19,757	17,878
Savings	13,181	11,276	8,310	7,375	10,056
Money market	6,584	6,129	4,321	3,201	1,044
Transaction deposits	50,089	50,296	45,598	42,475	39,073
Other time	10,987	9,313	6,837	6,201	7,638
Core deposits	61,076	59,609	52,435	48,676	46,711
Certificates - $100,000 and over	6,628	4,343	2,121	1,856	1,723
Foreign office	1,676	3,482	3,670	6,563	3,774
Total deposits	$69,380	67,434	58,226	57,095	52,208

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on transaction account deposit growth in its retail and commercial franchises by expanding its retail franchise, enhancing its product offering and providing competitive rates. The Bancorp’s goal is to continue to grow the core deposit component of its funding profile. At December 31, 2006, core deposits represented 61% of the Bancorp’s asset funding base, compared to 57% at December 31, 2005.

Core deposits grew two percent compared to December 31, 2005, but the Bancorp continues to realize a mix shift as customers move from lower-yield transaction accounts to higher-yield time deposits. Overall, transaction deposits balances remained stable compared to the prior year.

Foreign office deposits represent U.S. dollar denominated deposits of the Bancorp’s foreign branch located in the Cayman Islands. The Bancorp utilizes these deposit as well as certificates $100,000 and over as a method to fund earning asset growth.

On an average basis, core deposits increased five percent while continuing to realize a mix shift within core deposits compared to 2005. The Bancorp realized strong double-digit growth in savings, money market and other time deposits mitigated by decreases in demand and interest checking deposits. The Bancorp experienced double-digit average transaction deposit increases in the Indianapolis, Tampa, Orlando, Lexington and Louisville markets.

TABLE 23: AVERAGE DEPOSITS

As of December 31 ($ in millions)	2006	2005	2004	2003	2002
Demand	$13,741	13,868	12,327	10,482	8,953
Interest checking	16,650	18,884	19,434	18,679	16,239
Savings	12,189	10,007	7,941	8,020	9,465
Money market	6,366	5,170	3,473	3,189	1,162
Transaction deposits	48,946	47,929	43,175	40,370	35,819
Other time	10,500	8,491	6,208	6,426	8,855
Core deposits	59,446	56,420	49,383	46,796	44,674
Certificates - $100,000 and over	5,795	4,001	2,403	3,832	2,237
Foreign office	3,711	3,967	4,449	3,862	2,018
Total deposits	$68,952	64,388	56,235	54,490	48,929

Borrowings

During 2006, the Bancorp reduced its reliance on wholesale borrowings. As a result of not reinvesting cash flows from the securities portfolio throughout the year and the balance sheet actions in the fourth quarter, the Bancorp reduced the amount of total borrowings $8.0 billion, or 32%, compared to the prior year-end. As of December 31, 2006 and 2005 total borrowings as a percentage of interest-bearing liabilities were 22% and

29%, respectively. The Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the Liquidity Risk Management section for discussion on the Bancorp’s liquidity management and Note 11 of the Notes to Consolidated Financial Statements for a comprehensive listing of the components of long-term debt.

TABLE 24: BORROWINGS

As of December 31 ($ in millions)	2006	2005	2004	2003	2002
Federal funds purchased	$1,421	5,323	4,714	6,928	4,748
Short-term bank notes	-	-	775	500	-
Other short-term borrowings	2,796	4,246	4,537	5,742	4,075
Long-term debt	12,558	15,227	13,983	9,063	8,179
Total borrowings	$16,775	24,796	24,009	22,233	17,002

Fifth Third Bancorp    37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK MANAGEMENT

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and mitigation of those risks that are inconsistent with the Bancorp’s risk profile. The Enterprise Risk Management division, led by the Bancorp’s Chief Risk Officer, ensures consistency in the Bancorp’s approach to managing and monitoring risk within the structure of the Bancorp’s affiliate operating model. The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational and regulatory compliance. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes. The Enterprise Risk Management division includes the following key functions:

•	Risk Policy - ensures consistency in the approach to risk management as the Bancorp’s clearinghouse for credit, market and operational risk policies, procedures and guidelines;
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

•	Compliance Risk Management - responsible for oversight of compliance with all banking regulations;
•	Risk Strategies and Reporting - responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics; and
•	Investment Advisors Risk Management - responsible for trust compliance, fiduciary risk and trading risk in the Investment Advisors line of business.

Designated risk managers have been assigned to the business lines reporting directly to the Enterprise Risk Management division and indirectly to senior executives within the division or affiliate. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and who report jointly to affiliate presidents and the Enterprise Risk Management division.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of three outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Bancorp as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Credit Risk Committee, the Operational Risk Committee and the Executive Asset Liability Risk Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

38    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 25: COMMERCIAL LOAN AND LEASE PORTFOLIO EXPOSURE (a)

	2006			2005
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$10,652	13,196	50	9,503	11,689	32
Construction	5,490	8,963	69	4,911	8,094	49
Manufacturing	5,198	11,443	22	4,457	9,975	47
Retail trade	3,655	6,515	27	3,602	5,962	18
Transportation and warehousing	2,097	2,432	4	1,701	1,993	6
Business services	1,862	3,640	16	1,886	3,351	13
Healthcare	1,860	3,208	9	1,664	2,844	10
Wholesale trade	1,827	3,642	11	1,879	3,540	9
Financial services and insurance	1,509	4,855	8	1,111	3,069	1
Individuals	1,364	1,785	13	1,840	2,371	12
Other services	959	1,373	14	945	1,260	9
Accommodation and food	860	1,323	10	997	1,396	9
Public administration	792	930	-	830	1,004	-
Agribusiness	609	782	8	569	752	2
Entertainment and recreation	602	841	2	527	749	3
Other	578	1,269	4	1,041	1,596	3
Communication and information	567	1,073	1	544	1,119	4
Utilities	370	1,187	-	301	1,001	-
Mining	288	637	3	219	419	-
Total	$41,139	69,094	271	38,527	62,184	227
By loan size:
Less than $200,000	4%	3	13	5	4	14
$200,000 to $1 million	16	12	34	19	15	34
$1 million to $5 million	32	27	48	34	28	33
$5 million to $10 million	17	16	5	18	20	8
$10 million to $25 million	21	24	-	18	19	-
Greater than $25 million	10	18	-	6	14	11
Total	100%	100	100	100	100	100
By state:
Ohio	25%	28	36	26	29	30
Michigan	22	19	19	22	21	21
Illinois	10	10	8	10	10	8
Florida	10	9	9	10	9	4
Indiana	9	9	15	10	10	25
Kentucky	6	6	8	6	6	6
Tennessee	3	3	1	3	2	3
Pennsylvania	1	2	-	1	1	-
Missouri	1	1	-	1	1	-
West Virginia	-	-	-	-	-	1
Out-of-footprint	13	13	4	11	11	2
Total	100%	100	100	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely decentralized, while the Enterprise Risk Management division manages the policy and authority delegation process centrally. The Credit Risk Review function, within the Enterprise Risk Management division, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

The Bancorp’s credit review process and overall assessment of required allowances is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probability of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for reserve analysis purposes. The dual risk rating system is expected to be consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Fifth Third Bancorp    39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 26: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2006	2005	2004	2003	2002
Commercial loans and leases	$133	145	110	129	159
Commercial mortgages	84	51	51	42	41
Commercial construction	54	31	13	19	14
Residential mortgages and construction	38	30	24	25	18
Consumer loans and leases	43	37	30	27	15
Total nonaccrual loans and leases	352	294	228	242	247
Renegotiated loans and leases	-	-	1	8	-
Other assets, including other real estate owned	103	67	74	69	26
Total nonperforming assets	$455	361	303	319	273
Commercial loans and leases	$40	21	22	15	29
Commercial mortgages and construction	23	14	13	12	18
Credit card receivables	16	10	13	13	9
Residential mortgages and construction (a)	68	53	43	51	60
Consumer loans and leases	63	57	51	54	46
Total 90 days past due loans and leases	$210	155	142	145	162
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.61%	.52	.51	.61	.59
Allowance for loan and lease losses as a percent of nonperforming assets (b)	170	206	235	219	251
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2006, 2005 and 2004, these advances were $14 million, $13 million and $23 million, respectively. Information prior to December 31, 2004 was not available.

(b)

At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments has been reclassified to conform to the current year presentation.

Portfolio Diversity

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 25 provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification, by loan size and by state, illustrating the diversity and granularity of the Bancorp’s portfolio.

The commercial portfolio is characterized by 87% of outstanding balances and exposures concentrated within the Bancorp’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Missouri and Pennsylvania. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 94% of outstanding balances and 91% of exposures concentrated within these ten states. The mortgage and construction segments of the commercial portfolio are characterized by 97% of outstanding balances and 96% of exposures concentrated within these ten states.

Analysis of Nonperforming Assets

Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) loans and leases that have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and (iii) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 90 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan are not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets were $455 million at December 31, 2006, an increase of $94 million compared to $361 million at December 31, 2005. Nonperforming assets remain a small percentage of total loans, leases and other assets, including other real estate owned at .61% as of

December 31, 2006, compared to .52% as of December 31, 2005.

Commercial nonaccrual credits as a percent of commercial loans increased from .59% in 2005 to .66% in 2006 primarily due to increases in the Indianapolis and Cleveland markets offset by a decrease in the Cincinnati market. Consumer nonaccrual loans as a percent of loans increased slightly from .20% in 2005 to .24% in 2006. Overall, nonaccrual loans continue to represent a small portion of the portfolio at just .47% as of December 31, 2006, compared to .41% as of December 31, 2005.

Total loans and leases 90 days past due have increased from $155 million as of December 31, 2005 to $210 million as of December 31, 2006. The $55 million increase from the prior year was evenly distributed between commercial and consumer loans and leases.

At December 31, 2006, there were $24 million of loans and leases currently performing in accordance with contractual terms, but for which there were serious doubts as to the ability of the borrower to comply with such terms. For the years 2006 and 2005, interest income of $10 million and $8 million, respectively, was recorded on nonaccrual and renegotiated loans and leases. For the years ended 2006 and 2005, additional interest income of $85 million and $53 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with the original terms.

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 44 bp for 2006, compared to 45 bp for 2005. The ratio of commercial loan net charge-offs to average commercial loans outstanding increased to 53 bp in 2006 compared to 41 bp in 2005 due to increases in net charge-offs in the Indianapolis and Southern Indiana markets, partially offset by a decrease in the Cincinnati market. The net charge-off ratio for commercial mortgage loans increased 15 bp due to increased net charge-offs in the Indianapolis, Chicago and Cleveland markets. The net charge-off ratio for commercial lease financing decreased 109 bp in 2006. The comparison to prior year is impacted by approximately $27 million in charge-offs related to bankrupt commercial airline carriers during 2005. Consumer lease financing net losses charged off decreased to $5 million as a result of decreased net charge-offs in nearly all affiliate markets and lower averages balances. Overall, the level of net charge-offs remains a small percentage of the total loan and lease portfolio. The Bancorp expects net charge-offs to be in the low to mid 50 bp range in 2007. Table 27 provides a summary of credit loss experience and net charge-offs as a

40    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 27: SUMMARY OF CREDIT LOSS EXPERIENCE

For the years ended December 31 ($ in millions)	2006	2005	2004	2003	2002
Losses charged off:
Commercial loans	$(131)	(99)	(95)	(152)	(81)
Commercial mortgage loans	(27)	(13)	(14)	(9)	(18)
Commercial lease financing	(4)	(38)	(8)	(24)	(11)
Construction loans	(8)	(5)	(7)	(3)	(6)
Residential mortgage loans	(22)	(18)	(15)	(24)	(10)
Consumer loans	(203)	(181)	(156)	(136)	(115)
Consumer lease financing	(13)	(19)	(26)	(32)	(32)
Total losses	(408)	(373)	(321)	(380)	(273)
Recoveries of losses previously charged off:
Commercial loans	24	24	14	16	20
Commercial mortgage loans	3	4	5	2	5
Commercial lease financing	5	1	1	2	2
Construction loans	-	1	-	1	3
Residential mortgage loans	-	-	-	-	-
Consumer loans	52	39	41	40	46
Consumer lease financing	8	5	8	7	10
Total recoveries	92	74	69	68	86
Net losses charged off:
Commercial loans	(107)	(75)	(81)	(136)	(61)
Commercial mortgage loans	(24)	(9)	(9)	(7)	(13)
Commercial lease financing	1	(37)	(7)	(22)	(9)
Construction loans	(8)	(4)	(7)	(2)	(3)
Residential mortgage loans	(22)	(18)	(15)	(24)	(10)
Consumer loans	(151)	(142)	(115)	(96)	(69)
Consumer lease financing	(5)	(14)	(18)	(25)	(22)
Total net losses charged off	$(316)	(299)	(252)	(312)	(187)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.53%	.41	.54	1.00	.52
Commercial mortgage loans	.25	.10	.12	.10	.23
Commercial lease financing	(.03)	1.06	.21	.72	.35
Construction loans	.11	.07	.15	.09	.12
Residential mortgage loans	.28	.25	.27	.57	.23
Consumer loans	.67	.68	.63	.58	.49
Consumer lease financing	.37	.78	.81	.98	1.04
Total net losses charged off	.44	.45	.45	.63	.43

percentage of average loans and leases outstanding by loan category.

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall allowance for loan and lease losses, including the unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the allowance for loan and lease losses. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio.

In 2006, the Bancorp has not substantively changed any material aspect to its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense on the Consolidated Statements of Income. Table 28 shows the changes in the allowance for credit losses during 2006.

Certain inherent but undetected losses are probable within the loan and lease portfolio. An unallocated component to the allowance for loan and lease losses is maintained to recognize this imprecision in estimating and measuring loss. The Bancorp’s current methodology for determining this measure is based on historical loss rates, current credit grades, specific allocation on

TABLE 28: CHANGES IN ALLOWANCE FOR CREDIT LOSSES

For the years ended December 31 ($ in millions)	2006	2005	2004	2003	2002
Balance, beginning of year	$814	785	770	683	624
Net losses charged off	(316)	(299)	(252)	(312)	(187)
Provision for loan and lease losses	343	330	268	399	246
Net change in reserve for unfunded commitments	6	(2)	(1)	-	-
Balance, end of year	$847	814	785	770	683
Components of allowance for credit losses (a):
Allowance for loan and lease losses	$771	744	713	697
Reserve for unfunded commitments	76	70	72	73
Total allowance for credit losses	$847	814	785	770
(a)

At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments has been reclassified to conform to the current period presentation.

Fifth Third Bancorp     41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 29: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2006	2005	2004	2003	2002(a)
Allowance attributed to:
Commercial loans	$252	201	210	234	159
Commercial mortgage loans	95	78	73	77	117
Construction loans	52	47	43	34	41
Residential mortgage loans	48	37	44	29	43
Consumer loans	247	183	160	146	141
Lease financing	29	56	47	64	132
Unallocated	48	142	136	113	50
Total allowance for loan and lease losses	$771	744	713	697	683
Portfolio loans and leases:
Commercial loans	$20,725	19,174	16,058	14,209	12,743
Commercial mortgage loans	10,405	9,188	7,636	6,894	5,885
Construction loans	6,847	7,037	4,726	3,636	3,327
Residential mortgage loans	8,151	7,152	6,988	4,425	3,495
Consumer loans	23,311	22,084	18,923	17,432	15,116
Lease financing	4,914	5,290	5,477	5,712	5,362
Total portfolio loans and leases	$74,353	69,925	59,808	52,308	45,928
Attributed allowance as a percent of respective portfolio loans:
Commercial loans	1.21%	1.05	1.31	1.65	1.24
Commercial mortgage loans	.91	.85	.96	1.12	1.98
Construction loans	.77	.67	.90	.94	1.24
Residential mortgage loans	.59	.51	.63	.66	1.24
Consumer loans	1.06	.83	.85	.84	.93
Lease financing	.59	1.06	.86	1.12	2.46
Unallocated (as a percent of total portfolio loans and leases)	.06	.20	.23	.22	.11
Total portfolio loans and leases	1.04%	1.06	1.19	1.33	1.49
(a)

The allowance for loan and lease losses in 2002 includes funded and unfunded commitments. At December 31, 2004, the reserve for unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2003 year-end reserve for unfunded commitments has been reclassified to conform to the current period presentation.

impaired commercial credits and other qualitative adjustments. Approximately 85% of the required reserves come from the baseline historical loss rates, specific reserve estimates and current credit grades; while 15% comes from qualitative adjustments. As a result, the required reserves tend to slightly lag the deterioration in the portfolio due to the heavy reliance on realized historical losses and the credit grade rating process. Consequently, a larger unallocated reserve is required towards the end of the stronger part of the credit cycle. As the credit cycle deteriorates and the actual loss rates and downgrades increase, the Bancorp’s methodology will result in a lower unallocated reserve as the incurred losses get reflected into the main components of the methodology that drive the majority of the required reserve calculations. Unallocated reserves as a percent of total portfolio loans and leases for the year ended December 31, 2006 were .06% compared to .20% for the year ended December 31, 2005.

The allowance for loan and lease losses at December 31, 2006 decreased to 1.04% of the total portfolio loans and leases compared to 1.06% at December 31, 2005. Overall, the Bancorp’s long history of low exposure limits, minimal exposure to national or sub-prime lending businesses, centralized risk management and its diversified portfolio reduces the likelihood of significant unexpected credit losses. Table 29 provides the amount of the allowance for loan and lease losses by category.

Residential Mortgage Portfolio

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 30 shows the Bancorp’s originations of these products in 2006 and 2005. The Bancorp does not currently originate mortgage loans that permit principal payment deferral or payments that are less than the accruing interest. Table 31 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of December 31, 2006 and 2005, respectively.

The Bancorp also sells certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of December 31, 2006 and 2005 were $1.2 billion and 1.74% and $1.2 billion and 1.24%, respectively.

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

42    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 30: RESIDENTIAL MORTGAGE ORIGINATIONS

For the years ended December 31 ($ in millions)	2006	Percent of total	2005	Percent of total
Greater than 80% LTV with no mortgage insurance	$679	7%	$1,245	13%
Interest-only	1,283	14	1,240	13
Greater than 80% LTV and interest-only	180	2	408	4
80/20 loans	431	5	445	5

TABLE 31: RESIDENTIAL MORTGAGE OUTSTANDINGS

	2006			2005
As of December 31 ($ in millions)	Balance	Percent of total	Delinquency Ratio	Balance	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,893	23%	3.79%	$1,773	25%	3.11%
Interest-only	1,227	15.14		899	13.41
Greater than 80% LTV and interest-only	560	7	1.15	361	5.07
80/20 loans	28	-	.72	28	-	-

MARKET RISK MANAGEMENT

Market risk arises from the potential for fluctuations in interest rates, foreign exchange rates and equity prices that may result in the potential reduction of net income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income or financial position due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons:

•	Assets and liabilities may mature or reprice at different times;
•	Short-term and long-term market interest rates may change by different amounts; or
•	The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change.

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

As a result of the ongoing analysis of the Bancorp’s interest rate risk profile, management recommended and the Bancorp’s Board of Directors approved a decision on November 20, 2006 to reduce the size of the available-for-sale securities portfolio. This action was undertaken in order to, among other reasons, improve the composition of the Bancorp’s balance sheet with a lower concentration of fixed-rate assets and better position the Bancorp for an uncertain economic and interest rate environment. Management continues to review the Bancorp’s balance sheet composition and to model the interest rate risk, and possible actions to reduce this risk, given numerous future interest rate scenarios.

Net Interest Income Simulation Model

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on actual cash flows and repricing characteristics for all of the Bancorp’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions on the balance sheet. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Executive Asset Liability Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the

Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of the Enterprise Risk Management division that provides independent oversight of market risk activities. The Bancorp’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 200 bp parallel ramped increase or decrease in market interest rates. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter. The following table shows the Bancorp’s estimated earnings sensitivity profile and the ALCO policy limits on the asset and liability positions as of December 31, 2006:

TABLE 32: ESTIMATED EARNINGS SENSITIVITY PROFILE

	Change in Net Interest Income (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(.29)%	.45	(5.00)	(7.00)
+100	.01	.20	-	-
-100.07		(.43)	-	-
-200.41		(2.27)	(5.00)	(7.00)

Economic Value of Equity

The Bancorp also employs economic value of equity (“EVE”) as a measurement tool in managing interest rate sensitivity. Whereas net interest income simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios. The following table shows the Bancorp’s EVE sensitivity profile as of December 31, 2006:

TABLE 33: ESTIMATED EVE SENSITIVITY PROFILE

	Change in EVE
Change in Interest Rates (bp)	2006	ALCO Policy Limits
+200	(3.98)%	(20.0)
-200	2.52	(20.0)

Fifth Third Bancorp    43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2006, the Bancorp has reduced its sensitivity, relative to December 31, 2005, to the impact of an instantaneous rate movement as a result of the balance sheet actions taken during the fourth quarter of 2006. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and EVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal-only swaps, options and swaptions.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered free-standing derivatives.

The Bancorp also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of December 31, 2006 are included in Note 8 of the Notes to Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 34 shows a summary of the expected principal cash flows of the Bancorp’s portfolio loans and leases as of December 31, 2006. Additionally, Table 35 shows a summary of expected principal cash flows occurring after one year as of December 31, 2006.

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $519 million as of December 31, 2006 compared to $433 million as of December 31, 2005. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The increase in interest rates and the resulting impact of changing prepayment speeds led to recoveries of $19 million and $33 million of temporary impairment in 2006 and 2005, respectively. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. See Note 7 of the Notes to Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded within other noninterest income on the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2006 was approximately $196 million compared to approximately $130 million at December 31, 2005. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has several internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

TABLE 34: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS

As of December 31, 2006 ($ in millions)	Less than 1 year	1-5 years	Greater than 5 years	Total
Commercial loans	$11,953	7,539	1,233	20,725
Commercial mortgage loans	3,841	5,048	1,516	10,405
Commercial construction loans	4,206	1,680	282	6,168
Commercial lease financing	1,054	1,878	909	3,841
Residential mortgage and construction loans	2,576	4,045	2,209	8,830
Consumer loans	6,405	12,717	4,189	23,311
Consumer lease financing	415	651	7	1,073
Total	$30,450	33,558	10,345	74,353

TABLE 35: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS OCCURRING AFTER ONE YEAR

	Interest Rate
As of December 31, 2006 ($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,508	6,264
Commercial mortgage loans	2,237	4,327
Commercial construction loans	351	1,611
Commercial lease financing	2,787	-
Residential mortgage and construction loans	3,293	2,961
Consumer loans	7,894	9,012
Consumer lease financing	658	-
Total	$19,728	24,175

44    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 36: MATURITY DISTRIBUTION OF CERTIFICATES - $100,000 AND OVER

As of December 31, 2006 ($ in millions)
Three months or less	$2,673
Over three months through six months	1,544
Over six months through one year	1,032
Over one year	1,379
Total	$6,628

TABLE 37: AGENCY RATINGS

As of December 31, 2006	Moody’s	Standard and Poor’s	Fitch
Fifth Third Bancorp:
Commercial paper	Prime-1	A-1	F1+
Senior debt	Aa3	A+	AA-
Subordinated debt	A1	A	A+
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A-1+	F1+
Long-term deposit	Aa2	AA-	AA
Senior debt	Aa2	AA-	AA-
Subordinated debt	Aa3	A+	A+

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 4.3 years at December 31, 2006, based on current prepayment expectations. Of the $11.1 billion (fair value basis) of securities in the available-for-sale portfolio at December 31, 2006, $3.0 billion in principal and interest is expected to be received in the next 12 months, and an additional $1.6 billion is expected to be received in the next 13 to 24 months. In addition to the sale of securities in the available-for-sale portfolio, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating-rate short-term commercial loans, certain floating-rate home equity loans, certain auto loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the years ended December 31, 2006 and 2005, a total of $9.2 billion and $9.5 billion, respectively, were sold, securitized or transferred off-balance sheet.

Additionally, the Bancorp has a shelf registration in place with the Securities and Exchange Commission (“SEC”)

permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of December 31, 2006, $750 million of debt or other securities were available for issuance under this shelf registration. The Bancorp also has $15.8 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to the Bancorp’s 9.32% average equity capital base, provide a stable funding base.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 67% of its average total assets during 2006 compared to 64% during 2005. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. The maturity distribution for domestic certificates of deposit of $100,000 and over as of December 31, 2006 is shown in Table 36. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of December 31, 2006, the Moody’s senior debt rating for the Bancorp was Aa3, a rating surpassed by only four other U.S. bank holding companies. Table 37 provides Moody’s, Standard and Poor’s and Fitch’s deposit and debt ratings for the Bancorp, Fifth Third Bank and Fifth Third Bank (Michigan). These debt ratings, along with capital ratios above regulatory guidelines, provide the Bancorp with additional access to liquidity.

CAPITAL MANAGEMENT

The Bancorp maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At December 31, 2006, shareholders’ equity was $10.0 billion compared to $9.4 billion at December 31, 2005, an increase of six percent. The Bancorp is reviewing its capital structure and expects the tangible equity ratio to be approximately 7.0% at the end of 2007. The Bancorp issued $750 million of Tier II-qualifying subordinated debt during 2006. The issuance added approximately 73 bp to the total risk-based capital ratio. The Bancorp expects this ratio to remain at approximately 11.0% in 2007. See Note 26 of the Notes to Consolidated Financial Statements for additional information regarding regulatory capital ratios.

Dividend Policy

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In 2006, the Bancorp’s annual dividend increased to $1.58 from $1.46 in 2005.

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

This share transaction was considered two separate transactions, (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. The treasury shares were accounted for at cost

Fifth Third Bancorp    45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 38: CAPITAL RATIOS

As of December 31 ($ in millions)	2006	2005	2004	2003	2002
Average equity as a percent of average assets	9.32%	9.06	9.34	10.01	11.08
Tangible equity as a percent of tangible assets	7.79	6.87	8.35	8.56	9.54

Tier I capital	$8,625	8,209	8,522	8,168	7,656
Total risk-based capital	11,385	10,240	10,176	9,992	8,844
Risk-weighted assets	102,823	98,293	82,633	74,477	65,444
Regulatory capital ratios:
Tier I capital	8.39%	8.35	10.31	10.97	11.70
Total risk-based capital	11.07	10.42	12.31	13.42	13.51
Tier I leverage	8.44	8.08	8.89	9.11	9.73

TABLE 39: SHARE REPURCHASES

For the years ended December 31	2006	2005	2004
Shares authorized for repurchase at January 1	17,846,953	35,685,112	14,137,512
Additional authorizations	-	20,000,000	40,000,000
Shares repurchases (a)	(2,039,908)	(37,838,159)	(18,452,400)
Shares authorized for repurchase at December 31	15,807,045	17,846,953	35,685,112
Average price paid per share	$39.72	$43.19	53.48
(a)

Excludes 357,612, 134,435 and 40,850 shares repurchased during 2006, 2005 and 2004, respectively, in connection with various employee compensation plans. These repurchases are not included against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

as a contra equity transaction. The forward contract indexed to the Bancorp’s stock qualified for equity classification. Additionally, for diluted earnings per share purposes the Bancorp assumed the transaction would be net settled in shares as the Bancorp had the choice of settling in cash or shares and the Bancorp did not have a stated policy or the ability to demonstrate a past practice of cash settlement. These incremental shares were subsequently excluded from quarterly earnings per share calculations, as the effect of inclusion would have been anti-dilutive.

On January 18, 2005, the Bancorp announced that its Board of Directors had authorized management to purchase 20 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. At December 31, 2006, the Bancorp had 15.8 million shares remaining under this authorization.

The Bancorp’s stock repurchase program is an important element of its capital planning activities and the Bancorp views share repurchases as an effective means of delivering value to shareholders. The Bancorp’s repurchase of equity securities is shown in Table 39.

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

The Bancorp has no material contracts for which a lack of marketplace quotations requires the estimation of fair value. The Bancorp’s derivative product policy and investment policies provide a framework within which the Bancorp and its affiliates may use certain authorized financial derivatives as a market risk management tool in meeting the Bancorp’s ALCO capital planning directives and to hedge changes in fair value of its largely fixed-rate mortgage servicing rights portfolio. The Bancorp also provides qualifying commercial customers access to the derivative market, including foreign exchange, interest rate and commodity contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with matching terms that are generally settled daily. These policies are reviewed and approved annually by the Risk and Compliance Committee of the Board of Directors.

Through December 31, 2006 and 2005, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring these loans to the QSPE allows the Bancorp to reduce its exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of such loans at December 31, 2006 and 2005 was approximately $3.4 billion and $2.8 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.4 billion and $2.8 billion, respectively, at December 31, 2006 and 2005. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $3.8 billion as of year end 2006 compared to $3.4 billion as of year end 2005. At December 31, 2006 and 2005, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $16 million and $10 million, respectively.

The Bancorp had the following cash flows with these unconsolidated QSPEs during the years ended December 31, 2006 and 2005:

TABLE 40: CASH FLOWS WITH UNCONSOLIDATED QSPEs

For the years ended December 31 ($ in millions)	2006	2005
Proceeds from transfers, including new securitizations	$1,618	1,680
Proceeds from collections reinvested in revolving-period securitizations	97	132
Fees received	35	32

The Bancorp utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating-rate home equity lines of credit, certain auto loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to retained interests. The Bancorp’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse and, in some cases, a cash reserve account. At December 31, 2006, the Bancorp had retained servicing assets totaling $524 million, subordinated

46    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tranche security interests totaling $15 million and residual interests totaling $21 million. At December 31, 2005, the Bancorp had retained servicing assets totaling $441 million, subordinated tranche security interests totaling $30 million and residual interests totaling $35 million.

At December 31, 2006 and 2005, the Bancorp had provided credit recourse on approximately $1.3 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. The Bancorp maintained an estimated credit loss reserve of approximately $18 million and $21 million relating to these residential mortgage loans sold at December 31, 2006 and 2005, respectively. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Contractual Obligations and Commitments

The Bancorp has certain obligations and commitments to make future payments under contracts. At December 31, 2006, the aggregate contractual obligations and commitments were:

TABLE 41: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2006 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits (a)	$66,423	1,225	26	1,706	69,380
Long-term debt (b)	2,029	3,890	794	5,845	12,558
Short-term borrowings (c)	4,217	-	-	-	4,217
Noncancelable leases (d)	72	134	112	377	695
Capital expenditures (e)	126	-	-	-	126
Partnership investment commitments (f)	260	-	-	-	260
Purchase obligations (g)	15	9	-	-	24
Total contractually obligated payments due by period	$73,142	5,258	932	7,928	87,260
Other commitments by expiration period:
Letters of credit (h)	$2,877	3,024	1,773	489	8,163
Commitments to extend credit (h)	23,962	18,123	-	-	42,085
Total other commitments by expiration period	$26,839	21,147	1,773	489	50,248
(a)

Includes demand, interest checking, savings, money market, other time, certificates $100,000 and over and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.

(b)

In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. See Note 11 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.

(c)

Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see Note 10 of the Notes to Consolidated Financial Statements.

(d)	See Note 4 of the Notes to Consolidated Financial Statements for additional information on these noncancelable leases.
(e)	Includes commitments to various general contractors for work related to banking center construction.
(f)	Includes low-income housing, historic tax and venture capital partnership investments.
(g)	Represents agreements to purchase goods or services.
(h)	See Note 12 of the Notes to Consolidated Financial Statements for additional information on these commitments.

Fifth Third Bancorp    47

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Bancorp; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Bancorp are being made only in accordance with authorizations of management and directors of the Bancorp; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Bancorp’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

The Bancorp’s Management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2006 as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2006. Based on this assessment, Management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2006.

The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2006 and Bancorp Management’s assessment of the internal control over financial reporting. This report appears on the following page.

George A. Schaefer, Jr.	Christopher G. Marshall
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 15, 2007	February 15, 2007

48    Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting, that Fifth Third Bancorp and subsidiaries (the “Bancorp”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Bancorp and our report dated February 15, 2007 expressed an unqualified opinion on those financial statements.

Cincinnati, Ohio

February 15, 2007

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Bancorp’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 15, 2007

Fifth Third Bancorp    49

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2006	2005	2004
Interest Income
Interest and fees on loans and leases	$5,000	3,918	2,847
Interest on securities:
Taxable	904	1,032	1,217
Exempt from income taxes	30	39	45
Total interest on securities	934	1,071	1,262
Interest on other short-term investments	21	6	5
Total interest income	5,955	4,995	4,114
Interest Expense
Interest on deposits:
Interest checking	398	314	174
Savings	363	176	58
Money market	261	140	39
Other time	433	263	162
Certificates - $100,000 and over	278	129	48
Foreign office	177	126	58
Total interest on deposits	1,910	1,148	539
Interest on federal funds purchased	208	138	77
Interest on short-term bank notes	-	6	15
Interest on other short-term borrowings	194	138	78
Interest on long-term debt	770	600	393
Total interest expense	3,082	2,030	1,102
Net Interest Income	2,873	2,965	3,012
Provision for loan and lease losses	343	330	268
Net Interest Income After Provision for Loan and Lease Losses	2,530	2,635	2,744
Noninterest Income
Electronic payment processing revenue	857	748	631
Service charges on deposits	517	522	515
Mortgage banking net revenue	155	174	178
Investment advisory revenue	367	358	363
Corporate banking revenue	318	299	228
Other noninterest income	300	360	587
Securities gains (losses), net	(364)	39	(37)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	3	-	-
Total noninterest income	2,153	2,500	2,465
Noninterest Expense
Salaries, wages and incentives	1,174	1,133	1,018
Employee benefits	292	283	261
Equipment expense	122	105	84
Net occupancy expense	245	221	185
Other noninterest expense	1,223	1,185	1,424
Total noninterest expense	3,056	2,927	2,972
Income Before Income Taxes and Cumulative Effect	1,627	2,208	2,237
Applicable income taxes	443	659	712
Income Before Cumulative Effect	1,184	1,549	1,525
Cumulative effect of change in accounting principle, net of tax	4	-	-
Net Income	$1,188	1,549	1,525
Net Income Available to Common Shareholders (a)	$1,188	1,548	1,524
Earnings per share from continuing operations	$2.13	2.79	2.72
Earnings per share from cumulative effect of change in accounting principle, net	0.01	-	-
Earnings Per Share	$2.14	2.79	2.72
Earnings per diluted share from continuing operations	$2.12	2.77	2.68
Earnings per diluted share from cumulative effect of change in accounting principle, net	0.01	-	-
Earnings Per Diluted Share	$2.13	2.77	2.68
(a)	Dividends on preferred stock are $.740 million for all years presented.

See Notes to Consolidated Financial Statements

50    Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2006	2005
Assets
Cash and due from banks	$2,737	3,078
Available-for-sale and other securities (amortized cost: 2006-$11,236 and 2005-$22,533)	11,053	21,924
Held-to-maturity securities (fair value: 2006-$356 and 2005-$389)	356	389
Trading securities	187	117
Other short-term investments	809	158
Loans held for sale	1,150	1,304
Portfolio loans and leases:
Commercial loans	20,725	19,174
Construction loans	6,847	7,037
Commercial mortgage loans	10,405	9,188
Commercial lease financing	4,984	4,852
Residential mortgage loans	8,151	7,152
Consumer loans	23,311	22,084
Consumer lease financing	1,176	1,751
Unearned income	(1,246)	(1,313)
Total portfolio loans and leases	74,353	69,925
Allowance for loan and lease losses	(771)	(744)
Total portfolio loans and leases, net	73,582	69,181
Bank premises and equipment	1,940	1,726
Operating lease equipment	202	143
Goodwill	2,193	2,169
Intangible assets	166	208
Servicing rights	524	441
Other assets	5,770	4,387
Total Assets	$100,669	105,225
Liabilities
Deposits:
Demand	$14,331	14,609
Interest checking	15,993	18,282
Savings	13,181	11,276
Money market	6,584	6,129
Other time	10,987	9,313
Certificates - $100,000 and over	6,628	4,343
Foreign office	1,676	3,482
Total deposits	69,380	67,434
Federal funds purchased	1,421	5,323
Other short-term borrowings	2,796	4,246
Accrued taxes, interest and expenses	2,283	2,142
Other liabilities	2,209	1,407
Long-term debt	12,558	15,227
Total Liabilities	90,647	95,779
Shareholders’ Equity
Common stock (a)	1,295	1,295
Preferred stock (b)	9	9
Capital surplus	1,812	1,827
Retained earnings	8,317	8,007
Accumulated other comprehensive income	(179)	(413)
Treasury stock	(1,232)	(1,279)
Total Shareholders’ Equity	10,022	9,446
Total Liabilities and Shareholders’ Equity	$100,669	105,225
(a)	Stated value $2.22 per share; authorized 1,300,000,000; outstanding at 2006 - 556,252,674 (excludes 27,174,430 treasury shares) and 2005 - 555,623,430 (excludes 27,803,674 treasury shares).
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

See Notes to Consolidated Financial Statements

Fifth Third Bancorp    51

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2003	$1,295	9	1,964	6,481	(120)	(962)	8,667
Net income				1,525			1,525
Other comprehensive income					(49)		(49)
Comprehensive income							1,476
Cash dividends declared:
Common stock at $1.31 per share				(735)			(735)
Preferred stock				(1)			(1)
Shares acquired for treasury						(987)	(987)
Stock-based compensation expense			87				87
Restricted stock grants			(33)			33	-
Stock-based awards exercised, including treasury shares issued			(133)			222	89
Change in corporate tax benefit related to stock-based compensation			11				11
Shares issued in business combinations			36			281	317
Other			2	(1)		(1)	-
Balance at December 31, 2004	1,295	9	1,934	7,269	(169)	(1,414)	8,924
Net income				1,549			1,549
Other comprehensive income					(244)		(244)
Comprehensive income							1,305
Cash dividends declared:
Common stock at $1.46 per share				(810)			(810)
Preferred stock				(1)			(1)
Shares acquired for treasury			97			(1,746)	(1,649)
Stock-based compensation expense			65				65
Restricted stock grants			(43)			43	-
Stock-based awards exercised, including treasury shares issued			(121)			206	85
Loans repaid related to the exercise of stock-based awards, net			11				11
Change in corporate tax benefit related to stock-based compensation			6				6
Shares issued in business combinations	11		85			1,413	1,509
Retirement of shares	(11)		(208)			219	-
Other			1				1
Balance at December 31, 2005	1,295	9	1,827	8,007	(413)	(1,279)	9,446
Net income				1,188			1,188
Other comprehensive income					288		288
Comprehensive income							1,368
Cumulative effect of change in accounting for pension and other postretirement obligations					(54)		(54)
Cash dividends declared:
Common stock at $1.58 per share				(880)			(880)
Preferred stock				(1)			(1)
Shares acquired for treasury						(82)	(82)
Stock-based compensation expense			76	1			77
Impact of cumulative effect of change in accounting principle			(6)				(6)
Restricted stock grants			(45)			45	-
Stock-based awards exercised, including treasury shares issued			(49)			84	35
Loans repaid related to the exercise of stock-based awards, net			8				8
Change in corporate tax benefit related to stock-based compensation			(1)				(1)
Other			2	2			4
Balance at December 31, 2006	$1,295	9	1,812	8,317	(179)	(1,232)	10,022

See Notes to Consolidated Financial Statements

52    Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2006	2005	2004
Operating Activities
Net Income	$1,188	1,549	1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	343	330	268
Cumulative effect of change in accounting principle, net of tax	(4)	-	-
Depreciation, amortization and accretion	399	405	459
Stock-based compensation expense	77	65	87
Benefit for deferred income taxes	(21)	(16)	(13)
Realized securities gains	(44)	(46)	(58)
Realized securities gains - non-qualifying hedges on mortgage servicing rights	(3)	-	-
Realized securities losses	408	7	95
Proceeds from sales/transfers of residential mortgage and other loans held for sale	9,352	9,697	6,824
Net gains on sales of loans	(131)	(162)	(112)
Increase in residential mortgage and other loans held for sale	(7,172)	(7,084)	(4,788)
(Increase) decrease in trading securities	(70)	(40)	259
Net gain on divestitures	-	-	(91)
Increase in other assets	(1,440)	(922)	(861)
(Decrease) increase in accrued taxes, interest and expenses	(31)	42	(35)
Increase (decrease) in other liabilities	642	355	(73)
Net Cash Provided by Operating Activities	3,493	4,180	3,486
Investing Activities
Proceeds from sales of available-for-sale securities	12,568	5,912	11,331
Proceeds from calls, paydowns and maturities of available-for-sale securities	3,033	5,271	6,234
Purchases of available-for-sale securities	(4,676)	(7,785)	(13,425)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	38	48	42
Purchases of held-to-maturity securities	(5)	(181)	(148)
(Increase) decrease in other short-term investments	(651)	402	(264)
Increase in loans and leases	(6,644)	(9,896)	(7,749)
(Increase) decrease in operating lease equipment	(77)	124	357
Purchases of bank premises and equipment	(443)	(437)	(391)
Proceeds from disposal of bank premises and equipment	60	56	23
Cash received on divestitures	-	-	233
Net cash (paid) acquired in business combination	(5)	242	29
Net Cash Provided by (Used In) Investing Activities	3,198	(6,244)	(3,728)
Financing Activities
Increase in core deposits	1,467	3,874	3,327
Increase (decrease) in certificates - $100,000 and over, including foreign office	479	1,491	(2,962)
(Decrease) increase in federal funds purchased	(3,902)	130	(2,238)
(Decrease) increase in short-term bank notes	-	(775)	275
Decrease in other short-term borrowings	(1,462)	(687)	(1,210)
Proceeds from issuance of long-term debt	3,731	4,665	11,128
Repayment of long-term debt	(6,441)	(3,782)	(6,283)
Payment of cash dividends	(867)	(794)	(704)
Exercise of stock-based awards, net	43	96	89
Purchases of treasury stock	(82)	(1,649)	(987)
Other	2	12	9
Net Cash (Used In) Provided by Financing Activities	(7,032)	2,581	444
(Decrease) Increase in Cash and Due from Banks	(341)	517	202
Cash and Due from Banks at Beginning of Year	3,078	2,561	2,359
Cash and Due from Banks at End of Year	$2,737	3,078	2,561
Cash Payments
Interest	$3,051	1,952	1,096
Income taxes	489	676	708
Supplemental Cash Flow Information
Transfer from portfolio loans to loans held for sale, net	1,901	3,399	605
Business Acquisitions:
Fair value of tangible assets acquired (noncash)	6	5,149	921
Goodwill and identifiable intangible assets acquired	17	1,297	282
Liabilities assumed and note issued	(18)	(5,179)	(916)
Stock options	-	(63)	(36)
Common stock issued	-	(1,446)	(281)
Securitizations:
Capitalized servicing rights	-	-	9
Residual interest	-	-	21
Available-for-sale securities retained	-	-	21

See Notes to Consolidated Financial Statements

Fifth Third Bancorp    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Fifth Third Bancorp (“Bancorp”), an Ohio corporation, conducts its principal lending, deposit gathering, transaction processing and service advisory activities through its banking and non-banking subsidiaries from banking centers located throughout Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Bancorp does not possess, nor can it exert, significant influence or control, are accounted for by the equity method and not consolidated; those in which there is less than 20% ownership are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated. Certain prior period data has been reclassified to conform to current period presentation. Such reclassifications have no effect on previously reported consolidated financial positions or results of operation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income and other noninterest income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and management’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statements of Income.

Loans and Leases

Interest income on loans and leases is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection. Consumer loans and revolving lines of credit for equity lines that have principal and interest payments that have become past due one hundred and twenty days and residential mortgage loans and credit cards that have principal and interest payments that have become past due one hundred and eighty days are charged off to the allowance for loan and lease losses. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection.

Loan and lease origination and commitment fees and direct loan and lease origination costs are deferred and the net amount amortized over the estimated life of the related loans, leases or commitments as a yield adjustment.

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

Conforming residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. Residential mortgage loans held for sale are valued at the lower of aggregate cost or fair value. Additionally, the carrying value of loans held for sale designated as the hedged item in a fair value hedge transaction are adjusted for changes in their fair value over the term of the hedging relationship. Fair value is based on the contract price at which the mortgage loans will be sold. The Bancorp generally has commitments to sell residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue upon delivery.

Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.

Other Real Estate Owned

Other real estate owned (“OREO”), which is included in other assets, represents property acquired through foreclosure or other proceedings. OREO is carried at the lower of cost or fair value, less costs to sell. All property is periodically evaluated and reductions in carrying value are recognized in other noninterest expense in the Consolidated Statements of Income.

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

54    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which computes the net charge-off experience sustained on loans according to their internal risk grade. The risk grading system utilized for allowance analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probability of default grade categories and an additional six grade categories measuring loss factors given an event of default. The probability of default and loss given default analyses are not separated in the ten grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for allowance analysis purposes. The dual risk rating system is consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk.

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

The Bancorp’s current methodology for determining the allowance for loan and lease losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits and other qualitative adjustments. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and credit grade migration. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense.

Loan Sales and Securitizations

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may retain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and in some cases, a cash reserve account, all of which are considered retained interests in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale or securitization. To obtain fair values, quoted market prices are used, if available. If quotes are not available for retained interests, the Bancorp calculates fair value based on the present value of future expected cash flows using both management’s best estimates and third-party data sources for the key assumptions, including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of noninterest income in the Consolidated Statements of Income. Retained interests from securitized or sold loans, excluding servicing rights, are carried at fair value. Adjustments to fair value for retained interests classified as available-for-sale securities are included in accumulated other comprehensive income or in noninterest income in the Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Adjustments to fair value for retained interests classified as trading securities are recorded within noninterest income in the Consolidated Statements of Income. Servicing rights resulting from residential mortgage, home equity line of credit and automotive loan sales are amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue and other noninterest income, respectively, in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying loans, the weighted-average life of the loans, the discount rate and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors this risk and adjusts its valuation allowance as necessary to adequately

Fifth Third Bancorp    55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bank Premises and Equipment

Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets for book purposes, while accelerated depreciation is used for income tax purposes. Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Bancorp tests its long-lived assets for impairment through both a probability-weighted and primary-asset approach whenever events or changes in circumstances dictate. Maintenance, repairs and minor improvements are charged to noninterest expense as incurred.

Derivative Financial Instruments

The Bancorp accounts for its derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This Statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. On the date the Bancorp enters into a derivative contract, the Bancorp designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in fair values are reported in current period net income.

Prior to entering into a hedge transaction, the Bancorp formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions, along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in net income.

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

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As described in greater detail in Note 13, the Internal Revenue Service is currently challenging the Bancorp’s tax treatment of certain leasing transactions. For additional information, see Note 21.

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

Other

Securities and other property held by Fifth Third Investment Advisors, a division of the Bancorp’s banking subsidiaries, in a fiduciary or agency capacity are not included in the Consolidated Balance Sheets because such items are not assets of the subsidiaries. Investment advisory revenue in the Consolidated Statements of Income is recognized on the accrual basis. Investment advisory service revenues are recognized monthly based on a fee charged per transaction processed and/or a fee charged on the market value of ending account balances associated with individual contracts.

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

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based

56    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement was effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after September 15, 2005. On January 1, 2006, the Bancorp elected to adopt this Statement using the modified retrospective application. Adoption of this Statement had three impacts on the Bancorp’s Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding; ii) the reclassification in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 of $6 million and $9 million, respectively, of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section and iii) the recognition of approximately $9 million of incremental salaries, wages and incentives expense in the second quarter of 2006 related to the issuance in April 2006 of stock-based awards to retirement-eligible employees. The adoption of this Statement did not have an impact on basic or diluted earnings per share. For further information on stock-based compensation see Note 18.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement did not have a material effect on the Bancorp’s Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statements No. 133 and No. 140 as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement on January 1, 2007 did not have a material effect on the Bancorp’s Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits the Bancorp to choose either to report servicing assets and liabilities at fair value or at amortized

Fifth Third Bancorp    57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption of this Statement on January 1, 2007, the Bancorp elected to continue to report all classes of servicing assets and liabilities at amortized cost subsequent to initial recognition at fair value.

In July 2006, the FASB issued FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction is required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. If during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. Upon adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” issued in July 2006.

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. The Bancorp continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Bancorp believes a resolution could involve a projected change in the timing of these leveraged lease cash flows.

This FSP is effective for fiscal years beginning after December 15, 2006. Upon adoption of this FSP on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $96 million representing the cumulative effect of applying the provisions of this FSP.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is assessed to determine the amount of benefit to be recognized in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation will be recognized as an adjustment to the beginning balance of retained earnings. Adoption of this Interpretation on January 1, 2007 did not have a material effect on the Bancorp’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Bancorp is currently in the process of evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires recognition, as a component of other comprehensive income (net of tax), of the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 and No. 106. Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Bancorp adopted this Statement on December 31, 2006. The effect of this Statement was to recognize $59 million, after-tax, of

58    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net actuarial losses and prior service cost as a reduction to accumulated other comprehensive income.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated.

The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of this SAB did not have a material impact on the Bancorp’s Consolidated Financial Statements.

2. SECURITIES

The following table provides a breakdown of the securities portfolio as of December 31:

	2006				2005
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$1,396	-	-	1,396	506	-	(21)	485
U.S. Government sponsored agencies	100	-	(5)	95	2,034	-	(69)	1,965
Obligations of states and political subdivisions	603	11	-	614	657	19	-	676
Agency mortgage-backed securities	7,999	10	(193)	7,816	16,127	12	(502)	15,637
Other bonds, notes and debentures	172	1	(2)	171	2,119	3	(45)	2,077
Other securities(a)	966	3	(8)	961	1,090	1	(7)	1,084
Total	$11,236	25	(208)	11,053	22,533	35	(644)	21,924
Held-to-maturity:
Obligations of states and political subdivisions	$345	-	-	345	378	-	-	378
Other debt securities	11	-	-	11	11	-	-	11
Total	$356	-	-	356	389	-	-	389
(a)

Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $527 million and $187 million at December 31, 2006, respectively, and $567 million and $185 million at December 31, 2005, respectively, that are carried at cost, FHLMC preferred stock holdings, certain mutual fund holdings and equity security holdings.

During the fourth quarter of 2006, the Bancorp evaluated its overall balance sheet composition and took certain actions with respect to its available-for-sale securities portfolio. The Bancorp’s objective was to reduce the size of its available-for-sale securities portfolio to a size that is more consistent with its liquidity, collateral and interest rate risk management requirements, improve the asset/liability profile of the Bancorp and better position the Bancorp for an uncertain economic and interest rate environment. On November 20, 2006, the Bancorp’s Board of Directors approved the following actions with respect to the Bancorp’s available-for-sale securities portfolio: (i) sales of $11.3 billion in available-for-sale securities and (ii) reinvestment of approximately $2.8 billion in available-for-sale securities that are more efficient when used as collateral. The sale of available-for-sale securities resulted in pretax losses of $398 million, or $255 million after-tax.

In determining the securities to sell, the Bancorp assessed (i) the relative value of the classes of securities in its available-for-sale portfolio; (ii) the Bancorp’s customer acceptance of using certain classes of securities as forms of collateral; and (iii) the exposure in the portfolio to certain sectors with a changing credit risk profile. As a result of this assessment, the Bancorp sold the following available-for-sale securities in the fourth quarter of 2006:

($ in millions)	Available-for-Sale Securities Sold
15-year fixed-rate agency mortgage-backed securities	$4,074
Adjustable-rate agency mortgage-backed securities	1,724
U.S. Treasury notes	500
Available-for-sale securities sold due to relative performance	6,298

Agency collateralized mortgage obligations	2,135
Whole loan collateralized mortgage obligations	1,095
Whole loan adjustable rate mortgages	795
Available-for-sale securities sold due to collateral inefficiency	4,025

Agency debentures	798
Other security classes	194
Total	$11,315

Fifth Third Bancorp    59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp sold nearly all of its 15-year fixed-rate and adjustable-rate agency mortgage-backed securities and all of its U.S. Treasury notes to reduce its interest rate spread exposure in these asset classes. The Bancorp sold nearly all of its whole loan collateralized mortgage obligations and adjustable-rate mortgages and the majority of its agency collateralized mortgage obligations as these classes of securities are not widely accepted by the Bancorp’s customers as forms of collateral. The Bancorp sold all of its FNMA agency debentures to reduce its credit exposure as a result of recent market events.

The Bancorp purchased approximately $1.4 billion in 30-year fixed-rate agency mortgage-backed securities and $1.4 billion of one-month and three-month U.S. Treasury bills for collateral purposes.

During the third quarter of 2006, the Bancorp sold $726 million of FHLMC callable debt, which represented nearly all of its position in these securities, in order to manage its liquidity and reduce its credit exposure as a result of recent market events.

The Bancorp believes it met its objective to reduce the size of its available-for-sale securities portfolio to a size that is more consistent with its liquidity, collateral and interest rate risk management requirements, improve the asset/liability profile of the Bancorp and better position the Bancorp for an uncertain economic and interest rate environment as a result of these actions. The Bancorp assesses its remaining securities relative to the same portfolio objective, its market outlook and its desired asset class allocations. Given this assessment, the Bancorp maintains its intent and ability to hold the remaining available-for-sale securities to the earlier of the recovery of the unrealized losses or maturity.

The amortized cost and approximate fair value of securities at December 31, 2006, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Under 1 year	$1,431	1,433	2	2
1-5 years	257	259	21	21
5-10 years	588	589	302	302
Over 10 years	7,994	7,811	31	31
Other securities	966	961	-	-
Total	$11,236	11,053	356	356

The following table provides the gross unrealized loss and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2006
U.S. Treasury and Government agencies	$747	-	1	-	748	-
U.S. Government sponsored agencies	-	-	95	(5)	95	(5)
Obligations of states and political subdivisions	3	-	4	-	7	-
Agency mortgage-backed securities	853	(3)	5,383	(190)	6,236	(193)
Other bonds, notes and debentures	10	-	119	(2)	129	(2)
Other securities	8	(2)	41	(6)	49	(8)
Total	$1,621	(5)	5,643	(203)	7,264	(208)
2005
U.S. Treasury and Government agencies	$-	-	477	(21)	477	(21)
U.S. Government sponsored agencies	654	(21)	1,252	(48)	1,906	(69)
Agency mortgage-backed securities	7,523	(205)	7,646	(297)	15,169	(502)
Other bonds, notes and debentures	1,800	(39)	178	(6)	1,978	(45)
Other securities	64	(7)	-	-	64	(7)
Total	$10,041	(272)	9,553	(372)	19,594	(644)

At December 31, 2006, 95% of the unrealized losses in the available-for-sale securities portfolio were comprised of securities issued by the U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities are dependent upon movements in market interest rates. At December 31, 2006, one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities.

At December 31, 2006 and 2005, securities with a fair value of $7.7 billion and $16.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds and for other purposes as required or permitted by law.

Unrealized gains and losses on trading securities held at December 31, 2006 and 2005 were not material to the Consolidated Financial Statements.

60    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the total loans and leases as of December 31:

	2006			2005
($ in millions)	Gross	Unearned Income	Net	Gross	Unearned Income	Net
Loans held for sale:
Commercial loans	$-	-	-	125	-	125
Commercial leases	-	-	-	3	-	3
Residential mortgage	1,075	-	1,075	1,144	-	1,144
Home equity	1	-	1	-	-	-
Other consumer loans	74	-	74	32	-	32
Total loans held for sale	$1,150	-	1,150	1,304	-	1,304
Portfolio loans and leases (a):
Commercial:
Commercial loans	$20,725	-	20,725	19,174	-	19,174
Commercial mortgage	10,405	-	10,405	9,188	-	9,188
Commercial construction	6,168	-	6,168	6,342	-	6,342
Commercial leases	4,984	(1,143)	3,841	4,852	(1,157)	3,695
Total commercial	42,282	(1,143)	41,139	39,556	(1,157)	38,399
Consumer:
Residential mortgage	8,151	-	8,151	7,152	-	7,152
Residential construction	679	-	679	695	-	695
Credit card	1,110	-	1,110	866	-	866
Home equity	12,364	-	12,364	12,000	-	12,000
Other consumer loans	9,837	-	9,837	9,218	-	9,218
Consumer leases	1,176	(103)	1,073	1,751	(156)	1,595
Total consumer	33,317	(103)	33,214	31,682	(156)	31,526
Total portfolio loans and leases	$75,599	(1,246)	74,353	71,238	(1,313)	69,925
(a)	At December 31, 2006 and 2005, deposit overdrafts of $43 million and $56 million, respectively, were included in portfolio loans.

The following is a summary of the gross investment in lease financing at December 31:

($ in millions)	2006	2005
Direct financing leases	$3,640	4,141
Leveraged leases	2,520	2,462
Total	$6,160	6,603

The components of the investment in lease financing at December 31:

($ in millions)	2006	2005
Rentals receivable, net of principal and interest on nonrecourse debt	$4,479	4,580
Estimated residual value of leased assets	1,652	1,983
Initial direct cost, net of amortization	29	40
Gross investment in lease financing	6,160	6,603
Unearned income	(1,246)	(1,313)
Net investment in lease financing	$4,914	5,290

At December 31, 2006, the minimum future lease payments receivable for each of the years 2007 through 2011 were $1.1 billion, $.9 billion, $.8 billion, $.6 billion and $.4 billion, respectively.

Transactions in the allowance for loan and lease losses for the years ended December 31:

($ in millions)	2006	2005	2004
Balance at January 1	$744	713	697
Losses charged off	(408)	(373)	(321)
Recoveries of losses previously charged off	92	74	69
Net charge-offs	(316)	(299)	(252)
Provision for loan and lease losses	343	330	268
Balance at December 31	$771	744	713

As of December 31, 2006, impaired loans, under SFAS No. 114, with a valuation allowance totaled $193 million and impaired loans without a valuation allowance totaled $100 million. The total valuation allowance on the impaired loans at December 31, 2006 was $59 million. As of December 31, 2005, impaired loans with a valuation allowance totaled $147 million and impaired loans without a valuation allowance totaled $77 million. The total valuation allowance on the impaired loans at December 31, 2005 was $54 million.

Average impaired loans, net of valuation allowances, were $209 million in 2006, $169 million in 2005 and $140 million in 2004. Cash basis interest income recognized on those loans during each of the years was immaterial.

At December 31, 2006 and 2005, total nonperforming assets were $455 million and $361 million, respectively, and total loans and leases 90 days past due were $210 million and $155 million, respectively.

Fifth Third Bancorp    61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2006	2005
Land and improvements		$487	373
Buildings	5 to 50 yrs.	1,218	1,125
Equipment	3 to 20 yrs.	1,121	960
Leasehold improvements	3 to 30 yrs.	270	204
Construction in progress		137	195
Accumulated depreciation and amortization		(1,293)	(1,131)
Total		$1,940	1,726

Depreciation and amortization expense related to bank premises and equipment was $187 million in 2006, $161 million in 2005 and $130 million in 2004.

Occupancy expense for cancelable and noncancelable leases was $78 million for 2006, $68 million for 2005 and $57 million for 2004. Occupancy expense has been reduced by rental income from leased premises of $12 million in 2006, 2005 and 2004.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements with respect to bank premises and equipment. The minimum annual rental commitments under noncancelable lease agreements for land and buildings at December 31, 2006, exclusive of income taxes and other charges, are $72 million in 2007, $69 million in 2008, $64 million in 2009, $59 million in 2010, $53 million in 2011 and $377 million in 2012 and subsequent years.

5. GOODWILL

Changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2006 and 2005 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2004	$373	254	58	103	191	979
Acquisition activity	498	544	124	24	-	1,190
Balance as of December 31, 2005	871	798	182	127	191	2,169
Acquisition activity	-	(1)	-	-	14	13
Reclassification	-	-	-	11	-	11
Balance as of December 31, 2006	$871	797	182	138	205	2,193

The Bancorp completed its most recent annual goodwill impairment test as of September 30, 2006 and determined that no impairment exists. In the table above, acquisition activity includes acquisitions in the respective period plus purchase accounting adjustments related to previous acquisitions. During 2006, the Bancorp acquired a credit card processing company. The acquisition resulted in the recognition of $14 million of goodwill and did not have a material impact on the financial results of the Bancorp. Additionally, during 2006, $11 million of goodwill was reclassified from other intangible assets.

6. INTANGIBLE ASSETS

Intangible assets consist of core deposits, servicing rights, customer lists and non-competition agreements. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at December 31,

2006 of 3.3 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2006:
Mortgage servicing rights	$1,210	(664)	(27)	519
Other consumer and commercial servicing rights	23	(18)	-	5
Core deposits	417	(276)	-	141
Other	43	(18)	-	25
Total intangible assets	$1,693	(976)	(27)	690
As of December 31, 2005:
Mortgage servicing rights	$1,075	(596)	(46)	433
Other consumer and commercial servicing rights	22	(14)	-	8
Core deposits	432	(244)	-	188
Other	29	(9)	-	20
Total intangible assets	$1,558	(863)	(46)	649

As of December 31, 2006, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for 2006 and 2005 was $116 million and $125 million, respectively. Estimated amortization expense, including servicing rights, is $105 million in 2007, $92 million in 2008, $78 million in 2009, $66 million in 2010 and $11 million in 2011.

62    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SERVICING RIGHTS

Changes in capitalized servicing rights for the years ended December 31:

($ in millions)	2006	2005
Balance at January 1	$441	352
Amount capitalized	136	135
Amortization	(72)	(79)
Servicing valuation recovery	19	33
Balance at December 31	$524	441

The estimated fair value of capitalized servicing rights was $532 million and $466 million at December 31, 2006 and 2005, respectively. The Bancorp serviced $28.7 billion and $25.7 billion of residential mortgage loans and $.5 billion and $.9 billion of consumer loans for other investors at December 31, 2006 and 2005, respectively.

Changes in the servicing rights valuation allowance for the years ended December 31:

($ in millions)	2006	2005
Balance at January 1	$(46)	(79)
Servicing valuation recovery	19	33
Permanent impairment write-off	-	-
Balance at December 31	$(27)	(46)

The volatility of longer-term interest rates during 2006 and 2005 and the resulting impact of changing prepayment speeds led to the recovery of $19 million and $33 million, respectively, in temporary impairment on the mortgage servicing rights (“MSR”) portfolio. Temporary impairment or impairment recovery, effected through a change in the MSR valuation reserve, are captured as a component of mortgage banking net revenue in the Consolidated Statements of Income.

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities (primarily principal-only strips). The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The Bancorp recognized a net loss of $9 million and $23 million in 2006 and 2005, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 8 in the Consolidated Financial Statements for further information on the derivatives, including the notional amount and fair value, used to hedge the MSR portfolio. A gain of $3 million was recognized in 2006 on the sale of securities used to hedge the MSR portfolio. As of December 31, 2006 and 2005, the available-for-sale securities portfolio included $176 million and $197 million, respectively, in instruments related to the non-qualified hedging strategy.

8. DERIVATIVES

The Bancorp maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility.

The Bancorp’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Interest rate floors protect against declining rates, while interest rate caps protect against rising interest rates. Forward contracts are contracts in which the buyer agrees to purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Options provide the purchaser with the right, but not the obligation, to purchase or sell a contracted item during a specified period at an agreed upon price. Swaptions are financial instruments granting the owner the right, but not the obligation, to enter into or cancel a swap.

Prepayment volatility arises mostly from changes in fair value of the largely fixed-rate MSR portfolio, mortgage loans and mortgage-backed securities. The Bancorp may enter into various free-standing derivatives (principal-only swaps, swaptions, floors, options and interest rate swaps) to economically hedge prepayment volatility. Principal-only swaps are total return swaps based on changes in the value of the underlying mortgage principal-only trust.

Foreign currency volatility occurs as the Bancorp enters into certain foreign denominated loans. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts.

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps) for the benefit of commercial customers. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Bancorp minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures.

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the years ended December 31, 2006 and 2005, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. The ineffectiveness results to the extent the changes in the fair value of derivative recorded does not offset changes in fair value of the debt due to changes in the hedged risk, in the Consolidated Statements of Income. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. For interest rate swaps that do not qualify for the shortcut method of accounting, the ineffectiveness is reported within interest expense in the Consolidated Statements of Income. For the years ended December 31, 2006 and 2005, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Bancorp’s Consolidated Statements of Income.

Fifth Third Bancorp    63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2006 and 2005, the Bancorp terminated interest rate swaps designated as fair value hedges and in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the years ended December 31, 2006 and 2005, $14 million in net deferred losses, net of tax, and $3 million in net deferred gains, net of tax, on the terminated fair value hedges were amortized into interest expense, respectively.

The Bancorp also enters into forward contracts to hedge its residential mortgage loans held for sale. The hedged mortgage loans held for sale are grouped into portfolios of loans that share the same risk exposure. For the year ended December 31, 2006, the Bancorp recognized a net loss of $5 million related to the ineffectiveness of the hedging relationships. Those forward contracts that do not meet the criteria for fair value hedge accounting are accounted for as free-standing derivatives.

The following table reflects the notional amount and market value of all fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2006		2005
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$-	$-	500	21
Forward contracts related to mortgage loans held for sale	653	4	61	-
Total included in other assets		$4		21
Included in other liabilities:
Interest rate swaps related to debt	$2,575	$95	3,095	103
Forward contracts related to mortgage loans held for sale	419	2	739	3
Total included in other liabilities		$97		106

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into forward contracts to hedge certain forecasted transactions.

The Bancorp has no outstanding cash flow hedges as of December 31, 2006 or 2005. In prior periods, the Bancorp terminated certain derivatives qualifying as cash flow hedges. The deferred gains or losses of those terminated instruments, net of tax, are included in accumulated other comprehensive income and are being amortized over the designated hedging periods, which range up to 4 months. As of December 31, 2006 and 2005, less than $1 million and $13 million, respectively, in net deferred losses, net of tax, related to terminated cash flow hedges were recorded in accumulated other comprehensive income. For the years ended December 31, 2006 and 2005, $12 million and $14 million, respectively, in net deferred losses, net of tax, on the terminated cash flow hedges were amortized into net interest income. As of December 31, 2006, less than $1 million in net deferred losses, net of tax, on terminated cash flow hedges included in accumulated other comprehensive income are expected to be reclassified into net interest income during the next 12 months.

Free-Standing Derivative Instruments

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations, commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue.

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts. The Bancorp does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment. Revaluation gains and losses on such foreign currency derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income as are revaluation gains and losses on foreign denominated loans.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, swaptions, floors, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because they appreciate in value as a result of tightening spreads. They also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue.

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

64    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments for the years ended December 31 are summarized in the table below:

($ in millions)	2006	2005	2004
Foreign exchange contracts	$56	52	45
Forward contracts related to interest rate lock commitments and mortgage loans held for sale	7	(2)	(3)
Interest rate lock commitments	(2)	1	4
Derivative instruments related to MSR portfolio	(9)	(23)	(10)
Derivative instruments related to interest rate risk	(20)	3	7

The following table reflects the market value of all free-standing derivatives included in the Consolidated Balance Sheets as of December 31:

	2006		2005
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Foreign exchange contracts for customers	$5,064	$164	3,771	118
Interest rate contracts for customers	8,174	110	5,964	48
Commodity contracts for customers	68	4	-	-
Foreign exchange contracts	68	1	-	-
Derivative instruments related to MSR portfolio	2,335	14	560	4
Interest rate lock commitments	389	2	315	1
Forward contracts related to interest rate lock commitments	243	1	71	-
Derivative instruments related to interest rate risk	213	9	-	-
Total included in other assets		$305		171
Included in other liabilities:
Foreign exchange contracts for customers	$4,783	$149	3,654	104
Interest rate contracts for customers	8,398	110	5,924	48
Commodity contracts for customers	62	4	-	-
Derivative instruments related to MSR portfolio	583	5	586	10
Interest rate lock commitments	750	3	165	-
Forward contracts related to interest rate lock commitments	103	1	416	1
Derivative instruments related to interest rate risk	7	-	-	-
Total included in other liabilities		$272		163

The following table summarizes the Bancorp’s derivative instrument positions (excluding $27.6 billion in notional amount from the customer accommodation program) at December 31, 2006:

($ in millions)	Notional Amount	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$2,775	107	4.85%	5.43%
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale and interest rate lock commitments	1,418	1
Mortgage servicing rights portfolio:
Principal-only swaps	48	2		4.23
Interest rate swaps – Receive fixed/pay floating	785	62	5.12	5.37
Interest rate swaps – Receive floating/pay fixed	460	86	5.36	4.95
Interest rate swaptions – Receive fixed	1,225	5	4.86
Interest rate swaptions – Pay fixed	400	3		5.28
Foreign currency:
Forward contracts	15	2
Swaps	53	2
Interest rate futures/forwards	20	2
Total	$7,199

Fifth Third Bancorp    65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2006	2005
Bank owned life insurance	$1,949	$1,865
Accounts receivable and drafts-in-process	1,446	1,073
Partnership investments	698	388
Accrued interest receivable	533	511
Derivative instruments	309	192
Prepaid pension and other expenses	119	188
Other real estate owned	90	54
Other	626	116
Total	$5,770	$4,387

10. SHORT-TERM BORROWINGS

Borrowings with original maturities of one year or less are classified as short term. Federal funds purchased are excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Bank notes are promissory notes issued by the

Bancorp’s subsidiary banks. Other short-term borrowings include securities sold under repurchase agreements, FHLB advances and other borrowings with original maturities of one year or less. A summary of short-term borrowings and weighted-average rates follows:

	2006		2005		2004
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$1,421	5.26%	$5,323	3.93%	$4,714	2.00%
Short-term bank notes	-	-	-	-	775	2.30
Other short-term borrowings	2,796	4.04	4,246	2.94	4,537	1.71
Average for the years ending December 31:
Federal funds purchased	$4,148	5.02%	$4,225	3.26%	$5,896	1.30%
Short-term bank notes	-	-	248	2.60	1,003	1.46
Other short-term borrowings	4,522	4.28	5,038	2.74	6,640	1.17
Maximum month-end balance:
Federal funds purchased	$5,434		$6,378		$8,037
Short-term bank notes	-		775		1,275
Other short-term borrowings	6,287		6,531		8,233

66    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LONG-TERM DEBT

A summary of long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2006	2005
Parent Company
Senior:
Extendable notes	2007 - 2009	5.33%	$1,748	1,749
Subordinated:
Fixed-rate notes (b)	2017	5.45%	492	-
Fixed-rate notes (b)	2018	4.50%	459	463
Floating-rate notes (b)	2016	5.79%	250	-
Junior subordinated:
Fixed-rate debentures (b)	2027	8.136%	217	219
Subsidiaries
Senior:
Fixed-rate bank notes	2007 - 2019	2.70% -5.20%	2,006	2,030
Floating-rate bank notes	2013	5.48%	500	1,150
Extendable bank notes	2008 - 2014	5.40%-5.45%	1,200	1,199
Subordinated:
Fixed-rate bank notes (b)	2015	4.75%	492	497
Junior subordinated:
Floating-rate debentures (a)	2027	6.17%	103	103
Floating-rate debentures (a)	2033 - 2034	8.15%-8.27%	67	67
Mandatorily redeemable securities (a)	2031	Varies	647	596
Federal Home Loan Bank advances	2007 - 2037	0% -8.34%	4,258	4,790
Securities sold under repurchase agreements			-	2,300
Other	2007 - 2032	Varies	119	64
Total			$12,558	15,227
(a)	Qualify as Tier I capital for regulatory capital purposes.
(b)	Qualify as Tier II capital for regulatory capital purposes.

The senior extendable notes are obligations of the Bancorp. These notes currently pay interest at one-month LIBOR and, in 2007, can be extended for twelve months to pay interest at one-month LIBOR plus 1 bp. In 2008, the notes can be extended an additional twelve months paying an interest rate of one-month LIBOR plus 2 bp. The final maturity of these notes is 2009.

The subordinated fixed-rate notes due in 2017 and 2018 are the obligation of the Bancorp. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to floating-rate. The rate paid on these swaps was 5.37% at December 31, 2006.

The subordinated floating-rate notes due in 2016 are obligations of the Bancorp. The notes pay interest at three-month LIBOR plus 42 bp.

The Bancorp issued the 8.136% junior subordinated debentures due in 2027 to Fifth Third Capital Trust I (“FTCT1”). The Bancorp has fully and unconditionally guaranteed all of FTCT1’s obligations under trust preferred securities issued by FTCT1. The Bancorp entered into a swap to convert the fixed-rate debt into floating. The interest rate paid on the swap was 5.86% at December 31, 2006. The trust preferred securities have been called in the first quarter of 2007.

The three-month LIBOR plus 80 bp junior subordinated debentures due in 2027 were issued to Old Kent Capital Trust 1 (“OKCT1”). The Bancorp has fully and unconditionally guaranteed all of OKCT1’s obligations under trust preferred securities issued by OKCT1. The trust preferred securities were redeemed in the first quarter of 2007.

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

The senior fixed-rate bank notes due from 2007 to 2019 are the obligations of a subsidiary bank. The maturities of the face value of the senior fixed-rate bank notes are as follows: $375 million in 2007, $500 million in 2008, $109 million in 2009, $800 million in 2010 and $275 million in 2019. The Bancorp entered into swaps to convert $1.1 billion of the fixed-rate debt into floating. At December 31, 2006, the rates paid on these swaps ranged from 5.37% to 5.41%.

The subordinated fixed-rate bank notes due in 2015 are the obligations of a subsidiary bank. The Bancorp entered into swaps to convert the fixed-rate debt into floating. At December 31, 2006, the rate paid on the swaps ranged from 5.34% to 5.60%.

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

At December 31, 2006, FHLB advances have rates ranging from 0% to 8.34%, with interest payable monthly. The advances were secured by certain residential mortgage loans and securities totaling $8.7 billion. The advances mature as follows: $1.6 billion in 2007, $13 million in 2008, $1.5 billion in 2009, $1 million in 2010 and $1.1 billion in 2011 and thereafter.

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by two subsidiary banks, of which $4.2 billion was outstanding at December 31, 2006 with $15.8 billion available for future issuance. There were no other medium-term senior notes outstanding on either of the two subsidiary banks as of December 31, 2006.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. Contractually obligated payments for long-term debt are due over the following periods: $2.0 billion in less than one year; $3.9 billion in one to three years; $.8 billion in three to five years; and $5.9 billion in greater than five years.

Fifth Third Bancorp    67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENT LIABILITIES

The Bancorp, in the normal course of business, uses derivatives and other financial instruments to manage its interest rate risks and prepayment risks and to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby and commercial letters of credit, foreign exchange contracts, commitments to sell residential mortgage loans, principal-only swaps, interest rate swap agreements, interest rate floors, interest rate caps, commodities contracts, written options and interest rate lock commitments. These instruments involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Consolidated Balance Sheets. As of December 31, 2006, all of the Bancorp’s risk management derivatives exposure was to investment grade companies. The contract or notional amounts of these instruments reflect the extent of involvement the Bancorp has in particular classes of financial instruments.

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

A summary of significant commitments and contingent liabilities at December 31:

	Contract or Notional Amount
($ in millions)	2006	2005
Commitments to extend credit	$42,085	35,724
Letters of credit (including standby letters of credit)	8,163	7,300
Customer derivatives in a gain position	3,911	2,410
Forward contracts to sell mortgage loans	1,418	1,285
Noncancelable lease obligations	695	609
Purchase obligations	24	34

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2006 and 2005, the Bancorp had a reserve for probable credit losses totaling $75 million and $69 million, respectively, included in other liabilities.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At December 31, 2006, approximately $2.9 billion of standby letters of credit expire within one year, $4.8 billion expire between one to five years and $.5 billion expire thereafter. At December 31, 2006, letters of credit of approximately $32 million were issued to commercial customers for a duration of one year or less to facilitate trade payments in domestic and foreign currency transactions. At December 31, 2006 and 2005, the reserve related to these standby letters of credit was less than $1 million. Approximately 69% of the total standby letters of credit were secured as of December 31, 2006 and 2005. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

As discussed in Note 8, the Bancorp’s policy is to enter into derivative contracts to accommodate customers, to offset customer accommodations and to offset its own market risk incurred in the ordinary course of its business. Contingent obligations arising from market risk assumed in derivatives are offset with additional rights contained in other derivatives or contracts, such as loans or borrowings. A liability arises when a customer does not perform according to the derivative contract while the Bancorp must perform the offsetting agreement. Customer derivatives in a gain position with a corresponding offset are included in the table. The fair value of these contracts at December 31, 2006 and 2005 were $45 million and $31 million, respectively.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the table. The Bancorp has also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

There are claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 13 for additional information regarding these proceedings.

13. LEGAL AND REGULATORY PROCEEDINGS

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. The Bancorp continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Bancorp believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Recently issued FSP FAS 13-2, which is effective as of January 1, 2007, mandates that a change or projected change in the timing of lessor cash flows related to income taxes generated by leveraged lease transactions, excluding interest and penalty assessments, will require a lessor to recalculate the rate of return and allocation of income to positive investment years from inception of the lease. Upon adoption of FSP FAS 13-2 on January 1, 2007, the Bancorp recorded a $96 million after-tax charge to retained earnings related to its portfolio of leveraged leases. The amount of this reduction will be recognized as income over the remaining term of the affected leases. In January 2007, the Bancorp made a $356 million deposit with the IRS to mitigate the risk associated with tax years after 1997 and, in particular, the leveraged lease transactions noted above. The deposit enables the

68    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bancorp to stop the accrual of interest at a current rate of 8-10% on any tax deficiency to the extent of the deposit if the Bancorp is not ultimately successful in its suit.

On April 26, 2006 the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. As this litigation is still in its early stages, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages to the Bancorp, if any.

As an outgrowth of the recent SEC consent order involving BISYS Fund Services, Inc. (“BISYS”), which has provided certain administrative services to the Fifth Third Funds, Fifth Third Asset Management, Inc. (“FTAM”), an indirect wholly-owned subsidiary of the Bancorp, has received an informal request for information from the SEC regarding its past dealings with BISYS. FTAM is responding to the SEC’s requests and intends to cooperate with the SEC in this review. The impact to the Bancorp of the final disposition of this inquiry cannot be assessed at this time.

Several putative class action complaints have been filed against the Bancorp in various federal courts and one state court. The Bancorp has filed to remove the state court action to federal court. The complaints relate to an alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public personal information and alleged violations of the Graham-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of May 2006 through December 2006. Another was filed by a bank and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

The Bancorp and its subsidiaries are not parties to any other material litigation. However, there are other litigation matters which arise in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes any resulting liability from these other actions would not have a material effect upon the Bancorp’s consolidated financial position or results of operations or cash flows.

14. GUARANTEES

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

At December 31, 2006 and 2005, the Bancorp had issued $8.1 billion and $7.3 billion, respectively, of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $8.1 billion and $7.3 billion, respectively. Upon issuance, the Bancorp recognizes a liability equal to the amount of fees received from the customer for these standby letter of credit commitments. At December 31, 2006 and 2005, the reserve related to these standby letters of credit was less than $1 million. Approximately 69% of the total standby letters of credit were secured as of December 31, 2006 and 2005. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through December 31, 2006 and 2005, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The outstanding balance of such loans at December 31, 2006 and 2005 was approximately $3.4 billion and $2.8 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.4 billion and $2.8 billion, respectively, at December 31, 2006 and 2005. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $3.8 billion as of year end 2006 compared to $3.4 billion as of year end 2005. At December 31, 2006 and 2005, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $16 million and $10 million, respectively, recorded in other liabilities on the Consolidated Balance Sheets.

At December 31, 2006 and 2005, the Bancorp had provided credit recourse on approximately $1.3 billion of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. The Bancorp maintained an estimated credit loss reserve of approximately $18 million and $21 million relating to these residential mortgage loans sold at December 31, 2006 and 2005, respectively, recorded in other liabilities on the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

As of December 31, 2006 and 2005, the Bancorp had fully and unconditionally guaranteed $376 million of certain long-term borrowing obligations issued by four wholly-owned issuing trust entities.

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the years ended December 31, 2006 and 2005, the Bancorp processed approximately $120 million and $100 million, respectively, of chargebacks presented by issuing banks, resulting in no material actual losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve at December 31, 2006 and 2005.

Fifth Third Securities, Inc (“FTS”), a subsidiary of the Bancorp, guarantees the collection of all margin account balances

Fifth Third Bancorp    69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of December 31, 2006 was $51 million compared to $55 million as of December 31, 2005. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, FTS does not maintain a loss reserve.

15. RELATED PARTY TRANSACTIONS

At December 31, 2006 and 2005, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiaries in the aggregate amount, net of participations, of $271 million and $307 million, respectively. As of December 31, 2006 and 2005, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $76 million and $81 million, respectively.

Commitments to lend to related parties as of December 31, 2006 and 2005, net of participations, were comprised of $260 million and $296 million, respectively, to directors and $11 million at December 31, 2006 and 2005 to executive officers. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

None of the Bancorp’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Bancorp transacts business.

The Bancorp maintains a written policy and procedures covering related party transactions. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to the loan closing, Compliance Risk Management must approve and determine whether the transaction requires approval from or a post notification be sent to the Bancorp’s Board of Directors.

16. OTHER COMPREHENSIVE INCOME

The Bancorp has elected to present the disclosures required by SFAS No. 130, “Reporting of Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity and in the table below. The Bancorp adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires companies to recognize the unamortized actuarial net gains or losses and unamortized prior service costs as components of accumulated other comprehensive income.

Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income as of and for the years ended December 31 were as follows:

	Current Period Activity			Accumulated Balance
($ in millions)	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
2006
Gains (losses) on available-for-sale securities	$61	(20)	41	$(183)	64	(119)
Reclassification adjustment for net losses recognized in net income	364	(129)	235
Reclassification adjustment for cash flow hedge derivative net losses recognized in net income	20	(8)	12	(2)	1	(1)
Total other comprehensive income	$445	(157)	288	(185)	65	(120)
Cumulative effect of change in accounting for pension and other postretirement obligations				(92)	33	(59)
Total accumulated other comprehensive income				$(277)	98	(179)
2005
Losses on available-for-sale securities	$(455)	158	(297)	(608)	213	(395)
Reclassification adjustment for net gains recognized in net income	(39)	13	(26)
Gains (losses) on cash flow hedge derivatives	9	(3)	6	(22)	9	(13)
Reclassification adjustment for net losses recognized in net income	21	(7)	14
Change in minimum pension liability	90	(31)	59	(8)	3	(5)
Total	$(374)	130	(244)	(638)	225	(413)
2004
Losses on available-for-sale securities	$(74)	27	(47)	(114)	42	(72)
Reclassification adjustment for net losses recognized in net income	37	(13)	24
Losses on cash flow hedge derivatives	(39)	15	(24)	(52)	19	(33)
Reclassification adjustment for net gains recognized in net income	(1)	—	(1)
Change in minimum pension liability	(1)	—	(1)	(98)	34	(64)
Total	$(78)	29	(49)	(264)	95	(169)

70    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMON STOCK AND TREASURY STOCK

The following is a summary of the share activity within common stock issued and treasury stock for the years ended December 31:

	Common Stock		Treasury Stock
($ and shares in millions)	Value	Shares	Value	Shares
Shares at December 31, 2003	$1,295	583	$962	17
Shares acquired for treasury	-	-	987	19
Stock-based awards exercised, including treasury shares issued	-	-	(222)	(4)
Restricted stock grants	-	-	(33)	(1)
Shares issued in business combinations	-	-	(281)	(5)
Other	-	-	1	-
Shares at December 31, 2004	1,295	583	1,414	26
Shares acquired for treasury	-	-	1,746	38
Stock-based awards exercised, including treasury shares issued	-	-	(206)	(4)
Restricted stock grants	-	-	(43)	(1)
Shares issued in business combinations	11	5	(1,413)	(26)
Retirement of shares	(11)	(5)	(219)	(5)
Shares at December 31, 2005	1,295	583	1,279	28
Shares acquired for treasury	-	-	82	2
Stock-based awards exercised, including treasury shares issued	-	-	(84)	(2)
Restricted stock grants	-	-	(45)	(1)
Shares at December 31, 2006	$1,295	583	$1,232	27

During 2004, the Bancorp repurchased approximately 18 million shares of its common stock, approximately three percent of total outstanding shares, for $987 million.

On January 10, 2005, the Bancorp executed an overnight share repurchase transaction with a counterparty for the acquisition of 35.5 million shares of its common stock at a purchase price of $45.95 per share, or $1.6 billion. Pursuant to the agreement with the counterparty, the counterparty purchased 35.5 million shares in the open market over a period of time that was completed during the third quarter of 2005. In accordance with EITF Issue 99-7 “Accounting for an Accelerated Share Repurchase Program,” the share transaction was considered two separate transactions, (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. The treasury shares were accounted for at cost as a contra equity transaction. The forward contract associated with the overnight share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. At the end of the purchase period, the Bancorp received a cash payment of $97 million for the purchase price adjustment based on the volume weighted average purchase price of $43.55. The payment received in connection with the price adjustment was recorded as an addition to capital surplus. Additionally, for diluted earnings per share purposes, the Bancorp assumed the transaction would be net settled in shares as the Bancorp had the choice of settling in cash or shares and the Bancorp did not have a stated policy or the ability to demonstrate a past practice of cash settlement. These incremental shares were subsequently excluded from quarterly earnings per share calculations, as the effect of inclusion would have been anti-dilutive.

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

During 2006, the Bancorp repurchased approximately 2 million shares of its common stock, less than one percent of total outstanding shares, for $82 million. At December 31, 2006, approximately 15.8 million shares remain authorized for repurchase.

Fifth Third Bancorp    71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. Based on total stock-based awards outstanding and shares remaining for future grants under the Incentive Compensation Plan, the Bancorp’s total overhang is approximately nine percent. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2006:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted-Average Exercise Price	Shares Available for Future Issuance (a)
Equity compensation plans approved by shareholders
Stock options	24,456	$49.08	(b)
Restricted stock	2,380	(c)	(b)
Performance units	(d)	(c)	(b)
Stock appreciation rights (“SARs”)	(e)	(e)	(b)
Equity compensation plans not approved by shareholders
Employee stock purchase plan			1,613(f)
Total (g)	26,836	$49.08	13,748(h)
(a)	Excludes shares to be issued upon exercise of outstanding options.
(b)

Under the Incentive Compensation Plan, 20.0 million shares of stock were authorized for issuance as nonqualified and incentive stock options, SARs, restricted stock and restricted stock units, performance shares and performance units and stock awards. As of December 31, 2006, 11.9 million shares remain available for future issuance.

(c)	Not applicable
(d)

The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 293 thousand shares, dependent on relative performance.

(e)

At December 31, 2006, approximately 13.1 million SARs were outstanding at a weighted-average grant price of $43.43. The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.

(f)

Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1,500,000 shares approved by shareholders on March 28, 2006.

(g)

Excludes 2.4 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $32.63 per share.

(h)	Includes .3 million shares issuable relating to deferred stock compensation plans.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on March 23, 2004. The plan authorized the issuance of up to 20 million shares as equity compensation and provides for nonqualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units and stock awards. Stock options and SARs are issued at fair market value based on the closing price on the date of grant, have up to ten-year terms and vest and become fully exercisable at the end of three to four years of continued employment. Currently, all SARs outstanding are to be settled with stock. Restricted stock grants vest either after four years or ratably after three, four and five years of continued employment and include dividend and voting rights.

As discussed in Note 1, effective January 1, 2006, the Bancorp adopted SFAS No. 123(R) using the modified retrospective application basis in accounting for stock-based compensation plans. Under SFAS No. 123(R), the Bancorp recognizes compensation expense for the grant-date fair value of stock-based compensation issued over its requisite service period. Awards with a graded vesting are expensed on a straight-line basis. The grant-date fair value of stock options is measured using the Black- Scholes option-pricing model.

The Bancorp uses the following assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year ended:

	2006	2005	2004
Expected option life (in years)	6	6	6
Expected volatility	23%	26%	28%
Expected dividend yield	4.1%	3.5%	2.3%
Risk-free interest rate	4.9%	4.3%	3.9%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Bancorp’s stock. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense was $76 million, $65 million and $87 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total related income tax benefit recognized was $23 million, $16 million and $18 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following tables include a summary of stock-based compensation transactions for the previous three fiscal years:

	2006		2005		2004
Stock Options (shares in thousands)	Shares	Weighted- Average Option Price	Shares	Weighted- Average Option Price	Shares	Weighted- Average Option Price
Outstanding at January 1	31,546	$46.49	36,162	$45.31	40,727	$44.40
Granted (a)	-	-	2,515	22.90	1,105	19.81
Exercised	(1,931)	21.70	(4,830)	21.16	(4,248)	25.41
Forfeited or expired	(2,715)	53.24	(2,301)	54.30	(1,422)	58.07
Outstanding at December 31	26,900	$47.58	31,546	$46.49	36,162	$45.31
Exercisable at December 31	25,978	$47.43	29,364	$46.01	30,912	$43.57
(a)

2005 stock options granted include 2,514 options assumed as part of the First National acquisition completed on January 1, 2006. These options were granted under a First National plan assumed by the Bancorp. 2004 options granted include 1,021 options assumed as part of the Franklin Financial acquisition completed on June 11, 2004. These stock options were granted under a Franklin Financial plan assumed by the Bancorp.

72    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no stock options granted during 2006. The weighted-average grant-date fair value of options granted for the years ended 2005 and 2004 was $20.54 and $36.57 per share, respectively.

The total intrinsic value of options exercised was $32 million, $103 million and $121 million in 2006, 2005 and 2004, respectively. Cash received from options exercised was $35 million, $90 million and $105 million in 2006, 2005 and 2004, respectively. The actual tax benefit realized from the exercised options was $9 million, $28 million and $21 million in 2006, 2005 and 2004, respectively. The total grant-date fair value of stock options that vested during 2006, 2005 and 2004 was $25 million, $78 million and $104 million, respectively.

At December 31, 2006, there was $7 million of compensation expense related to non-vested stock options not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.1 years.

	2006		2005		2004
Stock Appreciation Rights (shares in thousands)	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	7,541	$47.51	3,529	$54.37	-	$-
Granted	6,949	39.18	4,892	42.82	3,716	54.37
Exercised	-	-	-	-	-	-
Forfeited or expired	(1,437)	44.31	(880)	48.88	(187)	54.40
Outstanding at December 31	13,053	$43.43	7,541	$47.51	3,529	$54.37
Exercisable at December 31	989	$42.99	4	$54.37	1	$54.40

The weighted-average grant-date fair value of SARs granted was $7.35, $9.31 and $14.11 per share for the years ended 2006, 2005 and 2004, respectively. The total grant-date fair value of SARs that vested during 2006, 2005 and 2004 was $10 million, $.05 million and $.01 million, respectively.

At December 31, 2006, there was $52 million of compensation expense related to non-vested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 1.7 years.

	2006		2005		2004
Restricted Stock (shares in thousands)	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1	1,482	$46.16	596	$54.01	48	$58.11
Granted	1,265	38.93	1,086	42.31	607	53.86
Vested	(24)	44.91	(29)	50.62	(18)	59.16
Forfeited	(343)	40.76	(171)	48.19	(41)	54.26
Nonvested at December 31	2,380	$40.28	1,482	$46.16	596	$54.01

The total grant-date fair value of restricted stock that vested during 2006, 2005 and 2004 was $1.1 million, $1.2 million and $1.1 million, respectively. At December 31, 2006, there was $43 million of compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

The Bancorp has no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Bancorp has historically made adequate discretionary purchases based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

At December 31, 2006, there were 9.7 million incentive options, 17.2 million non-qualified options, 13.1 million SARs and 2.4 million restricted stock awards outstanding, ..3 million shares reserved for performance unit awards and 11.9 million shares available for grant. As of December 31, 2006, the aggregate intrinsic value of both outstanding options and exercisable options was $64 million. Stock options, SARs and restricted stock outstanding represent eight percent of the Bancorp’s issued shares at December 31, 2006.

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price per Share	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	47	$7.98	3.31	47	$7.98	3.31
$10.01-$25.00	1,922	21.45	1.48	1,922	21.45	1.48
$25.01-$40.00	4,414	35.92	1.87	4,414	35.92	1.87
$40.01-$55.00	15,614	48.29	4.00	14,770	48.11	3.87
Over $55.01	4,903	66.46	5.28	4,825	66.60	5.27
All options	26,900	$47.58	3.70	25,978	$47.43	3.61

In addition, approximately 111 thousand shares of performance-based awards were granted during 2006. These awards are payable in stock and cash contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. These performance targets are based on the Bancorp’s performance relative to a defined peer group. The performance-based awards were granted at a weighted-average grant-date fair value of $39.14 per share.

The Bancorp sponsors a Stock Purchase Plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2006, 2005 and 2004, respectively, there were 317,483, 333,472 and 236,115 shares purchased by participants and the Bancorp recognized compensation expense of $2 million for each of the years ended 2006, 2005 and 2004.

    Fifth Third Bancorp    73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2006	2005	2004
Other noninterest income:
Cardholder fees	$49	46	39
Consumer loan and lease fees	47	50	57
Operating lease income	26	55	156
Bank owned life insurance income	86	91	61
Insurance income	28	27	28
Gain on sale of third-party sourced merchant processing contracts	-	-	157
Other	64	91	89
Total	$300	360	587
Other noninterest expense:
Marketing and communications	$124	126	99
Postal and courier	49	50	49
Bankcard	317	271	224
Loan and lease	93	89	82
Travel	52	54	41
Information technology and operations	112	114	87
Operating lease	18	40	114
Debt and other financing agreement termination	49	-	325
Other	409	441	403
Total	$1,223	1,185	1,424

20. SALES AND TRANSFERS OF LOANS

The Bancorp sold fixed and adjustable rate residential mortgage loans and student loans during 2006 and 2005. The Bancorp also securitized and sold certain automotive loans in 2004 and securitized and sold certain home equity lines of credit in 2003. In all of those sales, the Bancorp retained servicing responsibilities. In addition, the Bancorp retained a residual interest and an interest only strip (“IO strip”) in the home equity lines of credit securitization and a residual interest and subordinated tranche in the automotive loans securitization. The Bancorp receives annual servicing fees at a percentage of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp’s retained interests are subordinate to investor’s interests. Their value is subject to credit, prepayment and interest rate risks on the sold financial assets. In 2006 and 2005, the Bancorp recognized pretax gains of $81 million and $123 million, respectively, on the sales of residential mortgage loans, home equity lines of credit and student loans. Total proceeds from the loan sales in 2006 and 2005 were $9.4 billion and $9.7 billion, respectively.

Initial carrying values of retained interests recognized during 2006 and 2005 were as follows:

($ in millions)	2006	2005
Mortgage servicing assets	$135	134
Other consumer and commercial servicing assets	1	1
Consumer residual interests	-	5

Key economic assumptions used in measuring the Bancorp’s servicing rights and residual interests during 2006 and 2005 were as follows:

		2006				2005
	Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.8	13.7%	10.4%	N/A	7.1	12.6%	10.3%	N/A
Servicing assets	Adjustable	2.7	38.6	11.7	N/A	3.7	27.5	11.6	N/A
Home equity lines of credit::
Servicing assets	Adjustable	1.8	37.5	11.7	N/A	2.4	35	11.7	N/A
Residual interest	Adjustable	1.6	37.5	11.7	.35%	2.0	35	11.7	.35%

Based on historical credit experience, expected credit losses for servicing rights have been deemed immaterial. At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$483	7.4	10.9%	$20	$39	10.3%	$18	$35	-%	$-	$-
Servicing assets	Adjustable	45	3.7	26.5	3	6	10.9	1	2	-	-	-
Home equity line of credit:
Servicing assets	Adjustable	3	1.2	40.0	-	1	11.7	-	-	-	-	-
Residual interest	Adjustable	15	1.5	40.0	1	2	11.7	-	-	.35	-	-
Automotive loans:
Servicing assets	Fixed	1	0.3	1.55	-	-	12	-	-	-	-	-
Residual interest	Fixed	6	0.7	1.55	-	-	12	-	-	1.25	-	-

74    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

In addition to the retained interests listed previously, the Bancorp retains certain investment grade securities from securitizations. The fair value of these retained securities was $15 million and $30 million at December 31, 2006 and 2005, respectively. The securities are valued using quoted market prices.

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized for the years ended December 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2006	2005	2006	2005	2006	2005
Commercial loans	$20,725	19,299	$38	20	$107	75
Commercial mortgage	10,405	9,188	17	8	24	9
Commercial leases	3,841	3,698	2	1	(1)	37
Construction loans	6,847	7,037	18	11	8	4
Residential mortgage	9,263	8,353	57	49	22	19
Other consumer loans	23,905	22,987	79	65	154	147
Consumer leases	1,073	1,595	2	3	5	14
Total loans and leases managed and securitized (a)	76,059	72,157	$213	157	$319	305
Less:
Loans securitized	556	928
Loans held for sale	1,150	1,304
Total portfolio loans and leases	$74,353	69,925
(a)	Excluding securitized assets that the Bancorp continues to service but with which it has no other continuing involvement.

Static pool credit losses are calculated by aggregating the actual and projected future credit losses for a securitization and dividing these losses by the original balance in each pool of assets. For the home equity lines of credit securitized in 2003, the static pool credit losses were .80% and .70% as of December 31, 2006 and 2005, respectively. For the automotive loans securitized in 2004, the static pool credit losses were 1.09% and 1.00% as of December 31, 2006 and 2005, respectively.

During 2006 and 2005, the Bancorp transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring these loans to the QSPE allows the Bancorp to reduce its exposure to these lower yielding loan assets while maintaining the customer relationships. The Bancorp retains servicing and receives monthly servicing fees. At December 31, 2006 and 2005, the outstanding balance of loans transferred was $3.4 billion and $2.8 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of an event specified in the legal documents that established the QSPE. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. These commercial loans are transferred at par with no gain or loss recognized. The Bancorp receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. No value has been assigned to this retained future stream of fees to be received as the fair value of this right was deemed immaterial due to the short-term servicing period of the assets transferred and the small spread provided by the transferred loans. As of December 31, 2006, the $3.4 billion balance of outstanding loans had a weighted-average remaining maturity of 2.7 years.

During 2004, the Bancorp securitized and sold $750 million in automotive loans to an unconsolidated QSPE that is wholly owned by an independent third party. The Bancorp retained servicing rights and receives a servicing fee based on a percentage of the outstanding balance. Additionally, the Bancorp retained a subordinated tranche of securities and rights to future cash flows arising after investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp’s retained interest is subordinate to investor’s interests and its value is subject to credit, prepayment and interest rate risks on the sold automotive loans. As of December 31, 2006, the remaining balance of sold automotive loans was $146 million.

During 2003, the Bancorp securitized and sold $903 million in home equity lines of credit to an unconsolidated QSPE that is wholly owned by an independent third party. The Bancorp retained servicing rights and receives a servicing fee based on a percentage of the outstanding balance. Additionally, the Bancorp retained rights to future cash flows arising after investors in the securitization trust have received the return for which they contracted. The investors and the securitization trust have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp’s retained interest is subordinate to investor’s interests and its value is subject to credit, prepayment and interest rate risks on the sold home equity lines of credit. During 2006, pursuant to the terms of the sales and servicing agreement, $39 million in fixed-rate home equity line of credit balances were put back to the Bancorp. As of December 31, 2006, the remaining balance of sold home equity lines of credit was $374 million.

The Bancorp had the following cash flows with unconsolidated QSPEs during 2006 and 2005:

($ in millions)	2006	2005
Proceeds from transfers, including new securitizations	$1,618	1,680
Proceeds from collections reinvested in revolving-period securitizations	97	132
Fees received	35	32

Fifth Third Bancorp    75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated Federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income at December 31:

($ in millions)	2006	2005	2004
Current income taxes:
U.S. income taxes	$457	654	691
State and local income taxes	7	21	34
Total current tax	464	675	725
Deferred income taxes:
U.S. income taxes	(24)	(7)	(12)
State and local income taxes	3	(9)	(1)
Total deferred taxes	(21)	(16)	(13)
Applicable income taxes	$443	659	712

Deferred income taxes are included as a component of accrued taxes, interest and expenses in the Consolidated Balance Sheets and are comprised of the following temporary differences at December 31:

($ in millions)	2006	2005
Deferred tax assets:
Allowance for credit losses	$270	260
Deferred compensation	160	149
Other comprehensive income	98	225
State net operating losses	112	129
Other	117	127
Total deferred tax assets	757	890
Deferred tax liabilities:
Lease financing	1,750	1,786
State deferred taxes	189	203
Bank premises and equipment	70	61
Mortgage servicing rights	124	99
Other	173	186
Total deferred tax liabilities	2,306	2,335
Total net deferred tax liability	$1,549	1,445

A reconciliation between the statutory U.S. income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2006	2005	2004
Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	.4	.4	1.0
Tax-exempt income	(2.8)	(2.3)	(2.0)
Credits	(3.9)	(2.3)	(1.7)
Dividends on subsidiary preferred stock	(2.2)	(1.7)	(1.7)
Other, net	.7	.8	1.2
Effective tax rate	27.2%	29.9	31.8

Retained earnings at December 31, 2006 includes $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

76    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. RETIREMENT AND BENEFIT PLANS

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

Plans With an Overfunded Status

($ in millions)	2006	2005
Fair value of plan assets at January 1	$238	196
Actual return on assets	26	11
Contributions	15	50
Settlement	(20)	(17)
Benefits paid	(7)	(6)
Plan merger	-	4
Fair value of plan assets at December 31	$252	238
Projected benefit obligation at January 1	$220	216
Service cost	1	1
Interest cost	12	12
Settlement	(20)	(16)
Actuarial loss	7	8
Benefits paid	(7)	(6)
Plan merger	-	5
Projected benefit obligation at December 31	$213	220
Overfunded projected benefit obligation recognized in the Consolidated Balance Sheets as an asset (a)	$39

Plans With an Underfunded Status

($ in millions)	2006	2005
Fair value of plan assets at January 1	$-	5
Actual return on assets	-	-
Contributions	3	13
Settlement	-	(11)
Benefits paid	(3)	(3)
Plan merger	-	(4)
Fair value of plan assets at December 31	$-	-
Projected benefit obligation at January 1	$38	38
Service cost	1	2
Interest cost	-	(10)
Settlement	-	10
Actuarial loss	1	6
Benefits paid	(3)	(3)
Plan merger	-	(5)
Projected benefit obligation at December 31	$37	38
Unfunded projected benefit obligation recognized in the Consolidated Balance Sheets as a liability (a)	($37)

(a)

SFAS No. 158 was implemented prospectively at December 31, 2006. As a result, the Bancorp recognized the overfunded and unfunded projected benefit obligation of its pension plans as an asset and liability, respectively, in the Consolidated Balance Sheet as of December 31, 2006.

Amounts recognized in accumulated other comprehensive income consist of:

($ in millions)	2006
Net actuarial loss	$89
Net prior service cost	3
Total	$92

The Bancorp implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88 106, and 132(R)” at December 31, 2006. SFAS No. 158 requires the funded status of pension plans to be recorded in the balance sheet as an asset for plans with an overfunded status and a liability for plans with an underfunded status. The Bancorp recognized the overfunded and underfunded status of its pension plans as an asset and liability, respectively, in the Consolidated Balance Sheet as of December 31, 2006.

The Bancorp’s qualified defined benefit plan is currently overfunded. This plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s retirement plans with an underfunded status are nonqualified, supplemental retirement plans, which are funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years.

The following table summarizes the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006:

($ in millions)	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
Financial statement line item:
Prepaid benefit cost	$124	(85)	39
Deferred tax asset	3	30	33
Total assets	127	(55)	72
Accrued benefit liability	38	(1)	37
Total liabilities	38	(1)	37
Accumulated other comprehensive income	(5)	(54)	(59)
Total shareholders’ equity	(5)	(54)	(59)

The following tables summarize net periodic pension cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2006	2005	2004
Components of net periodic pension cost:
Service cost	$1	1	1
Interest cost	13	14	15
Expected return on assets	(19)	(18)	(18)
Amortization and deferral of transition amount	-	-	(2)
Amortization of actuarial loss	9	8	9
Amortization of net prior service cost	1	-	1
Settlement	8	9	10
Net periodic pension cost	$13	14	16

($ in millions)	2006
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$89
Prior service cost	3
Total recognized in other comprehensive income	92
Amortization of actuarial loss	9
Amortization of prior service cost	1
Total recognized in net periodic pension cost and other comprehensive income	$102

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2007 are $7 million and $1 million, respectively.

The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance.

Fifth Third Bancorp    77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the plan assumptions for the years ended December 31:

Weighted-average assumptions	2006	2005	2004
For disclosure:
Discount rate	5.80%	5.375	5.85
Rate of compensation increase	5.00	5.00	5.10
Expected return on plan assets	8.48	8.45	8.00
For measuring net periodic pension cost:
Discount rate	5.375	5.65-5.85	6.00
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.45	8.00	8.75

Lowering both the expected rate of return on the plan and the discount rate by 0.25% would have increased the 2006 pension expense by approximately $1 million.

Plan assets consist primarily of common trust and mutual funds (equities and fixed income) and Bancorp common stock. As of December 31, 2006 and 2005, $156 million and $178 million, respectively, of plan assets were managed by Fifth Third Bank, a subsidiary of the Bancorp, through common trust and mutual funds and included $15 million, respectively, of Bancorp common stock. The following table provides the Bancorp’s weighted-average asset allocations by asset category for 2006 and 2005:

Weighted-average asset allocation	2006	2005
Equity securities	69%	69
Bancorp common stock	6	6
Total equity securities	75	75
Total fixed income securities	22	23
Cash	3	2
Total	100%	100

The Bancorp’s policy for the investment of Plan assets is to employ investment strategies that achieve a weighted-average target asset allocation of 70% to 80% in equity securities, 20% to 25% in fixed income securities and up to five percent in cash. Plan assets are not expected to be returned to the Bancorp during 2007.

The accumulated benefit obligation for all defined benefit plans was $249 million and $254 million at December 31, 2006 and December 31, 2005, respectively. At December 31, 2006 and 2005, amounts relating to the Bancorp’s defined benefit plans with an accumulated benefit obligation exceeding assets were as follows:

($ in millions)	2006	2005
Projected benefit obligation	$37	38
Accumulated benefit obligation	38	38
Fair value of plan assets	-	-

Based on the actuarial assumptions, the Bancorp does not expect to contribute to the Plan in 2007. Estimated pension benefit payments, which reflect expected future service, are $20 million in 2007, $20 million in 2008, $19 million in 2009, $20 million in 2010 and $18 million in 2011. The total estimated payments for the years 2012 through 2016 is $83 million.

The Bancorp’s profit sharing plan expense was $60 million for 2006, $62 million for 2005 and $69 million for 2004. Expenses recognized during the years ended December 31, 2006, 2005 and 2004 for matching contributions to the Bancorp’s defined contribution savings plans were $35 million, $33 million and $28 million, respectively.

23. EARNINGS PER SHARE

Reconciliation of earnings per share to earnings per diluted share for the years ended December 31:

	2006			2005			2004
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
EPS
Income before cumulative effect	$1,184			$1,549			$1,525
Net income available to common shareholders before cumulative effect (a)	1,184	555	$2.13	1,548	554	$2.79	1,524	561	$2.72
Cumulative effect of change in accounting principle, net of tax	4		.01	-		-	-		-
Net income available to common shareholders (a)	$1,188	555	$2.14	$1,548	554	$2.79	$1,524	561	$2.72
Diluted EPS
Net income available to common shareholders before cumulative effect	$1,184	555		$1,548	554		$1,524	561
Effect of dilutive securities:
Stock based awards		2			4			7
Convertible preferred stock (b)		-			-			-
Income plus assumed conversions before cumulative effect	1,184	557	$2.12	1,549	558	$2.77	1,525	568	$2.68
Cumulative effect of change in accounting principle, net of tax	4		.01	-		-	-		-
Net income available to common shareholders plus assumed conversions	$1,188	557	$2.13	$1,548	558	$2.77	$1,525	568	$2.68
(a)	Dividends on preferred stock are $.740 million for the years ended December 31, 2006, 2005 and 2004.
(b)

The additive effect to income from dividends on convertible preferred stock is $.580 million and the average share dilutive effect from convertible preferred stock is .308 million shares for the years ended December 31, 2006, 2005 and 2004.

During the first quarter of 2006, the Bancorp recognized a benefit for the cumulative effect of change in accounting principle of $4 million, net of $2 million of tax, related to the adoption of SFAS 123(R). The benefit recognized relates to the Bancorp’s estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

Options to purchase 33.1 million, 28.1 million and 16.2 million shares outstanding at December 31, 2006, 2005 and 2004, respectively, were not included in the computation of net income per diluted share because the exercise price of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

78    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments as of December 31:

	2006		2005
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,737	2,737	3,078	3,078
Available-for-sale and other securities	11,053	11,053	21,924	21,924
Held-to-maturity securities	356	356	389	389
Trading securities	187	187	117	117
Other short-term investments	809	809	158	158
Loans held for sale	1,150	1,152	1,304	1,305
Portfolio loans and leases, net	73,582	73,660	69,181	69,039
Derivative assets	309	309	192	192
Bank owned life insurance assets	1,949	1,949	1,865	1,865
Financial liabilities:
Deposits	69,380	69,371	67,434	67,361
Federal funds purchased	1,421	1,421	5,323	5,323
Other short-term borrowings	2,796	2,796	4,246	4,246
Long-term debt	12,558	12,762	15,227	15,458
Derivative liabilities	369	369	269	269
Short positions	29	29	29	29
Other financial instruments:
Commitments to extend credit	75	75	69	69
Letters of credit	23	23	13	13

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

The following methods and assumptions were used in determining the fair value of selected financial instruments:

Short-term financial assets and liabilities: For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, other short-term investments, certain deposits (demand, interest checking, savings and money market), federal funds purchased and other short-term borrowings.

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

Derivative assets and derivative liabilities Fair values were based on the estimated amount the Bancorp would receive or pay to terminate the derivative contracts, taking into account the current interest rates and the creditworthiness of the counterparties. The fair values represent an asset or liability at December 31, 2006 and 2005.

Bank owned life insurance assets: Fair values of insurance policies owned by the Bancorp were based on the insurance contract’s cash surrender value, net of any policy loans.

Deposits: Fair values for other time, certificates of deposit $100,000 and over and foreign office were estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

Long-term debt: Fair value of long-term debt was based on quoted market prices, when available, or a discounted cash flow calculation using prevailing market rates for borrowings of similar terms.

Commitments to extend credit: Fair values of loan commitments were based on estimated probable credit losses.

Letters of credit: Fair values of letters of credit were based on unamortized fees on the letters of credit.

25. BUSINESS COMBINATIONS

On January 1, 2005, the Bancorp acquired in a merger 100% of the outstanding stock of First National Bankshares, Inc. (“First National”), a bank holding company headquartered in Naples, Florida. First National operated 77 full-service banking centers located primarily in Orlando, Tampa, Sarasota, Naples and Fort Myers. The acquisition of First National allowed the Bancorp to increase its presence in the rapidly expanding Florida market.

Under the terms of the transaction, each share of First National common stock was exchanged for .5065 shares of the Bancorp’s common stock, resulting in the issuance of 30.6 million shares of common stock. The common stock issued to effect the transaction was valued at $47.30 per share, the closing price of the Bancorp’s common stock on the previous trading day, for a total transaction value of $1.5 billion. The total purchase price also included the fair value of stock-based awards issued in exchange for stock-based awards held by First National employees, for which the aggregate fair value was $63 million.

The assets and liabilities of First National were recorded on the Bancorp’s Consolidated Balance Sheet at their respective fair values as of the closing date. The results of First National’s operations were included in the Bancorp’s Consolidated Statements of Income from the date of acquisition. In addition, the Bancorp realized charges against its earnings for acquisition related expenses of $8 million during 2005. The acquisition related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with the conversion.

Fifth Third Bancorp    79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transaction resulted in total goodwill and intangible assets of $1.3 billion based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $85 million was allocated to core deposit intangibles, $7 million was allocated to customer lists and $13 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over 10 years. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $1.2 billion of intangible assets was recorded as goodwill and is not being amortized. Goodwill recognized in the First National acquisition is not deductible for income tax purposes.

On June 11, 2004, the Bancorp completed the acquisition of Franklin Financial, a bank holding company located in the Nashville, Tennessee metropolitan market.

Under the terms of the transaction, each share of Franklin Financial common stock was exchanged for .5933 shares of the Bancorp’s common stock, resulting in the issuance of 5.1 million shares of common stock. The common stock issued to effect the transaction was valued at $55.52 per share for a total transaction value of $317 million. The total purchase price also included the fair value of stock-based awards issued in exchange for stock-based awards held by Franklin employees, for which the aggregate fair value was $36 million.

The assets and liabilities of Franklin Financial were recorded on the Bancorp’s Consolidated Balance Sheet at their respective fair values as of the closing date. The results of Franklin Financial’s operations were included in the Bancorp’s Consolidated Statements of Income from the date of acquisition. The transaction resulted in total intangible assets of $281 million based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $7 million was allocated to core deposit intangibles, $6 million was allocated to customer lists and $2 million was allocated to noncompete agreements. The core deposit intangible and the customer lists are being amortized using an accelerated method over seven and five years, respectively. The noncompete agreements are being amortized using the straight-line method over the duration of the agreements. The remaining $266 million of intangible assets was recorded as goodwill and is not being amortized. Goodwill recognized in the Franklin Financial acquisition is not deductible for income tax purposes.

The pro forma effect of the financial results of First National and Franklin Financial included in the results of operations subsequent to the date of acquisition were not material to the Bancorp’s financial condition and operating results for the periods presented.

26. CERTAIN REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. During 2006, the amount of dividends the bank subsidiaries could pay to the Bancorp without prior approval of regulatory agencies was limited to their 2006 eligible net profits, as defined, and the adjusted retained 2005 and 2004 net income of those subsidiaries.

The Bancorp’s subsidiary banks must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and noninterest-bearing cash balances on reserve with a Federal Reserve Bank. In 2006 and 2005, the subsidiary banks were required to maintain average cash reserve balances of $289 million and $211 million, respectively.

The FRB adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. All bank holding companies are required to maintain core capital (Tier I) of at least 4% of risk-weighted assets and off-balance sheet items (Tier I capital ratio), total capital of at least 8% of risk-weighted assets and off-balance sheet items (Total risk- based capital ratio) and Tier I capital of at least 3% of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp.

Tier I capital consists principally of shareholders’ equity including Tier I qualifying subordinated debt but excluding unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, less goodwill and certain other intangibles. Tier II capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier I capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital.

Both the FRB and the Office of Comptroller of the Currency (“OCC”) have issued regulations regarding the capital adequacy of subsidiary banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10% or more, a Tier I capital ratio of 6% or more, a Tier I leverage ratio of 5% or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the Federal Deposit Insurance Act. The Bancorp and each of its subsidiary banks had Tier I, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2006 and 2005. As of December 31, 2006, the most recent notification from the FRB categorized the Bancorp and each of its subsidiary banks as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s subsidiary banks must, among other things, maintain “well capitalized” capital ratios.

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

80    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital and risk-based capital and leverage ratios for the Bancorp and its significant subsidiary banks at December 31:

	2006		2005
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	$11,385	11.07%	$10,240	10.42%
Fifth Third Bank (Ohio)	6,573	12.82	6,237	12.61
Fifth Third Bank (Michigan)	5,814	11.41	5,352	10.98
Fifth Third Bank, N.A.	216	11.78	177	12.05
Tier I capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	8,625	8.39	8,209	8.35
Fifth Third Bank (Ohio)	5,336	10.41	4,973	10.05
Fifth Third Bank (Michigan)	5,341	10.48	4,922	10.10
Fifth Third Bank, N.A.	203	11.07	167	11.33
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	8,625	8.44	8,209	8.08
Fifth Third Bank (Ohio)	5,336	9.53	4,973	8.77
Fifth Third Bank (Michigan)	5,341	11.30	4,922	10.75
Fifth Third Bank, N.A.	203	12.52	167	12.24

27. PARENT COMPANY FINANCIAL STATEMENTS

($ in millions)

Condensed Statements of Income (Parent Company Only)
For the years ended December 31	2006	2005	2004
Income
Dividends from subsidiaries	$605	1,270	682
Interest on loans to subsidiaries	46	32	32
Other	2	1	1
Total income	653	1,303	715
Expenses
Interest	120	77	15
Other	22	23	9
Total expenses	142	100	24
Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	511	1,203	691
Applicable income taxes	(35)	(25)	1
Income Before Change in Undistributed Earnings of Subsidiaries	546	1,228	690
Increase in undistributed earnings of subsidiaries	642	321	835
Net Income	$1,188	1,549	1,525
Condensed Balance Sheets (Parent Company Only)
As of December 31		2006	2005
Assets
Cash		$909	666
Loans to subsidiaries		636	529
Investment in subsidiaries		11,735	10,753
Goodwill		137	137
Other assets		37	36
Total assets		$13,454	12,121
Liabilities
Commercial paper		$7	2
Accrued expenses and other liabilities		259	242
Long-term debt		3,166	2,431
Total Liabilities		3,432	2,675
Shareholders’ Equity		10,022	9,446
Total Liabilities and Shareholders’ Equity		$13,454	$12,121

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31	2006	2005	2004
Operating Activities
Net income	$1,188	1,549	1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	1	(1)	(1)
Increase in other assets	(1)	(4)	(24)
Increase (decrease) in accrued expenses and other liabilities	17	(29)	(84)
Increase in undistributed earnings of subsidiaries	(642)	(321)	(835)
Other, net	(14)	1	-
Net Cash Provided by Operating Activities	549	1,195	581
Investing Activities
Capital contribution to subsidiaries	(25)	-	-
(Increase) decrease in loans to subsidiaries	(107)	1,811	(759)
Net Cash (Used in) Provided by Investing Activities	(132)	1,811	(759)
Financing Activities
Increase (decrease) in other short-term borrowings	5	(26)	24
Repayment of long-term debt	(13)	-	-
Proceeds from issuance of long-term debt	748	-	1,749
Payment of cash dividends	(867)	(794)	(704)
Exercise of stock-based awards	43	96	89
Purchases of treasury stock	(82)	(1,649)	(987)
Other	(8)	-	-
Net Cash (Used in) Provided by Financing Activities	(174)	(2,373)	171
Increase (Decrease) in Cash	243	633	(7)
Cash at Beginning of Year	666	33	40
Cash at End of Year	$909	666	33

Fifth Third Bancorp    81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. SEGMENTS

The Bancorp’s principal activities include Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. During the first quarter of 2006, the Bancorp began reporting its Retail line of business as two business segments, Branch Banking and Consumer Lending. All prior year information has been updated to reflect this presentation. Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. Branch Banking provides a full range of deposit and loans and lease products to individuals and small businesses through retail locations. Consumer Lending includes the Bancorp’s mortgage, home equity and other indirect lending activities. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The Other/Eliminations column includes the unallocated portion of the investment portfolio, certain non-deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. Revisions to the Bancorp’s methodologies are applied on a retroactive basis. During the fourth quarter of 2006, the Bancorp changed the application of the provision for loan and lease losses to the segments to include only actual net charge-offs.

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on servicing customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration. During 2006, the Bancorp made certain changes to the average duration of indeterminate-lived deposits and corresponding changes to the FTP crediting rates assigned to those deposits. This change more closely aligns the crediting rates to the expected economic benefit while continuing to insulate the segments from interest rate volatility. Prior year results are restated and presented on a comparable basis. The net impact of the FTP methodology is included in Other/Eliminations.

The financial results of the business segments include allocations for shared services and headquarter expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. The financial information for each segment is reported on the basis used internally by the Bancorp’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers. Results of operations and average assets by segment for each of the three years ended December 31 are:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
2006
Net interest income (a)	$1,254	1,290	380	125	33	(183)	2,899
Provision for loan and lease losses	105	101	94	3	10	30	343
Net interest income after provision for loan and lease losses	1,149	1,189	286	122	23	(213)	2,556
Noninterest income:
Electronic payment processing revenue	13	195	-	1	694	(46)	857
Service charges on deposits	147	358	-	7	5	-	517
Mortgage banking net revenue	-	5	148	2	-	-	155
Investment advisory revenue	3	87	-	367	-	(90)	367
Corporate banking revenue	304	12	-	2	1	(1)	318
Other noninterest income	48	106	78	7	4	57	300
Securities gains (losses), net	-	-	-	-	78	(442)	(364)
Securities gains, net – non qualifying hedges on mortgage servicing rights	-	-	3	-	-	-	3
Total noninterest income	515	763	229	386	782	(522)	2,153
Noninterest expense:
Salaries, wages and incentives	196	353	68	143	58	356	1,174
Employee benefits	44	98	33	29	13	75	292
Equipment expense	2	32	1	1	10	76	122
Net occupancy expense	14	121	8	10	3	89	245
Other noninterest expense	505	468	193	200	443	(586)	1,223
Total noninterest expense	761	1,072	303	383	527	10	3,056
Income before income taxes and cumulative effect	903	880	212	125	278	(745)	1,653
Applicable income taxes (a)	252	310	75	44	98	(310)	469
Income before cumulative effect	651	570	137	81	180	(435)	1,184
Cumulative effect of change in accounting principle, net of tax						4	4
Net income	$651	570	137	81	180	(431)	1,188
Average assets	$36,037	42,852	21,883	5,519	1,235	(2,288)	105,238
(a)	Includes taxable-equivalent adjustments of $26 million.

82    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
2005
Net interest income (a)	$1,190	1,251	397	131	28	(1)	2,996
Provision for loan and lease losses	97	91	90	4	18	30	330
Net interest income after provision for loan and lease losses	1,093	1,160	307	127	10	(31)	2,666
Noninterest income:
Electronic payment processing revenue	13	164	-	1	612	(42)	748
Service charges on deposits	153	359	-	7	5	(2)	522
Mortgage banking net revenue	-	5	165	2	-	2	174
Investment advisory revenue	3	86	-	360	-	(91)	358
Corporate banking revenue	287	13	-	2	1	(4)	299
Other noninterest income	38	89	125	4	15	89	360
Securities gains (losses), net	-	-	-	-	-	39	39
Total noninterest income	494	716	290	376	633	(9)	2,500
Noninterest expense:
Salaries, wages and incentives	194	355	66	141	44	333	1,133
Employee benefits	45	101	32	29	9	67	283
Equipment expense	1	28	1	1	3	71	105
Net occupancy expense	12	109	7	8	3	82	221
Other noninterest expense	465	437	244	206	403	(570)	1,185
Total noninterest expense	717	1,030	350	385	462	(17)	2,927
Income before income taxes	870	846	247	118	181	(23)	2,239
Applicable income taxes (a)	256	298	87	42	64	(57)	690
Net income	$614	548	160	76	117	34	1,549
Average assets	$32,247	40,291	20,238	4,569	1,140	4,391	102,876
(a)	Includes taxable-equivalent adjustments of $31 million.

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (b)	Total
2004
Net interest income (a)	$1,104	1,247	421	129	29	298	(180)	3,048
Provision for loan and lease losses	82	70	84	2	10	26	(6)	268
Net interest income after provision for loan and lease losses	1,022	1,177	337	127	19	272	(174)	2,780
Noninterest income:
Electronic payment processing revenue	9	132	-	-	524	(34)	-	631
Service charges on deposits	155	365	-	7	4	3	(19)	515
Mortgage banking net revenue	5	5	167	1	-	-	-	178
Investment advisory revenue	5	86	-	367	-	(95)	-	363
Corporate banking revenue	217	11	-	5	1	(6)	-	228
Other noninterest income	18	83	227	6	168	109	(24)	587
Securities gains (losses), net	-	-	-	-	-	(37)	-	(37)
Total noninterest income	409	682	394	386	697	(60)	(43)	2,465
Noninterest expense:
Salaries, wages and incentives	159	310	75	122	42	408	(98)	1,018
Employee benefits	37	88	27	26	8	76	(1)	261
Equipment expense	1	29	2	1	4	48	(1)	84
Net occupancy expense	10	99	6	8	3	85	(26)	185
Other noninterest expense	403	393	301	211	350	(188)	(46)	1,424
Total noninterest expense	610	919	411	368	407	429	(172)	2,972
Income before income taxes	821	940	320	145	309	(217)	(45)	2,273
Applicable income taxes (a)	258	320	109	49	105	(60)	(33)	748
Net income	$563	620	211	96	204	(157)	(12)	1,525
Average assets	$28,377	38,987	18,831	3,881	998	9,498	(5,676)	94,896
(a)	Includes taxable-equivalent adjustments of $36 million.
(b)

In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The adjusted results of First National (excluding the divested First National insurance business) have been included in the segments and are eliminated in the Acquisitions column.

Fifth Third Bancorp    83

ANNUAL REPORT ON FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-8076

FIFTH THIRD BANCORP

Incorporated in the State of Ohio

I.R.S. Employer Identification #31-0854434

Address: 38 Fountain Square Plaza

Cincinnati, Ohio 45263

Telephone: (513) 534-5300

Securities registered pursuant to Section 12(b) of the Act: Common Stock Without Par Value

Name of exchange on which registered:

The NASDAQ Stock Market LLC

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

Large accelerated filer: ☒

Accelerated filer: ☐

Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 556,314,458 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2007. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $17,609,835,370 as of June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the Securities and Exchange Commission (“SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2006 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2006. No other information contained in this 2006 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	19-20, 85-88
	Employees	29
	Segment Information	31-33, 82-83
	Average Balance Sheets	26
	Analysis of Net Interest Income and Net Interest Income Changes	25-27
	Investment Securities Portfolio	36-37, 59-60
	Loan and Lease Portfolio	35, 61
	Risk Elements of Loan and Lease Portfolio	39-44
	Deposits	37,45
	Return on Equity and Assets	18
	Short-term Borrowings	37, 65
Item 1A.	Risk Factors	22-24
Item 1B.	Unresolved Staff Comments	none
Item 2.	Properties	88
Item 3.	Legal Proceedings	68-69
Item 4.	Submission of Matters to a Vote of Security Holders	none
	Executive Officers of the Bancorp	88-89
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	89-90
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-47
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38-47
Item 8.	Financial Statements and Supplementary Data	50-83
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	none
Item 9A.	Controls and Procedures	90-91
Item 9B.	Other Information	none
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	91
Item 11.	Executive Compensation	91
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72-73, 91
Item 13.	Certain Relationships and Related Transactions, and Director Independence	91
Item 14.	Principal Accounting Fees and Services	91
PART IV
Item 15.	Exhibits, Financial Statement Schedules	91-93
SIGNATURES		94

AVAILABILITY OF FINANCIAL INFORMATION

The Bancorp files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Bancorp files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s web site at

84    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

PART I

ITEM 1.	BUSINESS

General Information

Fifth Third Bancorp, an Ohio corporation organized in 1975, is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (“FRB”). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and lease. Each of the banking subsidiaries has deposit insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of all the subsidiaries of the Bancorp.

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

Additional information regarding acquisitions is included in the Regulation and Supervision section in addition to Note 25 of the Notes to Consolidated Financial Statements.

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

Fifth Third Bancorp    85

ANNUAL REPORT ON FORM 10-K

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

The Bancorp’s national subsidiary bank, Fifth Third Bank, N.A. is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the FRB and the FDIC, which insures the deposits to the maximum extent permitted by law. The federal laws and regulations that are applicable to national banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans.

In 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law (“FDIRA”). Pursuant to the FDIRA, the Bank Insurance Fund and Savings Association Insurance Fund were merged to create the Deposit Insurance Fund. On

January 1, 2007, final rules under the FDIRA became effective which set a base assessment schedule for 2007 for Deposit Insurance Fund premiums. Under the final rules, for banks with over $10 billion in assets the premium assessment will be determined by factors including the institution’s CAMELS component ratings, and, if available, long-term debt issuer ratings. The final rules also provide that the FDIC will apply assessment credits to offset 100% of a bank’s entire premium charge in 2007 and up to 90% of a bank’s premium charge in 2008, 2009 and 2010 until the credit is exhausted. The Bancorp expects its assessment credits to be exhausted in 2008. Given current CAMEL ratings and deposit balances as of December 31, 2006, the Bancorp expects to incur FDIC insurance assessments of less than $1 million in 2007, $8 million in 2008 and $34 million in 2009.

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

The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities. Furthermore, the CRA requires the FRB to evaluate the performance of each of the subsidiary banks in helping to meet the credit needs of their communities. As a part of the CRA program, the subsidiary banks are subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the GLBA and acquisitions of other financial institutions, or, as discussed above, require divestitures. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Fifth Third Bank and Fifth Third Bank (Michigan) received an “Outstanding” CRA rating and Fifth Third Bank, N.A. received a “Satisfactory” rating. Because the Bancorp is an FHC, with limited exceptions, the Bancorp may not commence any new financial activities or acquire control of any companies engaged in financial activities in reliance on the GLBA if any of the subsidiary banks receives a CRA rating of less than “Satisfactory”.

The FRB has established capital guidelines for financial holding companies. The FRB and the OCC have also issued regulations establishing capital requirements for banks. Failure to meet capital requirements could subject the Bancorp and its

86    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

subsidiary banks to a variety of restrictions and enforcement actions. In addition, as discussed above, each of the Bancorp’s subsidiary banks must remain well capitalized for the Bancorp to retain its status as a financial holding company.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published its new capital guidelines (“Basel II”) governing the capital adequacy of large, internationally active banking organizations. Studies of the impact of Basel II on the large banks that will operate under the new rules indicated that such banks could benefit from a material reduction in minimum risk based capital requirements. In response to the potential inequities between the Basel II banks and other banks, in December 2006, the federal banking agencies issued a notice of proposed changes to the risk based capital rules for banks in the U.S. which will not be subject to Basel II, known as Basel IA. In Basel IA, the banking agencies are proposing to expand the number of risk-weight categories, allow the use of external ratings to risk-weight certain exposures, expand the range of recognized collateral and eligible guarantors, use loan-to-value ratios to risk-weight residential mortgages, increase the credit conversion factor for certain commitments with an original maturity of one year or less, assess a charge for early amortizations in securitizations of revolving exposures, and remove the 50 percent limit on the risk weight for certain derivative transactions. Until such time as final rules are adopted, the Bancorp is unable to predict whether and when it will be subject to new capital requirements.

The FRB, FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors (the “Board”).

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bancorp and its subsidiaries, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bancorp’s Board has approved policies and procedures that are believed to be compliant with the Patriot Act.

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

Investment companies are also subject to extensive record keeping and reporting requirements. These requirements dictate the type, volume and duration of the record keeping the Bancorp undertakes, either in the role as custodian for an investment company or as a provider of administrative services to an investment company. Further, specific ICA guidelines must be followed when calculating the net asset value of a client mutual fund. Consequently, changes in the statutes or regulations governing recordkeeping and reporting or valuation calculations will affect the manner in which operations are conducted.

New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Bancorp and may in the short term adversely affect the Bancorp’s ability to service clients at a reasonable cost. Any failure to provide such support could cause the loss of customers and have a material adverse effect on financial results. Additionally, legislation or regulations may be proposed or enacted to regulate the Bancorp in a manner that may adversely affect financial results. Furthermore, the mutual fund industry may be significantly affected by new laws and regulations.

The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer.” The GLBA also required that there be certain transactional activities that

Fifth Third Bancorp    87

ANNUAL REPORT ON FORM 10-K

would not be “brokerage” activities, which banks could effect without having to register as a broker. In a series of orders, the SEC delayed the effective date of the repeal of the “broker” exemption for banks until, most recently, July 2, 2007. On December 13, 2006, the FRB and SEC jointly proposed new Regulation R, that will govern bank securities broker activities. As currently proposed, we will have until January 1, 2009 to comply by either registering as a broker-dealer or “pushing out” brokerage activities to affiliated broker-dealers. The transactional exemptions will permit, without broker-dealer registration, banks to enter into a de minimis number of riskless principal transactions, certain asset-backed transactions and certain securities lending transactions. The Bancorp is currently evaluating alternatives to ensure that its subsidiary banks will not be required to register as a broker upon the effective date.

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

Additional information regarding regulatory matters is included in Note 26 of the Notes to Consolidated Financial Statements.

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

At December 31, 2006, the Bancorp, through its banking and non-banking subsidiaries, operated 1,150 banking centers, of which 781 were owned, 280 were leased and 89 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 20, 2007 are listed below along with their business experience during the past 5 years:

George A. Schaefer, Jr., 61. Chairman of the Bancorp since June 2006 and Chief Executive Officer of the Bancorp and Fifth Third Bank since 1990.

Kevin T. Kabat, 50. President of the Bancorp since June 2006. Previously, Mr. Kabat was Executive Vice President of the Bancorp since December 2003. Prior to that he was President and CEO of Fifth Third Bank (Michigan) since April 2001 as well as Vice Chairman of Old Kent Financial Corporation and President and CEO of Old Kent Bank prior to its acquisition by Fifth Third Bancorp in 2001.

Greg D. Carmichael, 45. Executive Vice President and Chief Operating Officer of the Bancorp since June 2006. Prior to that he was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003. Previously, Mr. Carmichael was the Chief Information Officer of Emerson Electric Company.

David J. DeBrunner, 40. Senior Vice President and Controller of the Bancorp since September 2004 and January 2002, respectively. Previously, Mr. DeBrunner was Vice President of the Bancorp and Fifth Third Bank since January 2002 and 1997, respectively.

Charles D. Drucker, 43. Executive Vice President of the Bancorp since June 2005 and President of Fifth Third Processing Solutions since July 2004. Previously, Mr. Drucker was Executive Vice President and Chief Operating Officer of STAR ® Debit Services, a division of First Data Corporation.

Malcolm D. Griggs, 46. Executive Vice President and Chief Risk Officer of the Bancorp since June 2003. Previously, Mr. Griggs was the Director of Risk Policy for Wachovia Corporation.

Bruce K. Lee, 46. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Lee was President and CEO of Fifth Third Bank (Northwestern Ohio) since July 2002 and Executive Vice President, Commercial Banking Division, Fifth Third Bank (Northwestern Ohio) since March 2001 as well as Executive Vice President and Chief Credit Officer of Capital Holding, Inc. prior to its acquisition by Fifth Third Bancorp in 2001.

Christopher G. Marshall, 47. Executive Vice President and Chief Financial Officer of the Bancorp since May 2006. Previously, Mr. Marshall was a senior executive for Bank of

88    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

America and served in various management capacities since 2001 and prior to that he was Chief Operating Officer and CFO for Global Business Services of Honeywell International and CFO for AlliedSignal Technology Services Corporation.

Daniel T. Poston, 48. Executive Vice President of the Bancorp since June 2003 and Auditor of the Bancorp and Fifth Third Bank since October 2001. Senior Vice President of the Bancorp and Fifth Third Bank since January 2002. Previously, Mr. Poston was a partner at Arthur Andersen since 1994.

Paul L. Reynolds, 45. Executive Vice President, Secretary and General Counsel of the Bancorp since September 1999, January 2002 and January 2002, respectively. Previously, Mr. Reynolds was Senior Vice President of the Bancorp and Fifth Third Bank since March 1997. Assistant Secretary of the Bancorp since March 1995, General Counsel and Assistant Secretary of Fifth Third Bank since January 1995.

Mahesh Sankaran, 44. Senior Vice President and Treasurer of the Bancorp since June 2006. Previously, Mr. Sankaran was treasurer for Huntington Bancshares Incorporated since February 2005. Prior to that Mr. Sankaran was Treasurer for Compass Bankshares, Inc.

Robert A. Sullivan, 52. Senior Executive Vice President of the Bancorp since December 2002. Previously, Mr. Sullivan was President and CEO of Fifth Third Bank (Northwestern Ohio) since March 9, 2001 and President and Chief Operating Officer of Capital Holding, Inc. prior to its acquisition by Fifth Third Bancorp effective March 9, 2001. Mr. Sullivan was Co-Founder, President and Chief Operating Officer of Capital Holding, Inc. since 1989.

Carlos Winston Wilkinson, 44. Executive Vice President of the Bancorp since April 2006. Previously, Mr. Wilkinson was a Retail Executive for Wachovia Mortgage Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is included in the Corporate Information found on the inside of the back cover and in the discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 26 of the Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2006, the Bancorp had approximately 57,411 shareholders of record.

Issuer Purchases of Equity Securities

Period	Shares Purchased (a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs (b)
October 2006	12,593	$38.42	-	17,846,953
November 2006	2,074,538	39.71	2,039,908	15,807,045
December 2006	19,098	39.34	-	15,807,045
Total	2,106,229	$39.70	2,039,908	15,807,045

(a) The Bancorp repurchased 12,593, 34,630 and 19,098 shares during October, November and December of 2006 in connection with various employee compensation and incentive plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

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

Fifth Third Bancorp    89

ANNUAL REPORT ON FORM 10-K

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2002 through 2006, and 1997 through 2006, respectively, compared to the S&P 500 Stock, the S&P Banks and the NASDAQ Banks indices:

ITEM 9A.	CONTROLS AND PROCEDURES

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on the foregoing, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Bancorp’s Management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2006. Management’s assessment is based on the criteria established in the Internal Control —

90    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2006. Based on this assessment, Management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2006. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2006 and Bancorp Management’s assessment of the internal control over financial reporting. This report appears on page 48 of the annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS” and “COMPENSATION DISCUSSION AND ANALYSIS” of the Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 18 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” of the Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages
Report of Independent Registered Public Accounting Firm	49
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	50-53
Notes to Consolidated Financial Statements	54-83

The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the notes thereto.

The following lists the Exhibits to the Annual Report on Form 10-K.

3(i)	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
3(ii)	Code of Regulations of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
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

4.8	Form of Fifth Third Bancorp, as successor to Old Kent Financial

Fifth Third Bancorp    91

ANNUAL REPORT ON FORM 10-K

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

4.12

Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.13

Global security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.14	First Supplemental Indenture, dated as of December 20, 2006, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee.
4.15	Global security representing Fifth Third Bancorp’s $500,000,000 5.45% Subordinated Notes due 2017.
4.16	Global security representing Fifth Third Bancorp’s $250,000,000 Floating Rate Subordinated Notes due 2016.
10.1

Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for fiscal year ended December 31, 1985. *

10.2

Fifth Third Bancorp 1990 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-34075. *

10.3

Fifth Third Bancorp 1987 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-13252. *

10.4

Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 1992 and as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-54134.

10.5	Fifth Third Bancorp Master Profit Sharing Plan, as Amended. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.6	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 19, 2004. *
10.7	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003. *
10.8	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan, as Amended. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
10.9

Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2006. *

10.10

CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; and Indiana Federal Corporation 1986 Stock Option and Incentive Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998. *

10.11	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*
10.12

Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006. *

10.13

Old Kent Executive Stock Option Plan of 1986, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10.14

Old Kent Stock Option Incentive Plan of 1992, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1995; Exhibit 10.20 to Form 8-K filed on March 5, 1997; Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10.15	Old Kent Executive Stock Incentive Plan of 1997, as Amended. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997. *
10.16	Old Kent Stock Incentive Plan of 1999. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999. *
10.17	Schedule of Director Compensation Arrangements. *
10.18	Schedule of Executive Officer Compensation Arrangements. *
10.19	Notice of Grant of Performance Units and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.20

Notice of Grant of Restricted Stock and Award Agreement (for Executive Officers). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.21	Notice of Grant of Stock Appreciation Rights and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.22	Notice of Grant of Restricted Stock and Award Agreement (for Directors). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.23	Franklin Financial Corporation 1990 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.24	Franklin Financial Corporation 2000 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Registration Statement on Form S-8, Registration No. 333-52928. *
10.25

Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.26	Southern Community Bancorp Equity Incentive Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *
10.27	Southern Community Bancorp Director Statutory Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *
10.28	Peninsula Bank of Central Florida Key Employee Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.29	Peninsula Bank of Central Florida Director Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.30	First Bradenton Bank Amended and Restated Stock Option Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. *
10.31	Letter Agreement with R. Mark Graf. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *
10.32

Amendment Dated January 16, 2006 to the Letter Agreement with R. Mark Graf. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006.

10.33	Separation Agreement between Fifth Third Bancorp and Neal E.

92    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

Arnold dated as of December 14, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2005. *
10.34

Stipulation and Agreement of Settlement dated March 29, 2005, as Amended. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

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

10.38	Offer letter from Fifth Third Bancorp to Christopher G. Marshall dated April 12, 2006. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*
10.39

Form of Executive Agreements effective February 19, 2007, between Fifth Third Bancorp and Kevin T. Kabat, Robert A. Sullivan, Greg D. Carmichael, Christopher G. Marshall, Carlos Winston Wilkinson, Bruce K. Lee and Charles D. Drucker.*

10.40	Form of Executive Agreements effective February 19, 2007, between Fifth Third Bancorp and Paul L. Reynolds, Malcolm D. Griggs and Daniel T. Poston.*
10.41	Form of Executive Agreement effective February 19, 2007, between Fifth Third Bancorp and Mahesh Sankaran.*
12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
14	Code of Ethics. Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2006.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
*	Denotes management contract or compensatory plan or arrangement.

Fifth Third Bancorp    93

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

George A. Schaefer, Jr.

Chairman and CEO

Principal Executive Officer

February 20, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 20, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

George A. Schaefer, Jr.

Director, Chairman, and CEO

Principal Executive Officer

Christopher G. Marshall

Executive Vice President and CFO

Principal Financial Officer

David J. DeBrunner

Senior Vice President and Controller

Principal Accounting Officer

DIRECTORS:

Darryl F. Allen

John F. Barrett

James P. Hackett

Gary R. Heminger

Joan R. Herschede

Allen M. Hill

Robert L. Koch II

Mitchel D. Livingston, Ph.D.

Kenneth W. Lowe

Hendrik G. Meijer

James E. Rogers

John J. Schiff, Jr.

Dudley S. Taft

Thomas W. Traylor

94    Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest-Bearing Deposits in Banks (a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2006	$73,493	$252	$126	$20,910	$94,781	$2,495	$8,713	$105,238
2005	67,737	88	105	24,806	92,736	2,758	8,102	102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896
2003	52,414	92	215	28,640	81,361	1,600	5,250	87,481
2002	45,539	155	184	23,246	69,124	1,551	5,007	75,037
2001	44,888	69	132	19,737	64,826	1,482	5,000	70,683
2000	42,690	118	82	18,630	61,520	1,456	4,229	66,611
1999	38,652	224	103	16,901	55,880	1,628	3,344	60,292
1998	36,014	241	135	16,090	52,480	1,566	2,782	56,306
1997	33,850	327	186	15,425	49,788	1,367	2,495	53,161

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates - $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2006	$13,741	$16,650	$12,189	$6,366	$10,500	$5,795	$3,711	$68,952	$8,670	$77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774
2003	10,482	18,679	8,020	3,189	6,426	3,832	3,862	54,490	12,373	66,863
2002	8,953	16,239	9,465	1,162	8,855	2,237	2,018	48,929	7,191	56,120
2001	7,394	11,489	4,928	2,552	13,473	3,821	1,992	45,649	8,799	54,448
2000	6,257	9,531	5,799	939	13,716	4,283	3,896	44,421	9,725	54,146
1999	6,079	8,553	6,206	1,328	13,858	4,197	952	41,173	8,573	49,746
1998	5,627	7,030	6,332	1,471	15,117	3,856	270	39,703	7,095	46,798
1997	4,932	6,209	4,548	2,508	15,887	4,173	441	38,698	6,113	44,811

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share (b)
								Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared		Earnings	Diluted Earnings	Dividend Payout Ratio
2006	$5,955	$3,082	$2,153	$3,056	$1,184	$2.14	$2.13	$1.58		$2.14	$2.13	74.2%
2005	4,995	2,030	2,500	2,927	1,548	2.79	2.77	1.46		2.79	2.77	52.7
2004	4,114	1,102	2,465	2,972	1,524	2.72	2.68	1.31		2.72	2.68	48.9
2003	3,991	1,086	2,483	2,551	1,664	2.91	2.87	1.13		2.91	2.87	39.4
2002	4,129	1,430	2,183	2,337	1,530	2.64	2.59	.98		2.64	2.59	37.8
2001	4,709	2,278	1,788	2,453	1,001	1.74	1.70	.83		1.74	1.70	48.8
2000	4,947	2,697	1,476	2,027	1,054	1.86	1.83	.70		1.70	1.68	41.7
1999	4,199	2,026	1,335	1,987	871	1.55	1.53	.58	2/3	1.32	1.29	45.5
1998	4,052	2,047	1,161	1,826	759	1.36	1.34	.47	1/3	1.09	1.06	44.6
1997	3,933	2,030	901	1,486	756	1.35	1.33	.37	9/10	1.10	1.08	35.2

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT SHARE DATA)
		Shareholders’ Equity
Year	Common Shares Outstanding (b)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share (b)	Allowance for Loan and Lease Losses
2006	556,252,674	$1,295	$9	$1,812	$8,317	$(179)	$(1,232)	$10,022	$18.02	$771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	17.00	744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	16.00	713
2003	566,685,301	1,295	9	1,964	6,481	(120)	(962)	8,667	15.29	697
2002	574,355,247	1,295	9	2,010	5,465	369	(544)	8,604	14.98	683
2001	582,674,580	1,294	9	1,943	4,502	8	(4)	7,752	13.31	624
2000	569,056,843	1,263	9	1,454	3,982	28	(1)	6,735	11.83	609
1999	565,425,468	1,255	9	1,090	3,551	(302)	-	5,603	9.91	573
1998	557,438,774	1,238	9	887	3,179	135	(58)	5,390	9.67	532
1997	556,356,059	1,235	9	812	3,000	140	(184)	5,005	9.00	509

(a) Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.

(b) Adjusted for stock splits in 2000, 1998 and 1997.

    Fifth Third Bancorp    95

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP

DIRECTORS

George A. Schaefer, Jr.

Chairman & CEO

Fifth Third Bancorp and

Fifth Third Bank

Darryl F. Allen

Retired Chairman

President & CEO

Aeroquip-Vickers, Inc.

John F. Barrett

Chairman, President & CEO

Western & Southern Financial

Group

James P. Hackett

President & CEO

Steelcase, Inc.

Gary R. Heminger

Executive Vice President

Marathon Oil Corporation

Joan R. Herschede

Retired President & CEO

The Frank Herschede Company

Allen M. Hill

Retired President & CEO

DPL, Inc.

Robert L. Koch II

President & CEO

Koch Enterprises, Inc.

Mitchel D. Livingston, Ph.D.

Vice President for Student

Affairs and Services

University of Cincinnati

Kenneth W. Lowe

President & CEO

The E.W. Scripps Company

Hendrik G. Meijer

Co-Chairman & CEO

Meijer, Inc.

James E. Rogers

Chairman & CEO

Duke Energy Corp.

John J. Schiff, Jr.

Chairman, President & CEO

Cincinnati Financial

Corporation & Cincinnati

Insurance Company

Dudley S. Taft

President

Taft Broadcasting Company

Thomas W. Traylor

Chairman, President & CEO

Traylor Bros., Inc.

DIRECTORS EMERITI

Neil A. Armstrong

Philip G. Barach

Vincent H. Beckman

J. Kenneth Blackwell

Milton C. Boesel, Jr.

Douglas G. Cowan

Thomas L. Dahl

Ronald A. Dauwe

Gerald V. Dirvin

Thomas B. Donnell

Nicholas M. Evans

Richard T. Farmer

Louis R. Fiore

John D. Geary

Ivan W. Gorr

Joseph H. Head, Jr.

William G. Kagler

William J. Keating

Jerry L. Kirby

Robert B. Morgan

Michael H. Norris

David E. Reese

Brian H. Rowe

C. Wesley Rowles

Donald B. Shackelford

David B. Sharrock

Stephen Stranahan

Dennis J. Sullivan, Jr.

N. Beverley Tucker, Jr.

Alton C. Wendzel

FIFTH THIRD BANCORP

OFFICERS

George A. Schaefer, Jr.

Chairman & CEO

Kevin T. Kabat

President

Greg D. Carmichael

Executive Vice President &

Chief Operating Officer

David J. DeBrunner

Senior Vice President &

Controller

Charles D. Drucker

Executive Vice President

Malcolm D. Griggs

Executive Vice President &

Chief Risk Officer

Bruce K. Lee

Executive Vice President

Christopher G. Marshall

Executive Vice President &

Chief Financial Officer

Daniel T. Poston

Executive Vice President &

Auditor

Paul L. Reynolds

Executive Vice President,

Secretary & General Counsel

Mahesh Sankaran

Senior Vice President &

Treasurer

Robert A. Sullivan

Senior Executive Vice

President

Carlos Winston Wilkinson

Executive Vice President

AFFILIATE CHAIRMEN

Charlie W. Brinkley, Jr.

Central Florida

John Condon

Ohio Valley

H. Lee Cooper

Southern Indiana

Gordon E. Inman

Tennessee

R. Daniel Sadlier

Western Ohio

Donald B. Shackelford

Central Ohio

John S. Szuch

Northwestern Ohio

AFFILIATE PRESIDENTS & CEOs

Samuel G. Barnes

Central Kentucky

John Bultema

Central Florida

David A. Call

Ohio Valley

Todd F. Clossin

Northeastern Ohio

John N. Daniel

Southern Indiana

Mark Eckhoff

Northern Michigan

Robert M. Eversole

Central Ohio

Dan W. Hogan

Tennessee

Brian P. Keenan

Tampa Bay

Gregory L. Kosch

Eastern Michigan

Robert W. LaClair

Northwestern Ohio

Philip R. McHugh

Louisville

John E. Pelizzari

Central Indiana

Thomas R. Quinn, Jr.

South Florida

Timothy P. Rawe

Northern Kentucky

Robert A. Sullivan

Cincinnati

Michelle L. VanDyke

Western Michigan

Raymond J. Webb

Western Ohio

Terry E. Zink

Chicago

FIFTH THIRD BANCORP

BOARD COMMITTEES

Executive Committee

George A. Schaefer, Jr.,

Chairman

Allen M. Hill

James P. Hackett

Robert L. Koch II

Dudley S. Taft

Compensation Committee

Allen M. Hill, Chairman

Kenneth W. Lowe

Hendrik G. Meijer

James E. Rogers

Audit Committee

James P. Hackett, Chairman

Darryl F. Allen, Vice

Chairman

John F. Barrett

Gary R. Heminger

Joan R. Herschede

Nominating and Corporate

Governance Committee

Dudley S. Taft, Chairman

Darryl F. Allen

Robert L. Koch II

James E. Rogers

Risk and Compliance

Committee

John F. Barrett, Chairman

Hendrik G. Meijer

Thomas W. Traylor

Trust Committee

Mitchel D. Livingston, Ph.D.,

Chairman

Joan R. Herschede

Kenneth W. Lowe

George A. Schaefer, Jr.

96    Fifth Third Bancorp

Fifth Third Bancorp CORPORATE INFORMATION

Corporate Office	Independent Registered Public Accounting Firm
Fifth Third Center	Deloitte & Touche LLP
Cincinnati, OH 45263	250 East Fifth Street
(513) 579-5300	Cincinnati, OH 45202

Website	Transfer Agent
www.53.com	Computershare Investor Services LLC
PO Box 2388
Investor Relations	Chicago, IL 60690-2388
Jeff Richardson	(888) 294-8285
Senior Vice President &	Investordirect.53.com
Director, Investor Relations
(513) 534-0983	Stock Trading
(513) 534-0629 (fax)	The common stock of Fifth Third Bancorp
is traded in the over-the-counter market
Jim Eglseder	and is listed under the symbol “FITB” on
Assistant Vice President	the NASDAQ® Global Select Market System.
(513) 534-8424
(513) 534-0629 (fax)	Press Releases
For copies of current press releases,
please visit our Website at www.53.com.

	2006			2005
	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
Fourth Quarter	$41.57	$37.75	$0.40	$42.50	$35.04	$0.38
Third Quarter	$40.18	$35.95	$0.40	$43.99	$36.38	$0.38
Second Quarter	$41.02	$35.86	$0.40	$44.67	$40.24	$0.35
First Quarter	$41.43	$36.30	$0.38	$48.12	$42.05	$0.35

©Fifth Third Bank 2007

Member F.D.I.C. – Federal Reserve System

®Reg. U.S. Pat. & T.M. Office