Form 10-Q
period 2007-03-31
FIFTH THIRD BANCORP
filed 2007-05-10
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

There were 550,077,279 shares of the Registrant’s Common Stock, without par value, outstanding as of March 31, 2007.

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (3) changes in the interest rate environment reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (5) changes and trends in capital markets; (6) competitive pressures among depository institutions increase significantly; (7) effects of critical accounting policies and judgments; (8) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (9) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (10) ability to maintain favorable ratings from rating agencies; (11) fluctuation of Fifth Third’s stock price; (12) ability to attract and retain key personnel; (13) ability to receive dividends from its subsidiaries; (14) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (15) difficulties in combining the operations of acquired entities; (16) ability to secure confidential information through the use of computer systems and telecommunications network; and (17) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on Fifth Third’s web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s (“the Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: Selected Financial Data

For the three months ended March 31 ($ in millions, except per share data)	2007	2006	Percent Change
Income Statement Data
Net interest income (a)	$742	718	3
Noninterest income	648	617	5
Total revenue (a)	1,390	1,335	4
Provision for loan and lease losses	84	78	8
Noninterest expense	793	731	8
Net income	359	363	(1)

Common Share Data
Earnings per share, basic	$.65	.66	(2)
Earnings per share, diluted	.65	.65	—
Cash dividends per common share	.42	.38	11
Book value per share	17.82	17.01	5
Dividend payout ratio	64.6%	58.5	10

Financial Ratios
Return on average assets	1.47%	1.41	4
Return on average equity	14.6	15.3	(5)
Average equity as a percent of average assets	10.05	9.17	10
Tangible equity	7.65	6.90	11
Net interest margin (a)	3.44	3.08	12
Efficiency (a)	57.0	54.7	4

Credit Quality
Net losses charged off	$71	73	(3)
Net losses charged off as a percent of average loans and leases	.39%	.42	(7)
Allowance for loan and lease losses as a percent of loans and leases	1.05	1.05	—
Allowance for credit losses as a percent of loans and leases (b)	1.15	1.14	1
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.66	.51	29

Average Balances
Loans and leases, including held for sale	$75,861	71,634	6
Total securities and other short-term investments	11,673	22,917	(49)
Total assets	99,192	104,736	(5)
Transaction deposits (c)	48,760	48,951	—
Core deposits (d)	59,797	58,700	2
Wholesale funding (e)	25,536	33,123	(23)
Shareholders’ equity	9,970	9,601	4

Regulatory Capital Ratios
Tier I capital	8.71%	8.56	2
Total risk-based capital	11.19	10.56	6
Tier I leverage	9.36	8.24	14

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended March 31, 2007 and 2006 are $6 million and $7 million, respectively.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(c)	Includes demand, interest checking, savings and money market deposits.
(d)	Includes transaction deposits plus other time deposits.
(e)	Includes certificates $100,000 and over, foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2007, the Bancorp had $99.8 billion in assets, operated 18 affiliates with 1,161 full-service Banking Centers including 109 Bank Mart® locations open seven days a week inside select grocery stores and 2,104 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Fifth Third Processing Solutions (“FTPS”).

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

The Bancorp’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended March 31, 2007, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 53% and 47% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Earnings Summary

The Bancorp’s net income was $359 million, or $.65 per diluted share, in the first quarter of 2007, a one percent decrease compared to $363 million, or $.65 per diluted share, for the same period last year.

Net interest income (FTE) increased three percent compared to the same period last year. Net interest margin increased to 3.44% in the first quarter of 2007 from 3.16% in the fourth quarter of 2006 and from 3.08% in the same period last year largely due to the balance sheet actions taken in the fourth quarter of 2006 to improve the asset/liability profile of the Bancorp. Specifically, these balance sheet actions included:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Noninterest income increased five percent over the same period last year with strong growth in electronic payment processing revenue, investment advisory and corporate banking revenue offset by a decline in mortgage banking revenue. Noninterest expense increased eight percent over the same quarter last year due to higher volume-related processing expenses, de novo branch related expenses and investment in technology.

Net charge-offs as a percent of average loans and leases were .39% in the first quarter of 2007 compared to .52% in the fourth quarter of 2006 and .42% in the first quarter of 2006. At March 31, 2007, nonperforming assets as a percent of loans and leases increased to .66% from .61% at December 31, 2006 and .51% at March 31, 2006. The sequential increase in nonperforming assets occurred primarily in the commercial mortgage portfolio.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of March 31, 2007, the Tier I capital ratio was 8.71%, the Tier I leverage ratio was 9.36% and the total risk-based capital ratio was 11.19%. The Bancorp had senior debt ratings of “Aa3” with Moody’s and “A+” with Standard & Poor’s at March 31, 2007, which indicate the Bancorp’s strong capacity to meet its financial commitments. The “well-capitalized” capital ratios along with strong credit ratings provide the Bancorp with access to the capital markets.

The Bancorp continues to invest in the geographic areas that offer the best growth prospects, as it believes this investment is the most cost efficient method of expansion within its largest affiliate markets. During the first quarter of 2007, the Bancorp opened 18 net new banking centers (excluding relocations and consolidations of existing facilities) with plans to add an additional 32 net new banking centers during the remainder of 2007.

RECENT ACCOUNTING STANDARDS

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the new accounting standards adopted by the Bancorp during 2007 and 2006 and the expected impact of accounting standards issued but not yet required to be adopted.

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

Homogenous loans and leases, such as consumer installment, residential mortgage and automobile leases, are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

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

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $72 million at March 31, 2007. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and retail loans would increase by approximately $26 million at March 31, 2007. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and inherent loss rates currently assigned are appropriate.

The Bancorp’s primary market areas for lending are Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Bancorp’s customers.

In the current year, the Bancorp has not substantively changed any material aspect of its overall approach to determine its allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. Based on the procedures discussed above, the Bancorp is of the opinion that the allowance of $784 million was adequate, but not excessive, to absorb estimated credit losses associated with the loan and lease portfolio at March 31, 2007.

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the Condensed Consolidated Balance Sheets and noninterest income in the Condensed Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Bancorp’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income. At March 31, 2007, 97% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities are dependent upon the movement in market interest rates. The Bancorp’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

Income Taxes

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

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As of January 1, 2007, the Bancorp adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for the impact of adopting this interpretation. As described in greater detail in Note 10 of the Notes to Condensed Consolidated Financial Statements, the Internal Revenue Service is currently challenging the Bancorp’s tax treatment of certain leasing transactions.

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

The change in the fair value of MSRs at March 31, 2007, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $25 million and $48 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $28 million and $58 million, respectively. The change in the fair value of the MSR portfolio at March 31, 2007, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $21 million and $40 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $22 million and $46 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits plus other time deposits) and wholesale funding (includes certificates $100,000 and over, foreign office deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Net interest income (FTE) was $742 million for the first quarter of 2007, a decrease of $2 million compared to the fourth quarter of 2006 and an increase of $24 million compared to the first quarter of 2006. The improved performance from the same quarter last year primarily resulted from the balance sheet actions undertaken in the fourth quarter of 2006, which included, among other actions, the sale of $11.3 billion of available-for-securities with a weighted-average yield of approximately 4.30% and repayment of $8.5 billion in wholesale borrowings at a weighted average rate paid of 5.30%. Net interest income declined $2 million sequentially as the incremental benefits from the balance sheet actions were offset by the $7 million impact from the adoption of the new leveraged lease accounting standard, $4 million of funding cost related to deposits totaling $386 million with the IRS related to tax years currently under audit, $4 million impact from fewer days in the first quarter and $2 million of funding cost related to share repurchases. In terms of mix between volume and yield, the impact of changes in interest rates on net interest income (FTE) was a year-over-year increase of two percent. The increase was primarily due to benefit from the fourth quarter balance sheet actions and improved loan yields.

The net interest margin increased to 3.44% compared to 3.16% in the fourth quarter and 3.08% in the first quarter of 2006. Net interest spread increased 31 basis points (“bp”) sequentially, to 2.72%, and 26 bp on a year-over-year basis. The improvement in net interest margin and net interest spread was driven by the balance sheet actions taken in the fourth quarter of 2006. Total average earning assets decreased six percent on an annualized sequential basis and seven percent over the first quarter of 2006 as a result of the sale of securities in the fourth quarter of 2006. The benefit of free funding was 72 bp in the first quarter, a decrease of 3 bp from the fourth quarter due to the $280 million in share repurchases during the first quarter of 2007. Free funding increased 10 bp from the first quarter of 2006 due to the overall increase in interest rates offsetting the impact from the six percent decline in the net free funding position, calculated as the total of noninterest-bearing liabilities and equity less noninterest-earning assets.

The growth in average loans and leases over the first quarter of 2006 outpaced core deposit growth for the same period by $3.1 billion. For the first quarter of 2007, wholesale funding represented 35% of interest-bearing liabilities, down from 42% for the same period in the prior year primarily due to the repayment of wholesale funding as a result of the fourth quarter 2006 sale of securities. Given the current interest rate environment, the Bancorp expects to use cash flows from its securities portfolio during 2007 to fund its loan and lease growth that is in excess of its core deposit growth.

Core deposits increased $1.1 billion, or two percent, compared to the first quarter last year. During the first quarter of 2007, the Bancorp continued to adjust its deposit rates, moving away from promotional rates towards highly competitive daily rates. As a result of this strategy, the Bancorp has maintained a relatively stable interest rate for interest checking, while increasing the interest rates paid on less liquid products such as savings and money market. Interest checking balances have continued to migrate into money market, savings and time deposit accounts. During the first quarter of 2007, interest checking balances were 33% of average interest-bearing core deposits, compared to 39% in the first quarter of 2006.

The cost of interest-bearing core deposits was 3.43% in the first quarter of 2007, up from 2.88% in the first quarter of 2006. The increase in the cost of interest-bearing core deposits was due to a higher short-term rate environment and mix shift from interest checking to savings and other time deposits. Despite the increasing core deposit rates, the relative cost advantage of interest-bearing core deposits compared to wholesale funding increased by 20 bp from the first quarter of 2006 to 182 bp in the first quarter of 2007.

Interest income (FTE) from loans and leases increased $167 million, or 15%, compared to the first quarter of 2006. The increase resulted from the growth in average loans and leases of six percent in the first quarter of 2007 over the comparable period in 2006 as well as a 53 bp increase in average rates. The increase in average rates is due to the higher short-term rate environment at March 31, 2007. As of March 31, 2007, approximately 81% of commercial loans will mature or re-price in the next 12 months.

Interest income (FTE) from investment securities and short-term investments decreased $106 million to $150 million in the first quarter of 2007 compared to the same period in 2006. The average yield on taxable securities was 5.06%, an increase of 62 bp from the first quarter last year. The decrease in interest income and increase in yield was a result of the fourth quarter 2006 sale of $11.3 billion of securities with an weighted average yield of 4.30%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended	March 31, 2007			March 31, 2006			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$20,908	$387	7.50%	$19,549	$327	6.79%	$24	$36	$60
Commercial mortgage	10,566	190	7.31	9,441	159	6.84	20	11	31
Commercial construction	6,014	115	7.74	6,211	110	7.19	(4)	9	5
Commercial leases	3,661	39	4.34	3,686	47	5.13	(1)	(7)	(8)

Subtotal – commercial	41,149	731	7.20	38,887	643	6.71	39	49	88
Residential mortgage loans	10,166	154	6.17	9,057	130	5.83	16	8	24
Home equity	12,072	229	7.69	11,879	207	7.05	3	19	22
Automobile loans	10,230	156	6.18	9,440	128	5.48	11	17	28
Credit card	1,021	31	12.17	766	21	11.17	8	2	10
Other consumer loans/leases	1,223	15	5.03	1,605	20	5.17	(5)	—	(5)

Subtotal – consumer	34,712	585	6.84	32,747	506	6.25	33	46	79

Total loans and leases	75,861	1,316	7.04	71,634	1,149	6.51	72	95	167
Securities:
Taxable	10,951	137	5.06	22,116	242	4.44	(136)	31	(105)
Exempt from income taxes (b)	534	10	7.40	644	12	7.59	(2)	—	(2)
Other short-term investments	188	3	6.82	157	2	4.98	—	1	1

Total interest-earning assets	87,534	1,466	6.79	94,551	1,405	6.03	(66)	127	61
Cash and due from banks	2,287			2,668
Other assets	10,140			8,261
Allowance for loan and lease losses	(769)			(744)

Total assets	$99,192			$104,736

Liabilities
Interest-bearing liabilities:
Interest checking	$15,509	$88	2.31%	$17,603	$99	2.28%	$(12)	$1	$(11)
Savings	13,689	111	3.27	11,588	76	2.67	16	19	35
Money market	6,377	70	4.46	6,086	55	3.64	2	13	15
Other time deposits	11,037	125	4.59	9,749	89	3.74	13	23	36
Certificates—$100,000 and over	6,682	85	5.17	4,670	48	4.15	24	13	37
Foreign office deposits	1,707	19	4.53	4,050	44	4.39	(26)	1	(25)
Federal funds purchased	2,505	33	5.30	4,553	51	4.50	(26)	8	(18)
Other short-term borrowings	2,400	26	4.37	4,718	44	3.82	(24)	6	(18)
Long-term debt	12,242	167	5.54	15,132	181	4.85	(38)	24	(14)

Total interest-bearing liabilities	72,148	724	4.07	78,149	687	3.57	(71)	108	37
Demand deposits	13,185			13,674
Other liabilities	3,889			3,312

Total liabilities	89,222			95,135
Shareholders’ equity	9,970			9,601

Total liabilities and shareholders’ equity	$99,192			$104,736

Net interest income		$742			$718		$5	$19	$24
Net interest margin			3.44%			3.08%
Net interest rate spread			2.72			2.46
Interest-bearing liabilities to interest-earning assets			82.42			82.65

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $6 million and $7 million for the three months ended March 31, 2007 and 2006, respectively.

The interest on core deposits increased $75 million, or 23%, in the first quarter of 2007 over the comparable period in 2006 due to increases in short-term interest rates, shifts in deposit mix and increasing average balances. Average interest-bearing core deposits increased $1.6 billion, or four percent, compared to the first quarter of 2006. The Bancorp continues to focus on growing its core deposit balances in order to improve the funding mix and improve net interest margin trends.

The interest on wholesale funding decreased by $38 million, or 10%, in the first quarter over the comparable period in 2006 due to a $7.6 billion decrease in average balances partially offset by increasing interest rates. Average short-term wholesale funding decreased

$4.7 billion, or 26%, while average long-term debt decreased $2.9 billion, or 19%, in the first quarter of 2007 over the comparable period in 2006. Included within other short-term borrowings are the Bancorp’s customer repo sweep balances, which were $2.4 billion and $2.8 billion on an average basis for the first quarter 2007 and 2006, respectively.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on the factors discussed in the Critical Accounting Policies section. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Bancorp. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less current period recoveries. Current period recoveries relate to loans and leases charged-off in previous periods.

The provision for loan and lease losses increased to $84 million in the first quarter of 2007 compared to $78 million in the same period last year. The $6 million increase is due to both the increase in nonperforming assets from $364 million at March 31, 2006 to $494 million at March 31, 2007 and increased loan growth in the first quarter of 2007. The allowance for loan and lease losses as a percentage of loans and leases remained consistent at 1.05% at March 31, 2007 and 2006, respectively, and increased from 1.04% at December 31, 2006.

Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended March 31, 2007, noninterest income increased by five percent on a year-over-year basis. The components of noninterest income for these periods are as follows:

TABLE 3: Noninterest Income

For the three months ended March 31 ($ in millions)	2007	2006	Percent Change
Electronic payment processing revenue	$225	196	15
Service charges on deposits	126	126	—
Investment advisory revenue	96	91	5
Corporate banking revenue	83	76	9
Mortgage banking net revenue	40	47	(16)
Other noninterest income	78	80	(2)
Securities gains, net	—	1	(100)

Total noninterest income	$648	617	5

Electronic payment processing revenue increased $29 million, or 15%, in the first quarter of 2007 compared to the same period last year as FTPS realized growth in each of its three main product lines: merchant processing, electronic funds transfer (EFT) and card issuer interchange. Merchant processing revenue increased 15%, to $102 million, compared to the same period in 2006 due to the addition of new national merchant customers and resulting increases in merchant transaction volumes. Large national merchant contracts signed during the past year, which are expected to convert in the second half of 2007, will continue to provide growth. EFT revenue increased $10 million, or 14%, to $80 million as a result of continued success in attracting financial institution customers. Card issuer interchange increased 14%, to $43 million, compared to the same period in 2006 due to continued growth in debit card usage and credit card volumes. The Bancorp processes over 21 billion transactions annually and handles electronic processing for over 2,300 financial institutions and approximately 144,000 merchant locations worldwide.

Service charges on deposits were flat in the first quarter of 2007 compared to the same period last year. Commercial deposit revenue was comparable to the prior year as the overall growth in commercial account relationships was offset by a 20% increase in earnings credits. Earnings credits increased from $14 million to $17 million for the three months ended March 31, 2006 and 2007, respectively. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Earnings credits cannot be given in excess of the fees charged for banking services provided, and the excess earnings credits may not be carried forward to future periods. Earnings credits in excess of fees charged for banking services provided are netted against gross service charges to arrive at commercial deposit revenue. Retail deposits revenue increased two percent in the first quarter of 2007 compared to the same period last year. The higher revenue was primarily from checking accounts, where the total number of accounts increased five percent compared to the prior year quarter. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Bancorp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment advisory revenues increased five percent from the first quarter of 2006, as the Bancorp was able to realize approximately $3 million more in trust tax fees from tax filings made earlier than the prior year. Exclusive of this impact, investment advisory income increased two percent due to success in cross-sell initiatives within the private client group partially offset by lower mutual fund revenue reflecting the ongoing effect of open architecture on proprietary fund sales. The Bancorp continues to focus its sales efforts on improving execution in retail brokerage and retail mutual funds and on growing the institutional money management business by improving penetration and cross-selling in its large middle-market commercial customer base. The Bancorp is one of the largest money managers in the Midwest and, as of March 31, 2007, had approximately $225 billion in assets under care and managed $34 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue increased to $83 million in the first quarter of 2007, up nine percent over the comparable period in 2006. The growth in corporate banking revenue was largely attributable to gains in institutional sales of $3 million, or 37%, and customer derivatives activity of $2 million, or 29%. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Mortgage banking net revenue decreased to $40 million in the first quarter of 2007 from $47 million in the same period last year. The components of mortgage banking net revenue for the three months ended March 31, 2007 and 2006 are shown in Table 4. Origination fees and gains on loan sales increased $5 million compared to the same period last year due to higher origination volume. Originations in the first quarter of 2007 were $2.9 billion compared to $2.2 billion in the first quarter of 2006.

TABLE 4: Components of Mortgage Banking Net Revenue

For the three months ended March 31 ($ in millions)	2007	2006
Origination fees and gains on loan sales	$26	21
Servicing revenue:
Servicing fees	34	30
Servicing rights amortization	(20)	(15)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	—	11

Net servicing revenue	14	26

Mortgage banking net revenue	$40	47

Mortgage net servicing revenue decreased by $12 million as compared to the same period last year. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Bancorp’s total residential mortgage loans serviced at March 31, 2007 and 2006 was $39.3 billion and $34.8 billion, respectively, with $30.3 billion and $26.4 billion, respectively, of residential mortgage loans serviced for others.

Mortgage rates in the first quarter of 2007 were relatively unchanged. A slowdown in market value run off within the Bancorp’s MSR portfolio, as book amortization exceeded the runoff, led to a recovery in temporary impairment of $3 million for the three months ended March 31, 2007. The increase in interest rates and the resulting decrease in prepayment speeds led to a recovery in temporary impairment of $12 million during the three months ended March 31, 2006. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 4 of the Notes to the Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. The Bancorp recognized a net loss of $3 million and $1 million for the three months ended March 31, 2007 and 2006, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities (primarily principal only strips) as a component of its non-qualifying hedging strategy. The Bancorp did not recognize any gain/loss on the sale of securities related to mortgage servicing rights during the first quarter of 2007 or 2006.

Other noninterest income decreased by two percent in the first quarter of 2007 compared to the same period last year. This decrease was primarily a result of gains on the sale of student loans of $4 million for the quarter ended March 31, 2006 compared to $1 million for the quarter ended March 31, 2007. During the first quarter of 2007, the decrease in sales volume of student loans resulted in lower gains on sales and a higher student loan held for sale balance in comparison to the same quarter last year. The decrease was partially offset by higher realized gains on the sale of previously leased customer equipment of $3 million compared to the first quarter of 2006. Operating lease income was relatively flat as a result of the continued planned run off in the consumer operating lease portfolio offset by an increase in the commercial operating lease portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income are as follows:

TABLE 5: Components of Other Noninterest Income

For the three months ended March 31 ($ in millions)	2007	2006
Bank owned life insurance income	$21	21
Cardholder fees	13	12
Consumer loan and lease fees	10	11
Operating lease income	7	8
Insurance income	7	7
Other	20	21

Total other noninterest income	$78	80

Noninterest Expense

During the first quarter of 2007, the Bancorp continued its investment in the expansion of the retail distribution network and in its information technology infrastructure. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 57.0% and 54.7% for the first quarter of 2007 and 2006, respectively. The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage, and on expense control, although cost savings initiatives will continue to be somewhat mitigated by investments in certain high opportunity markets as evidenced by the 18 net new banking centers added during the first quarter of 2007. The Bancorp views investments in information technology and banking center expansion as its platform for future growth and increasing expense efficiency.

The major components of noninterest expense are as follows:

TABLE 6: Noninterest Expense

For the three months ended March 31 ($ in millions)	2007	2006	Percent Change
Salaries, wages and incentives	$292	284	3
Employee benefits	87	87	—
Net occupancy expense	65	58	12
Technology and communications	40	33	21
Equipment expense	29	27	10
Other noninterest expense	280	242	16

Total noninterest expense	$793	731	8

Total noninterest expense increased eight percent in the first quarter of 2007 compared to the same period last year due to investment in technology, higher de novo related expenses and increased volume-related processing expense, included in other noninterest expense. Total personnel cost (salaries, wages and incentives plus employee benefits) increased two percent for the current quarter compared to the same quarter in 2006. Full time equivalent employees totaled 21,442 as of March 31, 2007 compared to 21,497 as of March 31, 2006.

Net occupancy expenses increased 12% in the first quarter of 2007 over the same period last year due to the addition of 53 net new banking centers since March 31, 2006. The Bancorp remains focused on expanding its retail franchise through de novo growth with plans to open approximately 32 net new banking centers during the remainder of 2007.

The major components of other noninterest expense are as follows:

TABLE 7: Components of Other Noninterest Expense

For the three months ended March 31 ($ in millions)	2007	2006
Bankcard expense	$92	70
Loan processing	23	21
Marketing	18	21
Postal and courier	13	13
Travel	12	11
Intangible amortization	10	11
Franchise and other taxes	8	8
Supplies	7	7
Operating lease	5	6
Other	92	74

Total other noninterest expense	$280	242

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total other noninterest expense increased by $38 million from the first quarter of 2006, which was driven by increased volume-related bankcard expense. Processing volumes increased 16% and 27% for Merchant Processing and EFT, respectively, for the three months ended March 31, 2007 in comparison to the same quarter last year.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods are as follows:

TABLE 8: Applicable Income Taxes

For the three months ended March 31 ($ in millions)	2007	2006
Income before income taxes and cumulative effect	$507	519
Applicable income taxes	148	160
Effective tax rate	29.3%	30.7

Applicable income tax expense for both periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses.

Cumulative Effect of Change in Accounting Principle

In the first quarter of 2006, the Bancorp recognized a benefit of approximately $4 million, net of $2 million of tax, related to the adoption of SFAS No. 123 (Revised 2004) “Share-Based Payment.” The benefit recognized relates to the Bancorp’s estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. Further detailed financial information on each business segment is included in Note 15 of the Notes to the Condensed Consolidated Financial Statements.

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. Revisions to the Bancorp’s methodologies are applied on a retroactive basis. During the fourth quarter of 2006, the Bancorp changed the application of the provision for loan and lease losses to the segments to include only actual net charge-offs.

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the Treasury swap curve. Matching duration, or the expected term until an instrument can be repriced, allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology, including the benefit from the widening spread between deposit costs and wholesale funding, is captured in Other/Eliminations. During the fourth quarter of 2006, the Bancorp made certain changes to the average duration of indeterminate-lived deposits and corresponding changes to the FTP crediting rates assigned to those deposits. This change more closely aligns the crediting rates to the expected economic benefit while continuing to insulate the segments from interest rate volatility.

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

TABLE 9: Business Segment Results

For the three months ended March 31 ($ in millions)	2007	2006
Commercial Banking	$158	150
Branch Banking	162	142
Consumer Lending	31	44
Investment Advisors	24	20
Processing Solutions	32	31
Other/Eliminations	(48)	(24)

Net income	$359	363

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

TABLE 10: Commercial Banking

For the three months ended March 31 ($ in millions)	2007	2006
Income Statement Data
Net interest income (FTE)	$297	293
Provision for loan and lease losses	17	20
Noninterest income:
Corporate banking revenue	77	70
Service charges on deposits	35	37
Other noninterest income	20	9
Noninterest expense:
Salaries, incentives and benefits	69	60
Other noninterest expenses	128	120

Income before taxes	215	209
Applicable income taxes (a)	57	59

Net income	$158	150

Average Balance Sheet Data
Commercial loans	$33,983	31,487
Demand deposits	5,562	5,903
Interest checking	4,021	3,895
Savings and money market	4,581	5,280
Certificates over $100,000 and other time	1,930	1,426

(a)	Includes taxable-equivalent adjustments of $3 million for the three months ended March 31, 2007 and 2006.

Net income increased $8 million, or five percent, compared to the first quarter of 2006 as continued strong loan and corporate banking revenue growth made up for declines in core deposits. Average loans and leases increased eight percent to $34.0 billion over the prior year first quarter, with double-digit growth occurring in commercial and commercial mortgage categories. Average total deposits increased two percent as increases in foreign office and certificates over $100,000 offset a six percent decrease in core deposits due to higher earnings credit rates and pay downs on commercial lines. The increase in average loans led to a $4 million increase in net interest income compared to the same period last year. Net charge-offs as a percent of average loan and leases decreased to 20 bp from 26 bp in the first quarter of 2006.

Noninterest income increased $16 million, or 14%, compared to the same quarter last year due to a $7 million increase in corporate banking revenue and an $11 million increase in other noninterest income. Corporate banking revenue increased as a result of continued sales success in interest rate derivatives, an increase of $3 million or 31%, and institutional sales, an increase of $3 million or 35%. Other noninterest income improved on increased volume of operating leases and gains on sales of equipment coming off lease. During the past quarter, the commercial banking segment introduced new treasury management products and remains focused on further penetration of middle market customers throughout its affiliates.

Noninterest expense increased $17 million, or nine percent, compared to the first quarter of 2006 primarily due to sales incentives increase of $6 million and volume-related increases in operating lease and data processing expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,161 banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 11: Branch Banking

For the three months ended March 31 ($ in millions)	2007	2006
Income Statement Data
Net interest income	$365	326
Provision for loan and lease losses	23	26
Noninterest income:
Card issuer interchange	42	37
Merchant and EFT processing	8	7
Service charges on deposits	88	87
Investment advisory income	22	23
Other noninterest income	31	28
Noninterest expense:
Salaries, incentives and benefits	119	115
Net occupancy and equipment expenses	42	37
Other noninterest expenses	122	111

Income before taxes	250	219
Applicable income taxes	88	77

Net income	$162	142

Average Balance Sheet Data
Consumer loans	$11,670	11,279
Commercial loans	5,178	5,363
Demand deposits	5,728	5,879
Interest checking	9,385	11,479
Savings and money market	13,509	11,077
Time deposits	11,873	10,560

Net income increased $20 million, or 14%, compared to the first quarter of 2006 as growth in deposits and an increase in FTP rates earned on deposits offset higher de novo related noninterest expenses. Average loans and leases increased modestly as growth from the introduction of a new mortgage product and increased credit card production was offset by a decrease in commercial loans. Average core deposits increased four percent and total deposits increased seven percent over the first quarter of 2006 with double-digit increases in savings, money market and consumer time deposits mitigated by a $2.2 billion decrease in demand and interest checking deposits. While Branch Banking continued to realize a shift to higher cost deposits, the pace of the shift decreased compared to the prior year and should continue to slow as rates stabilize. As a result of the growth in core deposits and the related net FTP impact, net interest income increased $39 million compared to the same period last year. Net charge-offs as a percent of average loan and leases decreased to 54 bp from 64 bp in the first quarter of 2006.

Electronic payment processing revenue increased $6 million, or 15%. Card issuer interchange fees, which comprise the majority of the Branch Banking’s electronic payment processing revenues, totaled $42 million in the first quarter of 2007 and $37 million in the first quarter of 2006 due to increased usage and the increase in accounts. Other noninterest income increased primarily from a $2 million increase in cardholder fees. The Bancorp expects interchange and cardholder fees to continue to grow due to the increased emphasis on cross-selling credit cards to its existing customer base. Overall, noninterest income increased five percent compared to the first quarter of 2006.

Noninterest expense increased eight percent compared to the first quarter of 2006 as net occupancy and equipment costs increased 13% as a result of the continued opening of new banking centers related to the Bancorp’s de novo growth strategy. Since the first quarter of 2006, 53 new banking centers that did not involve relocation or consolidation of existing facilities were opened. The Bancorp continues to position itself for sustained long-term growth through new banking center additions in key markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage and home equity lending activities and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans or pools of loans or lines of credit and all associated hedging activities. Other indirect lending activities include loans to consumers through dealers as well as federal and private student education loans. The table below contains selected financial data for the Consumer Lending segment.

TABLE 12: Consumer Lending

For the three months ended March 31 ($ in millions)	2007	2006
Income Statement Data
Net interest income	$95	95
Provision for loan and lease losses	26	22
Noninterest income:
Mortgage banking net revenue	36	46
Other noninterest income	16	26
Noninterest expense:
Salaries, incentives and benefits	23	26
Other noninterest expenses	50	50

Income before taxes	48	69
Applicable income taxes	17	25

Net income	$31	44

Average Balance Sheet Data
Consumer loans	$21,289	19,853

Net income decreased $13 million, or 30%, compared to the first quarter of 2006. Net interest income remained flat from the prior year despite average loans and leases increasing seven percent, as higher yields on automobile loans were offset by a decline in the spread between loan yields and the related FTP charge on residential mortgage products due to the increasingly competitive environment in this segment. Net charge-offs as a percent of average loan and leases increased from 46 bp in the first quarter of 2006 to 50 bp in the first quarter of 2007 as the increase was evenly split between mortgage and indirect lending.

Consumer Lending had mortgage originations of $2.8 billion and $2.2 billion for the three months ended March 31, 2007 and 2006. The increase in originations resulted in an increase in origination fees and gains on loan sales of $3 million, or 13%, over the first quarter of 2006. The overall decrease in mortgage banking net revenue of $10 million is the result of the adjustment to the MSR valuation and related mark-to-market adjustments on free-standing derivatives. In the first quarter of 2007, Consumer Lending recognized a positive adjustment of less than $1 million on a stable mortgage rate environment, compared to a positive adjustment of $11 million in the first quarter of 2006 as mortgage rates increased from near historical lows. Decreases in other noninterest income primarily resulted from a lower volume of indirect consumer loan sales and decreased operating lease income from the planned run off of the consumer operating lease portfolio. Noninterest expense decreased $3 million, or four percent, primarily due to lower salaries and operating lease expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The Bancorp’s primary services include trust, asset management, retirement plans, custody and private client banking. Fifth Third Securities, Inc., an indirect wholly-owned subsidiary of the Bancorp, offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp, provides asset management services and also advises the Bancorp’s proprietary family of mutual funds, Fifth Third Funds.* The table below contains selected financial data for the Investment Advisors segment.

TABLE 13: Investment Advisors

For the three months ended March 31 ($ in millions)	2007	2006
Income Statement Data
Net interest income	$37	32
Provision for loan and lease losses	3	1
Noninterest income:
Investment advisory income	96	91
Other noninterest income	6	4
Noninterest expense:
Salaries, incentives and benefits	43	43
Other noninterest expenses	57	52

Income before taxes	36	31
Applicable income taxes	12	11

Net income	$24	20

Average Balance Sheet Data
Loans and leases	$3,110	3,043
Core deposits	4,811	4,135

Net income increased $4 million, or 16%, compared to the first quarter of 2006 as a result of increased deposits and modest fee growth. Net interest income increased to $37 million, an increase of $5 million or 14%, as a result of average core deposit growth of 16%. Savings, money market and consumer time deposits each increased over 40% compared to the prior year.

Noninterest income increased six percent from the first quarter of 2006, as Investment Advisors realized approximately $3 million more in trust tax fees due to the earlier completion of tax filings in the first quarter compared to the filings being completed in the second quarter of 2006. Exclusive of this impact, investment advisory income increased two percent on mixed results within its subcaptions. As of March 31, 2007, the Bancorp has $225 billion in assets under care and $34 billion in managed assets. Noninterest expense growth was modest at four percent compared to the prior year as the segment continues to focus on expense control.

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

TABLE 14: Processing Solutions

For the three months ended March 31 ($ in millions)	2007	2006
Income Statement Data
Net interest income	$9	7
Provision for loan and lease losses	3	2
Noninterest income:
Merchant processing	103	88
EFT processing	82	70
Other noninterest income	3	3
Noninterest expense:
Salaries, incentives and benefits	19	16
Net occupancy and equipment expenses	2	3
Bankcard expense	90	65
Other noninterest expenses	34	35

Income before taxes	49	47
Applicable income taxes	17	16

Net income	$32	31

Net income increased modestly compared to the first quarter of 2006 as higher expenses offset fee growth. EFT and merchant revenues increased by $12 million, or 16%, and $15 million, or 17%, respectively, primarily due to new customer additions and growth in transaction volume. Strong merchant revenue growth is expected to continue as large national contracts signed during the past year convert throughout 2007. The increase in noninterest income was mitigated by a 21% increase in noninterest expense, which increased primarily due to bankcard expense. Bankcard expense increased 38% from increased volume, expenses related to merchant equipment and additional costs related to bankcard conversion to the Bancorp’s new brand. Merchant transactions processed increased 19% and EFT transactions increased 28% over the first quarter of 2006. Expenses are expected to moderate in future quarters to be more consistent with revenue growth while reflecting spread pressure during the renewal of current customer contracts. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Other/Eliminations

Other/Eliminations includes the unallocated portion of the investment portfolio, certain non-core deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

The results of Other/Eliminations were primarily impacted by the repricing of earning assets compared to the repricing of earning liabilities in an inverted yield curve environment. Compared to the first quarter of 2006, the average yield on interest-earning assets and the related FTP charge decreased 22 bp while the average yield on interest-bearing liabilities and the related FTP credit has increased 62 bp. As a result of the inverted yield curve, mitigated by the reduction in the size of the available-for-sale securities portfolio carried at a negative spread, net interest income decreased $26 million compared to the first quarter of 2006. The Other/Eliminations segment also includes the growth in allowance for loan and leases losses; provision for loans and lease losses was $12 million in the first quarter of 2007 compared to $7 million in the same quarter last year. This increase also contributed to the decrease in net income in the Other/Eliminations segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans

The table below summarizes the end of period total loans and leases, which includes loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 15: Components of Total Loans and Leases (includes held for sale)

	March 31, 2007		December 31, 2006		March 31, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$21,479	28	$20,831	28	$19,967	28
Commercial mortgage loans	10,909	14	10,405	14	9,861	14
Commercial construction loans	5,688	7	6,168	8	5,883	8
Commercial leases	3,694	5	3,841	5	3,726	5

Total commercial loans and leases	41,770	54	41,245	55	39,437	55

Consumer:
Residential mortgage loans	9,730	13	9,905	13	9,122	13
Home equity	11,948	16	12,154	16	11,894	16
Automobile loans	10,400	14	10,028	13	9,453	13
Credit card	1,111	1	1,004	1	763	1
Other consumer loans and leases	1,244	2	1,167	2	1,497	2

Total consumer loans and leases	34,433	46	34,258	45	32,729	45

Total loans and leases	$76,203	100	$75,503	100	$72,166	100

Total loans and leases increased six percent over the first quarter of 2006 and modestly over the fourth quarter of 2006. During the fourth quarter of 2006, the Bancorp reviewed its loan classifications, which resulted in a reclassification of approximately $450 million of commercial loans to commercial mortgage loans. Prior year balances were not restated.

Total commercial loans and leases increased $2.3 billion, or six percent, compared to March 31, 2006 and one percent, or five percent annualized, compared to December 31, 2006. The sequential increase in commercial loans and leases was primarily driven by strong growth in commercial loans and commercial mortgage loans, which increased three percent and five percent, respectively, over the fourth quarter 2006. The mix of commercial loans was consistent with prior periods.

Total consumer loans and leases increased $1.7 billion, or five percent, compared to March 31, 2006, as a result of the introduction of new residential mortgage products and increased promotion of credit cards. Credit cards increased to $1.1 billion, an increase of 46%, over the first quarter of 2006, as the Bancorp placed an emphasis on cross-selling credit cards to its existing customer base. Automobile loans increased by approximately $1.0 billion, or 10%, due to more indirect financing relationships.

TABLE 16: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2007		December 31, 2006		March 31, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$20,908	28	$21,228	28	$19,549	27
Commercial mortgage loans	10,566	14	9,929	13	9,441	13
Commercial construction loans	6,014	8	6,099	8	6,211	9
Commercial leases	3,661	5	3,762	6	3,686	5

Total commercial loans and leases	41,149	55	41,018	55	38,887	54

Consumer:
Residential mortgage loans	10,166	13	10,038	13	9,057	13
Home equity	12,072	16	12,225	16	11,879	17
Automobile loans	10,230	13	9,834	13	9,440	13
Credit card	1,021	1	915	1	766	1
Other consumer loans and leases	1,223	2	1,232	2	1,605	2

Total consumer loans and leases	34,712	45	34,244	45	32,747	46

Total average loans and leases	$75,861	100	$75,262	100	$71,634	100

Total portfolio loans and leases (excludes held for sale)	$74,416		$74,032		$70,603

Average commercial loans and leases increased $2.3 billion, or six percent, compared to the first quarter of 2006. The Bancorp experienced strong growth in most of its markets, including 11% growth in the Bancorp’s key growth markets of Chicago, Nashville and Florida. The increase in average commercial loans and leases was primarily driven by strong growth in commercial loans and commercial mortgage loans, which combined, increased nine percent over the first quarter of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans and leases increased $2.0 billion, or six percent, compared to the first quarter of 2006. The growth in average consumer loans and leases was a result of double-digit growth in credit card and residential mortgage loans mitigated by decreases in other consumer loans and leases. The Bancorp experienced growth in the majority of its markets highlighted by 31% growth in Nashville, 16% in Florida and nine percent in Chicago.

Investment Securities

Total investment securities were $11.1 billion, $11.6 billion and $21.8 billion at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

The following table provides a breakout of the components of investment securities.

TABLE 17: Components of Investment Securities (amortized cost basis)

($ in millions)	March 31, 2007	December 31, 2006	March 31, 2006
Available-for-sale and other:
U.S. Treasury and Government agencies	$923	1,396	505
U.S. Government sponsored agencies	210	100	2,059
Obligations of states and political subdivisions	579	603	634
Agency mortgage-backed securities	7,806	7,999	15,706
Other bonds, notes and debentures	160	172	2,213
Other securities	1,076	966	1,010

Total available-for-sale and other securities	$10,754	11,236	22,127

Held-to-maturity:
Obligations of states and political subdivisions	$345	345	354
Other bonds, notes and debentures	2	11	11

Total held-to-maturity	$347	356	365

During the first quarter of 2007, net unrealized losses on the available-for-sale securities portfolio decreased from $183 million at December 31, 2006 to $162 million at March 31, 2007. At March 31, 2007, 97% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities were the result of the movement in market interest rates.

On an amortized cost basis, period end available-for-sale securities decreased $482 million since December 31, 2006 and $11.4 billion since March 31, 2006. The decrease from the fourth quarter of 2006 was a result of cash flows not being reinvested in the portfolio. The decrease from the first quarter of 2006 was a result of the balance sheet actions taken in the fourth quarter of 2006. At March 31, 2007, available-for-sale securities decreased to 12% of interest-earning assets, compared to 13% and 23% at December 31, 2006 and March 31, 2006, respectively. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.4 years at March 31, 2007 compared to 4.3 years at December 31, 2006 and March 31, 2006.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2007 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$919	$919	0.1	5.10%
Average life 1 – 5 years	4	4	2.5	5.20
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	—	—	—	—

Total	923	923	0.1	5.10
U.S. Government sponsored agencies:
Average life of one year or less	—	—	—	—
Average life 1 – 5 years	210	206	3.5	4.51
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	—	—	—	—

Total	210	206	3.5	4.51
Obligations of states and political subdivisions (a):
Average life of one year or less	65	65	0.5	7.80
Average life 1 – 5 years	385	392	3.0	7.23
Average life 5 – 10 years	92	95	6.4	7.08	(b)
Average life greater than 10 years	37	37	11.4	6.75	(b)

Total	579	589	3.8	7.28
Agency mortgage-backed securities:
Average life of one year or less	6	6	0.7	6.84
Average life 1 – 5 years	2,854	2,819	3.4	5.04
Average life 5 – 10 years	4,946	4,816	5.9	5.07
Average life greater than 10 years	—	—	—	—

Total	7,806	7,641	5.0	5.06
Other bonds, notes and debentures (c):
Average life of one year or less	7	8	0.5	37.60	(d)
Average life 1 – 5 years	143	142	2.7	5.78
Average life 5 – 10 years	10	10	9.3	5.62
Average life greater than 10 years	—	—	—	—

Total	160	160	3.0	7.16
Other securities (e)	1,076	1,073

Total available-for-sale and other securities	$10,754	$10,592	4.4	5.21%

(a)	Taxable-equivalent yield adjustments included in above table are 2.56%, 2.38%, 2.33%, 2.22% and 2.39% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Weighted-average yield excludes $18 million and $35 million of securities with an average life of 5-10 years and greater than 10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.78%.
(c)	Other bonds, notes and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(d)	Amount includes residual interest in an auto securitization with a cost of $6 million and fair market value of $7 million, which is expected to mature in the third quarter of 2007.
(e)	Other securities consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank restricted stock holdings that are carried at cost, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Deposits

The table below summarizes the end of period total deposits by major category:

TABLE 19: Deposits

	March 31, 2007		December 31, 2006		March 31, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$13,510	20	14,331	21	14,134	20
Interest checking	15,755	22	15,993	23	17,511	26
Savings	14,256	21	13,181	19	11,902	17
Money market	6,336	9	6,584	9	6,399	9

Transaction deposits	49,857	72	50,089	72	49,946	72
Other time	10,869	16	10,987	16	10,105	15

Core deposits	60,726	88	61,076	88	60,051	87
Certificates - $100,000 and over	6,776	10	6,628	10	5,085	7
Foreign office	1,686	2	1,676	2	3,874	6

Total deposits	$69,188	100	69,380	100	69,010	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on transaction account deposit growth in its retail and commercial franchises by expanding its retail franchise, enhancing its product offering, reducing account attrition and providing competitive rates. During the first quarter of 2007, the Bancorp expanded its deposit product line by offering a new savings account, to help customers identify and reach savings goals, and an equity-linked certificate of deposit. At March 31, 2007, core deposits represented 61% of the Bancorp’s asset funding base, compared to 57% at March 31, 2006.

Core deposits grew modestly compared to March 31, 2006. While the Bancorp continues to realize a mix shift as customers move from lower-yield transaction accounts to higher-yield time deposits, the pace of the shift decreased compared to the prior year and should continue to slow as rates stabilize. Overall, transaction deposit balances remained relatively flat compared to the three months ended March 31, 2006.

TABLE 20: Average Deposits

	March 31, 2007		December 31, 2006		March 31, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$13,185	19	13,882	20	13,674	20
Interest checking	15,509	23	15,744	23	17,603	26
Savings	13,689	20	12,812	18	11,588	17
Money market	6,377	9	6,572	9	6,086	9

Transaction deposits	48,760	71	49,010	70	48,951	72
Other time	11,037	16	10,991	16	9,749	15

Core deposits	59,797	87	60,001	86	58,700	87
Certificates - $100,000 and over	6,682	10	6,750	10	4,670	7
Foreign office	1,707	3	2,758	4	4,050	6

Total deposits	$68,186	100	69,509	100	67,420	100

As compared to March 31, 2006, average core deposits increased two percent as strong retail core deposit growth, with increases in savings and money market balances, offset lower commercial core deposits. The Bancorp realized double-digit growth in savings and other time deposits mitigated by decreases in demand and interest checking deposits. The Bancorp experienced growth in average transaction deposits in twelve of its eighteen affiliates.

Foreign office deposits represent U.S. dollar denominated deposits of the Bancorp’s foreign branch located in the Cayman Islands. The Bancorp utilizes these deposits as well as certificates of deposit $100,000 and over as a method to fund earning asset growth.

Borrowings

Total short-term borrowings were $4.0 billion at March 31, 2007 compared to $4.2 billion at December 31, 2006 and $8.2 billion at March 31, 2006. As of March 31, 2007, December 31, 2006 and March 31, 2006, total borrowings as a percentage of interest-bearing liabilities were 23%, 24%, and 29%, respectively. The decrease in borrowings from the first quarter of 2006 is a result of the balance sheet actions in the fourth quarter of 2006. The Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the Liquidity Risk Management section for discussion on the Bancorp’s liquidity management. In March 2007, the Bancorp issued $750 million in junior subordinated notes. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

TABLE 21: Borrowings

($ in millions)	March 31, 2007	December 31, 2006	March 31, 2006
Federal funds purchased	$1,622	1,421	3,715
Other short-term borrowings	2,383	2,796	4,472
Long-term debt	12,620	12,558	14,746

Total borrowings	$16,625	16,775	22,933

Quantitative and Qualitative Disclosure about Market Risk (continued)

RISK MANAGEMENT – OVERVIEW

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and mitigation of those risks that are inconsistent with the Bancorp’s risk profile. The Enterprise Risk Management division (“ERM”), led by the Bancorp’s Chief Risk Officer, ensures consistency in the Bancorp’s approach to managing and monitoring risk within the structure of the Bancorp’s affiliate operating model. The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational and regulatory compliance. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes. ERM includes the following key functions:

•	Risk Policy—ensures consistency in the approach to risk management as the Bancorp’s clearinghouse for credit, market and operational risk policies, procedures and guidelines;

•

Credit Risk Review—responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, counter-party credit risk, the accuracy of risk grades assigned to commercial credit exposure, and appropriate accounting for charge-offs, non-accrual status and specific reserves;

•

Capital Markets Risk Management—responsible for establishing and monitoring proprietary trading limits, monitoring liquidity and interest rate risk and utilizing value at risk and earnings at risk models;

•	Compliance Risk Management—responsible for oversight of compliance with all banking regulations;

•

Operational Risk Management—responsible for the risk self-assessment process, the change control evaluation process, fraud prevention and detection, and root cause analysis and corrective action plans relating to identified operational losses;

•	Insurance Risk Management—responsible for all property, casualty and liability insurance policies including the claims administration process for the Bancorp;

•	Investment Advisors Risk Management – responsible for trust compliance, fiduciary risk and trading risk in the Investment Advisors line of business; and

•	Risk Strategies and Reporting—responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics.

Designated risk managers have been assigned to all business lines reporting directly to ERM and indirectly to senior executives within the division or affiliate. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and who report jointly to affiliate presidents and ERM.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of three outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Credit Risk Committee, the Operational Risk Committee and the Executive Asset Liability Risk Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure, counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely decentralized, while ERM manages the policy and authority delegation process centrally. The Credit Risk Review function, within ERM, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

The Bancorp’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten

Quantitative and Qualitative Disclosure about Market Risk (continued)

categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for reserve analysis purposes. The dual risk rating system is expected to be consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Portfolio Diversity

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The following table provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification, by loan size and by state, illustrating the diversity and granularity of the Bancorp’s portfolio.

TABLE 22: Commercial Loan and Lease Portfolio (a)

	2007			2006
As of March 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$10,692	13,281	61	9,716	12,042	36
Manufacturing	5,619	11,897	29	4,691	10,233	30
Construction	5,406	8,810	82	5,225	8,578	46
Retail trade	3,870	6,700	30	3,601	6,030	14
Transportation and warehousing	2,238	2,571	3	1,854	2,170	5
Wholesale trade	1,920	3,738	13	1,913	3,532	13
Healthcare	1,901	3,241	12	1,695	2,873	10
Business services	1,883	3,629	9	1,908	3,524	12
Financial services and insurance	1,368	4,752	7	1,108	3,440	4
Individuals	1,232	1,611	13	1,747	2,296	15
Other services	965	1,359	13	965	1,289	14
Accommodation and food	864	1,283	10	968	1,365	9
Other	838	1,516	6	1,100	1,500	3
Public administration	712	927	—	825	998	—
Entertainment and recreation	609	827	4	523	754	4
Agribusiness	588	775	9	547	748	2
Communication and information	557	1,081	1	549	1,101	3
Mining	323	670	5	206	359	—
Utilities	185	1,214	—	296	1,005	—

Total	$41,770	69,882	307	39,437	63,837	220

By loan size:
Less than $200,000	4%	3	13	5	4	14
$200,000 to $1 million	16	12	28	18	14	37
$1 million to $5 million	31	25	47	34	28	38
$5 million to $10 million	17	16	12	17	16	6
$10 million to $25 million	22	25	—	19	24	5
Greater than $25 million	10	19	—	7	14	—

Total	100%	100	100	100	100	100

By state:
Ohio	24%	27	32	25	28	30
Michigan	22	19	22	22	20	23
Illinois	10	10	6	10	10	9
Florida	10	9	14	10	9	4
Indiana	9	9	14	10	10	20
Kentucky	6	6	9	6	6	8
Tennessee	3	3	1	2	2	3
Pennsylvania	1	2	—	1	2	—
West Virginia	1	—	—	1	—	1
Missouri	1	2	—	1	2	—
Out-of-footprint	13	13	2	12	11	2

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Market Risk (continued)

The commercial portfolio is characterized by 88% of outstanding balances and 87% of exposures concentrated within the Bancorp’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania, and Missouri. Exclusive of a national large-ticket leasing business, the commercial portfolio is characterized by 94% of outstanding balances and 91% of exposures concentrated within these ten states. The mortgage and construction segments of the commercial portfolio are characterized by 98% of outstanding balances and exposures concentrated within these ten states.

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

Total nonperforming assets were $494 million at March 31, 2007, compared to $455 million at December 31, 2006 and $364 million at March 31, 2006. Nonperforming assets remain a small percentage of total loans, leases and other assets, including other real estate owned at .66% as of March 31, 2007 compared to .61% as of December 31, 2006 and .51% as of March 31, 2006.

As of March 31, 2007, nonaccrual credits as a percent of total loans and leases were .51%, compared to .40% as of March 31, 2006. Commercial nonaccrual credits as a percent of commercial loans increased since the first quarter of 2006, from .56% to .73%. The increase was primarily driven by the real estate and construction industries. As of March 31, 2007 nonaccrual loans in Florida comprised 14% of the Bancorp’s total nonaccrual loans, up from four percent of total nonaccrual loans at March 31, 2006. Consumer nonaccrual credits as a percent of consumer loans increased slightly since the first quarter of 2006, from .22% to .24%. Total loans and leases 90 days past due have increased from $160 million as of March 31, 2006 to $243 million as of March 31, 2007, with the increase driven primarily from the consumer component.

TABLE 23: Summary of Nonperforming Assets and Delinquent Loans
($ in millions)	March 31, 2007	December 31, 2006	March 31, 2006
Commercial loans and leases	$143	133	126
Commercial mortgages	107	84	74
Commercial construction	57	54	20
Residential mortgage and construction	38	38	34
Consumer loans and leases	45	43	37

Total nonaccrual loans and leases	390	352	291
Other assets, including other real estate owned	104	103	73

Total nonperforming assets	$494	455	364

Commercial loans and leases	$38	40	32
Commercial mortgage	21	17	12
Commercial construction loans	20	6	5
Credit card receivables	17	16	12
Residential mortgage and construction (a)	78	68	53
Other consumer loans and leases	69	63	46

Total 90 days past due loans and leases	$243	210	160

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.66%	.61	.51
Allowance for loan and lease losses as a percent of total nonperforming assets	159	170	206

(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2007, December 31, 2006 and March 31, 2006, these advances were $15 million, $14 million and $12 million, respectively.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 24: Summary of Credit Loss Experience

As of March 31 ($ in millions)	2007	2006
Losses charged off:
Commercial loans	$(19)	(35)
Commercial mortgage loans	(7)	(2)
Commercial construction loans	(6)	—
Commercial leases	(1)	(1)
Residential mortgage loans	(7)	(4)
Home equity	(19)	(17)
Automobile loans	(25)	(22)
Credit card	(11)	(7)
Other consumer loans and leases	(4)	(8)

Total losses	(99)	(96)
Recoveries of losses previously charged off:
Commercial loans	4	3
Commercial mortgage loans	—	—
Commercial construction loans	—	—
Commercial leases	—	2
Residential mortgage loans	—	—
Home equity	2	3
Automobile loans	9	9
Credit card	3	1
Other consumer loans and leases	10	5

Total recoveries	28	23
Net losses charged off:
Commercial loans	(15)	(32)
Commercial mortgage loans	(7)	(2)
Commercial construction loans	(6)	—
Commercial leases	(1)	1
Residential mortgage loans	(7)	(4)
Home equity	(17)	(14)
Automobile loans	(16)	(13)
Credit card	(8)	(6)
Other consumer loans and leases	6	(3)

Total net losses charged off	$(71)	(73)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.29%	.65
Commercial mortgage loans	.26	.09
Commercial construction loans	.37	(.01)
Commercial leases	.03	(.11)

Total commercial loans	.27	.34

Residential mortgage loans	.32	.26
Home equity	.56	.49
Automobile loans	.61	.58
Credit card	3.28	3.17
Other consumer loans and leases	(1.36)	.49

Total consumer loans	.53	.52

Total net losses charged off	.39%	.42

Net charge-offs as a percent of average loans and leases outstanding were 39 bp in the first quarter of 2007, a decrease from 52 bp and 42 bp for the quarter ended December 31, 2006 and March 31, 2006, respectively. Total commercial loan net charge-offs included $5 million in losses related to the sale of $39 million in nonperforming commercial loans in the first quarter of 2007. Additionally, total consumer loan net charge-offs included $10 million in recoveries related to the sale of charged-off consumer loans. Overall, the level of net charge-offs continues to represent a relatively small percentage of the total loan and lease portfolio.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall allowance for loan and lease losses, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the allowance for loan and lease losses. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio.

In the current year, the Bancorp has not substantively changed any material aspect to its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments (recorded in other liabilities on the Condensed Consolidated Balance Sheet). The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense on the Condensed Consolidated Statements of Income.

TABLE 25: Changes in Allowance for Credit Losses

For the three months ended March 31 ($ in millions)	2007	2006
Allowance for loan and lease losses:
Beginning balance	$771	744
Net losses charged off	(71)	(73)
Provision for loan and lease losses	84	78

Ending balance	$784	749

Reserve for unfunded commitments:
Beginning balance	$76	70
Provision for unfunded commitments	3	(1)

Ending balance	$79	69

The allowance for loan and lease losses as a percent of the total loan and lease portfolio remained flat at 1.05% at March 31, 2007 and March 31, 2006, respectively, and increased from 1.04% at December 31, 2006.

Residential Mortgage Portfolio

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 26 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of March 31, 2007 and 2006. Table 27 shows the Bancorp’s originations of these products for the three months ended March 31, 2007 and 2006. The Bancorp does not currently originate mortgage loans that permit principal payment deferral or payments that are less than the accruing interest.

TABLE 26: Residential Mortgage Outstandings

	2007			2006
As of March 31 ($ in millions)	Amount	Percent of total	Delinquency Ratio	Amount	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,755	21%	3.82%	$1,879	22%	2.57%
Interest-only	1,253	15.23		1,128	13.30
Greater than 80% LTV and interest-only	543	7	1.54	503	6.16
80/20 loans	31	—	.65	32	—	—

The Bancorp also sells certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of March 31, 2007 and 2006 were $1.2 billion and 1.50% and $947 million and 1.47%, respectively.

Quantitative and Qualitative Disclosure about Market Risk (continued)

TABLE 27: Residential Mortgage Originations

	2007		2006
For the three months ended March 31 ($ in millions)	Amount	Percent of total	Amount	Percent of total
Greater than 80% LTV with no mortgage insurance	$108	4%	$184	8%
Interest-only	495	18	280	13
Greater than 80% LTV and interest-only	15	1	101	5
80/20 loans	46	2	100	5

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

The Bancorp began originating Alt-A loans for sale in the second half of 2006. During the first quarter of 2007, the secondary market conditions worsened for these products, and, as a result, approximately $43 million of loans were moved from held for sale to portfolio, and an impairment charge of approximately $2 million was recognized in mortgage banking net revenue. The Bancorp continues to monitor the secondary market and remains committed to originating Alt-A mortgages when market conditions improve. The Bancorp does not plan to originate these mortgages for investment purposes.

MARKET RISK MANAGEMENT

Market risk arises from the potential for fluctuations in interest rates, foreign exchange rates and equity prices that may result in potential reductions in net income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income or financial position due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons:

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

The Bancorp’s Executive Asset Liability Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s current interest rate risk policy limits are determined by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 200 bp parallel ramped increase or decrease in market interest rates. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

Quantitative and Qualitative Disclosure about Market Risk (continued)

The following table shows the Bancorp’s estimated earnings sensitivity profile and the ALCO policy limits on the asset and liability positions as of March 31, 2007:

TABLE 32: ESTTABLE 28: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	.35%	1.74	(5.00)	(7.00)
+100	.31	.85	—	—
-100.16		.10	—	—
-200.57		(1.25)	(5.00)	(7.00)

Economic Value of Equity

The Bancorp also employs economic value of equity (“EVE”) as a measurement tool in managing interest rate sensitivity. Whereas net interest income simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term interest rate risk. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios.

The following table shows the Bancorp’s EVE sensitivity profile and the ALCO policy limits as of March 31:

TABLE 29: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(3.94)%	(20.0)
-200.92		(20.0)

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

The Bancorp also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of March 31, 2007 are included in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of March 31, 2007:

TABLE 30: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$12,330	7,830	1,319	21,479
Commercial mortgage loans	4,350	4,940	1,616	10,906
Commercial construction loans	3,961	1,480	247	5,688
Commercial leases	986	1,870	831	3,687

Subtotal - commercial loans	21,627	16,120	4,013	41,760

Residential mortgage loans	2,519	3,857	2,108	8,484
Home equity	2,718	5,576	3,632	11,926
Automobile loans	3,736	6,005	659	10,400
Credit card	—	1,111	—	1,111
Other consumer loans and leases	429	680	31	1,140

Subtotal - consumer loans	9,402	17,229	6,430	33,061

Total	$31,029	33,349	10,443	74,821

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of March 31, 2007:

TABLE 31: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,624	6,525
Commercial mortgage loans	2,236	4,320
Commercial construction loans	296	1,431
Commercial leases	2,701	—

Subtotal - commercial loans	7,857	12,276

Residential mortgage loans	3,094	2,871
Home equity	1,449	7,759
Automobile loans	6,635	29
Credit card	—	1,111
Other consumer loans and leases	630	81

Subtotal - consumer loans	11,808	11,851

Total	$19,665	24,127

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $566 million and $462 million as of March 31, 2007 and March 31, 2006, respectively. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

Mortgage rates in the first quarter of 2007 were relatively unchanged. A slowdown in market value run off within the Bancorp’s MSR portfolio, as book amortization exceeded the runoff, led to a recovery in temporary impairment of $3 million for the three months ended March 31, 2007. The increase in interest rates and the resulting decrease in prepayment speeds led to a recovery in temporary impairment of $12 million during the three months ended March 31, 2006. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further discussion on servicing rights.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income on the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2007 and March 31, 2006 was approximately $192 million and $138 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 4.4 years at March 31, 2007, based on current prepayment expectations. Of the $10.6 billion (fair value basis) of securities in the available-for-sale portfolio at March 31, 2007, $2.7 billion in principal and interest is expected to be received in the next 12 months, and an additional $1.7 billion is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the three months ended March 31, 2007 and 2006, a total of $3.0 billion and $2.4 billion, respectively, were sold, securitized or transferred off-balance sheet.

Additionally, the Bancorp has a shelf registration in place with the U.S. Securities and Exchange Commission (“SEC”) permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of March 31, 2007, $2.3 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations. The Bancorp also has $16.1 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to a 10.05% average equity capital base, provide the Bancorp with a stable funding base.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 70% of its average total assets during the first quarter of 2007. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Bancorp maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 2007, shareholders’ equity was $9.8 billion, compared to $10.0 billion at December 31, 2006 and $9.5 billion at March 31, 2006. Average shareholders’ equity as a percentage of average assets for the first quarter of 2007 was 10.05% compared to 9.17% in the same quarter last year. Tangible equity as a percent of tangible assets was 7.65% compared to 6.90% in the first quarter of 2006. The improvement in both of these ratios is primarily due to the reduction of assets resulting from the balance sheet actions in the fourth quarter of 2006. During the first quarter of 2007, Fifth Third Capital Trust IV, a wholly-owned non-consolidated subsidiary of the Bancorp, issued $750 million of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. The issuance added approximately 73 bp to each of the Bancorp’s regulatory capital ratios. Also during the first quarter 2007, the Bancorp redeemed two previous trust preferred securities issuances that totaled approximately $300 million.

The Federal Reserve Board adopted quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). The guidelines define “well-capitalized” ratios of Tier I, total risk-based capital and leverage as 6%, 10% and 5%, respectively. The Bancorp exceeded these “well-capitalized” ratios for all periods presented.

Quantitative and Qualitative Disclosure about Market Risk (continued)

TABLE 32: Regulatory Capital

($ in millions)	March 31, 2007	December 31, 2006	March 31, 2006
Tier I capital	$9,053	8,625	8,434
Total risk-based capital	11,634	11,385	10,400
Risk-weighted assets	103,937	102,823	98,511
Regulatory capital ratios:
Tier I capital	8.71%	8.39	8.56
Total risked-based capital	11.19	11.07	10.56
Tier I leverage	9.36	8.44	8.24

Dividend Policy

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Bancorp’s quarterly dividend for the first quarter 2007 was $.42 per share, an increase of five percent over the $.40 per share declared in fourth quarter 2006 and an increase of eleven percent over the $.38 per share declared in the first quarter of 2006.

Stock Repurchase Program

On January 18, 2005, the Bancorp announced that its Board of Directors had authorized management to purchase 20 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. During the first quarter of 2007, the Bancorp repurchased a total of 7 million shares under this authorization at an average price of $40.00 per share. At March 31, 2007, the Bancorp had 8.8 million shares remaining under the current Board of Directors’ authorization.

The Bancorp’s stock repurchase program is an important element of its capital planning activities and the Bancorp views share repurchases as an effective means of delivering value to shareholders. The Bancorp’s first quarter 2007 repurchases of common shares were as follows:

TABLE 33: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	392,822	$39.63	355,763	15,451,282
February 1, 2007 – February 28, 2007	3,115,235	$40.51	3,036,879	12,414,403
March 1, 2007 – March 31, 2007	3,682,361	$39.72	3,607,358	8,807,045

Total	7,190,418	$40.06	7,000,000	8,807,045

(a)	The Bancorp repurchased 37,059, 78,356 and 75,003 shares during January, February and March of 2007, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

OFF-BALANCE SHEET ARRANGEMENTS

The Bancorp consolidates all of its majority-owned subsidiaries for which the Bancorp it is the primary beneficiary. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Bancorp does not possess, nor can exert, significant influence or control, are accounted for by equity method accounting and not consolidated. Those entities in which there is less than 20% ownership are generally carried at the lower of cost or fair value.

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

Through March 31, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by

Quantitative and Qualitative Disclosure about Market Risk (continued)

an independent third-party. The outstanding balance of such loans at March 31, 2007 and 2006 was $3.4 billion and $3.2 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $4.0 billion and $3.6 billion as of March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $16 million and $10 million, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets.

The Bancorp utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating-rate home equity lines of credit, certain automobile loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to interests that continue to held by the transferor. The Bancorp’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse and, in some cases, a cash reserve account. At March 31, 2007, the Bancorp had retained servicing assets totaling $572 million, subordinated tranche security interests totaling $12 million and residual interests totaling $19 million. At March 31, 2006, the Bancorp had retained servicing assets totaling $468 million, subordinated tranche security interests totaling $27 million and residual interests totaling $33 million. The Bancorp had the following cash flows with these unconsolidated QSPEs during the three months ended March 31, 2007 and 2006:

TABLE 34: Cash Flows with Unconsolidated QSPEs

For the three months ended March 31 ($ in millions)	2007	2006
Proceeds from transfers, including new securitizations	$417	586
Proceeds from collections reinvested in revolving-period securitizations	17	26
Fees received	8	8

As of March 31, 2007 and 2006, the Bancorp had provided credit recourse on approximately $1.4 billion and $1.1 billion, respectively, of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. The Bancorp maintained an estimated credit loss reserve of approximately $20 million and $18 million relating to these residential mortgage loans sold at March 31, 2007 and 2006, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Quantitative and Qualitative Disclosure about Market Risk (continued)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. At March 31, 2007, the aggregate contractual obligations and commitments were:

TABLE 35: Contractual Obligations and Other Commitments

As of March 31, 2007 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits	$67,282	322	26	1,558	69,188
Long-term debt (a)	1,665	4,658	3	6,294	12,620
Short-term borrowings (b)	4,005	—	—	—	4,005
Noncancelable leases (c)	82	153	114	379	728
Partnership investment commitments (d)	244	—	—	—	244
Capital expenditures (e)	111	—	—	—	111
Purchase obligations	14	15	13	—	42

Total contractually obligated payments due by period	$73,403	5,148	156	8,231	86,938

Other commitments by expiration period:
Letters of credit (f)	$2,674	3,152	1,810	509	8,145
Commitments to extend credit (g)	25,763	18,561	—	—	44,324
Total other commitments by expiration period	$28,437	21,713	1,810	509	52,469

(a)	In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(b)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	Includes both operating and capital leases.
(d)	Includes low-income housing, historic and new market tax credit investments.
(e)	Includes commitments to various general contractors for work related to banking center construction.
(f)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(g)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

As of March 31, 2007, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the contractual obligations and other commitments table. Further detail on the impact of income taxes is located in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Controls and Procedures (Item 4)

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). When conducting this evaluation, management considered the facts and underlying circumstances that resulted in the restatement described in Note 16 of the Notes to Condensed Consolidated Financial Statements included in this report. Based on the foregoing, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and to provide reasonable assurance that information required to be disclosed by the Bancorp in such reports is accumulated and communicated to the Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. Based on this evaluation, there has been no such change during the period covered by this report.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2007	December 31, 2006	March 31, 2006
Assets
Cash and due from banks	$2,244	2,737	2,494
Available-for-sale and other securities (a)	10,592	11,053	21,276
Held-to-maturity securities (b)	347	356	365
Trading securities	160	187	156
Other short-term investments	223	809	159
Loans held for sale	1,382	1,150	744
Portfolio loans and leases:
Commercial loans	21,479	20,831	19,966
Commercial mortgage loans	10,906	10,405	9,861
Commercial construction loans	5,688	6,168	5,883
Commercial leases	3,687	3,841	3,726
Residential mortgage loans	8,484	8,830	8,425
Home equity	11,926	12,153	11,894
Automobile loans	10,400	10,028	9,453
Credit card	1,111	1,004	763
Other consumer loans and leases	1,140	1,093	1,451

Portfolio loans and leases	74,821	74,353	71,422
Allowance for loan and lease losses	(784)	(771)	(749)

Portfolio loans and leases, net	74,037	73,582	70,673
Bank premises and equipment	2,001	1,940	1,798
Operating lease equipment	212	202	137
Goodwill	2,192	2,193	2,194
Intangible assets	158	166	189
Servicing rights	572	524	468
Other assets	5,704	5,770	4,391

Total Assets	$99,824	100,669	105,044

Liabilities
Deposits:
Demand	$13,510	14,331	14,134
Interest checking	15,755	15,993	17,511
Savings	14,256	13,181	11,902
Money market	6,336	6,584	6,399
Other time	10,869	10,987	10,105
Certificates - $100,000 and over	6,776	6,628	5,085
Foreign office	1,686	1,676	3,874

Total deposits	69,188	69,380	69,010
Federal funds purchased	1,622	1,421	3,715
Other short-term borrowings	2,383	2,796	4,472
Accrued taxes, interest and expenses	2,324	2,283	2,169
Other liabilities	1,883	2,209	1,463
Long-term debt	12,620	12,558	14,746
Total Liabilities	90,020	90,647	95,575
Shareholders’ Equity
Common stock (c)	1,295	1,295	1,295
Preferred stock (d)	9	9	9
Capital surplus	1,806	1,812	1,811
Retained earnings	8,330	8,317	8,159
Accumulated other comprehensive income	(163)	(179)	(568)
Treasury stock	(1,473)	(1,232)	(1,237)

Total Shareholders’ Equity	9,804	10,022	9,469

Total Liabilities and Shareholders’ Equity	$99,824	100,669	105,044

(a)	Amortized cost: March 31, 2007—$10,754, December 31, 2006—$11,236 and March 31, 2006—$22,127.
(b)	Market values: March 31, 2007—$347, December 31, 2006—$356 and March 31, 2006—$365.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at March 31, 2007—550,077,279 (excludes 33,349,825 treasury shares), December 31, 2006—556,252,674 (excludes 27,174,430 treasury shares) and March 31, 2006—556,500,991 (excludes 26,926,113 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months ended March 31,
($ in millions, except per share data)	2007	2006
Interest Income
Interest and fees on loans and leases	$1,314	1,146
Interest on securities	143	250
Interest on other short-term investments	3	2

Total interest income	1,460	1,398
Interest Expense
Interest on deposits	498	411
Interest on short-term borrowings	59	95
Interest on long-term debt	167	181

Total interest expense	724	687

Net Interest Income	736	711
Provision for loan and lease losses	84	78

Net Interest Income After Provision for Loan and Lease Losses	652	633
Noninterest Income
Electronic payment processing revenue	225	196
Service charges on deposits	126	126
Investment advisory revenue	96	91
Corporate banking revenue	83	76
Mortgage banking net revenue	40	47
Other noninterest income	78	80
Securities gains (losses), net	—	1

Total noninterest income	648	617
Noninterest Expense
Salaries, wages and incentives	292	284
Employee benefits	87	87
Net occupancy expense	65	58
Technology and communications	40	33
Equipment expense	29	27
Other noninterest expense	280	242

Total noninterest expense	793	731

Income Before Income Taxes and Cumulative Effect	507	519
Applicable income taxes	148	160

Income Before Cumulative Effect	359	359
Cumulative effect of change in accounting principle, net (a)	—	4

Net Income	$359	363

Net Income Available to Common Shareholders (b)	$359	363

Earnings Per Share	$0.65	0.66
Earnings Per Diluted Share	$0.65	0.65

(a)	Reflects a benefit of $4 million (net of $2 million of tax) for the adoption of SFAS No. 123(R) as of January 1, 2006 due to the recognition of an estimate of forfeiture experience to be realized for all stock-based awards.
(b)	Dividends on preferred stock are $.185 for the three month periods ended March 31, 2007 and 2006, respectively.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three months ended March 31,
($ in millions, except per share data)	2007	2006
Total shareholders’ equity, beginning	$10,022	9,446
Net income	359	363
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities	14	(158)
Qualifying cash flow hedges	1	3
Change in accumulated other comprehensive income related to employee benefit plans	1	—

Comprehensive income	375	208
Cash dividends declared:
Common stock (2007 - $.42 per share and 2006 - $.38 per share)	(231)	(211)
Preferred stock (a)	—	—
Stock-based awards exercised, including treasury shares issued	18	15
Stock-based compensation expense	17	15
Loans repaid (issued) related to the exercise of stock-based awards, net	2	3
Change in corporate tax benefit related to stock-based compensation	(5)	(1)
Shares acquired for treasury	(280)	—
Diversification of nonqualified deferred compensation plan	(17)	—
Impact of cumulative effect of change in accounting principle (b)	(98)	(6)
Other	1	—

Total shareholders’ equity, ending	$9,804	9,469

(a)	Dividends on preferred stock are $.185 million for the three months ended March 31, 2007 and 2006, respectively.
(b)	2007 includes $96 million impact due to the adoption of FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” on January 1, 2007 and $2 million impact due to the adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. 2006 impact is due to the adoption of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2007	2006 (Restated, See Note 16)
Operating Activities
Net income	$359	363
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	84	78
Depreciation, amortization and accretion	90	94
Cumulative effect of change in accounting principle	—	(4)
Stock-based compensation expense	17	15
Benefit for deferred income taxes	(10)	(9)
Realized securities gains	(2)	(2)
Realized securities losses	1	1
Net gains on sales of loans	(46)	(35)
Loans originated for sale, net of repayments	(2,917)	(1,802)
Proceeds from sales of loans held for sale	2,666	2,391
Decrease (increase) in trading securities	27	(39)
Decrease (increase) in other assets	38	(24)
(Decrease) increase in accrued taxes, interest and expenses	(54)	120
Decrease in other liabilities	(339)	(25)

Net Cash (Used In) Provided by Operating Activities	(86)	1,122

Investing Activities
Proceeds from sales of available-for-sale securities	291	115
Proceeds from calls, paydowns and maturities of available-for-sale securities	1,892	727
Purchases of available-for-sale securities	(1,686)	(441)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	10	26
Purchases of held-to-maturity securities	—	(2)
Decrease in other short-term investments	587	—
Net increase in loans and leases	(819)	(1,663)
Proceeds from sale of loans	287	93
(Increase) decrease in operating lease equipment	(14)	1
Purchases of bank premises and equipment	(118)	(136)
Proceeds from disposal of bank premises and equipment	16	28
Cash paid in business combination	—	(5)

Net Cash Provided by (Used In) Investing Activities	446	(1,257)

Financing Activities
(Decrease) increase in core deposits	(350)	441
Increase in certificates—$100,000 and over, including foreign office	157	1,134
Increase (decrease) in federal funds purchased	201	(1,607)
(Decrease) increase in other short-term borrowings	(413)	213
Proceeds from issuance of long-term debt	747	1,309
Repayment of long-term debt	(708)	(1,745)
Payment of cash dividends	(222)	(211)
Exercise of stock-based awards, net	20	18
Purchases of treasury stock	(280)	—
Other	(5)	(1)

Net Cash Used In Financing Activities	(853)	(449)

Decrease in Cash and Due from Banks	(493)	(584)
Cash and Due from Banks at Beginning of Period	2,737	3,078

Cash and Due from Banks at End of Period	$2,244	2,494

Cash Payments
Interest	$746	689
Income taxes	1	2
Supplemental Cash Flow Information
Business acquisitions:
Fair value of tangible assets acquired (noncash)	—	6
Goodwill and identifiable intangible assets acquired	—	17
Liabilities assumed and note issued	—	(18)

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2007 and 2006, the results of operations for the three months ended March 31, 2007 and 2006, the cash flows for the three months ended March 31, 2007 and 2006 and the changes in shareholders’ equity for the three months ended March 31, 2007 and 2006. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. The results of operations for the three months ended March 31, 2007 and 2006 and the cash flows for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2006 has been derived from the annual Consolidated Financial Statements of the Bancorp.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior periods’ Condensed Consolidated Financial Statements and related notes to conform to the current period presentation.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement was effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after September 15, 2005. On January 1, 2006, the Bancorp elected to adopt this Statement using the modified retrospective application. Adoption of this Statement had three impacts on the Bancorp’s Condensed Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding; ii) the reclassification in the Condensed Consolidated Statements of Cash Flows of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section and iii) the recognition of approximately $9 million of incremental salaries, wages and incentives expense in the second quarter of 2006 related to the issuance in April 2006 of stock-based awards to retirement-eligible employees. The adoption of this Statement did not have an impact on basic or diluted earnings per share. For further information on stock-based compensation see Note 12.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125,” as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement on January 1, 2007 did not have a material effect on the Bancorp’s Condensed Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits the Bancorp to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This Statement was effective as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption of this Statement on January 1, 2007, the Bancorp elected to continue to report all classes of servicing assets and liabilities at amortized cost subsequent to initial recognition at fair value. The adoption of this Statement did not have a material effect on the Bancorp’s Condensed Consolidated Financial Statements.

In July 2006, the FASB issued FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of

Notes to Condensed Consolidated Financial Statements (continued)

cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. If during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. Upon adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” issued in July 2006. During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. The Bancorp continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Bancorp believes a resolution may involve a projected change in the timing of these leveraged lease cash flows. This FSP was effective for fiscal years beginning after December 15, 2006. Upon adoption of this FSP on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $96 million representing the cumulative effect of applying the provisions of this FSP.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. This Interpretation was effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation will be recognized as an adjustment to the beginning balance of retained earnings. Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this interpretation.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that entities should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior

Notes to Condensed Consolidated Financial Statements (continued)

year misstatements, on the current year financial statements. This SAB was effective for fiscal years ending after November 15, 2006. An entity may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of this SAB did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Bancorp is currently in the process of evaluating the impact of adopting this Statement on the Bancorp’s Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. This Statement is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date with the effect of the first remeasurement to fair value reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Bancorp is currently in the process of evaluating the impact of adopting this Statement on the Bancorp’s Condensed Consolidated Financial Statements.

3. Intangible Assets and Goodwill

Intangible assets consist of core deposits, servicing rights, customer lists and non-competition agreements. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at March 31, 2007 of 3.25 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2007:
Mortgage servicing rights	$1,274	(684)	(24)	566
Other consumer and commercial servicing rights	25	(19)	—	6
Core deposits	410	(277)	—	133
Other	45	(20)	—	25

Total intangible assets	$1,754	(1,000)	(24)	730

As of December 31, 2006:
Mortgage servicing rights	$1,210	(664)	(27)	519
Other consumer and commercial servicing rights	23	(18)	—	5
Core deposits	417	(276)	—	141
Other	43	(18)	—	25

Total intangible assets	$1,693	(976)	(27)	690

As of March 31, 2006:
Mortgage servicing rights	$1,107	(611)	(34)	462
Other consumer and commercial servicing rights	22	(16)	—	6
Core deposits	417	(249)	—	168
Other	32	(11)	—	21

Total intangible assets	$1,578	(887)	(34)	657

As of March 31, 2007, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended March 31, 2007 and 2006 was $31 million and $27 million, respectively.

Notes to Condensed Consolidated Financial Statements (continued)

Estimated amortization expense, including servicing rights, for years ending December 31, 2007 through 2011 is as follows:

($ in millions)
2007 (a)	$122
2008	109
2009	93
2010	79
2011	56

(a)	Includes three months actual and nine months estimated.

Changes in the net carrying amount of goodwill by reporting segment for the three months ended March 31, 2007 and 2006 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2006	$871	797	182	138	205	2,193
Acquisition activity	—	(1)	—	—	—	(1)

Balance as of March 31, 2007	$871	796	182	138	205	2,192

Balance as of December 31, 2005	$871	798	182	127	191	2,169
Acquisition activity	—	—	—	—	14	14
Reclassification	—	—	—	11	—	11

Balance as of March 31, 2006	$871	798	182	138	205	2,194

The Bancorp has completed its most recent annual goodwill impairment test as of September 30, 2006 and determined that no impairment exists. In the table above, acquisition activity includes acquisitions in the respective period plus purchase accounting adjustments related to previous acquisitions. During the first quarter of 2006, the Bancorp acquired a credit card processing company. The acquisition resulted in the recognition of $14 million of goodwill and did not have a material impact on the financial results of the Bancorp. Additionally, during the first quarter of 2006, $11 million of goodwill was reclassified from other intangible assets.

4. Sales of Receivables

The Bancorp sold fixed and adjustable rate residential mortgage loans during the first quarter of 2007 and 2006. In those sales, the Bancorp obtained servicing responsibilities. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp identifies classes (i.e., fixed and adjustable rate residential mortgage loans) of servicing assets based on the availability of market inputs used in determining the fair value of servicing assets. For the three months ended March 31, 2007 and 2006, the Bancorp recognized pretax gains of $26 million and $21 million, respectively, on the sales of residential mortgage loans. Additionally, the Bancorp recognized $34 million and $30 million in servicing fees on residential mortgages for the three months ended March 31, 2007 and 2006. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue.

During the first quarter of 2007 and 2006, the Bancorp sold student loans and certain commercial loans and obtained servicing responsibilities. The Bancorp also securitized and sold certain automobile loans in 2004 and securitized and sold certain home equity lines of credit in 2003, in which the Bancorp obtained servicing responsibilities and subordinated interests. The investors and the securitization trusts have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp’s interests that continue to be held by the transferor are subordinate to investor’s interests. At March 31, 2007 and 2006, the value of the servicing asset and subordinated interest related to these sales were immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

As of March 31, 2007 and 2006, the key economic assumptions used in measuring the Bancorp’s interests that continue to be held by the transferor were as follows:

	March 31, 2007					March 31, 2006
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	7.3	10.9%	10.4%	N/A	7.3	8.3%	9.1%	N/A
Servicing assets	Adjustable	3.8	27.0	11.3	N/A	3.5	25.3	10.4	N/A

Notes to Condensed Consolidated Financial Statements (continued)

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial. At March 31, 2007 and 2006, the Bancorp serviced $30.3 billion and $26.4 billion of residential mortgage loans for other investors.

The value of servicing assets is subject to credit, prepayment and interest rate risks on the sold financial assets. At March 31, 2007, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
				Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$522	7.3	10.9%	$22	42	10.4%	$20	38	—%	$—	—
Servicing assets	Adjustable	48	3.8	27.0	3	6	11.3	1	2	—	—	—

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Changes in the servicing asset related to residential mortgage loans for the three months ended March 31:

($ in millions)	2007	2006
Carrying amount as of the beginning of period	$546	479
Servicing obligations that result from transfer of residential mortgage loans	64	32
Amortization	(20)	(15)

Carrying amount before valuation allowance	$590	496

Valuation allowance for servicing assets:
Beginning balance	(27)	(46)
Servicing valuation recovery	3	12

Ending balance	(24)	(34)

Carrying amount as of the end of the period	$566	462

Temporary impairment or impairment recovery, effected through a change in the MSR valuation reserve, are captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the three months ended March 31, 2007 and 2006.

For the three months ended March 31 ($ in millions)	2007	2006
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2006 and 2005)	$483	413
Fair value at end of period	522	458
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2006 and 2005)	45	45
Fair value at end of period	48	46

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

The Bancorp recognized a net loss of $3 million and $1 million in the three months ended March 31, 2007 and 2006, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of March 31, 2007 and 2006, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value

Notes to Condensed Consolidated Financial Statements (continued)

of $19 million and $6 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $1 million and $7 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $2.4 billion and $.7 billion as of March 31, 2007 and 2006, respectively. As of March 31, 2007, the available-for-sale securities portfolio included $208 million of securities related to the non-qualifying hedging strategy.

5. Derivative Financial Instruments

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

FAIR VALUE HEDGES—The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three months ended March 31, 2007 and 2006, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. Ineffectiveness results to the extent changes in the fair value of the recorded derivative does not offset changes in fair value of the debt due to changes in the hedged risk. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps (accounted for as a fair value hedge using the long-haul method) is reported within interest expense in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2007 and 2006, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

During 2006, the Bancorp terminated interest rate swaps designated as fair value hedges and, in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the three months ended March 31, 2007 and 2006, $3 million in net deferred losses, net of tax, and less than $1 million in net deferred gains, net of tax, on the terminated fair value hedges were amortized into interest expense, respectively.

The Bancorp also enters into forward contracts to hedge its residential mortgage loans held for sale. The hedged mortgage loans held for sale are grouped into portfolios of loans that share the same risk exposure. For the three months ended March 31, 2007, the ineffectiveness of the hedging relationships related to residential mortgage loans held for sale were insignificant to the Bancorp’s Condensed Consolidated Statements of Income. Those forward contracts that do not meet the criteria for fair value hedge accounting are accounted for as free-standing derivatives.

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

	March 31, 2007		December 31, 2006		March 31, 2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$—	$—	—	—	500	16
Forward contracts related to mortgage loans held for sale	685	2	653	4	553	2

Total included in other assets		$2		4		18

Included in other liabilities:
Interest rate swaps related to debt	$1,575	$42	2,575	95	3,077	156
Forward contracts related to mortgage loans held for sale	541	2	419	2	10	—

Total included in other liabilities		$44		97		156

CASH FLOW HEDGES - The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into forward contracts to hedge certain forecasted transactions.

The Bancorp has no outstanding cash flow hedges as of March 31, 2007, December 31, 2006 or March 31, 2006. In prior periods, the Bancorp terminated certain derivatives qualifying as cash flow hedges. The deferred gains or losses of those terminated instruments, net of tax, are included in accumulated other comprehensive income and are being amortized over the designated hedging periods. As of March 31, 2007 and December 31, 2006, less than $1 million and, as of March 31, 2006, $10 million, respectively, of deferred losses, net of tax, related to terminated cash flow hedges were recorded in accumulated other comprehensive income. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction effects earnings and are included in the line item in which the hedged item’s effect in earnings is recorded. For the three months ended March 31, 2007 and 2006, less than $1 million and $3 million, respectively, in net deferred losses, net of tax, on the terminated cash flow hedges were amortized into net interest income.

FREE-STANDING DERIVATIVE INSTRUMENTS - The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations, commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue.

Starting in the first quarter of 2007, the Bancorp offered its customers an equity-linked certificate of deposit that has a return linked to equity indexes. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp enters into an offsetting derivative contract to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and derivative contract entered into by the Bancorp are recorded as a free-standing derivatives and recorded at fair value with offsetting gains and losses recognized in the Condensed Consolidated Statements of Income.

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts. The Bancorp does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment. Revaluation gains and losses on such foreign currency derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income as are revaluation gains and losses on foreign denominated loans.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, swaptions, floors, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also

Notes to Condensed Consolidated Financial Statements (continued)

considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

For the three months ended March 31 ($ in millions)	2007	2006
Foreign exchange contracts	$12	14
Forward contracts related to interest rate lock commitments and mortgage loans held for sale	(3)	1
Interest rate lock commitments	4	(2)
Derivative instruments related to MSR portfolio	(3)	(1)
Derivative instruments related to interest rate risk	(1)	—

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

	March 31, 2007		December 31, 2006		March 31, 2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Foreign exchange contracts for customers	$5,173	$138	5,064	164	4,374	103
Interest rate contracts for customers	9,647	121	8,174	110	6,414	94
Commodity contracts for customers	72	5	68	4	—	—
Derivative instruments related to equity-linked CD	4	—	—	—	—	—
Foreign exchange contracts	—	—	68	1	—	—
Derivative instruments related to MSR portfolio	2,385	19	2,335	14	250	6
Interest rate lock commitments	747	4	389	2	197	1
Forward contracts related to interest rate lock commitments	432	1	243	1	446	2
Derivative instruments related to interest rate risk	8	—	213	9	—	—

Total included in other assets		$288		305		206

Included in other liabilities:
Foreign exchange contracts for customers	$4,812	$124	4,783	149	4,014	91
Interest rate contracts for customers	9,038	121	8,398	110	6,367	94
Commodity contracts for customers	91	5	62	4	—	—
Derivative instruments related to equity-linked CD	4	—	—	—	—	—
Derivative instruments related to MSR portfolio	100	1	583	5	409	7
Interest rate lock commitments	326	1	750	3	454	2
Forward contracts related to interest rate lock commitments	164	1	103	1	83	—
Derivative instruments related to interest rate risk	1,002	44	7	—	—	—

Total included in other liabilities		$297		272		194

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s derivative instrument positions (excluding $29.9 billion in notional amount from the customer accommodation program) at March 31, 2007:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$2,575	93	4.60%	5.39%
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale and interest rate lock commitments	1,822	1
Mortgage servicing rights portfolio:
Interest rate swaps - Receive fixed/pay floating	400	48	5.31	5.35
Interest rate swaps - Receive floating/pay fixed	350	73	5.34	4.88
Interest rate swaptions - Receive fixed	1,485	6	4.78
Interest rate swaptions - Pay fixed	250	11		5.75
Collective balance sheet risk:
Interest rate swaps - Receive fixed/pay floating	3	125	5.36	5.09
Interest rate futures/forwards	7	3

Total	$6,892

6. Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

As of March 31, 2007 and 2006, the Bancorp had issued $8.1 billion and $7.5 billion, respectively, of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $8.1 billion and $7.5 billion, respectively. Upon issuance, the Bancorp recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At March 31, 2007 and 2006, the reserve related to these standby letters of credit was approximately $1 million. Approximately 70% and 69% of the total standby letters of credit were secured at March 31, 2007 and 2006, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through March 31, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third party. The outstanding balance of such loans at March 31, 2007 and 2006 was $3.4 billion and $3.2 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $4.0 billion and $3.6 billion as of March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $16 million and $10 million, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets.

As of March 31, 2007 and 2006, the Bancorp had provided credit recourse on approximately $1.4 billion and $1.1 billion, respectively, of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $20 million and $18 million relating to these residential mortgage loans sold at March 31, 2007 and 2006, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

As of March 31, 2007 and 2006, the Bancorp had fully and unconditionally guaranteed $817 million and $376 million, respectively, of certain long-term borrowing obligations issued by three wholly-owned issuing trust entities. The amount guaranteed increased due to the issuance of $750 million of trust preferred securities in March 2007. See Note 8 for further discussion on this issuance. This was partially offset by the calling of two previous trust preferred securities issuances that totaled approximately $300 million.

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which

Notes to Condensed Consolidated Financial Statements (continued)

typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the three months ended March 31, 2007 and 2006, the Bancorp processed approximately $35 million and $33 million, respectively, of chargebacks presented by issuing banks, resulting in no material actual losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve at March 31, 2007 and 2006.

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of March 31, 2007 was $52 million compared to $54 million as of March 31, 2006. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, FTS does not maintain a loss reserve.

7. Income Taxes

As of January 1, 2007, the Bancorp adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this Interpretation. Upon adoption, the Bancorp had unrecognized tax benefits of $446 million, which included $99 million of tax positions that, if recognized, would impact the effective tax rate and $7 million in tax positions that would impact goodwill. The remaining $340 million is related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of those deductions. A significant portion of these tax positions relate to the leveraged lease litigation discussed below and in Note 10. The balance of the uncertain tax positions did not materially change during the quarter ended March 31, 2007.

Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. At January 1, 2007, the Bancorp had accrued interest, net of the related tax benefit, of $65 million. No liabilities were recorded for penalties.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions will significantly increase or decrease during the next 12 months. The Bancorp has filed suit in the United States District Court for the Southern District of Ohio in a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. Trial is scheduled for November 2007. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. While it is possible that a settlement of some portion of these issues may be reached in connection with the trial, the Bancorp’s believes a settlement is unlikely. At this time, an estimate of the range of the reasonably possible changes cannot be made.

The statute of limitations for Federal income tax returns remains open for tax years 2003 through 2006. In addition, limited statute extensions have been agreed to for tax years 1997 through 2002 primarily for leasing uncertainties. With the exception of the state impact of the Federal items discussed above as well as a few states with insignificant uncertain liabilities, the statutes of limitations for state income tax returns remain open for tax years 2003 through 2006.

8. Junior Subordinated Debentures

In March 2007, Fifth Third Capital Trust IV (“the Trust”), a wholly-owned non-consolidated subsidiary of the Bancorp, issued $750 million of trust preferred securities to third party investors and invested these proceeds in junior subordinated notes (“Notes”) issued by the Bancorp. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations of the Trust. The scheduled maturity of the Notes is April 2037 but may be extended at the Bancorp’s option to April 2047, subject to certain conditions. The principal amount of the Notes is due on the scheduled maturity date provided the Bancorp, using commercially reasonable efforts, has received proceeds from the sale of certain capital qualifying securities to permit repayment of the Notes. All outstanding principal and interest must be repaid by April 1, 2067. The Notes held by the Trust bear a fixed rate of interest of 6.50% until April 2017. After April 2017, the Notes bear interest at a variable rate of three-month LIBOR plus 1.3675%. After April 2047, the Notes bear interest at a variable rate of one-month LIBOR plus 2.3675%. During the term of the Notes, the Bancorp has the right to defer interest for one or more periods not to exceed 5 years without being subject to the alternative payment mechanism, and for one or more periods not to exceed 10 years, without giving rise to an event of default.

The Notes may be redeemed at the option of the Bancorp on April 15, 2017, April 15, 2027, any time on or after April 15, 2037, or in certain other limited circumstances at a redemption price of 100% of the principal amount plus accrued but unpaid interest. The Notes may be redeemed by the Bancorp at any other time at a make whole redemption price. All redemptions are subject to certain conditions and require the approval by the Federal Reserve Board.

Notes to Condensed Consolidated Financial Statements (continued)

9. Related Party Transactions

At March 31, 2007 and 2006, certain directors, executive officers, principal holders of the Bancorp’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiaries in the aggregate amount, net of participations, of $261 million and $273 million, respectively. As of March 31, 2007 and 2006, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $61 million and $62 million, respectively.

Commitments to lend to related parties as of March 31, 2007 and 2006, net of participations, were comprised of $250 million and $263 million, respectively, to directors and $11 million and $10 million, respectively, to executive officers. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features. None of the Bancorp’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or qualified special purpose entities with which the Bancorp transacts business.

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

10. Legal and Regulatory Proceedings

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. The Bancorp continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Bancorp believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Recently issued FSP FAS 13-2, which was effective as of January 1, 2007, mandates that a change or projected change in the timing of lessor cash flows related to income taxes generated by leveraged lease transactions, excluding interest and penalty assessments, will require a lessor to recalculate the rate of return and allocation of income to positive investment years from inception of the lease. Upon adoption of FSP FAS 13-2 on January 1, 2007, the Bancorp recorded a $96 million after-tax charge to retained earnings related to its portfolio of leveraged leases. The amount of this reduction will be recognized as income over the remaining term of the affected leases. During the first quarter of 2007, the Bancorp made deposits of $386 million with the IRS to mitigate the risk associated with tax years currently under audit. These deposits enable the Bancorp to stop the accrual of interest on any tax deficiency, to the extent of the deposit, if the Bancorp is not ultimately successful.

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. As this litigation is still in its early stages, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages to the Bancorp, if any.

As an outgrowth of the recent SEC consent order involving BISYS Fund Services, Inc. (“BISYS”), which has provided certain administrative services to the Fifth Third Funds, Fifth Third Asset Management, Inc. (“FTAM”), an indirect wholly-owned subsidiary of the Bancorp, has received an informal request for information from the SEC regarding its past dealings with BISYS. FTAM is responding to the SEC’s requests and intends to cooperate with the SEC in this review. The Bancorp does not believe that the final disposition of this inquiry will have a material impact on the Bancorp.

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases have been consolidated by the Multidistrict Litigation Panel and are now known as In Re TJX Security Breach Litigation. The Bancorp has filed to remove the state court actions to federal court and is awaiting decisions. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Graham-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on

Notes to Condensed Consolidated Financial Statements (continued)

behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of May 2006 through December 2006. Another was filed by a bank and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

The Bancorp and its subsidiaries are not parties to any other material litigation. However, there are other litigation matters that arise in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes any resulting liability from these other actions would not have a material effect upon the Bancorp’s consolidated financial position or results of operations or cash flows.

11. Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2007 and 2006:

($ in thousands)	2007	2006
Service cost	$94	120
Interest cost	3,776	3,325
Expected return on assets	(5,174)	(4,950)
Amortization of actuarial loss	2,256	2,394
Amortization of net prior service cost	131	130
Settlement	—	—

Net periodic pension cost	$1,083	1,019

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

Based on the current year actuarial assumptions, the Bancorp did not make any cash contributions to its pension plans during the three months ended March 31, 2007 and does not expect to contribute to the plans during the remainder of 2007.

The Bancorp offers certain officers (Vice President level and above) a nonqualified deferred compensation plan. This plan allows for the deferral of base salary and/or bonus. The plan also provides for the Bancorp to make a contribution for loss of qualified plan 401(k) match and/or discretionary contribution due to deferral of pay into this plan or due to wage and/or contribution limitations under the qualified 401(k) plan. These contributions have historically been invested 100% in the Bancorp’s common stock; however, beginning January 1, 2007 participants may diversify their investments into the existing 401(k) plan investment alternatives. The impact of the diversification of the nonqualified deferred compensation plan has been recorded in the Bancorp’s Condensed Consolidated Statements of Changes in Shareholders’ Equity.

12. Stock-Based Compensation

Effective January 1, 2006, the Bancorp adopted SFAS No. 123(R), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period.

Stock-based compensation awards are eligible for issuance under the Incentive Compensation Plan approved by shareholders on March 23, 2004, to key employees, officers and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan provides for nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and stock awards. Stock options and SARs are issued at fair market value based on the closing price on the date of grant, have up to ten-year terms and vest and become fully exercisable either at the end of four years or ratably over four years of continued employment. Currently, all SARs outstanding are to be settled with stock. Restricted stock grants vest either after four years or ratably after three, four and five years of continued employment and include dividend and voting rights.

Notes to Condensed Consolidated Financial Statements (continued)

Approximately 57 thousand SARs and 36 thousand restricted stock awards were granted during the three months ended March 31, 2007. For the three months ended March 31, 2006, approximately .6 million SARs and .2 million restricted stock awards were granted. The weighted-average grant-date fair values of SARs granted were $7.34 and $6.54 for the three months ended March 31, 2007 and 2006, respectively. The Bancorp uses the following assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the three months ended March 31, 2007 and 2006:

	2007	2006
Expected option life (in years)	6	6
Expected volatility	22%	23%
Expected dividend yield	3.79%	4.21%
Risk-free interest rate	4.60%	4.35%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Bancorp’s stock. The expected dividend yield is based on annual dividends divided by the Bancorp’s stock price. The interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense was $17 million and $15 million for the three months ended March 31, 2007 and 2006, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

13. Accumulated Other Comprehensive Income

The Bancorp has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Condensed Consolidated Statements of Changes in Shareholders’ Equity and in the table below. On December 31, 2006 the Bancorp adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires companies to recognize the unamortized actuarial net gains or losses and unamortized prior service costs as components of accumulated other comprehensive income.

Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the three months ended March 31 were as follows:

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2007
Gains on available-for-sale securities	$22	(8)	14
Unrecognized losses on available-for-sale securities				$(119)	14	(105)

Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	1	—	1
Unrecognized losses on cash flow hedge derivatives				(1)	1	—

Defined benefit plans:
Net prior service cost	—	—	—
Net loss	2	(1)	1

Total defined benefit plans	2	(1)	1	(59)	1	(58)

Total other comprehensive income	$25	(9)	16

Total accumulated other comprehensive income				$(179)	16	(163)

2006
Losses on available-for-sale securities	$(242)	85	(157)
Reclassification adjustment for net gains recognized in net income	(1)	—	(1)

Unrecognized losses on available-for-sale securities	(243)	85	(158)	$(395)	(158)	(553)

Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	4	(1)	3
Unrecognized losses on cash flow hedge derivatives				(13)	3	(10)

Change in minimum pension liability	—	—	—	(5)	—	(5)

Total other comprehensive income	$(239)	84	(155)

Total accumulated other comprehensive income				$(413)	(155)	(568)

Notes to Condensed Consolidated Financial Statements (continued)

14. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the three months ended March 31 were as follows:

	2007			2006
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount

Earnings per share:
Income before cumulative effect	$359			$359

Net income available to common shareholders before cumulative effect (a)	359	551	$0.65	359	554	$0.66
Cumulative effect of change in accounting principle, net of tax	—		—	4		—

Net income available to common shareholders (a)	$359	551	$0.65	$363	554	$0.66

Earnings per diluted share:
Net income available to common shareholders before cumulative effect	$359	551	$0.65	$359	554	$0.66
Effect of dilutive securities:
Stock based awards		3	—		3	(0.01)
Convertible preferred stock (b)	—	—	—	—	—	—

Income plus assumed conversions before cumulative effect	359	554	0.65	359	557	0.65
Cumulative effect of change in accounting principle, net of tax	—		—	4		—

Net income available to common shareholders plus assumed conversions	$359	554	$0.65	$363	557	$0.65

(a)	Dividends on preferred stock are $.185 million for the three months ended March 31, 2007 and 2006.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the three months ended March 31, 2007 and 2006.

During the first quarter of 2006, the Bancorp recognized a benefit for the cumulative effect of change in accounting principle of $4 million, net of $2 million of tax, related to the adoption of SFAS 123(R). The benefit recognized relates to the Bancorp’s estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

Options to purchase 31.9 million and 30.5 million shares outstanding during the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Notes to Condensed Consolidated Financial Statements (continued)

15. Business Segments

The Bancorp’s principal activities include Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through retail locations. Consumer Lending includes the Bancorp’s mortgage, home equity and other indirect lending activities. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The Other/Eliminations column includes the unallocated portion of the investment portfolio, certain non-deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. Revisions to the Bancorp’s methodologies are applied on a retroactive basis. During the fourth quarter of 2006, the Bancorp changed the application of the provision for loan and lease losses to the segments to include only actual net charge-offs.

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the Treasury swap curve. Matching duration, or the expected term until an instrument can be repriced, allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology, including the benefit from the widening spread between deposit costs and wholesale funding, is captured in Other/Eliminations. During 2006, the Bancorp made certain changes to the average duration of indeterminate-lived deposits and corresponding changes to the FTP crediting rates assigned to those deposits. This change more closely aligns the crediting rates to the expected economic benefit while continuing to insulate the segments from interest rate volatility.

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

Notes to Consolidated Financial Statements (continued)

Results of operations and selected financial information by segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
Three months ended March 31, 2007:
Net interest income (a)	$297	365	95	37	9	(61)	742
Provision for loan and lease losses	17	23	26	3	3	12	84

Net interest income after provision for loan and lease losses	280	342	69	34	6	(73)	658
Noninterest income:
Electronic payment processing revenue	3	50	—	—	185	(13)	225
Service charges on deposits	35	88	—	2	1	—	126
Investment advisory revenue	1	22	—	96	—	(23)	96
Corporate banking revenue	77	2	—	1	1	2	83
Mortgage banking net revenue	—	1	36	—	—	3	40
Other noninterest income	16	28	16	3	1	14	78

Total noninterest income	132	191	52	102	188	(17)	648
Noninterest expense:
Salaries, wages and incentives	54	91	15	34	15	83	292
Employee benefits	15	28	8	9	4	23	87
Net occupancy expense	4	33	2	2	1	23	65
Technology and communications	1	4	1	1	8	25	40
Equipment expense	1	9	—	—	1	18	29
Other noninterest expense	122	118	47	54	116	(177)	280

Total noninterest expense	197	283	73	100	145	(5)	793
Income before income taxes	215	250	48	36	49	(85)	513
Applicable income taxes (a)	57	88	17	12	17	(37)	154

Net income	$158	162	31	24	32	(48)	359

Average assets	$36,744	44,819	22,724	5,967	1,501	(12,563)	99,192

Three months ended March 31, 2006:
Net interest income (a)	$293	326	95	32	7	(35)	718
Provision for loan and lease losses	20	26	22	1	2	7	78

Net interest income after provision for loan and lease losses	273	300	73	31	5	(42)	640
Noninterest income:
Electronic payment processing revenue	4	44	—	—	159	(11)	196
Service charges on deposits	37	87	—	2	1	(1)	126
Investment advisory revenue	1	23	—	91	—	(24)	91
Corporate banking revenue	70	4	—	1	—	1	76
Mortgage banking net revenue	—	1	46	—	—	—	47
Other noninterest income	4	23	26	1	1	25	80
Securities gains (losses), net	—	—	—	—	—	1	1

Total noninterest income	116	182	72	95	161	(9)	617
Noninterest expense:
Salaries, wages and incentives	46	88	17	34	13	86	284
Employee benefits	14	27	9	9	3	25	87
Net occupancy expense	3	30	2	2	1	20	58
Technology and communications	1	3	—	—	7	22	33
Equipment expense	—	7	—	—	2	18	27
Other noninterest expense	116	108	48	50	93	(173)	242

Total noninterest expense	180	263	76	95	119	(2)	731
Income before income taxes and cumulative effect	209	219	69	31	47	(49)	526
Applicable income taxes (a)	59	77	25	11	16	(21)	167

Income before cumulative effect	150	142	44	20	31	(28)	359

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	4	4

Net income	$150	142	44	20	31	(24)	363

Average assets	$33,675	42,199	21,233	4,942	1,249	1,438	104,736

(a)	Includes taxable-equivalent adjustments of $6 million and $7 million for the three months ended March 31, 2007 and 2006, respectively.

Notes to Condensed Consolidated Financial Statements (concluded)

16.	Restatement of 2006 Consolidated Financial Statements

As described in the Current Report on Form 8-K filed by the Bancorp on May 10, 2007, the Bancorp’s management recommended to the Audit Committee that the Bancorp’s Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 should be restated and the previously issued Consolidated Financial Statements for such periods should no longer be relied upon. The restatement does not affect the Bancorp’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Shareholders’ Equity for any of the affected periods. Accordingly, the Bancorp’s historic revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

The restatement resulted from the misclassification of cash flows from the sale of residential mortgage loans originally held for investment, which had been inappropriately classified as operating activities, and cash flows from commercial loans originated to be sold, which had been inappropriately classified as investing activities. In accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from the sale of residential mortgage loans originally held for investment should have been classified as investing activities, rather than operating activities and cash flows from commercial loans originated to be sold, should have been classified as operating activities, rather than investing activities. Accordingly, the restatement affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, but it has no impact on the Net Increase (Decrease) in Total Cash and Due from Banks set forth in the Consolidated Statements of Cash Flows for any of the previously reported periods.

The accompanying Condensed Consolidated Statement of Cash Flows for the three month period ended March 31, 2006 (which was originally reported in the Bancorp’s March 31, 2006 Form 10-Q) has also been restated. The effects of the restatement are reflected in the following table:

($ in millions)	For the three months ended March 31, 2006

Originally Reported:
Loans originated for sale, net of repayments	$(1,249)
Proceeds from sales of loans held for sale	2,484

Net Cash Provided by Operating Activities	1,768

Net increase in loans and leases	(2,216)
Proceeds from sale of loans	—

Net Cash Provided by (Used in) Investing Activities	(1,903)

As Restated:
Loans originated for sale, net of repayments	$(1,802)
Proceeds from sales of loans held for sale	2,391

Net Cash Provided by Operating Activities	1,122

Net increase in loans and leases	(1,663)
Proceeds from sale of loans	93

Net Cash Provided by (Used in) Investing Activities	(1,257)

Difference:
Loans originated for sale, net of repayments	$(553)
Proceeds from sales of loans held for sale	(93)

Net Cash Provided by Operating Activities	(646)

Net increase in loans and leases	553
Proceeds from sale of loans	93

Net Cash Provided by (Used in) Investing Activities	646

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. The Bancorp continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Bancorp believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Recently issued FSP FAS 13-2, which was effective as of January 1, 2007, mandates that a change or projected change in the timing of lessor cash flows related to income taxes generated by leveraged lease transactions, excluding interest and penalty assessments, will require a lessor to recalculate the rate of return and allocation of income to positive investment years from inception of the lease. Upon adoption of FSP FAS 13-2 on January 1, 2007, the Bancorp recorded a $96 million after-tax charge to retained earnings related to its portfolio of leveraged leases. The amount of this reduction will be recognized as income over the remaining term of the affected leases. During the first quarter of 2007, the Bancorp made deposits of $386 million with the IRS to mitigate the risk associated with tax years currently under audit. These deposits enable the Bancorp to stop the accrual of interest on any tax deficiency, to the extent of the deposit, if the Bancorp is not ultimately successful.

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. As this litigation is still in its early stages, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages to the Bancorp, if any.

As an outgrowth of the recent SEC consent order involving BISYS Fund Services, Inc. (“BISYS”), which has provided certain administrative services to the Fifth Third Funds, Fifth Third Asset Management, Inc. (“FTAM”), an indirect wholly-owned subsidiary of the Bancorp, has received an informal request for information from the SEC regarding its past dealings with BISYS. FTAM is responding to the SEC’s requests and intends to cooperate with the SEC in this review. The Bancorp does not believe that the final disposition of this inquiry will have a material impact on the Bancorp.

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases have been consolidated by the Multidistrict Litigation Panel and are now known as In Re TJX Security Breach Litigation. The Bancorp has filed to remove the state court actions to federal court and is awaiting decisions. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Graham-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of May 2006 through December 2006. Another was filed by a bank and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

The Bancorp and its subsidiaries are not parties to any other material litigation. However, there are other litigation matters that arise in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes any resulting liability from these other actions would not have a material effect upon the Bancorp’s consolidated financial position or results of operations or cash flows.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2007 to the risk factors as previously disclosed in the Registrant’s 2006 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2007 – January 31, 2007	392,822	$39.63	355,763	15,451,282
February 1, 2007 – February 28, 2007	3,115,235	$40.51	3,036,879	12,414,403
March 1, 2007 – March 31, 2007	3,682,361	$39.72	3,607,358	8,807,045

Total	7,190,418	$40.06	7,000,000	8,807,045

(a)	The Bancorp repurchased 37,059, 78,356 and 75,003 shares during January, February and March of 2007, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On January 18, 2005, the Bancorp announced that its Board of Directors had authorized management to purchase up to 20 million shares of the Bancorp’s common stock through the open market or any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Submission of Matters to a Vote of Security Holders (Item 4)

On April 17, 2007, the Bancorp held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders voted on the following proposals stated in the Proxy Statement dated March 9, 2007, which is incorporated by reference herein.

The proposals voted on and approved by the shareholders at the Annual Meeting were as follows:

1.	Election of all of the Board of Directors to serve until the Annual Meeting of Shareholders in 2008.

Summary of Votes	Number of Shares
	For	Withheld
Election of Board of Directors:
Darryl F. Allen	476,640,783	8,597,948
John F. Barrett	475,377,029	9,861,703
James P. Hackett	476,763,228	8,475,503
Gary R. Heminger	476,648,920	8,589,812
Joan R. Herschede	475,294,240	9,944,492
Allen M. Hill	474,369,679	10,869,053
Kevin T. Kabat	476,260,992	8,977,740
Robert L. Koch II	476,647,978	8,590,754
Mitchel D. Livingston, Ph.D	476,444,087	8,794,645
Hendrick G. Meijer	474,511,607	10,727,215
James E. Rogers	473,708,605	11,530,126
George A. Schaefer, Jr.	473,902,032	11,336,699
John J. Schiff, Jr.	474,115,373	11,123,359
Dudley S. Taft	474,822,104	10,416,627
Thomas W. Traylor	476,603,954	8,634,778

2.	Approval of the proposal to amend Article VII of the Code of Regulations, as amended, to provide for the issuance of uncertificated shares by a vote of 470,844,927 for, 9,364,407 against, 5,029,396 abstain and zero broker non-votes.

3.	Approval of the appointment of the firm Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Bancorp for the year 2007 by a vote of 479,128,939 for, 2,560,027 against, 3,549,764 abstain and zero broker non-votes.

Exhibits (Item 6)

(a)	List of Exhibits

1.1	Underwriting Agreement dated March 26, 2007 among Fifth Third Bancorp, Fifth Third Capital Trust IV and Goldman, Sachs & Co., as Representative of the Underwriters named in the Underwriting Agreement. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.

3(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

3(ii)	Code of Regulations, as amended.

4.1	First Supplemental Indenture dated as of March 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.

4.2	Certificate Representing $500,000,000.00 of 6.50% Junior Subordinated Notes of Fifth Third Bancorp.

4.3	Certificate Representing $250,010,000.00 of 6.50% Junior Subordinated Notes of Fifth Third Bancorp.

4.4	Amended and Restated Declaration of Trust dated as of March 30, 2007 of Fifth Third Capital Trust IV among Fifth Third Bancorp, as Sponsor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein.

4.5	Certificate Representing 500,000 6.50% Trust Preferred Securities of Fifth Third Capital Trust IV (liquidation amount $1,000 per Trust Preferred Security).

4.6	Certificate Representing 250,000 6.50% Trust Preferred Securities of Fifth Third Capital Trust IV (liquidation amount $1,000 per Trust Preferred Security).

4.7	Certificate Representing 10 6.50% Common Securities of Fifth Third Capital Trust IV (liquidation amount $1,000 per Common Security).

4.8	Guarantee Agreement, dated as of March 30, 2007 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.

4.9	Agreement as to Expense and Liabilities, dated as of March 30, 2007 between Fifth Third Bancorp and Fifth Third Capital Trust IV.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

99.1	Replacement Capital Covenant of Fifth Third Bancorp dated as of March 30, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 10, 2007	/s/ Christopher G. Marshall
Christopher G. Marshall
Executive Vice President and Chief Financial Officer