Form 10-K/A
period 2006-12-31
FIFTH THIRD BANCORP
filed 2007-05-11
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(513) 534-5300

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Common Stock Without Par Value

Name of exchange on which registered:

The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☒    No:  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒

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

EXPLANATORY NOTE

The Bancorp is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, to reflect the restatement of the Bancorp’s Consolidated Statements of Cash Flows, as discussed in Note 29 of the Notes to Consolidated Financial Statements contained in Part II, Item 8: Financial Statements and Supplementary Data. Except for Items 8 and 9A of Part II, no other information in the Form 10-K is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-K and the Bancorp has not updated the disclosure in the Amendment to speak as of any later date.

PAGES 1-16 NOT USED

2006 ANNUAL REPORT

FINANCIAL CONTENTS

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

PAGES 18-47 NOT USED

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

George A. Schaefer, Jr. Chairman and Chief Executive Officer February 15, 2007	Christopher G. Marshall Executive Vice President and Chief Financial Officer February 15, 2007

48    Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited management’s assessment, included in the accompanying Management’s assessment as to the Effectiveness of Internal Control over Financial Reporting, that Fifth Third Bancorp and subsidiaries (the “Bancorp”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Bancorp and our report dated February 15, 2007 (May 11, 2007 as to the effects of the restatement discussed in Note 29 to the consolidated financial statements) expressed an unqualified opinion on those financial statements.

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

As discussed in Note 29, the accompanying consolidated statements of cash flows have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Bancorp’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 15, 2007

(May 11, 2007 as to the effects of the restatement discussed in Note 29)

Fifth Third Bancorp    49

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2006	2005	2004
Interest Income
Interest and fees on loans and leases	$5,000	3,918	2,847
Interest on securities:
Taxable	904	1,032	1,217
Exempt from income taxes	30	39	45

Total interest on securities	934	1,071	1,262
Interest on other short-term investments	21	6	5

Total interest income	5,955	4,995	4,114
Interest Expense
Interest on deposits:
Interest checking	398	314	174
Savings	363	176	58
Money market	261	140	39
Other time	433	263	162
Certificates - $100,000 and over	278	129	48
Foreign office	177	126	58

Total interest on deposits	1,910	1,148	539
Interest on federal funds purchased	208	138	77
Interest on short-term bank notes	—	6	15
Interest on other short-term borrowings	194	138	78
Interest on long-term debt	770	600	393

Total interest expense	3,082	2,030	1,102

Net Interest Income	2,873	2,965	3,012
Provision for loan and lease losses	343	330	268

Net Interest Income After Provision for Loan and Lease Losses	2,530	2,635	2,744
Noninterest Income
Electronic payment processing revenue	857	748	631
Service charges on deposits	517	522	515
Mortgage banking net revenue	155	174	178
Investment advisory revenue	367	358	363
Corporate banking revenue	318	299	228
Other noninterest income	300	360	587
Securities gains (losses), net	(364)	39	(37)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	3	—	—

Total noninterest income	2,153	2,500	2,465
Noninterest Expense
Salaries, wages and incentives	1,174	1,133	1,018
Employee benefits	292	283	261
Equipment expense	122	105	84
Net occupancy expense	245	221	185
Other noninterest expense	1,223	1,185	1,424

Total noninterest expense	3,056	2,927	2,972

Income Before Income Taxes and Cumulative Effect	1,627	2,208	2,237
Applicable income taxes	443	659	712

Income Before Cumulative Effect	1,184	1,549	1,525
Cumulative effect of change in accounting principle, net of tax	4	—	—

Net Income	$1,188	1,549	1,525

Net Income Available to Common Shareholders (a)	$1,188	1,548	1,524

Earnings per share from continuing operations	$2.13	2.79	2.72
Earnings per share from cumulative effect of change in accounting principle, net	0.01	—	—

Earnings Per Share	$2.14	2.79	2.72

Earnings per diluted share from continuing operations	$2.12	2.77	2.68
Earnings per diluted share from cumulative effect of change in accounting principle, net	0.01	—	—

Earnings Per Diluted Share	$2.13	2.77	2.68

(a)	Dividends on preferred stock are $.740 million for all years presented.

See Notes to Consolidated Financial Statements

50    Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2006	2005
Assets
Cash and due from banks	$2,737	3,078
Available-for-sale and other securities (amortized cost: 2006-$ 11,236 and 2005-$22,533)	11,053	21,924
Held-to-maturity securities (fair value: 2006-$356 and 2005-$389)	356	389
Trading securities	187	117
Other short-term investments	809	158
Loans held for sale	1,150	1,304
Portfolio loans and leases:
Commercial loans	20,725	19,174
Construction loans	6,847	7,037
Commercial mortgage loans	10,405	9,188
Commercial lease financing	4,984	4,852
Residential mortgage loans	8,151	7,152
Consumer loans	23,311	22,084
Consumer lease financing	1,176	1,751
Unearned income	(1,246)	(1,313)

Total portfolio loans and leases	74,353	69,925
Allowance for loan and lease losses	(771)	(744)

Total portfolio loans and leases, net	73,582	69,181
Bank premises and equipment	1,940	1,726
Operating lease equipment	202	143
Goodwill	2,193	2,169
Intangible assets	166	208
Servicing rights	524	441
Other assets	5,770	4,387

Total Assets	$100,669	105,225

Liabilities
Deposits:
Demand	$14,331	14,609
Interest checking	15,993	18,282
Savings	13,181	11,276
Money market	6,584	6,129
Other time	10,987	9,313
Certificates - $100,000 and over	6,628	4,343
Foreign office	1,676	3,482

Total deposits	69,380	67,434
Federal funds purchased	1,421	5,323
Other short-term borrowings	2,796	4,246
Accrued taxes, interest and expenses	2,283	2,142
Other liabilities	2,209	1,407
Long-term debt	12,558	15,227

Total Liabilities	90,647	95,779

Shareholders’ Equity
Common stock (a)	1,295	1,295
Preferred stock (b)	9	9
Capital surplus	1,812	1,827
Retained earnings	8,317	8,007
Accumulated other comprehensive income	(179)	(413)
Treasury stock	(1,232)	(1,279)

Total Shareholders’ Equity	10,022	9,446

Total Liabilities and Shareholders’ Equity	$100,669	105,225

(a)	Stated value $ 2.22 per share; authorized 1,300,000,000; outstanding at 2006 - 556,252,674 (excludes 27,174,430 treasury shares) and 2005 - 555,623,430 (excludes 27,803,674 treasury shares).

(b)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Consolidated Financial Statements

Fifth Third Bancorp    51

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2003	$1,295	9	1,964	6,481	(120)	(962)	8,667
Net income				1,525			1,525
Other comprehensive income					(49)		(49)

Comprehensive income							1,476
Cash dividends declared:
Common stock at $1.31 per share				(735)			(735)
Preferred stock				(1)			(1)
Shares acquired for treasury						(987)	(987)
Stock-based compensation expense			87				87
Restricted stock grants			(33)			33	—
Stock-based awards exercised, including treasury shares issued			(133)			222	89
Change in corporate tax benefit related to stock-based compensation			11				11
Shares issued in business combinations			36			281	317
Other			2	(1)		(1)	—

Balance at December 31, 2004	1,295	9	1,934	7,269	(169)	(1,414)	8,924
Net income				1,549			1,549
Other comprehensive income					(244)		(244)

Comprehensive income							1,305
Cash dividends declared:
Common stock at $1.46 per share				(810)			(810)
Preferred stock				(1)			(1)
Shares acquired for treasury			97			(1,746)	(1,649)
Stock-based compensation expense			65				65
Restricted stock grants			(43)			43	—
Stock-based awards exercised, including treasury shares issued			(121)			206	85
Loans repaid related to the exercise of stock-based awards, net			11				11
Change in corporate tax benefit related to stock-based compensation			6				6
Shares issued in business combinations	11		85			1,413	1,509
Retirement of shares	(11)		(208)			219	—
Other			1				1

Balance at December 31, 2005	1,295	9	1,827	8,007	(413)	(1,279)	9,446
Net income				1,188			1,188
Other comprehensive income					288		288

Comprehensive income							1,368
Cumulative effect of change in accounting for pension and other postretirement obligations					(54)		(54)
Cash dividends declared:
Common stock at $1.58 per share				(880)			(880)
Preferred stock				(1)			(1)
Shares acquired for treasury						(82)	(82)
Stock-based compensation expense			76	1			77
Impact of cumulative effect of change in accounting principle			(6)				(6)
Restricted stock grants			(45)			45	—
Stock-based awards exercised, including treasury shares issued			(49)			84	35
Loans repaid related to the exercise of stock-based awards, net			8				8
Change in corporate tax benefit related to stock-based compensation			(1)				(1)

Other			2	2			4

Balance at December 31, 2006	$1,295	9	1,812	8,317	(179)	(1,232)	10,022

See Notes to Consolidated Financial Statements

52    Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED, SEE NOTE 29)

For the years ended December 31 ($ in millions)	2006 (Restated)	2005 (Restated)	2004 (Restated)
Operating Activities
Net Income	$1,188	1,549	1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	343	330	268
Cumulative effect of change in accounting principle, net of tax	(4)	—	—
Depreciation, amortization and accretion	399	405	459
Stock-based compensation expense	77	65	87
Benefit for deferred income taxes	(21)	(16)	(13)
Realized securities gains	(44)	(46)	(58)
Realized securities gains - non-qualifying hedges on mortgage servicing rights	(3)	—	—
Realized securities losses	408	7	95
Loans originated for sale, net of repayments	(8,671)	(8,683)	(5,253)
Proceeds from sales of loans held for sale	8,812	7,881	6,684
Net gains on sales of loans	(131)	(162)	(112)
(Increase) decrease in trading securities	(70)	(40)	259
Net gain on divestitures	—	—	(91)
Increase in other assets	(1,440)	(922)	(861)
(Decrease) increase in accrued taxes, interest and expenses	(31)	42	(35)
Increase (decrease) in other liabilities	642	355	(73)

Net Cash Provided by Operating Activities	1,454	765	2,881

Investing Activities
Proceeds from sales of available-for-sale securities	12,568	5,912	11,331
Proceeds from calls, paydowns and maturities of available-for-sale securities	3,033	5,271	6,234
Purchases of available-for-sale securities	(4,676)	(7,785)	(13,425)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	38	48	42
Purchases of held-to-maturity securities	(5)	(181)	(148)
(Increase) decrease in other short-term investments	(651)	402	(264)
Increase in loans and leases	(5,145)	(8,297)	(7,284)
Proceeds from sales of loans	540	1,816	140
(Increase) decrease in operating lease equipment	(77)	124	357
Purchases of bank premises and equipment	(443)	(437)	(391)
Proceeds from disposal of bank premises and equipment	60	56	23
Cash received on divestitures	—	—	233
Net cash (paid) acquired in business combination	(5)	242	29

Net Cash Provided by (Used In) Investing Activities	5,237	(2,829)	(3,123)

Financing Activities
Increase in core deposits	1,467	3,874	3,327
Increase (decrease) in certificates - $100,000 and over, including foreign office	479	1,491	(2,962)
(Decrease) increase in federal funds purchased	(3,902)	130	(2,238)
(Decrease) increase in short-term bank notes	—	(775)	275
Decrease in other short-term borrowings	(1,462)	(687)	(1,210)
Proceeds from issuance of long-term debt	3,731	4,665	11,128
Repayment of long-term debt	(6,441)	(3,782)	(6,283)
Payment of cash dividends	(867)	(794)	(704)
Exercise of stock-based awards, net	43	96	89
Purchases of treasury stock	(82)	(1,649)	(987)
Other	2	12	9

Net Cash (Used In) Provided by Financing Activities	(7,032)	2,581	444

(Decrease) Increase in Cash and Due from Banks	(341)	517	202
Cash and Due from Banks at Beginning of Year	3,078	2,561	2,359

Cash and Due from Banks at End of Year	$2,737	3,078	2,561

Cash Payments
Interest	$3,051	1,952	1,096
Income taxes	489	676	708
Supplemental Cash Flow Information
Transfer from loans held for sale to portfolio loans	138	16	—
Business Acquisitions:
Fair value of tangible assets acquired (noncash)	6	5,149	921
Goodwill and identifiable intangible assets acquired	17	1,297	282
Liabilities assumed and note issued	(18)	(5,179)	(916)
Stock options	—	(63)	(36)
Common stock issued	—	(1,446)	(281)
Securitizations:
Capitalized servicing rights	—	—	9
Residual interest	—	—	21
Available-for-sale securities retained	—	—	21

See Notes to Consolidated Financial Statements

Fifth Third Bancorp    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

2.	SECURITIES

The following table provides a breakdown of the securities portfolio as of December 31:

	2006				2005
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$1,396	—	—	1,396	506	—	(21)	485
U.S. Government sponsored agencies	100	—	(5)	95	2,034	—	(69)	1,965
Obligations of states and political subdivisions	603	11	—	614	657	19	—	676
Agency mortgage-backed securities	7,999	10	(193)	7,816	16,127	12	(502)	15,637
Other bonds, notes and debentures	172	1	(2)	171	2,119	3	(45)	2,077
Other securities(a)	966	3	(8)	961	1,090	1	(7)	1,084

Total	$11,236	25	(208)	11,053	22,533	35	(644)	21,924

Held-to-maturity:
Obligations of states and political subdivisions	$345	—	—	345	378	—	—	378
Other debt securities	11	—	—	11	11	—	—	11

Total	$356	—	—	356	389	—	—	389

(a)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $527 million and $187 million at December 31, 2006, respectively, and $567 million and $185 million at December 31, 2005, respectively, that are carried at cost, FHLMC preferred stock holdings, certain mutual fund holdings and equity security holdings.

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

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Under 1 year	$1,431	1,433	2	2
1-5 years	257	259	21	21
5-10 years	588	589	302	302
Over 10 years	7,994	7,811	31	31
Other securities	966	961	—	—

Total	$11,236	11,053	356	356

The following table provides the gross unrealized loss and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2006
U.S. Treasury and Government agencies	$747	—	1	—	748	—
U.S. Government sponsored agencies	—	—	95	(5)	95	(5)
Obligations of states and political subdivisions	3	—	4	—	7	—
Agency mortgage-backed securities	853	(3)	5,383	(190)	6,236	(193)
Other bonds, notes and debentures	10	—	119	(2)	129	(2)
Other securities	8	(2)	41	(6)	49	(8)

Total	$1,621	(5)	5,643	(203)	7,264	(208)

2005
U.S. Treasury and Government agencies	$—	—	477	(21)	477	(21)
U.S. Government sponsored agencies	654	(21)	1,252	(48)	1,906	(69)
Agency mortgage-backed securities	7,523	(205)	7,646	(297)	15,169	(502)
Other bonds, notes and debentures	1,800	(39)	178	(6)	1,978	(45)
Other securities	64	(7)	—	—	64	(7)

Total	$10,041	(272)	9,553	(372)	19,594	(644)

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

Unrealized gains and losses on trading securities held at December 31, 2006 and 2005 were not material to the Consolidated Financial Statements.

60    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the total loans and leases as of December 31:

	2006			2005
($ in millions)	Gross	Unearned Income	Net	Gross	Unearned Income	Net
Loans held for sale:
Commercial loans	$—	—	—	125	—	125
Commercial leases	—	—	—	3	—	3
Residential mortgage	1,075	—	1,075	1,144	—	1,144
Home equity	1	—	1	—	—	—
Other consumer loans	74	—	74	32	—	32

Total loans held for sale	$1,150	—	1,150	1,304	—	1,304

Portfolio loans and leases (a):
Commercial:
Commercial loans	$20,725	—	20,725	19,174	—	19,174
Commercial mortgage	10,405	—	10,405	9,188	—	9,188
Commercial construction	6,168	—	6,168	6,342	—	6,342
Commercial leases	4,984	(1,143)	3,841	4,852	(1,157)	3,695

Total commercial	42,282	(1,143)	41,139	39,556	(1,157)	38,399

Consumer:
Residential mortgage	8,151	—	8,151	7,152	—	7,152
Residential construction	679	—	679	695	—	695
Credit card	1,110	—	1,110	866	—	866
Home equity	12,364	—	12,364	12,000	—	12,000
Other consumer loans	9,837	—	9,837	9,218	—	9,218
Consumer leases	1,176	(103)	1,073	1,751	(156)	1,595

Total consumer	33,317	(103)	33,214	31,682	(156)	31,526

Total portfolio loans and leases	$75,599	(1,246)	74,353	71,238	(1,313)	69,925

(a)	At December 31, 2006 and 2005, deposit overdrafts of $43 million and $56 million, respectively, were included in portfolio loans.

The following is a summary of the gross investment in lease financing at December 31:

($ in millions)	2006	2005
Direct financing leases	$3,640	4,141
Leveraged leases	2,520	2,462

Total	$6,160	6,603

The components of the investment in lease financing at December 31:

($ in millions)	2006	2005
Rentals receivable, net of principal and interest on nonrecourse debt	$4,479	4,580
Estimated residual value of leased assets	1,652	1,983
Initial direct cost, net of amortization	29	40

Gross investment in lease financing	6,160	6,603
Unearned income	(1,246)	(1,313)

Net investment in lease financing	$4,914	5,290

At December 31, 2006, the minimum future lease payments receivable for each of the years 2007 through 2011 were $1.1 billion, $ .9 billion, $.8 billion, $.6 billion and $.4 billion, respectively.

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

5.	GOODWILL

Changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2006 and 2005 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2004	$373	254	58	103	191	979
Acquisition activity	498	544	124	24	—	1,190

Balance as of December 31, 2005	871	798	182	127	191	2,169
Acquisition activity	—	(1)	—	—	14	13
Reclassification	—	—	—	11	—	11

Balance as of December 31, 2006	$871	797	182	138	205	2,193

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

Changes in the servicing rights valuation allowance for the years ended December 31:

($ in millions)	2006	2005
Balance at January 1	$(46)	(79)
Servicing valuation recovery	19	33
Permanent impairment write-off	—	—

Balance at December 31	$(27)	(46)

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

Fifth Third Bancorp    63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income.

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

The following table reflects the notional amount and market value of all fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2006		2005
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$—	$—	500	21
Forward contracts related to mortgage loans held for sale	653	4	61	—

Total included in other assets		$4		21

Included in other liabilities:
Interest rate swaps related to debt	$2,575	$95	3,095	103
Forward contracts related to mortgage loans held for sale	419	2	739	3

Total included in other liabilities		$97		106

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

64    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments for the years ended December 31 are summarized in the table below:

($ in millions)	2006	2005	2004
Foreign exchange contracts	$56	52	45
Forward contracts related to interest rate lock commitments and mortgage loans held for sale	7	(2)	(3)
Interest rate lock commitments	(2)	1	4
Derivative instruments related to MSR portfolio	(9)	(23)	(10)
Derivative instruments related to interest rate risk	(20)	3	7

The following table reflects the market value of all free-standing derivatives included in the Consolidated Balance Sheets as of December 31:

	2006		2005
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Foreign exchange contracts for customers	$5,064	$164	3,771	118
Interest rate contracts for customers	8,174	110	5,964	48
Commodity contracts for customers	68	4	—	—
Foreign exchange contracts	68	1	—	—
Derivative instruments related to MSR portfolio	2,335	14	560	4
Interest rate lock commitments	389	2	315	1
Forward contracts related to interest rate lock commitments	243	1	71	—
Derivative instruments related to interest rate risk	213	9	—	—

Total included in other assets		$305		171

Included in other liabilities:
Foreign exchange contracts for customers	$4,783	$149	3,654	104
Interest rate contracts for customers	8,398	110	5,924	48
Commodity contracts for customers	62	4	—	—
Derivative instruments related to MSR portfolio	583	5	586	10
Interest rate lock commitments	750	3	165	—
Forward contracts related to interest rate lock commitments	103	1	416	1
Derivative instruments related to interest rate risk	7	—	—	—

Total included in other liabilities		$272		163

The following table summarizes the Bancorp’s derivative instrument positions (excluding $27.6 billion in notional amount from the customer accommodation program) at December 31, 2006:

($ in millions)	Notional Amount	Weighted- Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$2,775	107	4.85%	5.43%
Mortgage lending commitments:
Forward contracts on mortgage loans held for sale and interest rate lock commitments	1,418	1
Mortgage servicing rights portfolio:
Principal-only swaps	48	2		4.23
Interest rate swaps – Receive fixed/pay floating	785	62	5.12	5.37
Interest rate swaps – Receive floating/pay fixed	460	86	5.36	4.95
Interest rate swaptions – Receive fixed	1,225	5	4.86
Interest rate swaptions – Pay fixed	400	3		5.28
Foreign currency:
Forward contracts	15	2
Swaps	53	2
Interest rate futures/forwards	20	2

Total	$7,199

Fifth Third Bancorp    65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2006	2005
Bank owned life insurance	$1,949	$1,865
Accounts receivable and drafts-in-process	1,446	1,073
Partnership investments	698	388
Accrued interest receivable	533	511
Derivative instruments	309	192
Prepaid pension and other expenses	119	188
Other real estate owned	90	54
Other	626	116

Total	$5,770	$4,387

10.	SHORT-TERM BORROWINGS

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

	2006		2005		2004
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$1,421	5.26%	$5,323	3.93%	$4,714	2.00%
Short-term bank notes	—	—	—	—	775	2.30
Other short-term borrowings	2,796	4.04	4,246	2.94	4,537	1.71

Average for the years ending December 31:
Federal funds purchased	$4,148	5.02%	$4,225	3.26%	$5,896	1.30%
Short-term bank notes	—	—	248	2.60	1,003	1.46
Other short-term borrowings	4,522	4.28	5,038	2.74	6,640	1.17

Maximum month-end balance:
Federal funds purchased	$5,434		$6,378		$8,037
Short-term bank notes	—		775		1,275
Other short-term borrowings	6,287		6,531		8,233

66    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	LONG-TERM DEBT

A summary of long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2006	2005
Parent Company
Senior:
Extendable notes	2007 - 2009	5.33%	$1,748	1,749
Subordinated:
Fixed-rate notes (b)	2017	5.45%	492	—
Fixed-rate notes (b)	2018	4.50%	459	463
Floating-rate notes (b)	2016	5.79%	250	—
Junior subordinated:
Fixed-rate debentures (b)	2027	8.136%	217	219
Subsidiaries
Senior:
Fixed-rate bank notes	2007 - 2019	2.70% - 5.20%	2,006	2,030
Floating-rate bank notes	2013	5.48%	500	1,150
Extendable bank notes	2008 - 2014	5.40% - 5.45%	1,200	1,199
Subordinated:
Fixed-rate bank notes (b)	2015	4.75%	492	497
Junior subordinated:
Floating-rate debentures (a)	2027	6.17%	103	103
Floating-rate debentures (a)	2033 - 2034	8.15% - 8.27%	67	67
Mandatorily redeemable securities (a)	2031	Varies	647	596
Federal Home Loan Bank advances	2007 - 2037	0% - 8.34%	4,258	4,790
Securities sold under repurchase agreements			—	2,300
Other	2007 - 2032	Varies	119	64

Total			$12,558	15,227

(a)	Qualify as Tier I capital for regulatory capital purposes.

(b)	Qualify as Tier II capital for regulatory capital purposes.

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

Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income as of and for the years ended December 31 were as follows:

	Current Period Activity			Accumulated Balance
($ in millions)	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
2006
Gains (losses) on available-for-sale securities	$61	(20)	41	$(183)	64	(119)
Reclassification adjustment for net losses recognized in net income	364	(129)	235
Reclassification adjustment for cash flow hedge derivative net losses recognized in net income	20	(8)	12	(2)	1	(1)

Total other comprehensive income	$445	(157)	288	(185)	65	(120)

Cumulative effect of change in accounting for pension and other postretirement obligations				(92)	33	(59)

Total accumulated other comprehensive income				$(277)	98	(179)

2005
Losses on available-for-sale securities	$(455)	158	(297)	(608)	213	(395)
Reclassification adjustment for net gains recognized in net income	(39)	13	(26)
Gains (losses) on cash flow hedge derivatives	9	(3)	6	(22)	9	(13)
Reclassification adjustment for net losses recognized in net income	21	(7)	14
Change in minimum pension liability	90	(31)	59	(8)	3	(5)

Total	$(374)	130	(244)	(638)	225	(413)

2004
Losses on available-for-sale securities	$(74)	27	(47)	(114)	42	(72)
Reclassification adjustment for net losses recognized in net income	37	(13)	24
Losses on cash flow hedge derivatives	(39)	15	(24)	(52)	19	(33)
Reclassification adjustment for net gains recognized in net income	(1)	—	(1)
Change in minimum pension liability	(1)	—	(1)	(98)	34	(64)

Total	$(78)	29	(49)	(264)	95	(169)

70    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMON STOCK AND TREASURY STOCK

The following is a summary of the share activity within common stock issued and treasury stock for the years ended December 31:

	Common Stock		Treasury Stock
($ and shares in millions)	Value	Shares	Value	Shares
Shares at December 31, 2003	$1,295	583	$962	17
Shares acquired for treasury	—	—	987	19
Stock-based awards exercised, including treasury shares issued	—	—	(222)	(4)
Restricted stock grants	—	—	(33)	(1)
Shares issued in business combinations	—	—	(281)	(5)
Other	—	—	1	—

Shares at December 31, 2004	1,295	583	1,414	26
Shares acquired for treasury	—	—	1,746	38
Stock-based awards exercised, including treasury shares issued	—	—	(206)	(4)
Restricted stock grants	—	—	(43)	(1)
Shares issued in business combinations	11	5	(1,413)	(26)
Retirement of shares	(11)	(5)	(219)	(5)

Shares at December 31, 2005	1,295	583	1,279	28
Shares acquired for treasury	—	—	82	2
Stock-based awards exercised, including treasury shares issued	—	—	(84)	(2)
Restricted stock grants	—	—	(45)	(1)

Shares at December 31, 2006	$1,295	583	$1,232	27

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

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise		Weighted-Average Exercise Price		Shares Available for Future Issuance (a)
Equity compensation plans approved by shareholders
Stock options	24,456		$49.08			(b)
Restricted stock	2,380			(c)		(b)
Performance units		(d)		(c)		(b)
Stock appreciation rights (“SARs”)		(e)		(e)		(b)
Equity compensation plans not approved by shareholders
Employee stock purchase plan					1,613	(f)

Total (g)	26,836		$49.08		13,748	(h)

(a)	Excludes shares to be issued upon exercise of outstanding options.

(b)	Under the Incentive Compensation Plan, 20.0 million shares of stock were authorized for issuance as nonqualified and incentive stock options, SARs, restricted stock and restricted stock units, performance shares and performance units and stock awards. As of December 31, 2006, 11.9 million shares remain available for future issuance.

(c)	Not applicable

(d)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 293 thousand shares, dependent on relative performance.

(e)	At December 31, 2006, approximately 13.1 million SARs were outstanding at a weighted-average grant price of $43.43. The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.

(f)	Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1,500,000 shares approved by shareholders on March 28, 2006.

(g)	Excludes 2.4 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $32.63 per share.

(h)	Includes .3 million shares issuable relating to deferred stock compensation plans.

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

	2006		2005		2004
Stock Options (shares in thousands)	Shares	Weighted- Average Option Price	Shares	Weighted- Average Option Price	Shares	Weighted- Average Option Price
Outstanding at January 1	31,546	$46.49	36,162	$45.31	40,727	$44.40
Granted (a)	—	—	2,515	22.90	1,105	19.81
Exercised	(1,931)	21.70	(4,830)	21.16	(4,248)	25.41
Forfeited or expired	(2,715)	53.24	(2,301)	54.30	(1,422)	58.07

Outstanding at December 31	26,900	$47.58	31,546	$46.49	36,162	$45.31

Exercisable at December 31	25,978	$47.43	29,364	$46.01	30,912	$43.57

(a)	2005 stock options granted include 2,514 options assumed as part of the First National acquisition completed on January 1, 2006. These options were granted under a First National plan assumed by the Bancorp. 2004 options granted include 1,021 options assumed as part of the Franklin Financial acquisition completed on June 11, 2004. These stock options were granted under a Franklin Financial plan assumed by the Bancorp.

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

	2006		2005		2004
Stock Appreciation Rights (shares in thousands)	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	7,541	$47.51	3,529	$54.37	—	$—
Granted	6,949	39.18	4,892	42.82	3,716	54.37
Exercised	—	—	—	—	—	—
Forfeited or expired	(1,437)	44.31	(880)	48.88	(187)	54.40

Outstanding at December 31	13,053	$43.43	7,541	$47.51	3,529	$54.37

Exercisable at December 31	989	$42.99	4	$54.37	1	$54.40

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

	2006		2005		2004
Restricted Stock (shares in thousands)	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1	1,482	$46.16	596	$54.01	48	$58.11
Granted	1,265	38.93	1,086	42.31	607	53.86
Vested	(24)	44.91	(29)	50.62	(18)	59.16
Forfeited	(343)	40.76	(171)	48.19	(41)	54.26

Nonvested at December 31	2,380	$40.28	1,482	$46.16	596	$54.01

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

At December 31, 2006, there were 9.7 million incentive options, 17.2 million non-qualified options, 13.1 million SARs and 2.4 million restricted stock awards outstanding, .3 million shares reserved for performance unit awards and 11.9 million shares available for grant. As of December 31, 2006, the aggregate intrinsic value of both outstanding options and exercisable options was $64 million. Stock options, SARs and restricted stock outstanding represent eight percent of the Bancorp’s issued shares at December 31, 2006.

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price per Share	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Under $ 10.00	47	$7.98	3.31	47	$7.98	3.31
$10.01-$ 25.00	1,922	21.45	1.48	1,922	21.45	1.48
$25.01-$ 40.00	4,414	35.92	1.87	4,414	35.92	1.87
$40.01-$ 55.00	15,614	48.29	4.00	14,770	48.11	3.87
Over $ 55.01	4,903	66.46	5.28	4,825	66.60	5.27

All options	26,900	$47.58	3.70	25,978	$47.43	3.61

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

Fifth Third Bancorp    73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2006	2005	2004
Other noninterest income:
Cardholder fees	$49	46	39
Consumer loan and lease fees	47	50	57
Operating lease income	26	55	156
Bank owned life insurance income	86	91	61
Insurance income	28	27	28
Gain on sale of third-party sourced merchant processing contracts	—	—	157
Other	64	91	89

Total	$300	360	587

Other noninterest expense:
Marketing and communications	$124	126	99
Postal and courier	49	50	49
Bankcard	317	271	224
Loan and lease	93	89	82
Travel	52	54	41
Information technology and operations	112	114	87
Operating lease	18	40	114
Debt and other financing agreement termination	49	—	325
Other	409	441	403

Total	$1,223	1,185	1,424

20.	SALES AND TRANSFERS OF LOANS

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

Initial carrying values of retained interests recognized during 2006 and 2005 were as follows:

($ in millions)	2006	2005
Mortgage servicing assets	$135	134
Other consumer and commercial servicing assets	1	1
Consumer residual interests	—	5

Key economic assumptions used in measuring the Bancorp’s servicing rights and residual interests during 2006 and 2005 were as follows:

	2006					2005
($ in million)	Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.8	13.7%	10.4%	N/A	7.1	12.6%	10.3%	N/A
Servicing assets	Adjustable	2.7	38.6	11.7	N/A	3.7	27.5	11.6	N/A
Home equity lines of credit:
Servicing assets	Adjustable	1.8	37.5	11.7	N/A	2.4	35	11.7	N/A
Residual interest	Adjustable	1.6	37.5	11.7	.35%	2.0	35	11.7	.35%

Based on historical credit experience, expected credit losses for servicing rights have been deemed immaterial. At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$483	7.4	10.9%	$20	$39	10.3%	$18	$35	—%	$—	$—
Servicing assets	Adjustable	45	3.7	26.5	3	6	10.9	1	2	—	—	—
Home equity line of credit:
Servicing assets	Adjustable	3	1.2	40.0	—	1	11.7	—	—	—	—	—
Residual interest	Adjustable	15	1.5	40.0	1	2	11.7	—	—	.35	—	—
Automotive loans:
Servicing assets	Fixed	1	0.3	1.55	—	—	12	—	—	—	—	—
Residual interest	Fixed	6	0.7	1.55	—	—	12	—	—	1.25	—	—

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

76    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	RETIREMENT AND BENEFIT PLANS

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

Plans With an Overfunded Status
($ in millions)	2006	2005
Fair value of plan assets at January 1	$238	196
Actual return on assets	26	11
Contributions	15	50
Settlement	(20)	(17)
Benefits paid	(7)	(6)
Plan merger	—	4

Fair value of plan assets at December 31	$252	238

Projected benefit obligation at January 1	$220	216
Service cost	1	1
Interest cost	12	12
Settlement	(20)	(16)
Actuarial loss	7	8
Benefits paid	(7)	(6)
Plan merger	—	5

Projected benefit obligation at December 31	$213	220

Overfunded projected benefit obligation recognized in the Consolidated Balance Sheets as an asset (a)	$39

Plans With an Underfunded Status
($ in millions)	2006	2005
Fair value of plan assets at January 1	$—	5
Actual return on assets	—	—
Contributions	3	13
Settlement	—	(11)
Benefits paid	(3)	(3)
Plan merger	—	(4)

Fair value of plan assets at December 31	$—	—

Projected benefit obligation at January 1	$38	38
Service cost	1	2
Interest cost	—	(10)
Settlement	—	10
Actuarial loss	1	6
Benefits paid	(3)	(3)
Plan merger	—	(5)

Projected benefit obligation at December 31	$37	38

Unfunded projected benefit obligation recognized in the Consolidated Balance Sheets as a liability (a)	($37)

(a)	SFAS No. 158 was implemented prospectively at December 31, 2006. As a result, the Bancorp recognized the overfunded and unfunded projected benefit obligation of its pension plans as an asset and liability, respectively, in the Consolidated Balance Sheet as of December 31, 2006.

Amounts recognized in accumulated other comprehensive income consist of:

($ in millions)	2006
Net actuarial loss	$89
Net prior service cost	3

Total	$92

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

The following tables summarize net periodic pension cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2006	2005	2004
Components of net periodic pension cost:
Service cost	$1	1	1
Interest cost	13	14	15
Expected return on assets	(19)	(18)	(18)
Amortization and deferral of transition amount	—	—	(2)
Amortization of actuarial loss	9	8	9
Amortization of net prior service cost	1	—	1
Settlement	8	9	10

Net periodic pension cost	$13	14	16

($ in millions)	2006
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$89
Prior service cost	3

Total recognized in other comprehensive income	92
Amortization of actuarial loss	9
Amortization of prior service cost	1

Total recognized in net periodic pension cost and other comprehensive income	$102

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

The accumulated benefit obligation for all defined benefit plans was $249 million and $254 million at December 31, 2006 and December 31, 2005, respectively. At December 31, 2006 and 2005, amounts relating to the Bancorp’s defined benefit plans with an accumulated benefit obligation exceeding assets were as follows:

($ in millions)	2006	2005
Projected benefit obligation	$37	38
Accumulated benefit obligation	38	38
Fair value of plan assets	—	—

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

23.	EARNINGS PER SHARE

Reconciliation of earnings per share to earnings per diluted share for the years ended December 31:

	2006			2005			2004
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
EPS
Income before cumulative effect	$1,184			$1,549			$1,525

Net income available to common shareholders before cumulative effect (a)	1,184	555	$2.13	1,548	554	$2.79	1,524	561	$2.72
Cumulative effect of change in accounting principle, net of tax	4		.01	—		—	—		—

Net income available to common shareholders (a)	$1,188	555	$2.14	$1,548	554	$2.79	$1,524	561	$2.72

Diluted EPS
Net income available to common shareholders before cumulative effect	$1,184	555		$1,548	554		$1,524	561
Effect of dilutive securities:
Stock based awards		2			4			7
Convertible preferred stock (b)		—			—			—

Income plus assumed conversions before cumulative effect	1,184	557	$2.12	1,549	558	$2.77	1,525	568	$2.68
Cumulative effect of change in accounting principle, net of tax	4		.01	—		—	—		—

Net income available to common shareholders plus assumed conversions	$1,188	557	$2.13	$1,548	558	$2.77	$1,525	568	$2.68

(a)	Dividends on preferred stock are $.740 million for the years ended December 31, 2006, 2005 and 2004.

(b)	The additive effect to income from dividends on convertible preferred stock is $.580 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the years ended December 31, 2006, 2005 and 2004.

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

78    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments as of December 31:

	2006		2005
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,737	2,737	$3,078	3,078
Available-for-sale and other securities	11,053	11,053	21,924	21,924
Held-to-maturity securities	356	356	389	389
Trading securities	187	187	117	117
Other short-term investments	809	809	158	158
Loans held for sale	1,150	1,152	1,304	1,305
Portfolio loans and leases, net	73,582	73,660	69,181	69,039
Derivative assets	309	309	192	192
Bank owned life insurance assets	1,949	1,949	1,865	1,865

Financial liabilities:
Deposits	69,380	69,371	67,434	67,361
Federal funds purchased	1,421	1,421	5,323	5,323
Other short-term borrowings	2,796	2,796	4,246	4,246
Long-term debt	12,558	12,762	15,227	15,458
Derivative liabilities	369	369	269	269
Short positions	29	29	29	29

Other financial instruments:
Commitments to extend credit	75	75	69	69
Letters of credit	23	23	13	13

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

80    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital and risk-based capital and leverage ratios for the Bancorp and its significant subsidiary banks at December 31:

	2006		2005
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	$11,385	11.07%	$10,240	10.42%
Fifth Third Bank (Ohio)	6,573	12.82	6,237	12.61
Fifth Third Bank (Michigan)	5,814	11.41	5,352	10.98
Fifth Third Bank, N.A.	216	11.78	177	12.05
Tier I capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	8,625	8.39	8,209	8.35
Fifth Third Bank (Ohio)	5,336	10.41	4,973	10.05
Fifth Third Bank (Michigan)	5,341	10.48	4,922	10.10
Fifth Third Bank, N.A.	203	11.07	167	11.33
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	8,625	8.44	8,209	8.08
Fifth Third Bank (Ohio)	5,336	9.53	4,973	8.77
Fifth Third Bank (Michigan)	5,341	11.30	4,922	10.75
Fifth Third Bank, N.A.	203	12.52	167	12.24

27.	PARENT COMPANY FINANCIAL STATEMENTS

($ in millions)

Condensed Statements of Income (Parent Company Only)

For the years ended December 31	2006	2005	2004
Income
Dividends from subsidiaries	$605	1,270	682
Interest on loans to subsidiaries	46	32	32
Other	2	1	1

Total income	653	1,303	715
Expenses
Interest	120	77	15
Other	22	23	9

Total expenses	142	100	24

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	511	1,203	691
Applicable income taxes	(35)	(25)	1

Income Before Change in Undistributed Earnings of Subsidiaries	546	1,228	690
Increase in undistributed earnings of subsidiaries	642	321	835

Net Income	$1,188	1,549	1,525

Condensed Balance Sheets (Parent Company Only)

As of December 31	2006	2005
Assets
Cash	$909	666
Loans to subsidiaries	636	529
Investment in subsidiaries	11,735	10,753
Goodwill	137	137
Other assets	37	36

Total assets	$13,454	12,121

Liabilities
Commercial paper	$7	2
Accrued expenses and other liabilities	259	242
Long-term debt	3,166	2,431

Total Liabilities	3,432	2,675

Shareholders’ Equity	10,022	9,446

Total Liabilities and Shareholders’ Equity	$13,454	$12,121

Condensed Statements of Cash Flows (Parent Company Only)

For the years ended December 31	2006	2005	2004
Operating Activities
Net income	$1,188	1,549	1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	1	(1)	(1)
Increase in other assets	(1)	(4)	(24)
Increase (decrease) in accrued expenses and other liabilities	17	(29)	(84)
Increase in undistributed earnings of subsidiaries	(642)	(321)	(835)
Other, net	(14)	1	—

Net Cash Provided by Operating Activities	549	1,195	581

Investing Activities
Capital contribution to subsidiaries	(25)	—	—
(Increase) decrease in loans to subsidiaries	(107)	1,811	(759)

Net Cash (Used in) Provided by Investing Activities	(132)	1,811	(759)

Financing Activities
Increase (decrease) in other short-term borrowings	5	(26)	24
Repayment of long-term debt	(13)	—	—
Proceeds from issuance of long-term debt	748	—	1,749
Payment of cash dividends	(867)	(794)	(704)
Exercise of stock-based awards	43	96	89
Purchases of treasury stock	(82)	(1,649)	(987)
Other	(8)	—	—

Net Cash (Used in) Provided by Financing Activities	(174)	(2,373)	171

Increase (Decrease) in Cash	243	633	(7)
Cash at Beginning of Year	666	33	40

Cash at End of Year	$909	666	33

Fifth Third Bancorp    81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	SEGMENTS

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

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
2006
Net interest income (a)	$1,254	1,290	380	125	33	(183)	2,899
Provision for loan and lease losses	105	101	94	3	10	30	343

Net interest income after provision for loan and lease losses	1,149	1,189	286	122	23	(213)	2,556
Noninterest income:
Electronic payment processing revenue	13	195	—	1	694	(46)	857
Service charges on deposits	147	358	—	7	5	—	517
Mortgage banking net revenue	—	5	148	2	—	—	155
Investment advisory revenue	3	87	—	367	—	(90)	367
Corporate banking revenue	304	12	—	2	1	(1)	318
Other noninterest income	48	106	78	7	4	57	300
Securities gains (losses), net	—	—	—	—	78	(442)	(364)
Securities gains, net – non qualifying hedges on mortgage servicing rights	—	—	3	—	—	—	3

Total noninterest income	515	763	229	386	782	(522)	2,153
Noninterest expense:
Salaries, wages and incentives	196	353	68	143	58	356	1,174
Employee benefits	44	98	33	29	13	75	292
Equipment expense	2	32	1	1	10	76	122
Net occupancy expense	14	121	8	10	3	89	245
Other noninterest expense	505	468	193	200	443	(586)	1,223

Total noninterest expense	761	1,072	303	383	527	10	3,056

Income before income taxes and cumulative effect	903	880	212	125	278	(745)	1,653
Applicable income taxes (a)	252	310	75	44	98	(310)	469

Income before cumulative effect	651	570	137	81	180	(435)	1,184

Cumulative effect of change in accounting principle, net of tax						4	4

Net income	$651	570	137	81	180	(431)	1,188

Average assets	$36,037	42,852	21,883	5,519	1,235	(2,288)	105,238

(a)	Includes taxable-equivalent adjustments of $26 million.

82    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Total
2005
Net interest income (a)	$1,190	1,251	397	131	28	(1)	2,996
Provision for loan and lease losses	97	91	90	4	18	30	330

Net interest income after provision for loan and lease losses	1,093	1,160	307	127	10	(31)	2,666
Noninterest income:
Electronic payment processing revenue	13	164	—	1	612	(42)	748
Service charges on deposits	153	359	—	7	5	(2)	522
Mortgage banking net revenue	—	5	165	2	—	2	174
Investment advisory revenue	3	86	—	360	—	(91)	358
Corporate banking revenue	287	13	—	2	1	(4)	299
Other noninterest income	38	89	125	4	15	89	360
Securities gains (losses), net	—	—	—	—	—	39	39

Total noninterest income	494	716	290	376	633	(9)	2,500
Noninterest expense:
Salaries, wages and incentives	194	355	66	141	44	333	1,133
Employee benefits	45	101	32	29	9	67	283
Equipment expense	1	28	1	1	3	71	105
Net occupancy expense	12	109	7	8	3	82	221
Other noninterest expense	465	437	244	206	403	(570)	1,185

Total noninterest expense	717	1,030	350	385	462	(17)	2,927

Income before income taxes	870	846	247	118	181	(23)	2,239
Applicable income taxes (a)	256	298	87	42	64	(57)	690

Net income	$614	548	160	76	117	34	1,549

Average assets	$32,247	40,291	20,238	4,569	1,140	4,391	102,876

(a)	Includes taxable-equivalent adjustments of $31 million.

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Other/ Eliminations	Acquisitions (b)	Total
2004
Net interest income (a)	$1,104	1,247	421	129	29	298	(180)	3,048
Provision for loan and lease losses	82	70	84	2	10	26	(6)	268

Net interest income after provision for loan and lease losses	1,022	1,177	337	127	19	272	(174)	2,780
Noninterest income:
Electronic payment processing revenue	9	132	—	—	524	(34)	—	631
Service charges on deposits	155	365	—	7	4	3	(19)	515
Mortgage banking net revenue	5	5	167	1	—	—	—	178
Investment advisory revenue	5	86	—	367	—	(95)	—	363
Corporate banking revenue	217	11	—	5	1	(6)	—	228
Other noninterest income	18	83	227	6	168	109	(24)	587
Securities gains (losses), net	—	—	—	—	—	(37)	—	(37)

Total noninterest income	409	682	394	386	697	(60)	(43)	2,465
Noninterest expense:
Salaries, wages and incentives	159	310	75	122	42	408	(98)	1,018
Employee benefits	37	88	27	26	8	76	(1)	261
Equipment expense	1	29	2	1	4	48	(1)	84
Net occupancy expense	10	99	6	8	3	85	(26)	185
Other noninterest expense	403	393	301	211	350	(188)	(46)	1,424

Total noninterest expense	610	919	411	368	407	429	(172)	2,972

Income before income taxes	821	940	320	145	309	(217)	(45)	2,273
Applicable income taxes (a)	258	320	109	49	105	(60)	(33)	748

Net income	$563	620	211	96	204	(157)	(12)	1,525

Average assets	$28,377	38,987	18,831	3,881	998	9,498	(5,676)	94,896

(a)	Includes taxable-equivalent adjustments of $36 million.

(b)	In acquisitions accounted for under the purchase method, management “pools” historical results to improve comparability with the current period. The adjusted results of First National (excluding the divested First National insurance business) have been included in the segments and are eliminated in the Acquisitions column.

Fifth Third Bancorp    83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Bancorp’s 2006 Consolidated Financial Statements, the Bancorp determined that its Consolidated Statements of Cash Flows contained errors in the classification of certain loan activities. As a result, Bancorp has restated the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

The restatement resulted from the misclassification of cash flows from the sale of residential mortgage loans originally held for investment, which had been inappropriately classified as operating activities, and cash flows from commercial loans originated to be sold, which had been inappropriately classified as investing activities. In accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from the sale of residential mortgage loans originally held for investment should have been classified as investing activities, rather than operating activities and cash flows from commercial loans originated to be sold, should have been classified as operating activities, rather than investing activities. Accordingly, the restatement affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, but it has no impact on the Net Increase (Decrease) in Total Cash and Due from Banks set forth in the Consolidated Statements of Cash Flows for any of the previously reported periods. The restatement does not affect the Bancorp’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity for any period. Accordingly, the Bancorp’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

The effects of the restatement on the Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 are reflected in the following table.

For the year ended December 31 ($ in millions)	2006	2005	2004
Originally Reported:
Loans originated for sale, net of repayments	$(7,172)	(7,084)	(4,788)
Proceeds from sales of loans held for sale	9,352	9,697	6,824

Net Cash Provided by Operating Activities	3,493	4,180	3,486

Net increase in loans and leases	(6,644)	(9,896)	(7,749)
Proceeds from sale of loans	—	—	—

Net Cash Provided by (Used in) Investing Activities	3,198	(6,244)	(3,728)

As Restated:
Loans originated for sale, net of repayments	$(8,671)	(8,683)	(5,253)
Proceeds from sales of loans held for sale	8,812	7,881	6,684

Net Cash Provided by Operating Activities	1,454	765	2,881

Net increase in loans and leases	(5,145)	(8,297)	(7,284)
Proceeds from sale of loans	540	1,816	140

Net Cash Provided by (Used in) Investing Activities	5,237	(2,829)	(3,123)

Difference:
Loans originated for sale, net of repayments	$(1,499)	(1,599)	(465)
Proceeds from sales of loans held for sale	(540)	(1,816)	(140)

Net Cash Provided by Operating Activities	(2,039)	(3,415)	(605)

Net increase in loans and leases	1,499	1,599	465
Proceeds from sale of loans	540	1,816	140

Net Cash Provided by (Used in) Investing Activities	2,039	3,415	605

83a    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K/A

FORM 10-K/A Cross Reference Index

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

EXPLANATORY NOTE

The Bancorp is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, to reflect the restatement of the Bancorp’s Consolidated Statements of Cash Flows, as discussed in Note 29 of the Notes to Consolidated Financial Statements contained in Part II, Item 8: Financial Statements and Supplementary Data. Except for Items 8 and 9A of Part II, no other information in the Form 10-K is being amended by this Amendment. This Amendment continues to speak as of the date of the original filing of the Form 10-K and the Bancorp has not updated the disclosure in the Amendment to speak as of any later date.

84    Fifth Third Bancorp

PAGES 85-89 NOT USED

ANNUAL REPORT ON FORM 10-K/A

ITEM 9A.	CONTROLS AND PROCEDURES

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Management also conducted a re-evaluation considering the facts and underlying circumstances that resulted in the restatement described in Note 29 of the Notes to Consolidated Financial Statements included in this report. Based on the foregoing, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and to provide reasonable assurance that information required to be disclosed by the Bancorp in such reports is accumulated and communicated to the Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

90    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K/A

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages
Report of Independent Registered Public Accounting Firm	49
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	50-53
Notes to Consolidated Financial Statements	54-83	a

The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the notes thereto.

The following lists the Exhibits to the Annual Report on Form 10-K.

3(i)	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

3(ii)	Code of Regulations of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

4.1	Junior Subordinated Indenture, dated as of March 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company, as Debenture Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.2	Certificate Representing the 8.136% Junior Subordinated Deferrable Interest Debentures, Series A, of Fifth Third Bancorp. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.3	Amended and Restated Trust Agreement, dated as of March 20, 1997 of Fifth Third Capital Trust II, among Fifth Third Bancorp, as Depositor, Wilmington Trust Company, as Property Trustee, and the Administrative Trustees named therein. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.4	Certificate Representing the 8.136% Capital Securities, Series A, of Fifth Third Capital Trust I. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.5	Guarantee Agreement, dated as of March 20, 1997 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.6	Agreement as to Expense and Liabilities, dated as of March 20, 1997 between Fifth Third Bancorp, as the holder of the Common Securities of Fifth Third Capital Trust I and Fifth Third Capital Trust II. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.7	Old Kent Capital Trust I Floating Rate Subordinated Capital Income Securities. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

4.8	Form of Fifth Third Bancorp, as successor to Old Kent Financial Corporation, Floating Rate Junior Subordinated Debentures Due 2027. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Form S-4 Registration Statement filed July 19, 1997.

4.9	Indenture, dated as of January 31, 1997 between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997.

4.10	Guarantee Agreement, dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1998.

4.11	Amended and Restated Declaration of Trust dated as of January 31, 1997, between Fifth Third Bancorp, as successor to Old Kent Financial Corporation, and Bankers Trust Company. Incorporated by reference to the Exhibits to Old Kent Financial Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1997.

4.12	Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.13	Global security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.14	First Supplemental Indenture, dated as of December 20, 2006, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee.

4.15	Global security representing Fifth Third Bancorp’s $500,000,000 5.45% Subordinated Notes due 2017.

4.16	Global security representing Fifth Third Bancorp’s $250,000,000 Floating Rate Subordinated Notes due 2016.

10.1	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for fiscal year ended December 31, 1985. *

10.2	Fifth Third Bancorp 1990 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-34075. *

10.3	Fifth Third Bancorp 1987 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-13252. *

10.4	Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 1992 and as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-54134.

10.5	Fifth Third Bancorp Master Profit Sharing Plan, as Amended. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.6	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 19, 2004. *

10.7	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003. *

10.8	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan, as Amended. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

10.9	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2006. *

10.10	CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; and Indiana Federal Corporation 1986 Stock Option and Incentive Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998. *

10.11	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*

10.12	Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006. *

10.13	Old Kent Executive Stock Option Plan of 1986, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10.14	Old Kent Stock Option Incentive Plan of 1992, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10(b) to Form 10-Q for the quarter ended June

Fifth Third Bancorp    91

ANNUAL REPORT ON FORM 10-K/A

30, 1995; Exhibit 10.20 to Form 8-K filed on March 5, 1997; Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10.15	Old Kent Executive Stock Incentive Plan of 1997, as Amended. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997. *

10.16	Old Kent Stock Incentive Plan of 1999. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999. *

10.17	Schedule of Director Compensation Arrangements. *

10.18	Schedule of Executive Officer Compensation Arrangements. *

10.19	Notice of Grant of Performance Units and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.20	Notice of Grant of Restricted Stock and Award Agreement (for Executive Officers). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.21	Notice of Grant of Stock Appreciation Rights and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.22	Notice of Grant of Restricted Stock and Award Agreement (for Directors). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.23	Franklin Financial Corporation 1990 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.*

10.24	Franklin Financial Corporation 2000 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Registration Statement on Form S-8, Registration No. 333-52928. *

10.25	Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.26	Southern Community Bancorp Equity Incentive Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *

10.27	Southern Community Bancorp Director Statutory Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *

10.28	Peninsula Bank of Central Florida Key Employee Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.29	Peninsula Bank of Central Florida Director Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.30	First Bradenton Bank Amended and Restated Stock Option Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. *

10.31	Letter Agreement with R. Mark Graf. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.32	Amendment Dated January 16, 2006 to the Letter Agreement with R. Mark Graf. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006.

10.33	Separation Agreement between Fifth Third Bancorp and Neal E. Arnold dated as of December 14, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2005. *

10.34	Stipulation and Agreement of Settlement dated March 29, 2005, as Amended. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.35	Amendment to Stipulation dated May 10, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.36	Second Amendment to Stipulation dated August 12, 2005. Incorporated by reference to Registrant’s Current Report on Form 8- K filed with the Securities and Exchange Commission on November 18, 2005.

10.37	Order and Final Judgment of the United States District Court for the Southern District of Ohio. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.38	Offer letter from Fifth Third Bancorp to Christopher G. Marshall dated April 12, 2006. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*

10.39	Form of Executive Agreements effective February 19, 2007, between Fifth Third Bancorp and Kevin T. Kabat, Robert A. Sullivan, Greg D. Carmichael, Christopher G. Marshall, Carlos Winston Wilkinson, Bruce K. Lee and Charles D. Drucker.*

10.40	Form of Executive Agreements effective February 19, 2007, between Fifth Third Bancorp and Paul L. Reynolds, Malcolm D. Griggs and Daniel T. Poston.*

10.41	Form of Executive Agreement effective February 19, 2007, between Fifth Third Bancorp and Mahesh Sankaran.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

14	Code of Ethics. Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007.

21	Fifth Third Bancorp Subsidiaries, as of December 31, 2006.

23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.**

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer. **

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.**

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.**

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.**

*	Denotes management contract or compensatory plan or arrangement.

**	Filed herewith

92    Fifth Third Bancorp

PAGE 93 NOT USED

ANNUAL REPORT ON FORM 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

Kevin T. Kabat

President and CEO

Principal Executive Officer

May 11, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on May 11, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

Kevin T. Kabat

Director, President, and CEO

Principal Executive Officer

Christopher G. Marshall

Executive Vice President and CFO

Principal Financial Officer

David J. DeBrunner

Senior Vice President and Controller

Principal Accounting Officer

DIRECTORS:

Darryl F. Allen

Gary R. Heminger

Joan R. Herschede

Allen M. Hill

Robert L. Koch II

James E. Rogers

John J. Schiff, Jr.

Dudley S. Taft

Thomas W. Traylor

94    Fifth Third Bancorp