Form 10-Q
period 2007-06-30
FIFTH THIRD BANCORP
filed 2007-08-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

There were 535,235,033 shares of the Registrant’s Common Stock, without par value, outstanding as of July 31, 2007.

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (3) changes in the interest rate environment reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (5) our ability to maintain required capital levels and adequate sources of funding and liquidity; (6) changes and trends in capital markets; (7) competitive pressures among depository institutions increase significantly; (8) effects of critical accounting policies and judgments; (9) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (10) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (11) ability to maintain favorable ratings from rating agencies; (12) fluctuation of Fifth Third’s stock price; (13) ability to attract and retain key personnel; (14) ability to receive dividends from its subsidiaries; (15) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (16) effects of accounting or financial results of one or more acquired entity; (17) difficulties in combining the operations of acquired entities; (18) ability to secure confidential information through the use of computer systems and telecommunications network; and (19) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on Fifth Third’s web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions, except per share data)	2007	2006		2007	2006
Income Statement Data
Net interest income (a)	$745	716	4	$1,487	1,434	4
Noninterest income	707	655	8	1,355	1,272	7
Total revenue (a)	1,452	1,371	6	2,842	2,706	5
Provision for loan and lease losses	121	71	70	205	149	38
Noninterest expense	803	759	6	1,595	1,490	7
Net income	376	382	(2)	735	746	(2)

Common Share Data
Earnings per share, basic	$.69	.69	—	$1.35	1.34	1
Earnings per share, diluted	.69	.69	—	1.34	1.34	—
Cash dividends per common share	.42	.40	5	.84	.78	8
Book value per share	17.16	17.13	—
Dividend payout ratio	59.7%	58.3	2	62.0%	58.2	7

Financial Ratios
Return on average assets	1.49%	1.45	3	1.48%	1.43	3
Return on average equity	15.7	16.0	(2)	15.1	15.7	(4)
Average equity as a percent of average assets	9.53	9.09	5	9.78	9.13	7
Tangible equity	6.92	6.92	—
Net interest margin (a)	3.37	3.01	12	3.40	3.04	12
Efficiency (a)	55.3	55.3	—	56.1	55.0	2

Credit Quality
Net losses charged off	$102	67	52	$173	140	24
Net losses charged off as a percent of average loans and leases	.55%	.37	49	.47%	.40	18
Allowance for loan and lease losses as a percent of loans and leases	1.06	1.04	2
Allowance for credit losses as a percent of loans and leases (b)	1.16	1.14	2
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.70	.49	43

Average Balances
Loans and leases, including held for sale	$77,048	73,093	5	$76,458	72,367	6
Total securities and other short-term investments	11,711	22,439	(48)	11,692	22,677	(48)
Total assets	100,767	105,741	(5)	99,984	105,241	(5)
Transaction deposits (c)	49,295	49,282	—	49,029	49,116	—
Core deposits (d)	60,075	59,731	1	59,937	59,217	1
Wholesale funding (e)	27,030	32,903	(18)	26,287	33,013	(20)
Shareholders’ equity	9,599	9,607	—	9,783	9,604	2

Regulatory Capital Ratios
Tier I capital	8.13%	8.56	(5)
Total risk-based capital	10.54	10.50	—
Tier I leverage	8.76	8.38	5

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended June 30, 2007 and 2006 are $6 million and for the six months ended June 30, 2007 and 2006 are $12 million and $13 million, respectively.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(c)	Includes demand, interest checking, savings and money market deposits.
(d)	Includes transaction deposits plus other time deposits.
(e)	Includes certificates $100,000 and over, foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2007, the Bancorp had $101.4 billion in assets, operated 18 affiliates with 1,167 full-service Banking Centers including 106 Bank Mart® locations open seven days a week inside select grocery stores and 2,132 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Fifth Third Processing Solutions (“FTPS”).

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

The Bancorp’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended June 30, 2007, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 51% and 49% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

In May 2007, the Bancorp announced an agreement to acquire R-G Crown Bank (“Crown”), a subsidiary of R&G Financial Corporation, which operates 30 branches in Florida and three in Augusta, Georgia. The acquisition is subject to legal and regulatory approvals and is expected to close in the fourth quarter of 2007.

Earnings Summary

The Bancorp’s net income was $376 million, or $.69 per diluted share, in the second quarter of 2007, a two percent decrease compared to $382 million, or $.69 per diluted share, for the same period last year.

Net interest income (FTE) increased four percent compared to the same period last year. Net interest margin was 3.37% in the second quarter of 2007, a decrease from 3.44% in the first quarter of 2007 and an increase from 3.01% in the same period last year. The increase from the second quarter of 2006 was largely due to the balance sheet actions taken in the fourth quarter of 2006 to improve the asset/liability profile of the Bancorp, while the sequential decrease was primarily a result of share repurchase activity during the first and second quarter of 2007 and the issuance of trust preferred securities in March of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest income increased eight percent and seven percent for the three and six months ended June 30, 2007, respectively, with strong growth in nearly all captions. Noninterest expense increased six percent and seven percent for the three and six months ended June 30, 2007, respectively, due to higher volume-related processing expenses, de novo branch related expenses and investment in technology.

Net charge-offs as a percent of average loans and leases were .55% in the second quarter of 2007 compared to .39% in the first quarter of 2007 and .37% in the second quarter of 2006. The increased charge-offs were primarily concentrated in the commercial, commercial and residential mortgage and home equity loan captions. At June 30, 2007, nonperforming assets as a percent of loans and leases increased to .70% from .66% at March 31, 2007 and .49% at June 30, 2006.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of June 30, 2007, the Tier I capital ratio was 8.13%, the Tier I leverage ratio was 8.76% and the total risk-based capital ratio was 10.54%. The Bancorp had senior debt ratings of “Aa3” with Moody’s and “A+” with Standard & Poor’s at June 30, 2007, which indicate the Bancorp’s strong capacity to meet its financial commitments. The “well-capitalized” capital ratios along with strong credit ratings provide the Bancorp with access to the capital markets.

The Bancorp continues to invest in the geographic areas that offer the best growth prospects, as it believes this investment is the most cost efficient method of expansion within its largest affiliate markets. During the second quarter of 2007, the Bancorp opened 11 net new banking centers (excluding relocations and consolidations of existing facilities).

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

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $67 million at June 30, 2007. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and retail loans would increase by approximately $27 million at June 30, 2007. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and inherent losses and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and inherent loss rates currently assigned are appropriate.

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

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the Condensed Consolidated Balance Sheets and noninterest income in the Condensed Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Bancorp’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income. At June 30, 2007, 98% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities are dependent upon the movement in market interest rates. The Bancorp’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the servicing rights are stratified based on the financial asset type and interest rates. In addition, the Bancorp obtains an independent third-party valuation of mortgage servicing rights (“MSR”) on a quarterly basis to assist management in its process. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

The change in the fair value of MSRs at June 30, 2007, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $26 million and $49 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $28 million and $58 million, respectively. The change in the fair value of the MSR portfolio at June 30, 2007, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $23 million and $46 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $26 million and $54 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, change in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits plus other time deposits) and wholesale funding (includes certificates $100,000 and over, foreign office deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Net interest income (FTE) was $745 million for the second quarter of 2007, an increase of $3 million from the first quarter of 2007 and $29 million from the second quarter of 2006. The improved performance from the same quarter last year primarily resulted from the balance sheet actions in the fourth quarter of 2006, which included, among other actions, the sale of $11.3 billion of available-for-sale securities with a weighted-average yield of approximately 4.30% and repayment of $8.5 billion in wholesale borrowings at a weighted-average rate paid of 5.30%. The sequential increase in net interest income was due to increased commercial loan volumes, a modest decline in consumer deposit rates and an additional day in the quarter, which was mostly offset by the additional funding cost related to share repurchases.

Net interest margin decreased to 3.37% in the second quarter of 2007 compared to 3.44% in the first quarter of 2007, and net interest rate spread decreased 4 basis points (“bp”) from 2.72% to 2.68%. The decline in the net interest margin was primarily due to share repurchase activity of $280 million and $693 million in the first and second quarters of 2007, respectively, and the issuance of $750 million in trust preferred securities in March 2007. The second quarter net interest margin increased 36 bp from 3.01% in the prior year second quarter, and net interest rate spread increased 35 bp on a year-over-year basis. The improvement in the net interest margin and net interest rate spread from the prior year is attributable to the balance sheet actions taken in the fourth quarter of 2006. The benefit of free funding decreased 3 bp from the first quarter due primarily to the share repurchases throughout the first and second quarters. Free funding remained relatively flat compared to the second quarter of last year.

Total average interest-earning assets increased six percent on an annualized sequential basis and declined seven percent from the second quarter of 2006. The increase compared to the first quarter was the result of increases in commercial loans, automobile loans and credit cards. Average credit card balances increased 22% compared to the first quarter as the Bancorp has increased its focus on growing its credit card business within its deposit customer base. The decline compared to the prior year was the result of the sale of securities in the fourth quarter of 2006 partially offset by the five percent increase in loan growth.

The growth in average loans and leases since the second quarter of 2006 outpaced core deposit growth for the same period by $3.6 billion. For the second quarter of 2007, wholesale funding represented 37% of interest-bearing liabilities, down from 42% for the same period in the prior year primarily due to the repayment of wholesale funding as a result of the fourth quarter of 2006 sale of securities. Given the current interest rate environment, the Bancorp expects to use cash flows from its securities portfolio during 2007 to fund its loan and lease growth that is in excess of its core deposit growth.

Average core deposits increased $344 million, or one percent, compared to the second quarter last year. During the second quarter of 2007, the Bancorp continued to adjust its consumer deposit rates. The Bancorp’s strategy in adjusting rates is to move away from promotional rates towards highly competitive daily rates. As a result of this strategy, the Bancorp has maintained a relatively stable interest rate for interest checking, while increasing the interest rate paid on less liquid products such as savings and money market accounts. Interest checking balances have continued to migrate into these less liquid products. During the second quarter of 2007, interest checking balances represented 32% of the average interest-bearing core deposits, compared to 37% in the second quarter of 2006.

The cost of interest-bearing core deposits was 3.39% in the second quarter of 2007 which was relatively flat compared to 3.43% in the first quarter of 2007 and up from 3.12% in the second quarter of 2006. The increase in the cost of interest-bearing core deposits from the prior year was due to a higher short-term rate environment and mix shift from interest checking to savings, money market and certificate of deposit accounts. The relative cost advantage of interest-bearing core deposits compared to wholesale funding also remained flat at 191 bp in the second quarter for both 2007 and 2006.

Interest income (FTE) from loans and leases increased $116 million, or nine percent, compared to the second quarter of 2006. The increase resulted from the growth in average loans and leases of five percent in the second quarter of 2007 over the comparable period in 2006 as well as a 26 bp increase in average rates. The increase in average rates is due to the higher short-term rate environment at June 30, 2007. As of June 30, 2007, approximately 82% of commercial loans will mature or re-price in the next 12 months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	June 30, 2007			June 30, 2006			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$21,587	$401	7.45%	$20,338	$363	7.16%	$23	$15	$38
Commercial mortgage	11,030	201	7.30	9,980	176	7.08	19	6	25
Commercial construction	5,595	107	7.69	5,840	111	7.67	(4)	—	(4)
Commercial leases	3,678	40	4.32	3,729	47	5.03	(1)	(6)	(7)

Subtotal – commercial	41,890	749	7.17	39,887	697	7.01	37	15	52
Residential mortgage loans	10,201	156	6.12	9,491	140	5.91	11	5	16
Home equity	11,886	227	7.66	11,999	220	7.36	(2)	9	7
Automobile loans	10,552	164	6.26	9,480	133	5.62	15	16	31
Credit card	1,248	33	10.62	797	23	11.73	12	(2)	10
Other consumer loans/leases	1,271	17	5.41	1,439	17	4.77	(2)	2	—

Subtotal – consumer	35,158	597	6.81	33,206	533	6.44	34	30	64

Total loans and leases	77,048	1,346	7.01	73,093	1,230	6.75	71	45	116
Securities:
Taxable	11,030	137	4.98	21,642	239	4.43	(129)	27	(102)
Exempt from income taxes (b)	508	9	7.38	616	11	7.33	(2)	—	(2)
Other short-term investments	173	3	6.08	181	3	5.60	—	—	—

Total interest-earning assets	88,759	1,495	6.76	95,532	1,483	6.23	(60)	72	12
Cash and due from banks	2,265			2,564
Other assets	10,524			8,393
Allowance for loan and lease losses	(781)			(748)

Total assets	$100,767			$105,741

Liabilities
Interest-bearing liabilities:
Interest checking	$15,061	$83	2.21%	$17,025	$102	2.39%	$(11)	$(8)	$(19)
Savings	14,620	118	3.23	12,064	87	2.90	20	11	31
Money market	6,244	69	4.44	6,429	64	4.01	(2)	7	5
Other time deposits	10,780	124	4.63	10,449	105	4.00	3	16	19
Certificates - $100,000 and over	6,511	83	5.12	5,316	61	4.64	15	7	22
Foreign office deposits	2,369	28	4.67	4,382	52	4.77	(23)	(1)	(24)
Federal funds purchased	3,540	47	5.31	3,886	48	4.97	(4)	3	(1)
Other short-term borrowings	2,372	25	4.31	4,854	52	4.31	(27)	—	(27)
Long-term debt	12,238	173	5.65	14,465	196	5.45	(31)	8	(23)

Total interest-bearing liabilities	73,735	750	4.08	78,870	767	3.90	(60)	43	(17)
Demand deposits	13,370			13,764
Other liabilities	4,063			3,500

Total liabilities	91,168			96,134
Shareholders’ equity	9,599			9,607

Total liabilities and shareholders’ equity	$100,767			$105,741

Net interest income		$745			$716		$—	$29	$29
Net interest margin			3.37%			3.01%
Net interest rate spread			2.68			2.33
Interest-bearing liabilities to interest-earning assets			83.07			82.56

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $6 million for the three months ended June 30, 2007 and 2006, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the six months ended	June 30, 2007			June 30, 2006			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$21,249	$788	7.48%	$19,946	$691	6.98%	$47	$50	$97
Commercial mortgage	10,799	391	7.31	9,712	336	6.96	38	17	55
Commercial construction	5,803	222	7.72	6,024	222	7.43	(8)	8	—
Commercial leases	3,669	79	4.33	3,708	93	5.08	(1)	(13)	(14)

Subtotal – commercial	41,520	1,480	7.19	39,390	1,342	6.86	76	62	138
Residential mortgage loans	10,184	310	6.14	9,275	270	5.87	27	13	40
Home equity	11,979	456	7.67	11,939	426	7.21	2	28	30
Automobile loans	10,392	321	6.22	9,460	261	5.55	27	33	60
Credit card	1,135	64	11.31	782	44	11.46	20	—	20
Other consumer loans/leases	1,248	32	5.22	1,521	38	4.98	(7)	1	(6)

Subtotal – consumer	34,938	1,183	6.83	32,977	1,039	6.35	69	75	144

Total loans and leases	76,458	2,663	7.02	72,367	2,381	6.63	145	137	282
Securities:
Taxable	10,991	273	5.02	21,878	481	4.44	(264)	56	(208)
Exempt from income taxes (b)	521	19	7.39	630	23	7.47	(4)	—	(4)
Other short-term investments	180	6	6.47	169	4	5.31	1	1	2

Total interest-earning assets	88,150	2,961	6.77	95,044	2,889	6.13	(122)	194	72
Cash and due from banks	2,276			2,616
Other assets	10,333			8,327
Allowance for loan and lease losses	(775)			(746)

Total assets	$99,984			$105,241

Liabilities
Interest-bearing liabilities:
Interest checking	$15,284	$171	2.26%	$17,312	$201	2.34%	$(23)	$(7)	$(30)
Savings	14,157	228	3.25	11,827	163	2.79	35	30	65
Money market	6,310	139	4.45	6,258	119	3.83	1	19	20
Other time deposits	10,908	250	4.61	10,101	194	3.87	17	39	56
Certificates - $100,000 and over	6,596	168	5.15	4,995	109	4.41	39	20	59
Foreign office deposits	2,040	47	4.61	4,217	96	4.59	(50)	1	(49)
Federal funds purchased	3,026	80	5.31	4,217	99	4.72	(30)	11	(19)
Other short-term borrowings	2,386	51	4.34	4,786	97	4.07	(52)	6	(46)
Long-term debt	12,239	340	5.60	14,798	377	5.14	(68)	31	(37)

Total interest-bearing liabilities	72,946	1,474	4.07	78,511	1,455	3.74	(131)	150	19
Demand deposits	13,278			13,719
Other liabilities	3,977			3,407

Total liabilities	90,201			95,637
Shareholders’ equity	9,783			9,604

Total liabilities and shareholders’ equity	$99,984			$105,241

Net interest income		$1,487			$1,434		$9	$44	$53
Net interest margin			3.40%			3.04%
Net interest rate spread			2.70			2.39
Interest-bearing liabilities to interest-earning assets			82.75			82.60

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $12 million and $13 million for the six months ended June 30, 2007 and 2006, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income (FTE) from investment securities and short-term investments decreased $104 million to $149 million in the second quarter of 2007 compared to the same period in 2006. The average yield on taxable securities was 4.98%, an increase of 55 bp from the second quarter last year. The decrease in interest income and increase in yield was a result of the fourth quarter of 2006 sale of $11.3 billion of securities with a weighted average yield of 4.30%.

The interest on core deposits increased $36 million, or 10%, in the second quarter of 2007 over the comparable period in 2006 due to increases in short-term rates, shifts in deposit mix and increasing average balances. Average interest-bearing core deposits increased $738 million, or two percent, compared to the second quarter of 2006. The Bancorp continues to focus on growing its core deposit balances in order to improve the funding mix and improve net interest margin trends.

The interest on wholesale funding decreased by $53 million, or 13%, in the second quarter over the comparable period in 2006 due to a $5.9 billion decrease in average balances partially offset by increasing interest rates. Average short-term wholesale funding decreased $3.6 billion, or 20%, while average long-term debt decreased $2.2 billion, or 15%, in the second quarter of 2007 over the comparable period in 2006.

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

The provision for loan and lease losses increased to $121 million in the second quarter of 2007 compared to $71 million in the same period last year. The $50 million increase is primarily related to loan growth during the past year, increases in nonperforming assets and modest deterioration in economic conditions. The allowance for loan and lease losses as a percentage of loans and leases increased to 1.06% at June 30, 2007 from 1.05% at March 31, 2007 and 1.04% at June 30, 2006. The increase in allowance percentage from second quarter of 2006 is primarily due to an increase in nonperforming assets from $358 million at June 30, 2006 to $528 million at June 30, 2007.

Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three and six months ended June 30, 2007, noninterest income increased by eight percent and seven percent, respectively. The components of noninterest income for these periods are as follows:

TABLE 4: Noninterest Income

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2007	2006		2007	2006
Electronic payment processing revenue	$243	211	15	$468	407	15
Service charges on deposits	142	135	6	268	261	3
Investment advisory revenue	97	96	1	193	187	3
Corporate banking revenue	88	82	8	171	157	9
Mortgage banking net revenue	41	41	—	81	88	(8)
Other noninterest income	96	76	27	174	157	11
Securities gains, net	—	14	(100)	—	15	(100)

Total noninterest income	$707	655	8	$1,355	1,272	7

Electronic payment processing revenue increased $32 million, or 15%, in the second quarter of 2007, compared to the same period last year as FTPS realized growth in each of its three main product lines: merchant processing, electronic funds transfer (EFT) and card issuer interchange. Merchant processing revenue increased 19%, to $113 million, compared to the same period in 2006 due to the addition of new national merchant customers and resulting increases in merchant sales volumes. Large national merchant contracts signed with the U.S. Department of Treasury and Walgreen Co., which will convert during the remainder of 2007, will continue to provide revenue growth. EFT revenue increased 11%, to $76 million, as a result of continued success in attracting financial institution customers and increased debit card volumes associated with these customers. Card issuer interchange increased 13%, to $53 million, compared to the same period in 2006 due to continued growth in debit card usage and credit card volumes. Through the second quarter of 2007, the Bancorp processed over 12.6 billion transactions and handled electronic processing for over 2,300 financial institutions and approximately 146,000 merchant locations worldwide.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Service charges on deposits increased six percent in the second quarter of 2007 compared to the same period last year. The increase was driven by consumer deposit service charges, which increased 11% in the second quarter of 2007 compared to the same period last year. The higher revenue was primarily driven by retail demand deposit account production, where the total number of accounts increased six percent compared to the prior year quarter. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Bancorp.

Commercial deposit service charges decreased one percent in the second quarter of 2007 compared to the same period last year as a result of a nine percent increase in earnings credits. The increase in earnings credits was a function of higher average short-term rates in the second quarter of 2007 compared to the same period in 2006. Exclusive of the impact of earnings credits, commercial deposit service charges increased one percent compared to the second quarter of 2006. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Earnings credits cannot be given in excess of the fees charged for banking services provided, and the excess earnings credits may not be carried forward to future periods. Earnings credits are netted against gross service charges to arrive at commercial deposit revenue.

Investment advisory revenues increased one percent from the second quarter of 2006. The Bancorp realized approximately $3 million in trust tax fees from tax filings earned during the first quarter of 2007, which had been earned and filed during the second quarter of 2006. Exclusive of the trust tax fees, investment advisory income increased four percent due to success in cross-sell initiatives within the private client group, strong equity markets and improved broker productivity. The Bancorp continues to focus its sales efforts on improving execution in retail brokerage and retail mutual funds and on growing the institutional money management business by improving penetration and cross-selling in its large middle-market commercial customer base. The Bancorp is one of the largest money managers in the Midwest and, as of June 30, 2007, had approximately $232 billion in assets under care and managed $34 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue increased to $88 million in the second quarter of 2007, an increase of eight percent over the comparable period in 2006. The growth in corporate banking revenue was largely attributable to increased institutional sales of $2 million, or 29%, and customer derivatives activity of $3 million, or 26%. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Mortgage banking net revenue remained flat at $41 million compared to the same period last year. The components of mortgage banking net revenue for the three and six months ended June 30, 2007 and 2006 are shown in Table 5. Originations in the second quarter of 2007 were $3.3 billion compared to $2.6 billion in the second quarter of 2006. However, origination fees and gains on loan sales decreased $2 million compared to the same period last year as a result of lower margins on sales of mortgages.

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Origination fees and gains (losses) on loan sales	$25	27	51	48
Servicing revenue:
Servicing fees	36	30	69	59
Servicing rights amortization	(23)	(17)	(43)	(31)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	3	1	4	12

Net servicing revenue	16	14	30	40

Mortgage banking net revenue	$41	41	81	88

Mortgage net servicing revenue increased $2 million compared to the same period last year. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Bancorp’s total residential mortgage loans serviced at June 30, 2007 and 2006 were $40.9 billion and $35.8 billion, respectively, with $31.5 billion and $27.1 billion, respectively, of residential mortgage loans serviced for others.

The increase in interest rates during both the second quarters of 2007 and 2006 and the resulting impact of changing prepayment speeds led to the recovery in temporary impairment of $12 million and $6 million for the three months ended June 30, 2007 and 2006, respectively. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 4 of the Notes to the Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

changes in impairment on the MSR portfolio. The Bancorp recognized a net loss of $9 million and $5 million for the three months ended June 30, 2007 and 2006, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities (primarily principal only strips) as a component of its non-qualifying hedging strategy. The Bancorp did not recognize any gain or loss on the sale of securities related to mortgage servicing rights during the second quarter of 2007 or 2006.

Other noninterest income increased 27% in the second quarter of 2007 compared to the same period last year. This increase was primarily driven by a $16 million gain recognized from the sale of $89 million in certain non-strategic credit card accounts. The Bancorp is focused on building its credit card business by growing multi-product relationships through its retail distribution network. The accounts sold were single product relationships, which were a result of an inability to cross-sell effectively or natural customer attrition.

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Bank owned life insurance income	$21	22	42	43
Cardholder fees	13	11	26	23
Consumer loan and lease fees	11	13	21	24
Insurance income	9	7	16	14
Operating lease income	7	7	14	15
Gain on loan sales	16	4	17	10
Other	19	12	38	28

Total other noninterest income	$96	76	174	157

Noninterest Expense

During the second quarter of 2007, the Bancorp continued its investment in the expansion of the retail distribution network and in its information technology infrastructure. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 55.3% for the second quarter of 2007 and 2006. The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage, and on expense control, although cost savings initiatives will continue to be somewhat mitigated by investments in certain high opportunity markets as evidenced by the 11 net new banking centers added during the second quarter of 2007. The Bancorp views investments in information technology and de novo expansion as its platform for future growth and increasing expense efficiency.

The major components of noninterest expense are as follows:

TABLE 7: Noninterest Expense

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2007	2006		2007	2006
Salaries, wages and incentives	$309	303	2	$601	586	3
Employee benefits	68	69	(2)	155	156	(1)
Payment processing expense	97	80	21	189	151	25
Net occupancy expense	68	59	14	133	118	13
Technology and communications	41	34	22	81	66	22
Equipment expense	31	28	10	60	54	12
Other noninterest expense	189	186	2	376	359	5

Total noninterest expense	$803	759	6	$1,595	1,490	7

Total noninterest expense increased six percent and seven percent for the three and six months ended June 30, 2007, respectively, due to investment in technology, higher de novo related expenses and increased volume-related processing expense. The two percent increase in salaries, wages and incentives compared to the second quarter of 2007 reflected severance expense of approximately $5 million taken during the second quarter of 2007 associated with management’s planned expense reduction initiatives. Full time equivalent employees totaled 21,033 as of June 30, 2007 compared to 21,230 as of June 30, 2006.

Payment processing expense includes third-party processing expenses, network membership charges, card management fees and other bankcard processing expenses. Payment processing expense increased 21% compared to the second quarter of 2006, as a result of these primarily volume-related processing expenses. Processing volumes increased 17% and 28% for the merchant processing and EFT businesses, respectively, for the three months ended June 30, 2007 compared to the same quarter last year. Additionally, the growth in this line reflects the conversion of national merchant contracts during the quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net occupancy expense increased 14% in the second quarter of 2007 over the same period last year due to the addition of 55 net new banking centers since June 30, 2006. The Bancorp remains focused on expanding its retail franchise through de novo growth.

The major components of other noninterest expense are as follows:

TABLE 8: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Loan processing	$32	20	55	41
Marketing	20	21	38	42
Postal and courier	13	12	26	25
Travel	13	14	25	25
Intangible amortization	10	11	21	22
Supplies	7	7	14	14
Operating lease	5	4	10	10
Franchise and other taxes	—	10	9	18
Other	89	87	179	162

Total other noninterest expense	$189	186	376	359

Total other noninterest expense increased $3 million, or two percent from the second quarter of 2006. Higher loan processing costs associated with collection activities were offset by a decline in franchise and other taxes that resulted from a favorable settlement related to the completion of certain tax audits.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods are as follows:

TABLE 9: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Income before income taxes and cumulative effect	$522	535	1,030	1,054
Applicable income taxes	146	153	295	312
Effective tax rate	28.1%	28.5	28.7	29.6

Applicable income tax expense for both periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The Bancorp expects the full year tax for 2007 to be 28.5 to 29.0%.

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

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the Treasury swap curve. Matching duration, or the expected term until an instrument can be repriced, allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology, including the benefit from the widening spread between deposit costs and wholesale funding, is captured in General Corporate and Other. During the fourth quarter of 2006, the Bancorp made certain changes to the average duration of indeterminate-lived deposits and corresponding changes to the FTP crediting rates assigned to those deposits. This change more closely aligns the crediting rates to the expected economic benefit while continuing to insulate the segments from interest rate volatility.

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

TABLE 10: Business Segment Results

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Commercial Banking	$162	150	320	300
Branch Banking	167	147	327	287
Consumer Lending	35	41	69	88
Investment Advisors	23	21	47	41
Processing Solutions	40	51	72	82
General Corporate and Other	(51)	(28)	(100)	(52)

Net income	$376	382	735	746

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

TABLE 11: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income (FTE)	$292	291	584	579
Provision for loan and lease losses	25	21	42	41
Noninterest income:
Corporate banking revenue	80	75	156	144
Service charges on deposits	35	36	71	73
Other noninterest income	19	9	39	19
Noninterest expense:
Salaries, incentives and benefits	62	61	131	122
Other noninterest expenses	127	121	251	235

Income before taxes	212	208	426	417
Applicable income taxes (a)	50	58	106	117

Net income	$162	150	320	300

Average Balance Sheet Data
Commercial loans	$34,826	32,458	34,397	31,959
Demand deposits	5,514	5,697	5,529	5,775
Interest checking	3,921	3,734	3,971	3,814
Savings and money market	4,294	5,102	4,437	5,188
Certificates over $100,000 and other time	1,974	1,556	1,952	1,493
Foreign office deposits	1,377	466	1,229	383

(a)	Includes taxable-equivalent adjustments of $3 million for the three months ended June 30, 2007 and 2006 and $7 million for the six months ended June 30, 2007 and 2006.

Net income increased $12 million, or eight percent, compared to the second quarter of 2006 as loan and corporate banking revenue growth was offset by the decline in core deposits. Net interest income was flat compared to the second quarter of 2006 as an increase in average loans and leases was offset by loan spreads tightening and lower average deposit balances. Average loans and leases increased seven percent to $34.9 billion over the prior year second quarter, with double-digit growth occurring in commercial and industrial loans. Average core deposits decreased five percent compared to the second quarter of 2006 due to an increase in pay downs on commercial lines of credit and commercial customers moving balances to Eurodollar sweep accounts, which are included in foreign office deposits. Eurodollar sweep accounts pay rates above money market accounts, but do not require collateral or FDIC insurance costs. Core deposits combined with Eurodollar sweep balances increased one percent over the second quarter of 2006. Net charge-offs as a percent of average loan and leases increased to 29 bp from 26 bp in the second quarter of 2006. Loans over 90 days past due increased 47% compared to the first quarter of 2007. Delinquency growth was concentrated in manufacturing, construction and real estate lending in Michigan and South Florida. The Commercial Banking segment continues to focus on credit although it expects to see delinquencies trend upward during 2007.

Noninterest income increased $14 million, or 12%, compared to the same quarter last year due to a $5 million increase in corporate banking revenue and a $10 million increase in other noninterest income. Corporate banking revenue increased as a result of continued sales success in interest rate derivatives, an increase of $2 million or 22%, and institutional sales, an increase of $2 million or 24%. Recently, the Commercial Banking segment introduced new treasury management products and remains focused on further penetration of middle-market customers and the healthcare industry throughout its affiliates. Other noninterest income improved on increased volume of operating leases, gains on sales of equipment from expiring leases and an increase in other fees.

Noninterest expense increased $7 million, or four percent, compared to the second quarter of 2006 volume-related increases in operating lease expenses and higher costs associated with collection activities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,167 banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 12: Branch Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income	$370	326	729	647
Provision for loan and lease losses	39	26	61	52
Noninterest income:
Service charges on deposits	103	95	191	182
Card issuer interchange	48	42	91	79
Merchant and EFT processing	9	8	16	14
Investment advisory income	24	23	47	46
Other noninterest income	34	29	64	58
Noninterest expense:
Salaries, incentives and benefits	119	115	238	230
Net occupancy and equipment expenses	44	38	85	75
Other noninterest expenses	128	117	249	225

Income before taxes	258	227	505	444
Applicable income taxes	91	80	178	157

Net income	$167	147	327	287

Average Balance Sheet Data
Consumer loans	$11,619	11,345	11,659	11,328
Commercial loans	5,140	5,304	5,162	5,338
Demand deposits	5,826	5,912	5,774	5,891
Interest checking	9,045	10,943	9,214	11,210
Savings and money market	14,518	11,739	14,016	11,410
Certificates over $100,000 and other time	13,703	12,752	13,908	12,204

Net income increased $20 million, or 14%, compared to the second quarter of 2006 as growth in deposits and an increase in FTP rates earned on deposits offset higher de novo related noninterest expenses. Average loans and leases increased modestly as growth from the introduction of a new mortgage product and increased credit card production was offset by a decrease in commercial loans. Average core deposits increased three percent and total deposits increased four percent over the second quarter of 2006 with double-digit increases in savings and money market and certificates of deposit over $100,000 mitigated by a $1.9 billion, or 17%, decrease in interest checking deposits. Branch Banking continued to realize a shift to higher cost deposits, though the pace of the shift has declined compared to the prior year. As a result of the growth in core deposits of three percent and the related net FTP impact, net interest income increased $44 million compared to the same period last year. Net charge-offs as a percent of average loan and leases increased to 91 bp from 63 bp in the second quarter of 2006.

Noninterest income increased $21 million, or 11%, compared to the second quarter of 2006. Service charges on deposits increased nine percent, or $8 million, compared to the second quarter of 2006. Electronic payment processing revenue increased $7 million, or 14%. Card issuer interchange fees, which comprise the majority of the Branch Banking’s electronic payment processing revenues, increased from $42 million in the second quarter of 2006 to $48 million in the second quarter of 2007 due to increased card usage and an increase in the number of accounts.

Noninterest expense increased eight percent compared to the second quarter of 2006 as net occupancy and equipment costs increased 13% as a result of the continued opening of new banking centers related to the Bancorp’s de novo growth strategy. Since the second quarter of 2006, 55 new banking centers were opened that did not involve relocation or consolidation of existing facilities. The Bancorp continues to position itself for sustained long-term growth through new banking center additions in key markets within its footprint.

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

TABLE 13: Consumer Lending

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income	$88	92	179	184
Provision for loan and lease losses	27	17	53	40
Noninterest income:
Mortgage banking net revenue	39	39	75	85
Other noninterest income	18	21	34	47
Noninterest expense:
Salaries, incentives and benefits	21	27	44	53
Other noninterest expenses	43	45	84	87

Income before taxes	54	63	107	136
Applicable income taxes	19	22	38	48

Net income	$35	41	69	88

Average Balance Sheet Data
Residential mortgage loans	$9,996	9,476	9,926	9,259
Home equity	1,372	1,306	1,370	1,267
Automobile loans	9,582	8,468	9,421	8,439
Consumer leases	944	1,386	992	1,462

Net income decreased $6 million, or 14%, compared to the second quarter of 2006. Net interest income decreased four percent from the prior year despite average loans and leases increasing six percent, as higher yields on automobile loans were offset by a decline in the spread between loan yields and the related FTP charge on residential mortgage products due to the increasingly competitive environment in this segment. Net charge-offs as a percent of average loan and leases increased from 35 bp in the second quarter of 2006 to 54 bp in the second quarter of 2007 due to increases in both residential mortgage and indirect automobile lending.

Consumer Lending had mortgage originations of $3.1 billion and $2.6 billion for the three months ended June 30, 2007 and 2006. Origination fees and gains on loan sales were $23 million, a decrease of $2 million compared to the second quarter of 2006 despite the increase in mortgage originations due to the lower margins on sale of mortgages. The narrowing margins are a result of market conditions and higher mix of originations from the wholesale channel compared to the second quarter of 2006. Mortgage banking net service revenue increased $2 million due primarily to the increase in the net MSR valuation adjustment as a result of increasing long-term interest rates in the second quarter of 2007. Noninterest expense decreased $8 million, or 11%, primarily from lower salaries and related employee benefits expense due to a reduction in personnel compared to the prior year.

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

TABLE 14: Investment Advisors

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income	$37	32	$73	63
Provision for loan and lease losses	2	1	5	2
Noninterest income:
Investment advisory income	99	96	195	188
Other noninterest income	5	5	11	9
Noninterest expense:
Salaries, incentives and benefits	41	44	84	87
Other noninterest expenses	62	56	118	108

Income before taxes	36	32	72	63
Applicable income taxes	13	11	25	22

Net income	$23	21	$47	41

Average Balance Sheet Data
Loans and leases	$3,163	3,072	$3,137	3,058
Core deposits	4,924	4,658	4,868	4,398

Net income increased $2 million, or 12%, compared to the second quarter of 2006 as a result of increased deposits and modest fee growth. Net interest income increased to $37 million, an increase of $5 million, or 18%, as a result of average core deposit growth of six percent and the related increase in the FTP credit for these deposits. Savings and money market deposits were up 27% and consumer time deposits increased 36% compared to the prior year offset by a 11% decline in interest checking.

Investment advisory income increased two percent from the second quarter of 2006. The comparison to the prior year is impacted by the recognition of approximately $3 million in seasonal trust tax fees, which were completed in the first quarter of 2007. In 2006, these fees were earned in the second quarter. Exclusive of this impact, investment advisory income increased six percent primarily due to strong brokerage results and increased sales of insurance and other risk mitigation products. As of June 30, 2007, the Bancorp has $232 billion in assets under care and $34 billion in managed assets.

Noninterest expense grew three percent compared to the prior year as the Investment Advisors segment continues to focus on expense control. Other noninterest expense growth of 11% was partially offset by lower compensation and incentives in comparison to the same quarter last year.

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

TABLE 15: Processing Solutions

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income	$8	8	$15	15
Provision for loan and lease losses	9	2	11	4
Noninterest income:
Merchant processing	114	97	217	186
EFT processing	83	73	165	144
Other noninterest income	15	28	17	30
Noninterest expense:
Salaries, incentives and benefits	19	18	38	35
Payment processing expense	95	75	186	141
Net occupancy and equipment expenses	2	2	4	3
Other noninterest expenses	33	31	64	65

Income before taxes	62	78	111	127
Applicable income taxes	22	27	39	45

Net income	$40	51	$72	82

Net income decreased $11 million, or 21%, compared to the second quarter of 2006 primarily due to the $24 gain from the sale of the Bancorp’s MasterCard, Inc. shares in the second quarter of 2006, which was partially offset by the $12 million gain recognized by the Processing Solutions segment in the second quarter of 2007 on the sale of certain non-strategic credit card accounts. Excluding these transactions, pretax income declined by $4 million, or eight percent, compared to the second quarter of 2006; comparison being provided to supplement an understanding of fundamental revenue trends. Merchant and EFT revenues increased by $17 million, or 17%, and $10 million, or 14%, respectively, primarily due to new customer additions and growth in transaction volume. Strong merchant revenue growth is expected to continue as national contracts signed during the past year convert throughout 2007. The increase in charge-offs was solely due to one large commercial credit that was not typical of the types of loans the segment originates.

Payment processing expense increased 28% from increased transaction volume, expenses related to merchant equipment and additional costs related to bankcard conversion to the Bancorp’s new brand. Merchant transactions processed increased 17% and EFT transactions increased 28% over the second quarter of 2006. Expenses are expected to moderate in future quarters to be more consistent with revenue growth while reflecting spread pressure during the renewal of current customer contracts. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment portfolio, certain non-core deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

Net income decreased by $23 million compared to the same quarter last year. The results of General Corporate and Other were primarily impacted by the repricing of earning assets compared to the repricing of earning liabilities in an inverted yield curve environment. Compared to the second quarter of 2006, the average yield on interest-earning assets and the related FTP charge decreased 21 bp while the average yield on interest-bearing liabilities and the related FTP credit has increased 62 bp. Net interest income decreased $17 million compared to the second quarter of 2006 as a result of the inverted yield curve, mitigated by the reduction in the size of the available-for-sale securities portfolio carried at a negative spread. The General Corporate and Other segment also includes the growth in allowance for loan and leases losses; provision for loan and lease losses was $19 million in the second quarter of 2007 compared to $4 million in the same quarter last year. This increase was offset by losses on the sale of securities of $10 million during the second quarter of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans

The table below summarizes the end of period total loans and leases, which includes loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 16: Components of Total Loans and Leases (includes held for sale)

	June 30, 2007		December 31, 2006		June 30, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$22,162	29	$20,831	28	$20,717	28
Commercial mortgage loans	11,112	14	10,405	14	9,792	13
Commercial construction loans	5,469	7	6,168	8	5,950	8
Commercial leases	3,698	5	3,841	5	3,740	5

Total commercial loans and leases	42,441	55	41,245	55	40,199	54

Consumer:
Residential mortgage loans	10,038	13	9,905	13	9,528	13
Home equity	11,780	15	12,154	16	12,087	17
Automobile loans	10,714	14	10,028	13	9,512	13
Credit card	1,263	2	1,004	1	846	1
Other consumer loans and leases	1,181	1	1,167	2	1,336	2

Total consumer loans and leases	34,976	45	34,258	45	33,309	46

Total loans and leases	$77,417	100	$75,503	100	$73,508	100

Total loans and leases increased five percent over the second quarter of 2006 and three percent over the first quarter of 2007. During the fourth quarter of 2006, the Bancorp reviewed its loan classifications, which resulted in a reclassification of approximately $450 million of commercial loans to commercial mortgage loans. Prior year balances were not restated.

Total commercial loans and leases increased $2.2 billion, or six percent, compared to June 30, 2006 and three percent compared to December 31, 2006. The sequential increase was primarily due to strong growth in commercial loans, which increased six percent over the fourth quarter of 2006. Commercial mortgage loans increased seven percent over the fourth quarter of 2006 with growth driven by the conversion of construction loans to permanent financing. The overall mix of commercial loans was consistent with prior periods.

Total consumer loans and leases increased $1.7 billion, or five percent, compared to June 30, 2006, as a result of the introduction of new residential mortgage products, increased promotion of credit cards and strong automobile loan growth. Credit cards increased to $1.3 billion, an increase of 49%, over the second quarter of 2006, as the Bancorp placed an emphasis on cross-selling credit cards to its existing retail customer base. Automobile loans increased by approximately $1.2 billion, or 13%, due to more indirect financing relationships. Credit card and automobile loan growth was offset by anticipated run-off in the consumer lease portfolio totaling $417 million since the second quarter of 2006. Excluding this run-off, consumer loans and leases grew seven percent compared to the same quarter last year.

TABLE 17: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2007		December 31, 2006		June 30, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$21,587	28	$21,228	28	$20,338	28
Commercial mortgage loans	11,030	14	9,929	13	9,980	14
Commercial construction loans	5,595	7	6,099	8	5,840	8
Commercial leases	3,678	5	3,762	6	3,729	5

Total commercial loans and leases	41,890	54	41,018	55	39,887	55

Consumer:
Residential mortgage loans	10,201	13	10,038	13	9,491	13
Home equity	11,886	15	12,225	16	11,999	16
Automobile loans	10,552	14	9,834	13	9,480	13
Credit card	1,248	2	915	1	797	1
Other consumer loans and leases	1,271	2	1,232	2	1,439	2

Total consumer loans and leases	35,158	46	34,244	45	33,206	45

Total average loans and leases	$77,048	100	$75,262	100	$73,093	100

Total portfolio loans and leases (excludes held for sale)	$75,205		$74,032		$72,209

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased $2.0 billion, or five percent, compared to the second quarter of 2006. The increase in average commercial loans and leases was primarily driven by strong growth in commercial loans and commercial mortgage loans, which combined, increased eight percent over the second quarter of 2006. The Bancorp experienced strong growth in most of its markets, including over 20% growth in the Bancorp’s key growth markets of Nashville, Orlando and Tampa.

Average consumer loans and leases increased $2.0 billion, or six percent, compared to the second quarter of 2006 as a result of the growth in credit card balances and automobile loans. The Bancorp experienced growth in the majority of its markets highlighted by 31% growth in Nashville, 11% in Florida and nine percent in Chicago.

Investment Securities

Total investment securities were $11.5 billion, $11.6 billion and $20.9 billion at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

The following table provides a breakout of the components of investment securities.

TABLE 18: Components of Investment Securities (amortized cost basis)

($ in millions)	June 30, 2007	December 31, 2006	June 30, 2006
Available-for-sale and other:
U.S. Treasury and Government agencies	$103	1,396	505
U.S. Government sponsored agencies	260	100	1,816
Obligations of states and political subdivisions	552	603	650
Agency mortgage-backed securities	9,232	7,999	15,246
Other bonds, notes and debentures	150	172	2,140
Other securities	1,073	966	1,019

Total available-for-sale and other securities	$11,370	11,236	21,376

Held-to-maturity:
Obligations of states and political subdivisions	$344	345	347
Other bonds, notes and debentures	2	11	11

Total held-to-maturity	$346	356	358

During the second quarter of 2007, net unrealized losses on the available-for-sale securities portfolio increased from $162 million at March 31, 2007 to $355 million at June 30, 2007 due to increases in longer-term rates. At June 30, 2007, 98% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities were the result of the movement in market interest rates.

On an amortized cost basis, period end available-for-sale securities increased $134 million since December 31, 2006 and decreased $10.0 billion since June 30, 2006. The increase from the first quarter of 2007 was a result of cash flows being reinvested in the portfolio. The decrease from the second quarter of 2006 was a result of the balance sheet actions taken in the fourth quarter of 2006 to reduce the available-for-sale securities portfolio to a size that is more consistent with its liquidity, collateral and interest rate risk management requirements. At June 30, 2007, available-for-sale securities were 13% of interest-earning assets, unchanged from December 31, 2006 and down from 22% at June 30, 2006. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 5.5 years at June 30, 2007 compared to 4.3 years at December 31, 2006 and 4.8 years at June 30, 2006. The weighted-average yield of the debt securities in the available-for-sale portfolio was 5.33% at June 30, 2007 compared to 5.18% at December 31, 2006 and 4.58% at June 30, 2006.

Information presented in Table 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 19: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2007 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$100	$100	0.1	4.85%
Average life 1 – 5 years	—	—	—	—
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	3	3	13.0	6.50

Total	103	103	0.4	4.91
U.S. Government sponsored agencies:
Average life of one year or less	—	—	—	—
Average life 1 – 5 years	160	159	2.3	4.83
Average life 5 – 10 years	100	94	5.2	4.20
Average life greater than 10 years	—	—	—	—

Total	260	253	3.4	4.59
Obligations of states and political subdivisions (a):
Average life of one year or less	52	52	0.5	7.78
Average life 1 – 5 years	329	333	3.3	7.27	(b)
Average life 5 – 10 years	136	138	6.5	7.07	(b)
Average life greater than 10 years	35	35	11.2	3.92	(b)

Total	552	558	4.3	7.27
Agency mortgage-backed securities:
Average life of one year or less	4	4	0.7	6.90
Average life 1 – 5 years	2,436	2,373	3.5	4.89
Average life 5 – 10 years	6,757	6,470	6.5	5.30
Average life greater than 10 years	35	33	10.1	5.05

Total	9,232	8,880	5.7	5.19
Other bonds, notes and debentures (c):
Average life of one year or less	12	13	0.4	38.65	(d)
Average life 1 – 5 years	128	125	3.0	5.90
Average life 5 – 10 years	10	10	9.3	5.52
Average life greater than 10 years	—	—	—	—

Total	150	148	3.3	8.49
Other securities (e)	1,073	1,073

Total available-for-sale and other securities	$11,370	$11,015	5.5	5.33%

(a)	Taxable-equivalent yield adjustments included in above table are 2.55%, 2.39%, 2.33%, 1.29% and 2.39% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Weighted-average yield excludes $1 million, $17 million and $35 million of securities with an average life of 1-5 years, 5-10 years and greater than 10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.77%.
(c)	Other bonds, notes and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(d)	Amount includes residual interest in an automobile securitization with a cost of $6 million and fair market value of $7 million, which is expected to mature in the third quarter of 2007.
(e)	Other securities consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank restricted stock holdings that are carried at cost, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Deposits

The table below summarizes the end of period total deposits by major category:

TABLE 20: Deposits

	June 30, 2007		December 31, 2006		June 30, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$13,524	20	14,331	21	14,078	20
Interest checking	14,672	21	15,993	23	16,788	24
Savings	15,036	22	13,181	19	12,061	17
Money market	6,334	9	6,584	9	6,505	9

Transaction deposits	49,566	72	50,089	72	49,432	70
Other time	10,428	15	10,987	16	10,627	15

Core deposits	59,994	87	61,076	88	60,059	85
Certificates - $100,000 and over	6,204	9	6,628	10	5,691	8
Foreign office	2,995	4	1,676	2	4,773	7

Total deposits	$69,193	100	69,380	100	70,523	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on transaction account deposit growth in its retail and commercial franchises by expanding its retail franchise, enhancing its product offering and providing competitive rates. During the first quarter of 2007, the Bancorp expanded its deposit product line by offering a new savings account to help customers identify and reach savings goals and an equity-linked certificate of deposit. At June 30, 2007, core deposits represented 59% of the Bancorp’s asset funding base, compared to 57% at June 30, 2006.

Overall, transaction and core deposit balances remained relatively flat compared to June 30, 2006 although balances continued to migrate from demand and interest checking accounts to savings. Compared to December 31, 2006, demand deposit and interest checking balances decreased due to the seasonality of customer tax payments in the second quarter. While the Bancorp continues to realize a mix shift as customers move from lower-yield transaction accounts to higher-yield time deposits, the pace of the shift decreased compared to the prior year. The table below summarizes the average deposits by major category for the three months ended:

TABLE 21: Average Deposits

	June 30, 2007		December 31, 2006		June 30, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$13,370	19	13,882	20	13,764	20
Interest checking	15,061	22	15,744	23	17,025	25
Savings	14,620	21	12,812	18	12,064	17
Money market	6,244	9	6,572	9	6,429	9

Transaction deposits	49,295	71	49,010	70	49,282	71
Other time	10,780	16	10,991	16	10,449	15

Core deposits	60,075	87	60,001	86	59,731	86
Certificates - $100,000 and over	6,511	10	6,750	10	5,316	8
Foreign office	2,369	3	2,758	4	4,382	6

Total deposits	$68,955	100	69,509	100	69,429	100

Average core deposits increased one percent compared to the second quarter of 2006 as increases in savings were offset by declines in interest checking. Average core deposits increased for the Tennessee, Louisville and Northeastern Ohio affiliates by 17%, 9% and 8%, respectively, compared to the second quarter of 2006.

Foreign office deposits represent U.S. dollar denominated deposits of the Bancorp’s foreign branch located in the Cayman Islands. Included in foreign office deposits are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance nor hold collateral. Average balances for commercial customer Eurodollar accounts increased $900 million, to $1.4 billion compared to the second quarter of 2006. Average core deposits increased two percent compared to June 30, 2006, including the commercial customer Eurodollar sweep balances. The remaining foreign office balances are brokered deposits and the Bancorp uses these, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth.

Borrowings

Total short-term borrowings were $7.2 billion at June 30, 2007 compared to $4.2 billion at December 31, 2006 and $7.8 billion at June 30, 2006. As of June 30, 2007, December 31, 2006 and June 30, 2006, total borrowings as a percentage of interest-bearing liabilities were 26%, 23% and 28%, respectively. The decrease in borrowings from the second quarter of 2006 is a result of a reduction in other short-term borrowings and long-term debt due to the balance sheet actions in the fourth quarter of 2006. The Bancorp also reduced long-term debt by redeeming two previous trust preferred securities issuances totaling approximately $300 million in the first quarter of 2007.

The Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the Liquidity Risk Management section for discussion on the Bancorp’s liquidity management. In March 2007, the Bancorp issued $750 million in junior subordinated notes. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion. On August 1, 2007, Fifth Third Capital Trust V, a wholly-owned non-consolidated subsidiary of the Bancorp, issued $500 million of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

TABLE 22: Borrowings

($ in millions)	June 30, 2007	December 31, 2006	June 30, 2006
Federal funds purchased	$3,824	1,421	2,493
Other short-term borrowings	3,331	2,796	5,275
Long-term debt	11,957	12,558	14,502

Total borrowings	$19,112	16,775	22,270

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

Designated risk managers have been assigned to all business lines reporting directly to ERM and directly or indirectly to senior executives within the division or affiliate. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and who report jointly to affiliate presidents and ERM.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of four outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Corporate Credit Committee, the Credit Policy Committee, the Operational Risk Committee and the Executive Asset Liability Risk Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

Quantitative and Qualitative Disclosure about Market Risk (continued)

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

TABLE 23: Commercial Loan and Lease Portfolio (a)

	2007			2006
As of June 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$10,811	13,519	68	10,029	12,433	31
Manufacturing	5,653	12,357	25	4,805	10,507	33
Construction	5,353	8,720	98	5,403	8,961	42
Retail trade	3,834	6,785	20	3,701	6,244	11
Transportation and warehousing	2,297	2,660	3	1,945	2,280	6
Wholesale trade	1,972	3,741	18	1,906	3,574	15
Business services	1,941	3,804	19	1,927	3,536	10
Healthcare	1,940	3,505	10	1,702	2,967	8
Financial services and insurance	1,565	5,201	7	1,173	3,853	4
Individuals	1,205	1,574	12	1,629	2,157	12
Other services	1,002	1,487	11	968	1,323	15
Accommodation and food	849	1,249	11	896	1,318	10
Other	793	1,358	5	958	1,425	4
Public administration	723	941	—	815	992	—
Communication and information	622	1,189	1	617	1,234	3
Entertainment and recreation	604	856	5	539	761	1
Agribusiness	575	759	1	576	803	1
Mining	396	753	5	215	408	3
Utilities	306	1,114	—	296	1,082	—

Total	$42,441	71,572	319	40,100	65,858	209

By loan size:
Less than $200,000	4%	3	12	5	4	16
$200,000 to $1 million	16	11	28	18	13	30
$1 million to $5 million	30	25	43	32	27	40
$5 million to $10 million	17	15	17	18	16	14
$10 million to $25 million	22	25	—	20	24	—
Greater than $25 million	11	21	—	7	16	—

Total	100%	100	100	100	100	100

By state:
Ohio	25%	28	27	24	28	36
Michigan	21	19	28	22	20	20
Illinois	10	10	8	10	10	11
Florida	10	9	11	10	9	6
Indiana	9	9	15	10	9	18
Kentucky	6	6	5	6	6	6
Tennessee	3	3	3	3	3	2
Pennsylvania	1	2	—	1	2	—
Missouri	1	1	—	1	1	—
West Virginia	1	—	—	1	—	—
Out-of-footprint	13	13	3	12	12	1

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Market Risk (continued)

The commercial portfolio is characterized by 87% of outstanding balances and exposures concentrated within the Bancorp’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania, and Missouri. Exclusive of the national large-ticket leasing business, the commercial portfolio is characterized by 94% of outstanding balances and 91% of exposures concentrated within these ten states. The mortgage and construction segments of the commercial portfolio are characterized by 97% of outstanding balances and 98% exposures concentrated within these ten states.

Analysis of Nonperforming Assets

A summary of nonperforming assets is included in Table 24. Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) loans and leases that have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and (iii) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 90 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan are not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

As of June 30, 2007, nonaccrual credits as a percent of total loans and leases were .54%, compared to .39% as of June 30, 2006. Commercial nonaccrual credits as a percent of commercial loans increased since the second quarter of 2006, from .52% to .75%. The majority of the increase was driven by the real estate and construction industries in the Florida and Michigan affiliates. Michigan affiliates nonaccrual credits increased $46 million with two relationships contributing to approximately 40% of the increase. Florida affiliates nonaccrual credits increased $22 million compared to June 30, 2006. Consumer nonaccrual credits as a percent of consumer loans increased since the second quarter of 2006, from .22% to .26%. The increase in consumer nonaccrual credits was also driven primarily by the Michigan and Florida affiliates. As of June 30, 2007, 70% of total nonaccrual credits were secured by real estate compared to 61% as of June 30, 2006. Total nonperforming assets were $528 million at June 30, 2007, compared to $455 million at December 31, 2006 and $358 million at June 30, 2006. Nonperforming assets as percentage of total loans, leases and other assets, including other real estate owned increased to .70% as of June 30, 2007 compared to .61% as of December 31, 2006 and .49% as of June 30, 2006.

Total loans and leases 90 days past due have increased from $191 million as of June 30, 2006 to $302 million as of June 30, 2007, with the majority of the increase in the real estate and construction industries in the Michigan and Florida affiliates.

TABLE 24: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	June 30, 2007	December 31, 2006	June 30, 2006
Commercial loans	$137	127	124
Commercial mortgage	113	84	62
Commercial construction	65	54	18
Commercial leases	4	6	5
Residential mortgage	40	38	34
Consumer loans and leases (a)	47	43	38

Total nonaccrual loans and leases	406	352	281
Other assets, including other real estate owned	122	103	77

Total nonperforming assets	$528	455	358

Commercial loans	$44	38	50
Commercial mortgage	37	17	16
Commercial construction loans	33	6	6
Commercial leases	1	2	—
Residential mortgage (b)	98	68	58
Credit card	18	16	13
Consumer loans and leases (a)	71	63	48

Total 90 days past due loans and leases	$302	210	191

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.70%	.61	.49
Allowance for loan and lease losses as a percent of total nonperforming assets	152	170	210

(a)	Includes home equity, automobile and other consumer loans and leases.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2007, December 31, 2006 and June 30, 2006, these advances were $16 million, $14 million and $10 million, respectively.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 25: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Losses charged off:
Commercial loans	$(29)	(31)	(48)	(66)
Commercial mortgage loans	(16)	(5)	(23)	(8)
Commercial construction loans	(7)	(3)	(13)	(3)
Commercial leases	—	(2)	(1)	(2)
Residential mortgage loans	(9)	(6)	(16)	(10)
Home equity	(22)	(16)	(41)	(33)
Automobile loans	(24)	(19)	(49)	(41)
Credit card	(12)	(9)	(23)	(16)
Other consumer loans and leases	(5)	(5)	(9)	(14)

Total losses	(124)	(96)	(223)	(193)
Recoveries of losses previously charged off:
Commercial loans	5	9	9	12
Commercial mortgage loans	—	1	1	1
Commercial construction loans	—	—	—	—
Commercial leases	—	1	1	3
Residential mortgage loans	—	—	—	—
Home equity	2	3	5	6
Automobile loans	9	9	18	18
Credit card	2	2	5	3
Other consumer loans and leases	4	4	11	10

Total recoveries	22	29	50	53
Net losses charged off:
Commercial loans	(24)	(22)	(39)	(54)
Commercial mortgage loans	(16)	(4)	(22)	(7)
Commercial construction loans	(7)	(3)	(13)	(3)
Commercial leases	—	(1)	—	1
Residential mortgage loans	(9)	(6)	(16)	(10)
Home equity	(20)	(13)	(36)	(27)
Automobile loans	(15)	(10)	(31)	(23)
Credit card	(10)	(7)	(18)	(13)
Other consumer loans and leases	(1)	(1)	2	(4)

Total net losses charged off	$(102)	(67)	(173)	(140)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.44%	.44	.37	.54
Commercial mortgage loans	.56	.18	.41	.14
Commercial construction loans	.48	.18	.42	.08
Commercial leases	.02	.03	.02	(.04)

Total commercial loans	.44	.30	.36	.32

Residential mortgage loans	.43	.22	.38	.24
Home equity	.66	.43	.61	.46
Automobile loans	.58	.43	.59	.50
Credit card	3.28	3.43	3.28	3.30
Other consumer loans and leases	.78	.82	(.26)	.65

Total consumer loans	.68	.46	.61	.49

Total net losses charged off	.55%	.37	.47	.40

Net charge-offs as a percent of average loans and leases outstanding were 55 bp in the second quarter of 2007, an increase from 52 bp and 37 bp for the quarter ended December 31, 2006 and June 30, 2006, respectively. Total commercial loan net charge-offs included $3 million in losses related to the sale of $27 million in nonperforming commercial loans in the second quarter of 2007. The Bancorp’s higher rate of charge-offs in the second quarter of 2007 compared to 2006 was mostly concentrated in the real estate markets of the Florida and Michigan affiliates. Overall, the Bancorp expects the 2007 charge-off ratio to be in the low 50 bp range.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall allowance for loan and lease losses, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the allowance for loan and lease losses. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. The Bancorp continues to monitor recent developments in the credit markets. The Bancorp does not anticipate further deterioration to result in material adverse changes in its financial condition or liquidity.

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

TABLE 26: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Allowance for loan and lease losses:
Beginning balance	$784	749	771	744
Net losses charged off	(102)	(67)	(173)	(140)
Provision for loan and lease losses	121	71	205	149

Ending balance	$803	753	803	753

Reserve for unfunded commitments:
Beginning balance	$79	69	76	70
Provision for unfunded commitments	(2)	5	1	4

Ending balance	$77	74	77	74

The allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 1.06% at June 30, 2007 from 1.04 at December 31, 2006 and 1.04% at June 30, 2006.

Residential Mortgage Portfolio

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 27 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of June 30, 2007 and 2006. Table 28 shows the Bancorp’s originations of these products for the three months ended June 30, 2007 and 2006. The Bancorp does not currently originate mortgage loans that permit principal payment deferral or payments that are less than the accruing interest.

TABLE 27: Residential Mortgage Outstandings

	2007			2006
As of June 30 ($ in millions)	Amount	Percent of total	Delinquency Ratio	Amount	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,903	23%	5.57%	$1,871	22%	3.23%
Interest-only	1,257	15.65		1,218	14.07
Greater than 80% LTV and interest-only	525	6	1.95	554	6.39
80/20 loans	—	—	—	33	—	.25

The Bancorp also sells certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of June 30, 2007 and 2006 were $1.6 billion and 1.78% and $947 million and 1.47%, respectively.

Quantitative and Qualitative Disclosure about Market Risk (continued)

TABLE 28: Residential Mortgage Originations

	2007		2006
($ in millions)	Amount	Percent of total	Amount	Percent of total
For the three months ended June 30:
Greater than 80% LTV with no mortgage insurance	$90	3%	$208	8%
Interest-only	563	18	334	13
Greater than 80% LTV and interest-only	4	—	52	2
80/20 loans	64	2	132	5
80/20 loans and interest-only	6	—	—	—

For the six months ended June 30:
Greater than 80% LTV with no mortgage insurance	198	3	392	8
Interest-only	1,058	18	614	13
Greater than 80% LTV and interest-only	19	—	153	3
80/20 loans	111	2	232	5
80/20 loans and interest-only	44	1	—	—

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

The Bancorp originates Alt-A loans for sale in the secondary market. For the three and six months ended June 30, 2007, the Bancorp originated $447 million and $871 million of Alt-A loans. During the first quarter of 2007, secondary market conditions worsened for these products, and, as a result, approximately $43 million of loans were moved from held for sale to portfolio, and an impairment charge of approximately $2 million was recognized in mortgage banking net revenue. The Bancorp does not plan to originate these mortgages for investment purposes and has not sold Alt-A mortgages with recourse.

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

In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of servicing rights and other sources of the Bancorp’s earnings. Stability of the Bancorp’s net interest income is largely dependent upon the effective management of interest rate risk. Management continually reviews the Bancorp’s balance sheet composition and models the interest rate risk, and possible actions to reduce this risk, given numerous future interest rate scenarios.

Net Interest Income Simulation Model

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions on the balance sheet. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Executive Asset Liability Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s current interest rate risk exposure is determined by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 200 bp parallel ramped increase or decrease in market interest rates. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

Quantitative and Qualitative Disclosure about Market Risk (continued)

The following table shows the Bancorp’s estimated earnings sensitivity profile and the ALCO policy limits on the asset and liability positions as of June 30, 2007:

TABLE 29: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(.11)%	1.78	(5.00)	(7.00)
+100	(.09)	.84	—	—
-100.62		.75	—	—
-200	1.55	.26	(5.00)	(7.00)

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

The following table shows the Bancorp’s EVE sensitivity profile and the ALCO policy limits as of June 30, 2007:

TABLE 30: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(5.37)%	(20.0)
-200	3.20	(20.0)

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

The Bancorp also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of June 30, 2007 are included in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of June 30, 2007:

TABLE 31: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$12,665	8,163	1,324	22,152
Commercial mortgage loans	4,711	4,743	1,590	11,044
Commercial construction loans	3,912	1,335	222	5,469
Commercial leases	1,001	1,855	841	3,697

Subtotal - commercial loans	22,289	16,096	3,977	42,362

Residential mortgage loans	2,396	3,774	2,307	8,477
Home equity	2,629	5,611	3,540	11,780
Automobile loans	3,823	6,195	696	10,714
Credit card	172	1,091	—	1,263
Other consumer loans and leases	450	637	26	1,113

Subtotal - consumer loans	9,470	17,308	6,569	33,347

Total	$31,759	33,404	10,546	75,709

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of June 30, 2007:

TABLE 32: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,545	6,942
Commercial mortgage loans	2,211	4,122
Commercial construction loans	278	1,279
Commercial leases	2,696	—

Subtotal - commercial loans	7,730	12,343

Residential mortgage loans	3,397	2,684
Home equity	1,589	7,562
Automobile loans	6,891	—
Credit card	250	841
Other consumer loans and leases	519	144

Subtotal - consumer loans	12,646	11,231

Total	$20,376	23,574

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $602 million and $483 million as of June 30, 2007 and June 30, 2006, respectively. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity, including consultation with an independent third-party specialist, in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The increase in interest rates during the second quarters of 2007 and 2006 and the resulting impact of changing prepayment speeds led to the recovery in temporary impairment of $12 million and $6 million for the three months ended June 30, 2007 and 2006, respectively. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. The Bancorp recognized a net loss of $9 million and $5 million for the three months ended June 30, 2007 and 2006, respectively, related to changes in the fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further discussion on servicing rights.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income on the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2007 and June 30, 2006 was approximately $202 million and $149 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 5.5 years at June 30, 2007, based on current prepayment expectations. Of the $11.0 billion (fair value basis) of securities in the available-for-sale portfolio at June 30, 2007, $1.8 billion in principal and interest is expected to be received in the next 12 months, and an additional $1.6 billion is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the three months ended June 30, 2007 and 2006, a total of $3.4 billion and $4.7 billion, respectively, were sold, securitized or transferred off-balance sheet.

Additionally, the Bancorp has a shelf registration in place with the U.S. Securities and Exchange Commission (“SEC”) permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of June 30, 2007, $2.3 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations. The Bancorp also has $16.1 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to a 9.53% average equity capital base, provide the Bancorp with a stable funding base.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 69% of its average total assets during the second quarter of 2007. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Bancorp maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At June 30, 2007, shareholders’ equity was $9.2 billion, compared to $10.0 billion at December 31, 2006 and $9.6 billion at June 30, 2006. Average shareholders’ equity as a percentage of average assets for the second quarter of 2007 was 9.53% compared to 9.09% in the same quarter last year. Tangible equity as a percent of tangible assets was 6.92% at June 30, 2007 and 2006, respectively. Overall, capital ratios remain consistent with the prior year as the reduction of assets resulting from the balance sheet actions in the fourth quarter of 2006 was offset by share repurchases throughout 2007. On August 1, 2007, Fifth Third Capital Trust V, a wholly-owned non-consolidated subsidiary of the Bancorp, issued $500 million of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. The issuance added approximately 47 bp to each of the Bancorp’s regulatory capital ratios. See Note 18 for further discussion of this issuance.

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

Quantitative and Qualitative Disclosure about Market Risk (continued)

TABLE 33: Regulatory Capital

($ in millions)	June 30, 2007	December 31, 2006	June 30, 2006
Tier I capital	$8,616	8,625	8,660
Total risk-based capital	11,163	11,385	10,617
Risk-weighted assets	105,950	102,823	101,126
Regulatory capital ratios:
Tier I capital	8.13%	8.39	8.56
Total risked-based capital	10.54	11.07	10.50
Tier I leverage	8.76	8.44	8.38

Dividend Policy

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Bancorp’s quarterly dividend for the second quarter of 2007 was $.42 per share, consistent with the first quarter of 2007 quarterly dividend and an increase of five percent over the $.40 per share declared in the second quarter of 2006.

Stock Repurchase Program

On January 18, 2005, the Bancorp announced that its Board of Directors had authorized management to purchase 20 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased was dependent upon market conditions. The authorization did not include specific price targets or an expiration date. During the second quarter of 2007, the Bancorp repurchased the remaining 9 million shares under this authorization.

On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. During the second quarter of 2007, the Bancorp repurchased approximately 8 million shares under this authorization. At June 30, 2007, the Bancorp had approximately 22 million shares remaining under the current Board of Directors’ authorization.

The Bancorp’s stock repurchase program is an important element of its capital planning activities and the Bancorp views share repurchases as an effective means of delivering value to shareholders. The Bancorp’s second quarter 2007 repurchases of common shares were as follows:

TABLE 34: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	3,240,487	$40.45	3,193,000	5,614,045
May 1, 2007 – May 31, 2007	8,784,654	$41.49	8,683,966	26,930,079
June 1, 2007 – June 30, 2007	4,842,376	$42.20	4,822,661	22,107,418

Total	16,867,517	$41.49	16,699,627	22,107,418

(a)	The Bancorp repurchased 47,487, 100,688 and 19,715 shares during April, May and June of 2007, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

OFF-BALANCE SHEET ARRANGEMENTS

The Bancorp consolidates all of its majority-owned subsidiaries for which the Bancorp is the primary beneficiary. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Bancorp does not possess, nor can exert, significant influence or control, are accounted for by equity method accounting and not consolidated. Those entities in which there is less than 20% ownership are generally carried at the lower of cost or fair value.

Quantitative and Qualitative Disclosure about Market Risk (continued)

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

Through June 30, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The outstanding balance of such loans at June 30, 2007 and 2006 was $3.3 billion and $3.4 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $4.0 billion and $3.8 billion as of June 30, 2007 and 2006, respectively. At June 30, 2007 and 2006, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $13 million, recorded in other liabilities on the Condensed Consolidated Balance Sheets.

The Bancorp utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating-rate home equity lines of credit, certain automobile loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to interests that continue to held by the transferor. The Bancorp’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse and, in some cases, a cash reserve account. At June 30, 2007, the Bancorp had retained servicing assets totaling $607 million, subordinated tranche security interests totaling $8 million and residual interests totaling $14 million. At June 30, 2006, the Bancorp had retained servicing assets totaling $489 million, subordinated tranche security interests totaling $23 million and residual interests totaling $30 million. The Bancorp had the following cash flows with these unconsolidated QSPEs during the six months ended June 30, 2007 and 2006:

TABLE 35: Cash Flows with Unconsolidated QSPEs

For the six months ended June 30 ($ in millions)	2007	2006
Proceeds from transfers, including new securitizations	$911	982
Proceeds from collections reinvested in revolving-period securitizations	38	51
Fees received	15	17

As of June 30, 2007 and 2006, the Bancorp had provided credit recourse on approximately $1.6 billion and $1.3 billion, respectively, of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. As of June 30, 2007 and 2006, the Bancorp maintained an estimated credit loss reserve recorded in other liabilities on the Condensed Consolidated Balance Sheets of approximately $19 million relating to these residential mortgage loans sold. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Quantitative and Qualitative Disclosure about Market Risk (continued)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. At June 30, 2007, the aggregate contractual obligations and commitments were:

TABLE 36: Contractual Obligations and Other Commitments

As of June 30, 2007 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits	$67,301	292	13	1,587	69,193
Long-term debt (a)	128	4,626	1,007	6,196	11,957
Short-term borrowings (b)	7,155	—	—	—	7,155
Noncancelable leases (c)	85	160	122	417	784
Partnership investment commitments (d)	254	—	—	—	254
Capital expenditures (e)	92	—	—	—	92
Purchase obligations	18	19	11	—	48

Total contractually obligated payments due by period	$75,033	5,097	1,153	8,200	89,483

Other commitments by expiration period:
Letters of credit (f)	$2,693	3,168	1,871	426	8,158
Commitments to extend credit (g)	26,204	19,420	—	—	45,624

Total other commitments by expiration period	$28,897	22,588	1,871	426	53,782

(a)	In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(b)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	Includes both operating and capital leases.
(d)	Includes low-income housing, historic and new market tax credit investments.
(e)	Includes commitments to various general contractors for work related to banking center construction.
(f)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(g)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

As of June 30, 2007, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. Further detail on the impact of income taxes is located in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

On May 11, 2007, the Bancorp filed an amended 2006 Form 10-K to restate the Consolidated Statements of Cash Flows for the annual periods 2006, 2005 and 2004. The restatement did not affect the Bancorp’s Consolidated Statements of Income, Consolidated Balance Sheet or Consolidated Statements of Changes in Stockholders’ Equity for any of the affected periods. Accordingly, the Bancorp’s historical revenues, net income, earnings per share, total assets and regulatory capital remained unchanged. The facts and circumstances surrounding this restatement had no impact on the Bancorp’s assessment of disclosure controls and procedures as of the end of the period covered by this report.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	June 30, 2007	December 31, 2006	June 30, 2006
Assets
Cash and due from banks	$2,327	2,737	2,670
Available-for-sale and other securities (a)	11,015	11,053	20,345
Held-to-maturity securities (b)	346	356	358
Trading securities	148	187	173
Other short-term investments	404	809	207
Loans held for sale	1,708	1,150	931
Portfolio loans and leases:
Commercial loans	22,152	20,831	20,717
Commercial mortgage loans	11,044	10,405	9,792
Commercial construction loans	5,469	6,168	5,950
Commercial leases	3,697	3,841	3,740
Residential mortgage loans	8,477	8,830	8,623
Home equity	11,780	12,153	12,087
Automobile loans	10,714	10,028	9,512
Credit card	1,263	1,004	846
Other consumer loans and leases	1,113	1,093	1,310

Portfolio loans and leases	75,709	74,353	72,577
Allowance for loan and lease losses	(803)	(771)	(753)

Portfolio loans and leases, net	74,906	73,582	71,824
Bank premises and equipment	2,063	1,940	1,853
Operating lease equipment	209	202	150
Goodwill	2,192	2,193	2,194
Intangible assets	147	166	185
Servicing rights	607	524	489
Other assets	5,318	5,770	4,732

Total Assets	$101,390	100,669	106,111
Liabilities
Deposits:
Demand	$13,524	14,331	14,078
Interest checking	14,672	15,993	16,788
Savings	15,036	13,181	12,061
Money market	6,334	6,584	6,505
Other time	10,428	10,987	10,627
Certificates - $100,000 and over	6,204	6,628	5,691
Foreign office	2,995	1,676	4,773

Total deposits	69,193	69,380	70,523
Federal funds purchased	3,824	1,421	2,493
Other short-term borrowings	3,331	2,796	5,275
Accrued taxes, interest and expenses	2,114	2,283	1,995
Other liabilities	1,780	2,209	1,767
Long-term debt	11,957	12,558	14,502

Total Liabilities	92,199	90,647	96,555

Shareholders’ Equity
Common stock (c)	1,295	1,295	1,295
Preferred stock (d)	9	9	9
Capital surplus	1,749	1,812	1,788
Retained earnings	8,489	8,317	8,319
Accumulated other comprehensive income	(293)	(179)	(683)
Treasury stock	(2,058)	(1,232)	(1,172)

Total Shareholders’ Equity	9,191	10,022	9,556

Total Liabilities and Shareholders’ Equity	$101,390	100,669	106,111

(a)	Amortized cost: June 30, 2007 - $11,370, December 31, 2006 - $11,236 and June 30, 2006 - $21,376.
(b)	Market values: June 30, 2007 - $346, December 31, 2006 - $356 and June 30, 2006 - $358.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at June 30, 2007 - 535,696,910 (excludes 47,730,194 treasury shares), December 31, 2006 - 556,252,674 (excludes 27,174,430 treasury shares) and June 30, 2006 – 557,894,188 (excludes 25,532,916 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2007	2006	2007	2006
Interest Income
Interest and fees on loans and leases	$1,343	$1,227	2,657	2,375
Interest on securities	143	247	286	497
Interest on other short-term investments	3	3	6	4

Total interest income	1,489	1,477	2,949	2,876
Interest Expense
Interest on deposits	505	471	1,003	882
Interest on short-term borrowings	72	100	131	196
Interest on long-term debt	173	196	340	377

Total interest expense	750	767	1,474	1,455

Net Interest Income	739	710	1,475	1,421
Provision for loan and lease losses	121	71	205	149

Net Interest Income After Provision for Loan and Lease Losses	618	639	1,270	1,272
Noninterest Income
Electronic payment processing revenue	243	211	468	407
Service charges on deposits	142	135	268	261
Investment advisory revenue	97	96	193	187
Corporate banking revenue	88	82	171	157
Mortgage banking net revenue	41	41	81	88
Other noninterest income	96	76	174	157
Securities gains, net	—	14	—	15

Total noninterest income	707	655	1,355	1,272
Noninterest Expense
Salaries, wages and incentives	309	303	601	586
Employee benefits	68	69	155	156
Payment processing expense	97	80	189	151
Net occupancy expense	68	59	133	118
Technology and communications	41	34	81	66
Equipment expense	31	28	60	54
Other noninterest expense	189	186	376	359

Total noninterest expense	803	759	1,595	1,490

Income Before Income Taxes and Cumulative Effect	522	535	1,030	1,054
Applicable income taxes	146	153	295	312

Income Before Cumulative Effect	376	382	735	742
Cumulative effect of change in accounting principle, net (a)	—	—	—	4

Net Income	$376	$382	735	746

Net Income Available to Common Shareholders (b)	$375	$382	734	745

Earnings Per Share	$0.69	$0.69	1.35	1.34
Earnings Per Diluted Share	$0.69	$0.69	1.34	1.34

(a)	Reflects a benefit of $4 million (net of $2 million of tax) for the adoption of SFAS No. 123(R) as of January 1, 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards.
(b)	Dividends on preferred stock are $.185 and $.370 for the three and six-month periods ended June 30, 2007 and 2006, respectively.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	For the six months ended June 30,
($ in millions, except per share data)	2007	2006
Total shareholders’ equity, beginning	$10,022	9,446
Net income	735	746
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities	(111)	(275)
Qualifying cash flow hedges	(6)	5
Change in accumulated other comprehensive income related to employee benefit plans	3	—

Comprehensive income	621	476
Cash dividends declared:
Common stock (2007 - $.84 per share and 2006 - $.78 per share)	(456)	(434)
Preferred stock (a)	—	—
Stock-based awards exercised, including treasury shares issued	45	24
Stock-based compensation expense	35	44
Loans repaid (issued) related to the exercise of stock-based awards, net	2	5
Change in corporate tax benefit related to stock-based compensation	3	—
Shares acquired for treasury	(973)	—
Diversification of nonqualified deferred compensation plan	(18)	—
Impact of cumulative effect of change in accounting principle (b)	(98)	(6)
Other	8	1

Total shareholders’ equity, ending	$9,191	9,556

(a)	Dividends on preferred stock are $.370 million for the six months ended June 30, 2007 and 2006.
(b)	2007 includes $96 million impact due to the adoption of FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” on January 1, 2007 and $2 million impact due to the adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. 2006 impact is due to the adoption of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended, ($ in millions)	2007	2006 (Restated, See Note 16)
Operating Activities
Net income	$735	746
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	205	149
Depreciation, amortization and accretion	185	193
Cumulative effect of change in accounting principle	—	(4)
Stock-based compensation expense	35	44
Provision (benefit) for deferred income taxes	10	(55)
Realized securities gains	(2)	(27)
Realized securities losses	1	12
Net gains on sales of loans	(101)	(65)
Loans originated for sale, net of repayments	(6,289)	(4,129)
Proceeds from sales of loans held for sale	5,672	4,431
Decrease (increase) in trading securities	39	(56)
Decrease (increase) in other assets	469	(317)
(Decrease) increase in accrued taxes, interest and expenses	(207)	57
Excess tax benefit related to stock-based compensation	(4)	(4)
(Decrease) increase in other liabilities	(559)	143

Net Cash Provided by Operating Activities	189	1,118

Investing Activities
Proceeds from sales of available-for-sale securities	385	448
Proceeds from calls, paydowns and maturities of available-for-sale securities	3,671	1,608
Purchases of available-for-sale securities	(4,165)	(894)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	10	34
Purchases of held-to-maturity securities	—	(2)
Decrease (increase) in other short-term investments	405	(49)
Net increase in loans and leases	(2,001)	(2,964)
Proceeds from sale of loans	515	305
Increase in operating lease equipment	(16)	(17)
Purchases of bank premises and equipment	(232)	(247)
Proceeds from disposal of bank premises and equipment	24	42
Cash paid in business combination	—	(5)

Net Cash Used In Investing Activities	(1,404)	(1,741)

Financing Activities
(Decrease) increase in core deposits	(1,082)	449
Increase in certificates - $100,000 and over, including foreign office	895	2,640
Increase (decrease) in federal funds purchased	2,403	(2,830)
Increase in other short-term borrowings	535	1,016
Proceeds from issuance of long-term debt	1,748	1,834
Repayment of long-term debt	(2,324)	(2,502)
Payment of cash dividends	(452)	(422)
Exercise of stock-based awards, net	47	29
Purchases of treasury stock	(973)	—
Excess tax benefit related to stock-based compensation	4	4
Other	4	(3)

Net Cash Provided by Financing Activities	805	215

Decrease in Cash and Due from Banks	(410)	(408)
Cash and Due from Banks at Beginning of Period	2,737	3,078

Cash and Due from Banks at End of Period	$2,327	2,670

Cash Payments
Interest	$1,472	1,410
Income taxes	289	319
Supplemental Cash Flow Information
Business acquisitions:
Fair value of tangible assets acquired (noncash)	—	6
Goodwill and identifiable intangible assets acquired	—	17
Liabilities assumed and note issued	—	(18)

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2007 and 2006, the results of operations for the three and six months ended June 30, 2007 and 2006, the cash flows for the six months ended June 30, 2007 and 2006 and the changes in shareholders’ equity for the six months ended June 30, 2007 and 2006. In accordance with accounting principles generally accepted in the United States of America for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three and six months ended June 30, 2007 and 2006 and the cash flows for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2006 has been derived from the annual Consolidated Financial Statements of the Bancorp and the amended Form 10-K. For further information on the amended Form 10-K see Note 16.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement was effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after September 15, 2005. On January 1, 2006, the Bancorp elected to adopt this Statement using the modified retrospective application. Adoption of this Statement had three impacts on the Bancorp’s Condensed Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding; ii) the reclassification in the Condensed Consolidated Statements of Cash Flows of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section and iii) the recognition of approximately $9 million of incremental salaries, wages and incentives expense in the second quarter of 2006 related to the issuance in April 2006 of stock-based awards to retirement-eligible employees. The adoption of this Statement did not have an impact on basic or diluted earnings per share. For further information on stock-based compensation, see Note 12.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125,” as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement on January 1, 2007 did not have a material effect on the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB FIN No. 48.” FSP FIN 48-1 amends FIN No. 48 to provide guidance on determining whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits. The concept of “effectively settled” replaces the concept of “ultimately settled” originally issued in FIN 48. The tax position can be considered “effectively settled” upon completion of an examination by the taxing authority if the entity does not plan to appeal or litigate any aspect of the tax position and it is remote that the taxing authority would examine any aspect of the tax position. For effectively settled tax positions, the full amount of the tax benefit can be recognized. The guidance in FSP FIN 48-1 was effective upon initial adoption of FIN No. 48. FIN No. 48 was effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation will be recognized as an adjustment to the beginning balance of retained earnings. Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this interpretation.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This Statement also requires recognition, as a component of other comprehensive income (net of tax), of the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 and No. 106. Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Bancorp adopted this Statement on December 31, 2006. The effect of this Statement was to recognize $59 million, after-tax, of net actuarial losses and prior service cost as a reduction to accumulated other comprehensive income.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

3.	Intangible Assets and Goodwill

Intangible assets consist of core deposits, servicing rights, customer lists and non-competition agreements. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at June 30, 2007 of 3.25 years. For further information on servicing rights, see Note 4. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of June 30, 2007:
Mortgage servicing rights	$1,321	(707)	(12)	602
Other consumer and commercial servicing rights	24	(19)	—	5
Core deposits	410	(286)	—	124
Other	45	(22)	—	23

Total intangible assets	$1,800	(1,034)	(12)	754

As of December 31, 2006:
Mortgage servicing rights	$1,210	(664)	(27)	519
Other consumer and commercial servicing rights	23	(18)	—	5
Core deposits	417	(276)	—	141
Other	43	(18)	—	25

Total intangible assets	$1,693	(976)	(27)	690

As of June 30, 2006:
Mortgage servicing rights	$1,138	(627)	(28)	483
Other consumer and commercial servicing rights	23	(17)	—	6
Core deposits	417	(258)	—	159
Other	39	(13)	—	26

Total intangible assets	$1,617	(915)	(28)	674

As of June 30, 2007, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended June 30, 2007 and 2006 was $34 million and $28 million, respectively. For the six months ended June 30, 2007 and 2006, amortization expense was $66 million and $56 million, respectively.

Estimated amortization expense, including servicing rights, for the years ending December 31, 2007 through 2011 is as follows:

($ in millions)
2007 (a)	$128
2008	113
2009	98
2010	83
2011	61

(a)	Includes six months actual and six months estimated.

Changes in the net carrying amount of goodwill by reporting segment for the six months ended June 30, 2007 and 2006 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2006	$871	797	182	138	205	2,193
Acquisition activity	—	(1)	—	—	—	(1)

Balance as of June 30, 2007	$871	796	182	138	205	2,192

Balance as of December 31, 2005	$871	798	182	127	191	2,169
Acquisition activity	—	—	—	—	14	14
Reclassification	—	—	—	11	—	11

Balance as of June 30, 2006	$871	798	182	138	205	2,194

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

The Bancorp sold fixed and adjustable rate residential mortgage loans during the second quarter of 2007 and 2006. In those sales, the Bancorp obtained servicing responsibilities. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp identifies classes (i.e., fixed and adjustable rate residential mortgage loans) of servicing assets based on the availability of market inputs used in determining the fair value of servicing assets. For the three months ended June 30, 2007 and 2006, the Bancorp recognized pretax gains of $25 million and $27 million, respectively, on the sales of residential mortgage loans. Additionally, the Bancorp recognized $36 million and $30 million in servicing fees on residential mortgages for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, the Bancorp recognized pretax gains of $51 million and $48 million, respectively, on the sales of residential mortgage loans. Additionally, the Bancorp recognized $69 million and $59 million in servicing fees on residential mortgages for the six months ended June 30, 2007 and 2006. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue.

During the second quarter of 2007 and 2006, the Bancorp sold student loans and certain commercial loans and obtained servicing responsibilities. The Bancorp also securitized and sold certain automobile loans in 2004 and securitized and sold certain home equity lines of credit in 2003, in which the Bancorp obtained servicing responsibilities and subordinated interests. The investors and the securitization trusts have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp’s interests that continue to be held by the transferor are subordinate to investor’s interests. At June 30, 2007 and 2006, the value of the servicing asset and subordinated interest related to these sales were immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

As of June 30, 2007 and 2006, the key economic assumptions used in measuring the Bancorp’s interests that continue to be held by the transferor were as follows:

		June 30, 2007				June 30, 2006
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.9	9.5%	9.4%	N/A	8.3	9.0%	9.8%	N/A
Servicing assets	Adjustable	3.2	28.0	12.6	N/A	3.5	25.5	10.5	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial. At June 30, 2007 and 2006, the Bancorp serviced $31.5 billion and $27.1 billion of residential mortgage loans for other investors.

The value of servicing assets is subject to credit, prepayment and interest rate risks on the sold financial assets. At June 30, 2007, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
				Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$584	6.9	9.5%	$23	43	9.4%	$22	43	—%	$—	—
Servicing assets	Adjustable	48	3.2	28.0	3	6	12.6	1	3	—	—	—

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the servicing asset related to residential mortgage loans for the six months ended June 30, 2007 and 2006:

($ in millions)	2007	2006
Carrying amount as of the beginning of period	$546	479
Servicing obligations that result from transfer of residential mortgage loans	111	63
Amortization	(43)	(31)

Carrying amount before valuation allowance	$614	511

Valuation allowance for servicing assets:
Beginning balance	(27)	(46)
Servicing valuation recovery	15	18

Ending balance	(12)	(28)

Carrying amount as of the end of the period	$602	483

Temporary impairment or impairment recovery, effected through a change in the MSR valuation reserve, are captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the six months ended June 30, 2007 and 2006:

($ in millions)	2007	2006
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2006 and 2005)	$483	413
Fair value at end of period	584	490
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2006 and 2005)	45	45
Fair value at end of period	48	46

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

The Bancorp recognized a net loss of $11 million and $6 million in the six months ended June 30, 2007 and 2006, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of June 30, 2007 and 2006, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $20 million and $10 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $14 million and $13 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $5.3 billion and $0.9 billion as of June 30, 2007 and 2006, respectively. As of June 30, 2007, the available-for-sale securities portfolio included $315 million of securities related to the non-qualifying hedging strategy.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

FAIR VALUE HEDGES - The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three months ended June 30, 2007 and 2006, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. Ineffectiveness results to the extent changes in the fair value of the recorded derivative do not offset changes in fair value of the debt due to changes in the hedged risk. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps (accounted for as a fair value hedge using the long-haul method) is reported within interest expense in the Condensed Consolidated Statements of Income. For the three months ended June 30, 2007 and 2006, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp also enters into forward contracts to hedge its residential mortgage loans held for sale. The hedged mortgage loans held for sale are grouped into portfolios of loans that share the same risk exposure. For the three months ended June 30, 2007, the ineffectiveness of the hedging relationships related to residential mortgage loans held for sale were insignificant to the Bancorp’s Condensed Consolidated Statements of Income. Those forward contracts that do not meet the criteria for fair value hedge accounting are accounted for as free-standing derivatives.

The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

	June 30, 2007		December 31, 2006		June 30, 2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$—	$—	—	—	300	3
Forward contracts related to mortgage loans held for sale	989	13	653	4	—	—

Total included in other assets		$13		4		3

Included in other liabilities:
Interest rate swaps related to debt	$2,575	$151	2,575	95	2,075	158
Forward contracts related to mortgage loans held for sale	807	2	419	2	—	—

Total included in other liabilities		$153		97		158

During 2006, the Bancorp terminated interest rate swaps designated as fair value hedges and, in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the three months ended June 30, 2007 and 2006, $3 million and $4 million in net deferred losses, net of tax, on the terminated fair value hedges were amortized into interest expense, respectively.

CASH FLOW HEDGES - The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates and to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2007, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. For the three months ended June 30, 2007, cash flow hedge ineffectiveness was insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2007, $7 million of deferred losses on cash flow derivatives are recorded in accumulated other comprehensive income. Gains and losses on cash flow derivatives are reclassified from accumulated other comprehensive income to current period earnings and are included in the line in which the hedged item’s effect in earnings is recorded. As of June 30, 2007, less than $1 million in net deferred losses, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

	June 30, 2007		December 31, 2006		June 30, 2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate floors related to commercial loans	$1,500	$32	—	—	—	—
Interest rate caps related to debt	1,750	26	—	—	—	—

Total included in other assets		$58		—		—

In prior periods, the Bancorp terminated certain derivatives qualifying as cash flow hedges. The deferred gains or losses of those terminated instruments, net of tax, were included in accumulated other comprehensive income and amortized over the designated hedging periods. As of December 31, 2006 and June 30, 2006, less than $1 million and $8 million, respectively, of deferred losses, net of tax, related to terminated cash flow hedges were recorded in accumulated other comprehensive income. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction effects earnings and are included in the line item in which the hedged item’s effect in earnings is recorded.

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

Starting in the first quarter of 2007, the Bancorp offered its customers an equity-linked certificate of deposit that has a return linked to equity indices. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp enters into an offsetting derivative contract to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and derivative contract entered into by the Bancorp are recorded as a free-standing derivatives and recorded at fair value with offsetting gains and losses recognized in the Condensed Consolidated Statements of Income.

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

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, swaptions, floors, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The Bancorp enters into forward swaps to economically hedge the change in fair value of certain commercial mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on commercial and residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2007	2006	2007	2006
Foreign exchange contracts for customers	$14	11	$27	25
Commodity contracts for customers	—	—	1	—
Interest rate lock commitments	(4)	2	—	(1)
Derivative instruments related to held-for-sale mortgages	13	2	10	4
Derivative instruments related to MSR portfolio	(9)	(5)	(11)	(6)
Derivative instruments related to foreign currency risk	(9)	—	(10)	—
Derivative instruments related to interest rate risk	—	(1)	(1)	(1)

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

	June 30, 2007		December 31, 2006		June 30, 2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Foreign exchange contracts for customers	$5,214	$200	5,064	164	4,998	149
Interest rate contracts for customers	9,902	110	8,174	110	6,982	128
Commodity contracts for customers	101	8	68	4	—	—
Derivative instruments related to equity-linked CD	27	3	—	—	—	—
Interest rate lock commitments	537	2	389	2	379	2
Derivative instruments related to held-for-sale mortgages	151	2	243	1	1,057	6
Derivative instruments related to MSR portfolio	3,325	20	2,335	14	276	10
Derivative instruments related to foreign currency risk	129	—	68	1	—	—
Derivative instruments related to interest rate risk	6	—	213	9	204	9

Total included in other assets		$345		305		304

Included in other liabilities:
Foreign exchange contracts for customers	$4,838	$181	4,783	149	4,423	137
Interest rate contracts for customers	9,971	110	8,398	110	7,109	128
Commodity contracts for customers	78	8	62	4	—	—
Derivative instruments related to equity-linked CD	26	3	—	—	—	—
Interest rate lock commitments	578	3	750	3	322	1
Derivative instruments related to held-for-sale mortgages	204	1	103	1	144	1
Derivative instruments related to MSR portfolio	1,972	14	583	5	656	13
Derivative instruments related to interest rate risk	19	—	7	—	5	—

Total included in other liabilities		$320		272		280

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s derivative instrument positions (excluding $31.4 billion in notional amount from the customer accommodation program) at June 30, 2007:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$2,575	90	4.60%	5.39%
Mortgage lending commitments:
Forward contracts on residential mortgage loans held for sale	2,085	1
Forward swaps on commercial mortgage loans held for sale	66	105
Mortgage servicing rights portfolio:
Interest rate swaps - Receive fixed/pay floating	2,472	48	5.39	5.19
Interest rate swaps - Receive floating/pay fixed	250	77	5.34	4.78
Interest rate swaptions – Receive fixed	925	4	4.70
Interest rate swaptions – Pay fixed	200	2		6.20
Purchased swaptions	1,450	5		5.85
Collective balance sheet risk:
Interest rate floors	1,500	70
Interest rate caps	1,750	48
Interest rate futures/forwards	25	3

Total	$13,298

6.	Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

As of June 30, 2007 and 2006, the Bancorp had issued $8.2 billion and $7.9 billion, respectively, of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $8.2 billion and $7.9 billion, respectively. Upon issuance, the Bancorp recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At June 30, 2007 and 2006, the reserve related to these standby letters of credit was approximately $1 million. Approximately 69% and 70% of the total standby letters of credit were secured at June 30, 2007 and 2006, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through June 30, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third party. The outstanding balance of such loans at June 30, 2007 and 2006 was $3.3 billion and $3.4 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $4.0 billion and $3.8 billion as of June 30, 2007 and 2006, respectively. At June 30, 2007 and 2006, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $13 million recorded in other liabilities on the Condensed Consolidated Balance Sheets.

As of June 30, 2007 and 2006, the Bancorp had provided credit recourse on approximately $1.6 billion and $1.3 billion, respectively, of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $19 million relating to these residential mortgage loans sold at June 30, 2007 and 2006, which is recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

As of June 30, 2007 and 2006, the Bancorp had fully and unconditionally guaranteed $817 million and $376 million, respectively, of certain long-term borrowing obligations issued by three wholly-owned issuing trust entities. During the first quarter of 2007, the amount guaranteed increased due to the issuance of $750 million of trust preferred securities which was partially offset by the redeeming of two previous trust preferred securities issuances that totaled approximately $300 million. On August 1, 2007, the Bancorp entered into an additional obligation through a wholly-owned issuing trust entity. See Note 18 for further discussion on this issuance.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the six months ended June 30, 2007 and 2006, the Bancorp processed approximately $67 million and $62 million, respectively, of chargebacks presented by issuing banks, resulting in no material actual losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve at June 30, 2007 and 2006.

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of June 30, 2007 was $51 million compared to $55 million as of June 30, 2006. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, FTS does not maintain a loss reserve.

7.	Income Taxes

As of January 1, 2007, the Bancorp adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this Interpretation. Upon adoption, the Bancorp had unrecognized tax benefits of $446 million, which included $99 million of tax positions that, if recognized, would impact the effective tax rate and $7 million in tax positions that would impact goodwill. The remaining $340 million is related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of those deductions. A significant portion of these tax positions relate to the leveraged lease litigation discussed below and in Note 10. The balance of the uncertain tax positions did not materially change during the quarter ended June 30, 2007.

Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. At January 1, 2007, the Bancorp had accrued interest, net of the related tax benefit, of $65 million. No liabilities were recorded for penalties.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions will significantly increase or decrease during the next 12 months. The Bancorp has filed suit in the United States District Court for the Southern District of Ohio in a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The trial is scheduled for November 2007. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. While it is possible that a settlement of some portion of these issues may be reached in connection with the trial, the Bancorp believes a settlement is unlikely. At this time, an estimate of the range of the reasonably possible changes cannot be made.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

9.	Related Party Transactions

At June 30, 2007 and 2006, certain directors, executive officers, principal holders of the Bancorp’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiaries in the aggregate amount, net of participations, of $269 million and $270 million, respectively. As of June 30, 2007 and 2006, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $64 million and $65 million, respectively.

Commitments to lend to related parties as of June 30, 2007 and 2006, net of participations, were comprised of $260 million and $258 million, respectively, to directors and $9 million and $12 million, respectively, to executive officers. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features. None of the Bancorp’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or QSPE with which the Bancorp transacts business.

The Bancorp maintains written policy and procedures covering related party transactions. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to the loan closing, Compliance Risk Management must approve and determine whether the transaction requires approval from or a post notification be sent to the Bancorp’s Board of Directors.

10.	Legal and Regulatory Proceedings

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. Management continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, they believe a resolution may involve a projected change in the timing of the leveraged lease cash flows. Recently issued FSP FAS 13-2, which was effective as of January 1, 2007, mandates that a change or projected change in the timing of lessor cash flows related to income taxes generated by leveraged lease transactions, excluding interest and penalty assessments, will require a lessor to recalculate the rate of return and allocation of income to positive investment years from inception of the lease. Upon adoption of FSP FAS 13-2 on January 1, 2007, the Bancorp recorded a $96 million after-tax charge to retained earnings related to its portfolio of leveraged leases. The amount of this reduction will be recognized as income over the remaining term of the affected leases. During the first quarter of 2007, the Bancorp made deposits of $386 million with the IRS to mitigate the risk associated with tax years currently under audit. These deposits enable the Bancorp to stop the accrual of interest on any tax deficiency, to the extent of the deposit, if the Bancorp is not ultimately successful.

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

As an outgrowth of the recent SEC consent order involving BISYS Fund Services, Inc. (“BISYS”) which previously provided certain administrative services to the Fifth Third Funds (the “Funds”), Fifth Third Asset Management, Inc. (“FTAM”), an indirect wholly-owned subsidiary of the Bancorp, received an informal request for information from the SEC regarding its past dealings with BISYS. In connection with its response to SEC in this matter, FTAM made a one-time contribution to the Funds in an amount that is, in management’s opinion, immaterial to the Bancorp.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases have been consolidated by the Multidistrict Litigation Panel and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and will also be consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of May 2006 through December 2006. Another was filed by a bank and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

In June 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a suit in the United States District Court for the Southern District of Ohio against the Bancorp and its Ohio banking subsidiary. In the suit, Katz alleges that the Bancorp and its Ohio bank are infringing on Katz’s patents for interactive call processing technology by offering certain automated telephone banking and other services. This lawsuit is one of many related patent infringement suits brought by Katz in various courts against numerous other defendants. Katz is seeking unspecified monetary damages and penalties as well as injunctive relief in the suit. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

11.	Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2007	2006	2007	2006
Service cost	$14	113	108	232
Interest cost	3,150	4,002	6,926	7,328
Expected return on assets	(4,701)	(4,571)	(9,875)	(9,520)
Amortization of actuarial loss	1,711	1,945	3,967	4,339
Amortization of unrecognized prior service cost	129	130	260	259

Net periodic pension cost	$303	1,619	1,386	2,638

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

Based on the current year actuarial assumptions, the Bancorp did not make any cash contributions to its pension plans during the six months ended June 30, 2007 and does not expect to contribute to the plans during the remainder of 2007.

The Bancorp offers certain officers (Vice President level and above) a nonqualified deferred compensation plan. This plan allows for the deferral of base salary and/or bonus. The plan also provides for the Bancorp to make a contribution for loss of qualified plan 401(k) match and/or discretionary contribution due to deferral of pay into this plan or due to wage and/or contribution limitations under the qualified 401(k) plan. These contributions have historically been invested 100% in the Bancorp’s common stock; however, beginning January 1, 2007, participants may diversify their investments into the existing 401(k) plan investment alternatives. The impact of the diversification of the nonqualified deferred compensation plan was recorded in the Bancorp’s Condensed Consolidated Statements of Changes in Shareholders’ Equity during the first quarter of 2007.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

On December 31, 2006, the Bancorp adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 2 “Recent Accounting Pronouncements” for further information.

12.	Stock-Based Compensation

Effective January 1, 2006, the Bancorp adopted SFAS No. 123(R), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period.

Stock-based compensation awards are eligible for issuance under the Incentive Compensation Plan approved by shareholders on March 23, 2004, to key employees, officers and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan provides for nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and stock awards. Stock options and SARs are issued at fair market value based on the closing price on the date of grant, have up to ten-year terms and vest and become fully exercisable either at the end of four years or ratably over four years of continued employment. Currently, all SARs outstanding are to be settled with stock. Restricted stock grants vest either after four years or ratably after three, four and five years of continued employment and include dividend and voting rights. Performance shares and stock awards have three-year cliff vesting terms with performance and market conditions as defined by the plan.

Approximately 6.6 million SARs and 1.5 million restricted stock awards were granted during the six months ended June 30, 2007. For the six months ended June 30, 2006, approximately 6.9 million SARs and 1.1 million restricted stock awards were granted. The weighted-average grant-date fair values of SARs granted were $6.24 and $7.33 for the six months ended June 30, 2007 and 2006, respectively. The Bancorp uses the following assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant for the six months ended June 30:

	2007	2006
Expected option life (in years)	6	6
Expected volatility	22%	23%
Expected dividend yield	4.44%	4.06%
Risk-free interest rate	4.56%	4.88%

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

Stock-based compensation expense was $18 million and $30 million for the three months ended June 30, 2007 and 2006, respectively, and $35 million and $44 million for the six months ended June 30, 2007 and 2006, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income. Stock-based compensation expense for the three months ended June 30, 2007 and 2006 included $3 million and $9 million, respectively, related to the issuance in April of stock-based awards to retirement eligible employees.

13.	Accumulated Other Comprehensive Income

The Bancorp has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Condensed Consolidated Statements of Changes in Shareholders’ Equity and in the table below. On December 31, 2006, the Bancorp adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires companies to recognize the unamortized actuarial net gains or losses and unamortized prior service costs as components of accumulated other comprehensive income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the six months ended June 30 were as follows:

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2007
Losses on available-for-sale securities	$(171)	60	(111)
Unrecognized losses on available-for-sale securities				$(119)	(111)	(230)

Losses on cash flow hedge derivatives	(11)	4	(7)
Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	1	—	1

Unrecognized losses on cash flow hedge derivatives	(10)	4	(6)	(1)	(6)	(7)

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	4	(1)	3

Total defined benefit plans	4	(1)	3	(59)	3	(56)

Total other comprehensive income	$(177)	63	(114)

Total accumulated other comprehensive income				$(179)	(114)	(293)

2006
Losses on available-for-sale securities	$(407)	142	(265)
Reclassification adjustment for net gains recognized in net income	(15)	5	(10)

Unrecognized losses on available-for-sale securities	(422)	147	(275)	$(395)	(275)	(670)

Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	8	(3)	5
Unrecognized gains (losses) on cash flow hedge derivatives				(13)	5	(8)

Change in minimum pension liability	—	—	—	(5)	—	(5)

Total other comprehensive income	$(414)	144	(270)

Total accumulated other comprehensive income				$(413)	(270)	(683)

14.	Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2007			2006
For the three months ended June 30: (in millions except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$376			$382

Net income available to common shareholders (a)	$375	540	$0.69	$382	555	$0.69

Earnings per diluted share:
Net income available to common shareholders	$375	540	$0.69	$382	555	$0.69
Effect of dilutive securities:
Stock based awards		3	—		2	—
Convertible preferred stock (b)	—	—	—	—	—	—

Net income available to common shareholders plus assumed conversions	$375	543	$0.69	$382	557	$0.69

(a)	Dividends on preferred stock are $.185 million for the three months ended June 30, 2007 and 2006.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the three months ended June 30, 2007 and 2006.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	2007			2006
For the six months ended June 30: (in millions except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income before cumulative effect	$735			$742

Net income available to common shareholders before cumulative effect (a)	734	546	$1.35	741	555	$1.34
Cumulative effect of change in accounting principle, net of tax	—	—	—	4	—	—

Net income available to common shareholders (a)	$734	546	$1.35	$745	555	$1.34

Earnings per diluted share:
Net income available to common shareholders before cumulative effect	$734	546	$1.35	$741	555	$1.34
Effect of dilutive securities:
Stock based awards		3	(0.01)		2	—
Convertible preferred stock (b)	—	—	—	—	—	—

Income plus assumed conversions before cumulative effect	734	549	$1.34	741	557	$1.34
Cumulative effect of change in accounting principle, net of tax	—	—	—	4	—	—

Net income available to common shareholders plus assumed conversions	$734	549	$1.34	$745	557	$1.34

(a)	Dividends on preferred stock are $370 million for the six months ended June 30, 2007 and 2006.
(b)	The additive effect to income from dividends on convertible preferred stock is $.290 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the six months ended June 30, 2007 and 2006.

Options to purchase 33.4 million and 34.9 million shares outstanding during the three months ended June 30, 2007 and 2006, respectively, and 32.7 million shares outstanding during the six months ended June 30, 2007 and 2006 were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

15.	Business Segments

The Bancorp’s principal activities include Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through retail locations. Consumer Lending includes the Bancorp’s mortgage, home equity, auto and other indirect lending activities. Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. The General Corporate and Other column includes the unallocated portion of the investment portfolio, certain non-deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

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

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the Treasury swap curve. Matching duration, or the expected term until an instrument can be repriced, allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology, including the benefit from the widening spread between deposit costs and wholesale funding, is captured in General Corporate and Other. During 2006, the Bancorp made certain changes to the average duration of indeterminate-lived deposits and corresponding changes to the FTP crediting rates assigned to those deposits. This change more closely aligns the crediting rates to the expected economic benefit while continuing to insulate the segments from interest rate volatility.

The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. The financial information for each segment is reported on the basis used internally by the Bancorp’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers. Results of operations and selected financial information by segment for the three and six months ended June 30, 2007 and 2006 are as follows:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	General Corporate	Eliminations		Total
Three months ended June 30, 2007:
Net interest income (a)	$292	370	88	37	8	(50)			745
Provision for loan and lease losses	25	39	27	2	9	19			121

Net interest income after provision for loan and lease losses	267	331	61	35	(1)	(69)			624
Noninterest income:
Electronic payment processing	3	57	—	—	197	1	(15	)(b)	243
Service charges on deposits	35	103	—	2	2	—			142
Investment advisory revenue	1	24	—	99	—	(2)	(25	)(c)	97
Corporate banking revenue	80	3	—	2	1	2			88
Mortgage banking net revenue	—	1	39	—	—	1			41
Other noninterest income	15	30	18	1	12	20			96

Total noninterest income	134	218	57	104	212	22	(40)		707
Noninterest expense:
Salaries, wages and incentives	52	94	14	35	16	98			309
Employee benefits	10	25	7	6	3	17			68
Payment processing expense	—	2	—	—	95	—			97
Net occupancy expense	4	34	2	2	1	25			68
Technology and communications	1	4	1	1	8	26			41
Equipment expense	1	10	—	—	1	19			31
Other noninterest expense	121	122	40	59	25	(138)	(40)		189

Total noninterest expense	189	291	64	103	149	47	(40)		803
Income before income taxes	212	258	54	36	62	(94)			528
Applicable income taxes (a)	50	91	19	13	22	(43)			152

Net income	$162	167	35	23	40	(51)	—		376

Average assets	$37,765	45,177	23,454	6,022	1,778	(13,429)	—		100,767

Three months ended June 30, 2006:
Net interest income (a)	$291	326	92	32	8	(33)			716
Provision for loan and lease losses	21	26	17	1	2	4			71

Net interest income after provision for loan and lease losses	270	300	75	31	6	(37)			645
Noninterest income:
Electronic payment processing	3	50	—	—	170	—	(12	)(b)	211
Service charges on deposits	36	95	—	2	2	—			135
Investment advisory revenue	1	23	—	96	—	(1)	(23	)(c)	96
Corporate banking revenue	75	4	—	2	—	1			82
Mortgage banking net revenue	—	1	39	1	—	—			41
Other noninterest income	5	24	21	—	1	25			76
Securities gains (losses), net	—	—	—	—	25	(11)			14

Total noninterest income	120	197	60	101	198	14	(35)		655
Noninterest expense:
Salaries, wages and incentives	50	89	19	37	15	93			303
Employee benefits	11	26	8	7	3	14			69
Payment processing expense	—	6	—	—	75	(1)			80
Net occupancy expense	4	30	2	2	1	20			59
Technology and communications	1	3	—	1	7	22			34
Equipment expense	—	8	—	—	1	19			28
Other noninterest expense	116	108	43	53	24	(123)	(35)		186

Total noninterest expense	182	270	72	100	126	44	(35)		759
Income before income taxes and cumulative effect	208	227	63	32	78	(67)			541
Applicable income taxes (a)	58	80	22	11	27	(39)			159

Net income	$150	147	41	21	51	(28)	—		382

Average assets	$34,816	43,435	22,064	5,625	1,359	(1,558)	—		105,741

(a)	Includes taxable-equivalent adjustments of $6 million for the three months ended June 30, 2007 and 2006.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	General Corporate	Eliminations		Total
Six months ended June 30, 2007:
Net interest income (a)	$584	729	179	73	15	(93)			1,487
Provision for loan and lease losses	42	61	53	5	11	33			205

Net interest income after provision for loan and lease losses	542	668	126	68	4	(126)			1,282
Noninterest income:
Electronic payment processing	6	107	—	1	382	—	(28	)(b)	468
Service charges on deposits	71	191	—	4	3	(1)			268
Investment advisory revenue	1	47	—	195	—	(3)	(47	)(c)	193
Corporate banking revenue	156	6	—	5	1	3			171
Mortgage banking net revenue	—	3	75	1	—	2			81
Other noninterest income	32	55	34	—	13	40			174

Total noninterest income	266	409	109	206	399	41	(75)		1,355
Noninterest expense:
Salaries, wages and incentives	106	185	29	69	31	181			601
Employee benefits	25	53	15	15	7	40			155
Payment processing expense	—	3	—	—	186	—			189
Net occupancy expense	7	67	4	5	2	48			133
Technology and communications	3	7	1	1	15	54			81
Equipment expense	1	18	—	1	2	38			60
Other noninterest expense	240	239	79	111	49	(267)	(75)		376

Total noninterest expense	382	572	128	202	292	94	(75)		1,595
Income before income taxes	426	505	107	72	111	(179)			1,042
Applicable income taxes (a)	106	178	38	25	39	(79)			307

Net income	$320	327	69	47	72	(100)	—		735

Average assets	$37,261	44,999	23,234	5,994	1,655	(13,159)	—		99,984

Six months ended June 30, 2006:
Net interest income (a)	$579	647	184	63	15	(54)			1,434
Provision for loan and lease losses	41	52	40	2	4	10			149
Net interest income after provision for loan and lease losses	538	595	144	61	11	(64)			1,285
Noninterest income:
Electronic payment processing	7	93	—	1	330	(1)	(23	)(b)	407
Service charges on deposits	73	182	—	3	3	—			261
Investment advisory revenue	1	46	—	188	—	(2)	(46	)(c)	187
Corporate banking revenue	144	8	—	4	1	—			157
Mortgage banking net revenue	—	2	85	1	—	—			88
Other noninterest income	11	48	47	—	1	50			157
Securities gains (losses), net	—	—	—	—	25	(10)			15

Total noninterest income	236	379	132	197	360	37	(69)		1,272
Noninterest expense:
Salaries, wages and incentives	97	177	36	71	28	177			586
Employee benefits	25	53	17	16	7	38			156
Payment processing expense	—	10	—	—	141	—			151
Net occupancy expense	7	60	4	5	2	40			118
Technology and communications	2	7	1	1	14	41			66
Equipment expense	1	15	1	1	1	35			54
Other noninterest expense	225	208	81	101	51	(238)	(69)		359

Total noninterest expense	357	530	140	195	244	93	(69)		1,490
Income before income taxes and cumulative effect	417	444	136	63	127	(120)			1,067
Applicable income taxes (a)	117	157	48	22	45	(64)			325

Income before cumulative effect	300	287	88	41	82	(56)	—		742

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	4	—		4

Net income	$300	287	88	41	82	(52)	—		746

Average assets	$34,247	42,815	21,836	5,286	1,340	(283)	—		105,241

(a)	Includes taxable-equivalent adjustments of $12 million and $13 million for the six months ended June 30, 2007 and 2006, respectively.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

16.	Restatement of 2006 Consolidated Financial Statements

On May 11, 2007, the Bancorp filed an amended 2006 Form 10-K to restate the Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004. The restatement did not affect the Bancorp’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Shareholders’ Equity for any of the affected periods. Accordingly, the Bancorp’s historic revenues, net income, earnings per share, total assets and regulatory capital remained unchanged.

The restatement resulted from the misclassification of cash flows from the sale of residential mortgage loans originally held for investment, which had been inappropriately classified as operating activities, and cash flows from commercial loans originated to be sold, which had been inappropriately classified as investing activities. In accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from the sale of residential mortgage loans originally held for investment should have been classified as investing activities, rather than operating activities and cash flows from commercial loans originated to be sold, should have been classified as operating activities, rather than investing activities. Accordingly, the restatement affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, but it has no impact on the Net Increase (Decrease) in Total Cash and Due from Banks set forth in the Consolidated Statements of Cash Flows for any of the previously reported periods.

The accompanying Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2006, which was originally reported in the Bancorp’s June 30, 2006 Form 10-Q, has also been restated. The effects of the restatement are reflected in the following table:

For the six months ended ($ in millions)	June 30, 2006
Originally Reported:
Loans originated for sale, net of repayments	$(3,197)
Proceeds from sales of loans held for sale	4,736

Net Cash Provided by Operating Activities	2,355

Net increase in loans and leases	(3,896)
Proceeds from sale of loans	—

Net Cash Provided by (Used in) Investing Activities	(2,978)

As Restated:
Loans originated for sale, net of repayments	$(4,129)
Proceeds from sales of loans held for sale	4,431

Net Cash Provided by Operating Activities	1,118

Net increase in loans and leases	(2,964)
Proceeds from sale of loans	305

Net Cash Provided by (Used in) Investing Activities	(1,741)

Difference:
Loans originated for sale, net of repayments	$(932)
Proceeds from sales of loans held for sale	(305)

Net Cash Provided by Operating Activities	(1,237)

Net increase in loans and leases	932
Proceeds from sale of loans	305

Net Cash Provided by (Used in) Investing Activities	1,237

17.	Pending Acquisitions

On May 21, 2007, Fifth Third Financial Corporation (“Fifth Third Financial”), a wholly-owned subsidiary of Fifth Third Bancorp, and R&G Financial Corporation (“R&G Financial”) announced that they entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which Fifth Third Financial will acquire 100% of the outstanding stock in R&G Crown Bank, FSB (“Crown”) from R&G Financial. Under the Agreement, Fifth Third Financial will pay $288 million to R&G Financial and assume $50 million of Trust Preferred securities. Additionally, Fifth Third Financial will pay $16 million to R-G Crown Real Estate, LLC to acquire land currently leased by Crown for certain branches.

The transaction is subject to regulatory approval, including, but not limited to, the lifting of Crown’s Cease and Desist order, a minimum closing adjusted tangible book value and financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The transaction is expected to close in the fourth quarter of 2007.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

18.	Subsequent Event

On August 1, 2007, Fifth Third Capital Trust V (“the Trust V”), a wholly-owned non-consolidated subsidiary of the Bancorp, issued $500 million of Tier 1-qualifying trust preferred securities to third party investors and invested these proceeds in junior subordinated notes (“Notes”) issued by the Bancorp. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations of the Trust V. No other subsidiaries of the Bancorp are guarantors of the Notes. The Notes will mature on August 15, 2067. The Notes held by the Trust V bear a fixed rate of interest of 7.25% until August 15, 2057. After August 15, 2057, the Notes bear interest at a variable rate of three-month LIBOR plus 2.57%. During the term of the Notes, the Bancorp has the right to defer interest for one or more periods not to exceed 5 years without being subject to the alternative payment mechanism, and for one or more periods not to exceed 10 years, without giving rise to an event of default.

The Notes may be redeemed at the option of the Bancorp on or after August 15, 2012, or in certain other limited circumstances at a redemption price of 100% of the principal amount plus accrued but unpaid interest. All redemptions are subject to certain conditions and require the approval by the Federal Reserve Board.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. Management continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, they believe a resolution may involve a projected change in the timing of the leveraged lease cash flows. Recently issued FSP FAS 13-2, which was effective as of January 1, 2007, mandates that a change or projected change in the timing of lessor cash flows related to income taxes generated by leveraged lease transactions, excluding interest and penalty assessments, will require a lessor to recalculate the rate of return and allocation of income to positive investment years from inception of the lease. Upon adoption of FSP FAS 13-2 on January 1, 2007, the Bancorp recorded a $96 million after-tax charge to retained earnings related to its portfolio of leveraged leases. The amount of this reduction will be recognized as income over the remaining term of the affected leases. During the first quarter of 2007, the Bancorp made deposits of $386 million with the IRS to mitigate the risk associated with tax years currently under audit. These deposits enable the Bancorp to stop the accrual of interest on any tax deficiency, to the extent of the deposit, if the Bancorp is not ultimately successful.

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

As an outgrowth of the recent SEC consent order involving BISYS Fund Services, Inc. (“BISYS”) which previously provided certain administrative services to the Fifth Third Funds (the “Funds”), Fifth Third Asset Management, Inc. (“FTAM”), an indirect wholly-owned subsidiary of the Bancorp, received an informal request for information from the SEC regarding its past dealings with BISYS. In connection with its response to SEC in this matter, FTAM made a one-time contribution to the Funds in an amount that is, in management’s opinion, immaterial to the Bancorp.

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases have been consolidated by the Multidistrict Litigation Panel and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and will also be consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of May 2006 through December 2006. Another was filed by a bank and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

In June 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a suit in the United States District Court for the Southern District of Ohio against the Bancorp and its Ohio banking subsidiary. In the suit, Katz alleges that the Bancorp and its Ohio bank are infringing on Katz’s patents for interactive call processing technology by offering certain automated telephone banking and other services. This lawsuit is one of many related patent infringement suits brought by Katz in various courts against numerous other defendants. Katz is seeking unspecified monetary damages and penalties as well as injunctive relief in the suit. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2007 to the risk factors as previously disclosed in the Registrant’s 2006 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2007 – April 30, 2007	3,240,487	$40.45	3,193,000	5,614,045
May 1, 2007 – May 31, 2007	8,784,654	$41.49	8,683,966	26,930,079
June 1, 2007 – June 30, 2007	4,842,376	$42.20	4,822,661	22,107,418

Total	16,867,517	$41.49	16,699,627	22,107,418

(a)	The Bancorp repurchased 47,487, 100,688 and 19,715 shares during April, May and June of 2007, respectively, in connection with various employee compensation plans. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase up to 30 million shares of the Bancorp’s common stock through the open market or any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Exhibits (Item 6)

(a)	List of Exhibits

1.1	Underwriting Agreement dated August 1, 2007 among Fifth Third Bancorp, Fifth Third Capital Trust V and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Representatives of the Underwriters named in the Underwriting Agreement. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.

3(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3(ii)	Code of Regulations, as amended (Incorporated by reference to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

4.1	Second Supplemental Indenture dated as of August 8, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.2	Certificate Representing $500,010,000 of 7.25% Junior Subordinated Notes of Fifth Third Bancorp. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.3	Amended and Restated Declaration of Trust dated as of August 8, 2007 of Fifth Third Capital Trust V among Fifth Third Bancorp, as Sponsor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.4	Certificate Representing 20,000,000 7.25% Trust Preferred Securities of Fifth Third Capital Trust V (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.5	Certificate Representing 400 7.25% Trust Preferred Securities of Fifth Third Capital Trust V (liquidation amount $25 per Trust Preferred Security).

4.6	Guarantee Agreement, dated as of August 8, 2007 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.7	Agreement as to Expense and Liabilities, dated as of August 8, 2007 between Fifth Third Bancorp and Fifth Third Capital Trust V.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

99.1	Replacement Capital Covenant of Fifth Third Bancorp dated as of August 8, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 9, 2007	/s/ Christopher G. Marshall
Christopher G. Marshall
Executive Vice President and
Chief Financial Officer