Form 10-Q
period 2007-09-30
FIFTH THIRD BANCORP
filed 2007-11-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

There were 532,651,493 shares of the Registrant’s Common Stock, without par value, outstanding as of October 31, 2007.

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

TABLE 1: Selected Financial Data

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions, except per share data)	2007	2006		2007	2006
Income Statement Data
Net interest income (a)	$760	719	6	$2,247	2,154	4
Noninterest income	722	662	9	2,077	1,934	7
Total revenue (a)	1,482	1,381	7	4,324	4,088	6
Provision for loan and lease losses	139	87	59	344	236	45
Noninterest expense	894	767	16	2,489	2,257	10
Net income	325	377	(14)	1,059	1,123	(6)

Common Share Data
Earnings per share, basic	$.61	.68	(10)	$1.96	2.02	(3)
Earnings per share, diluted	.61	.68	(10)	1.95	2.01	(3)
Cash dividends per common share	.42	.40	5	1.26	1.18	7
Book value per share	17.45	17.96	(3)
Dividend payout ratio	68.6%	59.2	16	64.1%	58.6	9

Financial Ratios
Return on average assets	1.26%	1.41	(11)	1.41%	1.42	(1)
Return on average equity	13.8	15.1	(9)	14.7	15.5	(5)
Average equity as a percent of average assets	9.13	9.33	(2)	9.56	9.19	4
Tangible equity	6.83	7.40	(8)
Net interest margin (a)	3.34	2.99	12	3.38	3.03	12
Efficiency (a)	60.3	55.5	9	57.6	55.2	4

Credit Quality
Net losses charged off	$115	79	46	$288	219	32
Net losses charged off as a percent of average loans and leases	.60%	.43	40	.51%	.41	24
Allowance for loan and lease losses as a percent of loans and leases	1.08	1.04	4
Allowance for credit losses as a percent of loans and leases (b)	1.19	1.14	4
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	.92	.56	64

Average Balances
Loans and leases, including held for sale	$78,244	73,938	6	$77,060	72,896	6
Total securities and other short-term investments	12,129	21,582	(44)	11,839	22,309	(47)
Total assets	102,131	105,868	(4)	100,707	105,452	(4)
Transaction deposits (c)	50,922	49,313	3	50,657	49,549	2
Core deposits (d)	61,212	60,107	2	61,357	59,883	2
Wholesale funding (e)	28,001	32,270	(13)	25,875	32,396	(20)
Shareholders’ equity	9,325	9,878	(6)	9,629	9,696	(1)

Regulatory Capital Ratios
Tier I capital	8.46%	8.64	(2)
Total risk-based capital	10.87	10.61	2
Tier I leverage	9.23	8.52	8

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended September 30, 2007 and 2006 are $6 million and for the nine months ended September 30, 2007 and 2006 are $18 million and $20 million, respectively.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(c)	Includes demand, interest checking, savings, money market and foreign office deposits of commercial customers.
(d)	Includes transaction deposits plus other time deposits.
(e)	Includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2007, the Bancorp had $104.3 billion in assets, operated 18 affiliates with 1,181 full-service Banking Centers including 104 Bank Mart® locations open seven days a week inside select grocery stores and 2,153 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania and Missouri. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Fifth Third Processing Solutions (“FTPS”).

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

The Bancorp’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended September 30, 2007, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 51% and 49% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from electronic funds transfer and merchant transaction processing fees, card interchange, fiduciary and investment management fees, corporate banking revenue, service charges on deposits and mortgage banking revenue.

In May 2007, the Bancorp announced an agreement to acquire R-G Crown Bank (“Crown”), a subsidiary of R&G Financial Corporation, which operates 30 branches in Florida and three in Augusta, Georgia. The Crown acquisition closed in the fourth quarter. In August 2007, the Bancorp announced an agreement with First Charter Corporation to acquire First Charter Bank, a regional financial services company with assets of $4.9 billion and operates 57 branches in North Carolina and two in suburban Atlanta. The First Charter acquisition is subject to legal, regulatory and First Charter’s shareholders approvals and is expected to close in the first quarter of 2008. In September 2007, the Bancorp agreed to purchase nine full service bank branches in Atlanta, Georgia from First Horizon National Corporation. This transaction is expected to close in the first quarter of 2008.

Earnings Summary

The Bancorp’s net income was $325 million, or $.61 per diluted share, in the third quarter of 2007, compared to $377 million, or $.68 per diluted share, for the same period last year. The Bancorp’s net income reflects a $78 million pretax expense resulting from the Visa/American Express anti-trust litigation settlement announced by Visa on November 7, 2007. For more information see Note 19 of the Notes to Condensed Consolidated Financial Statements.

Net interest income (FTE) increased six percent compared to the same period last year. Net interest margin was 3.34% in the third quarter of 2007, a decrease from 3.37% in the second quarter of 2007 and an increase from 2.99% in the same period last year. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

increase from the third quarter of 2006 was largely due to the balance sheet actions taken in the fourth quarter of 2006 to improve the asset/liability profile of the Bancorp, while the sequential decrease was primarily a result of share repurchase activity during 2007 and corresponding reduction in free funding.

Noninterest income increased nine percent and seven percent for the three and nine months ended September 30, 2007, respectively, with strong growth in nearly all captions. Noninterest expense increased 16% and ten percent for the three and nine months ended September 30, 2007, respectively, due primarily to expense associated with the Visa/American Express anti-trust litigation settlement, higher volume-related processing expenses, de novo branch related expenses and investment in technology.

Net charge-offs as a percent of average loans and leases were .60% in the third quarter of 2007 compared to .55% in the second quarter of 2007 and .43% in the third quarter of 2006. The increased charge-offs were primarily driven by losses in the auto and home equity portfolios. At September 30, 2007, nonperforming assets as a percent of loans and leases increased to ..92% from .70% at June 30, 2007 and .56% at September 30, 2006. The increase in nonperforming assets was primarily concentrated in the Michigan and Florida real estate markets.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of September 30, 2007, the Tier I capital ratio was 8.46%, the Tier I leverage ratio was 9.23% and the total risk-based capital ratio was 10.87%. The Bancorp had senior debt ratings of “Aa3” with Moody’s and “A+” with Standard & Poor’s at September 30, 2007, which indicate the Bancorp’s strong capacity to meet its financial commitments. The “well-capitalized” capital ratios, along with strong credit ratings, provide the Bancorp with access to the capital markets.

The Bancorp continues to invest in the geographic areas that offer the best growth prospects through acquisitions and de novo expansion. During the third quarter of 2007, the Bancorp opened 14 additional banking centers.

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. When individual loans are impaired, allowances are allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to commercial loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

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

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $59 million at September 30, 2007. The Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and retail loans would increase by approximately $28 million at September 30, 2007. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk rating or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the Condensed Consolidated Balance Sheets and noninterest income in the Condensed Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Bancorp’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Condensed Consolidated Statements of Income. At September 30, 2007, 95% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities are dependent upon the movement in market interest rates. The Bancorp’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

The change in the fair value of MSRs at September 30, 2007, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $26 million and $50 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $28 million and $59 million, respectively. The change in the fair value of the MSR portfolio at September 30, 2007, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $25 million and $47 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $26 million and $55 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases and other interest-earning assets less the interest paid for core deposits (which includes transaction deposits plus foreign office and other time deposits) and wholesale funding (which includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Net interest income was $760 million for the third quarter of 2007, an increase of $15 million from the second quarter and $41 million from the third quarter of 2006. The improved performance from the same quarter last year resulted from the balance sheet actions in the fourth quarter of 2006, which included, among other actions, the sale of $11.3 billion of available-for-sale securities with a weighted-average yield of approximately 4.30% and repayment of $8.5 billion in wholesale borrowings at a weighted-average rate paid of 5.30%. Net interest income increased $15 million sequentially due to increases in commercial loan volumes, a benefit of $6 million in dividend rate adjustments associated with the agreement to repurchase all issued and outstanding shares of Fifth Third’s REIT Series B Preferred Stock, modest decreases in consumer deposit rates and an additional day in the quarter.

Net interest margin decreased to 3.34% in the third quarter compared to 3.37% in the second quarter of 2007. The decline in net interest margin was primarily due to the Bancorp’s net free funding position, calculated as total noninterest-bearing liabilities and shareholders’ equity less noninterest-earning assets, declining $721 million, or five percent, to $14.3 billion due to share repurchase activity of $693 million and $110 million in the second and third quarters of 2007, respectively. The third quarter net interest margin increased 35 basis points (“bp”) from 2.99% in the third quarter of the prior year, and net interest spread increased 44 bp on a year-over-year basis. The improvement in the net interest margin and net interest spread from the prior year is attributable to the balance sheet actions taken in the fourth quarter of 2006.

Total average interest-earning assets increased seven percent on an annualized sequential basis and declined five percent from the third quarter of 2006. The increase compared to the second quarter was the result of growth in other short-term investments and credit card balances. Other short-term investments grew $286 million to $459 million in the third quarter of 2007 from the second quarter of 2007 due to larger reverse repurchase agreements. Average credit card balances grew nine percent compared to the second quarter as the Bancorp increased its focus on growing its credit card business within its deposit customer base. The decline compared to the prior year is the result of the sales of securities in the fourth quarter of 2006 partially offset by the six percent increase in loan growth.

Interest income (FTE) from loans and leases increased $82 million, or six percent, compared to the third quarter of 2006. The increase resulted from the growth in average loans and leases of six percent in the third quarter of 2007 over the comparable period in 2006 as well as a 3 bp increase in average rates. As of September 30, 2007, approximately 70% of commercial loans will mature or re-price in the next 12 months.

Interest income (FTE) from investment securities and short-term investments decreased $87 million to $156 million in the third quarter of 2007 compared to the same period in 2006. The average yield on taxable securities was 5.00%, an increase of 61 bp from the third quarter of last year. The decrease in interest income and increase in yield resulted from the sale of $11.3 billion of securities with a weighted average yield of 4.30% during the fourth quarter 2006.

Average interest-bearing core deposits increased $1.6 billion or three percent, compared to the third quarter of last year. Beginning in the third quarter of 2007, the Bancorp began reporting commercial customer Eurodollar sweeps in core deposits. The interest rates paid on these accounts are comparable to other commercial deposit accounts. During the third quarter of 2007, the Bancorp continued to adjust its consumer deposit rates. The Bancorp’s strategy in adjusting rates is to move away from promotional rates towards highly competitive daily rates. As a result of this strategy, the Bancorp has continued to be impacted by the migration of interest checking accounts into savings accounts as interest rates on savings accounts are greater than interest checking. During the third quarter of 2007, interest checking balances represented 30% of the average interest-bearing core deposits, compared to 35% in the third quarter of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	September 30, 2007			September 30, 2006			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$22,345	$420	7.45%	$20,879	$389	7.39%	$28	$3	$31
Commercial mortgage	11,117	205	7.31	9,833	181	7.31	24	—	24
Commercial construction	5,499	105	7.55	5,913	118	7.90	(8)	(5)	(13)
Commercial leases	3,700	39	4.23	3,740	46	4.85	(1)	(6)	(7)

Subtotal – commercial	42,661	769	7.15	40,365	734	7.21	43	(8)	35
Residential mortgage loans	10,396	160	6.12	9,699	146	5.96	10	4	14
Home equity	11,752	226	7.63	12,174	235	7.67	(8)	(1)	(9)
Automobile loans	10,865	174	6.34	9,522	140	5.84	21	13	34
Credit card	1,366	34	10.03	870	26	12.06	13	(5)	8
Other consumer loans/leases	1,204	16	5.23	1,308	16	4.77	(1)	1	—

Subtotal – consumer	35,583	610	6.80	33,573	563	6.66	35	12	47

Total loans and leases	78,244	1,379	6.99	73,938	1,297	6.96	78	4	82
Securities:
Taxable	11,180	141	5.00	20,836	231	4.39	(118)	28	(90)
Exempt from income taxes (b)	490	9	7.17	587	10	7.29	(1)	—	(1)
Other short-term investments	459	6	5.35	159	2	5.69	4	—	4

Total interest-earning assets	90,373	1,535	6.74	95,520	1,540	6.40	(37)	32	(5)
Cash and due from banks	2,228			2,355
Other assets	10,330			8,745
Allowance for loan and lease losses	(800)			(752)

Total assets	$102,131			$105,868

Liabilities
Interest-bearing liabilities:
Interest checking	$14,334	$77	2.14%	$16,251	$102	2.49%	$(11)	$(14)	$(25)
Savings	15,390	122	3.15	12,279	95	3.08	25	2	27
Money market	6,247	69	4.35	6,371	69	4.30	(1)	1	—
Foreign office deposits	1,808	20	4.33	770	8	4.11	11	1	12
Other time deposits	10,290	119	4.61	10,794	116	4.24	(7)	10	3
Certificates—$100,000 and over	6,062	78	5.11	6,415	81	5.03	(4)	1	(3)
Other foreign office deposits	1,981	26	5.12	2,898	39	5.30	(12)	(1)	(13)
Federal funds purchased	4,322	56	5.15	4,546	61	5.33	(3)	(2)	(5)
Other short-term borrowings	3,285	37	4.50	4,056	45	4.42	(9)	1	(8)
Long-term debt	12,351	171	5.47	14,355	205	5.66	(27)	(7)	(34)

Total interest-bearing liabilities	76,070	775	4.04	78,735	821	4.14	(38)	(8)	(46)
Demand deposits	13,143			13,642
Other liabilities	3,593			3,613

Total liabilities	92,806			95,990
Shareholders’ equity	9,325			9,878

Total liabilities and shareholders’ equity	$102,131			$105,868

Net interest income		$760			$719		$1	$40	$41
Net interest margin			3.34%			2.99%
Net interest rate spread			2.70			2.26
Interest-bearing liabilities to interest-earning assets			84.17	82.43

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $6 million for the three months ended September 30, 2007 and 2006, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the nine months ended	September 30, 2007			September 30, 2006			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$21,619	$1,207	7.47%	$20,260	$1,079	7.12%	$75	$53	$128
Commercial mortgage	10,906	596	7.31	9,753	516	7.08	63	17	80
Commercial construction	5,701	327	7.67	5,987	340	7.58	(17)	4	(13)
Commercial leases	3,680	118	4.29	3,719	139	5.00	(2)	(19)	(21)

Subtotal – commercial	41,906	2,248	7.17	39,719	2,074	6.98	119	55	174
Residential mortgage loans	10,255	471	6.13	9,418	416	5.90	38	17	55
Home equity	11,902	682	7.66	12,018	662	7.36	(6)	26	20
Automobile loans	10,551	494	6.26	9,481	401	5.65	48	45	93
Credit card	1,213	98	10.82	812	71	11.68	32	(5)	27
Other consumer loans/leases	1,233	48	5.22	1,448	53	4.92	(8)	3	(5)

Subtotal – consumer	35,154	1,793	6.82	33,177	1,603	6.46	104	86	190

Total loans and leases	77,060	4,041	7.01	72,896	3,677	6.74	223	141	364
Securities:
Taxable	11,054	414	5.01	21,527	712	4.42	(382)	84	(298)
Exempt from income taxes (b)	511	28	7.32	616	34	7.41	(6)	—	(6)
Other short-term investments	274	12	5.84	166	7	5.44	5	—	5

Total interest-earning assets	88,899	4,495	6.76	95,205	4,430	6.22	(160)	225	65
Cash and due from banks	2,260			2,528
Other assets	10,332			8,467
Allowance for loan and lease losses	(784)			(748)

Total assets	$100,707			$105,452

Liabilities
Interest-bearing liabilities:
Interest checking	$14,964	$248	2.22%	$16,955	$303	2.39%	$(34)	$(21)	$(55)
Savings	14,573	350	3.21	11,979	259	2.89	60	31	91
Money market	6,289	208	4.42	6,296	188	3.99	—	20	20
Foreign office deposits	1,598	52	4.35	626	18	3.77	31	3	34
Other time deposits	10,700	369	4.61	10,334	308	4.00	12	49	61
Certificates—$100,000 and over	6,416	247	5.14	5,473	191	4.66	35	21	56
Other foreign office deposits	1,032	40	5.19	3,406	125	4.91	(92)	7	(85)
Federal funds purchased	3,462	135	5.24	4,328	160	4.93	(34)	9	(25)
Other short-term borrowings	2,689	89	4.41	4,540	142	4.18	(61)	8	(53)
Long-term debt	12,276	510	5.55	14,649	582	5.31	(97)	25	(72)

Total interest-bearing liabilities	73,999	2,248	4.06	78,586	2,276	3.87	(180)	152	(28)
Demand deposits	13,233			13,693
Other liabilities	3,846			3,477

Total liabilities	91,078			95,756
Shareholders’ equity	9,629			9,696

Total liabilities and shareholders’ equity	$100,707			$105,452

Net interest income		$2,247			$2,154		$20	$73	$93
Net interest margin			3.38%			3.03%
Net interest rate spread			2.70			2.35
Interest-bearing liabilities to interest-earning assets			83.24	82.54

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The net taxable equivalent adjustment amounts included in the above table are $18 million and $20 million for the nine months ended September 30, 2007 and 2006, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The cost of interest-bearing core deposits was 3.36% in the third quarter of 2007, which was an increase of 3 bp from 3.33% in the third quarter of 2006 and a decrease of 6 bp from 3.42% in the second quarter of 2007. The increase in the cost of interest-bearing core deposits from the prior year was due to the mix shift from interest checking to savings as well as an increase in foreign office deposits. The decrease from the second quarter of 2007 was the result of modest decreases in consumer deposit rates. The interest on core deposits increased $17 million, or four percent, in the third quarter of 2007 over the comparable period in 2006 due to the mix shift between interest checking accounts and savings accounts and the increase of $1.6 billion in average balances. The Bancorp continues to focus on growing its core deposit balances in order to improve the funding mix and improve net interest margins.

The interest on wholesale funding decreased $63 million to $368 million, or 15%, compared to the prior year quarter primarily due to the decrease of $4.3 billion in average balances. Average short-term wholesale funding decreased $2.3 billion, or 13%, while average long-term debt decreased $2.0 billion, or 14%, in the third quarter of 2007 over the comparable period in 2006. The decline in wholesale funding balances is a result of the sale of investment securities in the fourth quarter 2006.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on the factors discussed in the Critical Accounting Policies section. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by management. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less current period recoveries. Current period recoveries relate to loans and leases charged-off in previous periods.

The provision for loan and lease losses increased to $139 million in the third quarter of 2007 compared to $87 million in the same period last year. The $52 million increase is related to loan growth during the past year, increases in delinquencies and increases in severity of loss from the decline in the real estate market. The allowance for loan and lease losses as a percentage of loans and leases increased to 1.08% at September 30, 2007 from 1.06% at June 30, 2007 and 1.04% at September 30, 2006. The increase in allowance percentage from third quarter of 2006 is primarily due to an increase in nonperforming assets and net charge-off trends from $411 million at September 30, 2006 to $706 million at September 30, 2007.

Refer to the Credit Risk Management section for further information on the provision for loan and lease losses, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three and nine months ended September 30, 2007, noninterest income increased by nine percent and seven percent, respectively. The components of noninterest income for these periods are as follows:

TABLE 4: Noninterest Income

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2007	2006		2007	2006
Electronic payment processing revenue	$253	218	16	$721	626	15
Service charges on deposits	151	134	13	419	395	6
Investment advisory revenue	95	89	7	288	276	4
Corporate banking revenue	91	79	15	261	236	11
Mortgage banking net revenue	26	36	(28)	107	125	(14)
Other noninterest income	93	87	6	267	242	10
Securities gains, net	13	19	(32)	14	34	(59)

Total noninterest income	$722	662	9	$2,077	1,934	7

Electronic payment processing revenue increased $35 million, or 16%, in the third quarter of 2007, compared to the same period last year as FTPS realized growth in each of its three main product lines: merchant processing, financial institutions and card issuer interchange. Merchant processing revenue increased 23%, to $122 million, compared to the same period in 2006 due to the continued addition of new national merchant customers and resulting increases in merchant sales volumes. The Bancorp recently signed large national merchant contracts with Walgreen Co., which converted during the quarter, and the U.S. Department of Treasury, which is in the process of conversion. Financial institutions revenue increased seven percent, to $78 million, as a result of continued success in attracting financial institution customers and increased debit card volumes associated with these customers. Card issuer interchange increased 15%, to $53 million, compared to the same period in 2006 due to continued growth in credit card volumes. Through the third quarter of 2007, the Bancorp processed over 19.6 billion transactions and handled electronic processing for over 2,400 financial institutions and approximately 155,000 merchant locations worldwide.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Service charges on deposits increased 13% and six percent for the three and nine months ended September 30, 2007, respectively, compared to the same period last year. The increase was driven by consumer deposit service charges, which increased 19% and 11% for the three and nine months ended September 30, 2007, respectively. Commercial deposit service charges increased five percent and one percent for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Bancorp.

Investment advisory revenues increased seven percent from the third quarter of 2006 primarily due to success in cross-sell initiatives within the private banking group and improved retail brokerage performance. Private banking revenue and securities and brokerage revenue increased ten percent and seven percent, respectively, in the third quarter of 2007, compared to the same period last year. Additionally, mutual fund revenue and institutional revenue increased three percent and two percent, respectively, in the third quarter of 2007, compared to the same period last year. The Bancorp continues to focus its sales efforts on improving execution in retail brokerage and retail mutual funds and on growing the institutional money management business by improving penetration and cross-selling in its large middle-market commercial customer base. The Bancorp is one of the largest money managers in the Midwest and, as of September 30, 2007, had approximately $232 billion in assets under care and managed $34 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue increased $12 million, or 15%, in the third quarter of 2007, compared to the same period last year. The growth in corporate banking revenue was largely attributable to increased institutional sales revenue, customer derivatives income and syndication fees, as well as increased letter of credit fees as the Bancorp continues to fill out its suite of commercial products. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Mortgage banking net revenue decreased $10 million and $18 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. The components of mortgage banking net revenue for the three and nine months ended September 30, 2007 and 2006 are shown in Table 5. Originations in the third quarter of 2007 were $3.0 billion compared to $2.3 billion in the third quarter of 2006; however, origination fees and gains on loan sales decreased $12 million compared to the same period last year as a result of lower margins on sales of mortgages affected by widening credit spreads in the residential mortgage market.

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Origination fees and gains (losses) on loan sales	$9	21	61	69
Servicing revenue:
Servicing fees	37	30	105	90
Servicing rights amortization	(23)	(18)	(66)	(49)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	3	3	7	15

Net servicing revenue	17	15	46	56

Mortgage banking net revenue	$26	36	107	125

Mortgage net servicing revenue increased $2 million and decreased $10 million compared to the three and nine months ended September 30, 2006, respectively. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Bancorp’s total residential mortgage loans serviced at September 30, 2007 and 2006 were $43.1 billion and $37.5 billion, respectively, with $33.1 billion and $27.8 billion, respectively, of residential mortgage loans serviced for others.

Temporary impairment on the MSR portfolio was $9 million and $3 million for the three months ended September 30, 2007 and 2006, respectively. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 4 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. The Bancorp recognized a net gain of $12 million and $6 million for the three months ended September 30, 2007 and 2006, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities (primarily principal only strips) as a component of its non-qualifying hedging strategy. The Bancorp did not recognize any gain or loss on the sale of securities related to mortgage servicing rights during the third quarter of 2007 or 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income increased six percent in the third quarter of 2007 compared to the same period last year. This increase was primarily driven by a $15 million gain recognized from the sale of FDIC deposit insurance credits. The Bancorp was allocated these one-time assessment credits based on historical deposit levels. Other noninterest income in the third quarter of 2006 included gains totaling $10.5 million from the sale of three branches in rural Indiana and the sale of $23 million of out-of footprint credit card receivables. Income from bank-owned life insurance declined to $17 million in the third quarter of 2007 from $21 million in the second quarter 2007 due to a lower crediting rate. The Bancorp expects a similar decline in the fourth quarter of 2007 subject to continuation of current market conditions. See Note 17 of the Notes to Condensed Consolidated Financial Statements for further information.

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Bank owned life insurance income	$17	21	59	65
Cardholder fees	14	13	40	36
Consumer loan and lease fees	13	13	33	37
Insurance income	8	7	24	21
Operating lease income	8	6	22	20
Banking center fees	7	5	20	16
Gain on loan sales	—	4	17	14
Gain on sale of FDIC deposit insurance credits	15	—	15	—
Other	11	18	37	33

Total other noninterest income	$93	87	267	242

Net securities gains totaled $13 million in the third quarter 2007 compared with $19 million in the third quarter 2006. The gains recognized during the current quarter were a result of the sale of securities from the Bancorp’s available-for-sale securities portfolio.

Noninterest Expense

During the third quarter of 2007, the Bancorp continued its investment in the expansion of its retail distribution network and information technology infrastructure. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 60.3% and 55.5% for the third quarter of 2007 and 2006, respectively. The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage, and on expense control, although cost savings initiatives will continue to be somewhat mitigated by investments in certain high opportunity markets as evidenced by the 14 additional banking centers added during the third quarter of 2007. The Bancorp views investments in information technology and de novo expansion as its platform for future growth and increasing expense efficiency.

The major components of noninterest expense are as follows:

TABLE 7: Noninterest Expense

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2007	2006		2007	2006
Salaries, wages and incentives	$310	288	8	$912	875	4
Employee benefits	67	74	(10)	222	230	(4)
Payment processing expense	105	84	25	294	236	25
Net occupancy expense	66	63	6	199	180	11
Technology and communications	41	36	15	122	102	20
Equipment expense	30	32	(7)	90	86	5
Other noninterest expense	275	190	44	650	548	19

Total noninterest expense	$894	767	16	$2,489	2,257	10

Total noninterest expense increased 16% and ten percent for the three and nine months ended September 30, 2007, respectively, primarily due to expense associated with the Visa/American Express anti-trust litigation settlement, investment in technology, higher de novo related expenses and increased volume-related processing expense. The eight percent increase in salaries, wages and incentives compared to the third quarter of 2006 was driven by revenue-based incentives expense. Employee benefits expense decreased ten percent compared to the third quarter of 2006. Benefits expense included $6 million of pension settlement expense in the current quarter compared with $8 million in the third quarter of 2006. Full time equivalent employees totaled 20,775 as of September 30, 2007 compared to 21,301 as of September 30, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Payment processing expense includes third-party processing expenses, network membership charges, card management fees and other bankcard processing expenses. Payment processing expense increased 25% for the three and nine months ended 2007 compared to the same periods in 2006, as a result of these primarily volume-related processing expenses. Processing volumes increased 19% and 27% for the merchant processing and financial institutions businesses, respectively, for the three months ended September 30, 2007, compared to the same quarter last year. These businesses had similar growth in processing volumes for the nine months ended September 30, 2007 over the comparable period last year. Additionally, the increase in this caption reflects the conversion of national merchant contracts during the quarter.

Net occupancy expense increased six percent and 11% for the three and nine months ended September 30, 2007 due to the addition of 36 banking centers since September 30, 2006. The Bancorp remains focused on expanding its retail franchise through de novo growth.

The major components of other noninterest expense are as follows:

TABLE 8: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Loan processing	$29	27	84	67
Marketing	19	18	57	60
Travel	14	13	40	39
Postal and courier	13	12	38	37
Intangible amortization	10	11	31	33
Professional services fees	9	7	24	21
Supplies	8	7	22	21
Franchise and other taxes	7	7	16	25
Operating lease	5	4	15	14
Visa/American Express litigation settlement	78	—	78	—
Other	83	84	245	231

Total other noninterest expense	$275	190	650	548

Total other noninterest expense increased 44% and 19% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 driven by the expense associated with the Visa/American Express anti-trust litigation settlement and increased loan processing costs associated with collection activities. This increase for the nine months ended September 30, 2007 was partially offset by a decline in franchise and other taxes that resulted from a favorable settlement related to the completion of certain tax audits during the second quarter of 2007. Other noninterest expense in the third quarter of 2006 included an $11 million charge associated with the early extinguishment of debt.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate for each of the periods are as follows:

TABLE 9: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Income before income taxes and cumulative effect	$443	521	1,473	1,575
Applicable income taxes	118	144	414	456
Effective tax rate	26.7%	27.6	28.1	28.9

Applicable income tax expense for both periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. Income tax expense for the third quarter of 2007 also included the expiration of statutes of limitations and state income tax law changes.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. Further detailed financial information on each business segment is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

TABLE 10: Business Segment Results

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Commercial Banking	$161	162	481	462
Branch Banking	168	158	495	445
Consumer Lending	20	31	89	120
Investment Advisors	25	20	72	61
Processing Solutions	(17)	69	49	149
General Corporate and Other	(32)	(63)	(127)	(114)

Net income	$325	377	1,059	1,123

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

TABLE 11: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income (FTE)	$292	300	876	879
Provision for loan and lease losses	21	23	63	64
Noninterest income:
Corporate banking revenue	82	73	238	216
Service charges on deposits	35	34	105	106
Other noninterest income	21	14	61	34
Noninterest expense:
Salaries, incentives and benefits	63	58	194	180
Other noninterest expenses	128	118	379	352

Income before taxes	218	222	644	639
Applicable income taxes (a)	57	60	163	177

Net income	$161	162	481	462

Average Balance Sheet Data
Commercial loans	$35,551	32,991	34,786	32,307
Demand deposits	5,397	5,862	5,485	5,804
Interest checking	4,049	3,857	3,997	3,828
Savings and money market	4,250	4,859	4,374	5,077
Certificates over $100,000 and other time	1,673	1,985	1,858	1,659
Foreign office deposits	1,527	506	1,328	424

(a)	Includes taxable-equivalent adjustments of $4 million and $3 million, respectively, for the three months ended September 30, 2007 and 2006 and $10 million for the nine months ended September 30, 2007 and 2006.

Net income decreased $1 million, or one percent, compared to the third quarter of 2006 as commercial loan growth and corporate banking revenue growth was offset by a decrease in commercial demand deposits and an increase in noninterest expense. Net interest income decreased $8 million compared to the third quarter of 2006 as an increase in average loans and leases was offset by decreases in deposits, particularly commercial demand, which declined despite an increase in the number of commercial accounts due to lower average carrying balances by commercial customers. Average loans and leases increased eight percent to $35.6 billion over the prior year third quarter, with double-digit growth occurring in commercial and industrial loans. Average core deposits increased one percent compared to the third quarter of 2006. Net charge-offs declined modestly from the third quarter of 2006 although delinquencies increased primarily due to construction lending concentrated in South Florida and Eastern Michigan. The Commercial Banking segment continues to focus on managing credit risk but expects to see charge-offs trend upward during the fourth quarter.

Noninterest income increased $17 million, or 14%, compared to the same quarter last year due to a $9 million increase in corporate banking revenue and a $7 million increase in other noninterest income. Corporate banking revenue grew across all categories as the segment continues to see benefit related to the build out of its commercial product offerings. During 2007, the Commercial Banking segment introduced new treasury management products and remains focused on further penetration of middle-market customers and the healthcare industry throughout its affiliates. Other noninterest income improved due to increased volume of operating leases.

Noninterest expense increased $15 million, or eight percent, compared to the third quarter of 2006 due to higher employee incentives and volume-related increases in operating lease expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,181 banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 12: Branch Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income	$374	331	1,103	978
Provision for loan and lease losses	44	27	105	79
Noninterest income:
Service charges on deposits	113	97	304	279
Card issuer interchange	48	43	140	122
Merchant and financial institutions processing	9	8	24	22
Investment advisory income	23	20	69	66
Other noninterest income	29	36	95	94
Noninterest expense:
Salaries, incentives and benefits	119	112	357	341
Net occupancy and equipment expenses	43	38	128	114
Other noninterest expenses	130	114	380	339

Income before taxes	260	244	765	688
Applicable income taxes	92	86	270	243

Net income	$168	158	495	445

Average Balance Sheet Data
Consumer loans	$11,872	11,503	11,731	11,387
Commercial loans	5,137	5,293	5,154	5,323
Demand deposits	5,734	5,786	5,760	5,856
Interest checking	8,310	10,194	8,909	10,867
Savings and money market	15,291	12,082	14,446	11,636
Certificates over $100,000 and other time	13,073	13,649	13,626	12,691

Net income increased $10 million, or six percent, compared to the third quarter of 2006 as retail banking benefited from the increase in interest rates and double digit growth in electronic payment processing revenue and consumer service charges. Average loans and leases increased modestly as growth from the introduction of a new mortgage product and increased credit card production was offset by a decrease in home equity line utilization. Average core deposits and average total deposits both increased two percent over the third quarter of 2006 with an increase in savings and money market accounts of $3.2 billion, or 27%, mitigated by a $1.9 billion, or 18%, decrease in interest checking deposits. As a result of the growth in core deposits and the related net FTP impact, net interest income increased $43 million compared to the same period last year. Net charge-offs as a percent of average loan and leases increased to 103 bp from 64 bp in the third quarter of 2006.

Noninterest income increased $18 million, or nine percent, compared to the third quarter of 2006. Service charges on deposits increased 17%, or $16 million, compared to the third quarter of 2006 driven by new account openings and higher levels of customer activity. Electronic payment processing revenue increased $6 million, or 11%, as card issuer interchange benefited from the organic growth of the Bancorp’s credit card portfolio. Card issuer interchange fees, which comprise the majority of the Branch Banking’s electronic payment processing revenues, increased from $43 million in the third quarter of 2006 to $48 million in the third quarter of 2007.

Partially offsetting revenue growth was an increase in noninterest expense of 11% compared to the third quarter of 2006, related to the Bancorp’s de novo growth strategy, which led to a 12% increase in net occupancy and equipment costs. Since the third quarter of 2006, 36 additional banking centers were opened. The Bancorp continues to position itself for sustained long-term growth through new banking center additions.

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

TABLE 13: Consumer Lending

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income	$85	90	264	275
Provision for loan and lease losses	40	24	93	64
Noninterest income:
Mortgage banking net revenue	24	35	99	120
Other noninterest income	22	15	56	62
Noninterest expense:
Salaries, incentives and benefits	19	23	63	77
Other noninterest expenses	41	45	126	131

Income before taxes	31	48	137	185
Applicable income taxes	11	17	48	65

Net income	$20	31	89	120

Average Balance Sheet Data
Residential mortgage loans	$10,026	9,684	9,960	9,403
Home equity	1,324	1,348	1,354	1,295
Automobile loans	9,843	8,516	9,563	8,465
Consumer leases	872	1,254	952	1,392

Net income decreased $11 million, or 36%, compared to the third quarter of 2006 due to decreased gain on sale margins and higher charge-offs. Net interest income decreased six percent from the prior year despite average loans and leases increasing six percent, due to a higher FTP charge resulting from higher noninterest-earning assets in comparison to the third quarter of 2006. Net charge-offs as a percent of average loan and leases increased from 48 bp in the third quarter of 2006 to 78 bp in the third quarter of 2007 due to greater severity of loss in the home equity portfolio related to declining real estate prices and increase of charge-offs in the automobile portfolio.

Consumer Lending had mortgage originations of $2.9 billion and $2.3 billion for the three months ended September 30, 2007 and 2006. Origination fees and gains on loan sales were $7 million, a decrease of $12 million, or 61%, compared to the third quarter of 2006. The overall decrease occurred despite the increase in mortgage originations as gains on sale were significantly affected by liquidity issues and increased credit spreads in secondary markets during the third quarter of 2007. Additionally, there was a higher mix of originations from the wholesale channel compared to the third quarter of 2006.

Noninterest expense decreased $8 million, or 12%, primarily from lower salaries and related employee benefits expense due to a reduction in personnel compared to the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The Bancorp’s primary services include trust, asset management, retirement plans, custody and private banking. Fifth Third Securities, Inc., an indirect wholly-owned subsidiary of the Bancorp, offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp, provides asset management services and also advises the Bancorp’s proprietary family of mutual funds, Fifth Third Funds.* As of September 30, 2007, the Bancorp has $232 billion in assets under care and $34 billion in managed assets. The table below contains selected financial data for the Investment Advisors segment.

TABLE 14: Investment Advisors

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income	$37	30	$111	93
Provision for loan and lease losses	4	1	10	3
Noninterest income:
Investment advisory income	96	89	291	277
Other noninterest income	6	5	17	14
Noninterest expense:
Salaries, incentives and benefits	41	41	125	129
Other noninterest expenses	56	51	173	158

Income before taxes	38	31	111	94
Applicable income taxes	13	11	39	33

Net income	$25	20	$72	61

Average Balance Sheet Data
Loans and leases	$3,230	3,071	$3,169	3,062
Core deposits	4,970	4,841	5,027	4,652

Net income increased $5 million, or 25%, compared to the third quarter of 2006 as a result of increased deposits and fee growth. Net interest income increased to $37 million, an increase of $7 million as a result of average core deposit growth and the related increase in the FTP credit for these deposits. Investment advisors realized growth in most deposit categories offset by declines in interest checking.

Investment advisory income increased eight percent from the third quarter of 2006 as growth was realized in the majority of sub captions, including positive brokerage results. Increased brokerage staff contributed to the growth in brokerage income of $3 million, or 11%, during the third quarter of 2007.

Noninterest expense grew five percent as compensation and incentives were flat and other noninterest expense grew nine percent in comparison to the same quarter last year.

*	FIFTH THIRD FUNDS® PERFORMANCE DISCLOSURE

Fifth Third Funds investments are: NOT INSURED BY THE FDIC or any other government agency, are not deposits or obligations of, or guaranteed by, any bank, the distributor or of the Funds any of their respective affiliates, and involve investment risks, including the possible loss of the principal amount invested. An investor should consider the fund’s investment objectives, risks and charges and expenses carefully before investing or sending money. The Funds’ prospectus contains this and other important information about the Funds. To obtain a prospectus or any other information about Fifth Third Funds, please call 1-800-282-5706 or visit www.53.com. Please read the prospectus carefully before investing. Fifth Third Funds are distributed by ALPS Distributors, Inc., member NASD, d/b/a FTAM Funds Distributor, Inc. ALPS Distributors, Inc. and FTAM Funds Distributor, Inc. are affiliated firms through direct ownership, although ALPS Distributors, Inc. and FTAM Funds Distributor, Inc. are not affiliates of Fifth Third Bank. Fifth Third Asset Management, Inc. serves as Investment Adviser to Fifth Third Funds and receives a fee for its services.

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

TABLE 15: Processing Solutions

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Income Statement Data
Net interest income	$1	6	$9	19
Provision for loan and lease losses	4	2	16	6
Noninterest income:
Merchant processing	123	100	340	284
Financial institutions processing	84	76	249	221
Other noninterest income	3	6	21	12
Securities gains (losses), net	—	53	—	78
Noninterest expense:
Salaries, incentives and benefits	19	17	56	52
Payment processing expense	104	81	290	222
Other noninterest expenses	110	35	179	103

Income before taxes	(26)	106	78	231
Applicable income taxes	(9)	37	29	82

Net income	$(17)	69	$49	149

Net income decreased $86 million compared to the third quarter of 2006 as the segment expensed $78 million associated with the Visa/American Express anti-trust litigation settlement in the third quarter of 2007 and $53 million gain from the sale of the Bancorp’s MasterCard, Inc. shares in the third quarter of 2006. Excluding these transactions, pretax income declined by $1 million, or two percent, compared to the third quarter of 2006 as revenue growth was offset by expense growth. Merchant and financial institution revenues increased by $23 million, or 23%, and $8 million, or 11%, respectively, primarily due to new national merchant customer additions and continued success in attracting financial institution customers, resulting in increased transaction volume. Strong merchant revenue growth is expected to continue as national contracts signed during the current year convert throughout the remainder of 2007.

Payment processing expense increased 29% due to higher association network charges resulting from increased transaction volume in addition to expenses related to the conversion of large national merchant contracts. Merchant transactions processed increased 19% and financial institution transactions processed increased 27% over the third quarter of 2006. Expenses are expected to moderate in future quarters to be more consistent with revenue growth while reflecting spread pressure during the renewal of current customer contracts. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, certain non-core deposit funding, unassigned equity and certain support activities and other items not attributed to the business segments.

Net income increased by $31 million compared to the same quarter last year. The increase in net income is primarily due to $13 million in net securities gains in the current quarter compared to $34 million in net securities losses in the same quarter last year. This increase was offset by the growth in the provision for loan and leases losses, which was $26 million in the third quarter of 2007 compared to $10 million in the same quarter last year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans

The table below summarizes the end of period total loans and leases, which includes loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 16: Components of Total Loans and Leases (includes held for sale)

	September 30, 2007		December 31, 2006		September 30, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$23,317	29	$20,831	28	$21,260	29
Commercial mortgage loans	11,178	14	10,405	14	9,879	13
Commercial construction loans	5,463	7	6,168	8	5,879	8
Commercial leases	3,710	5	3,841	5	3,752	5

Total commercial loans and leases	43,668	55	41,245	55	40,770	55

Consumer:
Residential mortgage loans	9,945	13	9,905	13	9,629	13
Home equity	11,737	15	12,154	16	12,235	16
Automobile loans	11,043	14	10,028	13	9,599	13
Credit card	1,460	2	1,004	1	876	1
Other consumer loans and leases	1,162	1	1,167	2	1,243	2

Total consumer loans and leases	35,347	45	34,258	45	33,582	45

Total loans and leases	$79,015	100	$75,503	100	$74,352	100

Total loans and leases increased six percent over the third quarter of 2006. During the fourth quarter of 2006, the Bancorp reviewed its loan classifications, which resulted in a reclassification of approximately $450 million of commercial loans to commercial mortgage loans. Prior period balances were not restated.

Total commercial loans and leases increased $2.9 billion, or seven percent, compared to September 30, 2006. The increase was primarily due to strong growth in commercial loans, which increased ten percent compared to the third quarter of 2006. The increase in commercial loans is attributable to growth in balances related to the disruption in wholesale capital markets. Commercial mortgage loans increased 13% over the third quarter of 2006, while commercial construction loans decreased seven percent compared to the same period reflecting the conversion of construction loans to permanent financing. The overall mix of commercial loans is consistent with prior periods.

Total consumer loans and leases increased $1.8 billion, or five percent, compared to September 30, 2006. Credit cards increased to $1.5 billion, an increase of 67%, over the third quarter of 2006, as the Bancorp continues to place an emphasis on cross-selling credit cards to its existing retail customer base. Automobile loans increased by approximately $1.4 billion, or 15%, due to more indirect financing relationships. Credit card and automobile loan growth was offset by the anticipated run-off in the consumer lease portfolio totaling $346 million since the third quarter of 2006. Excluding this run-off, consumer loans and leases grew seven percent compared to the same quarter last year.

TABLE 17: Components of Average Total Loans and Leases (includes held for sale)

	September 30, 2007		December 31, 2006		September 30, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$22,345	29	$21,228	28	$20,879	28
Commercial mortgage loans	11,117	14	9,929	13	9,833	13
Commercial construction loans	5,499	7	6,099	8	5,913	8
Commercial leases	3,700	5	3,762	6	3,740	5

Total commercial loans and leases	42,661	55	41,018	55	40,365	54

Consumer:
Residential mortgage loans	10,396	13	10,038	13	9,699	13
Home equity	11,752	15	12,225	16	12,174	17
Automobile loans	10,865	14	9,834	13	9,522	13
Credit card	1,366	2	915	1	870	1
Other consumer loans and leases	1,204	1	1,232	2	1,308	2

Total consumer loans and leases	35,583	45	34,244	45	33,573	46

Total average loans and leases	$78,244	100	$75,262	100	$73,938	100

Total portfolio loans and leases (excludes held for sale)	$76,295		$74,032		$72,903

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased $2.3 billion, or six percent, compared to the third quarter of 2006. The increase in average commercial loans and leases was primarily driven by strong growth in commercial loans and commercial mortgage loans, which combined, increased nine percent over the third quarter of 2006. Growth in these products was realized in the majority of the Bancorp’s markets, including the key growth market of Nashville, which experienced 26% growth.

Average consumer loans and leases increased $2.0 billion, or six percent, compared to the third quarter of 2006 as a result of the growth in average credit card balances of $496 million and an increase in average automobile loan balances of $1.3 billion. The Bancorp experienced growth in the majority of its markets highlighted by 32% growth in Nashville, nine percent in Chicago and eight percent in Florida.

Investment Securities

Total investment securities were $11.3 billion, $11.6 billion and $20.0 billion at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to or in anticipation of changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

The following table provides a breakout of the components of investment securities.

TABLE 18: Components of Investment Securities (amortized cost basis)

($ in millions)	September 30, 2007	December 31, 2006	September 30, 2006
Available-for-sale and other:
U.S. Treasury and Government agencies	$3	1,396	503
U.S. Government sponsored agencies	500	100	1,059
Obligations of states and political subdivisions	538	603	631
Agency mortgage-backed securities	8,290	7,999	14,778
Other bonds, notes and debentures	705	172	2,142
Other securities	971	966	990

Total available-for-sale and other securities	$11,007	11,236	20,103

Held-to-maturity:
Obligations of states and political subdivisions	$344	345	348
Other bonds, notes and debentures	2	11	11

Total held-to-maturity	$346	356	359

During the third quarter of 2007, net unrealized losses on the available-for-sale securities portfolio decreased from $355 million at June 30, 2007 to $230 million at September 30, 2007 due to decreasing interest rates across the Treasury yield curve. At September 30, 2007, 95% of the unrealized losses in the available-for-sale security portfolio were comprised of securities issued by U.S. Treasury and Government agencies, U.S. Government sponsored agencies and states and political subdivisions as well as agency mortgage-backed securities. The Bancorp believes the price movements in these securities were the result of the movement in market interest rates.

On an amortized cost basis, period end available-for-sale securities decreased $229 million since December 31, 2006 and decreased $9.1 billion since September 30, 2006. During the third quarter of 2007, the Bancorp purchased commercial paper from an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third party. As of September 30, 2007, the Bancorp held approximately $547 million of this commercial paper in its available-for-sale securities portfolio. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the unconsolidated QSPE. Approximately $1.4 billion in U.S. Treasury and Government agency securities were reinvested into agency mortgage-backed securities throughout 2007. Additionally, the Bancorp sold approximately $747 million of certain agency mortgage-backed securities during the third quarter of 2007 to reduce exposure to slowing prepayment speeds. The overall decrease from the third quarter of 2006 was a result of the balance sheet actions taken in the fourth quarter of 2006 to reduce the available-for-sale securities portfolio to a size that is more consistent with its liquidity, collateral and interest rate risk management requirements.

At September 30, 2007, available-for-sale securities were 12% of interest-earning assets, down from 13% at December 31, 2006 and 21% at September 30, 2006. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 5.7 years at September 30, 2007 compared to 4.3 years at December 31, 2006 and 4.1 years at September 30, 2006. The weighted-average yield of the debt securities in the available-for-sale portfolio was 5.51% at September 30, 2007 compared to 5.18% at December 31, 2006 and 4.66% at September 30, 2006.

Information presented in Table 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed utilizing historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 19: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2007 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$—	$—	—	—%
Average life 1 – 5 years	—	—	—	—
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	3	3	12.7	6.45

Total	3	3	12.3	6.48
U.S. Government sponsored agencies:
Average life of one year or less	340	340	0.1	4.10
Average life 1 – 5 years	160	157	3.3	4.44
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	—	—	—	—

Total	500	497	1.1	4.21
Obligations of states and political subdivisions (a):
Average life of one year or less	96	96	0.5	7.64
Average life 1 – 5 years	339	344	2.8	7.15	(b)
Average life 5 – 10 years	67	69	6.5	7.22	(b)
Average life greater than 10 years	36	36	11.0	3.92	(b)

Total	538	545	3.4	7.25
Agency mortgage-backed securities:
Average life of one year or less	152	152	0.1	5.78
Average life 1 – 5 years	1,708	1,682	3.5	4.89
Average life 5 – 10 years	6,334	6,137	7.3	5.65
Average life greater than 10 years	96	90	10.3	4.87

Total	8,290	8,061	6.4	5.48
Other bonds, notes and debentures (c):
Average life of one year or less	550	550	0.1	5.46
Average life 1 – 5 years	85	84	3.3	4.63
Average life 5 – 10 years	31	31	5.2	5.63
Average life greater than 10 years	39	38	29.3	6.74

Total	705	703	2.2	5.44
Other securities (d)	971	968

Total available-for-sale and other securities	$11,007	$10,777	5.7	5.51%

(a)	Taxable-equivalent yield adjustments included in above table are 2.51%, 2.35%, 2.38%, 1.29% and 2.38% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Weighted-average yield excludes $1 million, $17 million and $35 million of securities with an average life of 1-5 years, 5-10 years and greater than 10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.77%.
(c)	Other bonds, notes and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(d)	Other securities consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank restricted stock holdings that are carried at cost, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Deposits

The table below summarizes the end of period total deposits by major category:

TABLE 20: Deposits

	September 30, 2007		December 31, 2006		September 30, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$13,174	19	14,331	21	13,883	20
Interest checking	14,294	21	15,993	23	15,855	23
Savings	15,599	22	13,181	19	12,392	18
Money market	6,163	9	6,584	9	6,462	10
Foreign office	2,014	3	1,353	2	846	1

Transaction deposits	51,244	74	51,442	74	49,438	72
Other time	10,267	15	10,987	16	10,818	16

Core deposits	61,511	89	62,429	90	60,256	88
Certificates—$100,000 and over	5,973	8	6,628	9	6,871	10
Other foreign office	1,898	3	323	1	1,516	2

Total deposits	$69,382	100	69,380	100	68,643	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on transaction account deposit growth in its retail and commercial franchises by expanding its retail franchise, enhancing its product offerings and providing competitive rates. During the first quarter of 2007, the Bancorp expanded its deposit product line by offering an equity-linked certificate of deposit and a new savings account to help customers identify and reach savings goals. At September 30, 2007, core deposits represented 59% of the Bancorp’s asset funding base, compared to 57% at September 30, 2006.

During the third quarter of 2007, the Bancorp reclassified certain foreign office deposits as transaction deposits. Included in foreign office deposits are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance nor hold collateral. The remaining foreign office balances are brokered deposits and the Bancorp uses these, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth.

Overall, transaction and core deposit balances increased four percent and two percent, respectively, compared to September 30, 2006. Account balances continued to migrate from demand and interest checking accounts to savings. While the Bancorp continues to realize a mix shift as customers move from lower-yield transaction accounts to higher-yield savings and money market deposits, the pace of the shift decreased slightly compared to the prior year. Growth in foreign office deposits also contributed to the overall increase in core deposits.

The table below summarizes the average deposits by major category for the three months ended:

TABLE 21: Average Deposits

	September 30, 2007		December 31, 2006		September 30, 2006
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$13,143	19	13,882	20	13,642	20
Interest checking	14,334	20	15,744	23	16,251	23
Savings	15,390	22	12,812	18	12,279	18
Money market	6,247	9	6,572	9	6,371	9
Foreign office	1,808	3	1,047	2	770	1

Transaction deposits	50,922	73	50,057	72	49,313	71
Other time	10,290	15	10,991	16	10,794	16

Core deposits	61,212	88	61,048	88	60,107	87
Certificates—$100,000 and over	6,062	9	6,750	10	6,415	9
Other foreign office	1,981	3	1,711	2	2,898	4

Total deposits	$69,255	100	69,509	100	69,420	100

Average core deposits increased two percent compared to the third quarter of 2006 as increases in savings and foreign office deposits were offset by declines in interest checking, certificates of deposit and commercial demand deposits. Average core deposits increased in the majority of affiliates, including increases in the Nashville, Louisville and Lexington affiliates by 23%, 11% and 10%, respectively, compared to the third quarter of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings

Total short-term borrowings were $8.9 billion at September 30, 2007 compared to $4.2 billion at December 31, 2006 and $9.3 billion at September 30, 2006. As of September 30, 2007, December 31, 2006 and September 30, 2006, total borrowings as a percentage of interest-bearing liabilities were 28%, 23% and 30%, respectively. The overall decrease in borrowings from the third quarter of 2006 is due to the balance sheet actions in the fourth quarter of 2006 offset by increases in federal funds purchased and other short-term borrowings during 2007.

The Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding. Refer to the Liquidity Risk Management section for discussion on the Bancorp’s liquidity management. In March and August 2007, Fifth Third Capital Trust IV and V, wholly-owned non-consolidated subsidiaries of the Bancorp, issued $750 and $575 million, respectively, of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion. In October 2007, Fifth Third Capital Trust VI, a wholly-owned non-consolidated subsidiary of the Bancorp, issued $863 million of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further discussion.

TABLE 22: Borrowings

($ in millions)	September 30, 2007	December 31, 2006	September 30, 2006
Federal funds purchased	$5,130	1,421	5,434
Other short-term borrowings	3,796	2,796	3,833
Long-term debt	12,498	12,558	14,170

Total borrowings	$21,424	16,775	23,437

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

•

Credit Risk Review - responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, counter-party credit risk, the accuracy of risk grades assigned to commercial credit exposure, and appropriate accounting for charge-offs, non-accrual status and specific reserves and reports directly to the Risk and Compliance Committee of the Board of Directors;

•	Consumer Credit Risk Management - responsible for credit risk management in consumer lending;

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

Designated risk managers have been assigned to all business lines. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and who report jointly to affiliate presidents and ERM.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Corporate Credit Committee, the Credit Policy Committee, the Operational Risk Committee and the Executive Asset Liability Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure, counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely centralized, while ERM manages the policy and authority delegation process directly. The Credit Risk Review function, within ERM, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

The Bancorp’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis

Quantitative and Qualitative Disclosure about Market Risk (continued)

purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to implementation for reserve analysis purposes. The dual risk rating system is expected to be consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The following table provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification, by loan size and by state, illustrating the diversity and granularity of the Bancorp’s portfolio.

TABLE 23: Commercial Loan and Lease Portfolio (a)

	2007				2006
As of September 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$11,003	13,708	97	10,312	12,770	46
Manufacturing	5,856	12,546	25	4,927	10,892	51
Construction	5,293	8,631	133	5,496	8,987	41
Retail trade	3,982	7,170	23	3,476	6,269	23
Transportation and warehousing	2,368	2,888	18	2,031	2,373	5
Healthcare	2,113	3,725	13	1,766	2,965	6
Business services	2,048	3,947	22	1,859	3,495	12
Wholesale trade	2,048	3,888	32	1,962	3,789	11
Financial services and insurance	1,695	5,915	6	1,556	4,520	4
Individuals	1,163	1,505	15	1,483	1,953	15
Other services	1,015	1,452	14	968	1,340	10
Accommodation and food	919	1,357	14	869	1,279	10
Communication and information	760	1,360	1	622	1,115	—
Public administration	751	965	—	800	990	—
Other	632	1,572	6	759	1,300	4
Agribusiness	622	816	—	622	816	8
Entertainment and recreation	590	857	5	568	852	—
Mining	478	858	5	264	590	1
Utilities	332	1,141	2	320	1,221	—

Total	$43,668	74,301	431	40,660	67,516	247

By loan size:
Less than $200,000	4%	3	11	5	3	13
$200,000 to $1 million	15	11	27	17	13	26
$1 million to $5 million	29	24	41	32	27	42
$5 million to $10 million	16	15	16	17	16	19
$10 million to $25 million	22	24	5	20	24	—
Greater than $25 million	14	23	—	9	17	—

Total	100%	100	100	100	100	100

By state:
Ohio	25%	29	26	25	28	37
Michigan	21	19	34	22	20	20
Illinois	10	10	11	10	10	6
Florida	10	8	9	10	9	8
Indiana	9	8	11	9	9	19
Kentucky	6	6	4	6	6	6
Tennessee	3	3	2	3	3	2
Pennsylvania	2	2	—	1	2	—
Missouri	1	1	—	1	1	—
West Virginia	—	—	1	—	—	—
Out-of-footprint	13	14	2	13	12	2

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure about Market Risk (continued)

The commercial portfolio is characterized by 87% of outstanding balances and 86% of exposures concentrated within the Bancorp’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania, and Missouri. Exclusive of the national large-ticket leasing business, the commercial portfolio is characterized by 93% of outstanding balances and 90% of exposures concentrated within these ten states. The mortgage and construction segments of the commercial portfolio are characterized by 97% of outstanding balances and exposures concentrated within these ten states.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 24 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of September 30, 2007 and 2006. Table 25 shows the Bancorp’s originations of these products for the three months ended September 30, 2007 and 2006. The Bancorp does not currently originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest.

TABLE 24: Residential Mortgage Outstandings

	2007			2006
As of September 30 ($ in millions)	Amount	Percent of total	Delinquency Ratio	Amount	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,855	21%	6.89%	$1,949	22%	3.56%
Interest-only	1,567	18	1.44	1,216	14.08
Greater than 80% LTV and interest-only	514	6	3.68	561	6.38
80/20 loans	—	—	—	37	—	—

The Bancorp also sells certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of September 30, 2007 and 2006 were $1.6 billion and 2.36% and $1.1 billion and 1.66%, respectively.

TABLE 25: Residential Mortgage Originations

	2007		2006
($ in millions)	Amount	Percent of total	Amount	Percent of total
For the three months ended September 30:
Greater than 80% LTV with no mortgage insurance	$45	2%	$153	7%
Interest-only	438	16	310	14
Greater than 80% LTV and interest-only	—	—	19	1
80/20 loans	66	2	133	6

For the nine months ended September 30:
Greater than 80% LTV with no mortgage insurance	243	3	545	8
Interest-only	1,496	17	924	13
Greater than 80% LTV and interest-only	19	—	172	2
80/20 loans	177	2	349	5
80/20 loans and interest-only	44	1	—	—

The Bancorp originates certain non-conforming residential mortgage loans known as Alt-A. Borrower qualifications are comparable to other conforming residential mortgage products and the Bancorp has sold the majority of these loans into the secondary market without recourse. For the three and nine months ended September 30, 2007, the Bancorp originated $71 million and $644 million of Alt-A loans. During 2007, approximately $150 million of Alt-A loans were moved from held for sale to held for investment, and an impairment charge of approximately $3 million was recognized in mortgage banking net revenue. As of September 30, 2007, the Bancorp held $163 million of Alt-A loans for investment with approximately $2 million on nonaccrual status. As market conditions for these loans changed throughout 2007, management responded by making adjustments to underwriting standards and, as of September 30, 2007, all Alt-A loans are being underwritten and sold under an agency flow sale agreement.

Analysis of Nonperforming Assets

A summary of nonperforming assets is included in Table 26. Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) loans and leases that have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and (iii) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status

Quantitative and Qualitative Disclosure about Market Risk (continued)

when the principal or interest is past due 90 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan are not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued but unpaid interest is reversed. At least quarterly, commercial loans on nonaccrual status are reviewed for impairment and, if present, an allowance is recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

As of September 30, 2007, nonaccrual credits as a percent of total loans and leases were .75%, compared to .43% as of September 30, 2006. As of September 30, 2007, 74% of total nonaccrual credits were secured by real estate compared to 57% as of September 30, 2006.

TABLE 26: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	September 30, 2007	December 31, 2006	September 30, 2006
Commercial loans	$175	127	157
Commercial mortgage	146	84	49
Commercial construction	105	54	31
Commercial leases	5	6	11
Residential mortgage	68	38	34
Consumer loans and leases (a)	48	43	38
Consumer restructured loans	22	—	—

Total nonaccrual loans and leases	569	352	320
Other assets, including other real estate owned	137	103	91

Total nonperforming assets	$706	455	411

Commercial loans	$45	38	33
Commercial mortgage	41	17	19
Commercial construction loans	54	6	10
Commercial leases	3	2	3
Residential mortgage (b)	116	68	65
Credit card	24	16	13
Consumer loans and leases (a)	77	63	53

Total 90 days past due loans and leases	$360	210	196

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	.92%	.61	.56
Allowance for loan and lease losses as a percent of total nonperforming assets	117	170	185

(a)	Includes home equity, automobile and other consumer loans and leases.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2007, December 31, 2006 and September 30, 2006, these advances were $19 million, $14 million and $11 million, respectively.

Commercial nonaccrual credits as a percent of commercial loans increased since the third quarter of 2006, from .61% to 1.00%. The majority of the increase continues to be driven by the real estate and construction industries in the Southern Florida, Northeastern Ohio and Eastern Michigan affiliates. As shown in Table 23, the real estate and construction industries contributed to more than two-thirds of the increase in nonaccrual credits. As of September 30, 2007, the Bancorp has outstanding loans to homebuilders of $1.4 billion, exposure of $2.4 billion and $49 million of nonaccrual credits.

Consumer nonaccrual credits as a percent of consumer loans increased since the third quarter of 2006, from .22% to .41%. The increase in consumer nonaccrual credits is primarily attributable to the housing markets in the Michigan and Florida affiliates, the changes in policy for the repossession of automobiles and the restructuring of certain high risk loans. Michigan and Florida nonaccrual credits contributed to 57% of the increase in nonaccrual credits in the consumer loan portfolio. The Bancorp has devoted significant attention to loss mitigation activities and, during the past year, decreased the timing between delinquency and repossession of automobiles and proactively restructured certain real estate loans with borrowers located in high-risk areas. These changes contributed approximately $30 million in additional nonaccrual loans as of September 30, 2007.

Total nonperforming assets were $706 million at September 30, 2007, compared to $455 million at December 31, 2006 and $411 million at September 30, 2006. Nonperforming assets as percentage of total loans, leases and other assets, including other real estate owned increased to .92% as of September 30, 2007 compared to .61% as of December 31, 2006 and .56% as of September 30, 2006. Total loans and leases 90 days past due have increased from $196 million as of September 30, 2006 to $360 million as of

Quantitative and Qualitative Disclosure about Market Risk (continued)

September 30, 2007, with the majority of the increase in the real estate and construction industries in the Michigan and Florida affiliates.

Analysis of Net Loan Charge-offs

The table below provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category:

TABLE 27: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Losses charged off:
Commercial loans	$(24)	(29)	(71)	(95)
Commercial mortgage loans	(8)	(8)	(30)	(16)
Commercial construction loans	(5)	(1)	(17)	(4)
Commercial leases	—	—	(1)	(3)
Residential mortgage loans	(9)	(5)	(25)	(16)
Home equity	(29)	(16)	(70)	(49)
Automobile loans	(32)	(21)	(80)	(62)
Credit card	(14)	(9)	(37)	(25)
Other consumer loans and leases	(6)	(7)	(20)	(21)

Total losses	(127)	(96)	(351)	(291)
Recoveries of losses previously charged off:
Commercial loans	1	4	10	16
Commercial mortgage loans	—	1	1	2
Commercial construction loans	—	—	—	—
Commercial leases	—	1	1	5
Residential mortgage loans	—	—	—	—
Home equity	2	2	6	8
Automobile loans	7	6	25	24
Credit card	1	1	6	4
Other consumer loans and leases	1	2	14	13

Total recoveries	12	17	63	72
Net losses charged off:
Commercial loans	(23)	(25)	(61)	(79)
Commercial mortgage loans	(8)	(7)	(29)	(14)
Commercial construction loans	(5)	(1)	(17)	(4)
Commercial leases	—	1	—	2
Residential mortgage loans	(9)	(5)	(25)	(16)
Home equity	(27)	(14)	(64)	(41)
Automobile loans	(25)	(15)	(55)	(38)
Credit card	(13)	(8)	(31)	(21)
Other consumer loans and leases	(5)	(5)	(6)	(8)

Total net losses charged off	$(115)	(79)	(288)	(219)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.41%	.47	.38	.52
Commercial mortgage loans	.26	.30	.36	.19
Commercial construction loans	.35	.07	.40	.08
Commercial leases	(.01)	(.12)	.01	(.07)

Total commercial loans	.33	.32	.35	.32

Residential mortgage loans	.41	.27	.39	.25
Home equity	.94	.46	.72	.46
Automobile loans	.91	.63	.70	.54
Credit card	3.59	3.82	3.40	3.49
Other consumer loans and leases	1.99	1.09	.49	.78

Total consumer loans	.93	.57	.72	.52

Total net losses charged off	.60%	.43	.51	.41

Net charge-offs as a percent of average loans and leases outstanding were 60 bp in the third quarter of 2007, an increase from 52 bp and 43 bp for the quarter ended December 31, 2006 and September 30, 2006, respectively. Commercial charge-offs were modestly higher than the prior year as the increase in commercial real estate charge-offs was offset by lower commercial loan charge-offs.

Quantitative and Qualitative Disclosure about Market Risk (continued)

Compared to the prior year, consumer charge-offs increased 36 bp and 20 bp for the three and nine months ended September 30, 2007, primarily due to the home equity and automobile portfolios. Home equity charge-offs increased due to the depressed housing markets in Michigan and Florida. Automobile charge-offs increased as a result of increased loss severity due to a market surplus of used automobiles.

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

In the current year, the Bancorp has not substantively changed any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments (recorded in other liabilities on the Condensed Consolidated Balance Sheet). The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense on the Condensed Consolidated Statements of Income.

TABLE 28: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Allowance for loan and lease losses:
Beginning balance	$803	753	771	744
Net losses charged off	(115)	(79)	(288)	(219)
Provision for loan and lease losses	139	87	344	236

Ending balance	$827	761	827	761

Reserve for unfunded commitments:
Beginning balance	$77	74	76	70
Provision for unfunded commitments	2	2	3	6

Ending balance	$79	76	79	76

The allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 1.08% at September 30, 2007 from 1.04% at December 31, 2006 and September 30, 2006.

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

Quantitative and Qualitative Disclosure about Market Risk (continued)

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

The following table shows the Bancorp’s estimated earnings sensitivity profile and the ALCO policy limits on the asset and liability positions as of September 30, 2007:

TABLE 29: Estimated Earnings Sensitivity Profile

	Change in Net Interest Income (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(.02)%	2.96	(5.00)	(7.00)
+100	.09	1.57	—	—
-100.64		.79	—	—
-200	1.52	.03	(5.00)	(7.00)

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

The following table shows the Bancorp’s EVE sensitivity profile and the ALCO policy limits as of September 30, 2007:

TABLE 30: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(5.53)%	(20.0)
-200	3.02	(20.0)

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

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings and cash flows caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions.

Quantitative and Qualitative Disclosure about Market Risk (continued)

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered free-standing derivatives.

The Bancorp also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of September 30, 2007 are included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of September 30, 2007:

TABLE 31: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$12,410	8,816	1,423	22,649
Commercial mortgage loans	4,899	4,614	1,577	11,090
Commercial construction loans	3,876	1,311	276	5,463
Commercial leases	589	1,483	1,638	3,710

Subtotal - commercial loans	21,774	16,224	4,914	42,912

Residential mortgage loans	2,498	3,851	2,708	9,057
Home equity	2,182	4,843	4,712	11,737
Automobile loans	3,567	5,816	623	10,006
Credit card	201	1,259	—	1,460
Other consumer loans and leases	491	552	39	1,082

Subtotal - consumer loans	8,939	16,321	8,082	33,342

Total	$30,713	32,545	12,996	76,254

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of September 30, 2007:

TABLE 32: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,517	7,722
Commercial mortgage loans	2,174	4,017
Commercial construction loans	322	1,265
Commercial leases	3,121	—

Subtotal - commercial loans	8,134	13,004

Residential mortgage loans	3,617	2,942
Home equity	1,656	7,899
Automobile loans	6,439	—
Credit card	275	984
Other consumer loans and leases	528	63

Subtotal - consumer loans	12,515	11,888

Total	$20,649	24,892

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $621 million and $498 million as of September 30, 2007 and 2006, respectively. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity and consults with an independent third-party specialist in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

Quantitative and Qualitative Disclosure about Market Risk (continued)

The decrease in spread between current interest rates charged and the earning interest rate of the serviced mortgage portfolio resulted in temporary impairment of $9 million during the third quarter of 2007 compared to a temporary impairment charge of $3 million in the third quarter of 2006. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. The Bancorp recognized a net gain of $12 million and $6 million for the three months ended September 30, 2007 and 2006, respectively, related to changes in the fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income on the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2007 and 2006 was approximately $262 million and $266 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand or unexpected deposit withdrawals. This goal is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 5.7 years at September 30, 2007, based on current prepayment expectations. Of the $10.8 billion (fair value basis) of securities in the available-for-sale portfolio at September 30, 2007, $2.5 billion in principal and interest is expected to be received in the next 12 months, and an additional $1.5 billion is expected to be received in the next 13 to 24 months. In addition to the sale of available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the nine months ended September 30, 2007 and 2006, a total of $9.4 billion and $6.9 billion, respectively, were sold, securitized or transferred off-balance sheet.

During the third quarter of 2007, an indirect, wholly-owned special purpose subsidiary of the Bancorp established an effective shelf registration with the U.S. Securities and Exchange Commission (“SEC”) to issue up to $5.0 billion in securities backed by automobile loans originated by the Bancorp’s Ohio and Michigan subsidiary Banks. Additionally, during the third quarter the Bancorp reclassified approximately $1.0 billion in automobile loans to loans held for sale and entered into an interest rate swap with a $1.0 billion notional amount to hedge the forecasted sale and securitization of such loans in the fourth quarter. In the fourth quarter, the Bancorp increased the forecasted sale and securitization by $1.0 billion and entered into an additional $1.0 billion interest rate swap. The effect of the forecasted sale and securitization and related hedges on our financial results for the fourth quarter of 2007 will depend on future market developments and related management decisions. However, current estimates are that pretax income could be reduced by up to $20 million.

Additionally, the Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of September 30, 2007, $1.7 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations and subsequently used to issue $863 million of trust preferred securities in October 2007. See Note 19 of the Notes to Condensed Consolidated Financial Statements for further information on this issuance. The Bancorp also has $16.1 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to a 9.13% average equity capital base, provide the Bancorp with a stable funding base.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 69% of its average total assets during the third quarter of 2007. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Quantitative and Qualitative Disclosure about Market Risk (continued)

CAPITAL MANAGEMENT

The Bancorp maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At September 30, 2007, shareholders’ equity was $9.3 billion, compared to $10.0 billion at December 31, 2006 and September 30, 2006. Average shareholders’ equity as a percentage of average assets for the third quarter of 2007 was 9.13% compared to 9.33% in the same quarter last year. Tangible equity as a percent of tangible assets was 6.83% and 7.40% at September 30, 2007 and 2006, respectively. The decline in shareholders’ equity and the tangible equity ratio are a result of the $1.1 billion in share repurchases during 2007.

During 2007, the Bancorp raised approximately $2.2 billion in Tier I-qualifying funding through three separate issuances of trust preferred securities. In March 2007, Fifth Third Capital Trust IV, a wholly-owned non-consolidated subsidiary of the Bancorp, issued $750 million of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. In August 2007, Fifth Third Capital Trust V, a wholly-owned non-consolidated subsidiary of the Bancorp, issued $575 million of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. Additionally, in October 2007, Fifth Third Capital Trust VI, a wholly owned non-consolidated subsidiary of the Bancorp, issued $863 million of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. See Note 8 and Note 19 of the Notes to Condensed Consolidated Financial Statements for further discussion of these issuances.

Regulatory capital ratios remain comparable with the prior year as the impact of the share repurchases and growth in risk weighted assets was offset by the March and August issuances of Tier I-qualifying trust preferred securities. In September 2007, the Bancorp entered into a material definitive agreement to repurchase all issued and outstanding shares of its Fifth Third REIT Series B Preferred Stock on December 27, 2007. The carrying value of the Series B Preferred Stock, which qualifies as Tier 1 capital, is expected to be approximately $690 million at the purchase date. The negative impact to the regulatory ratios from the repurchase of the REIT shares will be offset by the $863 million of trust preferred securities issued in October 2007.

The Bancorp completed its acquisition of R-G Crown Bank in the fourth quarter. The integration of Crown is expected to reduce tangible and regulatory capital levels by approximately 40 bp.

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

TABLE 33: Regulatory Capital

($ in millions)	September 30, 2007	December 31, 2006	September 30, 2006
Tier I capital	$9,201	8,625	8,810
Total risk-based capital	11,824	11,385	10,817
Risk-weighted assets	108,754	102,823	101,940
Regulatory capital ratios:
Tier I capital	8.46%	8.39	8.64
Total risked-based capital	10.87	11.07	10.61
Tier I leverage	9.23	8.44	8.52

Dividend Policy

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Bancorp’s quarterly dividend for the third quarter of 2007 was $.42 per share, consistent with the second quarter of 2007 quarterly dividend and an increase of five percent over the $.40 per share declared in the third quarter of 2006.

Stock Repurchase Program

On January 18, 2005, the Bancorp announced that its Board of Directors had authorized management to purchase 20 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased was dependent upon market conditions. The authorization did not include specific price targets or an expiration date. During 2007, the Bancorp repurchased the remaining 16 million shares under this authorization.

On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an

Quantitative and Qualitative Disclosure about Market Risk (continued)

expiration date. During the second and third quarter of 2007, the Bancorp repurchased approximately 8 million and 3 million shares, respectively, under this authorization. At September 30, 2007, the Bancorp had approximately 19 million shares remaining under the current Board of Directors’ authorization.

The Bancorp’s third quarter 2007 repurchases of common shares were as follows:

TABLE 34: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	400,818	$38.67	395,900	21,711,518
August 1, 2007 – August 31, 2007	2,510,007	$37.78	2,510,000	19,201,518
September 1, 2007 – September 30, 2007	1,455	—	—	19,201,518

Total	2,912,280	$37.92	2,905,900	19,201,518

(a)	The Bancorp repurchased 4,918, 7 and 1,455 shares during July, August and September of 2007, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Through September 30, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at September 30, 2007 and 2006 was $3.0 billion and $3.4 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $4.0 billion and $3.8 billion as of September 30, 2007 and 2006. At September 30, 2007 and 2006, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $13 million and $14 million, respectively, and was recorded in other liabilities on the Condensed Consolidated Balance Sheets.

At the end of the third quarter of 2007, the Bancorp purchased asset-backed commercial paper from the QSPE due to widening credit spreads in the commercial paper market. As of September 30, 2007, the amount of commercial paper held was $547 million. In October 2007, credit spreads narrowed and the Bancorp reduced its holdings to $20 million as of October 31, 2007.

The Bancorp utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating-rate home equity lines of credit, certain automobile loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale with subsequent cash flows relating to interests that continue to held by the Bancorp. The Bancorp’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, credit recourse and, in some cases, a cash reserve account. At September 30, 2007, the Bancorp had retained servicing assets totaling $626 million, subordinated tranche security interests totaling $4 million and residual interests totaling $11 million. At September 30, 2006, the Bancorp had retained servicing assets totaling $504 million, subordinated tranche security interests totaling $19 million and residual interests totaling $22 million. The Bancorp had the following cash flows with these unconsolidated QSPEs during the nine months ended September 30, 2007 and 2006:

Quantitative and Qualitative Disclosure about Market Risk (continued)

TABLE 35: Cash Flows with Unconsolidated QSPEs

For the nine months ended September 30 ($ in millions)	2007	2006
Proceeds from transfers, including new securitizations	$1,114	1,288
Proceeds from collections reinvested in revolving-period securitizations	55	76
Fees received	23	26

As of September 30, 2007 and 2006, the Bancorp had provided credit recourse on approximately $1.6 billion and $1.3 billion, respectively, of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. As of September 30, 2007 and 2006, the Bancorp maintained an estimated credit loss reserve recorded in other liabilities on the Condensed Consolidated Balance Sheets of approximately $18 million relating to these residential mortgage loans sold. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. At September 30, 2007, the aggregate contractual obligations and commitments were:

TABLE 36: Contractual Obligations and Other Commitments

As of September 30, 2007 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits	$67,350	498	14	1,520	69,382
Long-term debt (a)	2,156	2,489	1,009	6,844	12,498
Short-term borrowings (b)	8,926	—	—	—	8,926
Noncancelable leases (c)	88	158	122	402	770
Partnership investment commitments (d)	302	—	—	—	302
Capital expenditures (e)	92	—	—	—	92
Purchase obligations	22	29	9	—	60

Total contractually obligated payments due by period	$78,936	3,174	1,154	8,766	92,030

Other commitments by expiration period:
Commitments to extend credit (f)	$27,191	19,881	—	—	47,072
Letters of credit (g)	2,825	3,117	1,942	446	8,330

Total other commitments by expiration period	$30,016	22,998	1,942	446	55,402

(a)	In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets.
(b)	Includes federal funds purchased, bank notes, securities sold under repurchase agreements and borrowings with an original maturity of less than one year. For additional information, see the Borrowings discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	Includes both operating and capital leases.
(d)	Includes low-income housing, historic and new market tax credit investments.
(e)	Includes commitments to various general contractors for work related to banking center construction.
(f)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.
(g)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

As of September 30, 2007, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. Further detail on the impact of income taxes is located in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

On May 11, 2007, the Bancorp filed an amended 2006 Form 10-K to restate the Consolidated Statements of Cash Flows for the annual periods 2006, 2005 and 2004. The restatement did not affect the Bancorp’s Consolidated Statements of Income, Consolidated Balance Sheet or Consolidated Statements of Changes in Shareholders’ Equity for any of the affected periods. Accordingly, the Bancorp’s historical revenues, net income, earnings per share, total assets and regulatory capital remained unchanged. The facts and circumstances surrounding this restatement had no impact on the Bancorp’s assessment of disclosure controls and procedures as of the end of the period covered by this report.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2007	December 31, 2006	September 30, 2006
Assets
Cash and due from banks	$2,540	2,737	2,399
Available-for-sale and other securities (a)	10,777	11,053	19,514
Held-to-maturity securities (b)	346	356	359
Trading securities	155	187	164
Other short-term investments	720	809	125
Loans held for sale	2,761	1,150	872
Portfolio loans and leases:
Commercial loans	22,649	20,831	21,260
Commercial mortgage loans	11,090	10,405	9,879
Commercial construction loans	5,463	6,168	5,879
Commercial leases	3,710	3,841	3,751
Residential mortgage loans	9,057	8,830	8,811
Home equity	11,737	12,153	12,235
Automobile loans	10,006	10,028	9,599
Credit card	1,460	1,004	876
Other consumer loans and leases	1,082	1,093	1,190

Portfolio loans and leases	76,254	74,353	73,480
Allowance for loan and lease losses	(827)	(771)	(761)

Portfolio loans and leases, net	75,427	73,582	72,719
Bank premises and equipment	2,127	1,940	1,902
Operating lease equipment	283	202	142
Goodwill	2,192	2,193	2,193
Intangible assets	138	166	175
Servicing rights	626	524	504
Other assets	6,173	5,770	4,760

Total Assets	$104,265	100,669	105,828

Liabilities
Deposits:
Demand	$13,174	14,331	13,883
Interest checking	14,294	15,993	15,855
Savings	15,599	13,181	12,392
Money market	6,163	6,584	6,462
Other time	10,267	10,987	10,818
Certificates - $100,000 and over	5,973	6,628	6,871
Foreign office	3,912	1,676	2,362

Total deposits	69,382	69,380	68,643
Federal funds purchased	5,130	1,421	5,434
Other short-term borrowings	3,796	2,796	3,833
Accrued taxes, interest and expenses	2,295	2,283	2,156
Other liabilities	1,871	2,209	1,570
Long-term debt	12,498	12,558	14,170

Total Liabilities	94,972	90,647	95,806
Shareholders’ Equity
Common stock (c)	1,295	1,295	1,295
Preferred stock (d)	9	9	9
Capital surplus	1,768	1,812	1,799
Retained earnings	8,593	8,317	8,473
Accumulated other comprehensive income	(198)	(179)	(392)
Treasury stock	(2,174)	(1,232)	(1,162)

Total Shareholders’ Equity	9,293	10,022	10,022

Total Liabilities and Shareholders’ Equity	$104,265	100,669	105,828

(a)	Amortized cost: September 30, 2007 - $11,007, December 31, 2006 - $11,236 and September 30, 2006 - $20,103.
(b)	Market values: September 30, 2007 - $346, December 31, 2006 - $356 and September 30, 2006 - $359.
(c)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at September 30, 2007 - 532,626,990 (excludes 50,800,114 treasury shares), December 31, 2006 - 556,252,674 (excludes 27,174,430 treasury shares) and September 30, 2006 – 558,066,338 (excludes 25,360,766 treasury shares).
(d)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2007	2006	2007	2006
Interest Income
Interest and fees on loans and leases	$1,376	$1,294	4,032	3,668
Interest on securities	147	238	433	735
Interest on other short-term investments	6	2	12	7

Total interest income	1,529	1,534	4,477	4,410
Interest Expense
Interest on deposits	511	510	1,514	1,392
Interest on short-term borrowings	93	106	224	302
Interest on long-term debt	171	205	510	582

Total interest expense	775	821	2,248	2,276

Net Interest Income	754	713	2,229	2,134
Provision for loan and lease losses	139	87	344	236

Net Interest Income After Provision for Loan and Lease Losses	615	626	1,885	1,898
Noninterest Income
Electronic payment processing revenue	253	218	721	626
Service charges on deposits	151	134	419	395
Investment advisory revenue	95	89	288	276
Corporate banking revenue	91	79	261	236
Mortgage banking net revenue	26	36	107	125
Other noninterest income	93	87	267	242
Securities gains, net	13	19	14	34

Total noninterest income	722	662	2,077	1,934
Noninterest Expense
Salaries, wages and incentives	310	288	912	875
Employee benefits	67	74	222	230
Payment processing expense	105	84	294	236
Net occupancy expense	66	63	199	180
Technology and communications	41	36	122	102
Equipment expense	30	32	90	86
Other noninterest expense	275	190	650	548

Total noninterest expense	894	767	2,489	2,257

Income Before Income Taxes and Cumulative Effect	443	521	1,473	1,575
Applicable income taxes	118	144	414	456

Income Before Cumulative Effect	325	377	1,059	1,119
Cumulative effect of change in accounting principle, net (a)	—	—	—	4

Net Income	$325	$377	1,059	1,123

Net Income Available to Common Shareholders (b)	$325	$377	1,059	1,122

Earnings Per Share	$0.61	$0.68	1.96	2.02
Earnings Per Diluted Share	$0.61	$0.68	1.95	2.01

(a)	Reflects a benefit of $4 million (net of $2 million of tax) for the adoption of SFAS No. 123(R) as of January 1, 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards.
(b)	Dividends on preferred stock are $.185 and $.555 for the three and nine month periods ended September 30, 2007 and 2006, respectively.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	For the nine months ended September 30,
($ in millions, except per share data)	2007	2006
Total shareholders’ equity, beginning	$10,022	9,446
Net income	1,059	1,123
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities	(30)	13
Qualifying cash flow hedges	7	8
Change in accumulated other comprehensive income related to employee benefit plans	4	—

Comprehensive income	1,040	1,144
Cash dividends declared:
Common stock (2007 - $1.26 per share and 2006 - $1.18 per share)	(680)	(658)
Preferred stock (a)	(1)	(1)
Stock-based awards exercised, including treasury shares issued	46	30
Stock-based compensation expense	46	61
Loans repaid (issued) related to the exercise of stock-based awards, net	3	7
Change in corporate tax benefit related to stock-based compensation	4	(1)
Shares acquired for treasury	(1,084)	(1)
Diversification of nonqualified deferred compensation plan	(18)	—
Impact of cumulative effect of change in accounting principle (b)	(98)	(6)
Other	13	1

Total shareholders’ equity, ending	$9,293	10,022

(a)	Dividends on preferred stock are $.555 million for the nine months ended September 30, 2007 and 2006.
(b)	2007 includes $96 million impact due to the adoption of FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” on January 1, 2007 and $2 million impact due to the adoption of FIN No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007. 2006 impact is due to the adoption of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended, September 30,
($ in millions)	2007	2006 (Restated, See Note 16)
Operating Activities
Net income	$1,059	1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	344	236
Depreciation, amortization and accretion	275	298
Cumulative effect of change in accounting principle	—	(4)
Stock-based compensation expense	46	61
Provision (benefit) for deferred income taxes	2	(91)
Realized securities gains	(15)	(80)
Realized securities losses	1	46
Net gains on sales of loans	(153)	(101)
Loans originated for sale, net of repayments	(9,347)	(6,255)
Proceeds from sales of loans held for sale	8,785	6,646
Decrease (increase) in trading securities	32	(47)
Increase in other assets	(183)	(472)
(Decrease) increase in accrued taxes, interest and expenses	(67)	103
Excess tax benefit related to stock-based compensation	(4)	(5)
(Decrease) increase in other liabilities	(565)	100

Net Cash Provided by Operating Activities	210	1,558

Investing Activities
Proceeds from sales of available-for-sale securities	1,581	1,301
Proceeds from calls, paydowns and maturities of available-for-sale securities	4,927	2,453
Purchases of available-for-sale securities	(6,233)	(1,305)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	10	35
Purchases of held-to-maturity securities	(1)	(5)
Decrease in other short-term investments	89	33
Net increase in loans and leases	(4,020)	(3,941)
Proceeds from sale of loans	783	305
Increase in operating lease equipment	(95)	(13)
Purchases of bank premises and equipment	(356)	(346)
Proceeds from disposal of bank premises and equipment	37	51
Cash acquired in business combination	—	(5)

Net Cash Used In Investing Activities	(3,278)	(1,437)

Financing Activities
Decrease in core deposits	(918)	(200)
Increase in certificates - $100,000 and over, including other foreign office	920	1,408
Increase in federal funds purchased	3,709	111
Increase (decrease) in short-term borrowings	1,000	(425)
Proceeds from issuance of long-term debt	3,946	1,844
Repayment of long-term debt	(4,090)	(2,930)
Payment of cash dividends	(676)	(644)
Exercise of stock-based awards, net	49	37
Purchases of treasury stock	(1,084)	(1)
Excess tax benefit related to stock-based compensation	4	5
Other	11	(5)

Net Cash Provided by (Used In) Financing Activities	2,871	(800)

Decrease in Cash and Due from Banks	(197)	(679)
Cash and Due from Banks at Beginning of Period	2,737	3,078

Cash and Due from Banks at End of Period	$2,540	2,399

Cash Payments
Interest	$2,260	2,260
Federal income taxes	427	481
Supplemental Cash Flow Information
Business acquisitions:
Fair value of tangible assets acquired (noncash)	—	6
Goodwill and identifiable intangible assets acquired	—	17
Liabilities assumed and note issued	—	(18)

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2007 and 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006, the cash flows for the nine months ended September 30, 2007 and 2006 and the changes in shareholders’ equity for the nine months ended September 30, 2007 and 2006. In accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three and nine months ended September 30, 2007 and 2006 and the cash flows for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2006 has been derived from the annual Consolidated Financial Statements of the Fifth Third Bancorp (“Bancorp”) and the amended Form 10-K/A. For further information on the amended Form 10-K/A, see Note 16.

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

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement was effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after September 15, 2005. On January 1, 2006, the Bancorp elected to adopt this Statement using the modified retrospective application. Adoption of this Statement had two impacts on the Bancorp’s Condensed Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding and ii) the reclassification in the Condensed Consolidated Statements of Cash Flows of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section. The adoption of this Statement did not have an impact on basic or diluted earnings per share. For further information on stock-based compensation, see Note 12.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125,” as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement on January 1, 2007 did not have a material effect on the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In July 2006, the FASB issued FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. If during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. In the year of adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item used when leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” issued in July 2006. During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. The Bancorp continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, the Bancorp believes a resolution may involve a projected change in the timing of these leveraged lease cash flows. This FSP was effective for fiscal years beginning after December 15, 2006. Upon adoption of this FSP on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $96 million representing the cumulative effect of applying the provisions of this FSP.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB FIN No. 48.” FSP FIN 48-1 amends FIN No. 48 to provide guidance on determining whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits. The concept of “effectively settled” replaces the concept of “ultimately settled” originally issued in FIN 48. The tax position can be considered “effectively settled” upon completion of an examination by the taxing authority if the entity does not plan to appeal or litigate any aspect of the tax position and it is remote that the taxing authority would examine any aspect of the tax position. For effectively settled tax positions, the full amount of the tax benefit can be recognized. The guidance in FSP FIN 48-1 was effective upon initial adoption of FIN No. 48. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this interpretation.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. This Statement also requires recognition, as a component of other comprehensive income (net of tax), of the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 and No. 106. Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Bancorp adopted this Statement on December 31, 2006. The effect of this Statement was to recognize $59 million, after-tax, of net actuarial losses and prior service cost as a reduction to accumulated other comprehensive income.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

3. Intangible Assets and Goodwill

Intangible assets consist of core deposits, servicing rights, customer lists and non-competition agreements. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at September 30, 2007 of 3.24 years. For further information on servicing rights, see Note 4. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of September 30, 2007:
Mortgage servicing rights	$1,372	(730)	(21)	621
Other consumer and commercial servicing rights	24	(19)	—	5
Core deposits	410	(293)	—	117
Other	46	(25)	—	21

Total intangible assets	$1,852	(1,067)	(21)	764

As of December 31, 2006:
Mortgage servicing rights	$1,210	(664)	(27)	519
Other consumer and commercial servicing rights	23	(18)	—	5
Core deposits	417	(276)	—	141
Other	43	(18)	—	25

Total intangible assets	$1,693	(976)	(27)	690

As of September 30, 2006:
Mortgage servicing rights	$1,173	(644)	(31)	498
Other consumer and commercial servicing rights	23	(17)	—	6
Core deposits	417	(267)	—	150
Other	40	(15)	—	25

Total intangible assets	$1,653	(943)	(31)	679

As of September 30, 2007, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended September 30, 2007 and 2006 was $33 million and $30 million, respectively. For the nine months ended September 30, 2007 and 2006, amortization expense was $99 million and $85 million, respectively.

Estimated amortization expense, including servicing rights, for the years ending December 31, 2007 through 2011 is as follows:

($ in millions)
2007 (a)	$131
2008	124
2009	107
2010	91
2011	67

(a)	Includes nine months actual and three months estimated.

Changes in the net carrying amount of goodwill by reporting segment for the nine months ended September 30, 2007 and 2006 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2006	$871	797	182	138	205	2,193
Acquisition activity	—	(1)	—	—	—	(1)

Balance as of September 30, 2007	$871	796	182	138	205	2,192

Balance as of December 31, 2005	$871	798	182	127	191	2,169
Acquisition activity	—	(1)	—	—	14	13
Reclassification	—	—	—	11	—	11

Balance as of September 30, 2006	$871	797	182	138	205	2,193

The Bancorp completed its most recent annual goodwill impairment test during the fourth quarter of 2006 using a September 30, 2006 assessment date and determined that no impairment exists. In the table above, acquisition activity includes acquisitions in the respective period plus purchase accounting adjustments related to previous acquisitions. During the first quarter of 2006, the Bancorp acquired a credit card servicing company. The acquisition resulted in the recognition of $14 million of goodwill and did

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

not have a material impact on the financial results of the Bancorp. Additionally, during the first quarter of 2006, $11 million of goodwill was reclassified from other intangible assets.

4. Sales of Receivables

The Bancorp sold fixed and adjustable rate residential mortgage loans during the third quarter of 2007 and 2006. In those sales, the Bancorp obtained servicing responsibilities. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp identifies classes (i.e., fixed and adjustable rate residential mortgage loans) of servicing assets based on the availability of market inputs used in determining the fair value of servicing assets. For the three months ended September 30, 2007 and 2006, the Bancorp recognized pretax gains of $9 million and $21 million, respectively, on the sales of residential mortgage loans. Additionally, the Bancorp recognized $37 million and $30 million in servicing fees on residential mortgages for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, the Bancorp recognized pretax gains of $61 million and $69 million, respectively, on the sales of residential mortgage loans. Additionally, the Bancorp recognized $105 million and $90 million in servicing fees on residential mortgages for the nine months ended September 30, 2007 and 2006. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue.

During the third quarter of 2007 and 2006, the Bancorp sold student loans and certain commercial loans and obtained servicing responsibilities. The Bancorp also securitized and sold certain automobile loans in 2004 and securitized and sold certain home equity lines of credit in 2003, in which the Bancorp obtained servicing responsibilities and subordinated interests. The automobile loan securitization was terminated during the third quarter of 2007. For these sales and securitizations, the investors and the securitization trust have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The interests that continue to be held by the Bancorp are subordinate to investor’s interests. At September 30, 2007 and 2006, the value of the servicing asset and subordinated interest related to these sales were immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

As of September 30, 2007 and 2006, the key economic assumptions used in measuring the interests that continue to be held by the Bancorp were as follows:

	September 30, 2007					September 30, 2006
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.8	9.9%	9.7%	N/A	7.25	11.0%	10.3%	N/A
Servicing assets	Adjustable	3.3	26.2	12.5	N/A	3.6	26.2	10.9	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial. At September 30, 2007 and 2006, the Bancorp serviced $33.1 billion and $27.8 billion of residential mortgage loans for other investors.

The value of servicing assets is subject to credit, prepayment and interest rate risks on the sold financial assets. At September 30, 2007, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions were as follows:

			Weighted- Average Life (in years)	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
		Fair Value			Impact of Adverse Change on Fair Value		Discount	Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate			Rate	10%	20%	Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$586	6.8	9.9%	$23	44	9.7%	$23	44	—%	$—	—
Servicing assets	Adjustable	50	3.3	26.2	3	6	12.5	2	3	—	—	—

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the Bancorp is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the servicing asset related to residential mortgage loans for the nine months ended September 30, 2007 and 2006 were as follows:

($ in millions)	2007	2006
Carrying amount as of the beginning of period	$546	479
Servicing obligations that result from transfer of residential mortgage loans	162	98
Amortization	(66)	(48)

Carrying amount before valuation allowance	$642	529

Valuation allowance for servicing assets:
Beginning balance	(27)	(46)
Servicing valuation recovery	6	15

Ending balance	(21)	(31)

Carrying amount as of the end of the period	$621	498

Temporary impairment or impairment recovery, effected through a change in the Mortgage Servicing Right (“MSR”) valuation reserve, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the nine months ended September 30, 2007 and 2006:

($ in millions)	2007	2006
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2006 and 2005)	$483	413
Fair value at end of period	586	458
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2006 and 2005)	45	45
Fair value at end of period	50	45

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

The Bancorp recognized a net gain of $1 million and a net loss of $1 million in the nine months ended September 30, 2007 and 2006, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of September 30, 2007 and 2006, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $32 million and $9 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $8 million for both periods. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $5.5 billion and $1.9 billion as of September 30, 2007 and 2006, respectively. As of September 30, 2007, the available-for-sale securities portfolio included $314 million of securities related to the non-qualifying hedging strategy.

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

FAIR VALUE HEDGES - The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three months ended September 30, 2007 and 2006, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires periodic assessment of hedge effectiveness and measurement of ineffectiveness. Ineffectiveness results to the extent changes in the fair value of the recorded derivative do not offset changes in fair value of the debt due to changes in the hedged risk. For interest rate swaps accounted for as fair value hedges using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness of interest rate swaps hedging long-term debt is reported within interest expense in the Condensed Consolidated Statements of Income. For the three months ended September 30, 2007 and 2006, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

The Bancorp also enters into forward contracts to hedge its residential mortgage loans held for sale. The hedged mortgage loans held for sale are grouped into portfolios of loans with similar risk exposure. For the three months ended September 30, 2007 and 2006, the Bancorp recognized net losses of $9 million and $2 million, respectively, attributable to the ineffectiveness of the hedging relationships related to residential mortgage loans held for sale. The ineffectiveness on these forward contracts is reported within noninterest income in the Condensed Consolidated Statements of Income. Those forward contracts that do not meet the criteria for fair value hedge accounting are accounted for as free-standing derivatives.

The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

	September 30, 2007		December 31, 2006		September 30, 2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$500	$9	—	—	300	11
Forward contracts related to mortgage loans held for sale	489	2	653	4	—	—

Total included in other assets		$11		4		11

Included in other liabilities:
Interest rate swaps related to debt	$2,575	$77	2,575	95	2,075	91
Forward contracts related to mortgage loans held for sale	896	8	419	2	726	6

Total included in other liabilities		$85		97		97

During 2006, the Bancorp terminated interest rate swaps designated as fair value hedges and, in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the three months ended September 30, 2007 and 2006, $2 million and $5 million in net deferred losses, net of tax, on the terminated fair value hedges were amortized into interest expense, respectively.

CASH FLOW HEDGES - The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets and liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2007, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

reported within other noninterest income in the Condensed Consolidated Statements of Income. For the three months ended September 30, 2007, the Bancorp recognized a net loss of less than $1 million attributable to cash flow hedge ineffectiveness.

As of September 30, 2007, $6 million of deferred gains on cash flow hedges are recorded in accumulated other comprehensive income. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings and are included in the line item in which the hedged item’s effect in earnings is recorded. As of September 30, 2007, less than $1 million in net deferred losses, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

	September 30, 2007		December 31, 2006		September 30, 2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate floors related to commercial loans	$1,500	$67	—	—	—	—
Interest rate caps related to debt	1,750	20	—	—	—	—

Total included in other assets		$87		—		—

Included in other liabilities:
Interest rate swaps related to consumer loans	$1,000	$8	—	—	—	—

Total included in other liabilities		$8		—		—

In prior periods, the Bancorp terminated certain derivatives qualifying as cash flow hedges. The deferred gains or losses of those terminated instruments, net of tax, were included in accumulated other comprehensive income and amortized over the designated hedging periods. As of December 31, 2006 and September 30, 2006, less than $1 million and $5 million, respectively, of deferred losses, net of tax, related to terminated cash flow hedges were recorded in accumulated other comprehensive income.

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

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, swaptions, floors, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The Bancorp enters into forward swaps to economically hedge the change in fair value of certain commercial mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on commercial and residential mortgage loan commitments that will be held for resale are also considered free-standing derivative

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2007	2006	2007	2006
Foreign exchange contracts for customers	$15	13	$43	39
Commodity contracts for customers	1	—	1	—
Interest rate lock commitments	4	4	4	4
Derivative instruments related to held-for-sale mortgages	(20)	(8)	(11)	(4)
Derivative instruments related to MSR portfolio	13	5	1	(1)
Derivative instruments related to foreign currency risk	(10)	—	(19)	—
Derivative instruments related to interest rate risk	—	—	(1)	(3)

The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

	September 30, 2007		December 31, 2006		September 30, 2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Foreign exchange contracts for customers	$5,486	$287	5,064	164	5,077	125
Interest rate contracts for customers	11,169	170	8,174	110	7,633	66
Commodity contracts for customers	200	14	68	4	7	1
Derivative instruments related to equity-linked CD	38	4	—	—	—	—
Interest rate lock commitments	601	4	389	2	626	5
Derivative instruments related to held-for-sale mortgages	35	—	243	1	20	—
Derivative instruments related to MSR portfolio	3,160	32	2,335	14	1,370	9
Derivative instruments related to foreign currency risk	—	—	—	1	—	—
Derivative instruments related to interest rate risk	4	—	213	9	113	2

Total included in other assets		$511		305		208

Included in other liabilities:
Foreign exchange contracts for customers	$5,292	$270	4,783	149	4,753	113
Interest rate contracts for customers	11,378	170	8,398	110	7,818	66
Commodity contracts for customers	199	13	62	4	7	1
Derivative instruments related to equity-linked CD	38	4	—	—	—	—
Interest rate lock commitments	217	1	750	3	79	—
Derivative instruments related to held-for-sale mortgages	218	2	103	1	306	2
Derivative instruments related to MSR portfolio	2,382	8	583	5	549	8
Derivative instruments related to foreign currency risk	147	8	68	—	—	—
Derivative instruments related to interest rate risk	4	—	7	—	5	—
Other derivative instruments	30	—	—	—	—	—

Total included in other liabilities		$477		272		190

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s derivative instrument positions (excluding $34.8 billion in notional amount from the customer accommodation program) at September 30, 2007:

($ in millions)	Notional Balance	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive floating/pay fixed	$3,075	170	5.36%	5.66%
Mortgage lending commitments:
Forward contracts on residential mortgage loans held for sale	1,552	1
Forward swaps on commercial mortgage loans held for sale	86	100
Mortgage servicing rights portfolio:
Interest rate swaps - Receive fixed/pay floating	1,112	86	5.42	5.47
Interest rate swaps - Receive floating/pay fixed	1,780	19	5.58	5.00
Interest rate swaptions – Pay fixed	725	1		4.56
Purchased swaptions – Pay fixed	1,750	3		5.36
Purchased swaptions – Receive fixed	175	8	5.00
Aggregate balance sheet risk:
Interest rate floors	1,500	67
Interest rate caps	1,750	45
Forward swaps related to consumer loans	1,000	25
Interest rate futures/forwards	8	74
Other derivative instruments:
Written option	30	150

Total	$14,543

6. Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements. These various arrangements are summarized below.

As of September 30, 2007 and 2006, the Bancorp had issued $8.3 billion and $8.0 billion, respectively, of financial and performance standby letters of credit to guarantee the performance of various customers to third parties. The maximum amount of credit risk in the event of nonperformance by these parties is equivalent to the contract amount and totals $8.3 billion and $8.0 billion, respectively. Upon issuance, the Bancorp recognizes a liability equivalent to the amount of fees received from the customer for these standby letter of credit commitments. At September 30, 2007 and 2006, the reserve related to these standby letters of credit was approximately $1 million. Approximately 72% and 70% of the total standby letters of credit were secured at September 30, 2007 and 2006, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

Through September 30, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third party. The outstanding balance of such loans at September 30, 2007 and 2006 was $3.0 billion and $3.4 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $4.0 billion and $3.8 billion as of September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, no amounts were drawn on the liquidity agreement. At September 30, 2007 and 2006, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $13 million and $14 million, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets.

At the end of the third quarter of 2007, the Bancorp purchased asset-backed commercial paper from the QSPE due to widening credit spreads in the commercial paper market. As of September 30, 2007, the amount of commercial paper held was $547 million. In October 2007, the credit spreads narrowed and the Bancorp reduced its holdings to $20 million as of October 31, 2007.

As of September 30, 2007 and 2006, the Bancorp had provided credit recourse on approximately $1.6 billion and $1.3 billion, respectively, of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $18 million relating to these residential mortgage loans sold at September 30, 2007 and 2006, which is recorded in

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

As of September 30, 2007 and 2006, the Bancorp had fully and unconditionally guaranteed $1.4 billion and $376 million, respectively, of certain long-term borrowing obligations issued by four wholly-owned issuing trust entities. During the first quarter of 2007, the amount guaranteed increased due to the issuance of $750 million of trust preferred securities which was partially offset by the redemption of two previous trust preferred securities issuances that totaled approximately $300 million. During the third quarter of 2007, the amount guaranteed increased due to the issuance of $575 million of trust preferred securities. In October 2007, the Bancorp issued $863 million of Tier I-qualifying trust preferred securities to third party investors through a wholly-owned issuing trust entity and invested the proceeds in junior subordinated notes issued by the Bancorp. See Note 19 for further discussion on this issuance.

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the nine months ended September 30, 2007 and 2006, the Bancorp processed approximately $102 million and $90 million, respectively, of chargebacks presented by issuing banks, resulting in no material losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve related to such chargebacks at September 30, 2007 and 2006.

Fifth Third Securities, Inc. (“FTS”), a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of September 30, 2007 was $48 million compared to $54 million as of September 30, 2006. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

7. Income Taxes

As of January 1, 2007, the Bancorp adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this Interpretation. Upon adoption, the Bancorp had unrecognized tax benefits of $446 million, which included $99 million of tax positions that, if recognized, would impact the effective tax rate and $7 million in tax positions that would impact goodwill. The remaining $340 million is related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of those deductions. A significant portion of these tax positions relate to the leveraged lease litigation discussed below and in Note 10. The balance of the uncertain tax positions did not materially change during the quarter ended September 30, 2007.

Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. At January 1, 2007, the Bancorp had accrued interest, net of the related tax benefit, of $65 million. No liabilities were recorded for penalties.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions will significantly increase or decrease during the next 12 months. The Bancorp has filed suit in the United States District Court for the Southern District of Ohio in a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. Subsequent to September 30, 2007, the trial was rescheduled for March 2008. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. While it is possible that a settlement of some portion of these issues may be reached in connection with the trial, the Bancorp believes a settlement is unlikely. At this time, an estimate of the range of the reasonably possible changes cannot be made.

The statute of limitations for federal income tax returns remains open for tax years 2004 through 2006. In addition, limited statute extensions have been agreed to for tax years 1997 through 2003 primarily for leasing uncertainties. With the exception of the state impact of the federal items discussed above as well as a few states with insignificant uncertain liabilities, the statutes of limitations for state income tax returns remain open for tax years 2003 through 2006.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

8. Junior Subordinated Debentures

In March 2007, Fifth Third Capital Trust IV (“Trust IV”), a wholly-owned non-consolidated subsidiary of the Bancorp, issued $750 million of trust preferred securities to third party investors and invested these proceeds in junior subordinated notes (“JSN IV”) issued by the Bancorp. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations of the Trust IV. No other subsidiaries of the Bancorp are guarantors of the JSN IV. The scheduled maturity of the JSN IV is April 2037 but may be extended at the Bancorp’s option to April 2047, subject to certain conditions. The principal amount of the JSN IV is due on the scheduled maturity date provided the Bancorp, using commercially reasonable efforts, has received proceeds from the sale of certain capital qualifying securities to permit repayment of the JSN IV. All outstanding principal and interest must be repaid by April 1, 2067. The JSN IV held by the Trust IV bear a fixed rate of interest of 6.50% until April 2017. After April 2017, the JSN IV bear interest at a variable rate of three-month LIBOR plus 1.3675%. After April 2047, the JSN IV bear interest at a variable rate of one-month LIBOR plus 2.3675%. During the term of the JSN IV, the Bancorp has the right to defer interest for one or more periods not to exceed 5 years without being subject to the alternative payment mechanism, and for one or more periods not to exceed 10 years, without giving rise to an event of default.

The JSN IV may be redeemed at the option of the Bancorp on April 15, 2017, April 15, 2027, any time on or after April 15, 2037, or in certain other limited circumstances at a redemption price of 100% of the principal amount plus accrued but unpaid interest. The JSN IV may be redeemed by the Bancorp at any other time at a make-whole redemption price. All redemptions are subject to certain conditions and require the approval by the Federal Reserve Board.

In August 2007, Fifth Third Capital Trust V (“Trust V”), a wholly-owned non-consolidated subsidiary of the Bancorp, issued $575 million of Tier 1-qualifying trust preferred securities to third party investors and invested these proceeds in junior subordinated notes (“JSN V”) issued by the Bancorp. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations of the Trust V. No other subsidiaries of the Bancorp are guarantors of the JSN V. The JSN V will mature on August 15, 2067. The JSN V held by the Trust V bear a fixed rate of interest of 7.25% until August 15, 2057. After August 15, 2057, the JSN V bear interest at a variable rate of three-month LIBOR plus 2.57%. During the term of the JSN V, the Bancorp has the right to defer interest for one or more periods not to exceed 5 years without being subject to the alternative payment mechanism, and for one or more periods not to exceed 10 years, without giving rise to an event of default.

The JSN V may be redeemed at the option of the Bancorp on August 15, 2012, or in certain other limited circumstances at a redemption price of 100% of the principal amount plus accrued but unpaid interest. All redemptions are subject to certain conditions and require approval by the Federal Reserve Board.

In October 2007, Fifth Third Capital Trust VI, a wholly-owned non-consolidated subsidiary of the Bancorp, issued $863 million of trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. See Note 19 for further discussion.

9. Related Party Transactions

At September 30, 2007 and 2006, certain directors, executive officers, principal holders of the Bancorp’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiaries in the aggregate amount, net of participations, of $329 million and $266 million, respectively. As of September 30, 2007 and 2006, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $123 million and $73 million, respectively.

Commitments to lend to related parties as of September 30, 2007 and 2006, net of participations, were comprised of $321 million and $255 million, respectively, to directors and $8 million and $11 million, respectively, to executive officers. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features. None of the Bancorp’s affiliates, officers, directors or employees has an interest in or receives any remuneration from any special purpose entities or QSPE with which the Bancorp transacts business.

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

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and have now been consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of the alleged intrusion. Another was filed by financial institutions and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. The U.S. District Court (“Court”) has granted the Bancorp’s motion to dismiss certain of the claims, but additional claims remain pending. A proposed class action settlement funded by TJX in the consumer litigation is being reviewed by the Court. Additionally, the named plaintiffs in the financial institution litigation pending only against the Bancorp have filed a motion for class certification. That motion has been fully briefed and argued and has been taken under submission by the Court. Discovery in the financial institution matter is ongoing and is to be completed by November 30, 2007. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

In June 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a suit in the United States District Court for the Southern District of Ohio against the Bancorp and its Ohio banking subsidiary. In the suit, Katz alleges that the Bancorp and its Ohio bank are infringing on Katz’s patents for interactive call processing technology by offering certain automated telephone banking and other services. This lawsuit is one of many related patent infringement suits brought by Katz in various courts against numerous other defendants. Katz is seeking unspecified monetary damages and penalties as well as injunctive relief in the suit. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

11. Retirement and Benefit Plans

The following table summarizes the components of net periodic pension cost:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2007	2006	2007	2006
Service cost	$54	120	162	352
Interest cost	3,463	3,325	10,388	10,653
Expected return on assets	(4,930)	(4,890)	(14,803)	(14,410)
Amortization of actuarial loss	1,984	2,394	5,951	6,733
Amortization of unrecognized prior service cost	130	130	389	389
Settlement	5,590	8,001	5,590	8,001

Net periodic pension cost	$6,291	9,080	7,677	11,718

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

Based on the current year actuarial assumptions, the Bancorp did not make any cash contributions to its pension plans during the nine months ended September 30, 2007, and does not expect to contribute to the plans during the remainder of 2007. The Bancorp offers certain officers (Vice President level and above) a nonqualified deferred compensation plan. This plan allows for the deferral of base salary and/or bonus. The plan also provides for the Bancorp to make a contribution for loss of qualified plan 401(k) match and/or discretionary contributions due to deferral of pay into this plan or due to wage and/or contribution limitations under the qualified 401(k) plan. These contributions have historically been invested 100% in the Bancorp’s common stock; however, beginning January 1, 2007, participants may diversify their investments into the existing 401(k) plan investment alternatives. The impact of the diversification of the nonqualified deferred compensation plan was recorded in the Bancorp’s Condensed Consolidated Statements of Changes in Shareholders’ Equity during the first quarter of 2007.

On December 31, 2006, the Bancorp adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 2 for further information.

12. Stock-Based Compensation

Effective January 1, 2006, the Bancorp adopted SFAS No. 123(R), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period.

Stock-based compensation awards are eligible to key employees, officers and directors of the Bancorp and its subsidiaries for issuance under the Incentive Compensation Plan approved by shareholders on March 23, 2004. The Incentive Compensation Plan provides for nonqualified and incentive stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and stock awards. Stock options and SARs are issued at fair market value based on the closing price on the date of grant, have up to ten-year terms and vest and become fully exercisable either at the end of four years or ratably over four years of continued employment. Currently, all SARs outstanding are to be settled with stock. Restricted stock grants vest either after four years or ratably after three, four and five years of continued employment and include dividend and voting rights. Performance shares and stock awards have three-year cliff vesting terms with performance and market conditions as defined by the plan.

Approximately 6.6 million SARs and 1.6 million restricted stock awards were granted during the nine months ended September 30, 2007. For the nine months ended September 30, 2006, approximately 6.9 million SARs and 1.2 million restricted stock awards were granted. The weighted-average grant-date fair values of SARs granted were $6.24 and $7.35 for the nine months ended September 30, 2007 and 2006, respectively. The Bancorp used the following assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant for the nine months ended September 30:

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

Stock-based compensation expense was $12 million and $17 million for the three months ended September 30, 2007 and 2006, respectively, and $47 million and $60 million for the nine months ended September 30, 2007 and 2006, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

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

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2007
Losses on available-for-sale securities	$(33)	12	(21)
Reclassification adjustment for net gains recognized in net income	(14)	5	(9)

Unrecognized losses on available-for-sale securities	(47)	17	(30)	$(119)	(30)	(149)

Gains on cash flow hedge derivatives	12	(4)	8
Reclassification adjustment for net gains on cash flow hedge derivatives recognized in net income	(1)	—	(1)

Unrecognized gains (losses) on cash flow hedge derivatives	11	(4)	7	(1)	7	6

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	6	(2)	4

Total defined benefit plans	6	(2)	4	(59)	4	(55)

Total other comprehensive income	$(30)	11	(19)

Total accumulated other comprehensive income				$(179)	(19)	(198)

2006
Gains on available-for-sale securities	$54	(19)	35
Reclassification adjustment for net gains recognized in net income	(34)	12	(22)

Unrecognized gains (losses) on available-for-sale securities	20	(7)	13	$(395)	13	(382)

Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	13	(5)	8
Unrecognized gains (losses) on cash flow hedge derivatives				(13)	8	(5)

Change in minimum pension liability	—	—	—	(5)	—	(5)

Total other comprehensive income	$33	(12)	21

Total accumulated other comprehensive income				$(413)	21	(392)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2007			2006
For the three months ended September 30: (in millions except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$325			$377

Net income available to common shareholders (a)	$325	530	$0.61	$377	556	$0.68

Earnings per diluted share:
Net income available to common shareholders	$325	530	$0.61	$377	556	$0.68
Effect of dilutive securities:
Stock based awards		2	—		2	—
Convertible preferred stock (b)	—	—	—	—	—	—

Net income available to common shareholders plus assumed conversions	$325	532	$0.61	$377	558	$0.68

(a)	Dividends on preferred stock are $.185 million for the three months ended September 30, 2007 and 2006.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the three months ended September 30, 2007 and 2006.

	2007			2006
For the nine months ended September 30: (in millions except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income before cumulative effect	$1,059			$1,119

Net income available to common shareholders before cumulative effect (a)	1,059	540	$1.96	1,118	555	$2.02
Cumulative effect of change in accounting principle, net of tax	—	—	—	4	—	—

Net income available to common shareholders (a)	$1,059	540	$1.96	$1,122	555	$2.02

Earnings per diluted share:
Net income available to common shareholders before cumulative effect	$1,059	540	$1.96	$1,118	555	$2.02
Effect of dilutive securities:
Stock based awards		3	(0.01)		2	(0.01)
Convertible preferred stock (b)	—	—	—	—	—	—

Income plus assumed conversions before cumulative effect	1,059	543	$1.95	1,118	557	$2.01
Cumulative effect of change in accounting principle, net of tax	—	—	—	4	—	—

Net income available to common shareholders plus assumed conversions	$1,059	543	$1.95	$1,122	557	$2.01

(a)	Dividends on preferred stock are $.555 million for the nine months ended September 30, 2007 and 2006.
(b)	The additive effect to income from dividends on convertible preferred stock is $.435 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the nine months ended September 30, 2007 and 2006.

Options to purchase 37.6 million and 34.5 million shares outstanding during the three months ended September 30, 2007 and 2006, respectively, and 34.4 million and 33.3 million shares outstanding, respectively, during the nine months ended September 30, 2007 and 2006 were not included in the computation of net income per diluted share because the exercise prices of these options were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the Treasury swap curve. Matching duration, or the expected term until an instrument can be repriced, allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. The net impact of the FTP methodology is captured in General Corporate and Other. During 2006, the Bancorp made certain changes to the average duration of indeterminate-lived deposits and corresponding changes to the FTP crediting rates assigned to those deposits. This change more closely aligns the crediting rates to the expected economic benefit while continuing to insulate the segments from interest rate volatility.

The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. The financial information for each segment is reported on the basis used internally by the Bancorp’s management to evaluate performance and allocate resources. The allocation has been consistently applied for all periods presented. Revenues from affiliated transactions are typically charged at rates available to and transacted with unaffiliated customers. Results of operations and selected financial information by segment for the three and nine months ended September 30, 2007 and 2006 are as follows:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	General Corporate	Eliminations		Total
Three months ended September 30, 2007:
Net interest income (a)	$292	374	85	37	1	(29)	—		760
Provision for loan and lease losses	21	44	40	4	4	26	—		139

Net interest income after provision for loan and lease losses (a)	271	330	45	33	(3)	(55)	—		621
Noninterest income:
Electronic payment processing	4	57	—	—	207	—	(15	)(b)	253
Service charges on deposits	35	113	—	2	2	(1)	—		151
Investment advisory revenue	1	23	—	96	—	(2)	(23	)(c)	95
Corporate banking revenue	82	3	—	3	1	2	—		91
Mortgage banking net revenue	—	1	24	—	—	1	—		26
Other noninterest income	16	25	22	1	—	29	—		93
Securities gains (losses), net	—	—	—	—	—	13	—		13

Total noninterest income	138	222	46	102	210	42	(38)		722
Noninterest expense:
Salaries, wages and incentives	54	96	13	35	16	96	—		310
Employee benefits	9	23	6	6	3	20	—		67
Payment processing expense	—	2	—	—	104	(1)	—		105
Net occupancy expense	4	34	2	2	1	23	—		66
Technology and communications	1	3	1	1	7	28	—		41
Equipment expense	1	9	—	—	1	19	—		30
Other noninterest expense	122	125	38	53	101	(126)	(38)		275

Total noninterest expense	191	292	60	97	233	59	(38)		894
Income before income taxes (a)	218	260	31	38	(26)	(72)	—		449
Applicable income taxes (a)	57	92	11	13	(9)	(40)	—		124

Net income	$161	168	20	25	(17)	(32)	—		325

Average assets	$38,639	44,545	23,729	5,897	1,362	(12,041)	—		102,131

Three months ended September 30, 2006:
Net interest income (a)	$300	331	90	30	6	(38)	—		719
Provision for loan and lease losses	23	27	24	1	2	10	—		87

Net interest income after provision for loan and lease losses (a)	277	304	66	29	4	(48)	—		632
Noninterest income:
Electronic payment processing	3	51	—	—	176	(1)	(11	)(b)	218
Service charges on deposits	34	97	—	2	1	—	—		134
Investment advisory revenue	1	20	—	89	—	(1)	(20	)(c)	89
Corporate banking revenue	73	4	—	1	—	1	—		79
Mortgage banking net revenue	—	1	35	—	—	—	—		36
Other noninterest income	10	31	15	2	5	24	—		87
Securities gains (losses), net	—	—	—	—	53	(34)	—		19

Total noninterest income	121	204	50	94	235	(11)	(31)		662
Noninterest expense:
Salaries, wages and incentives	49	89	16	35	14	85	—		288
Employee benefits	9	23	7	6	3	26	—		74
Payment processing expense	—	5	—	—	81	(2)	—		84
Net occupancy expense	3	30	2	2	1	25	—		63
Technology and communications	1	3	1	1	7	23	—		36
Equipment expense	—	8	—	—	1	23	—		32
Other noninterest expense	114	106	42	48	26	(115)	(31)		190

Total noninterest expense	176	264	68	92	133	65	(31)		767
Income before income taxes (a)	222	244	48	31	106	(124)	—		527
Applicable income taxes (a)	60	86	17	11	37	(61)	—		150

Net income	$162	158	31	20	69	(63)	—		377

Average assets	$35,470	43,813	22,242	5,731	1,171	(2,559)	—		105,868

(a)	Includes taxable-equivalent adjustments of $6 million for the three months ended September 30, 2007 and 2006.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	General Corporate	Eliminations		Total
Nine months ended September 30, 2007:
Net interest income (a)	$876	1,103	264	111	9	(116)	—		2,247
Provision for loan and lease losses	63	105	93	10	16	57	—		344

Net interest income after provision for loan and lease losses (a)	813	998	171	101	(7)	(173)	—		1,903
Noninterest income:
Electronic payment processing	10	164	—	1	589	—	(43	)(b)	721
Service charges on deposits	105	304	—	5	5	—	—		419
Investment advisory revenue	2	69	—	291	—	(4)	(70	)(c)	288
Corporate banking revenue	238	9	—	8	2	4	—		261
Mortgage banking net revenue	—	4	99	1	—	3	—		107
Other noninterest income	49	82	56	2	14	64	—		267
Securities gains (losses), net	—	—	—	—	—	14	—		14

Total noninterest income	404	632	155	308	610	81	(113)		2,077
Noninterest expense:
Salaries, wages and incentives	160	281	42	104	46	279	—		912
Employee benefits	34	76	21	21	10	60	—		222
Payment processing expense	—	4	—	—	290	—	—		294
Net occupancy expense	11	101	6	7	3	71	—		199
Technology and communications	4	11	2	2	22	81	—		122
Equipment expense	2	27	1	1	3	56	—		90
Other noninterest expense	362	365	117	163	151	(395)	(113)		650

Total noninterest expense	573	865	189	298	525	152	(113)		2,489
Income before income taxes (a)	644	765	137	111	78	(244)	—		1,491
Applicable income taxes (a)	163	270	48	39	29	(117)	—		432

Net income	$481	495	89	72	49	(127)	—		1,059

Average assets	$37,726	44,846	23,401	5,962	1,557	(12,785)	—		100,707

Nine months ended September 30, 2006:
Net interest income (a)	$879	978	275	93	19	(90)	—		2,154
Provision for loan and lease losses	64	79	64	3	6	20	—		236

Net interest income after provision for loan and lease losses (a)	815	899	211	90	13	(110)	—		1,918
Noninterest income:
Electronic payment processing	9	144	—	1	505	1	(34	)(b)	626
Service charges on deposits	106	279	—	5	4	1	—		395
Investment advisory revenue	2	66	—	277	—	(3)	(66	)(c)	276
Corporate banking revenue	216	12	—	5	1	2	—		236
Mortgage banking net revenue	—	4	120	1	—	—	—		125
Other noninterest income	23	78	62	2	7	70	—		242
Securities gains (losses), net	—	—	—	—	78	(44)	—		34

Total noninterest income	356	583	182	291	595	27	(100)		1,934
Noninterest expense:
Salaries, wages and incentives	146	266	52	106	42	263	—		875
Employee benefits	34	75	25	23	10	63	—		230
Payment processing expense	—	15	—	—	222	(1)	—		236
Net occupancy expense	10	90	6	7	2	65	—		180
Technology and communications	3	10	1	2	21	65	—		102
Equipment expense	1	24	1	1	2	57	—		86
Other noninterest expense	338	314	123	148	78	(353)	(100)		548

Total noninterest expense	532	794	208	287	377	159	(100)		2,257
Income before income taxes and cumulative effect (a)	639	688	185	94	231	(242)	—		1,595
Applicable income taxes (a)	177	243	65	33	82	(124)	—		476

Income before cumulative effect	462	445	120	61	149	(118)	—		1,119

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	4	—		4

Net income	$462	445	120	61	149	(114)	—		1,123

Average assets	$34,659	43,151	21,973	5,437	1,284	(1,052)	—		105,452

(a)	Includes taxable-equivalent adjustments of $18 million and $20 million for the nine months ended September 30, 2007 and 2006, respectively.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

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

The restatement resulted from the misclassification of cash flows from the sale of residential mortgage loans originally held for investment, which had been inappropriately classified as operating activities, and cash flows from commercial loans originated to be sold, which had been inappropriately classified as investing activities. In accordance with Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from the sale of residential mortgage loans originally held for investment should have been classified as investing activities, rather than operating activities, and cash flows from commercial loans originated to be sold should have been classified as operating activities, rather than investing activities. Accordingly, the restatement affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, but it has no impact on the Net Increase (Decrease) in Total Cash and Due from Banks set forth in the Consolidated Statements of Cash Flows for any of the previously reported periods.

The accompanying Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2006, which was originally reported in the Bancorp’s September 30, 2006 Form 10-Q, has also been restated. The effects of the restatement are reflected in the following table:

For the nine months ended ($ in millions)	September 30, 2006
Originally Reported:
Loans originated for sale, net of repayments	$(5,063)
Proceeds from sales of loans held for sale	6,951

Net Cash Provided by Operating Activities	3,055
Net increase in loans and leases	(5,133)
Proceeds from sale of loans	—

Net Cash Provided by (Used in) Investing Activities	(2,934)

As Restated:
Loans originated for sale, net of repayments	$(6,255)
Proceeds from sales of loans held for sale	6,646

Net Cash Provided by Operating Activities	1,558
Net increase in loans and leases	(3,941)
Proceeds from sale of loans	305

Net Cash Provided by (Used in) Investing Activities	(1,437)

Difference:
Loans originated for sale, net of repayments	$(1,192)
Proceeds from sales of loans held for sale	(305)

Net Cash Provided by Operating Activities	(1,497)

Net increase in loans and leases	1,192
Proceeds from sale of loans	305

Net Cash Provided by (Used in) Investing Activities	1,497

17. Bank-Owned Life Insurance

At September 30, 2007, the Bancorp’s carrying value of bank-owned life insurance was $2.0 billion. During the third quarter of 2007, the value of the separate account investments underlying a bank owned life insurance policy with a carrying value of $682 million at September 30, 2007 declined significantly due to the disruptions in the credit markets. This policy has a stable value agreement in place that provides limited cash surrender value protection from declines in the separate account’s underlying investments. The stable value agreement was amended in the third quarter to provide additional cash surrender value protection. The carrying value of the policy was reduced by $2 million during the third quarter of 2007 to reflect a higher fee structure that would be in place during the process required to affect a surrender. As of September 30, 2007, substantially all of the cash surrender value protection afforded by the stable value agreement has been utilized and, as a result of the contractual terms on the separate account insurance policy, the crediting rate on the policy has been reduced to zero.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

18. Pending Acquisitions

In May 2007, Fifth Third Financial Corporation (“Fifth Third Financial”), a wholly-owned subsidiary of Fifth Third Bancorp, and R&G Financial Corporation (“R&G Financial”) announced that they entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which Fifth Third Financial will acquire 100% of the outstanding stock in R&G Crown Bank, FSB (“Crown”) from R&G Financial. Under the Agreement, Fifth Third Financial paid $259 million to R&G Financial and assumed $50 million of trust preferred securities. Additionally, Fifth Third Financial paid approximately $16 million to R-G Crown Real Estate, LLC to acquire land currently leased by Crown for certain branches. The transaction closed on November 2, 2007.

In August 2007, Fifth Third Financial and First Charter Corporation (“First Charter”), a full service financial institution which operates 57 branches in North Carolina and two in suburban Atlanta, announced that they entered into a definitive agreement under which Fifth Third Financial will acquire 100% of the outstanding stock in First Charter. Under the definitive agreement, Fifth Third Financial will pay $31.00 per First Charter share, or approximately $1.09 billion. Consideration will be paid in the form of 70% Fifth Third common stock and 30% cash. The acquisition is subject to legal and regulatory approvals and is expected to close in the first quarter of 2008.

19. Subsequent Events

In October 2007, Fifth Third Capital Trust VI (“Trust VI”), a wholly-owned non-consolidated subsidiary of the Bancorp, issued $863 million of Tier 1-qualifying trust preferred securities to third party investors and invested these proceeds in junior subordinated notes (“JSN VI”) issued by the Bancorp. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations of the Trust VI. No other subsidiaries of the Bancorp are guarantors of the JSN VI. The JSN VI will mature on November 15, 2067. The JSN VI held by the Trust VI bear a fixed rate of interest of 7.25% until November 15, 2057. After November 15, 2057, the JSN VI bear interest at a variable rate of three-month LIBOR plus 3.03%. During the term of the JSN VI, the Bancorp has the right to defer interest for one or more periods not to exceed 5 years without being subject to the alternative payment mechanism, and for one or more periods not to exceed 10 years, without giving rise to an event of default.

The JSN VI may be redeemed at the option of the Bancorp on or after November 15, 2012, or in certain other limited circumstances, at a redemption price of 100% of the principal amount plus accrued but unpaid interest. All redemptions are subject to certain conditions and require approval by the Federal Reserve Board.

On October 3, 2007, Visa Inc. (“Visa”) announced that it had completed restructuring transactions in preparation for its initial public offering (“IPO”) expected to occur in the first quarter of 2008. As part of this restructuring, the Bancorp received approximately 17.5 million Class USA shares of Visa Inc. common stock. It is anticipated that a portion of these shares will be redeemed as part of the IPO with the remaining shares eventually converted to Class A shares three years after the IPO or upon settlement of certain litigation, whichever is later. Additionally, Visa is expected to apply a portion of the proceeds from the IPO to fund an escrow account to cover certain litigation judgments and settlements.

On November 7, 2007, Visa announced that a settlement had been reached with American Express (“AmEx”) related to AmEx’s claim that Visa and its member banks had illegally blocked AmEx from the bank-issued card business in the United States. The Bancorp was not a named defendant in this lawsuit and therefore will not be directly liable for any amount of the settlement; however, in accordance with Visa’s bylaws, the Bancorp and other Visa USA member banks may be required to share in certain losses incurred by Visa. The settlement is subject to certain approvals, including approval by at least two-thirds of Visa USA, Inc. voting members. Based on the announced settlement amount and the Bancorp’s membership interest in Visa USA, Inc. the Bancorp recorded a liability of $78 million as of September 30, 2007. Although the Visa by-laws could require the Bancorp to fund this amount to Visa, it is anticipated that the escrow account to be created by Visa and funded from a portion of the proceeds of the IPO will be used to settle such litigation judgments and settlements. In the event this IPO occurs, the Bancorp expects that the current liability would no longer be required and that its proceeds from the anticipated share redemption will more than offset this amount.

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

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and have now been consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of the alleged intrusion. Another was filed by financial institutions and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. The U.S. District Court (“Court”) has granted the Bancorp’s motion to dismiss certain of the claims, but additional claims remain pending. A proposed class action settlement funded by TJX in the consumer litigation is being reviewed by the Court. Additionally, the named plaintiffs in the financial institution litigation pending only against the Bancorp have filed a motion for class certification. That motion has been fully briefed and argued and has been taken under submission by the Court. Discovery in the financial institution matter is ongoing and is to be completed by November 30, 2007. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of these lawsuits cannot be assessed at this time.

In June 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a suit in the United States District Court for the Southern District of Ohio against the Bancorp and its Ohio banking subsidiary. In the suit, Katz alleges that the Bancorp and its Ohio bank are infringing on Katz’s patents for interactive call processing technology by offering certain automated telephone banking and other services. This lawsuit is one of many related patent infringement suits brought by Katz in various courts against numerous other defendants. Katz is seeking unspecified monetary damages and penalties as well as injunctive relief in the suit. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2007 to the risk factors as previously disclosed in the Registrant’s 2006 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2007 – July 31, 2007	400,818	$38.67	395,900	21,711,518
August 1, 2007 – August 31, 2007	2,510,007	$37.78	2,510,000	19,201,518
September 1, 2007 – September 30, 2007	1,455	—	—	19,201,518

Total	2,912,280	$37.92	2,905,900	19,201,518

(a)	The Bancorp repurchased 4,918, 7 and 1,455 shares during July, August and September of 2007, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase up to 30 million shares of the Bancorp’s common stock through the open market or any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date.

Exhibits (Item 6)

(a)	List of Exhibits

1.1	Underwriting Agreement dated October 23, 2007 among Fifth Third Bancorp, Fifth Third Capital Trust VI and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and UBS Securities LLC, as Representatives of the Underwriters named in the Underwriting Agreement. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007.

3(i)	Second Amended Articles of Incorporation, as amended (Incorporated by reference to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3(ii)	Code of Regulations, as amended (Incorporated by reference to the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

4.1	Third Supplemental Indenture dated as of October 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.

4.2	Certificate Representing $862,510,000 of 7.25% Junior Subordinated Notes of Fifth Third Bancorp. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.

4.3	Amended and Restated Declaration of Trust dated as of October 30, 2007 of Fifth Third Capital Trust VI among Fifth Third Bancorp, as Sponsor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.

4.4	Certificate Representing 20,000,000 7.25% Trust Preferred Securities of Fifth Third Capital Trust VI (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.[1]

4.5	Certificate Representing 400 7.25% Common Securities of Fifth Third Capital Trust VI (liquidation amount $25 per Trust Preferred Security).

4.6	Guarantee Agreement, dated as of October 30, 2007 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.

4.7	Agreement as to Expense and Liabilities, dated as of October 30, 2007 between Fifth Third Bancorp and Fifth Third Capital Trust VI.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

99.1	Replacement Capital Covenant of Fifth Third Bancorp dated as of October 30, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007.

[1]	Issuer also entered into an identical certificate on October 30, 2007 representing $362,500,000 in aggregate liquidation amount of 7.25% Trust Preferred Securities of Fifth Third Capital Trust VI.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 9, 2007	/s/ Christopher G. Marshall
Christopher G. Marshall
Executive Vice President and Chief Financial Officer