Form 10-K
period 2007-12-31
FIFTH THIRD BANCORP
filed 2008-02-22
CIK 35527

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	56	Legal and Regulatory Proceedings	73
Business Combinations	61	Related Party Transactions	74
Securities	62	Accumulated Other Comprehensive Income	75
Loans and Leases and Allowance for Loan and Lease Losses	63	Common Stock and Treasury Stock	76
Loans Acquired in a Transfer	64	Stock-Based Compensation	76
Bank Premises and Equipment	64	Other Noninterest Income and Other Noninterest Expense	79
Goodwill	64	Income Taxes	79
Intangible Assets	65	Retirement and Benefit Plans	81
Sales of Receivables and Servicing Rights	65	Earnings Per Share	82
Derivatives	67	Fair Value of Financial Instruments	83
Other Assets	70	Certain Regulatory Requirements and Capital Ratios	84
Short-Term Borrowings	70	Parent Company Financial Statements	85
Long-Term Debt	71	Segments	86
Commitments, Contingent Liabilities and Guarantees	72

Annual Report on Form 10-K			88
Consolidated Ten Year Comparison			99
Directors and Officers			100
Corporate Information

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) changes and trends in capital markets; (8) competitive pressures among depository institutions increase significantly; (9) effects of critical accounting policies and judgments; (10) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; (11) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (12) ability to maintain favorable ratings from rating agencies; (13) fluctuation of Fifth Third’s stock price; (14) ability to attract and retain key personnel; (15) ability to receive dividends from its subsidiaries; (16) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (17) effects of accounting or financial results of one or more acquired entities; (18) difficulties in combining the operations of acquired entities; (19) ability to secure confidential information through the use of computer systems and telecommunications networks; and (20) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

TABLE 1: SELECTED FINANCIAL DATA

For the years ended December 31 ($ in millions, except per share data)	2007	2006	2005	2004	2003

Income Statement Data
Net interest income (a)	$3,033	2,899	2,996	3,048	2,944
Noninterest income	2,467	2,012	2,374	2,355	2,398
Total revenue (a)	5,500	4,911	5,370	5,403	5,342
Provision for loan and lease losses	628	343	330	268	399
Noninterest expense	3,311	2,915	2,801	2,863	2,466
Net income	1,076	1,188	1,549	1,525	1,665
Common Share Data
Earnings per share, basic	$2.00	2.14	2.79	2.72	2.91
Earnings per share, diluted	1.99	2.13	2.77	2.68	2.87
Cash dividends per common share	1.70	1.58	1.46	1.31	1.13
Book value per share	17.20	18.02	17.00	16.00	15.29
Dividend payout ratio	84.9%	74.2	52.7	48.9	39.4
Financial Ratios
Return on average assets	1.05%	1.13	1.50	1.61	1.90
Return on average equity	11.2	12.1	16.6	17.2	19.0
Average equity as a percent of average assets	9.35	9.32	9.06	9.34	10.01
Tangible equity	6.05	7.79	6.87	8.35	8.56
Net interest margin (a)	3.36	3.06	3.23	3.48	3.62
Efficiency (a)	60.2	59.4	52.1	53.0	46.2
Credit Quality
Net losses charged off	$462	316	299	252	312
Net losses charged off as a percent of average loans and leases	.61%	.44	.45	.45	.63
Allowance for loan and lease losses as a percent of loans and leases	1.17	1.04	1.06	1.19	1.33
Allowance for credit losses as a percent of loans and leases	1.29	1.14	1.16	1.31	1.47
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	1.32	.61	.52	.51	.61
Average Balances
Loans and leases, including held for sale	$78,348	73,493	67,737	57,042	52,414
Total securities and other short-term investments	11,994	21,288	24,999	30,597	28,947
Total assets	102,477	105,238	102,876	94,896	87,481
Transaction deposits (b)	50,987	49,678	48,177	43,260	40,372
Core deposits (c)	61,765	60,178	56,668	49,468	46,798
Wholesale funding (d)	27,254	31,691	33,615	33,629	28,812
Shareholders’ equity	9,583	9,811	9,317	8,860	8,754
Regulatory Capital Ratios
Tier I capital	7.72%	8.39	8.35	10.31	10.97
Total risk-based capital	10.16	11.07	10.42	12.31	13.42
Tier I leverage	8.50	8.44	8.08	8.89	9.11
(a)

Amounts presented on a fully taxable equivalent basis (“FTE”). The taxable equivalent adjustments for years ending December 31, 2007, 2006, 2005, 2004 and 2003 were $24 million, $26 million, $31 million, $36 million and $39 million, respectively.

(b)	Includes demand, interest checking, savings, money market and foreign office deposits.
(c)	Includes transaction deposits plus other time deposits.
(d)	Includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.

TABLE 2: QUARTERLY INFORMATION
	2007				2006
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$785	760	745	742	744	719	716	718
Provision for loan and lease losses	284	139	121	84	107	87	71	78
Noninterest income	509	681	669	608	181	626	622	584
Noninterest expense	940	853	765	753	760	731	726	698
Income before cumulative effect	16	325	376	359	66	377	382	359
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	-	-	4
Net income	16	325	376	359	66	377	382	363
Earnings per share, basic	.03	.61	.69	.65	.12	.68	.69	.66
Earnings per share, diluted	.03	.61	.69	.65	.12	.68	.69	.65

18    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This overview of management’s discussion and analysis highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows.

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2007, the Bancorp had $111.0 billion in assets, operated 18 affiliates with 1,227 full-service Banking Centers including 102 Bank Mart® locations open seven days a week inside select grocery stores and 2,211 Jeanie® ATMs in Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania, Missouri and Georgia. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Fifth Third Processing Solutions (“FTPS”).

The Bancorp believes that banking is first and foremost a relationship business where the strength of the competition and challenges to growth can vary in every market. Its affiliate operating model provides a competitive advantage by keeping the decisions close to the customer and by emphasizing individual relationships. Through its affiliate operating model, individual managers from the banking center to the executive level are given the opportunity to tailor financial solutions for their customers.

The Bancorp’s revenues are fairly evenly dependent on net interest income and noninterest income. For the year ended December 31, 2007, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 55% and 45% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits, short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by loan defaults and inadequate collateral due to a weakening economy within the Bancorp’s footprint.

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

Noninterest income is derived primarily from electronic funds transfer (“EFT”) and merchant transaction processing fees, card interchange, fiduciary and investment management fees, corporate banking revenue, service charges on deposits and mortgage banking revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses in addition to expenses incurred in the processing of credit and debit card transactions for its customers and merchant and financial institution clients.

On November 2, 2007, the Bancorp completed its acquisition of R-G Crown Bank (“Crown”), a subsidiary of R&G Financial Corporation, with $2.8 billion in assets and $1.7 billion in deposits located in Florida and Augusta, Georgia. As of December 31, 2007, the Bancorp’s Florida affiliates have 141 full-service locations, of which 28 were acquired as part of the Crown acquisition. Additionally, the 3 Crown banking centers in Augusta allowed the Bancorp to enter the state of Georgia.

On August 16, 2007, the Bancorp announced an agreement to acquire First Charter Corporation (“First Charter”), which operates 57 banking centers in North Carolina and 2 in suburban Atlanta. The acquisition is awaiting regulatory approval with a planned close in the second quarter of 2008.

Earnings Summary

The Bancorp’s net income was $1.1 billion or $1.99 per diluted share in 2007, a nine percent decrease compared to $1.2 billion and $2.13 per diluted share in 2006. Current year results were impacted by a $177 million charge to lower the current cash surrender value of one of the Bancorp’s bank-owned life insurance (“BOLI”) policies. The BOLI charge reflected a decrease in cash surrender value due to declines in value of the policies underlying investments due to significant disruptions in the financial markets and widening credit spreads. This charge reflected an additional $22 million recorded subsequent to the Bancorp’s issuance of fourth quarter of 2007 earnings. Current year results were also impacted by provision for loan and lease losses of $628 million, an increase of $285 million over 2006. The increased provision for loan and lease losses was a result of the deteriorating credit environment discussed further in the Risk Management section.

Net interest income (FTE) increased five percent compared to 2006. Net interest margin increased to 3.36% in 2007 from 3.06% in 2006 largely due to the balance sheet actions taken in the fourth quarter of 2006. See Comparison of 2006 with 2005 section for specific balance sheet actions taken.

Noninterest income increased 23% compared to 2006. Noninterest income in 2007 reflects the impact of the previously mentioned $177 million BOLI charge, while the 2006 results included $415 million in losses related to fourth quarter balance sheet actions. Excluding these items, noninterest income increased nine percent compared to 2006 with growth in electronic payment processing, service charges on deposits and corporate banking revenue offset by lower mortgage banking net revenue.

Noninterest expense increased 14% compared to 2006. Noninterest expense in 2007 included $172 million in charges related to the Bancorp’s indemnification of estimated current and future Visa Inc. (“Visa”) litigation settlements and $8 million of acquisition-related costs, while 2006 results included $49 million in charges related to the termination of debt and other financing agreements. Excluding these items, noninterest expense increased nine percent resulting from volume-based transaction growth in

Fifth Third Bancorp    19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

payment processing, higher technology related expenses reflecting infrastructure upgrades and higher occupancy expense from continued de novo growth.

The Bancorp maintains a conservative approach to both lending and investing activities as it does not originate or hold subprime loans, nor does it hold collateralized debt obligations (“CDOs”) or asset-backed securities backed by subprime loans in its securities portfolio. However, the Bancorp has exposure to the housing markets, which weakened considerably during 2007, particularly in the upper Midwest and Florida. Consequently, net charge-offs as a percent of average loans and leases were 61 basis points (“bp”) in 2007 compared to 44 bp in 2006. At December 31, 2007, nonperforming assets as a percent of loans and leases increased to 1.32% from .61% at December 31, 2006.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of December 31, 2007, the Tier I capital ratio was 7.72% and the total risk-based capital ratio was 10.16%. The Bancorp had senior debt ratings of “Aa3” with Moody’s, “A+” with Standard & Poor’s, “AA-” with Fitch and “AAL” with DBRS at December 31, 2007, which indicate the Bancorp’s strong capacity to meet its financial commitments. The “well-capitalized” capital ratios, along with strong credit ratings, provide the Bancorp with access to the capital markets.

The Bancorp continues to invest in the geographic areas that offer the best growth prospects through acquisitions and de novo expansion, while at the same time meeting the banking needs of our existing communities through a well-distributed banking center network. During 2007, the Bancorp opened 77 additional banking centers. In 2008, banking center expansion will be focused in high growth markets, such as Florida, Chicago, Tennessee, Georgia and North Carolina.

RECENT ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP was effective for fiscal years beginning after December 15, 2006. Upon adoption of this FSP on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $96 million representing the cumulative effect of applying the provisions of this FSP.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement

No. 109, “Accounting for Income Taxes.” This Interpretation also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation was effective for fiscal years beginning after December 15, 2006. Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this Interpretation.

See Note 1 of the Notes to Consolidated Financial Statements for further discussion on these standards along with a description other recently issued accounting pronouncements

CRITICAL ACCOUNTING POLICIES

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. When individual loans are impaired, allowances are allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to commercial loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

Homogenous loans and leases, such as consumer installment and residential mortgage, are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

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

Loans acquired by the Bancorp through a purchase business combination are evaluated for credit impairment. Reductions to the carrying value of the acquired loans as a result of credit impairment are recorded as an adjustment to goodwill. The Bancorp does not carry over the acquired company’s allowance for loan and lease losses, nor does the Bancorp add to its existing allowance for the acquired loans as part of purchase accounting.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $66 million at December 31, 2007. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $35 million at December 31, 2007. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the United States. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

In the current year, the Bancorp has not substantively changed any material aspect of its overall approach to determining its allowance for loan and lease losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the Consolidated Balance Sheets and noninterest income in the Consolidated Statements of Income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Bancorp’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statements of Income. At December 31, 2007, 85% of the unrealized losses in the available-for-sale securities portfolio were comprised of securities issued by U.S. Government sponsored agencies and agency mortgage-backed securities. The Bancorp believes the price movements in these securities are dependent upon the movement in market interest rates. The Bancorp’s management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

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

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As of January 1, 2007, the Bancorp adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” Refer to Note 1 of the Notes to Consolidated Financial Statements for the impact of adopting this Interpretation. As described in greater detail in Note 15 of the Notes to Consolidated Financial Statements, the Internal Revenue Service is currently challenging the Bancorp’s tax treatment of certain leasing transactions. For additional information on income taxes, see Note 21 of the Notes to Consolidated Financial Statements.

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. Servicing rights resulting from loan sales are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized

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

The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the servicing portfolio. For purposes of measuring impairment, the servicing rights are stratified into classes based on the financial asset type and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

The change in the fair value of mortgage servicing rights (“MSRs”) at December 31, 2007, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $29 million and $56 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $32 million and $66 million, respectively. The change in the fair value of the MSR portfolio at December 31, 2007, due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $22 million and $42 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $24 million and $48 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

RISK FACTORS

Weakness in the economy and in the real estate market, including specific weakness within Fifth Third’s geographic footprint, has adversely affected Fifth Third and may continue to adversely affect Fifth Third.

If the strength of the U.S. economy in general and the strength of the local economies in which Fifth Third conducts operations declines, or continues to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and allowance for loan and lease losses. A significant portion of Fifth Third’s residential mortgage and commercial real estate loan portfolios are comprised of borrowers in Michigan, Northern Ohio and Florida, which markets have been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect Fifth Third’s financial condition and results of operations.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted Fifth Third and may continue to adversely impact Fifth Third.

Fifth Third has experienced a downturn in credit performance, particularly in the fourth quarter of 2007, and Fifth Third expects credit conditions and the performance of its loan portfolio to continue to deteriorate in the near term. This caused Fifth Third to increase its allowance for loan and lease losses in the fourth quarter of 2007, driven primarily by higher allocations related to home equity loans and commercial real estate loans. Additional increases in the allowance for loan and lease losses may be necessary in the future. Accordingly, a decrease in the quality of Fifth Third’s credit portfolio could have a material adverse effect on earnings and results of operations.

Fifth Third’s results depend on general economic conditions within its operating markets.

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

The fee revenue of Investment Advisors is largely dependent on the fair market value of assets under care and trading volumes in the brokerage business. General economic conditions and their effect on the securities markets tend to act in correlation. When general economic conditions deteriorate, consumer and corporate confidence in securities markets erodes, and Investment Advisors’ revenues are negatively impacted as asset values and trading volumes decrease. Neutral economic conditions can also negatively impact revenue when stagnant securities markets fail to attract investors.

Changes in interest rates could affect Fifth Third’s income and cash flows.

Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect Fifth Third and its shareholders.

22    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity.

Fifth Third is required to maintain certain capital levels in accordance with banking regulations. Fifth Third must also maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities. Fifth Third’s ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which it operates.

Each of Fifth Third’s subsidiary banks must remain well-capitalized for Fifth Third to retain its status as a financial holding company. In addition, failure by Fifth Third’s bank subsidiaries to meet applicable capital guidelines could subject the bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Two of Fifth Third’s most critical estimates are the level of the allowance for loan and lease losses and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, Fifth Third cannot provide absolute assurance that it will not significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance, nor that it will not recognize a significant provision for impairment of its mortgage servicing rights. If Fifth Third’s allowance for loan and lease losses is not adequate, Fifth Third’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, Fifth Third may increase its allowance for loan and lease losses, which could have a material adverse effect on its capital and results of operations. For more information on the sensitivity of these estimates, please refer to the Critical Accounting Policies section.

Fifth Third regularly reviews its litigation reserves for adequacy considering its litigation risks and probability of incurring losses related to litigation. However, Fifth Third cannot be certain that its current litigation reserves will be adequate over time to cover its losses in litigation due to higher than anticipated settlement costs, prolonged litigation, adverse judgments, or other factors that are largely outside of Fifth Third’s control. If Fifth Third’s litigation reserves are not adequate, Fifth Third’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, Fifth Third may increase its litigation reserves, which could have a material adverse effect on its capital and results of operations.

Changes in accounting standards could impact Fifth Third’s reported earnings and financial condition.

The accounting standard setters, including FASB, U.S. Securities and Exchange Commission (“SEC”) and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Fifth Third’s consolidated financial statements. These changes can be hard to predict and can materially impact how Fifth Third records and reports its financial condition and results of operations. In some cases, Fifth Third could be required to apply a new or revised standard retroactively, which would result in the restatement of Fifth Third’s prior period financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

downgrade to Fifth Third’s, or its affiliates’, credit rating could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to Fifth Third, its affiliates or their securities could also create obligations or liabilities to Fifth Third under the terms of its outstanding securities that could increase Fifth Third’s costs or otherwise have a negative effect on Fifth Third’s results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by Fifth Third or its affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

If Fifth Third is unable to grow its deposits, it may be subject to paying higher funding costs.

The total amount that Fifth Third pays for funding costs is dependent, in part, on Fifth Third’s ability to grow its deposits. If Fifth Third is unable to sufficiently grow its deposits, it may be subject to paying higher funding costs. This could materially adversely affect Fifth Third’s earnings and results of operations.

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

Future business acquisitions could be material to Fifth Third and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require Fifth Third to use substantial cash or other liquid assets or to incur debt. In those events, Fifth Third could become more susceptible to economic downturns and competitive pressures.

Difficulties in combining the operations of acquired entities with Fifth Third’s own operations may prevent Fifth Third from achieving the expected benefits from its acquisitions.

Inherent uncertainties exist when integrating the operations of an acquired entity. Fifth Third may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. In addition, the markets and industries in which Fifth Third and its potential acquisition targets operate are highly competitive. Fifth Third may lose customers or the customers of acquired entities as a result of an acquisition. Future acquisition and integration activities may require Fifth Third to devote substantial time and resources and as a result Fifth Third may not be able to pursue other business opportunities.

After completing an acquisition, Fifth Third may find certain items are not accounted for properly in accordance with financial accounting and reporting standards. Fifth Third may also not realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity. For example, Fifth Third could experience higher charge offs than originally anticipated related to the acquired loan portfolio.

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

Fifth Third is exposed to operational and reputational risk.

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

24    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fifth Third’s necessary dependence upon automated systems to record and process its transaction volume poses the risk that technical system flaws or employee errors, tampering or manipulation of those systems will result in losses and may be difficult to detect. Fifth Third may also be subject to disruptions of its operating systems arising from events that are beyond its control (for example, computer viruses or electrical or telecommunications outages). Fifth Third is further exposed to the risk that its third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as Fifth Third). These disruptions may interfere with service to Fifth Third’s customers and result in a financial loss or liability.

If Visa is unable to consummate its initial public offering on the terms currently contemplated, Fifth Third will not receive expected proceeds from such offering.

In the third and fourth quarters of 2007, Fifth Third incurred non-cash charges of $78 million and $94 million pretax, respectively, and created a $172 million litigation reserve,

related to Fifth Third’s potential share of estimated current and future litigation settlements that may be incurred due to Fifth Third being a member of Visa. Visa has announced plans for an initial public offering and to fund litigation settlements from an escrow account to be funded by such initial public offering. If that occurs, Fifth Third expects that it will be able to reverse the litigation reserve and record any gains that Fifth Third might receive as a selling stockholder in Visa’s proposed initial public offering. Visa filed a registration statement with the SEC on November 9, 2007 to sell its common stock in an initial public offering. However, there are no assurances that Visa will be able to complete an initial public offering on the terms currently contemplated by its registration statement or at all. If the number of shares or the price per share of Visa’s offering is less than Visa currently anticipates selling or if the Visa offering is not completed, Fifth Third could be materially adversely affected and may not realize proceeds sufficient to cover the indemnity liabilities Fifth Third accrued relating to Visa in 2007 in respect of third-party litigation.

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (which includes transaction deposits plus other time deposits) and wholesale funding (which includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Net interest income (FTE) increased five percent, or $134 million, to $3.0 billion as a result of an increase in the net interest margin of 30 bp to 3.36%. The net interest margin improved as a result of the fourth quarter 2006 balance sheet actions which reduced the size of the Bancorp’s available-for-sale securities portfolio to a size that was more consistent with its liquidity, collateral and interest rate risk management requirements; improved the composition of the balance sheet with a lower concentration of fixed-rate assets;

lowered wholesale borrowings to reduce leverage; and better positioned the Bancorp for an uncertain economic and interest rate environment. Specifically, these actions included (i) the sale of $11.3 billion in available-for-sale securities with a weighted-average yield of 4.30%; (ii) reinvestment of approximately $2.8 billion in available-for-sale securities that were more efficient when used as collateral; (iii) repayment of $8.5 billion in wholesale borrowings at an average rate paid of 5.30%; and (iv) the termination of approximately $1.1 billion of repurchase and reverse repurchase agreements. The sale of investment securities and the corresponding repayment of wholesale funding added approximately 35 bp to the 2007 net interest margin.

The benefits of these balance sheet actions were partially offset by the 12% decline in the Bancorp’s free funding position in 2007. The decline primarily resulted from the increase in the average balance of other assets as well as the use of $1.1 billion to repurchase approximately 27 million shares during 2007. The average balance of other assets increased due to a $386 million deposit made with the Internal Revenue Service relating to leveraged lease litigation and increases in partnership investments. Refer to Note 15 of the Notes to Consolidated Financial Statements for further discussion about the Bancorp’s leveraged lease litigation.

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31 ($ in millions, except per share data)	2007	2006	2005	2004	2003
Interest income (FTE)	$6,051	5,981	5,026	4,150	4,030
Interest expense	3,018	3,082	2,030	1,102	1,086
Net interest income (FTE)	3,033	2,899	2,996	3,048	2,944
Provision for loan and lease losses	628	343	330	268	399
Net interest income after provision for loan and lease losses (FTE)	2,405	2,556	2,666	2,780	2,545
Noninterest income	2,467	2,012	2,374	2,355	2,398
Noninterest expense	3,311	2,915	2,801	2,863	2,466
Income from continuing operations before income taxes, minority interest and cumulative effect (FTE)	1,561	1,653	2,239	2,273	2,477
Fully taxable equivalent adjustment	24	26	31	36	39
Applicable income taxes	461	443	659	712	786
Income from continuing operations before minority interest and cumulative effect	1,076	1,184	1,549	1,525	1,652
Minority interest, net of tax	-	-	-	-	(20)
Income from continuing operations before cumulative effect	1,076	1,184	1,549	1,525	1,632
Income from discontinued operations, net of tax	-	-	-	-	44
Income before cumulative effect	1,076	1,184	1,549	1,525	1,676
Cumulative effect of change in accounting principle, net of tax	-	4	-	-	(11)
Net income	$1,076	1,188	1,549	1,525	1,665
Earnings per share, basic	$2.00	2.14	2.79	2.72	2.91
Earnings per share, diluted	1.99	2.13	2.77	2.68	2.87
Cash dividends declared per common share	1.70	1.58	1.46	1.31	1.13

Fifth Third Bancorp    25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 4: CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME (FTE)

For the years ended December 31	2007			2006			2005
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (a):
Commercial loans	$22,351	$1,639	7.33%	$20,504	$1,479	7.21%	$18,310	$1,063	5.81%
Commercial mortgage	11,078	801	7.23	9,797	700	7.15	8,923	551	6.17
Commercial construction	5,661	421	7.44	6,015	460	7.64	5,525	342	6.19
Commercial leases	3,683	158	4.29	3,730	185	4.97	3,495	179	5.11
Subtotal - commercial	42,773	3,019	7.06	40,046	2,824	7.05	36,253	2,135	5.89
Residential mortgage	10,489	642	6.13	9,574	568	5.94	8,982	495	5.51
Home equity	11,887	897	7.54	12,070	900	7.45	11,228	683	6.08
Automobile loans	10,704	675	6.30	9,570	552	5.77	8,649	455	5.26
Credit card	1,276	132	10.39	838	99	11.84	728	81	11.13
Other consumer loans and leases	1,219	65	5.29	1,395	68	4.87	1,897	81	4.27
Subtotal - consumer	35,575	2,411	6.78	33,447	2,187	6.54	31,484	1,795	5.70
Total loans and leases	78,348	5,430	6.93	73,493	5,011	6.82	67,737	3,930	5.80
Securities:
Taxable	11,131	566	5.08	20,306	904	4.45	24,017	1,032	4.30
Exempt from income taxes (a)	499	36	7.29	604	45	7.38	789	58	7.39
Other short-term investments	364	19	5.33	378	21	5.52	193	6	2.89
Total interest-earning assets	90,342	6,051	6.70	94,781	5,981	6.31	92,736	5,026	5.42
Cash and due from banks	2,315			2,495			2,758
Other assets	10,613			8,713			8,102
Allowance for loan and lease losses	(793)			(751)			(720)
Total assets	$102,477			$105,238			$102,876
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing core deposits:
Interest checking	$14,820	$318	2.14%	$16,650	$398	2.39%	$18,884	$314	1.66%
Savings	14,836	456	3.07	12,189	363	2.98	10,007	176	1.76
Money market	6,308	269	4.26	6,366	261	4.10	5,170	140	2.71
Foreign office deposits	1,762	73	4.15	732	29	3.93	248	6	2.59
Other time deposits	10,778	495	4.59	10,500	433	4.12	8,491	263	3.09
Total interest-bearing core deposits	48,504	1,611	3.32	46,437	1,484	3.20	42,800	899	2.10
Certificates - $100,000 and over	6,466	328	5.07	5,795	278	4.80	4,001	129	3.22
Other foreign office deposits	1,393	68	4.91	2,979	148	4.97	3,719	120	3.21
Federal funds purchased	3,646	184	5.04	4,148	208	5.02	4,225	138	3.26
Short-term bank notes	-	-	-	-	-	-	248	6	2.60
Other short-term borrowings	3,244	140	4.32	4,522	194	4.28	5,038	138	2.74
Long-term debt	12,505	687	5.50	14,247	770	5.40	16,384	600	3.66
Total interest-bearing liabilities	75,758	3,018	3.98	78,128	3,082	3.94	76,415	2,030	2.66
Demand deposits	13,261			13,741			13,868
Other liabilities	3,875			3,558			3,276
Total liabilities	92,894			95,427			93,559
Shareholders’ equity	9,583			9,811			9,317
Total liabilities and shareholders’ equity	$102,477			$105,238			$102,876
Net interest income		$3,033			$2,899			$2,996
Net interest margin			3.36%			3.06%			3.23%
Net interest rate spread			2.72			2.37			2.76
Interest-bearing liabilities to interest-earning assets			83.86			82.43			82.40
(a)	The fully taxable-equivalent adjustments included in the above table are $24 million, $26 million and $31 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Average loans and leases increased seven percent, or $4.9 billion. The growth in average loans and leases in 2007 outpaced core deposit growth by $3.3 billion. This funding shortfall was more than offset by a $9.3 billion reduction in the average securities portfolio.

Average consumer loan and lease yields increased 24 bp, with growth driven by automobile loan and other consumer loan and lease yields. The interest rate on automobile loans increased 53 bp from 5.77% in 2006 to 6.30% in 2007. The increase in yield was due to increased pricing across the industry and a shift in the automobile portfolio to a higher percentage of used automobiles. The increase of 42 bp in the other consumer loan and lease yields was caused by the continued run-off of the consumer lease portfolio.

Interest expense on wholesale funding decreased 12%, or $191 million, to $1.4 billion due to a 14% decline in average balances. This decrease was the result of reductions in average balances of other foreign office deposits and long-term debt.

The cost of interest-bearing core deposits increased 12 bp to 3.32%, up from 3.20% in 2006. During 2007, the Bancorp continued to adjust its consumer deposit rates. The Bancorp’s strategy in adjusting rates is to move away from promotional rates towards highly competitive daily rates. This strategy resulted in an increased cost of interest-bearing core deposits as account balances migrate from interest checking to higher yielding accounts, such as savings and time deposits. During 2007, interest checking accounts comprised 31% of interest-bearing core deposits compared to 36% during 2006. During the third quarter of 2007, the Bancorp reclassified certain foreign office deposits as transaction deposits. The interest rates paid on these accounts are comparable to other commercial deposit accounts. Refer to the Deposits section for more information on this reclassification.

26    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 5: CHANGES IN NET INTEREST INCOME (FTE) ATTRIBUTED TO VOLUME AND YIELD/RATE (a)

For the years ended December 31	2007 Compared to 2006			2006 Compared to 2005
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets
Increase (decrease) in interest income:
Loans and leases:
Commercial loans	$135	25	160	136	280	416
Commercial mortgage	93	8	101	57	92	149
Commercial construction	(27)	(12)	(39)	32	86	118
Commercial leases	(2)	(25)	(27)	11	(5)	6
Subtotal - commercial	199	(4)	195	236	453	689
Residential mortgage	56	18	74	34	39	73
Home equity	(14)	11	(3)	54	163	217
Automobile loans	69	54	123	51	46	97
Credit card	46	(13)	33	13	5	18
Other consumer loans and leases	(9)	6	(3)	(23)	10	(13)
Subtotal - consumer	148	76	224	129	263	392
Total loans and leases	347	72	419	365	716	1,081
Securities:
Taxable	(452)	114	(338)	(164)	36	(128)
Exempt from income taxes	(8)	(1)	(9)	(13)	-	(13)
Other short-term investments	(1)	(1)	(2)	8	7	15
Total interest-earning assets	(114)	184	70	196	759	955
Cash and due from banks
Other assets
Allowance for loan and lease losses
Total change in interest income	(114)	184	70	196	759	955
Liabilities and Shareholders’ Equity
Increase (decrease) in interest expense:
Interest-bearing core deposits:
Interest checking	(41)	(39)	(80)	(41)	125	84
Savings	81	12	93	45	142	187
Money market	(2)	10	8	38	83	121
Foreign office deposits	43	1	44	18	5	23
Other time deposits	12	50	62	71	99	170
Total interest-bearing core deposits	93	34	127	131	454	585
Certificates - $100,000 and over	34	16	50	71	78	149
Other foreign office deposits	(78)	(2)	(80)	(27)	55	28
Federal funds purchased	(25)	1	(24)	(3)	73	70
Short-term bank notes	-	-	-	(6)	-	(6)
Other short-term borrowings	(55)	1	(54)	(15)	71	56
Long-term debt	(97)	14	(83)	(86)	256	170
Total interest-bearing liabilities	(128)	64	(64)	65	987	1,052
Demand deposits
Other liabilities
Total change in interest expense	(128)	64	(64)	65	987	1,052
Shareholders’ equity
Total liabilities and shareholders’ equity
Total change in net interest income	$14	120	134	131	(228)	(97)

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute amount of change in volume or yield/rate.

Interest income (FTE) from investment securities and short-term investments decreased $349 million to $621 million in 2007 compared to 2006 while the average yield on taxable securities increased 63 bp to 5.08% primarily due to the balance sheet actions in the fourth quarter of 2006.

Table 4 presents the components of net interest income, net interest margin and net interest spread for 2007, 2006 and 2005. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 5 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on factors previously discussed in the Critical Accounting Policies section. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Bancorp. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses increased to $628 million in 2007 compared to $343 million in 2006. The $285 million increase from the prior year is related to an increase in delinquencies, increases in the severity of loss due to real estate price deterioration in some the Bancorp’s key lending markets, the increase in automobile loans and credit card balances and a modest decline in economic conditions. As of December 31, 2007, the allowance for loan and lease losses as a percent of loans and leases increased to 1.17% from 1.04% at December 31, 2006.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

    Fifth Third Bancorp    27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: NONINTEREST INCOME
For the years ended December 31 ($ in millions)	2007	2006	2005	2004	2003
Electronic payment processing revenue	$826	717	622	521	509
Service charges on deposits	579	517	522	515	485
Investment advisory revenue	382	367	358	363	335
Corporate banking revenue	367	318	299	228	241
Mortgage banking net revenue	133	155	174	178	302
Other noninterest income	153	299	360	587	442
Securities gains (losses), net	21	(364)	39	(37)	81
Securities gains, net – non-qualifying hedges on mortgage servicing rights	6	3	-	-	3
Total noninterest income	$2,467	2,012	2,374	2,355	2,398

Noninterest Income

Total noninterest income increased 23% compared to 2006 primarily due to the $415 million impact of the balance sheet actions in the fourth quarter of 2006 partially offset by a $177 million charge, taken in the fourth quarter of 2007, to reflect the decline in the cash surrender value of one of the BOLI policies. See Note 11 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s BOLI policies. Excluding the impact of these charges, noninterest income increased nine percent over 2006. The components of noninterest income are shown in Table 6.

Electronic payment processing revenue increased $109 million, or 15%, in 2007 as FTPS realized growth in each of its three product lines. The components of electronic payment processing revenue are shown in Table 7.

TABLE 7: COMPONENTS OF ELECTRONIC PAYMENT PROCESSING REVENUE
For the years ended December 31 ($ in millions)	2007	2006	2005
Merchant processing revenue	$308	255	224
Financial institutions revenue	305	279	242
Card issuer interchange	213	183	156
Electronic payment processing revenue	$826	717	622

Merchant processing revenue increased $53 million, or 21%, due to the continued addition of new national merchant customers and resulting increases in merchant sales volumes. During 2007, the Bancorp signed large national merchant contracts with Walgreen Co., which converted during the year, and the U.S. Department of Treasury, a majority of which has been converted. These contracts contributed 37% of the revenue growth in merchant processing revenue during 2007. Financial institutions revenue increased $26 million, or 10%, as a result of continued success in attracting financial institution customers and increased debit card volumes associated with these customers. Card issuer interchange increased $30 million, or 16%, due to continued growth in debit and credit card volumes, of 11% and 29%, respectively, stemming from success in the Bancorp’s initiative in expanding its card customer base. Growth in card issuer interchange revenue was slightly mitigated by the cost of bankcard cash rewards. The Bancorp continues to see significant opportunities in attracting new financial institution customers and retailers. During 2007, the Bancorp processed over 26.7 billion transactions and handled electronic processing for over 2,500 financial institutions and over 155,000 merchant locations worldwide.

Service charges on deposits increased 12% compared to 2006. The increase was primarily driven by consumer deposit service charges, which increased 18% in 2007. The number of net new consumer checking accounts increased 49% during 2007 compared to 2006. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Bancorp.

Commercial deposit revenues increased five percent compared to the prior year. Commercial deposit revenues are offset by earnings credits on compensating balances. Net earnings credits were $64 million and $63 million for the years ended December 31, 2007 and 2006, respectively. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Earnings credits cannot be given in excess of the fees charged for banking services provided, and the excess earnings credits may not be carried forward to future periods. Earnings credits are netted against gross service charges to arrive at commercial deposit revenue.

Investment advisory revenues increased four percent in 2007 compared to 2006 primarily due to success in cross-sell initiatives within the private banking group and improved retail brokerage performance. Private banking revenues increased $9 million, or seven percent, while institutional revenue and securities and brokerage revenue increased four percent and three percent, respectively, compared to 2006. These increases were partially offset by a slight decline in mutual fund fees. The Bancorp continues to focus its sales efforts on improving execution in retail brokerage and retail mutual funds and on growing the institutional money management business by improving penetration and cross-sell in its large middle-market commercial customer base. The Bancorp is one of the largest money managers in the Midwest and, as of December 31, 2007, had approximately $223.2 billion in assets under care, $33.4 billion in assets under management and $13.4 billion in its proprietary Fifth Third Funds.*

Corporate banking revenue increased $49 million, or 15%, in 2007 compared to 2006. The Bancorp has placed an increased focus on broadening its suite of commercial products and has seen a positive return on its investment. The growth in corporate banking revenue was largely attributable to increased institutional sales revenue, derivative product revenues, asset securitization and syndication fees, as well as increased letter of credit fees. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to further seek opportunities to expand its product offerings.

Mortgage banking net revenue decreased to $133 million in

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

28    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 from $155 million in 2006. The components of mortgage banking net revenue are shown in Table 8. Residential mortgage originations in 2007 were $11.9 billion compared to $9.4 billion in 2006. Despite the increase in originations, gains on loan sales decreased $13 million as a result of lower margins on sales of mortgages affected by widening credit spreads in the residential mortgage market during 2007.

TABLE 8: COMPONENTS OF MORTGAGE BANKING NET REVENUE
For the years ended December 31 ($ in millions)	2007	2006	2005
Origination fees and gains on loan sales	$79	92	128
Servicing revenue:
Servicing fees	145	121	109
Servicing rights amortization	(92)	(68)	(73)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	1	10	10
Net servicing revenue	54	63	46
Mortgage banking net revenue	$133	155	174

Mortgage net servicing revenue decreased $9 million compared to 2006. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. Servicing fees increased compared to 2006 as a result of growth in the Bancorp’s portfolio of residential mortgage loans serviced. The Bancorp’s total residential mortgage loans serviced at December 31, 2007 and 2006 were $45.9 billion and $38.6 billion, respectively, with $34.5 billion and $28.7 billion, respectively, of residential mortgage loans serviced for others. Servicing rights amortization increased over the prior year due to an increase in MSRs and decreased weighted-average life assumptions.

Temporary impairment on the MSR portfolio was $22 million in 2007 compared to a recovery in temporary impairment of $19 million in 2006. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 9 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with the impact of changes in interest rates on the MSR portfolio. The Bancorp recognized a net gain of $23 million and a net loss of $9 million in 2007 and 2006, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 10 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities (primarily principal-only strips) as a component of its non-qualifying hedging strategy. A gain of $6 million and $3 million was recognized in 2007 and 2006, respectively, related to the sale of securities used to economically hedge the MSR portfolio.

Other noninterest income declined 48% compared to the prior year. The major components of other noninterest income for each of the last three years are shown in Table 9. The decrease was primarily attributable to the previously mentioned $177 million charge taken in the fourth quarter of 2007 to lower the cash surrender value of one of the Bancorp’s BOLI policies. Exclusive of this charge, BOLI income totaled $71 million, a decrease of 16% compared to 2006 due to a lower crediting rate. Other noninterest income for the year ended 2007 included $23 million in gains on the sale of $144 million non-strategic credit card accounts recorded in the gain on loan sales caption. Additionally, during 2007 the Bancorp recognized a $15 million gain from the sale of FDIC deposit insurance credits, which were one-time assessment credits that the Bancorp was allocated in the FDIC Reform Act of 2005, offset by a $22 million loss due to the termination of cash flow hedges originally hedging $1.0 billion of auto loans classified as held for sale, both of which were recorded in the ‘Other’ line item in Table 9. Other noninterest income for the year ended 2006 included a $17 million loss in mark-to-market on free-standing derivatives related to the balance sheet actions taken in the fourth quarter, captured in the ‘Other’ line item in Table 9.

TABLE 9: COMPONENTS OF OTHER NONINTEREST INCOME
For the years ended December 31 ($ in millions)	2007	2006	2005
Bank owned life insurance	$(106)	86	91
Cardholder fees	56	49	46
Consumer loan and lease fees	46	47	50
Insurance income	32	28	27
Operating lease income	32	26	55
Banking center fees	29	22	21
Gain on loan sales	25	17	24
Other	39	24	46
Total other noninterest income	$153	299	360

The Bancorp recognized net securities gains of $21 million in 2007 compared to net securities losses of $364 million in 2006. Securities losses in 2006 primarily consisted of losses resulting from balance sheet actions taken during the fourth quarter of 2006, partially offset by a $78 million gain from the sale of MasterCard, Inc. shares.

Noninterest Expense

The Bancorp continued to focus on expense control during 2007. The Bancorp expects that cost savings initiatives will continue to be somewhat mitigated by investments in certain high opportunity markets as well as continued volume-based expense growth in payments processing and an expected increase in FDIC insurance in 2008 due to the full utilization of FDIC insurance credits expected to occur in the first half of 2008.

During 2007, the Bancorp continued its investment in the expansion of its retail distribution network and information technology infrastructure. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 60.2% and 59.4% for 2007 and 2006, respectively. Noninterest expense for the year ended 2007 was impacted by a $78 million charge to record a liability for the Bancorp’s indemnification of Visa for the Visa/American Express litigation settlement that occurred in the third quarter of 2007 along with a fourth quarter accrual of $94 million for additional outstanding Visa litigation settlements. See Note 15 of the Notes to Consolidated Financial Statements for additional discussion on this litigation. Additionally, the efficiency ratio was impacted by the previously mentioned $177 million charge to noninterest income to lower the cash surrender value of one of the Bancorp’s BOLI policies. Excluding these charges, the efficiency ratio for 2007 was 55.3% (comparison being provided to supplement an understanding of fundamental trends).

Total noninterest expense increased 14% in 2007 compared to 2006. This comparison is impacted by the previously mentioned Visa litigation accrual in 2007 and a $49 million charge related to the termination of debt and other financing agreements in 2006. Exclusive of these charges, total noninterest expense increased $267 million, or 10%, over 2006 primarily due to increases in volume-related payment processing expenses, investments in information technology infrastructure and higher de novo related expenses.

Fifth Third Bancorp    29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 10: NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2007	2006	2005	2004	2003
Salaries, wages and incentives	$1,239	1,174	1,133	1,018	1,031
Employee benefits	278	292	283	261	240
Net occupancy expense	269	245	221	185	159
Payment processing expense	244	184	145	114	116
Technology and communications	169	141	142	120	106
Equipment expense	123	116	105	84	82
Other noninterest expense	989	763	772	1,081	733
Total noninterest expense	$3,311	2,915	2,801	2,863	2,467
Efficiency ratio	60.2%	59.4	52.1	53.0	46.2

Total personnel cost (salaries, wages and incentives plus employee benefits) increased three percent in 2007 compared to 2006, due to higher revenue-based incentives and an increase in the number of employees. As of December 31, 2007, the Bancorp employed 22,678 employees, of which 6,349 were officers and 2,755 were part-time employees. Full time equivalent employees totaled 21,683 as of December 31, 2007 compared to 21,362 as of December 31, 2006.

Net occupancy expense increased 10% in 2007 over 2006 due to the addition of 46 banking centers, excluding 31 new banking centers added as a result of the Crown acquisition. The Bancorp remains focused on expanding its retail franchise through de novo growth with plans to open approximately 50 new banking centers in 2008, in addition to 57 new banking centers as a result of the pending acquisition with First Charter.

Payment processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Payment processing expense increased 32% compared to last year due to increased processing volumes of 27% and 10% in the merchant and financial institutions businesses, respectively. Additionally, the increase in this caption reflects the conversion of national merchant contracts during the year.

The major components of other noninterest expense for each of the last three years are shown in Table 11. Other noninterest expense increased 30% in 2007 compared to 2006 primarily due to the previously mentioned Visa litigation settlement charges of $172 million, higher loan processing costs associated with collections activities, and volume-related increases in affordable housing investments expense. Other noninterest expense also included $13 million in provision for unfunded commitments, recorded in the ‘Other’ line item in

Table 11, an $11 million increase over the prior year. Marketing expense increased compared to the prior year as a result of the Bancorp’s new branding, expansion into newer markets and increased advertising as a result of the Crown acquisition.

TABLE 11: COMPONENTS OF OTHER NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2007	2006	2005
Loan processing	$119	93	89
Marketing	84	78	76
Affordable housing investments	57	42	35
Travel	54	52	54
Postal and courier	52	49	50
Intangible asset amortization	42	45	46
Professional services fees	35	28	26
Supplies	31	28	35
Franchise and other taxes	23	30	37
Operating lease	22	18	40
Visa litigation accrual	172	-	-
Debt termination	-	49	-
Other	298	251	284
Total other noninterest expense	$989	763	772

Applicable Income Taxes

The Bancorp’s income from continuing operations before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated are shown in Table 12. Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The increase in the effective tax rate in 2007 was a result of an after-tax BOLI charge of $177 million on a lower pretax income base. See Note 11 and Note 21 of the Notes to Consolidated Financial Statements for further information.

TABLE 12: APPLICABLE INCOME TAXES
For the years ended December 31 ($ in millions)	2007	2006	2005	2004	2003
Income from continuing operations before income taxes, minority interest and cumulative effect	$1,537	1,627	2,208	2,237	2,438
Applicable income taxes	461	443	659	712	786
Effective tax rate	30.0%	27.2	29.9	31.8	32.3

Comparison of 2006 with 2005

Net income for the year ended 2006 was $1.2 billion or $2.13 per diluted share, a 23% decrease compared to $1.5 billion and $2.77 per diluted share in 2005. The decrease in net income was primarily a result of the impact of the balance sheet actions announced and completed during the fourth quarter of 2006, which resulted in a pretax loss of $454 million. Specifically, these balance sheet actions included:

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

These actions were taken to improve the asset/liability profile of the Bancorp and reduce the size of the Bancorp’s available-for-sale securities portfolio to a size that was more consistent with its liquidity, collateral and interest rate risk management requirements; improve the composition of the balance sheet with a lower concentration in fixed-rate assets; lower wholesale borrowings to reduce leverage; and better position the Bancorp for an uncertain economic and interest rate environment. The pretax losses consisted of:

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

Noninterest income decreased 15% in 2006 compared to 2005 primarily due to the losses on the sale of securities and related derivative losses from the balance sheet actions taken in the fourth quarter of 2006 totaling $415 million. Excluding these losses, noninterest income increased $54 million, or two percent, in 2006 compared to 2005 due to continued strong growth in electronic payment processing and corporate banking revenue offset by a $19 million decline in mortgage banking revenue.

Noninterest expense increased four percent in 2006 compared to 2005 primarily due to increases in employee incentives, volume-related payment processing expenditures, equipment expenditures and occupancy expense related to the addition of de novo banking centers, and $39 million in charges related to the termination of certain repurchase and reverse repurchase agreements. Excluding the $39 million in charges, noninterest expense increased by three percent.

In 2006, net charge-offs as a percent of average loans and leases were 44 bp compared to 45 bp in 2005. At December 31, 2006, nonperforming assets as a percent of loans and leases increased to .61% from .52% at December 31, 2005.

BUSINESS SEGMENT REVIEW

The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Investment Advisors and Processing Solutions. Further detailed financial information on each business segment is included in Note 27 of the Notes to Consolidated Financial Statements.

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. During 2007, the Bancorp changed the reporting of Processing Solutions to include certain revenues and expenses related to credit card processing that were previously listed under the Commercial and Branch Banking segments. Revisions to the Bancorp’s methodologies are applied on a retroactive basis.

TABLE 13: BUSINESS SEGMENT NET INCOME
For the years ended December 31 ($ in millions)	2007	2006	2005
Income Statement Data
Commercial Banking	$702	693	600
Branch Banking	621	562	515
Consumer Lending	130	179	203
Investment Advisors	100	91	72
Processing Solutions	153	138	123
General Corporate and Other	(630)	(475)	36
Net income	$1,076	1,188	1,549

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the Treasury swap curve. Matching duration, or the expected average term until an instrument can be repriced, allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

Management made several changes to the FTP methodology in 2007 to more appropriately calculate FTP charges and credits to each of the Bancorp’s business segments. Changes to the FTP methodology were applied retroactively and included adding a liquidity premium to loans, deposits and certificates of deposit to properly reflect the Bancorp’s marginal cost of longer term funding. In addition, an FTP charge on fixed assets based on the average 5 year Treasury curve was added to the new FTP methodology.

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and change in factors in the allowance for loan and lease losses are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Net income by business segment is summarized in Table 13.

Commercial Banking

Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. In addition to the traditional lending and depository offerings, Commercial Banking products and services include, among others, foreign exchange and international trade finance, derivatives and capital markets services, asset-based lending, real estate finance, public finance, commercial leasing and syndicated finance. Table 14 contains selected financial data for the Commercial Banking segment.

Comparison of 2007 with 2006

Net income increased $9 million, or one percent, compared to 2006 as a result of continued success in the sale of corporate banking services, offset by a higher provision for loan and lease losses and growth in noninterest expense.

Net interest income was modestly lower in comparison to 2006 due to a 32 bp decline in the spread between loan yields and the related FTP charge. Average loans and leases increased nine percent over 2006, to $35.7 billion, with growth concentrated in C&I loans and commercial mortgage loans. The increase in commercial mortgage loans can be attributed to loans acquired from Crown in November 2007 and to the conversion of construction loans to permanent financing throughout 2007. Average core deposits increased modestly to $15.9 billion in 2007 compared to 2006 as the decrease in savings and money market balances were more than offset by the growth in foreign office deposits. Foreign office deposits represent commercial customers Eurodollar sweeps that pay rates comparable to money market deposits. Net charge-offs as a percent of average loans increased from 31 bp in 2006 to 36 bp in 2007 as the segment experienced a $15 million fraud related charge-off in its Chicago affiliate and an increase in charge-offs of commercial mortgage loans in parts of

Fifth Third Bancorp    31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

its footprint, specifically eastern Michigan and northeastern Ohio.

Noninterest income increased $82 million, or 17%, compared to 2006 largely due to an increase in corporate banking revenue of $49 million, or 17%. Increases in corporate banking revenue occurred in all subcaptions as a result of a build-out of its commercial product offerings by the Commercial Banking segment. During 2007, the segment introduced new treasury management products and remains focused on further penetration of middle-market customers and the healthcare industry throughout its affiliates. Other noninterest income grew by 62% compared to the prior year, as operating lease income grew from $18 million to $31 million on higher volumes.

Noninterest expense increased $66 million, or nine percent, in 2007 compared to 2006 primarily due to higher sales related incentives expense and a volume-related increase in affordable housing investments expense.

Comparison of 2006 with 2005

Net income increased $93 million, or 16%, compared to 2005 largely as a result of loan and deposit growth and success in the sale of corporate banking services. Average loans and leases increased 12% over 2005, to $32.7 billion, with growth occurring across all loan categories. Average core deposits increased to $15.8 billion in 2006 from $14.4 billion in 2005. The moderate decrease in average demand deposits from the prior year was primarily due to lower relative compensating balance requirements that was more than offset by increases in interest checking and savings and money market deposits. The increase in average loans and leases and core deposits led to a $140 million increase in net interest income compared to the prior year.

Noninterest income increased $18 million, or four percent, compared to 2005 largely due to an increase in corporate banking revenue of $16 million, or six percent. Noninterest expense increased $30 million, or four percent, in 2006 compared to 2005 primarily due to volume-related increases in loan, payment processing, operating lease and data processing expenses.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,227 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. Table 15 contains selected financial data for the Branch Banking segment.

Comparison of 2007 with 2006

Net income increased $59 million, or 10%, compared to 2006 as the segment benefited from increased interest rates through the majority of the year and increased service charges on deposits. Net interest income increased $165 million as increases in total deposits were partially offset by a deposit mix shift toward higher paying deposit account types. Average core deposits increased three percent, to $39.9 billion, compared to 2006. Interest checking accounts decreased $1.9 billion, or 18% while savings and money market deposits increased $2.9 billion, or 24%, compared to 2006. Average loans and leases increased two percent to $17.0 billion, led by growth in credit card balances of 56%.

The provision for loan and lease losses increased $54 million over 2006 due to the deteriorating credit environment involving home equity loans, particularly in Michigan and Florida. Net charge-offs as a percent of average loans and leases increased significantly from 64 bp to 95 bp, with much of the increase occurring in the fourth quarter of 2007. The Bancorp experienced growth in charge-offs on home equity lines and loans with high loan-to-value (“LTV”) ratios, reflecting borrower stress and lower home prices.

Noninterest income increased nine percent from 2006. Service charges on deposits grew 15% compared to the prior year due to growth in consumer deposit fees driven by new account openings and higher levels of customer activity. Electronic payment processing revenue increased nine percent as card issuer interchange on debit cards grew $14 million, or 10%.

Noninterest expense increased eight percent compared to 2006. Net occupancy and equipment expenses increased 13% compared to 2006 as a result of the continued opening of new banking centers. The Bancorp built 66 de novo locations during 2007 and increased total banking centers by 77. The Bancorp will continue to position itself for sustained long-term growth through new banking center additions in key growth markets within its footprint.

TABLE 14: COMMERCIAL BANKING

For the years ended December 31 ($ in millions)	2007	2006	2005
Income Statement Data
Net interest income (FTE) (a)	$1,310	1,317	1,177
Provision for loan and lease losses	127	99	90
Noninterest income:
Corporate banking revenue	341	292	276
Service charges on deposits	154	146	149
Other noninterest income	63	38	33
Noninterest expense:
Salaries, incentives and benefits	264	244	247
Other noninterest expenses	529	483	450
Income before taxes	948	967	848
Applicable income taxes (a)	246	274	248
Net income	$702	693	600
Average Balance Sheet Data
Commercial loans	$35,662	32,707	29,184
Demand deposits	5,927	6,296	6,347
Interest checking	4,098	3,862	3,129
Savings and money market	4,331	5,049	4,738
Certificates $100,000 and over & other time	1,838	1,755	1,113
Foreign office deposits	1,483	515	194

Includes taxable-equivalent adjustments of $14 million for 2007, $13 million for 2006 and 2005.

TABLE 15: BRANCH BANKING

For the years ended December 31 ($ in millions)	2007	2006	2005
Income Statement Data
Net interest income	$1,465	1,300	1,210
Provision for loan and lease losses	162	108	97
Noninterest income:
Service charges on deposits	421	365	368
Electronic payment processing	174	159	143
Investment advisory revenue	90	87	86
Other noninterest income	94	100	91
Noninterest expense:
Salaries, incentives and benefits	483	457	466
Net occupancy and equipment expenses	173	153	138
Other noninterest expenses	467	425	401
Income before taxes	959	868	796
Applicable income taxes	338	306	281
Net income	$621	562	515
Average Balance Sheet Data
Consumer loans	$11,838	11,461	10,775
Commercial loans	5,173	5,296	5,278
Demand deposits	5,757	5,840	5,977
Interest checking	8,692	10,578	13,489
Savings and money market	14,748	11,886	9,265
Certificates $100,000 and over & other time	13,729	13,031	10,189

32    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 2006 with 2005

Net income increased $47 million, or nine percent, compared to 2005. Net interest income increased $90 million as increases in average loans and leases and total deposits were partially offset by a deposit mix shift toward higher paying deposit account types. Average loans and leases increased four percent to $16.8 billion, led by growth in credit card balances of 21%. Branch Banking realized a shift to higher-rate deposit products throughout 2006. Interest checking and demand deposits decreased $3.0 billion, or 22%, and savings, money market and other time deposits increased $3.8 billion, or 21%, compared to 2005.

Noninterest income increased three percent from 2005 as growth in electronic payment processing revenue of $12 million was offset by $3 million decreases in both service charges on deposits and mortgage banking net revenue. Noninterest expense increased by three percent compared to 2005 as costs were contained despite the effect from the Bancorp’s continued de novo banking center growth strategy, which led to a 11% increase in net occupancy and equipment expense.

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans or pools of loans or lines of credit and all associated hedging activities. Other indirect lending activities include loans to consumers through mortgage brokers, automobile dealers and federal and private student education loans. Table 16 contains selected financial data for the Consumer Lending segment.

Comparison of 2007 with 2006

Net income decreased $49 million, or 28%, compared to 2006 despite increased originations, due to an increase in provision for loan and lease losses and decreased gain on sale margins. Net interest income was relatively flat compared to the prior year. Average residential mortgage loans increased seven percent compared to 2006 due to increased mortgage originations and loans acquired from Crown. Net charge-offs increased to 73 bp in 2007, an increase from 47 bp in 2006, due to greater severity of loss on residential mortgages and automobile loans related to declining real estate prices and a market surplus of used automobiles, respectively. The segment is focusing on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards.

Noninterest income decreased 14% compared to 2006 due to a decline in mortgage banking net revenue. The Bancorp’s mortgage originations were $11.4 billion and $9.4 in 2007 and

2006, respectively. Despite the increase in originations, gain on sale margins decreased due to widening credit spreads in the residential mortgage market, resulting in a decrease in mortgage banking net revenue of $26 million, or 18%.

Comparison of 2006 with 2005

Net income decreased $24 million, or 12%, compared to 2005. Net interest income decreased $15 million, or four percent, despite average loans and leases increasing six percent, due to an 81 bp decline in the spread between loan yields and the related FTP charge as a result of the increasingly competitive environment in which this segment competes.

The Bancorp’s mortgage originations were $9.4 billion and $9.9 billion in 2006 and 2005, respectively. As a result of the decrease in originations and the corresponding decrease in gains on sales of mortgages, mortgage banking net revenue decreased $17 million, or 10%. Decreases in other noninterest income and expense were largely a result of the planned run off of the consumer operating lease portfolios. Operating lease income and expense decreased from 2005 by $39 million and $29 million, respectively.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The Bancorp’s primary services include investments, trust, asset management, retirement plans and custody. Fifth Third Securities, Inc., an indirect wholly-owned subsidiary of the Bancorp, offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp, provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Table 17 contains selected financial data for the Investment Advisors segment.

Comparison of 2007 with 2006

Net income increased $9 million, or 10%, compared to 2006 on increases in investment advisory revenue of 5%. Net interest income increased 11% to $154 million on a five percent increase in average loans and leases and a seven percent increase in core deposits. Overall, noninterest income increased six percent from 2006. Fifth Third Private Bank, the Bancorp’s wealth management group, increased revenues by six percent on execution of cross-sell initiatives. Brokerage income also increased seven percent compared to 2006 as the overall equity markets performed well for much of 2007 and the segment increased the number of registered representatives. The segment realized only modest gains in institutional services income. Noninterest expenses remain contained, increasing four percent compared to 2006.

TABLE 16: CONSUMER LENDING
For the years ended December 31 ($ in millions)	2007	2006	2005
Income Statement Data
Net interest income	$404	409	424
Provision for loan and lease losses	148	94	89
Noninterest income:
Mortgage banking net revenue	122	148	165
Other noninterest income	75	81	124
Noninterest expense:
Salaries, incentives and benefits	84	98	89
Other noninterest expenses	169	169	222
Income before taxes	200	277	313
Applicable income taxes	70	98	110
Net income	$130	179	203
Average Balance Sheet Data
Residential mortgage loans	$10,156	9,523	8,957
Home equity	1,335	1,311	1,173
Automobile loans	9,711	8,560	7,584
Consumer leases	917	1,328	1,822

TABLE 17: INVESTMENT ADVISORS
For the years ended December 31 ($ in millions)	2007	2006	2005
Income Statement Data
Net interest income	$154	139	122
Provision for loan and lease losses	13	4	4
Noninterest income:
Investment advisory revenue	386	367	360
Other noninterest income	22	19	17
Noninterest expense:
Salaries, incentives and benefits	167	172	169
Other noninterest expenses	228	209	214
Income before taxes	154	140	112
Applicable income taxes	54	49	40
Net income	$100	91	72
Average Balance Sheet Data
Loans and leases	$3,207	3,068	2,684
Core deposits	4,978	4,673	4,027

Fifth Third Bancorp    33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 2006 with 2005

Net income increased $19 million, or 26%, compared to 2005 as a result of an increase in net interest income and modest growth in investment advisory revenue. Net interest income increased 14%, to $139 million as the segment benefited from the liquidity premium placed on deposit accounts as previously discussed.

Noninterest income increased three percent from 2005 as the $7 million increase in Private Bank revenues was mitigated by a decrease in mutual fund revenue of $3 million. The decrease in mutual fund revenue was primarily the result of the deployment of an open architecture on proprietary fund sales. Noninterest expenses decreased modestly compared to the prior year due to the focus on expense control.

Processing Solutions

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. Table 18 contains selected financial data for the Processing Solutions segment.

Comparison of 2007 with 2006

Net income increased $15 million, or 11%, versus the prior year as electronic payment processing revenues (the sum of merchant processing, financial institutions processing and card issuer interchange revenues) continued to produce double-digit increases. Merchant processing increased $55 million, or 21%, due to the addition and conversion of large national clients throughout the year. Card issuer interchange revenues increased primarily due to new customer additions and the resulting higher card sales volumes from the success in the Bancorp’s initiative to increase credit card penetration of its customer base. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

The strong increase in noninterest income was mitigated by a 19% increase in noninterest expense due to network charges resulting from increased transaction volume in addition to expenses related to the conversion of large national merchant contracts. Expenses are expected to moderate in future periods to be more consistent with revenue growth while reflecting spread pressure relating to the renewal of current customer contracts.

TABLE 18: PROCESSING SOLUTIONS
For the years ended December 31 ($ in millions)	2007	2006	2005
Income Statement Data
Net interest income	$(6)	(3)	(9)
Provision for loan and lease losses	11	9	18
Noninterest income:
Merchant processing	314	259	224
Financial institutions processing	319	290	250
Card issuer interchange	66	52	43
Other noninterest income	43	34	41
Noninterest expense:
Salaries, incentives and benefits	75	70	53
Payment processing expense	237	169	127
Other noninterest expenses	176	171	162
Income before taxes	237	213	189
Applicable income taxes	84	75	66
Net income	$153	138	123

Comparison of 2006 with 2005

Net income increased $15 million, or 12%, versus the prior year as a result of increases in electronic payment processing fees mitigated by increases in personnel costs and payment processing expenses. Compared to 2006, merchant processing revenues and financial institution revenue increased 16%, while card issuer interchange earned on credit cards transactions increased 20%.

Noninterest expense increased 20% primarily due to headcount additions, investment in information technology and transaction processing costs. Salaries, incentives and benefits increased 33% with the addition of over 300 employees.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs and certain support activities and other items not attributed to the business segments.

Comparison of 2007 with 2006

The results of General Corporate and Other were primarily impacted by the increase in provision expense compared to the prior year. Provision expense over charge-offs increased by approximately $139 million compared to 2006 as the allowance for loan and lease losses as a percentage of loan and leases increased from 1.04% as of December 31, 2006 to 1.17% as of December 31, 2007. The increase is attributable to a number of factors including an increase in delinquencies, increases in the severity of loss due to real estate price deterioration in some the Bancorp’s key lending markets, the increase in automobile loans and credit card balances and a modest decline in economic conditions.

Comparison of 2006 with 2005

The results of General Corporate and Other were primarily impacted by the balance sheet actions in the fourth quarter of 2006 and the related loss on the sale of securities. General Corporate and Other was also impacted by wholesale funding repricing at a faster rate than securities as a result of rising short-term rates in the first half of 2006. The Bancorp experienced an increase in the average interest rate on wholesale funding from 3.36% in 2005 to 5.02% in 2006 compared to an increase in the average interest rate on securities from 4.36% in 2005 to 4.56% in 2006.

34    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2007 fourth quarter net income was $16 million, or $.03 per diluted share, compared to $325 million, or $.61 per diluted share, in the third quarter of 2007 and $66 million, or $.12 per diluted share, for the fourth quarter of 2006. Return on average assets and return on average equity for the fourth quarter of 2007 were .06% and .7%, respectively, compared to 1.26% and 13.8% in the third quarter of 2007 and .25% and 2.6% in 2006’s fourth quarter. Fourth quarter 2007 earnings and ratios were negatively impacted by a charge of $177 million to lower the current cash surrender value of one of the Bancorp’s BOLI policies, a charge of $94 million related to Visa members’ indemnification of future litigation settlements, as well as $8 million in acquisition-related costs. The BOLI charge reflected an additional $22 million recorded subsequent to the Bancorp’s issuance of fourth quarter of 2007 earnings. In the fourth quarter of 2006, earnings and ratios were negatively impacted by $454 million in total pretax losses and charges related to balance sheet actions taken to improve the asset/liability profile of the Bancorp.

Fourth quarter 2007 net interest income (FTE) of $785 million increased $25 million, or three percent, from the third quarter of 2007 and $41 million, or six percent, from the same period a year ago. Sequential growth in net interest income was primarily driven by a five percent increase in earning assets and lower funding costs, both in core deposits and wholesale borrowings, resulting from lower market interest rates. These positive effects were partially offset by lower loan yields related to lower market interest rates, the reversal of previously recognized interest on higher nonperforming assets, and the impact of the issuance of trust preferred securities during the third and fourth quarters. Increases in net interest income compared to the fourth quarter of 2006 were primarily a result of the balance sheet actions in the prior year, mitigated by the issuance of $2.2 billion in trust preferred securities throughout 2007. The net interest margin was 3.29%, a 5 bp decrease from the third quarter of 2007 and a 13 bp increase over the fourth quarter of 2006.

Noninterest income of $509 million decreased by $172 million compared to the third quarter of 2007 and increased $328 million compared to the fourth quarter of 2006. Fourth quarter 2007 results include a $177 million charge to reduce the cash surrender value of one of the Bancorp’s BOLI policies and $22 million related to the termination of cash flow hedges on automobile loans held for sale. Third quarter results included a gain of $15 million on the sale of FDIC deposit insurance credits. Fourth quarter of 2006 results include $415 million in losses on securities and derivatives related to the Bancorp’s fourth quarter of 2006 balance sheet actions. Excluding those charges, sequential noninterest income growth was $42 million, or six percent, and year-over-year noninterest income growth was $112 million, or 19%, with strong growth in service charges on deposits, corporate banking and electronic payment processing revenue.

Electronic payment processing revenue of $223 million increased five percent sequentially and 15% compared with last year. Compared with a year ago, growth was driven by continued strong merchant processing results and strong growth in card issuer interchange driven by higher card usage and an increase in credit card accounts stemming from success in the Bancorp’s initiative to increase customer credit card penetration.

Service charges on deposits of $160 million increased six percent from the third quarter of 2007 and 30% versus the same quarter last year. Retail service charges increased three percent from the third quarter, driven by higher levels of customer activity and modest growth in transaction accounts. Retail service charges grew 41% compared with the fourth quarter of 2006, driven by higher levels of customer activity and comparisons to the unusual weakness experienced in the same quarter last year. Commercial service charges increased

10% sequentially and 19% compared with last year, primarily due to lower earnings credits on commercial deposit accounts and fee growth associated with new product and service offerings.

Investment advisory revenue of $94 million decreased one percent sequentially and increased four percent over fourth quarter of 2006. Private banking revenue increased two percent sequentially, largely due to higher insurance revenue, and nine percent from the same quarter last year on continued strong results particularly in wealth planning and trust. Brokerage fee revenue declined seven percent sequentially, reflecting the volatility in equity markets in the fourth quarter of 2007, and was flat compared with a year ago as the effect of adverse market conditions offset growth in the number of licensed brokers.

Corporate banking revenue of $106 million increased 17% sequentially and 29% over the fourth of 2006, reflecting the build out of the Bancorp’s corporate banking capabilities. The Bancorp realized growth both sequentially and year-over-year in all sub captions of corporate banking revenue.

Mortgage banking net revenue totaled $26 million in the fourth and third quarter of 2007 and $30 million in the fourth quarter of 2006. Mortgage originations of $2.7 billion decreased from $3.0 billion in the third quarter of 2007 and increased from $2.3 billion in the fourth quarter of 2006. Gains on loan sales of $18 million increased from $9 million in the third quarter and decreased from $23 million in fourth quarter of 2006. Improvement in the liquidity of the residential mortgage market during the fourth quarter of 2007 drove the higher gains on loan sales compared with the third quarter. Net servicing revenue, before MSR valuation adjustments, of $14 million in the fourth quarter was consistent with the third quarter of 2007 and increased $2 million over the fourth quarter of 2006.

Noninterest expense of $940 million increased 10% from third quarter of 2007 and increased 24% from the fourth quarter of 2006. Comparisons reflect expenses accrued related to future Visa litigation settlements of $94 million in the fourth quarter of 2007 and $78 million related to the Visa/American Express settlement in the third quarter of 2007. Exclusive of the Visa accruals and a $39 million charge associated with the termination of financing agreements in the fourth quarter of 2006, noninterest expense increased nine percent compared to the third quarter of 2006 and 17% compared to the same quarter last year. Both sequential and year-over-year increases were driven by volume-based increases in payment processing expense, higher de novo related occupancy expense and increased provision expense for unfunded loan commitments.

Net charge-offs as a percentage of average loans and leases were 89 bp, or $174 million, in the fourth quarter, compared with 60 bp, or $115 million, last quarter and 52 bp, or $97 million, in the fourth quarter of 2006. The increase was the result of commercial and consumer real estate loans concentrated in Michigan, northern Ohio and Florida. Comparisons were also affected by a $15 million fraud-related commercial loan charge-off in the fourth quarter of 2007.

Average loan and lease balances grew five percent sequentially and nine percent from the fourth quarter last year. Crown contributed approximately one percent of the sequential and year-over-year growth, primarily in commercial and residential mortgage loans. The Bancorp continued to grow credit card balances, increasing seven percent over the sequential quarter and 60% over the fourth quarter of 2006. Average core deposits were up three percent compared to the third quarter of 2007 and the fourth quarter of 2006. Crown contributed approximately one percent of the sequential and year-over-year growth. The Bancorp continued to generate overall deposit growth while realizing a mix shift from interest checking to savings accounts.

Fifth Third Bancorp    35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

Total loans and leases increased 12% compared to December 31, 2006. Table 19 presents the Bancorp’s total commercial and consumer loan and lease portfolio classified by the primary purpose of the loan.

Total commercial loans and leases increased $6.1 billion, or 15%, compared to the prior year. Excluding loans acquired from Crown, commercial loans and leases increased approximately $5.6 billion, or 14%, reflecting growth in commercial and industrial loans throughout the Bancorp’s footprint. Commercial mortgage growth was primarily a result of the Crown acquisition. Growth in commercial mortgage and the decrease in commercial construction is also attributed to the conversion of construction loans to permanent financing.

Total consumer loans and leases increased $3.0 billion, or nine percent, compared to December 31, 2006 as a result of the Crown acquisition, growth in the automobile loan portfolio and increased promotion of credit cards. Excluding Crown, total consumer loans and leases increased approximately $1.5 billion, or four percent. Residential mortgage loans increased $1.5 billion, or 15%, compared to 2006, primarily from the Crown acquisition. Excluding Crown, residential mortgage loans increased approximately $260 million, or three percent, compared to the prior year. Residential mortgage originations totaled $11.9 billion in 2007 compared to $9.4 billion in 2006. Automobile loans increased $1.2 billion, or 12%, compared to 2006. The growth in automobile loans was attributed to an increase in the number of dealers in the Bancorp’s indirect automobile lending network from 8,700 in 2006 to 9,300 in 2007. A key focus for the Bancorp in 2007 was increasing its penetration of credit cards within in its retail footprint through marketing campaigns targeted to specific borrowers. Credit card balances increased 58%, to $1.6 billion, with growth primarily a result of a 26% increase in the number of accounts. The Bancorp will continue to focus on growing credit card balances throughout 2008.

Average commercial loans and leases increased $2.7 billion, or seven percent, compared to December 31, 2006,

with growth in commercial loans and commercial mortgage loans. The Bancorp experienced double-digit growth in more than a third of its affiliates, including 11% in the Florida affiliates, 29% in Lexington and 26% in Tennessee.

Average consumer loans and leases increased $2.1 billion, or six percent, compared to 2006. The growth in average consumer loans and leases was a result of strong growth in residential mortgage, automobile and credit card balances mitigated by a decline in home equity loans and consumer automobile leases. The Bancorp experienced its largest growth in the Chicago affiliate, an increase of $254 million, or nine percent. Additionally, the Bancorp saw growth of 11% in the Florida affiliates and 30% in Tennessee offset by a decline of nine percent in the Western Ohio affiliate.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2007, total investment securities were $11.2 billion compared to $11.6 billion at December 31, 2006. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

Net unrealized losses on the available-for-sale securities portfolio were $144 million at December 31, 2007 compared to $183 million at December 31, 2006. At December 31, 2007, 85% of the unrealized losses in the available-for-sale securities portfolio were comprised of agency mortgage-backed securities and securities issued by U.S. Government sponsored agencies. The Bancorp’s management believes the price movements in these securities were primarily the result of movement in market interest rates.

TABLE 19: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDING HELD FOR SALE)

As of December 31 ($ in millions)	2007	2006	2005	2004	2003
Commercial:
Commercial loans	$26,079	20,831	19,377	16,107	14,261
Commercial mortgage	11,967	10,405	9,188	7,636	6,894
Commercial construction	5,561	6,168	6,342	4,348	3,301
Commercial leases	3,737	3,841	3,698	3,426	3,264
Total commercial loans and leases	47,344	41,245	38,605	31,517	27,720
Consumer:
Residential mortgage loans	11,433	9,905	8,991	7,912	5,865
Home equity	11,874	12,154	11,805	10,318	8,783
Automobile loans	11,183	10,028	9,396	7,734	8,606
Credit card	1,591	1,004	788	794	727
Other consumer loans and leases	1,157	1,167	1,644	2,092	2,488
Total consumer loans and leases	37,238	34,258	32,624	28,850	26,469
Total loans and leases	$84,582	75,503	71,229	60,367	54,189

TABLE 20: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES

As of December 31 ($ in millions)	2007	2006	2005	2004	2003
Commercial:
Commercial loans	$22,351	20,504	18,310	14,955	13,705
Commercial mortgage	11,078	9,797	8,923	7,391	3,097
Commercial construction	5,661	6,015	5,525	3,807	6,299
Commercial leases	3,683	3,730	3,495	3,296	3,037
Total commercial loans and leases (including held for sale)	42,773	40,046	36,253	29,449	26,138
Consumer:
Residential mortgage loans	10,489	9,574	8,982	6,801	6,880
Home equity	11,887	12,070	11,228	9,584	8,796
Automobile loans	10,704	9,570	8,649	8,128	7,403
Credit card	1,276	838	728	740	559
Other consumer loans and leases	1,219	1,395	1,897	2,340	2,638
Total consumer loans and leases (including held for sale)	35,575	33,447	31,484	27,593	26,276
Total loans and leases (including held for sale)	$78,348	73,493	67,737	57,042	52,414
Total portfolio loans and leases (excluding held for sale)	$76,033	72,447	66,685	55,951	49,700

36    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: COMPONENTS OF INVESTMENT SECURITIES (AMORTIZED COST BASIS)

As of December 31 ($ in millions)	2007	2006	2005	2004	2003
Available-for-sale and other:
U.S. Treasury and Government agencies	$3	1,396	506	503	838
U.S. Government sponsored agencies	160	100	2,034	2,036	3,877
Obligations of states and political subdivisions	490	603	657	823	922
Agency mortgage-backed securities	8,738	7,999	16,127	17,571	21,101
Other bonds, notes and debentures	385	172	2,119	2,862	1,401
Other securities	1,045	966	1,090	1,006	937
Total available-for-sale and other securities	$10,821	11,236	22,533	24,801	29,076
Held-to-maturity:
Obligations of states and political subdivisions	$351	345	378	245	126
Other bonds, notes and debentures	4	11	11	10	9
Total held-to-maturity	$355	356	389	255	135

At December 31, 2007, the Bancorp’s investment portfolio primarily consisted of AAA rated agency mortgage-backed securities and the Bancorp does not hold CDOs or asset-backed securities backed by subprime loans. The balance of securities below investment grade was immaterial as of December 31, 2007.

Available-for-sale securities, on an amortized cost basis, decreased $415 million since December 31, 2006. At December 31, 2007, available-for-sale securities decreased to 11% of interest-earning assets, compared to 13% at December 31, 2006. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 6.8 years at December 31, 2007 compared to 4.3 years at December 31, 2006. At December 31, 2007, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 5.31% compared to 5.13% at December 31, 2006. The increased yield from the prior year was a result of the balance sheet actions taken in the fourth quarter of 2006, which included the sale of $11.3 billion in available-for-sale securities with a weighted-average yield of 4.30%.

Information presented in Table 22 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Further information on securities held by the Bancorp can be found in Note 3 of the Notes to Consolidated Financial Statements.

TABLE 22: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2007 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$-	$-	-	-%
Average life 1 – 5 years	-	-	-	-
Average life 5 – 10 years	-	-	-	-
Average life greater than 10 years	3	3	12.7	5.89
Total	3	3	12.0	6.04
U.S. Government sponsored agencies:
Average life of one year or less	-	-	-	-
Average life 1 – 5 years	160	160	2.2	4.44
Average life 5 – 10 years	-	-	-	-
Average life greater than 10 years	-	-	-	-
Total	160	160	2.2	4.44
Obligations of states and political subdivisions (a):
Average life of one year or less	246	248.4		7.31
Average life 1 – 5 years	187	191	2.2	7.04	(b)
Average life 5 – 10 years	21	21	6.9	7.98	(b)
Average life greater than 10 years	36	36	10.7	3.92	(b)
Total	490	496	2.1	7.20
Agency mortgage-backed securities:
Average life of one year or less	2	2.6		7.04
Average life 1 – 5 years	1,879	1,868	3.6	4.97
Average life 5 – 10 years	6,577	6,462	7.7	5.23
Average life greater than 10 years	280	277	10.4	5.45
Total	8,738	8,609	6.9	5.18
Other bonds, notes and debentures (c):
Average life of one year or less	93	92.1		5.88
Average life 1 – 5 years	110	108	3.7	5.54
Average life 5 – 10 years	29	29	5.2	5.59
Average life greater than 10 years	153	147	28.3	7.45
Total	385	376	12.7	6.38
Other securities (d)	1,045	1,033
Total available-for-sale and other securities	$10,821	$10,677	6.83	5.31%
(a)

Taxable-equivalent yield adjustments included in the above table are 2.41%, 2.31%, 2.63%, 1.29% and 2.37% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

(b)

Weighted-average yield excludes $3 million, $15 million and $35 million of securities with an average life of 1-5 years, 5-10 years and greater than 10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.81%.

(c)

Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.

(d)

Other securities consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank restricted stock holdings that are carried at cost, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Fifth Third Bancorp    37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 23: DEPOSITS

As of December 31 ($ in millions)	2007	2006	2005	2004	2003
Demand	$14,404	14,331	14,609	13,486	12,142
Interest checking	15,254	15,993	18,282	19,481	19,757
Savings	15,635	13,181	11,276	8,310	7,375
Money market	6,521	6,584	6,129	4,321	3,201
Foreign office	2,572	1,353	421	153	16
Transaction deposits	54,386	51,442	50,717	45,751	42,491
Other time	11,440	10,987	9,313	6,837	6,201
Core deposits	65,826	62,429	60,030	52,588	48,692
Certificates - $100,000 and over	6,738	6,628	4,343	2,121	1,856
Other foreign office	2,881	323	3,061	3,517	6,547
Total deposits	$75,445	69,380	67,434	58,226	57,095

TABLE 24: AVERAGE DEPOSITS

As of December 31 ($ in millions)	2007	2006	2005	2004	2003
Demand	$13,261	13,741	13,868	12,327	10,482
Interest checking	14,820	16,650	18,884	19,434	18,679
Savings	14,836	12,189	10,007	7,941	8,020
Money market	6,308	6,366	5,170	3,473	3,189
Foreign office	1,762	732	248	85	2
Transaction deposits	50,987	49,678	48,177	43,260	40,372
Other time	10,778	10,500	8,491	6,208	6,426
Core deposits	61,765	60,178	56,668	49,468	46,798
Certificates - $100,000 and over	6,466	5,795	4,001	2,403	3,832
Other foreign office	1,393	2,979	3,719	4,364	3,860
Total deposits	$69,624	68,952	64,388	56,235	54,490

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by expanding its retail franchise, enhancing its product offerings and providing competitive rates. At December 31, 2007, core deposits represented 59% of the Bancorp’s asset funding base, compared to 62% at December 31, 2006.

In 2007, the Bancorp expanded its deposit product line by offering an equity-linked certificate of deposit and a new savings account to help customers identify and reach savings goals. Additionally in 2007, the Bancorp reclassified certain foreign office deposits as transaction deposits. Included in foreign office deposits are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance or hold collateral. The remaining foreign office balances are brokered deposits and the Bancorp uses these, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth.

Core deposits grew five percent compared to December 31, 2006, however, the Bancorp continues to realize a mix shift as customers move from lower-yield transaction accounts to higher-yield time deposits. Core deposits acquired from Crown were approximately $990 million at December 31, 2007.

On an average basis, core deposits increased three percent compared to 2006, while customers continued to migrate from interest checking to higher yielding accounts. This migration from interest checking to savings and time deposit accounts resulted in double-digit growth in savings balances and a decrease in interest checking deposits. The Bancorp experienced double-digit average core deposit increases in the Tennessee, Orlando, Tampa, Louisville and Ohio Valley markets.

Borrowings

As of December 31, 2007 and 2006, total borrowings as a percentage of interest-bearing liabilities were 27% and 22%, respectively. The increase in short-term funding in 2007 represents a return to more normalized levels as the balance sheet actions during the fourth quarter of 2006 temporarily reduced the need for short-term funding. Compared to 2006, average short-term funding decreased $1.8 billion.

The Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding. In March, August and October of 2007, Fifth Third Capital Trust IV, V and VI, wholly-owned non-consolidated subsidiaries of the Bancorp, issued $750 million, $575 million and $863 million, respectively, of Tier I-qualifying trust preferred securities to third-party investors and invested the proceeds in junior subordinated notes issued by the Bancorp.

Information on the average rates paid on borrowings is located in the Statement of Income Analysis, while a comprehensive listing of the composition of long-term debt can be found in Note 13 of the Notes to Consolidated Financial Statements. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

TABLE 25: BORROWINGS
As of December 31 ($ in millions)	2007	2006	2005	2004	2003

Federal funds purchased	$4,427	1,421	5,323	4,714	6,928
Short-term bank notes	-	-	-	775	500
Other short-term borrowings	4,747	2,796	4,246	4,537	5,742
Long-term debt	12,857	12,558	15,227	13,983	9,063
Total borrowings	$22,031	16,775	24,796	24,009	22,233

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
•

Credit Risk Review - responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, counter-party credit risk, the accuracy of risk grades assigned to commercial credit exposure, and appropriate recognition accounting for charge-offs, non-accrual status and specific reserves and reports directly to the Risk and Compliance Committee of the Board of Directors;

•

Consumer Credit Risk Management - responsible for credit risk management in consumer lending, including oversight of underwriting and credit administration processes as well as analytics and reporting functions;

•

Capital Markets Risk Management - responsible for establishing and monitoring proprietary trading limits, monitoring liquidity and interest rate risk and utilizing value at risk and earnings at risk models;

•	Compliance Risk Management - responsible for oversight of compliance with all banking regulations;
•

Operational Risk Management - responsible for enterprise operational risk programs, such as risk self assessments, key risk indicators and new products review as well as root cause analysis and corrective action plans relating to identified operational losses;

•	Bank Protection - responsible for fraud prevention and detection, and investigations and recovery;
•	Insurance Risk Management - responsible for all property, casualty and liability insurance policies including the claims administration process for the Bancorp;
•	Investment Advisors Risk Management - responsible for trust compliance, fiduciary risk, trading risk and credit risk in the Investment Advisors line of business; and
•	Risk Strategies and Reporting - responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics.

Designated risk managers have been assigned to all business lines. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and report directly to ERM.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely centralized, while ERM manages the policy and authority delegation process directly. The Credit Risk Review function, within ERM, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

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

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The following table provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification (as defined by the North American Industry

Fifth Third Bancorp    39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 26: COMMERCIAL LOAN AND LEASE PORTFOLIO EXPOSURE(a)

	2007			2006
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$11,564	14,450	147	10,652	13,196	50
Manufacturing	6,570	14,365	28	5,198	11,443	22
Construction	5,226	8,534	258	5,490	8,963	69
Retail trade	4,175	7,251	29	3,655	6,515	27
Transportation and warehousing	2,565	3,076	21	2,097	2,432	4
Financial services and insurance	2,484	6,916	6	1,509	4,855	8
Healthcare	2,347	4,007	15	1,860	3,208	9
Business services	2,266	4,251	25	1,862	3,640	16
Wholesale trade	2,179	4,127	16	1,827	3,642	11
Individuals	1,252	1,626	15	1,364	1,785	13
Other services	1,049	1,455	17	959	1,373	14
Accommodation and food	1,036	1,470	21	860	1,323	10
Other	963	1,897	59	578	1,269	4
Communication and information	741	1,439	1	567	1,073	1
Public administration	737	957	-	792	930	-
Entertainment and recreation	617	873	6	602	841	2
Agribusiness	606	788	3	609	782	8
Mining	578	1,090	3	288	637	3
Utilities	389	1,210	2	370	1,187	-
Total	$47,334	79,782	672	41,139	69,094	271
By loan size:
Less than $200,000	3%	3	9	4	3	13
$200,000 to $1 million	13	10	24	16	12	34
$1 million to $5 million	28	23	43	32	27	48
$5 million to $10 million	26	23	19	17	16	5
$10 million to $25 million	13	14	5	21	24	-
Greater than $25 million	17	27	-	10	18	-
Total	100%	100	100	100	100	100
By state:
Ohio	26%	30	20	25	28	36
Michigan	20	18	36	22	19	19
Florida	11	9	23	10	9	9
Illinois	9	9	6	10	10	8
Indiana	8	8	9	9	9	15
Kentucky	5	5	2	6	6	8
Tennessee	3	3	1	3	3	1
Pennsylvania	2	2	-	1	2	-
Missouri	1	1	-	1	1	-
All other states	15	15	3	13	13	4
Total	100%	100	100	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s portfolio.

The commercial portfolio is characterized by 85% of outstanding balances and exposures concentrated within the Bancorp’s primary market areas of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, Pennsylvania, and Missouri. Exclusive of the national large-ticket leasing business, the commercial portfolio is characterized by 91% of outstanding balances and 89% of exposures concentrated within these nine states. The following table provides further information on the location of commercial real estate and construction industry loans and leases.

TABLE 27: OUTSTANDING COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS AND LEASES BY STATE

As of December 31 ($ in millions)	2007	2006
Michigan	$4,692	4,637
Ohio	4,167	4,072
Florida	2,790	2,543
Illinois	1,425	1,337
Indiana	1,298	1,294
Kentucky	791	794
Tennessee	496	399
All other states	1,131	1,066

Total	$16,790	16,142

As of December 31, 2007, the Bancorp had outstanding homebuilder exposure of $4.4 billion, outstanding loans of $2.9 billion with $176 million in nonaccrual loans.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 28 shows the Bancorp’s originations of these products for the years ended December 31, 2007 and 2006. The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. Table 29 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of December 31, 2007 and 2006. The Bancorp

40    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 28: RESIDENTIAL MORTGAGE ORIGINATIONS

For the years ended December 31 ($ in millions)	2007	Percent of total	2006	Percent of total
Greater than 80% LTV with no mortgage insurance	$265	2%	$679	7%
Interest-only	1,720	15	1,283	14
Greater than 80% LTV and interest-only	265	2	180	2
80/20 loans	212	2	431	5
80/20 loans and interest only	62	1	17	-

TABLE 29: RESIDENTIAL MORTGAGE OUTSTANDINGS

	2007			2006
As of December 31 ($ in millions)	Balance	Percent of total	Delinquency Ratio	Balance	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$2,146	21%	8.93%	$1,893	23%	3.79%
Interest-only	1,620	16	1.83	1,227	15.14
Greater than 80% LTV and interest-only	493	5	5.36	560	7	1.15
80/20 loans	-	-	-	28	-	.72

previously sold certain of these mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for these loans sold with recourse as of December 31, 2007 and 2006 were $1.5 billion and 3.03% and $1.3 billion and 1.74%, respectively. Charge-offs on recourse loans were not material for the years ended December 31, 2007 and 2006. The balance of the mortgage portfolio not included in Table 29 is characterized by in footprint mortgage loans with less than 80% loan-to-value, with approximately two-thirds representing fixed rate mortgages.

The Bancorp originates certain non-conforming residential mortgage loans known as “Alt-A” loans. Borrower qualifications are comparable to other conforming residential mortgage products and the Bancorp has sold, without recourse, the majority of these loans into the secondary market. For the years ended December 31, 2007 and 2006, the Bancorp originated $756 million and $341 million of Alt-A mortgage loans. During 2007, approximately $152 million of Alt-A mortgage loans were moved from held for sale to held for investment, and an impairment charge of approximately $3 million was recognized in mortgage banking net revenue. As of December 31, 2007, the Bancorp held $134 million of Alt-A mortgage loans for investment with approximately $2.5 million in nonaccrual. As market conditions for these loans changed throughout 2007, management responded by making adjustments to underwriting standards and Alt-A loans are being underwritten and sold under an agency flow sale agreement.

Home Equity Portfolio

The home equity portfolio is characterized by 86% of outstanding balances within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 734 as of December 31, 2007, comparable with 735 at December 31, 2006 and 738 at December 31, 2005. Further detail on location and origination LTV ratios is included in Table 30.

Analysis of Nonperforming Assets

A summary of nonperforming assets is included in Table 31. Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) restructured consumer loans which have not yet met the requirements to be classified as a performing asset; (iii) commercial loans and leases that have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower and (iv) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 90 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan are not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower or upon the restructuring of the loan. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

As of December 31, 2007 and 2006, nonperforming assets as a percentage of total loans and leases and other assets, including other real estate owned were 1.32% and .61%, respectively. Total nonperforming assets were $1.1 billion at December 31, 2007, an increase of $609 million compared to $455 million at December 31, 2006. The composition of nonaccrual credits continues to shift as 84% of nonaccrual credits were secured by real estate as of December 31, 2007 compared to 69% as of December 31, 2006 and 48% as of December 31, 2005.

Commercial nonaccrual credits increased from $271 million as of December 31, 2006 to $672 million as of December 31, 2007. The majority of the increase was driven by the real estate and construction industries in the Southern Florida, Northeastern Ohio and Eastern Michigan affiliates. These affiliates combined to account for 42% of commercial nonaccrual credits as of December 31, 2007. As shown in Table 26, the real estate and construction industries contributed to more than two-thirds of the increase in nonaccrual credits. At year end, a total of $57 million in nonaccrual credits were the result of the Crown acquisition.

Consumer nonaccrual credits increased from $81 million as of December 31, 2006 to $221 million as of December 31, 2007. The

TABLE 30: HOME EQUITY OUTSTANDINGS

	2007			2006
As of December 31 ($ in millions)	LTV less than 80%	LTV greater than 80%	Delinquency Ratio	LTV less than 80%	LTV greater than 80%	Delinquency Ratio
Ohio	$1,873	$2,039	1.50%	$2,006	$2,124	1.30%
Michigan	1,393	1,295	2.06	1,529	1,354	1.69
Indiana	628	641	1.95	684	686	1.66
Illinois	637	545	1.66	617	582	1.19
Kentucky	508	594	1.52	533	631	1.11
Florida	536	291	2.93	418	229.96
All other states	174	689	3.07	153	678	1.61
Total	$5,749	$6,094	1.90%	$5,940	$6,284	1.41%

Fifth Third Bancorp    41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 31: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2007	2006	2005	2004	2003
Commercial loans	$175	127	140	105	110
Commercial mortgage loans	243	84	51	51	42
Commercial construction loans	249	54	31	13	19
Commercial leases	5	6	5	5	19
Residential mortgages loans(a)	121	38	30	24	25
Home equity(b)(d)	91	40
Automobile loans(d)	3	3
Credit card(c)	5	-	-	-	-
Other consumer loans and leases(d)	1	-	37	30	27
Total nonaccrual loans and leases	893	352	294	228	242
Commercial renegotiated loans and leases	-	-	-	1	8
Repossessed personal property and other real estate owned	171	103	67	74	69
Total nonperforming assets	$1,064	455	361	303	319
Commercial loans	$44	38	20	21	14
Commercial mortgage loans	73	17	7	8	8
Commercial construction loans	67	6	7	5	4
Commercial leases	4	2	1	1	1
Residential mortgages loans(e)	186	68	53	43	51
Home equity(d)	72	51
Automobile loans(d)	13	11
Credit card	31	16	10	13	13
Other consumer loans and leases(d)	1	1	57	51	54
Total 90 days past due loans and leases	$491	210	155	142	145
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	1.32%	.61	.52	.51	.61
Allowance for loan and lease losses as a percent of nonperforming assets	88	170	206	235	219
(a)	Residential mortgage nonaccrual loans include debt restructurings of $29 million as of December 31, 2007.
(b)	Home equity nonaccrual loans include debt restructurings of $46 million as of December 31, 2007.
(c)	All nonaccrual credit card balances are the result of debt restructurings.
(d)	Prior to 2006, other consumer loans and leases include home equity, automobile and other consumer loans and leases.
(e)

Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2007, 2006 and 2005, these advances were $25 million, $14 million and $13 million, respectively. Information prior to 2004 was not available.

increase in consumer nonaccrual credits is primarily attributable to the housing markets in the Michigan and Florida affiliates and the restructuring of certain high risk loans. Michigan and Florida nonaccrual credits accounted for 63% of the increase in nonaccrual credits in the consumer loan portfolio and, as of December 31, 2007, represented approximately half of the consumer nonaccrual credits. The Bancorp has devoted significant attention to loss mitigation activities and, during the past year, decreased the timing between delinquency and repossession of automobiles and proactively restructured certain real estate loans. Consumer restructured loans are recorded as nonaccrual credits until there is a sustained period of payment by the borrower, generally a minimum of six months of payments in accordance with the loans’ modified terms. Consumer restructured loans contributed approximately $80 million to nonaccrual loans as of December 31, 2007.

Included in nonaccrual credits as of December 31, 2007 were $43 million of loans and leases currently performing in accordance with contractual terms, but for which there were serious doubts as to the ability of the borrower to comply with such terms. For the years 2007 and 2006, interest income of $22 million and $10 million, respectively, was recorded on nonaccrual and renegotiated loans and leases. For the years ended 2007 and 2006, additional interest income of $144 million and $85 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with the original terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 61 bp for 2007, compared to 44 bp for 2006. Table 32 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan net charge-offs to average commercial loans outstanding increased to 43 bp in 2007 compared to 34 bp in 2006 due to increases in net charge-offs in the commercial mortgage and commercial construction captions as homebuilders and developers were affected by the downturn in the real estate markets. Commercial net charge-offs in the Michigan affiliates grew $30 million over 2006, with the most stress appearing in the Detroit metro area. Commercial net charge-offs in the Florida affiliates grew $13 million over 2006. The Chicago affiliate also displayed a $21 million increase in commercial charge-offs, primarily due to a $15 million fraud related loss during the fourth quarter of 2007.

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 84 bp in 2007 compared to 55 bp in 2006. Residential mortgage charge-offs increased 21 bp compared to 2006, reflecting increased foreclosure rates in the Bancorp’s key lending markets and the related increase in severity of loss on mortgage loans. During 2007, Florida, Michigan and Ohio were ranked among the top states in total mortgage foreclosures. These foreclosures not only added to the volume of charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as they contributed to declining home prices. Florida affiliates experienced the most stress, with residential mortgage net charge-offs increasing $11 million over 2006. Home equity charge-offs increased $41 million to 82 bp of average loans, primarily due to increases in the Michigan and Florida affiliates and among those products originated through a broker channel. Brokered home equity loans represented 50% of home equity charge-offs during 2007 despite representing only 23% of home equity lines and loans as of December 31, 2007. Management responded to the performance of the brokered home equity portfolio by reducing originations in 2007 of this product by 64% compared to 2006 and, at the end of 2007, eliminating this channel of origination. The ratio of automobile loan net charge-offs to average automobile

42    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 32: SUMMARY OF CREDIT LOSS EXPERIENCE

For the years ended December 31 ($ in millions)	2007	2006	2005	2004	2003
Losses charged off:
Commercial loans	$(121)	(131)	(99)	(95)	(153)
Commercial mortgage loans	(46)	(27)	(13)	(14)	(9)
Commercial construction loans	(29)	(7)	(5)	(7)	(4)
Commercial leases	(1)	(4)	(38)	(8)	(24)
Residential mortgage loans	(43)	(23)	(19)	(15)	(24)
Home equity	(106)	(65)	(60)	(52)	(52)
Automobile loans	(117)	(87)	(63)	(56)	(41)
Credit card	(54)	(36)	(46)	(35)	(31)
Other consumer loans and leases	(27)	(28)	(30)	(39)	(42)
Total losses	(544)	(408)	(373)	(321)	(380)
Recoveries of losses previously charged off:
Commercial loans	12	24	24	14	16
Commercial mortgage loans	2	3	3	5	2
Commercial construction loans	-	-	1	-	-
Commercial leases	1	5	1	1	2
Residential mortgage loans	-	-	-	-	-
Home equity	9	9	10	10	15
Automobile loans	32	30	18	18	12
Credit card	8	5	5	6	5
Other consumer loans and leases	18	16	12	15	16
Total recoveries	82	92	74	69	68
Net losses charged off:
Commercial loans	(109)	(107)	(75)	(81)	(137)
Commercial mortgage loans	(44)	(24)	(10)	(9)	(7)
Commercial construction loans	(29)	(7)	(4)	(7)	(4)
Commercial leases	-	1	(37)	(7)	(22)
Residential mortgage loans	(43)	(23)	(19)	(15)	(24)
Home equity	(97)	(56)	(50)	(42)	(37)
Automobile loans	(85)	(57)	(45)	(38)	(29)
Credit card	(46)	(31)	(41)	(29)	(26)
Other consumer loans and leases	(9)	(12)	(18)	(24)	(26)
Total net losses charged off	$(462)	(316)	(299)	(252)	(312)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.49%	.53	.41	.54	1.00
Commercial mortgage loans	.40	.25	.10	.12	.10
Commercial construction loans	.51	.11	.08	.17	.10
Commercial leases	.01	(.03)	1.06	.21	.72
Total commercial loans and leases	.43	.34	.35	.35	.64
Residential mortgage loans	.48	.27	.23	.25	.53
Home equity	.82	.46	.44	.44	.43
Automobile loans	.83	.60	.53	.48	.40
Credit card	3.55	3.65	5.65	3.92	4.70
Other consumer loans and leases	.83	.91	1.06	.98	1.06
Total consumer loans and leases	.84	.55	.57	.56	.61
Total net losses charged off	.61%	.44	.45	.45	.63

loans increased to 83 bp in 2007 compared to 60 bp in 2006 displaying an expected increase due to a shift in the portfolio to a higher percentage of used automobiles and an increase in loss of severity due to a market surplus of used automobiles. The net charge-off ratio on credit card balances modestly declined compared to the prior year primarily due to a large origination of card balances in 2007. Although the credit characteristics of the credit card portfolio have been maintained during the origination of new cards, including the weighted average FICO and average line outstanding, the Bancorp does expect the charge-off ratio to increase as the portfolio matures. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

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

In 2007, the Bancorp has not substantively changed any material aspect to its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense on the Consolidated Statements of Income. Table 33 shows the changes in the allowance for credit losses during 2007.

    Fifth Third Bancorp    43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 33: CHANGES IN ALLOWANCE FOR CREDIT LOSSES

For the years ended December 31 ($ in millions)	2007	2006	2005	2004	2003
Balance, beginning of year	$847	814	785	770	683
Net losses charged off	(462)	(316)	(299)	(252)	(312)
Provision for loan and lease losses	628	343	330	268	399
Net change in reserve for unfunded commitments	19	6	(2)	(1)	-
Balance, end of year	$1,032	847	814	785	770
Components of allowance for credit losses:
Allowance for loan and lease losses	$937	771	744	713	697
Reserve for unfunded commitments	95	76	70	72	73
Total allowance for credit losses	$1,032	847	814	785	770

Certain inherent but undetected losses are probable within the loan and lease portfolio. An unallocated component to the allowance for loan and lease losses is maintained to recognize the imprecision in estimating and measuring loss. The Bancorp’s current methodology for determining this measure is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits and other qualitative adjustments. Approximately 90% of the required reserves come from the baseline historical loss rates, specific reserve estimates and current credit grades; while 10% comes from qualitative adjustments. As a result, the required reserves tend to slightly lag the deterioration in the portfolio due to the heavy reliance on realized historical losses and the credit grade rating process. Consequently, a larger unallocated allowance is required towards the end of the stronger part of the credit cycle. As the credit cycle deteriorates and the actual loss rates and downgrades increase, the Bancorp’s methodology will result in a lower unallocated allowance as the incurred losses are reflected into the main components of the methodology that drive the majority of the required reserve calculations. Unallocated allowance as a percent of total portfolio loans and leases for the year ended December 31, 2007 and 2006 were ..06%.

The allowance for loan and lease losses at December 31, 2007 increased to 1.17% of the total portfolio loans and leases compared to 1.04% at December 31, 2006. This increase is reflective of a number of factors including: the increase in delinquencies, the real estate price deterioration in some the Bancorp’s key lending markets, the increase in automobile loans and credit card balances and the modest decline in economic conditions. These factors were the primary drivers of the increased reserve factors for most of the Bancorp’s loan categories. Table 34 provides the amount of the allowance for loan and lease losses by category.

Real estate price deterioration, as determined by the Home Price Index, was most prevalent in Michigan, due in part to cutbacks by automobile manufacturers, and Florida, due to past real estate price appreciation and related overdevelopment. The Bancorp has sizable exposure in both of these markets. The deterioration in real estate values increased the expected loss once a loan becomes delinquent, particularly for home equity loans with high loan-to-value ratios.

During 2007, the Bancorp grew credit card balances as part of an initiative to more fully develop relationships with its current customers. In addition, the composition of the automobile loan portfolio changed to include a larger percentage of used automobiles. Although these products naturally produce higher charge-offs, which creates the need for a larger allowance for credit losses, the Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

If trends in charge-offs, delinquent loans and economic conditions continue to deteriorate in 2008, the Bancorp would expect to record a larger allowance for credit losses in accordance with its allowance methodology. Overall, the Bancorp’s long history of low exposure limits, lack of exposure to subprime lending businesses, centralized risk management and its diversified portfolio reduces the likelihood of significant unexpected credit losses.

TABLE 34: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2007	2006	2005	2004	2003
Allowance attributed to:
Commercial loans	$271	252	201	210	234
Commercial mortgage loans	135	95	78	73	77
Commercial construction loans	98	49	46	42	34
Residential mortgage loans	67	51	38	45	29
Consumer loans	287	247	183	160	146
Lease financing	32	29	56	47	64
Unallocated	47	48	142	136	113
Total allowance for loan and lease losses	$937	771	744	713	697
Portfolio loans and leases:
Commercial loans	$24,813	20,831	19,253	16,107	14,244
Commercial mortgage loans	11,862	10,405	9,188	7,636	6,894
Commercial construction loans	5,561	6,168	6,342	4,347	3,301
Residential mortgage loans	10,540	8,830	7,847	7,366	4,760
Consumer loans	22,943	23,204	22,006	18,875	17,398
Lease financing	4,534	4,915	5,289	5,477	5,711
Total portfolio loans and leases	$80,253	74,353	69,925	59,808	52,308
Attributed allowance as a percent of respective portfolio loans:
Commercial loans	1.09%	1.21	1.05	1.31	1.65
Commercial mortgage loans	1.14	.91	.85	.96	1.12
Commercial construction loans	1.77	.80	.72	.96	1.03
Residential mortgage loans	.63	.58	.49	.61	.61
Consumer loans	1.25	1.06	.83	.85	.84
Lease financing	.69	.59	1.06	.86	1.12
Unallocated (as a percent of total portfolio loans and leases)	.06	.06	.20	.23	.22
Total portfolio loans and leases	1.17%	1.04	1.06	1.19	1.33

44    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARKET RISK MANAGEMENT

Market risk arises from the potential for market fluctuations in interest rates, foreign exchange rates and equity prices that may result in potential reductions in net income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income or financial position due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons:

•	Assets and liabilities may mature or reprice at different times;
•	Short-term and long-term market interest rates may change by different amounts; or
•	The expected maturity of various assets or liabilities may shorten or lengthen as interest rates change.

In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage originations, the value of servicing rights and other sources of the Bancorp’s earnings. Stability of the Bancorp’s net interest income is largely dependent upon the effective management of interest rate risk. Management continually reviews the Bancorp’s balance sheet composition and models the interest rate risk, and possible actions to reduce this risk, given numerous possible future interest rate scenarios.

Net Interest Income Simulation Model

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s financial instruments, and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Executive Asset Liability Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s current interest rate risk exposure is evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 200 bp parallel ramped increase or decrease in market interest rates. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

Table 35 shows the Bancorp’s estimated earnings sensitivity profile and the ALCO policy limits on the asset and liability positions as of December 31, 2007:

TABLE 35: ESTIMATED EARNINGS SENSITIVITY PROFILE

	Change in Net Interest Income (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(.31)%	3.19	(5.00)	(7.00)
+100	(.30)	1.53	-	-
-100	1.11	.60	-	-
-200	1.44	(2.70)	(5.00)	(7.00)

Economic Value of Equity

The Bancorp also employs economic value of equity (“EVE”) as a measurement tool in managing interest rate sensitivity. Whereas net interest income simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term interest rate risk. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios. The following table shows the Bancorp’s EVE sensitivity profile as of December 31, 2007:

TABLE 36: ESTIMATED EVE SENSITIVITY PROFILE

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(8.18)%	(20.0)
-200	2.06	(20.0)

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

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered free-standing derivatives. In addition, the Bancorp hedges its exposure to mortgage loans held for sale.

The Bancorp also establishes derivative contracts with reputable third parties to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of December 31, 2007 are included in Note 10 of the Notes to Consolidated Financial Statements.

    Fifth Third Bancorp    45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 37: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS

As of December 31, 2007 ($ in millions)	Less than 1 year	1-5 years	Greater than 5 years	Total
Commercial loans	$13,266	10,035	1,512	24,813
Commercial mortgage loans	5,154	4,946	1,762	11,862
Commercial construction loans	3,860	1,302	399	5,561
Commercial leases	615	1,523	1,599	3,737
Residential mortgage loans	2,795	4,066	3,679	10,540
Home equity	2,300	4,878	4,696	11,874
Automobile loans	3,305	5,377	519	9,201
Credit card	191	1,400	-	1,591
Other consumer loans and leases	486	536	52	1,074
Total	$31,972	34,063	14,218	80,253

TABLE 38: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS OCCURRING AFTER ONE YEAR

	Interest Rate
As of December 31, 2007 ($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,546	9,001
Commercial mortgage loans	2,339	4,369
Commercial construction loans	432	1,269
Commercial leases	3,122	-
Residential mortgage loans	4,217	3,528
Home equity	1,673	7,901
Automobile loans	5,896	-
Credit card	470	930
Other consumer loans and leases	579	9
Total	$21,274	27,007

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 37 shows a summary of the expected principal cash flows of the Bancorp’s portfolio loans and leases as of December 31, 2007. Additionally, Table 38 shows a summary of expected principal cash flows occurring after one year as of December 31, 2007.

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $610 million as of December 31, 2007 compared to $519 million as of December 31, 2006. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing opportunities, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans.

The decrease in interest rates, particularly during the fourth quarter of 2007, led to the recognition of $22 million in temporary impairment of servicing rights during 2007, compared to a recovery of temporary impairment of $19 million in 2006. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing market rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. The Bancorp recognized a gain of $29 million in 2007 and a loss of $6 million in 2006 on free-standing derivatives and the sale of securities used to economically hedge the MSR portfolio. See Note 9 of the Notes to Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded within other noninterest income on the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2007 was approximately $329 million compared to approximately $219 million at December 31, 2006. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has several internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. A summary of certain obligations and commitments to make future payments under contracts is included in Table 42. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 6.8 years at December 31, 2007, based on current prepayment expectations. Of the $10.7 billion (fair value basis) of securities in the available-for-sale portfolio at December 31, 2007, $2.0 billion in principal and interest is expected to be received in the next 12 months, and an additional $1.5 billion is expected to be received in the next 13 to 24 months. In addition to available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or Federal National Mortgage Association (“FNMA”) guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the year ended December 31, 2007 and 2006,

46    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 39: AGENCY RATINGS

As of December 31, 2007	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Commercial paper	Prime-1	A-1	F1+	R-1M
Senior debt	Aa3	A+	AA-	AAL
Subordinated debt	A1	A	A+	A
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A-1+	F1+	R-1H
Long-term deposit	Aa2	AA-	AA	AA
Senior debt	Aa2	AA-	AA-
Subordinated debt	Aa3	A+	A+

loans totaling $12.2 billion and $9.2 billion, respectively, were sold, securitized or transferred off-balance sheet.

In 2007, an indirect, wholly-owned special purpose subsidiary of the Bancorp established an effective shelf registration with the SEC to issue securities backed by automobile loans originated by the Bancorp’s Ohio and Michigan subsidiary banks. As of December 31, 2007, the Bancorp held $2.0 billion in held for sale automobile loans. The effect of the forecasted sale and securitization of these loans on the Bancorp’s financial results will depend on future market developments and related management decisions.

Additionally, the Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of December 31, 2007, $5.8 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations. The Bancorp also has $16.2 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to a 9.35% average equity capital base, provide the Bancorp with a stable funding base.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 70% of its average total assets during 2007. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Table 39 provides Moody’s, Standard and Poor’s, Fitch’s and DBRS deposit and debt ratings for the Bancorp, Fifth Third Bank and Fifth Third Bank (Michigan). These debt ratings, along with capital ratios above regulatory guidelines, provide the Bancorp with additional access to liquidity.

CAPITAL MANAGEMENT

The Bancorp maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At December 31, 2007, shareholders’ equity was $9.2 billion,

compared to $10.0 billion at December 31, 2006. Tangible equity as a percent of tangible assets was 6.05% at December 31, 2007 and 7.79% at December 31, 2006. The declines in shareholders’ equity and the tangible equity ratios are primarily a result of $1.1 billion in share repurchases during 2007. In March, August, and October of 2007, Fifth Third Capital Trust IV, V and VI, wholly-owned non-consolidated subsidiaries of the Bancorp, issued $750 million, $575 million and $863 million of Tier I-qualifying trust preferred securities to third party investors and invested the proceeds in junior subordinated notes issued by the Bancorp. See Note 13 of the Notes to Consolidated Financial Statements for further discussion of these issuances.

Regulatory capital ratios were lower compared with the prior year and were negatively affected by $1.1 billion in common stock share repurchases throughout 2007, the approximately $690 million repurchase of Tier I-qualifying outstanding shares of its Fifth Third REIT Series B Preferred Stock on December 27, 2007 and 12% growth in risk-weighted assets. The negative impacts of these factors were partially offset by the previously mentioned issuance of Tier I-qualifying trust preferred securities.

The Federal Reserve Board established quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). Additionally, the guidelines define “well-capitalized” ratios for Tier I, total risk-based capital and leverage as 6%, 10% and 5%, respectively. The Bancorp exceeded these “well-capitalized” ratios for all periods presented. See Note 25 of the Notes to Consolidated Financial Statements for additional information regarding regulatory capital ratios.

Dividend Policy and Stock Repurchase Program

The Bancorp views dividends and share repurchases as an effective means of delivering value to shareholders. The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In 2007, the Bancorp paid dividends per common share of $1.70, an increase of eight percent over the $1.58 paid in 2006 and an increase of 16% over the $1.46 paid in 2005.

The Bancorp’s stock repurchase program is an important element of its capital planning activities. The Bancorp’s repurchase of equity securities is shown in Table 41 and details on

TABLE 40: CAPITAL RATIOS

As of December 31 ($ in millions)	2007	2006	2005	2004	2003
Average equity as a percent of average assets	9.35%	9.32	9.06	9.34	10.01
Tangible equity as a percent of tangible assets	6.05	7.79	6.87	8.35	8.56

Tier I capital	$8,924	8,625	8,209	8,522	8,168
Total risk-based capital	11,733	11,385	10,240	10,176	9,992
Risk-weighted assets	115,529	102,823	98,293	82,633	74,477
Regulatory capital ratios:
Tier I capital	7.72%	8.39	8.35	10.31	10.97
Total risk-based capital	10.16	11.07	10.42	12.31	13.42
Tier I leverage	8.50	8.44	8.08	8.89	9.11

    Fifth Third Bancorp    47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 41: SHARE REPURCHASES

For the years ended December 31	2007	2006	2005
Shares authorized for repurchase at January 1	15,807,045	17,846,953	35,685,112
Additional authorizations	30,000,000	-	20,000,000
Shares repurchases(a)	(26,605,527)	(2,039,908)	(37,838,159)
Shares authorized for repurchase at December 31	19,201,518	15,807,045	17,846,953
Average price paid per share	$40.70	39.72	43.19

(a)

Excludes 365,867, 357,612 and 134,435 shares repurchased during 2007, 2006 and 2005, respectively, in connection with various employee compensation plans. These repurchases are not included in the calculation for average price paid and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

the repurchase activity can be found in Note 18 of the Notes to Consolidated Financial Statements. On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. At December 31, 2007, the Bancorp had approximately 19 million shares remaining under the current Board of Directors’ authorization.

Off-Balance Sheet Arrangements

The Bancorp consolidates all of its majority-owned subsidiaries and variable interest entities for which the Bancorp is the primary beneficiary. Other entities, including certain joint ventures in which there is greater than 20% ownership, but upon which the Bancorp does not possess and cannot exert significant influence or control, are accounted for by equity method accounting and not consolidated. Those entities in which there is less than 20% ownership are generally carried at the lower of cost or fair value.

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit, and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. The nature and extent of these transactions are provided in Note 14 of the Notes to Consolidated Financial Statements. In addition, the Bancorp uses conduits, asset securitizations and certain defined guarantees to provide a source of funding. The use of these investment vehicles involves differing degrees of risk. A summary of these transactions is provided below.

Through December 31, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring theses loans to the QSPE allows the Bancorp to reduce its exposure to these lower yielding loan assets while maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s financial statements. The outstanding balance of such loans at December 31, 2007 and 2006 was $3.0 billion and $3.4 billion, respectively. As of December 31, 2007, the loans transferred had a weighted average life of 2.3 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. In 2007 and 2006, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event. In addition, there have been no material changes in the overall ratings of the loans transferred to the QSPE. For the year ended December 31, 2007, the Bancorp collected $1.1 billion in cash proceeds from loan transfers and $30 million in fees from the QSPE. For the year ended December 31, 2006, the Bancorp collected $1.6 billion in cash proceeds from loan transfers and $30 million in fees from the QSPE.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp also agrees to provide liquidity support to the QSPE. As of December 31, 2007 and 2006, the liquidity agreement was $5.0 billion and $3.8 billion, respectively. The increase in liquidity facility during 2007 was due to the anticipated increase in the volume of commercial loans transferred to the QSPE. During the second half of 2007, the Bancorp purchased asset-backed commercial paper from the QSPE and, as of December 31, 2007, held $83 million of the QSPE’s asset-backed commercial paper. The decision to purchase commercial paper from the QSPE was due to widening credit spreads in the commercial paper market and not due to a material difficulty in obtaining funding. At December 31, 2007 and 2006, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $19 million and $16 million, respectively, and was recorded in other liabilities on the Consolidated Balance Sheets.

The Bancorp utilizes securitization trusts formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain floating-rate home equity lines of credit, certain automobile loans and other consumer loans. The cash flows to and from the securitization trusts are principally limited to the initial proceeds from the securitization trust at the time of sale, with subsequent cash flows relating to interests that continue to held by the Bancorp. The Bancorp’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips, residual interests, limited credit recourse and, in some cases, a cash reserve account. At December 31, 2007, the Bancorp had retained servicing assets totaling $618 million, subordinated tranche security interests totaling $3 million and residual interests totaling $10 million. At December 31, 2006, the Bancorp had retained servicing assets totaling $524 million, subordinated tranche security interests totaling $15 million and residual interests totaling $21 million. For the years ended December 31, 2007 and 2006 cash proceeds from transfers reinvested in revolving-period securities totaled $73 million and $97 million, respectively. Additionally, for the years ended December 31, 2007 and 2006, the Bancorp received fees of $2 million and $5 million, respectively, from securitization trusts.

At December 31, 2007 and 2006, the Bancorp had provided credit recourse on approximately $1.5 billion and $1.3 billion, respectively, of residential mortgage loans sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. The Bancorp maintained an estimated credit loss reserve of approximately $17 million and $18 million relating to these residential mortgage loans sold at December 31, 2007 and 2006, respectively. To determine the credit loss reserve, the Bancorp

48    Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Contractual Obligations and Commitments

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2007 are shown in Table 42. As of December 31, 2007, the

Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. Further detail on the impact of income taxes is located in Note 21 of the Notes to the Consolidated Financial Statements.

TABLE 42: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2007 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Total deposits (a)	$73,528	308	60	1,549	75,445
Long-term debt (b)	2,225	3,623	1,008	6,001	12,857
Short-term borrowings (c)	9,174	-	-	-	9,174
Noncancelable leases (d)	78	142	120	394	734
Partnership investment commitments (e)	307	-	-	-	307
Pension obligations (f)	20	41	38	83	182
Capital expenditures (g)	94	-	-	-	94
Purchase obligations (h)	17	27	8	-	52
Total contractually obligated payments due by period	$85,443	4,141	1,234	8,027	98,845
Other commitments by expiration period:
Commitments to extend credit (i)	$28,571	21,217	-	-	49,788
Letters of credit (j)	2,759	3,419	1,849	495	8,522
Total other commitments by expiration period	$31,330	24,636	1,849	495	58,310
(a)

Includes demand, interest checking, savings, money market, other time, certificates $100,000 and over and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.

(b)

In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. See Note 13 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.

(c)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, see Note 12 of the Notes to Consolidated Financial Statements.
(d)	Includes both operating and capital leases.
(e)	Includes low-income housing, historic tax and venture capital partnership investments.
(f)	See Note 22 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(g)	Includes commitments to various general contractors for work related to banking center construction.
(h)	Represents agreements to purchase goods or services.
(i)

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.

(j)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

Fifth Third Bancorp    49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2007. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2007. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2007. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2007. This report appears on page 51 of the annual report.

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

Kevin T. Kabat	Christopher G. Marshall
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 22, 2008	February 22, 2008

50    Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Bancorp and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio
February 22, 2008

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio
February 22, 2008

Fifth Third Bancorp    51

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2007	2006	2005
Interest Income
Interest and fees on loans and leases	$5,418	5,000	3,918
Interest on securities	590	934	1,071
Interest on other short-term investments	19	21	6
Total interest income	6,027	5,955	4,995
Interest Expense
Interest on deposits	2,007	1,910	1,148
Interest on other short-term borrowings	324	402	282
Interest on long-term debt	687	770	600
Total interest expense	3,018	3,082	2,030
Net Interest Income	3,009	2,873	2,965
Provision for loan and lease losses	628	343	330
Net Interest Income After Provision for Loan and Lease Losses	2,381	2,530	2,635
Noninterest Income
Electronic payment processing revenue	826	717	622
Service charges on deposits	579	517	522
Investment advisory revenue	382	367	358
Corporate banking revenue	367	318	299
Mortgage banking net revenue	133	155	174
Other noninterest income	153	299	360
Securities gains (losses), net	21	(364)	39
Securities gains - non-qualifying hedges on mortgage servicing rights	6	3	-
Total noninterest income	2,467	2,012	2,374
Noninterest Expense
Salaries, wages and incentives	1,239	1,174	1,133
Employee benefits	278	292	283
Net occupancy expense	269	245	221
Payment processing expense	244	184	145
Technology and communications	169	141	142
Equipment expense	123	116	105
Other noninterest expense	989	763	772
Total noninterest expense	3,311	2,915	2,801
Income Before Income Taxes and Cumulative Effect	1,537	1,627	2,208
Applicable income taxes	461	443	659
Income Before Cumulative Effect	1,076	1,184	1,549
Cumulative effect of change in accounting principle, net of tax (a)	-	4	-
Net Income	$1,076	1,188	1,549
Net Income Available to Common Shareholders (b)	$1,075	1,188	1,548
Earnings Per Share	$2.00	2.14	2.79
Earnings Per Diluted Share	$1.99	2.13	2.77
(a)	Reflects a benefit of $4 million (net of $2 million of tax) for the adoption of SFAS No. 123(R) as of January 1, 2006.
(b)	Dividends on preferred stock are $.740 million for all years presented.

See Notes to Consolidated Financial Statements

52    Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2007	2006
Assets
Cash and due from banks	$2,687	2,737
Available-for-sale and other securities (a)	10,677	11,053
Held-to-maturity securities (b)	355	356
Trading securities	171	187
Other short-term investments	593	809
Loans held for sale	4,329	1,150
Portfolio loans and leases:
Commercial loans	24,813	20,831
Commercial mortgage loans	11,862	10,405
Commercial construction loans	5,561	6,168
Commercial leases	3,737	3,841
Residential mortgage loans	10,540	8,830
Home equity	11,874	12,153
Automobile loans	9,201	10,028
Credit card	1,591	1,004
Other consumer loans and leases	1,074	1,093
Portfolio loans and leases	80,253	74,353
Allowance for loan and lease losses	(937)	(771)
Portfolio loans and leases, net	79,316	73,582
Bank premises and equipment	2,223	1,940
Operating lease equipment	353	202
Goodwill	2,470	2,193
Intangible assets	147	166
Servicing rights	618	524
Other assets	7,023	5,770
Total Assets	$110,962	100,669
Liabilities
Deposits:
Demand	$14,404	14,331
Interest checking	15,254	15,993
Savings	15,635	13,181
Money market	6,521	6,584
Other time	11,440	10,987
Certificates - $100,000 and over	6,738	6,628
Foreign office	5,453	1,676
Total deposits	75,445	69,380
Federal funds purchased	4,427	1,421
Other short-term borrowings	4,747	2,796
Accrued taxes, interest and expenses	2,427	2,283
Other liabilities	1,898	2,209
Long-term debt	12,857	12,558
Total Liabilities	101,801	90,647
Shareholders’ Equity
Common stock (c)	1,295	1,295
Preferred stock (d)	9	9
Capital surplus	1,779	1,812
Retained earnings	8,413	8,317
Accumulated other comprehensive income	(126)	(179)
Treasury stock	(2,209)	(1,232)
Total Shareholders’ Equity	9,161	10,022
Total Liabilities and Shareholders’ Equity	$110,962	100,669

(a)	Amortized cost: December 31, 2007 - $10,821 and December 31, 2006 - $11,236
(b)	Market values: December 31, 2007 - $355 and December 31, 2006 - $356
(c)

Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at December 31, 2007 - 532,671,925 (excludes 51,516,339 treasury shares) and December 31, 2006 - 556,252,674 (excludes 27,174,430 treasury shares).

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

See Notes to Consolidated Financial Statements

    Fifth Third Bancorp    53

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2004	$1,295	9	1,934	7,269	(169)	(1,414)	8,924
Net income				1,549			1,549
Other comprehensive income					(244)		(244)
Comprehensive income							1,305
Cash dividends declared:
Common stock at $1.46 per share				(810)			(810)
Preferred stock				(1)			(1)
Shares acquired for treasury			97			(1,746)	(1,649)
Stock-based compensation expense			65				65
Restricted stock grants			(43)			43	-
Stock-based awards exercised, including treasury shares issued			(121)			206	85
Loans repaid related to the exercise of stock-based awards, net			11				11
Change in corporate tax benefit related to stock-based compensation			6				6
Shares issued in business combinations	11		85			1,413	1,509
Retirement of shares	(11)		(208)			219	-
Other			1				1
Balance at December 31, 2005	1,295	9	1,827	8,007	(413)	(1,279)	9,446
Net income				1,188			1,188
Other comprehensive income					288		288
Comprehensive income							1,368
Cumulative effect of change in accounting for pension and other postretirement obligations					(54)		(54)
Cash dividends declared:
Common stock at $1.58 per share				(880)			(880)
Preferred stock				(1)			(1)
Shares acquired for treasury						(82)	(82)
Stock-based compensation expense			76	1			77
Impact of cumulative effect of change in accounting principle			(6)				(6)
Restricted stock grants			(45)			45	-
Stock-based awards exercised, including treasury shares issued			(49)			84	35
Loans repaid related to the exercise of stock-based awards, net			8				8
Change in corporate tax benefit related to stock-based compensation			(1)				(1)
Other			2	2			4
Balance at December 31, 2006	1,295	9	1,812	8,317	(179)	(1,232)	10,022
Net income				1,076			1,076
Other comprehensive income					53		53
Comprehensive income							1,129
Cash dividends declared:
Common stock at $1.70 per share				(914)			(914)
Preferred stock				(1)			(1)
Shares acquired for treasury						(1,084)	(1,084)
Stock-based compensation expense			60	1			61
Impact of cumulative effect of change in accounting principle				(98)			(98)
Restricted stock grants			(59)			59	-
Stock-based awards exercised, including treasury shares issued			(39)			86	47
Loans repaid related to the exercise of stock-based awards, net			2				2
Change in corporate tax benefit related to stock-based compensation			2				2
Employee stock ownership through benefit plans				38		(38)	-
Impact of diversification of nonqualified deferred compensation plan				(8)			(8)
Other			1	2			3
Balance at December 31, 2007	$1,295	9	1,779	8,413	(126)	(2,209)	9,161

See Notes to Consolidated Financial Statements

54    Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2007	2006	2005
Operating Activities
Net Income	$1,076	1,188	1,549
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	628	343	330
Cumulative effect of change in accounting principle, net of tax	-	(4)	-
Depreciation, amortization and accretion	367	399	405
Stock-based compensation expense	61	77	65
Benefit for deferred income taxes	(178)	(21)	(16)
Realized securities gains	(16)	(44)	(46)
Realized securities gains - non-qualifying hedges on mortgage servicing rights	(6)	(3)	-
Realized securities losses	2	408	7
Net gains on sales of loans	(95)	(131)	(162)
Loans originated for sale, net of repayments	(13,125)	(8,671)	(8,683)
Proceeds from sales of loans held for sale	11,027	8,812	7,881
Decrease (increase) in trading securities	16	(70)	(40)
Decrease (increase) in other assets	108	(1,440)	(922)
Increase (decrease) in accrued taxes, interest and expenses	194	(31)	58
Excess tax benefit related to stock-based compensation	(4)	-	(16)
(Decrease) increase in other liabilities	(741)	642	355
Net Cash (Used In) Provided by Operating Activities	(686)	1,454	765
Investing Activities
Proceeds from sales of available-for-sale securities	2,071	12,568	5,912
Proceeds from calls, paydowns and maturities of available-for-sale securities	13,468	3,033	5,271
Purchases of available-for-sale securities	(15,541)	(4,676)	(7,785)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	11	38	48
Purchases of held-to-maturity securities	(11)	(5)	(181)
Decrease (increase) in other short-term investments	219	(651)	402
Net increase in loans and leases	(6,181)	(5,145)	(8,297)
Proceeds from sales of loans	745	540	1,816
(Increase) decrease in operating lease equipment	(172)	(77)	124
Purchases of bank premises and equipment	(459)	(443)	(437)
Proceeds from disposal of bank premises and equipment	46	60	56
Net cash (paid) acquired in business combination	(230)	(5)	242
Net Cash (Used In) Provided by Investing Activities	(6,034)	5,237	(2,829)
Financing Activities
Increase in core deposits	2,225	1,467	3,874
Increase in certificates - $100,000 and over, including other foreign office	2,101	479	1,491
Increase (decrease) in federal funds purchased	3,006	(3,902)	130
Decrease in short-term bank notes	-	-	(775)
Increase (decrease) in other short-term borrowings	1,951	(1,462)	(687)
Proceeds from issuance of long-term debt	4,801	3,731	4,665
Repayment of long-term debt	(5,494)	(6,441)	(3,782)
Payment of cash dividends	(898)	(867)	(794)
Exercise of stock-based awards, net	49	43	96
Purchases of treasury stock	(1,084)	(82)	(1,649)
Excess tax benefit related to stock-based compensation	4	-	16
Other	9	2	(4)
Net Cash Provided by (Used In) Financing Activities	6,670	(7,032)	2,581
(Decrease) Increase in Cash and Due from Banks	(50)	(341)	517
Cash and Due from Banks at Beginning of Year	2,737	3,078	2,561
Cash and Due from Banks at End of Year	$2,687	2,737	3,078
Cash Payments
Interest	$2,996	3,051	1,952
Income taxes	535	489	676
Supplemental Cash Flow Information
Transfer from portfolio loans to loans held for sale, net	1,200	(138)	(16)
Business Acquisitions:
Fair value of tangible assets acquired (noncash)	2,446	6	5,149
Goodwill and identifiable intangible assets acquired	297	17	1,297
Liabilities assumed and note issued	(2,513)	(18)	(5,179)
Stock options	-	-	(63)
Common stock issued	-	-	(1,446)

See Notes to Consolidated Financial Statements

    Fifth Third Bancorp    55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Fifth Third Bancorp (“Bancorp”), an Ohio corporation, conducts its principal lending, deposit gathering, transaction processing and service advisory activities through its banking and non-banking subsidiaries from banking centers located throughout the Midwestern and Southeastern regions of the United States.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and variable interest entities in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Bancorp does not possess and cannot exert significant influence or control, are accounted for by the equity method and not consolidated; those in which there is less than 20% ownership are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity and are classified as held-to-maturity are reported at amortized cost. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income and other noninterest income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and management’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statements of Income.

Loans and Leases

Interest income on loans and leases is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection. Consumer loans and revolving lines of credit for equity lines that have principal and interest payments that have become past due one hundred and twenty days and residential mortgage loans and credit cards that have principal and interest payments that have become past due one hundred and eighty days are charged off to the allowance for loan and lease losses. Commercial loans are subject to individual review to identify charge-offs. Refer to the Allowance for Loan and Lease Losses below for further discussion.

Loan and lease origination and commitment fees and direct loan and lease origination costs are deferred and the net amount is amortized over the estimated life of the related loans, leases or commitments as a yield adjustment.

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

Conforming fixed residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. Residential mortgage loans held for sale are valued at the lower of aggregate cost or fair value. Additionally, the carrying value of loans held for sale designated as the hedged item in a fair value hedge transaction are adjusted for changes in their fair value over the term of the hedging relationship. Fair value is based on the contract price at which the mortgage loans will be sold. The Bancorp generally has commitments to sell residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue upon delivery.

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

56    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the appropriate level of the allowance, the Bancorp estimates losses using a range derived from “base” and “conservative” estimates.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to commercial loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grades. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

Homogenous loans and leases, such as consumer installment and residential mortgage loans, are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

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

Loans acquired by the Bancorp through a purchase business combination are evaluated for possible credit impairment. Reduction to the carrying value of the acquired loans as a result of credit impairment is recorded as an adjustment to goodwill. The Bancorp does not carry over the acquired company’s allowance for loan and lease losses, nor does the Bancorp add to its existing allowance for the acquired loans as part of purchase accounting.

The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the United States. When evaluating the adequacy of allowances, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Bancorp’s customers.

In the current year, the Bancorp has not substantively changed any material aspect to its overall approach in the determination of allowance for loan and lease losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.

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

Loan Sales and Securitizations

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may obtain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and in some cases, a cash reserve account, all of which are considered interests that continue to be held by the Bancorp in the securitized or sold loans. Gain or loss on sale or securitization of the loans depends in part on the previous carrying amount of the financial assets sold or securitized. At the date of transfer, obtained servicing rights are recorded at fair value and the remaining carrying value of the transferred financial assets is allocated between the assets sold and remaining interests that continue to be held by the Bancorp based on their relative fair values at the date of sale or securitization. To obtain fair values, quoted market prices are used, if available. If quotes are not available for interests that continue to be held by the Bancorp, the Bancorp calculates fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions, including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of noninterest income in the Consolidated Statements of Income. Interests that continue to be held by the Bancorp from securitized or sold loans, excluding servicing rights, are carried at fair value. Adjustments to fair value for interests that continue to be held by the Bancorp classified as available-for-sale securities are included in accumulated other comprehensive income or in noninterest income in the Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Adjustments to fair value for interests that continue to be held by the Bancorp classified as trading securities are recorded within noninterest income in the Consolidated Statements of Income.

Servicing rights resulting from residential mortgage and commercial loan sales are amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue and corporate banking revenue, respectively, in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying loans, the weighted-average life of the loans, the discount rate and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type and interest rates. Fees received

    Fifth Third Bancorp    57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As of January 1, 2007, the Bancorp adopted FIN 48; see New Accounting Pronouncements for the impact of adopting this interpretation. As described in greater detail in Note 15, the Internal Revenue Service is currently challenging the Bancorp’s tax treatment of certain leasing transactions. For additional information on income taxes, see Note 21.

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

The Bancorp recognizes revenue from its electronic payment processing services on an accrual basis as such services are performed, recording revenues net of certain costs (primarily interchange and assessment fees charged by credit card associations) not controlled by the Bancorp.

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Bancorp records these BOLI policies within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in noninterest income in the Consolidated Statements of Income.

Other intangible assets consist of core deposits, customer lists, non-competition agreements and cardholder relationships. Other intangibles are amortized on either a straight-line or an accelerated basis over their useful lives. The Bancorp reviews other intangible assets for impairment whenever events or

58    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes in circumstances indicate that carrying amounts may not be recoverable.

Goodwill acquired as a result of a business combination is not amortized and is tested for impairment on a yearly basis or more frequently when events or changes in circumstances indicate that carrying amounts may not be recoverable.

Acquisitions of treasury stock are carried at cost. Reissuance of shares in treasury for acquisitions, exercises of stock-based awards or other corporate purposes is recorded based on the specific identification method.

Advertising costs are generally expensed as incurred.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement was effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year beginning after September 15, 2005. On January 1, 2006, the Bancorp elected to adopt this Statement using the modified retrospective application. Adoption of this Statement had three impacts on the Bancorp’s Consolidated Financial Statements: i) the recognition of a benefit for the cumulative effect of change in accounting principle of approximately $4 million (net of $2 million of tax) during the first quarter of 2006 due to the recognition of an estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding, ii) the reclassification in the Consolidated Statements of Cash Flows of net cash provided related to the excess corporate tax benefit received on stock-based compensation, previously recorded in the operating activities section, to the financing activities section and iii) the recognition of approximately $9 million of incremental salaries, wages and incentives expense in the second quarter of 2006 related to the issuance in April 2006 of stock-based awards to retirement-eligible employees. The adoption of this Statement did not have an impact on basic or diluted earnings per share. For further information on stock-based compensation, see Note 19.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125,” as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this Statement on January 1, 2007 did not have a material effect on the Bancorp’s Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends SFAS No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits the Bancorp to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This Statement was effective as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption of this Statement on January 1, 2007, the Bancorp elected to continue to report all classes of servicing assets and liabilities at amortized cost subsequent to initial recognition at fair value. The adoption of this Statement did not have a material effect on the Bancorp’s Consolidated Financial Statements.

In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. If during the lease term the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. In the year of adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item where leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” issued in July 2006.

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

    Fifth Third Bancorp    59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. In May 2007, the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB FIN 48.” FSP No. FIN 48-1 amends FIN 48 to provide guidance on determining whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits. The concept of “effectively settled” replaces the concept of “ultimately settled” originally issued in FIN 48. The tax position can be considered “effectively settled” upon completion of an examination by the taxing authority if the entity does not plan to appeal or litigate any aspect of the tax position and it is remote that the taxing authority would examine any aspect of the tax position. For effectively settled tax positions, the full amount of the tax benefit can be recognized. The guidance in FSP No. FIN 48-1 was effective upon initial adoption of FIN 48. FIN 48 was effective for fiscal years beginning after December 15, 2006. Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this Interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement on January 1, 2008 will not have a material effect on the Bancorp’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement amends the current accounting for pensions and postretirement benefits by requiring an entity to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. This Statement also requires recognition, as a component of other comprehensive income (net of tax), of the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 and SFAS No. 106. Additionally, this Statement requires an entity to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The Bancorp adopted this Statement on December 31, 2006. The effect of this Statement was to recognize $59 million, after-tax, of net actuarial losses and prior service cost as a reduction to accumulated other comprehensive income.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. This Statement is effective for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date with the effect of the first remeasurement to fair value reported as a cumulative-effect adjustment to the opening balance of retained earnings. On January 1, 2008, upon adoption of this Statement, the Bancorp will elect to prospectively measure at fair value, residential mortgage loans originated on or after January 1, 2008 that have a designation as held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption on this statement will impact the accounting and reporting of acquisitions after January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.” This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be

60    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Bancorp is currently in the process of evaluating the impact of adopting this Statement on the Bancorp’s Consolidated Financial Statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This Issue was effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Bancorp will prospectively apply this Issue to applicable dividends declared on or after January 1, 2008.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” This SAB supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments”, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands the SAB No. 105 view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. This SAB was effective for fiscal quarters beginning after December 15, 2007. The Bancorp will adopt SAB 109 for any loan commitments issued or modified on or after January 1, 2008.

2. BUSINESS COMBINATIONS

On November 2, 2007, the Bancorp acquired 100% of the outstanding stock in R-G Crown Bank, FSB from R&G Financial Corporation. Crown operated 30 branches in Florida and three in Augusta, Georgia. The acquisition strengthened the Bancorp’s presence in the Greater Orlando and Tampa Bay markets and also expanded its footprint into the Jacksonville and Augusta, Georgia markets.

Under the terms of the transaction, the Bancorp paid $259 million to R&G Financial and assumed $50 million of trust preferred securities. Additionally, Fifth Third Financial paid approximately $16 million to R-G Crown Real Estate, LLC to acquire land leased by Crown for certain branches. The assets and liabilities of Crown were recorded on the Bancorp’s Consolidated Balance Sheets at their respective fair values as of the closing date. The results of Crown’s operations were included in the Bancorp’s Consolidated Statements of Income from the date of acquisition. In addition, the Bancorp realized charges against its earnings for Crown acquisition-related expenses of $7 million in 2007. The acquisition-related expenses consisted primarily of marketing, consulting, travel, and other costs associated with system conversions.

The transaction resulted in total intangible assets of $297 million based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $19 million was allocated to core deposit intangibles and the remaining $278 million was recorded as goodwill.

On August 16 2007, the Bancorp and First Charter Corporation, a full service financial institution which operates 57 branches in North Carolina and two in suburban Atlanta, announced that they entered into a definitive agreement under which the Bancorp will acquire 100% of the outstanding stock in First Charter. Under the definitive agreement, the Bancorp will pay $31.00 per First Charter share, or approximately $1.09 billion. Consideration will be paid in the form of 70% Fifth Third Bancorp common stock and 30% cash. The Bancorp is currently planning to close this transaction in the second quarter of 2008, subject to receipt of regulatory approval from the Federal Reserve.

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

The assets and liabilities of First National were recorded on the Bancorp’s Consolidated Balance Sheets at their respective fair values as of the closing date. The results of First National’s operations were included in the Bancorp’s Consolidated Statements of Income from the date of acquisition. In addition, the Bancorp realized charges against its earnings for acquisition-related expenses of $8 million during 2005. The acquisition-related expenses consisted primarily of travel and relocation costs, printing, closure of duplicate facilities, supplies and other costs associated with system conversions.

The transaction resulted in total intangible assets of $1.3 billion based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $85 million was allocated to core deposit intangibles, $7 million was allocated to customer lists and $13 million was allocated to noncompete agreements. The remaining $1.2 billion was recorded as goodwill.

The pro forma effect of the financial results of Crown and First National included in the results of operations subsequent to the date of acquisition were not material to the Bancorp’s financial condition and operating results for the periods presented.

Fifth Third Bancorp    61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES

The following table provides a breakdown of the securities portfolio as of December 31:

	2007				2006
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$3	-	-	3	1,396	-	-	1,396
U.S. Government sponsored agencies	160	1	(1)	160	100	-	(5)	95
Obligations of states and political subdivisions	490	6	-	496	603	11	-	614
Agency mortgage-backed securities	8,738	24	(153)	8,609	7,999	10	(193)	7,816
Other bonds, notes and debentures	385	1	(10)	376	172	1	(2)	171
Other securities(a)	1,045	7	(19)	1,033	966	3	(8)	961
Total	$10,821	39	(183)	10,677	11,236	25	(208)	11,053
Held-to-maturity:
Obligations of states and political subdivisions	$351	-	-	351	345	-	-	345
Other debt securities	4	-	-	4	11	-	-	11
Total	$355	-	-	355	356	-	-	356
(a)

Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $523 million and $199 million at December 31, 2007, respectively, and $527 million and $187 million at December 31, 2006, respectively, that are carried at cost, FHLMC preferred stock holdings, certain mutual fund holdings and equity security holdings.

The amortized cost and approximate fair value of securities at December 31, 2007, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties. In

2007, 2006, and 2005, gross realized securities gains were $28 million, $48 million, and $46 million, respectively, while gross realized securities losses were $1 million, $408 million, and $7 million, respectively.

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Under 1 year	$120	120	3	3
1-5 years	323	326	63	63
5-10 years	591	591	259	259
Over 10 years	8,742	8,607	30	30
Other securities	1,045	1,033	-	-
Total	$10,821	10,677	355	355

The following table provides the fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2007
U.S. Treasury and Government agencies	$1	-	1	-	2	-
U.S. Government sponsored agencies	99	(1)	-	-	99	(1)
Obligations of states and political subdivisions	6	-	1	-	7	-
Agency mortgage-backed securities	2,279	(25)	3,730	(128)	6,009	(153)
Other bonds, notes and debentures	279	(9)	6	(1)	285	(10)
Other securities	57	(7)	27	(12)	84	(19)
Total	$2,721	(42)	3,765	(141)	6,486	(183)
2006
U.S. Treasury and Government agencies	$747	-	1	-	748	-
U.S. Government sponsored agencies	-	-	95	(5)	95	(5)
Obligations of states and political subdivisions	3	-	4	-	7	-
Agency mortgage-backed securities	853	(3)	5,383	(190)	6,236	(193)
Other bonds, notes and debentures	10	-	119	(2)	129	(2)
Other securities	8	(2)	41	(6)	49	(8)
Total	$1,621	(5)	5,643	(203)	7,264	(208)

The Bancorp completed balance sheet actions during the fourth quarter of 2006, which included the sale of $11.3 billion in available-for-sale securities with a weighted-average yield of 4.30% in addition to the reinvestment of approximately $2.8 billion in available-for-sale securities that are more efficient when used as collateral for pledging purposes. These actions were taken to improve the asset/liability profile of the Bancorp and reduce the size of the Bancorp’s available-for-sale securities portfolio to a size that was more consistent with its liquidity, collateral and interest rate risk management requirements; improve the composition of the balance sheet with a lower concentration in fixed-rate assets; lower wholesale borrowings to reduce leverage; and better position the Bancorp for an uncertain economic and interest rate environment.

At December 31, 2007, 85% of the unrealized losses in the available-for-sale securities portfolio were comprised of debt securities issued by the U.S. Government sponsored agencies and agency mortgage-backed securities. The Bancorp believes the price

62    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

movements in these securities are dependent upon movements in market interest rates. At December 31, 2007, four percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities.

At December 31, 2007 and 2006, securities with a fair value of $8.8 billion and $7.7 billion, respectively, were pledged to secure borrowings, public deposits, trust funds and for other purposes as required or permitted by law.

Unrealized gains and losses on trading securities held at December 31, 2007 and 2006 were not material to the Consolidated Financial Statements.

4. LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the total loans and leases classified by primary purpose as of December 31:

($ in millions)	2007	2006
Loans and leases held for sale:
Commercial loans	$1,266	-
Commercial mortgage loans	105	-
Residential mortgage loans	893	1,075
Home equity	-	1
Automobile loans	1,982	-
Other consumer loans and leases	83	74
Total loans and leases held for sale	$4,329	1,150
Portfolio loans and leases (a):
Commercial loans	$24,813	20,831
Commercial mortgage loans	11,862	10,405
Commercial construction loans	5,561	6,168
Commercial leases	3,737	3,841
Total commercial loans and leases	45,973	41,245
Residential mortgage loans	10,540	8,830
Home equity	11,874	12,153
Automobile loans	9,201	10,028
Credit card	1,591	1,004
Other consumer loans and leases	1,074	1,093
Total consumer loans and leases	34,280	33,108
Total portfolio loans and leases	$80,253	74,353

(a) At December 31, 2007 and 2006, deposit overdrafts of $78 million and $43 million, respectively, were included in portfolio loans.

Total portfolio loans and leases were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $1.3 billion and $876 million as of December 31, 2007 and 2006, respectively. The following is a summary of the gross investment in lease financing at December 31:

($ in millions)	2007	2006
Direct financing leases	$3,407	3,640
Leveraged leases	2,452	2,520
Total	$5,859	6,160

The components of the investment in lease financing at December 31:

($ in millions)	2007	2006
Rentals receivable, net of principal and interest on nonrecourse debt	$4,438	4,479
Estimated residual value of leased assets	1,397	1,652
Initial direct cost, net of amortization	24	29
Gross investment in lease financing	5,859	6,160
Unearned income	(1,325)	(1,245)
Net investment in lease financing	$4,534	4,915

At December 31, 2007, the minimum future lease payments receivable for each of the years 2008 through 2012 were $1.1 billion, $1.0 billion, $.9 billion, $.6 billion and $.5 billion, respectively.

Transactions in the allowance for loan and lease losses for the years ended December 31:

($ in millions)	2007	2006	2005
Balance at January 1	$771	744	713
Losses charged off	(544)	(408)	(373)
Recoveries of losses previously charged off	82	92	74
Provision for loan and lease losses	628	343	330
Balance at December 31	$937	771	744

As of December 31, 2007, impaired loans under SFAS No. 114 (not including loans acquired and accounted for under Statement of Position 03-3) with a valuation allowance totaled $306 million and impaired loans without a valuation allowance totaled $188 million. The total valuation allowance on the impaired loans at December 31, 2007 was $118 million. As of December 31, 2006, impaired loans with a valuation allowance totaled $193 million and impaired loans without a valuation allowance totaled $100 million. The total valuation allowance on the impaired loans at December 31, 2006 was $59 million. Average impaired loans, net of valuation allowances, were $280 million in 2007, $209 million in 2006 and $169 million in 2005. Cash basis interest income recognized on those loans during each of the years was immaterial.

At December 31, 2007 and 2006, total nonperforming assets were $1.1 billion and $455 million, respectively, and total loans and leases 90 days past due were $491 million and $210 million, respectively.

    Fifth Third Bancorp    63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS ACQUIRED IN A TRANSFER

In 2007, the Bancorp acquired certain loans, primarily related to the Crown acquisition, for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loans were evaluated either individually or segregated into pools based on common risk characteristics and accounted for under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans within its scope to be recorded at fair value and prohibits carrying over valuation allowances when applying purchase accounting. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of SOP 03-3. Prepayment assumptions were applied to contractually required payments at acquisition of each loan.

As of December 31, 2007, the outstanding balance and carrying amount of those loans accounted for under SOP 03-3 were as follows:

($ in millions)	2007
Commercial	$94
Consumer	135
Outstanding balance	$229
Carrying amount	$101

At the acquisition date, the Bancorp determines the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the basis in acquired loans is accreted into interest income over the remaining life of the loan or pool of loans. A summary of activity is provided below.

($ in millions)	Accretable Yield
Balance as of December 31, 2006	$-
Additions	8
Accretion	(2)
Reclassifications from (to) nonaccretable yield	-
Balance as of December 31, 2007	$6

Loans acquired during 2007, for which it was probable at acquisition that all contractually required payments would not be collected, are summarized below. No such loans were acquired in 2006.

($ in millions)	2007
Contractually required payments receivable at acquisition:
Commercial	$99
Consumer	136
Total	$235
Cash flows expected to be collected at acquisition	$113
Fair value of acquired loans at acquisition	105

6. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2007	2006
Land and improvements		$620	487
Buildings	10 to 50 yrs.	1,383	1,218
Equipment	3 to 20 yrs.	1,210	1,121
Leasehold improvements	3 to 40 yrs.	320	270
Construction in progress		113	137
Accumulated depreciation and amortization		(1,423)	(1,293)
Total		$2,223	1,940

Depreciation and amortization expense related to bank premises and equipment was $205 million in 2007, $187 million in 2006 and $161 million in 2005.

Occupancy expense for cancelable and noncancelable leases was $85 million for 2007, $78 million for 2006 and $68 million for 2005. Occupancy expense has been reduced by rental income from leased premises of $12 million in 2007, 2006 and 2005.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements with respect to bank premises and equipment. The minimum annual rental commitments under noncancelable lease agreements for land and buildings at December 31, 2007, exclusive of income taxes and other charges, are $78 million in 2008, $74 million in 2009, $68 million in 2010, $62 million in 2011, $58 million in 2012 and $394 million in 2013 and subsequent years.

7. GOODWILL

Changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2007 and 2006 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2005	$871	798	182	127	191	2,169
Acquisition activity	-	(1)	-	-	14	13
Reclassification	-	-	-	11	-	11
Balance as of December 31, 2006	871	797	182	138	205	2,193
Acquisition activity	124	153	-	-	-	277
Balance as of December 31, 2007	$995	950	182	138	205	2,470

The Bancorp completed its most recent annual goodwill impairment test as of September 30, 2007 and determined that no impairment exists. In the table above, acquisition activity includes acquisitions in the respective period plus purchase accounting adjustments related to previous acquisitions.

During 2007, the Bancorp acquired Crown, which resulted in the recognition of $278 million in goodwill, of this amount

$267 million is expected to be deductible for tax purposes. The Branch Banking segment also included a $1 million reduction in goodwill from a previous acquisition. During 2006, the Bancorp acquired a credit card processing company. The acquisition resulted in the recognition of $14 million of goodwill and did not have a material impact on the financial results of the Bancorp. Additionally, during 2006, $11 million of goodwill was reclassified from other intangible assets.

64    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INTANGIBLE ASSETS

Intangible assets consist of servicing rights, core deposits, customer lists, non-competition agreements and cardholder relationships. Intangibles, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at December 31, 2007 of 3.3 years. For further information on servicing rights, see Note 9. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2007:
Mortgage servicing rights	$1,417	(755)	(49)	613
Other consumer and commercial servicing rights	24	(19)	-	5
Core deposits	430	(302)	-	128
Other	44	(25)	-	19
Total intangible assets	$1,915	(1,101)	(49)	765
As of December 31, 2006:
Mortgage servicing rights	$1,210	(664)	(27)	519
Other consumer and commercial servicing rights	23	(18)	-	5
Core deposits	417	(276)	-	141
Other	43	(18)	-	25
Total intangible assets	$1,693	(976)	(27)	690

As of December 31, 2007, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for 2007 and 2006 was $135 million and $116 million, respectively.

Estimated amortization expense, including servicing rights, is $145 million in 2008, $135 million in 2009, $114 million in 2010, $85 million in 2011 and $70 million in 2012.

9. SALES OF RECEIVABLES AND SERVICING RIGHTS

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2007 and 2006. In those sales, the Bancorp obtained servicing responsibilities. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates. For the years ended December 31, 2007 and 2006, the Bancorp recognized pretax gains of $67 million and $68 million, respectively, on the sales of $10.1 billion and $7.1 billion, respectively, of residential mortgage loans. Additionally, the Bancorp recognized $145 million and $121 million in servicing fees on residential mortgages for the years ended December 31, 2007 and 2006. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Consolidated Statements of Income.

During 2007 and 2006, the Bancorp sold student loans and certain commercial loans and obtained servicing responsibilities. At December 31, 2007 and 2006, the value of the servicing asset and subordinated interest related to these sales was immaterial to the Bancorp’s Consolidated Financial Statements.

Initial carrying values of servicing rights recognized during 2007 and 2006 were $205 million and $135 million, respectively. As of December 31, 2007 and 2006, the key economic assumptions used in measuring the servicing rights were as follows:

		2007				2006
	Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.4	12.9%	9.6%	N/A	6.8	13.7%	10.4%	N/A
Servicing assets	Adjustable	3.4	29.4	12.9	N/A	2.7	38.6	11.7	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial. At December 31, 2007 and 2006, the Bancorp serviced $34.5 billion and $28.7 billion of residential mortgage loans for other investors.

The value of servicing assets is subject to credit, prepayment and interest rate risks on the sold financial assets. At December 31, 2007, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

			Weighted- Average Life (in years)	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
		Fair Value		Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
($ in millions)	Rate				20%	10%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$565	5.9	12.1%	$26	$49	9.7%	$20	$39	-%	$-	$-
Servicing assets	Adjustable	50	3.1	26.5	3	7	12.4	2	3	-	-	-

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also the effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

    Fifth Third Bancorp    65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects changes in the servicing asset related to residential mortgage loans for the years ended December 31:

($ in millions)	2007	2006
Carrying amount as of the beginning of period	$546	479
Servicing obligations that result from transfer of residential mortgage loans	207	135
Amortization	(91)	(68)
Carrying amount before valuation allowance	$662	546
Valuation allowance for servicing assets:
Beginning balance	(27)	(46)
Servicing valuation impairment recovery	(22)	19
Ending balance	(49)	(27)
Carrying amount as of the end of the period	$613	519

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, are reported as a component of mortgage banking net revenue in the Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities (primarily principal-only strips). The interest income, mark-to-market adjustments and gain or loss on sales activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The Bancorp recognized a net gain of $29 million during 2007 and a net loss of $6 million during 2006 related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of December 31, 2007 and 2006, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $70 million and $14 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $16 million and $5 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $4.3 billion and $2.9 billion as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the Bancorp recognized a gain of $6 million and $3 million, respectively, related to the sale of securities used to economically hedge MSRs. As of December 31, 2007 and 2006, the available-for-sale securities portfolio included $205 million and $176 million, respectively, of securities related to the non-qualifying hedging strategy.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the years ended December 31, 2007 and 2006:

($ in millions)	2007	2006
Fixed rate residential mortgage loans:
Fair value at beginning of period	$483	413
Fair value at end of period	565	483
Adjustable rate residential mortgage loans:
Fair value at beginning of period	45	45
Fair value at end of period	50	45

During 2007 and 2006, the Bancorp transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The Bancorp obtains servicing responsibilities and receives monthly servicing fees. As of December 31, 2007 and 2006, the Bancorp had $3.0 billion and $3.4 billion, respectively, of outstanding loans with a weighted-average remaining maturity of 2.3 years and 2.7 years, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. These commercial loans are transferred at par with no gain or loss recognized. For the year ended December 31, 2007, the Bancorp collected $1.1 billion in cash proceeds from loan transfers and $30 million in fees from the QSPE. For the year ended December 31, 2006, the Bancorp collected $1.6 billion in cash proceeds from loan transfers and $30 million in fees from the QSPE.

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in the unconsolidated QSPE for the years ended December 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2007	2006	2007	2006	2007	2006
Commercial loans	$29,052	24,217	43	38	109	107
Commercial mortgage	11,967	10,405	73	17	44	24
Commercial construction loans	5,561	6,168	67	6	29	8
Commercial leases	3,737	3,841	5	2	-	(1)
Residential mortgage loans	11,454	9,942	187	69	43	22
Home equity loans	12,162	12,527	74	56	99	58
Automobile loans	11,183	10,174	13	8	86	58
Other consumer loans and leases	2,749	2,171	32	17	54	43
Total loans and leases managed and securitized (a)	$87,865	79,445	494	213	464	319
Less:
Loans securitized	$310	556
Loans in unconsolidated QSPE	2,973	3,386
Loans held for sale	4,329	1,150
Total portfolio loans and leases	$80,253	74,353
(a)	Excluding securitized assets that the Bancorp continues to service but with which it has no other continuing involvement.

66    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DERIVATIVES

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

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the years ended December 31, 2007 and 2006, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt is reported within interest expense in the Consolidated Statements of Income. For the years ended December 31, 2007 and 2006, the Bancorp recognized a net gain of $3 million and a net loss of less than $1 million, respectively, attributable to the ineffectiveness on interest rate swaps hedging long-term debt.

During 2006, the Bancorp terminated interest rate swaps designated as fair value hedges and, in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination will be amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the years ended December 31, 2007 and 2006, $11 million and $14 million in net deferred losses, net of tax, on the terminated fair value hedges were amortized into interest expense, respectively.

The Bancorp also enters into forward contracts to hedge its residential mortgage loans held for sale. The hedged mortgage loans held for sale are grouped into portfolios of loans with similar risk exposure. For the years ended December 31, 2007 and 2006, the Bancorp recognized net losses of $11 million and $5 million, respectively, attributable to the ineffectiveness of the hedging relationships related to residential mortgage loans held for sale. The ineffectiveness of these forward contracts is reported within noninterest income in the Bancorp’s Consolidated Statements of Income. Those forward contracts that do not meet the criteria for fair value hedge accounting are accounted for as free-standing derivatives.

The following table reflects the notional amount and fair value of all fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2007		2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$3,000	$67	-	-
Forward contracts related to mortgage loans held for sale	183	1	653	4
Total included in other assets		$68		4
Included in other liabilities:
Interest rate swaps related to debt	$775	$21	2,575	95
Forward contracts related to mortgage loans held for sale	511	4	419	2
Total included in other liabilities		$25		97

Fifth Third Bancorp    67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2007, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. For the year ended December 31, 2007, the Bancorp recognized a net gain of less than $1 million attributable to cash flow hedge ineffectiveness. During the fourth quarter of 2007, the Bancorp terminated certain interest rate swaps designated as cash flow hedges. In conjunction with this termination, the Bancorp reclassified $22 million of losses into earnings as it was determined that the original forecasted transaction was no longer probable of occurring by the end of the originally specified time period or within the additional period of time as defined in SFAS

No. 133. These losses were reported within other noninterest income in the Consolidated Statements of Income.

As of December 31, 2007, $25 million of deferred gains on cash flow derivatives are recorded in accumulated other comprehensive income. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings and are included in the line item in which the hedged item's effect in earnings is recorded. As of December 31, 2007, $3 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

In prior periods, the Bancorp terminated certain derivatives qualifying as cash flow hedges. The deferred gains or losses of those terminated instruments, net of tax, were included in accumulated other comprehensive income and amortized over the designated hedging periods. As of December 31, 2006, less than $1 million of deferred losses, net of tax, related to terminated cash flow hedges were recorded in accumulated other comprehensive income.

The following table reflects the notional amount and market value of all cash flow hedges included in the Consolidated Balance Sheets as of December 31:

	2007		2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate floors related to commercial loans	$1,500	$107	-	-
Interest rate caps related to debt	1,750	11	-	-
Total included in other assets		$118		-
Included in other liabilities:
Interest rate swaps related to consumer loans	$1,000	$11	-	-
Total included in other liabilities		$11		-

Free-Standing Derivative Instruments

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations, commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue in the Consolidated Statements of Income.

In 2007, the Bancorp began offering its customers an equity-linked certificate of deposit that has a return linked to equity indices. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp enters into an offsetting derivative contract to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and derivative contract entered into by the Bancorp are recorded as free-standing derivatives and recorded at fair value with offsetting gains and losses recognized in the Consolidated Statements of Income.

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts. The Bancorp does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment. Revaluation gains and losses on such foreign currency derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income, as are revaluation gains and losses on foreign denominated loans.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, swaptions, floors, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The Bancorp enters into forward swaps to economically hedge the change in fair value of certain commercial mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on commercial and residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking

68    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

activity are recorded as a component of mortgage banking net revenue in the Consolidated Statements of Income.

Additionally, the Bancorp occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. The gains and losses on these derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income.

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments for the years ended December 31 are summarized in the table below:

($ in millions)	2007	2006	2005
Foreign exchange contracts	$60	53	52
Commodity contracts for customers	2	-	-
Interest rate lock commitments	3	(2)	1
Derivative instruments related to held for sale mortgages	(14)	7	(2)
Derivative instruments related to MSR portfolio	23	(9)	(23)
Derivative instruments related to foreign currency risk	(19)	3	-
Derivative instruments related to interest rate risk	(1)	(20)	3

The following table reflects the fair value of all free-standing derivatives included in the Consolidated Balance Sheets as of December 31:

	2007		2006
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Foreign exchange contracts for customers	$7,132	$255	5,064	164
Interest rate contracts for customers	12,265	391	8,174	110
Commodity contracts for customers	167	28	68	4
Derivative instruments related to equity-linked CD	50	5	-	-
Interest rate lock commitments	656	3	389	2
Derivative instruments related to held for sale mortgages	229	1	243	1
Derivative instruments related to MSR portfolio	3,062	70	2,335	14
Derivative instruments related to foreign currency risk	-	-	68	1
Derivative instruments related to interest rate risk	1	-	213	9
Total included in other assets		$753		305
Included in other liabilities:
Foreign exchange contracts for customers	$6,642	$234	4,783	149
Interest rate contracts for customers	12,430	391	8,398	110
Commodity contracts for customers	163	22	62	4
Derivative instruments related to equity-linked CD	50	5	-	-
Interest rate lock commitments	253	1	750	3
Derivative instruments related to held for sale mortgages	588	9	103	1
Derivative instruments related to MSR portfolio	1,280	16	583	5
Derivative instruments related to foreign currency risk	153	1	-	-
Derivative instruments related to interest rate risk	-	-	7	-
Total included in other liabilities		$679		272

The following table summarizes the Bancorp’s derivative instrument positions (excluding $39.8 billion in notional amount from the customer accommodation program) at December 31, 2007:

($ in millions)	Notional Amount	Weighted-Average Remaining Maturity (in months)	Average Receive Rate	Average Pay Rate
Interest rate swaps related to debt:
Receive fixed/pay floating	$3,775	247	5.44%	5.35%
Mortgage lending commitments:
Forward contracts on residential mortgage loans held for sale	1,415	1
Forward contracts on commercial mortgage loans held for sale	96	98
Mortgage servicing rights portfolio:
Interest rate swaps – Receive fixed/pay floating	1,012	88	5.44	5.09
Interest rate swaps – Receive floating/pay fixed	1,280	47	4.95	4.72
Interest rate swaptions – Pay fixed	1,375	2		5.48
Interest rate swaptions – Receive fixed	675	9	4.31
Aggregate balance sheet risk:
Interest rate floors	1,500	64
Interest rate caps	1,750	42
Forward swaps related to consumer loans	1,000	23
Foreign currency forward contracts	153	2
Interest rate futures/forwards	1	14
Total	$14,032

Fifth Third Bancorp    69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2007	2006
Accounts receivable and drafts-in-process	$1,892	$1,446
Bank owned life insurance	1,832	1,949
Partnership investments	958	698
Derivative instruments	939	309
Accrued interest receivable	564	533
Other real estate owned	159	90
Prepaid pension and other expenses	116	119
Other	563	626
Total	$7,023	$5,770

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. Therefore, the Bancorp’s BOLI policies are intended to be long-term investments to provide funding for future payment of long-term liabilities. The Bancorp records these BOLI policies within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in noninterest income in the Consolidated Statements of Income.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During the second half of 2007, the value of the investments underlying one of the Bancorp’s BOLI policies declined significantly due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the decline in the cash surrender value to exceed the protection provided by the stable value agreement.

As a result of exceeding the cash surrender value protection, the Bancorp recorded a $177 million charge during the fourth quarter of 2007 to reflect the cash surrender value related to this policy. The cash surrender value of this BOLI policy was $505 million at December 31, 2007. In 2008, the cash surrender value of this policy may increase or decrease further depending on market conditions related to the underlying investments.

At December 31, 2007, the cash surrender value protection had not been exceeded for any other BOLI policies.

12. SHORT-TERM BORROWINGS

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

	2007		2006		2005
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$4,427	3.29%	$1,421	5.26%	$5,323	3.93%
Other short-term borrowings	4,747	3.90	2,796	4.04	4,246	2.94
Average for the years ended December 31:
Federal funds purchased	$3,646	5.04%	$4,148	5.02%	$4,225	3.26%
Short-term bank notes	-	-	-	-	248	2.60
Other short-term borrowings	3,244	4.32	4,522	4.28	5,038	2.74
Maximum month-end balance:
Federal funds purchased	$5,130		$5,434		$6,378
Short-term bank notes	-		-		775
Other short-term borrowings	5,381		6,287		6,531

70    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. LONG-TERM DEBT

A summary of long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2007	2006
Parent Company
Senior:
Extendable notes	2008 -2009	4.91%	$1,745	1,748
Subordinated(b):
Fixed-rate notes	2017	5.45%	510	492
Fixed-rate notes	2018	4.50%	485	459
Floating-rate notes	2016	5.35%	250	250
Junior subordinated:
Fixed-rate debentures (b)	2027	8.14%	-	217
Floating-rate notes (a)	2067	7.25%	876	-
Floating-rate notes (a)	2067	6.50%	750	-
Floating-rate notes (a)	2067	7.25%	601	-
Subsidiaries
Senior:
Fixed-rate bank notes	2008 -2019	2.87% -5.20%	1,640	2,006
Floating-rate bank notes	2013	5.02%	500	500
Extendable bank notes	2009 -2014	4.66% -5.05%	1,200	1,200
Subordinated(b):
Fixed-rate bank notes	2015	4.75%	513	492
Junior subordinated(a):
Floating-rate bank notes	2032 -2033	8.09%-8.78%	52	-
Floating-rate debentures	2027		-	103
Floating-rate debentures	2033 -2034	7.73% -7.78%	67	67
Mandatorily redeemable securities (a)	2031		-	647
Federal Home Loan Bank advances	2008 -2037	0% - 8.34%	3,571	4,258
Other	2008 -2032	Varies	97	119
Total			$12,857	12,558
(a)	Qualify as Tier I capital for regulatory capital purposes.
(b)	Qualify as Tier II capital for regulatory capital purposes.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. Contractually obligated payments for long-term debt are due over the following periods as of December 31, 2007: $2.2 billion in 2008; $2.8 billion in 2009, $800 million in 2010, $2 million in 2011, $1.0 billion in 2012 and $6.0 billion after 2012.

Parent Company Long-Term Borrowings

The senior extendable notes currently pay interest at one-month LIBOR plus 1 bp and, in 2008, the notes can be extended an additional twelve months paying an interest rate of one-month LIBOR plus 2 bp. During 2007, $31 million of the notes were extended and the final maturity of these notes is 2009.

The Bancorp entered into interest rate swaps to convert the subordinated fixed-rate notes due in 2017 and 2018 to floating-rate. The rate paid on these swaps was 5.24% and 5.12%, respectively, at December 31, 2007. The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bp.

The 7.25% junior subordinated floating-rate notes due in 2067, with an outstanding debt balance of $876 million at December 31, 2007, pay a fixed rate of 7.25% until 2057, then convert to floating at three-month LIBOR plus 303 bp. The Bancorp entered into interest rate swaps to convert $700 million of the fixed-rate debt into floating. At December 31, 2007, the weighted-average rate paid on the swaps was 6.11%. The 6.50% junior subordinated floating-rate notes due in 2067 pay a fixed rate of 6.50% until 2017, then convert to floating at three-month LIBOR plus 137 bp until 2047. Thereafter, the notes pay a floating rate at one-month LIBOR plus 237 bp. The junior subordinated floating-rate notes due in 2067, with an outstanding debt balance of $601 million at December 31, 2007, pay a fixed rate of 7.25% until 2057, then convert to floating at three-month LIBOR plus 257 bp. The Bancorp entered into interest rate swaps to convert $500 million of the fixed-rate debt into floating. At December 31, 2007, the weighted-average rate paid on these swaps was 5.59%. The obligations were issued to Fifth Third Capital Trusts IV, V and VI, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under these trust preferred securities. In addition, the Bancorp entered into replacement capital covenants for the benefit of holders of long-term debt senior to the junior subordinated notes that limits, subject to certain restrictions, the Bancorp’s ability to redeem the junior subordinated notes prior to their scheduled maturity.

During the first quarter of 2007, the Bancorp called the 8.14% junior subordinated debentures due in 2027 to Fifth Third Capital Trust I.

Subsidiary Long-Term Borrowings

The senior fixed-rate bank notes due from 2008 to 2019 are the obligations of a subsidiary bank. The maturities of the face value of the senior fixed-rate bank notes are as follows: $500 million in 2008, $73 million in 2009, $800 million in 2010 and $275 million in 2019. The Bancorp entered into interest rate swaps to convert $1.1 billion of the fixed-rate debt into floating rates. At December 31, 2007, the rates paid on these swaps ranged from 5.04% to 5.12%.

The senior floating-rate bank notes due in 2013 are the obligations of a subsidiary bank. The notes pay a floating rate at three-month LIBOR plus 11 bp.

The senior extendable notes consist of $800 million that currently pay interest at three-month LIBOR plus 4 bp and $400 million that pay at the Federal Funds open rate plus 12 bp. In 2008, the notes can be extended an additional six years paying an interest rate of one-month LIBOR plus 6 bp. During 2007, only $3 million of the notes were extended and the final maturity of these notes is 2014.

The subordinated fixed-rate bank notes due in 2015 are the obligations of a subsidiary bank. The Bancorp entered into interest rate swaps to convert the fixed-rate debt into floating rate. At December 31, 2007, the weighted-average rate paid on the swaps was 5.01%.

The junior subordinated floating-rate bank notes due in 2032 and 2033 were assumed by a Bancorp subsidiary as part of the acquisition of Crown in November 2007. Two of the notes pay floating at three-month LIBOR plus 310 and 325 bp. The third note pays floating at six-month LIBOR plus 370 bp.

The three-month LIBOR plus 290 bp and the three-month LIBOR plus 279 bp junior subordinated debentures due in 2033 and 2034, respectively, were assumed by a subsidiary of the

Fifth Third Bancorp    71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bancorp in connection with the acquisition of First National Bank. The obligations were issued to FNB Statutory Trusts I and II, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under these trust preferred securities.

At December 31, 2007, FHLB advances have rates ranging from 0% to 8.34%, with interest payable monthly. The advances are secured by certain residential mortgage loans and securities totaling $8.6 billion. The advances mature as follows: $6 million in 2008, $1.5 billion in 2009, $1 million in 2010, $2 million in 2011 and $2.1 billion in 2012 and thereafter.

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by two subsidiary banks, of which $3.8 billion was outstanding at December 31, 2007 with $16.2 billion available for future issuance. There were no other medium-term senior notes outstanding on either of the two subsidiary banks as of December 31, 2007.

During the first quarter of 2007, the Bancorp called the three-month LIBOR plus 80 bp junior subordinated debentures due in 2027 to Old Kent Capital Trust I. In addition, all of the issued and outstanding shares of preferred stock related to the mandatorily redeemable securities of Fifth Third Real Estate Investment Trust, Inc. were purchased by a wholly-owned subsidiary of the parent company during the third quarter of 2007.

14. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters in certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Consolidated Balance Sheets. Creditworthiness for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Consolidated Balance Sheets are summarized as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts. A summary of significant commitments at December 31:

($ in millions)	2007	2006
Commitments to extend credit	$49,788	42,085
Letters of credit (including standby letters of credit)	8,522	8,163
Customer derivatives in a loss position	1,797	4,546
Forward contracts to sell mortgage loans	1,511	1,418
Noncancelable lease obligations	734	695
Capital expenditures	94	126
Purchase obligations	52	24

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2007 and 2006, the Bancorp had a reserve for unfunded commitments totaling $95 million and $76 million, respectively, included in other liabilities.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At December 31, 2007, approximately $2.8 billion of standby letters of credit expire within one year, $5.3 billion expire between one to five years and $0.5 billion expire thereafter. At December 31, 2007, letters of credit of approximately $17 million were issued to commercial customers for a duration of one year or less to facilitate trade payments in domestic and foreign currency transactions. At December 31, 2007, the reserve related to these standby letters of credit was less than $1 million. Approximately 70% of the total standby letters of credit were secured as of December 31, 2007 and 2006. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the table. The Bancorp or the subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

As discussed in Note 10, the Bancorp’s policy is to enter into derivative contracts to accommodate customers, to offset customer accommodations and to offset its own market risk incurred in the ordinary course of its business. Contingent obligations arising from market risk assumed in derivatives are offset with additional rights contained in other derivatives or contracts, such as loans or borrowings. A liability arises when a customer does not perform according to the derivative contract while the Bancorp must perform the offsetting agreement. Customer derivatives in a loss position with a corresponding offset are included in the table. The fair value of these contracts at December 31, 2007 and 2006 was $23 million and $69 million, respectively.

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged-back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the years ended December 31, 2007 and 2006, the Bancorp processed approximately $126 million and $120 million, respectively, of chargebacks presented by issuing banks, resulting in no material losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve related to such chargebacks at December 31, 2007 and 2006.

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 15 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Through December 31, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily

72    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

floating- rate, short-term investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third party. The outstanding balance of such loans at December 31, 2007 and 2006 was approximately $3.0 billion and $3.4 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.0 billion and $3.4 billion, respectively, at December 31, 2007 and 2006. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $5.0 billion as of year end 2007 compared to $3.8 billion as of year end 2006. During the years ended December 31, 2007 and 2006, no amounts were drawn on the liquidity agreement. At December 31, 2007 and 2006, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $18 million and $16 million, respectively, recorded in other liabilities on the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

At the end of the third quarter of 2007, the Bancorp began purchasing asset-backed commercial paper from the QSPE due to widening credit spreads in the commercial paper market. As of December 31, 2007, the amount of commercial paper held by the Bancorp was $83 million, representing three percent of the total commercial paper issued by the QSPE.

At December 31, 2007 and 2006, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.5 billion and $1.3 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $17 million and $18 million relating to these residential mortgage loans sold at December 31, 2007 and 2006, respectively, recorded in other liabilities on the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Securities, Inc (“FTS”), a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of December 31, 2007 was $48 million compared to $51 million as of December 31, 2006. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

As of December 31, 2007 and 2006, the Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by four wholly-owned issuing trust entities of $2.3 billion and $376 million, respectively. For further information on long-term borrowing obligations, see Note 13.

The Bancorp, as a member bank of Visa has certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with the Visa bylaws, the Bancorp may be required to indemnify Visa for the Bancorp’s proportional share of losses based on its membership interests.

On October 3, 2007, Visa announced it had completed restructuring transactions in preparation for its initial public offering (“IPO”) expected to occur in the first quarter of 2008. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of restructuring. This modification triggered a requirement to fair value the indemnification obligation in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, the Bancorp recorded an indemnification liability under FIN 45 of $3 million. The Bancorp has also recorded $85 million for its share of litigation settled by Visa and $84 million for future settlements. These amounts are accrued under SFAS No. 5 “Accounting for Contingencies.” Visa has announced that they expect to fund an escrow account from a portion of the IPO proceeds in order to resolve their remaining litigation. In the event this occurs, a portion or all of the Bancorp’s current liability at December 31, 2007 of $172 million would no longer be required.

15. LEGAL AND REGULATORY PROCEEDINGS

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. Management continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, management believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Under FSP FAS

No. 13-2, which was effective as of January 1, 2007, a change or projected change in the timing of lessor cash flows related to income taxes generated by leveraged lease transactions, excluding interest and penalty assessments, requires a lessor to recalculate the rate of return and allocation of income to positive investment years from inception of the lease. Upon adoption of FSP FAS No. 13-2 on January 1, 2007, the Bancorp recorded a $96 million after-tax charge to retained earnings related to its portfolio of leveraged leases. The amount of this reduction will be recognized as income over the remaining term of the affected leases. During the first quarter of 2007, the Bancorp made deposits of $386 million with the IRS to mitigate the risk associated with tax years currently under audit. These deposits enable the Bancorp to stop the accrual of interest on any tax deficiency, to the extent of the deposit, if the Bancorp is not ultimately successful. Trial for this litigation is scheduled to begin March 31, 2008.

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions

    Fifth Third Bancorp    73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to an indemnification obligation of Visa as discussed in Note 14. Accordingly, the Bancorp recorded a contingent liability included in the $172 million litigation reserve.

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases were consolidated by the Judicial Panel on Multidistrict Litigation and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and have been consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of the alleged intrusion. Another was filed by financial institutions and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. The U.S. District Court (“Court”) has granted the Bancorp’s motion to dismiss certain of the claims, but additional claims remain pending. On November 29, 2007, the U.S. District Court, District of Massachusetts (“District Court”) issued an order denying Plaintiffs’ Motion for Class Certification in the consolidated cases brought by financial institutions (the “Financial Institution Track”). On December 18, 2007, the District Court entered its final order in the Financial Institution Track litigation that i) denied Plaintiffs’ Motion for Leave to Amend their Complaint, without prejudice; ii) dismissed the case for lack of subject matter jurisdiction; and iii) transferred the case from the United States District Court to the Massachusetts Superior Court in and for the County of Middlesex (“Massachusetts State Court”). On December 18, 2007, TJX Companies, Inc. filed a notice of Appeal to the United States Court of Appeals for the First Circuit (“First Circuit”) as to that portion of the Court’s December 18 order transferring the case to Massachusetts State Court and an emergency motion to stay the Massachusetts State Court proceedings pending the appeal. On December 19, 2007, the First Circuit granted the request for stay until further order of the Court. On December 20, 2007, Fifth Third likewise filed a notice of appeal to the First

Circuit solely as to that portion of the District Court’s December 18 Order transferring the case to the Massachusetts State Court. On December 21, 2007, Plaintiffs also filed a Notice of Appeal in the First Circuit as to the entirety of the District Court’s December 18 Order and also as to all other prior “adverse rulings” including, without limitation, the District Court’s denial of class certification and dismissal of various claims. In regard to the consumer track litigation, on January 9, 2008, the District Court issued an Order of Preliminary Approval of a proposed class action settlement funded solely by TJX and for the Publishing of Notice of a Final Fairness Hearing set for July 15, 2008.

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

In February 2008, a shareholder of the Bancorp filed a derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against the members of the Bancorp’s Board of Directors and, nominally, the Bancorp, alleging breach of fiduciary duty and waste of corporate assets, among other charges, in relation to the approval of the Bancorp’s acquisition of First Charter Corporation. The suit seeks an injunction to halt proceeding with the acquisition of First Charter Corporation, an independent valuation of First Charter Corporation as to its worth, unspecified compensatory damages in favor of the Bancorp from the Directors as well as costs and attorneys fees to the plaintiff. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

16. RELATED PARTY TRANSACTIONS

At December 31, 2007 and 2006, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiaries in the aggregate amount, net of participations, of $348 million and $271 million, respectively. As of December 31, 2007 and 2006, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $132 million and $76 million, respectively.

Commitments to lend to related parties as of December 31, 2007 and 2006, net of participations, were comprised of $340 million and $260 million, respectively, to directors and $8 million and $11 million at December 31, 2007 and 2006 to executive officers. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

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

74    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Bancorp has elected to present the disclosures required by SFAS No. 130, “Reporting of Comprehensive Income,” in the Consolidated Statements of Changes in Shareholders’ Equity and in the following table. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income as of and for the years ended December 31 were as follows:

	Total Other Comprehensive Income				Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity		Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2007
Gains on available-for-sale securities	$60		(23)	37
Reclassification adjustment for net gains recognized in net income	(21)		9	(12)
Unrecognized gains (losses) on available-for-sale securities	39		(14)	25	(119)	25	(94)
Gains on cash flow hedge derivatives	42		(15)	27
Reclassification adjustment for net gains on cash flow hedge derivatives recognized in net income	(1)		-	(1)
Unrecognized gains (losses) on cash flow hedge derivatives	41		(15)	26	(1)	26	25
Defined benefit plans:
Net prior service cost	-		-	-
Net actuarial loss	3		(1)	2
Total pension and other postretirement obligations	3		(1)	2	(59)	2	(57)
Total	$83		(30)	53	(179)	53	(126)
2006
Gains on available-for-sale securities	$61		(20)	41
Reclassification adjustment for net losses recognized in net income	364		(129)	235
Unrecognized gains (losses) on available-for-sale securities	425		(149)	276	(395)	276	(119)
Reclassification adjustment for cash flow hedge derivative net losses recognized in net income	20		(8)	12
Unrecognized gains (losses) on cash flow hedge derivatives	20		(8)	12	(13)	12	(1)
Minimum pension liability (a)					(5)	5	-
Cumulative effect of change in accounting for pension and other postretirement obligations (a)					-	(59)	(59)
Total	$445		(157)	288	(413)	234	(179)
2005
Losses on available-for-sale securities		$(455)	158	(297)
Reclassification adjustment for net gains recognized in net income	(39)		13	(26)
Unrecognized losses on available-for-sale securities	(494)		171	(323)	(72)	(323)	(395)
Gains on cash flow hedge derivatives	9		(3)	6
Reclassification adjustment for net losses recognized in net income	21		(7)	14
Unrecognized gains (losses) on cash flow hedge derivatives	30		(10)	20	(33)	20	(13)
Minimum pension liability	90		(31)	59	(64)	59	(5)
Total		$(374)	130	(244)	(169)	(244)	(413)
(a)	Upon adoption of SFAS No. 158, the Bancorp measured its liability for its total pension and other postretirement obligations to be $59 million.

    Fifth Third Bancorp    75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMON STOCK AND TREASURY STOCK

The following is a summary of the share activity within common stock issued and treasury stock for the years ended December 31:

	Common Stock		Treasury Stock
($ and shares in millions)	Value	Shares	Value	Shares
Shares at December 31, 2004	$1,295	583	$1,414	26
Shares acquired for treasury	-	-	1,746	38
Stock-based awards exercised, including treasury shares issued	-	-	(206)	(4)
Restricted stock grants	-	-	(43)	(1)
Shares issued in business combinations	11	5	(1,413)	(26)
Retirement of shares	(11)	(5)	(219)	(5)
Shares at December 31, 2005	$1,295	583	$1,279	28
Shares acquired for treasury	-	-	82	2
Stock-based awards exercised, including treasury shares issued	-	-	(84)	(2)
Restricted stock grants	-	-	(45)	(1)
Shares at December 31, 2006	$1,295	583	$1,232	27
Shares acquired for treasury	-	-	1,084	27
Stock-based awards exercised, including treasury shares issued	-	-	(86)	(2)
Restricted stock grants	-	-	(59)	(1)
Employee stock ownership through benefit plans	-	-	38	1
Shares at December 31, 2007	$1,295	583	$2,209	52

The Bancorp’s stock repurchase program is an important element of its capital planning activities and the Bancorp views share repurchases as an effective means of delivering value to shareholders. On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase an additional 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. During 2007, the Bancorp repurchased approximately 27 million shares of its common stock, five percent of total outstanding shares, in open market transactions for $1.1 billion. At December 31, 2007, approximately 19.2 million shares remain authorized for repurchase.

During 2006, the Bancorp repurchased approximately 2 million shares of its common stock, less than one percent of total outstanding shares, in open market transactions for $82 million.

On January 10, 2005, the Bancorp executed an overnight share repurchase transaction with a counterparty for the acquisition of 35.5 million shares of its common stock at a purchase price of $45.95 per share, or $1.6 billion. Pursuant to the agreement with the counterparty, the counterparty purchased 35.5 million shares in the open market over a period of time that was completed during the third quarter of 2005. In accordance with EITF Issue 99-7 “Accounting for an Accelerated Share Repurchase Program,” the share transaction was considered two separate transactions, (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. The treasury shares were accounted for at cost as a contra equity transaction. The forward contract associated with the overnight share repurchase transaction was accounted for in accordance with EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. At the end of the purchase period, the Bancorp received a cash payment of $97 million for the purchase price adjustment based on the volume weighted average purchase price of $43.55. The payment received in connection with the price adjustment was recorded as an addition to capital surplus. Additionally, for diluted earnings per share purposes, the Bancorp assumed the transaction would be net settled in shares as the Bancorp had the choice of settling in cash or shares and the Bancorp did not have a stated policy or the ability to demonstrate a past practice of cash settlement. These incremental shares were subsequently excluded from quarterly earnings per share calculations, as the effect of inclusion would have been anti-dilutive.

19. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. Based on total stock-based awards outstanding and shares remaining for future grants under the Incentive Compensation Plan, the Bancorp’s total overhang is approximately nine percent. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2007:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted-Average Exercise Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:			7,321	(b)
Stock options (a)	21,530	$50.61	(b)
Stock appreciation rights (“SARs”)	(c)	(c)	(b)
Restricted stock	3,395	(d)	(b)
Performance units	(e)	(d)	(b)
Performance-based restricted stock	124	(d)	(b)
Employee stock purchase plan			1,280	(f)
Deferred stock compensation plans			275
Total shares	25,049		8,876
(a)

Excludes 2.1 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $33.46 per share.

(b)

Under the Incentive Compensation Plan, 20.0 million shares of stock were authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock and restricted stock units, and performance shares and restricted stock awards.

(c)

At December 31, 2007, approximately 17.5 million SARs were outstanding at a weighted-average grant price of $41.81. The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.

(d)	Not applicable.
(e)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 290 thousand shares.
(f)

Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1,500,000 shares approved by shareholders on March 28, 2006.

76    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on March 23, 2004. The plan authorized the issuance of up to 20 million shares as equity compensation and provides for incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share and restricted stock awards. All of the Bancorp’s stock-based awards are to be settled with stock with the exception of a portion of the performance shares that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. Stock options, issued at fair market value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become fully exercisable ratably over a three or four year period of continued employment. SARs, issued at fair market value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted stock options or SARs, re-price previously granted stock options or SARs, or grant reload stock options. Restricted stock grants vest either after four years or ratably after three, four and five years of continued employment and include dividend and voting rights. Performance share and performance restricted stock awards have three-year cliff vesting terms with performance or market conditions as defined by the plan.

As discussed in Note 1, effective January 1, 2006, the Bancorp adopted SFAS No. 123(R) using the modified retrospective application basis in accounting for stock-based compensation plans. Under SFAS No. 123(R), the Bancorp recognizes compensation expense for the grant-date fair value of stock-based compensation issued over its requisite service period. The grant-date fair value of stock options and SARs is measured using the Black-Scholes option-pricing model. Awards with a graded vesting are expensed on a straight-line basis.

The Bancorp uses the following assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant for the year ended:

	2007	2006	2005
Expected option life (in years)	6	6	6
Expected volatility	22%	23%	26%
Expected dividend yield	4.4%	4.1%	3.5%
Risk-free interest rate	4.6%	4.9%	4.3%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Bancorp’s common stock. The expected dividend yield is based on annual dividends divided by the Bancorp’s stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense was $63 million, $76 million and $65 million for the years ended December 31, 2007, 2006 and 2005, respectively. The total related income tax benefit recognized was $22 million, $23 million and $16 million for the years ended December 31, 2007, 2006 and 2005, respectively. The following tables include a summary of stock-based compensation transactions for the previous three fiscal years:

	2007		2006		2005
Stock Options (shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	26,900	$47.58	31,546	$46.49	36,162	$45.31
Granted (a)	4	40.98	-	-	2,515	22.90
Exercised	(2,068)	26.91	(1,931)	21.70	(4,830)	21.16
Forfeited or expired	(1,191)	53.87	(2,715)	53.24	(2,301)	54.30
Outstanding at December 31	23,645	$49.07	26,900	$47.58	31,546	$46.49
Exercisable at December 31	23,628	$49.07	25,978	$47.43	29,364	$46.01
(a)

2005 stock options granted include 2,514 options assumed as part of the First National acquisition completed on January 1, 2006. These options were granted under a First National plan assumed by the Bancorp.

The weighted-average grant-date fair value of options granted for the year ended 2007 was $7.39 per share. There were no stock options granted during 2006. The weighted-average grant-date fair value of options granted for the year ended 2005 was $20.54 per share.

The total intrinsic value of options exercised was $28 million, $32 million and $103 million in 2007, 2006 and 2005, respectively. Cash received from options exercised was $48 million, $35 million and $90 million in 2007, 2006 and 2005, respectively. The actual tax benefit realized from the exercised options was $7 million, $9 million and $28 million in 2007,

2006 and 2005, respectively. The total grant-date fair value of stock options that vested during 2007, 2006 and 2005 was $16 million, $25 million and $78 million, respectively. As of December 31, 2007, the aggregate intrinsic value of both outstanding options and exercisable options was $4 million.

At December 31, 2007, stock-based compensation expense related to non-vested stock options not yet recognized was immaterial. The expense is expected to be recognized over a remaining weighted-average period of approximately 0.3 years.

	2007		2006		2005
Stock Appreciation Rights (shares in thousands)	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	13,053	$43.43	7,541	$47.51	3,529	$54.37
Granted	6,613	38.45	6,949	39.18	4,892	42.82
Exercised	(56)	39.36	-	-	-	-
Forfeited or expired	(2,084)	41.36	(1,437)	44.31	(880)	48.88
Outstanding at December 31	17,526	$41.81	13,053	$43.43	7,541	$47.51
Exercisable at December 31	2,972	$41.45	989	$42.99	4	$54.37

The weighted-average grant-date fair value of SARs granted was $6.24, $7.35 and $9.31 per share for the years ended 2007, 2006 and 2005, respectively. The total grant-date fair value of SARs that vested during 2007, 2006 and 2005 was $19 million, $10 million and less than $1 million, respectively.

At December 31, 2007, there was $39 million of stock-based compensation expense related to non-vested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.1 years.

Fifth Third Bancorp    77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007		2006		2005
Restricted Stock (shares in thousands)	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1	2,380	$40.28	1,482	$46.16	596	$54.01
Granted	1,622	38.19	1,265	38.93	1,086	42.31
Vested	(39)	48.28	(24)	44.91	(29)	50.62
Forfeited	(444)	40.95	(343)	40.76	(171)	48.19
Nonvested at December 31	3,519	$40.80	2,380	$40.28	1,482	$46.16

The total grant-date fair value of restricted stock that vested during 2007, 2006 and 2005 was $1.9 million, $1.1 million and $1.2 million, respectively. At December 31, 2007, there was $42 million of stock-based compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 3.0 years.

The following table summarizes outstanding and exercisable stock options by exercise price at December 31, 2007:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price per Share	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	28	$7.46	3.17	28	$7.46	3.17
$10.01-$25.00	629	19.49	2.33	629	19.49	2.33
$25.01-$40.00	3,762	36.23	1.01	3,762	36.23	1.01
$40.01-$55.00	14,672	48.30	3.00	14,664	48.29	3.00
Over $55.00	4,554	66.52	4.29	4,545	66.54	4.29
All stock options	23,645	$49.07	2.91	23,628	$49.07	2.91

Approximately 132 thousand shares of performance-based awards were granted during 2007. These awards are payable in stock and cash contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. These performance targets are based on the Bancorp’s performance relative to a defined peer group. The performance-based awards were granted at a weighted-average grant-date fair value of $39.89 per share.

Approximately 137 thousand performance-based restricted shares were granted during 2007. These awards are payable in stock contingent upon the Bancorp achieving certain predefined performance targets over the one-year measurement period. These performance targets are based on the Bancorp’s performance relative to a defined peer group. If performance targets are met, the shares are vested over a three-year period. The performance-based restricted shares were granted at a weighted-average grant-date fair value of $38.27 per share. The performance condition related to the 2007 performance-based restricted shares was achieved.

At December 31, 2007, there were 8.1 million incentive options, 15.5 million non-qualified options, 17.5 million

SARs, 3.5 million restricted stock awards outstanding, .3 million shares reserved for performance unit awards, .1 million restricted performance stock awards and 7.3 million shares available for grant. Stock options, SARs and restricted stock outstanding represent approximately eight percent of the Bancorp’s issued shares at December 31, 2007.

The Bancorp sponsors a Stock Purchase Plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2007, 2006 and 2005, respectively, there were 333,039, 317,483, and 333,472 shares purchased by participants and the Bancorp recognized stock-based compensation expense of $2 million for each of the years ended 2007, 2006 and 2005.

The Bancorp has no specific policy to repurchase common shares to mitigate the dilutive impact of shares related to stock-based compensation; however, the Bancorp has historically made adequate discretionary purchases based on cash availability, market trends and other factors, to satisfy exercise activity.

78    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2007	2006	2005
Other noninterest income:
Bank owned life insurance	$(106)	86	91
Cardholder fees	56	49	46
Consumer loan and lease fees	46	47	50
Insurance income	32	28	27
Operating lease income	32	26	55
Banking center fees	29	22	21
Gain on loan sales	25	17	24
Other	39	24	46
Total	$153	299	360
Other noninterest expense:
Loan processing	$119	93	89
Marketing	84	78	76
Affordable housing investments	57	42	35
Travel	54	52	54
Postal and courier	52	49	50
Intangible amortization	42	45	46
Professional services fees	35	28	26
Supplies	31	28	35
Franchise and other taxes	23	30	37
Operating lease	22	18	40
Visa litigation expense	172	-	-
Debt and other financing agreement termination	-	49	-
Other	298	251	284
Total	$989	763	772

21. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated Federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income at December 31:

($ in millions)	2007	2006	2005
Current income tax expense:
U.S. income taxes	$623	457	654
State and local income taxes	16	7	21
Total current tax expense	639	464	675
Deferred income tax expense:
U.S. income taxes	(197)	(24)	(7)
State and local income taxes	19	3	(9)
Total deferred tax expense	(178)	(21)	(16)
Applicable income tax expense	$461	$443	659

A reconciliation between the statutory U.S. income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2007	2006	2005
Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.5	.4	.4
Tax-exempt income	1.4	(2.8)	(2.3)
Credits	(5.0)	(3.9)	(2.3)
Dividends on subsidiary preferred stock	(2.5)	(2.2)	(1.7)
Other, net	(.4)	.7	.8
Effective tax rate	30.0%	27.2	29.9

Tax-exempt income in the rate reconciliation above includes interest on municipal bonds, interest on tax-exempt lending, and income/charges on life insurance policies held by the Bancorp. The effective tax rate was adversely impacted in 2007 by a $177 million charge to certain life insurance policies held by the Bancorp. See Note 11 for a further discussion of those charges.

The statute of limitations for federal income tax returns remains open for tax years 2004 through 2007. In addition, limited federal statute extensions are in place for tax years 1997 through 2003, primarily for leasing uncertainties. With the exception of the state impact of the federal items discussed above as well as a few states with insignificant uncertain liabilities, the statutes of limitations for state income tax returns remain open for tax years 2004 through 2007.

As of January 1, 2007, the Bancorp adopted FIN 48. Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this Interpretation. At January 1, 2007 and at December 31, 2007, the Bancorp had unrecognized tax benefits of $446 million and $469 million, respectively. Those balances included $99 million and $100 million of tax positions that, if recognized, would impact the effective tax rate and $7 million and $6 million in tax positions that would impact goodwill. The remaining $340 million and $363 million is related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductions. A significant portion of these tax positions relate to the leveraged lease litigation discussed below and in Note 15.

Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. For the year ended December 31, 2007, the Bancorp accrued interest, net of the related tax benefit, of $2 million and, at December 31, 2007, had accrued interest liabilities of $67 million, net of the

Fifth Third Bancorp    79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related tax benefits. No liabilities were recorded for penalties.

Included in other assets at December 31, 2007 is a deposit of $386 million that the Bancorp made under Internal Revenue Code section 6603 for taxes associated with the leveraged lease portfolio.

Currently, the Internal Revenue Service is examining the Bancorp’s income tax returns for the 2004 and 2005 years. While fieldwork is expected to be completed during 2008, it is unlikely that all issues will be resolved by year end.

The Bancorp has filed suit in the United States District Court for the Southern District of Ohio in a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. A jury trial is scheduled for March 2008. The Internal Revenue Service has also proposed adjustments to the leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Bancorp’s portfolio of leveraged leases, with both domestic and foreign municipalities. The Bancorp expects a trial court decision during 2008. Notwithstanding the trial court decision, it is anticipated that the losing party will appeal the decision to the Sixth Circuit Court of Appeals. It is unlikely that the Appeals Court decision will be rendered during 2008. While the Bancorp is not expecting the litigation to be resolved during 2008, the trial court decision, together with rulings from other court jurisdictions where other leveraged lease cases are pending, may cause the Bancorp to reevaluate its position and associated unrecognized tax benefits during 2008. An estimate of the range of reasonably possible changes to the unrecognized tax benefits cannot be made at this time.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits.

($ in millions)	2007
Unrecognized tax benefits at January 1	$446
Gross increases for tax positions taken during prior period	-
Gross decreases for tax positions taken during prior period	-
Gross increases for tax positions taken during current period	47
Settlements with taxing authorities	(4)
Lapse of applicable statute of limitations	(20)
Unrecognized tax benefits at December 31	$469

Deferred income taxes are included as a component of accrued taxes, interest and expenses in the Consolidated Balance Sheets and are comprised of the following temporary differences at December 31:

($ in millions)	2007	2006
Deferred tax assets:
Allowance for credit losses	$328	270
Deferred compensation	174	160
Other comprehensive income	68	98
State net operating losses	72	112
Other	221	117
Total deferred tax assets	863	757
Deferred tax liabilities:
Lease financing	1,344	1,750
State deferred taxes	149	189
Bank premises and equipment	75	70
Mortgage servicing rights	160	124
Other	154	173
Total deferred tax liabilities	1,882	2,306
Total net deferred tax liability	$1,019	1,549

Retained earnings at December 31, 2007 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

80    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. RETIREMENT AND BENEFIT PLANS

The Bancorp implemented SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” at December 31, 2006. SFAS No. 158 requires the funded status of pension plans to be recorded in the balance sheet as an asset for plans with an overfunded status and a liability for plans with an underfunded status. The Bancorp recognized the overfunded and underfunded status of its pension plans as an asset and liability, respectively, in the Consolidated Balance Sheets as of December 31, 2007 and 2006.

Overfunded and underfunded amounts recognized in other assets and other liabilities in the Consolidated Balance Sheets for the defined benefit retirement plans as of December 31 consist of:

($ in millions)	2007	2006
Prepaid benefit cost	$37	39
Accrued benefit liability	(36)	(37)
Net overfunded status	$1	2

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

Plans With an Overfunded Status

($ in millions)	2007	2006
Fair value of plan assets at January 1	$252	238
Actual return on assets	12	26
Contributions	-	15
Settlement	(20)	(20)
Benefits paid	(7)	(7)
Fair value of plan assets at December 31	$237	252
Projected benefit obligation at January 1	$213	220
Service cost	-	1
Interest cost	12	12
Settlement	(20)	(20)
Actuarial loss	2	7
Benefits paid	(7)	(7)
Projected benefit obligation at December 31	$200	213
Overfunded projected benefit obligation recognized in the Consolidated Balance Sheets as an asset	$37	39

Plans With an Underfunded Status

($ in millions)	2007	2006
Fair value of plan assets at January 1	$-	-
Contributions	3	3
Benefits paid	(3)	(3)
Fair value of plan assets at December 31	$-	-
Projected benefit obligation at January 1	$37	38
Service cost	-	1
Interest cost	2	-
Actuarial loss	-	1
Benefits paid	(3)	(3)
Projected benefit obligation at December 31	$36	37
Unfunded projected benefit obligation recognized in the Consolidated Balance Sheets as a liability	($36)	(37)

The following tables summarize net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$-	1	1
Interest cost	14	13	14
Expected return on assets	(19)	(19)	(18)
Amortization of actuarial loss	7	9	8
Amortization of net prior service cost	1	1	-
Settlement	7	8	9
Net periodic benefit cost	$10	13	14

($ in millions)	2007	2006
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$10	89
Net prior service cost	-	3
Amortization of actuarial loss	(7)	9
Amortization of prior service cost	(1)	1
Settlements	(7)	-
Total recognized in other comprehensive income	(5)	92
Total recognized in net periodic benefit cost and other comprehensive income (a)	$5	102
(a)	Disclosure was not required for the year ended 2005 as SFAS No. 158 was not effective until December 31, 2006.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are $6 million and $1 million, respectively.

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

The following table summarizes the plan assumptions for the years ended December 31:

Weighted-average assumptions	2007	2006	2005
For measuring benefit obligations at year end:
Discount rate	6.26%	5.80	5.375
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.52	8.50	8.45
For measuring net periodic benefit cost:
Discount rate	5.80	5.375	5.65-5.85
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.50	8.45	8.00

The Bancorp’s qualified defined benefit plan is currently overfunded. This plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s retirement plans with an underfunded status consist of nonqualified, supplemental retirement plans, which are funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years.

Lowering both the expected rate of return on the plan and the discount rate by 0.25% would have increased the 2007 pension expense by approximately $1 million.

Plan assets consist primarily of common trust and mutual funds (equities and fixed income) and Bancorp common stock. As of December 31, 2007 and 2006, $153 million and $156 million, respectively, of plan assets were managed by Fifth Third Bank, a subsidiary of the Bancorp, through common trust and mutual funds and included $9 million and $15 million, respectively, of Bancorp common stock. Plan assets are not expected to be returned to the Bancorp during 2008.

Fifth Third Bancorp    81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed income securities and cash. The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for 2007 and 2006:

Weighted-average asset allocation	Targeted range	2007	2006
Equity securities		71%	69
Bancorp common stock		5	6
Total equity securities	70 –80%	76	75
Total fixed income securities	20 –25	20	20
Cash	0 – 5	4	5
Total		100%	100

The risk tolerance for the plan is determined by management to be moderate to aggressive, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. Prohibited asset classes of the plan include precious metals, venture capital, short sales and leveraged transactions. Per the Employee Retirement Income Security Act (“ERISA”), the Bancorp’s common stock cannot exceed ten percent of the fair market value of plan assets.

The accumulated benefit obligation for all defined benefit plans was $235 million and $249 million at December 31, 2007 and December 31, 2006, respectively. At December 31, 2007 and 2006, amounts relating to the Bancorp’s defined benefit plans with benefit obligations exceeding assets were as follows:

($ in millions)	2007	2006
Projected benefit obligation	$36	37
Accumulated benefit obligation	36	38
Fair value of plan assets	-	-

Based on actuarial assumptions, the Bancorp does not expect to contribute to the plan in 2008. Estimated pension benefit payments, which reflect expected future service, are $20 million in 2008, $21 million in 2009, $20 million in 2010, $19 million in 2011 and $19 million in 2012. The total estimated payments for the years 2013 through 2017 is $83 million.

The Bancorp’s profit sharing plan expense was $52 million for 2007, $60 million for 2006 and $62 million for 2005. Expenses recognized during the years ended December 31, 2007, 2006 and 2005 for matching contributions to the Bancorp’s defined contribution savings plans were $37 million, $35 million and $33 million, respectively.

23. EARNINGS PER SHARE

The calculation of earnings per share and the reconciliation of earnings per share to earnings per diluted share for the years ended December 31:

	2007			2006			2005
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income before cumulative effect	$1,076			$1,184			$1,549
Net income available to common shareholders before cumulative effect (a)	1,075	538	$2.00	1,184	555	$2.13	1,548	554	$2.79
Cumulative effect of change in accounting principle, net of tax	-	-	-	4	-	.01	-	-	-
Net income available to common shareholders (a)	$1,075	538	$2.00	$1,188	555	$2.14	$1,548	554	$2.79
Earnings per diluted share:
Net income available to common shareholders before cumulative effect	$1,075	538	$2.00	$1,184	555	$2.13	$1,548	554	$2.79
Effect of dilutive securities:
Stock based awards		2	(.01)		2	(.01)		4	(.02)
Convertible preferred stock (b)	-	-	-	-	-	-	-	-	-
Income plus assumed conversions before cumulative effect	1,076	540	$1.99	1,184	557	$2.12	1,549	558	$2.77
Cumulative effect of change in accounting principle, net of tax	-	-	-	4	-	.01	-	-	-
Net income available to common shareholders plus assumed conversions	$1,076	540	$1.99	$1,188	557	$2.13	$1,549	558	$2.77
(a)	Dividends on preferred stock are $.740 million for all periods presented.
(b)

The additive effect to income from dividends on convertible preferred stock is $.580 million and the average share dilutive effect from convertible preferred stock is .308 million shares for all periods presented.

During the first quarter of 2006, the Bancorp recognized a benefit for the cumulative effect of change in accounting principle of $4 million, net of $2 million of tax, related to the adoption of SFAS No. 123(R). The benefit recognized relates to the Bancorp’s estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

At December 31, 2007, 2006 and 2005, there were 36.2 million, 33.1 million and 28.1 million shares outstanding,

respectively, that were not included in the computation of net income per diluted share. The outstanding shares consist of options, stock appreciation rights and restricted stock that have not yet been exercised. These shares are excluded from the computation of net income per diluted shares because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

82    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments as of December 31:

	2007		2006
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,687	2,687	2,737	2,737
Available-for-sale and other securities	10,677	10,677	11,053	11,053
Held-to-maturity securities	355	355	356	356
Trading securities	171	171	187	187
Other short-term investments	593	593	809	809
Loans held for sale	4,329	4,371	1,150	1,152
Portfolio loans and leases, net	79,316	79,600	73,582	73,660
Derivative assets	939	939	309	309
Financial liabilities:
Deposits	75,445	75,378	69,380	69,371
Federal funds purchased	4,427	4,427	1,421	1,421
Other short-term borrowings	4,747	4,747	2,796	2,796
Long-term debt	12,857	13,298	12,558	12,762
Derivative liabilities	715	715	369	369
Short positions	35	35	29	29
Other financial instruments:
Commitments to extend credit	94	94	75	75
Letters of credit	26	26	23	23

Fair values for financial instruments, which were based on various assumptions and estimates as of a specific point in time, represent liquidation values and may vary significantly from amounts that will be realized in actual transactions. In addition, certain non-financial instruments were excluded from the fair value disclosure requirements. Therefore, the fair values presented in the table above should not be construed as the underlying value to the Bancorp.

The following methods and assumptions were used in determining the fair value of selected financial instruments:

Short-term financial assets and liabilities: For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, other short-term investments, certain deposits (demand, interest checking, savings, money market and foreign office deposits), federal funds purchased and other short-term borrowings.

Available-for-sale, held-to-maturity, trading and other securities, including short positions: In general, fair values were based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held for sale: The fair value of loans held for sale was estimated based on outstanding commitments from investors, observable market prices of similar instruments, or if a market price is not available, a discounted cash flow calculation using appropriate market rates for similar instruments.

Portfolio loans and leases, net: Fair values were estimated by discounting future cash flows using the current rates as similar loans would be made to borrowers for the same remaining maturities.

Derivative assets and derivative liabilities: Fair values were based on the estimated amount the Bancorp would receive or pay to terminate the derivative contracts, taking into account the current interest rates and the creditworthiness of the counterparties. The fair values represent an asset or liability at December 31, 2007 and 2006.

Deposits: Fair values for other time deposits and certificates of deposit $100,000 and over were estimated using a discounted cash flow calculation that applied prevailing LIBOR/Swap interest rates for the same maturities.

Long-term debt: Fair value of long-term debt was based on quoted market prices, when available, or a discounted cash flow calculation using prevailing market rates for borrowings of similar terms.

Commitments to extend credit: Fair values of loan commitments were based on estimated probable credit losses.

Letters of credit: Fair values of letters of credit were based on unamortized fees on the letters of credit.

Fifth Third Bancorp    83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. CERTAIN REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. During 2007, the amount of dividends the bank subsidiaries could pay to the Bancorp without prior approval of regulatory agencies was limited to their 2007 eligible net profits, as defined, and the adjusted retained 2006 and 2005 net income of those subsidiaries.

The Bancorp’s subsidiary banks must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and noninterest-bearing cash balances on reserve with a Federal Reserve Bank. In 2007 and 2006, the subsidiary banks were required to maintain average cash reserve balances of $330 million and $289 million, respectively.

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

Tier I capital consists principally of shareholders’ equity including Tier I qualifying subordinated debt and junior subordinated debt but excluding unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, less goodwill and certain other intangibles. Tier II capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier I capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital.

Both the FRB and the Office of Comptroller of the Currency (“OCC”) have issued regulations regarding the capital adequacy of subsidiary banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10% or more, a Tier I capital ratio of 6% or more, a Tier I leverage ratio of 5% or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the Federal Deposit Insurance Act. The Bancorp and each of its subsidiary banks had Tier I, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2007 and 2006. As of December 31, 2007, the most recent notification from the FRB categorized the Bancorp and each of its subsidiary banks as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s subsidiary banks must, among other things, maintain “well-capitalized” capital ratios.

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

Capital and risk-based capital and leverage ratios for the Bancorp and its significant subsidiary banks at December 31:

	2007		2006
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	$11,733	10.16%	$11,385	11.07%
Fifth Third Bank (Ohio)	6,058	10.39	6,573	12.82
Fifth Third Bank (Michigan)	5,787	10.13	5,814	11.41
Fifth Third Bank, N.A.	519	21.76	216	11.78
Tier I capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	8,924	7.72	8,625	8.39
Fifth Third Bank (Ohio)	4,744	8.13	5,336	10.41
Fifth Third Bank (Michigan)	5,191	9.09	5,341	10.48
Fifth Third Bank, N.A.	503	21.07	203	11.07
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	8,924	8.50	8,625	8.44
Fifth Third Bank (Ohio)	4,744	8.11	5,336	9.53
Fifth Third Bank (Michigan)	5,191	10.55	5,341	11.30
Fifth Third Bank, N.A.	503	25.59	203	12.52

84    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. PARENT COMPANY FINANCIAL STATEMENTS

($ in millions)

Condensed Statements of Income (Parent Company Only)
For the years ended December 31	2007	2006	2005
Income
Dividends from subsidiaries	$900	605	1,270
Interest on loans to subsidiaries	75	46	32
Other	9	2	1
Total income	984	653	1,303
Expenses
Interest	162	120	77
Other	80	22	23
Total expenses	242	142	100
Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	742	511	1,203
Applicable income taxes	(58)	(35)	(25)
Income Before Change in Undistributed Earnings of Subsidiaries	800	546	1,228
Increase in undistributed earnings of subsidiaries	276	642	321
Net Income	$1,076	1,188	1,549
Condensed Balance Sheets (Parent Company Only)
As of December 31		2007	2006
Assets
Cash		$1,200	909
Loans to subsidiaries		1,201	636
Investment in subsidiaries		11,991	11,735
Goodwill		137	137
Other assets		188	37
Total Assets		$14,717	13,454
Liabilities
Commercial paper		$4	7
Accrued expenses and other liabilities		320	259
Long-term debt		5,232	3,166
Total Liabilities		5,556	3,432
Shareholders’ Equity		9,161	10,022
Total Liabilities and Shareholders’ Equity		$14,717	13,454

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31	2007	2006	2005
Operating Activities
Net income	$1,076	1,188	1,549
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for deferred income taxes	(7)	1	(1)
Increase in other assets	(98)	(1)	(4)
Increase (decrease) in accrued expenses and other liabilities	132	17	(29)
Increase in undistributed earnings of subsidiaries	(276)	(642)	(321)
Other, net	46	(14)	1
Net Cash Provided by Operating Activities	873	549	1,195
Investing Activities
Capital contribution to subsidiaries	-	(25)	-
Decrease in held-to-maturity and available-for-sale securities	6	-	-
(Increase) decrease in loans to subsidiaries	(565)	(107)	1,811
Net Cash (Used in) Provided by Investing Activities	(559)	(132)	1,811
Financing Activities
Increase (decrease) in other short-term borrowings	13	5	(26)
Repayment of long-term debt	(209)	(13)	-
Proceeds from issuance of long-term debt	2,135	748	-
Payment of cash dividends	(898)	(867)	(794)
Exercise of stock-based awards	50	43	96
Purchases of treasury stock	(1,084)	(82)	(1,649)
Other, net	(30)	(8)	-
Net Cash Used in Financing Activities	(23)	(174)	(2,373)
Increase in Cash	291	243	633
Cash at Beginning of Year	909	666	33
Cash at End of Year	$1,200	909	666

Fifth Third Bancorp    85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. SEGMENTS

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

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. During 2007, the Bancorp changed the reporting of Processing Solutions to include certain revenues and expenses related to credit card processing that were previously listed under the Commercial and Branch Banking segments. Revisions to the Bancorp’s methodologies are applied on a retroactive basis.

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the Treasury swap curve. Matching duration, or the expected average term until an instrument can be repriced, allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

Management made several changes to the FTP methodology in 2007 to more appropriately calculate FTP charges and credits to each of the Bancorp’s business segments. Changes to the FTP methodology were applied retroactively and included adding a liquidity premium to loans, deposits and certificates of deposit to properly reflect the Bancorp’s marginal cost of longer term funding. In addition, an FTP charge on fixed assets based on the average 5 year Treasury curve was added to the new FTP methodology.

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and change in factors in the allowance for loan and lease losses are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Results of operations and average assets by segment for each of the three years ended December 31 are:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	General Corporate	Eliminations		Total
2007
Net interest income (a)	$1,310	1,465	404	154	(6)	(294)	-		3,033
Provision for loan and lease losses	127	162	148	13	11	167	-		628
Net interest income after provision for loan and lease losses	1,183	1,303	256	141	(17)	(461)	-		2,405
Noninterest income:
Electronic payment processing	(6)	174	-	1	699	1	(43)	(b)	826
Service charges on deposits	154	421	-	7	(1)	(2)	-		579
Investment advisory revenue	3	90	-	386	-	(5)	(92)	(c)	382
Corporate banking revenue	341	13	-	10	3	-	-		367
Mortgage banking net revenue	-	7	122	2	-	2	-		133
Other noninterest income	66	74	69	2	41	(99)	-		153
Securities gains (losses), net	-	-	6	-	-	21	-		27
Total noninterest income	558	779	197	408	742	(82)	(135)		2,467
Noninterest expense:
Salaries, wages and incentives	220	382	56	140	62	379	-		1,239
Employee benefits	44	101	28	27	13	65	-		278
Payment processing expense	-	6	-	-	237	1	-		244
Net occupancy expense	15	136	8	10	4	96	-		269
Technology and communications	4	14	2	2	31	116	-		169
Equipment expense	3	37	1	1	4	77	-		123
Other noninterest expense	507	447	158	215	137	(340)	(135)		989
Total noninterest expense	793	1,123	253	395	488	394	(135)		3,311
Income before income taxes	948	959	200	154	237	(937)	-		1,561
Applicable income taxes (a)	246	338	70	54	84	(307)	-		485
Net income	$702	621	130	100	153	(630)	-		1,076
Average assets	$38,796	45,054	23,728	5,923	1,068	(12,092)	-		102,477
(a)	Includes taxable-equivalent adjustments of $24 million.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

86    Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	General Corporate	Eliminations		Total
2006
Net interest income (a)	$1,317	1,300	409	139	(3)	(263)	-		2,899
Provision for loan and lease losses	99	108	94	4	9	29	-		343
Net interest income after provision for loan and lease losses	1,218	1,192	315	135	(12)	(292)	-		2,556
Noninterest income:
Electronic payment processing	(5)	159	-	1	601	(1)	(38)	(b)	717
Service charges on deposits	146	365	-	7	(1)	-	-		517
Investment advisory revenue	3	87	-	367	-	(3)	(87)	(c)	367
Corporate banking revenue	292	15	-	7	1	3	-		318
Mortgage banking net revenue	-	5	148	2	-	-	-		155
Other noninterest income	40	80	78	2	35	64	-		299
Securities gains (losses), net	-	-	-	-	(1)	(363)	-		(364)
Securities gains, net – non qualifying hedges on mortgage servicing rights	-	-	3	-	-	-	-		3
Total noninterest income	476	711	229	386	635	(300)	(125)		2,012
Noninterest expense:
Salaries, wages and incentives	200	357	66	143	57	351	-		1,174
Employee benefits	44	100	32	29	13	74	-		292
Payment processing expense	-	15	-	-	169	-	-		184
Net occupancy expense	14	121	8	10	3	89	-		245
Technology and communications	-	13	2	2	32	92	-		141
Equipment expense	2	32	1	1	4	76	-		116
Other noninterest expense	467	397	158	196	132	(462)	(125)		763
Total noninterest expense	727	1,035	267	381	410	220	(125)		2,915
Income before income taxes and cumulative effect	967	868	277	140	213	(812)	-		1,653
Applicable income taxes (a)	274	306	98	49	75	(333)	-		469
Income before cumulative effect	693	562	179	91	138	(479)	-		1,184
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	4	-		4
Net income	$693	562	179	91	138	(475)	-		1,188
Average assets	$35,134	43,428	22,154	5,500	586	(1,563)	-		105,238
(a)	Includes taxable-equivalent adjustments of $26 million.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	General Corporate	Eliminations		Total
2005
Net interest income (a)	$1,177	1,210	424	122	(9)	72	-		2,996
Provision for loan and lease losses	90	97	89	4	18	32	-		330
Net interest income after provision for loan and lease losses	1,087	1,113	335	118	(27)	40	-		2,666
Noninterest income:
Electronic payment processing	-	143	-	1	517	(4)	(35)	(b)	622
Service charges on deposits	149	368	-	7	(1)	(1)	-		522
Investment advisory revenue	3	86	-	360	-	(5)	(86)	(c)	358
Corporate banking revenue	276	19	-	2	1	1	-		299
Mortgage banking net revenue	-	5	165	2	-	2	-		174
Other noninterest income	30	67	124	5	41	93	-		360
Securities gains (losses), net	-	-	-	-	-	39	-		39
Total noninterest income	458	688	289	377	558	125	(121)		2,374
Noninterest expense:
Salaries, wages and incentives	201	362	59	140	44	327	-		1,133
Employee benefits	46	104	30	29	9	65	-		283
Payment processing expense	-	17	-	-	127	1	-		145
Net occupancy expense	12	110	6	8	3	82	-		221
Technology and communications	3	13	1	2	31	92	-		142
Equipment expense	1	28	1	1	3	71	-		105
Other noninterest expense	434	371	214	203	125	(454)	(121)		772
Total noninterest expense	697	1,005	311	383	342	184	(121)		2,801
Income before income taxes	848	796	313	112	189	(19)	-		2,239
Applicable income taxes (a)	248	281	110	40	66	(55)	-		690
Net income	$600	515	203	72	123	36	-		1,549
Average assets	$31,062	41,139	20,627	4,568	502	4,978	-		102,876
(a)	Includes taxable-equivalent adjustments of $31 million.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp    87

ANNUAL REPORT ON FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-8076

FIFTH THIRD BANCORP Incorporated in the State of Ohio I.R.S. Employer Identification #31-0854434 Address: 38 Fountain Square Plaza Cincinnati, Ohio 45263 Telephone: (513) 534-5300

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
Common Stock , Without	The NASDAQ Stock
Par Value	Market LLC
7.25% Trust Preferred Securities of Fifth Third Capital Trust V	New York Stock Exchange
7.25% Trust Preferred Securities of Fifth Third Capital Trust VI	New York Stock Exchange

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

Large accelerated filer: ☒

Accelerated filer: ☐

Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 532,798,583 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2008. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $18,284,408,149 as of June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the Securities and Exchange Commission (“SEC”) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy

Statement for the 2008 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2007 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2007. No other information contained in this 2007 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	19-20, 89-92
	Employees	30
	Segment Information	31-34, 86-87
	Average Balance Sheets	26
	Analysis of Net Interest Income and Net Interest Income Changes	25-27
	Investment Securities Portfolio	36-37, 62-63
	Loan and Lease Portfolio	36, 63
	Risk Elements of Loan and Lease Portfolio	39-46
	Deposits	38
	Return on Equity and Assets	18
	Short-term Borrowings	38, 70
Item 1A.	Risk Factors	22-25
Item 1B.	Unresolved Staff Comments	none
Item 2.	Properties	92
Item 3.	Legal Proceedings	73-74
Item 4.	Submission of Matters to a Vote of Security Holders	none
	Executive Officers of the Bancorp	92-93
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	93-94
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-49
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39-49
Item 8.	Financial Statements and Supplementary Data	52-87
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	none
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	none
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	95
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76-78, 95
Item 13.	Certain Relationships and Related Transactions, and Director Independence	95
Item 14.	Principal Accounting Fees and Services	95
PART IV
Item 15.	Exhibits, Financial Statement Schedules	95-97
SIGNATURES		98

88    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

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

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Each of the banking subsidiaries has deposit insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of all the subsidiaries of the Bancorp.

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

Additional information regarding acquisitions is included in the Regulation and Supervision section in addition to Note 2 of the Notes to Consolidated Financial Statements.

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

The Bancorp is subject to regulation and supervision by the FRB and the Ohio Division of Financial Institutions (the “Division”). The Bancorp is required to file various reports with, and is subject to examination by, the FRB and the Division. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the Bank Holding Company Act of 1957 (“BHCA”) or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

Fifth Third Bancorp    89

ANNUAL REPORT ON FORM 10-K

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

In 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law (“FDIRA”). Pursuant to the FDIRA, the Bank Insurance Fund and Savings Association Fund were merged to create the Deposit Insurance Fund. The FDIC was granted broader authority in adjusting deposit insurance premium rates and more flexibility in establishing the designated reserve ratio. FDIRA provided assessment credits to insured depository institutions that could be used to offset 100% of insurance premiums in 2007 and 90% of premiums in 2008-2010 or until they are fully exhausted. Insured depository institutions are placed into one of four risk categories under FDIRA, with the vast majority qualifying for Risk Category I. Risk Category I institutions insurance premiums are based upon CAMELS ratings, long term debt issuer ratings (if applicable) and various financial ratios derived from the Consolidated Report of Condition and Income (“Call Report”). In 2007, the FDIC set the Deposit Insurance Fund’s designated reserve ratio at 1.25% and the Risk Category I assessment rates range from 5 to 7 basis points. The Bancorp expects to fully exhaust its assessment credits in the second quarter of 2008 and anticipates incurring $27 million of FDIC insurance premium for 2008.

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

90    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

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

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published its new capital guidelines (“Basel II”) governing the capital adequacy of large, internationally active banking organizations (“core” banking organizations with at least $250 billion in total assets or at least $10 billion in foreign exposure). In November 2007, the federal banking agencies adopted final rules to implement Basel II for core banking organizations. Under Basel II, core banking organizations will be required to enhance the measurement and management of their risks, including credit risk and operational risk, through the use of advanced approaches for calculating risk-based capital requirements. The agencies announced they will issue a proposed rule that will provide all non-core banking organizations which are not required to adopt Basel II’s advance approaches, such as Bancorp, with the option to adopt a standardized approach under Basel II. The proposed rule is intended to be finalized before the core banking organizations may start their first transition period under Basel II. This new proposal will replace the earlier proposal to adopt the so-called Basel IA option.

Until such time as the new rules for non-core banking organizations are adopted, Bancorp is unable to predict whether it will adopt a standardized approach under Basel II.

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

    Fifth Third Bancorp    91

ANNUAL REPORT ON FORM 10-K

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

The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer.” The GLBA also required that there be certain transactional activities that would not be “brokerage” activities, which banks could effect without having to register as a broker. In September 2007, the FRB and SEC approved Regulation R to govern bank securities activities. Under Regulation R, we will have until January 1, 2009 to comply by either registering as a broker-dealer or “pushing out” brokerage activities to affiliated broker-dealers. The transactional exemptions will permit, without broker-dealer registration, banks to enter into a de minimis number of riskless principal transactions, certain asset-backed transactions and certain securities lending transactions. The Bancorp is currently evaluating alternatives to ensure that its subsidiary banks will not be required to register as a broker upon the effective date.

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

Additional information regarding regulatory matters is included in Note 25 of the Notes to Consolidated Financial Statements.

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

At December 31, 2007, the Bancorp, through its banking and non-banking subsidiaries, operated 1,227 banking centers, of which 854 were owned, 270 were leased and 103 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, West Virginia, Pennsylvania, Missouri and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 22, 2008 are listed below along with their business experience during the past 5 years:

George A. Schaefer, Jr., 62. Chairman of the Bancorp since June 2006. Formerly, Mr. Schaefer was the President and Chief Executive Officer of the Bancorp and Fifth Third Bank since 1990.

Kevin T. Kabat, 51. President and Chief Executive Officer of the Bancorp since June 2006 and April 2007, respectively. Previously, Mr. Kabat was Executive Vice President of the Bancorp since December 2003. Prior to that he was President and CEO of Fifth Third Bank (Michigan) since April 2001.

Greg D. Carmichael, 46. Executive Vice President and Chief Operating Officer of the Bancorp since June 2006. Prior to that he was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003. Previously, Mr. Carmichael was the Chief Information Officer of Emerson Electric Company.

Charles D. Drucker, 44. Executive Vice President of the Bancorp since June 2005 and President of Fifth Third Processing Solutions since July 2004. Previously, Mr. Drucker was Executive Vice President and Chief Operating Officer of STAR ® Debit Services, a division of First Data Corporation.

Bruce K. Lee, 47. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Lee was President and CEO of Fifth Third Bank (Northwestern Ohio) since July 2002 and

92    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

Executive Vice President, Commercial Banking Division, Fifth Third Bank (Northwestern Ohio) since March 2001.

Christopher G. Marshall, 48. Executive Vice President and Chief Financial Officer of the Bancorp since May 2006. Previously, Mr. Marshall was a senior executive for Bank of America and served in various management capacities since 2001.

Daniel T. Poston, 49. Executive Vice President of the Bancorp since June 2003, and Controller of the Bancorp and Fifth Third Bank since July 2007. Formerly, Mr. Poston was the Auditor of the Bancorp and Fifth Third Bank since October 2001 and was Senior Vice President of the Bancorp and Fifth Third Bank since January 2002.

Paul L. Reynolds, 46. Executive Vice President, Secretary and General Counsel of the Bancorp since September 1999, January 2002 and January 2002, respectively.

Mahesh Sankaran, 45. Senior Vice President and Treasurer of the Bancorp since June 2006. Previously, Mr. Sankaran was Treasurer for Huntington Bancshares Incorporated since February 2005. Prior to that Mr. Sankaran was Treasurer for Compass Bankshares, Inc.

Robert A. Sullivan, 53. Senior Executive Vice President of the Bancorp since December 2002. Previously, Mr. Sullivan was President and CEO of Fifth Third Bank (Northwestern Ohio) since March 9, 2001.

Mary E. Tuuk, 43. Executive Vice President and Chief Risk Officer of the Bancorp since June 2007. Previously, Ms. Tuuk was Senior Vice President of Fifth Third Bancorp since 2003 and Senior Vice President of Fifth Third Bank (Western Michigan) since April 2001.

Terry E. Zink, 56. Executive Vice President of the Bancorp since March 2007 and President and CEO of Fifth Third Bank (Chicago) since January 2005. Previously Mr. Zink was the

Executive Vice President/ Region President of Wells Fargo Bank, Nebraska.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is included in the Corporate Information found on the inside of the back cover and in the discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 25 of the Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2007, the Bancorp had approximately 55,961 shareholders of record.

Issuer Purchases of Equity Securities

Period	Shares Purchased (a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs (b)
October 2007	527	$-	-	19,201,518
November 2007	377	-	-	19,201,518
December 2007	275	-	-	19,201,518
Total	1,179	$-	-	19,201,518

(a) The Bancorp repurchased 527, 377 and 275 shares during October, November and December of 2007 in connection with various employee compensation plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

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

    Fifth Third Bancorp    93

ANNUAL REPORT ON FORM 10-K

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2003 through 2007, and 1998 through 2007, respectively, compared to the S&P 500 Stock, the S&P Banks, and the NASDAQ Banks indices. Beginning with the 2008 Annual Report on Form 10-K, the performance graph will no longer compare Fifth Third’s performance to the NASDAQ Banks Index. At 12/31/07, Fifth Third was the second largest bank by market capitalization in the NASDAQ Bank Index and made up approximately seven percent of the index weighting. As a result, the NASDAQ Bank Index does not provide a strong correlation to the Bancorp’s peer performance. The Bancorp has shown the 5 and 10-year return of this Index in the following charts:

FIFTH THIRD BANCORP VS. MARKET INDICES

94    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS” and “COMPENSATION DISCUSSION AND ANALYSIS” of the Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 18 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” of the Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages
Report of Independent Registered Public Accounting Firm	51
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	52-55
Notes to Consolidated Financial Statements	56-87

The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the notes thereto.

The following lists the Exhibits to the Annual Report on Form 10-K.

3(i)	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
3(ii)	Code of Regulations of Fifth Third Bancorp, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
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

4.6

Global security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.7

First Supplemental Indenture, dated as of December 20, 2006, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.8

Global security representing Fifth Third Bancorp’s $500,000,000 5.45% Subordinated Notes due 2017. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.9

Global security representing Fifth Third Bancorp’s $250,000,000 Floating Rate Subordinated Notes due 2016. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.10

First Supplemental Indenture dated as of March 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.

4.11

Certificate Representing $500,000,000.00 of 6.50% Junior Subordinated Notes of Fifth Third Bancorp. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

4.12

Certificate Representing $250,010,000.00 of 6.50% Junior Subordinated Notes of Fifth Third Bancorp. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

Fifth Third Bancorp    95

ANNUAL REPORT ON FORM 10-K

4.13

Amended and Restated Declaration of Trust dated as of March 30, 2007 of Fifth Third Capital Trust IV among Fifth Third Bancorp, as Sponsor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

4.14

Certificate Representing 500,000 6.50% Trust Preferred Securities of Fifth Third Capital Trust IV (liquidation amount $1,000 per Trust Preferred Security). Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

4.15

Certificate Representing 250,000 6.50% Trust Preferred Securities of Fifth Third Capital Trust IV (liquidation amount $1,000 per Trust Preferred Security). Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

4.16

Certificate Representing 10 6.50% Common Securities of Fifth Third Capital Trust IV (liquidation amount $1,000 per Common Security). Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

4.17

Guarantee Agreement, dated as of March 30, 2007 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

4.18

Agreement as to Expense and Liabilities, dated as of March 30, 2007 between Fifth Third Bancorp and Fifth Third Capital Trust IV. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007.

4.19

Replacement Capital Covenant of Fifth Third Bancorp dated as of March 30, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.

4.20

Second Supplemental Indenture dated as of August 8, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.21

Certificate Representing $500,010,000 of 7.25% Junior Subordinated Notes of Fifth Third Bancorp. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.22

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

4.23

Certificate Representing 20,000,000 7.25% Trust Preferred Securities of Fifth Third Capital Trust V (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.24

Certificate Representing 400 7.25% Trust Preferred Securities of Fifth Third Capital Trust V (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2007.

4.25

Guarantee Agreement, dated as of August 8, 2007 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.26

Agreement as to Expense and Liabilities, dated as of August 8, 2007 between Fifth Third Bancorp and Fifth Third Capital Trust V. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2007.

4.27

Replacement Capital Covenant of Fifth Third Bancorp dated as of August 8, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007.

4.28

Third Supplemental Indenture dated as of October 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.

4.29

Certificate Representing $862,510,000 of 7.25% Junior Subordinated Notes of Fifth Third Bancorp. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.

4.30

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

4.31

Certificate Representing 20,000,000 7.25% Trust Preferred Securities of Fifth Third Capital Trust VI (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007. (Issuer also entered into an identical certificate on October 30, 2007 representing $362,500,000 in aggregate liquidation amount of 7.25% Trust Preferred Securities of Fifth Third Capital Trust VI.)

4.32

Certificate Representing 400 7.25% Common Securities of Fifth Third Capital Trust VI (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2007.

4.33

Guarantee Agreement, dated as of October 30, 2007 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.

4.34

Agreement as to Expense and Liabilities, dated as of October 30, 2007 between Fifth Third Bancorp and Fifth Third Capital Trust VI. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2007.

4.35

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

96    Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

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

10.15	Old Kent Executive Stock Incentive Plan of 1997, as Amended. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997. *
10.16	Old Kent Stock Incentive Plan of 1999. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999. *
10.17	Notice of Grant of Performance Units and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.18

Notice of Grant of Restricted Stock and Award Agreement (for Executive Officers). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.19	Notice of Grant of Stock Appreciation Rights and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.20	Notice of Grant of Restricted Stock and Award Agreement (for Directors). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.21	Franklin Financial Corporation 1990 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.22	Franklin Financial Corporation 2000 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Registration Statement on Form S-8, Registration No. 333-52928. *
10.23

Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.24	Southern Community Bancorp Equity Incentive Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *
10.25	Southern Community Bancorp Director Statutory Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *
10.26	Peninsula Bank of Central Florida Key Employee Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.27	Peninsula Bank of Central Florida Director Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.28	First Bradenton Bank Amended and Restated Stock Option Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. *

10.29	Letter Agreement with R. Mark Graf. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *
10.30

Amendment Dated January 16, 2006 to the Letter Agreement with R. Mark Graf. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2006.

10.31

Separation Agreement between Fifth Third Bancorp and Neal E. Arnold dated as of December 14, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2005. *

10.32

Stipulation and Agreement of Settlement dated March 29, 2005, as Amended. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.33	Amendment to Stipulation dated May 10, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.
10.34	Second Amendment to Stipulation dated August 12, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.
10.35

Order and Final Judgment of the United States District Court for the Southern District of Ohio. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.36	Offer letter from Fifth Third Bancorp to Christopher G. Marshall dated April 12, 2006. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*
10.37

Form of Executive Agreements effective February 19, 2007, between Fifth Third Bancorp and Kevin T. Kabat, Robert A. Sullivan, Greg D. Carmichael, Christopher G. Marshall, Carlos Winston Wilkinson, Bruce K. Lee and Charles D. Drucker. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006. *

10.38

Form of Executive Agreements effective February 19, 2007, between Fifth Third Bancorp and Paul L. Reynolds, Malcolm D. Griggs and Daniel T. Poston. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006. *

10.39

Form of Executive Agreement effective February 19, 2007, between Fifth Third Bancorp and Mahesh Sankaran. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006. *

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
14	Code of Ethics. Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2007.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
*	Denotes management contract or compensatory plan or arrangement.

Fifth Third Bancorp    97

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

Kevin T. Kabat

President and CEO

Principal Executive Officer

February 22, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 22, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

Kevin T. Kabat

President and CEO

Principal Executive Officer

Christopher G. Marshall

Executive Vice President and CFO

Principal Financial Officer

Daniel T. Poston

Executive Vice President and Controller

Principal Accounting Officer

DIRECTORS:

Darryl F. Allen

John F. Barrett

Ulysses L. Bridgeman, Jr.

James P. Hackett

Gary R. Heminger

Allen M. Hill

Kevin T. Kabat

Robert L. Koch II

Mitchel D. Livingston, Ph.D.

Hendrik G. Meijer

James E. Rogers

George A. Schaefer, Jr.

John J. Schiff, Jr.

Dudley S. Taft

Thomas W. Traylor

98    Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest-Bearing Deposits in Banks (a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2007	$78,348	257	107	$11,630	$90,342	$2,315	$10,613	$102,477
2006	73,493	252	126	20,910	94,781	2,495	8,713	105,238
2005	67,737	88	105	24,806	92,736	2,758	8,102	102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896
2003	52,414	92	215	28,640	81,361	1,600	5,250	87,481
2002	45,539	155	184	23,246	69,124	1,551	5,007	75,037
2001	44,888	69	132	19,737	64,826	1,482	5,000	70,683
2000	42,690	118	82	18,630	61,520	1,456	4,229	66,611
1999	38,652	224	103	16,901	55,880	1,628	3,344	60,292
1998	36,014	241	135	16,090	52,480	1,566	2,782	56,306

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates - $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2007	$13,261	$14,820	$14,836	$6,308	$10,778	$6,466	$3,155	$69,624	$6,890	$76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774
2003	10,482	18,679	8,020	3,189	6,426	3,832	3,862	54,490	12,373	66,863
2002	8,953	16,239	9,465	1,162	8,855	2,237	2,018	48,929	7,191	56,120
2001	7,394	11,489	4,928	2,552	13,473	3,821	1,992	45,649	8,799	54,448
2000	6,257	9,531	5,799	939	13,716	4,283	3,896	44,421	9,725	54,146
1999	6,079	8,553	6,206	1,328	13,858	4,197	952	41,173	8,573	49,746
1998	5,627	7,030	6,332	1,471	15,117	3,856	270	39,703	7,095	46,798

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share (b)
								Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared		Earnings	Diluted Earnings	Dividend Payout Ratio
2007	$6,027	$3,018	$2,467	$3,311	$1,075	$2.00	$1.99	$1.70		$2.00	$1.99	84.9%
2006	5,955	3,082	2,012	2,915	1,188	2.14	2.13	1.58		2.14	2.13	74.2
2005	4,995	2,030	2,374	2,801	1,548	2.79	2.77	1.46		2.79	2.77	52.7
2004	4,114	1,102	2,355	2,863	1,524	2.72	2.68	1.31		2.72	2.68	48.9
2003	3,991	1,086	2,398	2,466	1,664	2.91	2.87	1.13		2.91	2.87	39.4
2002	4,129	1,430	2,111	2,265	1,530	2.64	2.59	.98		2.64	2.59	37.8
2001	4,709	2,278	1,732	2,397	1,001	1.74	1.70	.83		1.74	1.70	48.8
2000	4,947	2,697	1,430	1,981	1,054	1.86	1.83	.70		1.70	1.68	41.7
1999	4,199	2,026	1,302	1,954	871	1.55	1.53	.58	2/3	1.32	1.29	45.5
1998	4,052	2,047	1,135	1,800	759	1.36	1.34	.47	1/3	1.09	1.06	44.6

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT SHARE DATA)
		Shareholders’ Equity
Year	Common Shares Outstanding (b)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share (b)	Allowance for Loan and Lease Losses
2007	532,671,925	$1,295	$9	$1,779	$8,413	$(126)	$(2,209)	$9,161	$17.20	$937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.02	771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	17.00	744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	16.00	713
2003	566,685,301	1,295	9	1,964	6,481	(120)	(962)	8,667	15.29	697
2002	574,355,247	1,295	9	2,010	5,465	369	(544)	8,604	14.98	683
2001	582,674,580	1,294	9	1,943	4,502	8	(4)	7,752	13.31	624
2000	569,056,843	1,263	9	1,454	3,982	28	(1)	6,735	11.83	609
1999	565,425,468	1,255	9	1,090	3,551	(302)	-	5,603	9.91	573
1998	557,438,774	1,238	9	887	3,179	135	(58)	5,390	9.67	532

(a) Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.

(b) Adjusted for stock splits in 2000 and 1998.

Fifth Third Bancorp    99

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP

DIRECTORS

George A. Schaefer, Jr.

Chairman

Fifth Third Bancorp

Kevin T. Kabat

President & CEO

Fifth Third Bancorp

Darryl F. Allen

Retired Chairman

President & CEO

Aeroquip-Vickers, Inc.

John F. Barrett

Chairman, President & CEO

Western & Southern Financial

Group

Ulysses L. Bridgeman, Jr.

President

ERJ Inc. and Manna, Inc.

James P. Hackett

President & CEO

Steelcase, Inc.

Gary R. Heminger

Executive Vice President

Marathon Oil Corporation

Allen M. Hill

Retired President & CEO

DPL, Inc.

Robert L. Koch II

President & CEO

Koch Enterprises, Inc.

Mitchel D. Livingston, Ph.D.

Vice President for Student

Affairs and Services

University of Cincinnati

Hendrik G. Meijer

Co-Chairman & CEO

Meijer, Inc.

James E. Rogers

Chairman, President & CEO

Duke Energy Corp.

John J. Schiff, Jr.

Chairman, President & CEO

Cincinnati Financial

Corporation & Cincinnati

Insurance Company

Dudley S. Taft

President

Taft Broadcasting Company

Thomas W. Traylor

Chairman, President & CEO

Traylor Bros., Inc.

DIRECTORS EMERITI

Neil A. Armstrong

Philip G. Barach

Vincent H. Beckman

J. Kenneth Blackwell

Milton C. Boesel, Jr.

Douglas G. Cowan

Thomas L. Dahl

Ronald A. Dauwe

Gerald V. Dirvin

Thomas B. Donnell

Nicholas M. Evans

Richard T. Farmer

Louis R. Fiore

John D. Geary

Ivan W. Gorr

Joseph H. Head, Jr.

William G. Kagler

William J. Keating

Jerry L. Kirby

Robert B. Morgan

Michael H. Norris

David E. Reese

Brian H. Rowe

C. Wesley Rowles

Donald B. Shackelford

David B. Sharrock

Stephen Stranahan

Dennis J. Sullivan, Jr.

N. Beverley Tucker, Jr.

Alton C. Wendzel

FIFTH THIRD BANCORP

OFFICERS

George A. Schaefer, Jr.

Chairman

Kevin T. Kabat

President & CEO

Greg D. Carmichael

Executive Vice President &

Chief Operating Officer

Charles D. Drucker

Executive Vice President

Bruce K. Lee

Executive Vice President

Christopher G. Marshall

Executive Vice President &

Chief Financial Officer

Daniel T. Poston

Executive Vice President & Controller

Paul L. Reynolds

Executive Vice President,

Secretary & General Counsel

Mahesh Sankaran

Senior Vice President &

Treasurer

Robert A. Sullivan

Senior Executive Vice

President

Mary E. Tuuk

Executive Vice President &
Chief Risk Officer

Terry E. Zink

Executive Vice President

AFFILIATE CHAIRMEN

Charlie W. Brinkley, Jr.

Central Florida

H. Lee Cooper

Southern Indiana

Gordon E. Inman

Tennessee

R. Daniel Sadlier

Western Ohio

Donald B. Shackelford

Central Ohio

John S. Szuch

Northwestern Ohio

REGIONAL PRESIDENTS

Todd F. Clossin

Dan W. Hogan

Gregory L. Kosch

Robert A. Sullivan

Michelle L. VanDyke

Terry E. Zink

AFFILIATE PRESIDENTS & CEOs

Samuel G. Barnes

Central Kentucky

John Bultema III

Central Florida

David A. Call

Ohio Valley

Todd F. Clossin

Northeastern Ohio

John N. Daniel

Southern Indiana

Mark Eckhoff

Northern Michigan

Kent Ellert

South Florida

David Girodat

Eastern Michigan

Dan W. Hogan

Tennessee

Brian P. Keenan

Tampa Bay

Robert W. LaClair

Northwestern Ohio

Philip R. McHugh

Louisville

Jordan A. Miller, Jr.

Central Ohio

John E. Pelizzari

Central Indiana

Robert A. Sullivan

Cincinnati

Michelle L. VanDyke

Western Michigan

Raymond J. Webb

Western Ohio

Charles N. Reeves

Chicago

FIFTH THIRD BANCORP

BOARD COMMITTEES

Executive Committee

George A. Schaefer, Jr.,

    Chairman

James P. Hackett

Allen M. Hill

Kevin T. Kabat

Robert L. Koch II

Dudley S. Taft

Audit Committee

Gary R. Heminger, Chairman

Darryl F. Allen, Vice

    Chairman

John F. Barrett

Ulysses L. Bridgeman, Jr.

Robert L. Koch II

Compensation Committee

Allen M. Hill, Chairman

James P. Hackett

Hendrik G. Meijer

James E. Rogers

Nominating and Corporate

Governance Committee

Dudley S. Taft, Chairman

Darryl F. Allen

Mitchel D. Livingston, Ph.D.

James E. Rogers

Risk and Compliance

Committee

John F. Barrett, Chairman

Ulysses L. Bridgeman, Jr.

Gary R. Heminger

Hendrik G. Meijer

Thomas W. Traylor

Trust Committee

Mitchel D. Livingston, Ph.D.,

    Chairman

Kevin T. Kabat

John J. Schiff, Jr.

100    Fifth Third Bancorp