Form 10-Q
period 2008-03-31
FIFTH THIRD BANCORP
filed 2008-05-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

There were 532,106,075 shares of the Registrant’s Common Stock, without par value, outstanding as of March 31, 2008.

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) changes and trends in capital markets; (8) competitive pressures among depository institutions increase significantly; (9) effects of critical accounting policies and judgments; (10) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (11) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (12) ability to maintain favorable ratings from rating agencies; (13) fluctuation of Fifth Third’s stock price; (14) ability to attract and retain key personnel; (15) ability to receive dividends from its subsidiaries; (16) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (17) effects of accounting or financial results of one or more acquired entities; (18) difficulties in combining the operations of acquired entities; (19) ability to secure confidential information through the use of computer systems and telecommunications networks; and (20) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on Fifth Third’s web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s (“Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: Selected Financial Data

For the three months ended March 31 ($ in millions, except per share data)	2008	2007	Percent Change
Income Statement Data
Net interest income (a)	$826	742	11%
Noninterest income	864	608	42
Total revenue (a)	1,690	1,350	25
Provision for loan and lease losses	544	84	550
Noninterest expense	715	753	(5)
Net income	286	359	(20)

Common Share Data
Earnings per share, basic	$.54	.65	(17)%

Earnings per share, diluted	.54	.65	(17)
Cash dividends per common share	.44	.42	5
Book value per share	17.57	17.82	(1)
Dividend payout ratio	81.8%	64.5	27

Financial Ratios
Return on average assets	1.03%	1.47	(30)%
Return on average equity	12.3	14.6	(16)
Average equity as a percent of average assets	8.43	10.05	(16)
Tangible equity	6.22	7.65	(19)
Net interest margin (a)	3.41	3.44	(1)
Efficiency (a)	42.3	55.8	(24)

Credit Quality
Net losses charged off	$276	71	289%
Net losses charged off as a percent of average loans and leases	1.37%	.39	251
Allowance for loan and lease losses as a percent of loans and leases	1.49	1.05	42
Allowance for credit losses as a percent of loans and leases (b)	1.62	1.15	41
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	1.96	.66	197

Average Balances
Loans and leases, including held for sale	$84,912	75,860	12%
Total securities and other short-term investments	12,597	11,710	8
Total assets	111,291	99,192	12
Transaction deposits (c)	53,458	50,103	7
Core deposits (d)	64,342	61,140	5
Wholesale funding (e)	33,219	24,193	37
Shareholders’ equity	9,379	9,970	(6)

Regulatory Capital Ratios
Tier I capital	7.72%	8.71	(11)%
Total risk-based capital	11.34	11.19	1
Tier I leverage	8.28	9.36	(12)

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended March 31, 2008 and 2007 were $6 million.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(c)	Includes demand, interest checking, savings, money market and foreign office deposits.
(d)	Includes transaction deposits plus other time.
(e)	Includes certificates $100,000 and over, other foreign deposits, federal funds purchased, short-term borrowings and long-term debt.

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2008, the Bancorp had $111.4 billion in assets, operated 18 affiliates with 1,232 full-service Banking Centers including 107 Bank Mart® locations open seven days a week inside select grocery stores and 2,221 Jeanie® ATMs in the Midwestern and Southeastern regions of the United States. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Fifth Third Processing Solutions (“FTPS”) and Investment Advisors.

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

The Bancorp’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended March 31, 2008, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 49% and 51% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by loan defaults and inadequate collateral due to a weakening economy within the Bancorp’s footprint.

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

Noninterest income is derived primarily from electronic funds transfer (“EFT”) and merchant transaction processing fees, card interchange, fiduciary and investment management fees, corporate banking revenue, service charges on deposits and mortgage banking revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, in addition to expenses incurred in the processing of credit and debit card transactions for its customers and merchant and financial institution clients.

On August 16, 2007, the Bancorp announced an agreement to acquire First Charter Corporation (“First Charter”), a regional financial services company with assets of $4.8 billion and that operates 57 branches in North Carolina and 2 in suburban Atlanta. The Bancorp has received legal and regulatory approvals and the acquisition will close on June 6, 2008.

Earnings Summary

The Bancorp’s net income was $286 million in the first quarter of 2008, a 20% decrease compared to $359 million for the same period last year. First quarter 2008 results reflected the impact of a gain of $273 million pre-tax related to the redemption of a portion of Fifth Third’s ownership interests in Visa, Inc. (“Visa”), as well as the reversal of a portion of previously recorded litigation reserves of $152 million pre-tax, both related to Visa’s initial public offering (“IPO”). Current quarter results also reflect an increase in the provision for loan and lease losses due to deteriorating credit quality within the Bancorp’s footprint. Reported results also included a non-cash charge of $152 million pre-tax to further reduce the current cash surrender value of one of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Bancorp’s bank-owned life insurance (“BOLI”) policies. This charge reflected an additional $8 million recorded subsequent to the Bancorp’s issuance of its first quarter 2008 earnings. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s BOLI policies.

Net interest income (FTE) increased 11%, from $742 million to $826 million, compared to the same period last year reflecting a widening of the net interest rate spread coupled with a 12% increase in average loans and leases. Net interest margin was 3.41% in the first quarter of 2008, a decrease of 3 basis points (“bp”) from the first quarter of 2007. The decrease in net interest margin from the first quarter of 2007 was largely due to widening of the net interest rate spread offset by growth in earning assets and lower free funding in the first quarter of 2008.

Noninterest income increased 42%, from $608 million to $864 million, over the same period last year. As mentioned previously, the increase was positively impacted by $273 million in gains associated with Visa’s IPO in the first quarter of 2008, and negatively impacted by the $152 million charge taken to reduce the cash surrender value of one of the Bancorp’s BOLI policies. First quarter results also included net securities gains of $30 million. Excluding these items, noninterest income increased 17% from a year ago due to growth in mortgage banking revenue, payments processing, deposit service charges and corporate banking revenue.

Noninterest expense decreased five percent compared to the first quarter of 2007. Noninterest expense in the first quarter of 2008 included the reversal of $152 million in litigation reserves related to the Bancorp’s indemnification of Visa litigation settlements, $9 million in severance-related costs and $7 million in acquisition-related expenses. Noninterest expense in the first quarter of 2007 included $1 million in severance-related costs. Excluding the above items, noninterest expense increased 13% from the first quarter of 2007, primarily due to the inclusion of approximately $20 million in mortgage origination costs related to the adoption of Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) that were historically recorded in mortgage banking net revenue along with increases in volume-related processing expense, incentive compensation, branch expansion related expenses including R-G Crown Bank (“Crown”) and investments in technology. Refer to the Noninterest Income section in Management’s Discussion and Analysis and Note 15 of the Notes to Condensed Consolidated Financial Statements for more information on the adoption of SFAS No. 159.

The Bancorp maintains a conservative approach to both lending and investing activities as it does not originate or hold subprime loans, nor does it hold collateralized debt obligations (“CDO’s”) or asset-backed securities backed by subprime loans in its securities portfolio. However, the Bancorp has exposure to the housing markets, which continued to weaken considerably during the first quarter of 2008, particularly in the upper Midwest and Florida. Consequently, the provision for loan and lease losses increased to $544 million for the three months ended March 31, 2008 compared to $84 million during the first quarter of 2007. In addition, net charge-offs as a percent of average loans and leases were 1.37% in the first quarter of 2008 compared to .39% in the first quarter of 2007. At March 31, 2008, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned increased to 1.96% from .66% at March 31, 2007. Refer to the Credit Risk Management section in Management’s Discussion and Analysis for more information on credit quality.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of March 31, 2008, the Tier I capital ratio was 7.72%, the Tier I leverage ratio was 8.28% and the total risk-based capital ratio was 11.34%. The Bancorp had senior debt ratings of “Aa3” with Moody’s, “A+” with Standard & Poor’s, “AA-” with Fitch Ratings and “AAL” with DBRS Ltd. at March 31, 2008, which indicate the Bancorp’s strong capacity to meet financial commitments. The “well-capitalized” capital ratios along with strong credit ratings provide the Bancorp with access to the capital markets.

The Bancorp continues to invest in the geographic areas that offer the best growth prospects through acquisitions and de novo expansion, while at the same time meeting the banking needs of our existing communities through a well-distributed banking center network. During the first quarter of 2008, the Bancorp opened 5 additional banking centers with plans to open an additional 32 banking centers throughout the remainder of 2008. New banking centers in 2008 will mostly be in high growth markets such as Florida, Chicago, Tennessee, Georgia and North Carolina.

RECENT ACCOUNTING STANDARDS

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the significant new accounting standards adopted by the Bancorp during 2008 and 2007 and the expected impact of significant accounting standards issued but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting polices require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

results of operations and cash flows. The Bancorp has five critical accounting policies, which include the accounting for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights and fair value measurements.

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

Loans acquired by the Bancorp through a purchase business combination are evaluated for credit impairment at acquisition. Reductions to the carrying value of the acquired loans as a result of credit impairment are recorded as an adjustment to goodwill. The Bancorp does not carry over the acquired company’s allowance for loan and lease losses, nor does the Bancorp add to its existing allowance for the acquired loans as part of purchase accounting.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $81 million at March 31, 2008. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $45 million at March 31, 2008. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As of January 1, 2007, the Bancorp adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for the impact of adopting this Interpretation. As described in greater detail in Note 8 of the Notes to Condensed Consolidated Financial Statements, the Internal Revenue Service is currently challenging the Bancorp’s tax treatment of certain leasing transactions. For additional information on income taxes, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

The change in the fair value of mortgage servicing rights (“MSRs”) at March 31, 2008, due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $30 million and $58 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $33 million and $70 million, respectively. The change in the fair value of the MSR portfolio at March 31, 2008, due to immediate 10% and 20% adverse

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

changes in the discount rate assumption would be approximately $20 million and $39 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $22 million and $45 million, respectively. Sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

Fair Value Measurements

Effective January 1, 2008, the Bancorp adopted SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves converting future amounts to a single present amount. The measurement is valued based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bancorp has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Bancorp’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Bancorp’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The Bancorp measures financial assets and liabilities at fair value in accordance with SFAS No. 157. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments; available-for-sale securities, residential mortgage loans held for sale and certain derivatives. The following is a summary of valuation techniques utilized by the Bancorp for its significant financial assets and liabilities.

Available- for-sale securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. A significant portion of the Bancorp’s available-for-sale securities are agency mortgage-backed securities that are fair valued using a market approach and the Bancorp has determined them to be Level 2 in the fair value hierarchy.

Residential mortgage loans held for sale

For residential mortgage loans held for sale, fair value is estimated based upon mortgage backed securities prices and spreads to those prices or, for certain assets, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. Residential mortgage

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

loans held for sale are fair valued using a market approach and the Bancorp has determined them to be Level 2 in the fair value hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. The majority of the Bancorp’s derivative positions are valued utilizing models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. A majority of the derivatives are fair valued using an income approach and the Bancorp has determined them to be Level 2 in the fair value hierarchy.

No material changes have been made during the three months ended March 31, 2008 to the valuation techniques or models described previously.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness.

Effective January 1, 2008, the Bancorp adopted SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Upon election of the fair value option in accordance with SFAS No. 159, subsequent changes in fair value are recorded as an adjustment to earnings. The Bancorp elected to measure residential mortgage loans originated on or after January 1, 2008 and designated as held for sale at fair value in accordance with the provisions of SFAS No. 159.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Net interest income (FTE) was $826 million for the first quarter of 2008, an increase of $41 million from the fourth quarter of 2007 and $84 million from the first quarter of 2007. The increase from the first quarter of 2007 resulted from a 12% increase in average loan and lease balances combined with a 28 bp increase in net interest spread. The sequential increase in net interest income was related to a 26 bp increase in net interest rate spread primarily caused by a decrease in the cost of interest-bearing liabilities compared to interest-earning assets and an overall increase in interest-earning assets offset by the impact of a lower day count in the quarter.

Net interest margin decreased to 3.41% in the first quarter of 2008 compared to 3.44% in the first quarter of 2007 and increased from 3.29% in the fourth quarter of 2007. The decrease in net interest margin from the first quarter of 2007 was the result of an 11% increase in interest-earning assets, a 12% decrease in average yield on those assets coupled with a 37% increase in wholesale funding and a 15% decrease in the Bancorp’s net free funding position. The sequential increase of 12 bp was primarily the result of an increase of 26 bp in the net interest rate spread from 2.74% in the fourth quarter of 2007 to 3.00% in the first quarter of 2008.

Total average interest-earning assets increased 3% on a sequential basis and 11% from the first quarter of 2007. Average total commercial loans increased six percent from the fourth quarter of 2007 while consumer loans and interest-bearing investments were relatively flat. On a year-over-year basis, average total commercial loans increased 17% and consumer loans increased six percent from the first quarter of 2007, respectively. This increase was concentrated in commercial and industrial loans, which increased 27% and credit cards, which increased 63% since the first quarter of 2007. Additionally, the investment portfolio increased eight percent compared to the first quarter of 2007.

The growth in average loans and leases since the first quarter of 2007 outpaced core deposit growth by $5.9 billion. In the first quarter of 2008, wholesale funding represented 39% of interest-bearing liabilities, up from 34% in the first quarter of 2007. The increase in wholesale funding as a percentage of interest-bearing liabilities was the result of the issuance of $1.0 billion in subordinated notes in February 2008 and $2.2 billion of trust preferred securities during 2007 offset by the repurchase of $690 million of mandatorily redeemable securities, which occurred in the fourth quarter of 2007.

Interest income (FTE) from loans and leases decreased $22 million, or two percent, compared to the first quarter of 2007 and decreased $95 million, or seven percent, compared to the fourth quarter of 2007. The decrease from the first quarter of 2007 was the result of a 91 bp decrease in average rates offset by a $9 billion, or 12%, increase in average loan and lease balances. The decrease from the fourth quarter of 2007 was due to a 57 bp decrease in average rates offset by a $3 billion, or three percent, increase in average loan and lease balances.

Interest income (FTE) from investment securities and short-term investments increased seven percent compared to the first quarter of 2007 and decreased five percent compared to the fourth quarter of 2007. The increase from the first quarter of 2007 was the result of an eight percent, or $887 million, increase in the average investment portfolio offset by a decrease in the weighted-average yield of 7 bp. The decrease from the fourth quarter of 2007 was due to a decrease in the weighted-average yield of 21 bp while the average balances remained relatively flat.

Core deposits increased $3.2 billion, or five percent, compared to the first quarter of last year and increased $1.4 billion, or two percent compared to the sequential quarter. During the first quarter of 2008, the Bancorp continued to adjust its consumer deposit rates, which has resulted in the migration of balances from interest checking into higher interest rate accounts such as savings and money markets accounts. The Bancorp also experienced a $1.1 billion increase in foreign office deposits since the first quarter of last year primarily due to an increase in Eurodollar sweep accounts for the Bancorp’s commercial customers. Interest rates on these deposits are comparable to other commercial deposit accounts. During the first quarter of 2008, interest checking balances represented 29% of average interest-bearing core deposits, compared to 32% in the first quarter of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	March 31, 2008			March 31, 2007			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$26,617	$397	5.99%	$20,908	$387	7.50%	$94	$(84)	$10
Commercial mortgage	12,052	188	6.28	10,566	190	7.31	25	(27)	(2)
Commercial construction	5,577	78	5.64	6,014	115	7.74	(8)	(29)	(37)
Commercial leases	3,723	40	4.30	3,661	39	4.34	1	—	1

Subtotal – commercial	47,969	703	5.89	41,149	731	7.20	112	(140)	(28)
Residential mortgage loans	11,699	179	6.14	10,166	155	6.17	23	1	24
Home equity	11,846	190	6.46	12,072	229	7.69	(4)	(35)	(39)
Automobile loans	10,542	168	6.41	10,230	156	6.17	5	7	12
Credit card	1,660	38	9.15	1,021	30	12.17	16	(8)	8
Other consumer loans/leases	1,196	16	5.52	1,222	15	5.10	—	1	1

Subtotal – consumer	36,943	591	6.43	34,711	585	6.84	40	(34)	6

Total loans and leases	84,912	1,294	6.13	75,860	1,316	7.04	152	(174)	(22)
Securities:
Taxable	11,560	147	5.13	10,951	137	5.06	7	3	10
Exempt from income taxes (b)	403	7	7.31	534	10	7.40	(3)	—	(3)
Other short-term investments	634	5	3.08	225	3	5.71	4	(2)	2

Total interest-earning assets	97,509	1,453	5.99	87,570	1,466	6.79	160	(173)	(13)
Cash and due from banks	2,236			2,251
Other assets	12,477			10,140
Allowance for loan and lease losses	(931)			(769)

Total assets	$111,291			$99,192

Liabilities
Interest-bearing liabilities:
Interest checking	$14,836	$53	1.44%	$15,509	$88	2.31%	$(4)	$(31)	$(35)
Savings	16,075	73	1.81	13,689	111	3.27	17	(55)	(38)
Money market	6,896	47	2.74	6,377	70	4.46	5	(28)	(23)
Foreign office deposits	2,443	15	2.48	1,343	14	4.32	8	(7)	1
Other time deposits	10,884	116	4.30	11,037	125	4.59	(2)	(7)	(9)
Certificates – $100,000 and over	5,835	64	4.44	6,682	85	5.17	(10)	(11)	(21)
Other foreign office deposits	3,861	31	3.22	364	5	5.31	29	(3)	26
Federal funds purchased	5,258	43	3.26	2,505	33	5.30	26	(16)	10
Other short-term borrowings	4,937	37	3.02	2,400	26	4.37	21	(10)	11
Long-term debt	13,328	148	4.48	12,242	167	5.54	14	(33)	(19)

Total interest-bearing liabilities	84,353	627	2.99	72,148	724	4.07	104	(201)	(97)
Demand deposits	13,208			13,185
Other liabilities	4,351			3,889

Total liabilities	101,912			89,222
Shareholders’ equity	9,379			9,970

Total liabilities and shareholders’ equity	$111,291			$99,192

Net interest income		$826			$742		$56	$28	$84
Net interest margin			3.41%			3.44%
Net interest rate spread			3.00			2.72
Interest-bearing liabilities to interest-earning assets			86.51			82.39

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $6 million for the three months ended March 31, 2008 and 2007.

The cost of interest-bearing core deposits was 2.39% in the first quarter of 2008, which was a decrease of 106 bp from 3.45% in the first quarter of 2007 and 67 bp from 3.06% in the fourth quarter of 2007. The decrease in the cost of interest-bearing core deposits is a result of effective management of interest rates offered on these products during a period of declining market rates.

The interest expense on wholesale funding increased two percent to $323 million compared to the prior year quarter primarily due to the $9.0 billion increase in average balances. This increase in average balances was offset by decreases in the federal funds rate

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

totaling 300 bp since the first quarter of 2007. Interest on wholesale funding decreased $64 million, or 17%, since the fourth quarter of 2007. This decrease was a result of decreases in the federal funds rate totaling 200 bp during the first quarter of 2008 offset by a six percent increase in average balances.

The Bancorp’s net free funding position decreased 15% from $15.4 billion in the first quarter of 2007 to $13.2 billion in the first quarter of 2008. The decrease in the net free funding position since the first quarter of 2007 was primarily a result of share repurchases of $1.1 billion or 27 million shares in 2007.

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

The provision for loan and lease losses increased to $544 million in the first quarter of 2008 compared to $84 million in the same period last year. The primary factors in the increase was the increase in delinquencies, the deterioration in residential real estate collateral values in certain of the Bancorp’s key lending markets and declines in general economic conditions. As of March 31, 2008, the allowance for loan and lease losses as a percent of loans and leases increased to 1.49% from 1.05% at March 31, 2007.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended March 31, 2008, noninterest income increased by $256 million, or 42%, on a year-over-year basis. The components of noninterest income for these periods are as follows:

TABLE 3: Noninterest Income

For the three months ended March 31 ($ in millions)	2008	2007	Percent Change
Electronic payment processing revenue	$213	185	15
Service charges on deposits	147	126	17
Corporate banking revenue	107	83	30
Mortgage banking net revenue	97	40	144
Investment advisory revenue	93	96	(3)
Other noninterest income	177	78	128
Securities gains, net	27	—	NM	(a)
Securities gains, net – non-qualifying hedges on mortgage servicing rights	3	—	NM	(a)

Total noninterest income	$864	608	42

(a)	Percentage change is not meaningful.

Electronic payment processing revenue increased $28 million, or 15%, in the first quarter of 2008 compared to the same period last year as FTPS realized growth in each of its three product lines. Merchant processing revenue increased 23%, to $76 million, compared to the same period in 2007 due to an increase in revenue of $6 million resulting from the addition of new national merchant customers and $5 million resulting from increases in merchant transaction volumes. Financial institutions revenue increased to $80 million, up $5 million or six percent, compared to the first quarter of 2007 as a result of continued success in attracting financial institution customers. The Bancorp handles processing for approximately 2,700 financial institutions compared to approximately 2,400 in the same quarter last year. Card issuer interchange increased 17%, to $57 million, compared to the same period in 2007 due to continued growth related to credit card usage. The Bancorp processes over 26.7 billion transactions annually and handles electronic processing for over 157,000 merchant locations worldwide.

Service charges on deposits were up $21 million, or 17%, in the first quarter of 2008 compared to the same period last year. Commercial deposits revenue increased $10 million, or 17%, compared to the prior year. This increase included a positive impact of $7 million to revenue due to a decrease in earnings credits on compensating balances resulting from the change in short-term interest rates. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Retail deposit revenue increased 17% in the first quarter of 2008 compared to the same period last year. The increase in retail service

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

charges was attributable to higher customer activity and growth in the number of customer accounts. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Bancorp.

Corporate banking revenue increased $24 million to $107 million in the first quarter of 2008, up 30% over the comparable period in 2007. The growth in corporate banking revenue was largely attributable to higher foreign exchange derivative income of $24 million, an increase of $11 million compared to the prior year quarter. Growth also occurred in lease remarketing fees, which were $9 million in the first quarter of 2008 compared to less than $1 million in the first quarter of 2007. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Mortgage banking net revenue increased to $97 million in the first quarter of 2008 from $40 million in the same period last year. The components of mortgage banking net revenue for the three months ended March 31, 2008 and 2007 are shown in Table 4.

TABLE 4: Components of Mortgage Banking Net Revenue

For the three months ended March 31 ($ in millions)	2008	2007
Origination fees and gains (losses) on loan sales	$93	26
Servicing revenue:
Servicing fees	40	34
Servicing rights amortization	(33)	(20)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(3)	—

Net servicing revenue	4	14

Mortgage banking net revenue	$97	40

Mortgage banking revenue increased significantly compared to the prior year quarter due to strong growth in originations, higher sales margins and the impact of the adoption of SFAS No. 159 for residential mortgage loans held for sale. Mortgage originations increased 41% to 4.0 billion in comparison to the same quarter last year due to the decrease in interest rates during the current quarter and the exit or scaling back of the Bancorp’s competitors within the mortgage business. The increase in loan sales and higher sales margins contributed $26 million and $12 million, respectively, to the increase in mortgage banking revenue. The adoption of SFAS No. 159 on January 1, 2008 for residential mortgage loans held for sale also contributed approximately $25 million to the increase in mortgage banking revenue. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized as expense when incurred and included in noninterest expense.

Mortgage net servicing revenue decreased $10 million compared to the same period last year. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Bancorp’s total residential mortgage loans serviced at March 31, 2008 and 2007 was $47.5 billion and $40.0 billion, respectively, with $36.5 billion and $30.2 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 4 of the Notes to the Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. The Bancorp recognized a gain from MSR derivatives of $53 million, offset by a temporary impairment of $56 million, resulting in a net loss of $3 million for the three months ended March 31, 2008 related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities (primarily principal only strips) as a component of its non-qualifying hedging strategy. The Bancorp recognized a gain of $3 million on the sale of securities related to mortgage servicing rights during the first quarter of 2008.

Investment advisory revenues decreased $3 million, or three percent, from the first quarter of 2007. Institutional trust revenue decreased three percent from $69 million in the first quarter of 2007 to $67 million in the first quarter of 2008 primarily as a result of market value declines. Brokerage fee income, which includes Fifth Third Securities income, decreased four percent from $27 million in the first quarter of 2007 to $26 million in the first quarter of 2008 as investors migrated balances from stock and bond funds to money markets funds. The Bancorp continues to focus its sales efforts on improving execution in retail brokerage and retail mutual funds and on growing the institutional money management business by improving penetration and cross-selling in its large middle-market commercial customer base. The Bancorp is one of the largest money managers in the Midwest and, as of March 31, 2008, had approximately $212 billion in assets under care and managed $31 billion in assets for individuals, corporations and not-for-profit organizations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income are as follows:

TABLE 5: Components of Other Noninterest Income

For the three months ended March 31 ($ in millions)	2008	2007
Cardholder fees	$15	13
Consumer loan and lease fees	12	10
Insurance income	11	7
Operating lease income	10	7
Bank owned life insurance (loss) income	(135)	21
Gain on redemption of Visa, Inc. ownership interests	273	—
Other	(9)	20

Total other noninterest income, net	$177	78

Other noninterest income increased $99 million in the first quarter of 2008 compared to the same period last year primarily due to a $273 million gain from the redemption of a portion of the Bancorp’s ownership interest in Visa, Inc. offset by a $152 million charge to further reduce the current cash surrender value of one of the Bancorp’s BOLI policies.

Noninterest Expense

During the first quarter of 2008, the Bancorp continued its investment in the expansion of the retail distribution network and in its information technology infrastructure. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 42.3% and 55.8% for the first quarter of 2008 and 2007, respectively. The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage, and on expense control, although cost savings initiatives will continue to be somewhat mitigated by investments in new de novo branches. The Bancorp views investments in information technology and banking center expansion as its platform for future growth and increasing expense efficiency.

Total noninterest expense decreased $38 million, or five percent, in the first quarter of 2008 compared to the same period last year. The first quarter results include the reversal of $152 million in Visa litigation reserves originally recorded in 2007, $9 million in severance expenses and $7 in acquisition expenses. Excluding these items, noninterest expense increased 13% due to higher personnel costs, increases in investments in technology and increased volume-related processing expenses.

The major components of noninterest expense are as follows:

TABLE 6: Noninterest Expense

For the three months ended March 31 ($ in millions)	2008	2007	Percent Change
Salaries, wages and incentives	$347	292	19
Employee benefits	85	87	(3)
Net occupancy expense	72	65	10
Payment processing expense	66	52	27
Technology and communications	47	40	19
Equipment expense	31	29	5
Other noninterest expense	67	188	(64)

Total noninterest expense	$715	753	(5)

Total personnel costs (salaries, wages and incentives plus employee benefits) increased 14% due primarily to the inclusion of approximately $20 million in mortgage origination costs that prior to the adoption of SFAS No. 159 on January 1, 2008, were included as a component of mortgage banking revenue, in addition to the previously mentioned severance-related expenses. Full time equivalent employees totaled 21,726 as of March 31, 2008 compared to 21,442 as of March 31, 2007.

Net occupancy expenses increased 10% in the first quarter of 2008 over the same period last year due to the addition of 71 new banking centers since March 31, 2007. The Bancorp remains focused on expanding its retail franchise through de novo growth. Payment processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Payment processing expense increased 27% compared to the same period last year due to higher network charges from increased processing volumes of 24% and 14% in the merchant and financial institutions businesses, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest expense are as follows:

TABLE 7: Components of Other Noninterest Expense

For the three months ended March 31 ($ in millions)	2008	2007
Loan processing	$37	23
Marketing	20	18
Affordable housing investments	15	12
Postal and courier	13	13
Professional services fees	12	11
Travel	12	12
Intangible asset amortization	11	10
Franchise and other taxes	9	8
Supplies	8	7
Operating lease	7	5
Visa litigation accrual	(152)	—
Other	75	69

Total other noninterest expense	$67	188

Total other noninterest expense decreased by $121 million from the first quarter of 2007 due to the reversal of Visa litigation reserves of $152 million in the first quarter of 2008. Excluding the reversal of the litigation reserve, other noninterest expense increased $31 million, or 18%, primarily due to higher loan processing expense resulting from higher collection and repossession costs.

Applicable Income Taxes

The Bancorp’s income from continuing operations before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated are as follows:

TABLE 8: Applicable Income Taxes

For the three months ended March 31($ in millions)	2008	2007
Income before income taxes	$425	507
Applicable income taxes	139	148
Effective tax rate	32.6%	29.3

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The increase in the effective tax rate in the first quarter of 2008 was primarily a result of the previously mentioned BOLI charge and the other changes in tax-exempt income. See Note 5 and Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Processing Solutions and Investment Advisors. Further detailed financial information on each business segment is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change. During the fourth quarter of 2007, the Bancorp changed the reporting of Processing Solutions to include certain revenues and expenses related to credit card processing that were previously listed under the Commercial and Branch Banking segments. Revisions to the Bancorp’s methodologies are applied on a retroactive basis.

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

Management made several changes to the FTP methodology in the fourth quarter of 2007 to more appropriately calculate FTP charges and credits to each of the Bancorp’s business segments. Changes to the FTP methodology were applied retroactively and included adding a liquidity premium to loans and deposits to properly reflect the Bancorp’s marginal cost of longer term funding. In addition, an FTP charge on fixed assets based on the average 5 year Treasury curve was added to the new FTP methodology.

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

TABLE 9: Business Segment Results

For the three months ended March 31 ($ in millions)	2008	2007
Commercial Banking	$135	173
Branch Banking	138	147
Consumer Lending	40	41
Processing Solutions	39	35
Investment Advisors	30	24
General Corporate and Other	(96)	(61)

Net income	$286	359

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

TABLE 10: Commercial Banking

For the three months ended March 31 ($ in millions)	2008	2007
Income Statement Data
Net interest income (FTE) (a)	$358	320
Provision for loan and lease losses	125	17
Noninterest income:
Corporate banking revenue	102	76
Service charges on deposits	44	37
Other noninterest income	14	17
Noninterest expense:
Salaries, incentives and benefits	79	70
Other noninterest expenses	143	126

Income before taxes	171	237
Applicable income taxes (a)	36	64

Net income	$135	173

Average Balance Sheet Data
Commercial loans	$40,592	34,024
Demand deposits	5,780	5,940
Interest checking	4,867	4,021
Savings and money market	4,558	4,587
Certificates over $100,000 and other time	1,794	1,931
Foreign office deposits	2,086	1,081

(a)	Includes fully taxable-equivalent adjustments of $4 million and $3 million, respectively, for the three months ended March 31, 2008 and 2007.

Net income decreased $38 million, or 22%, compared to the first quarter of 2007 as double-digit growth in net interest income and corporate banking revenue was more than offset by increased provision for loan and lease losses. Average commercial loans and leases increased 19% to $40.6 billion over the prior year first quarter due to solid loan production across most of the Bancorp’s footprint. Average core deposits increased 11% due to growth in interest checking and foreign office deposits. The growth in loans and deposits resulted in increased net interest income of $38 million, or 12%, compared to the same period last year. Net charge-offs as a percent of average loans and leases increased to 128 bp from 20 bp in the first quarter of 2007. Net charge-offs increased in comparison to the prior year quarter due to deteriorating credit within the Bancorp’s footprint, particularly in Michigan and Florida, involving commercial mortgage and commercial construction loans. Homebuilder and developer loans accounted for approximately one-third of net charge-offs during the first quarter of 2008.

Noninterest income increased $30 million, or 23%, compared to the same quarter last year due to corporate banking revenue growth of $26 million and a $7 million increase in service charges on deposits. Corporate banking revenue increased as a result of continued sales success in interest rate derivatives, which increased revenue by $7 million resulting from more volatile markets and increased penetration of the Bancorp’s middle-market customer base. Another component of corporate banking revenue, foreign exchange derivative income also increased significantly, up $9 million. Service charges on deposits increased 19%, to $44 million, compared to the first quarter of 2007. The increase in service charges was a result of the addition of customers and a reduction in the amount of offsetting earnings credits as short-term rates decreased compared to the prior year.

Noninterest expense increased $26 million, or 13%, compared to the first quarter of 2007 primarily due to increased sales incentives, collections expense and a volume-related increase in affordable housing investments expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,232 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 11: Branch Banking

For the three months ended March 31 ($ in millions)	2008	2007
Income Statement Data
Net interest income	$384	345
Provision for loan and lease losses	64	22
Noninterest income:
Service charges on deposits	101	88
Electronic payment processing	43	40
Investment advisory income	22	22
Other noninterest income	25	24
Noninterest expense:
Salaries, incentives and benefits	128	119
Net occupancy and equipment expenses	48	42
Other noninterest expenses	122	109

Income before taxes	213	227
Applicable income taxes	75	80

Net income	$138	147

Average Balance Sheet Data
Consumer loans	$12,357	11,699
Commercial loans	5,309	5,178
Demand deposits	5,687	5,719
Interest checking	7,969	9,385
Savings and money market	16,144	13,508
Certificates over $100,000 and other time	13,710	14,114

Net income decreased $9 million, or six percent, compared to the first quarter of 2007 as gains in net interest income and service fees were more than offset by increased expenses related to the denovo expansion, as well as higher provision for loan and lease losses. Average loans and leases increased five percent compared to the first quarter of 2007 as the segment grew credit card balances by $584 million, or 67%, resulting from an increased focus on relationships with its current customers through the cross-selling of credit cards. Average core deposits increased three percent over the first quarter of 2007 with double-digit growth in savings and money market accounts offset by a 15% decrease in interest checking deposits. The Bancorp has continued to experience the migration of customer accounts from interest checking to savings and money market due to higher interest rates on these products. Net charge-offs as a percent of average loan and leases increased to 146 bp from 54 bp in the first quarter of 2007. Net charge-offs increased in comparison to the prior year quarter as the Bancorp experienced higher charge-offs involving home equity lines and loans reflecting borrower stress and a decrease in home prices within the Bancorp’s footprint.

Service charges on deposits increased $13 million, or 15%. The increase in deposit fees can be attributed to higher average core deposits in comparison to the first quarter of 2007 and higher customer activity. Overall, noninterest income increased 10% compared to the first quarter of 2007. Noninterest expense increased 10% compared to the first quarter of 2007 as net occupancy and equipment costs increased 15% as a result of additional banking centers acquired from Crown as well as the continued opening of new banking centers related to the Bancorp’s de novo growth strategy. Since the first quarter of 2007, the Bancorp’s banking centers have increased by 71 to 1,232 as of March 31, 2008. The Bancorp continues to position itself for sustained long-term growth through new banking center additions in key markets.

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

TABLE 12: Consumer Lending

For the three months ended March 31 ($ in millions)	2008	2007
Income Statement Data
Net interest income	$117	102
Provision for loan and lease losses	77	26
Noninterest income:
Mortgage banking net revenue	93	36
Other noninterest income	19	16
Noninterest expense:
Salaries, incentives and benefits	43	23
Other noninterest expenses	47	42

Income before taxes	62	63
Applicable income taxes	22	22

Net income	$40	41

Average Balance Sheet Data
Residential mortgage loans	$11,229	9,886
Home equity	1,225	1,368
Automobile loans	9,558	9,259
Consumer leases	787	1,041

Net income was relatively flat compared to the first quarter of 2007 as strong originations were offset by growth in provision for loan and lease losses. Average residential mortgage loans increased 14% compared to the prior year primarily related to the acquisition of Crown in late 2007. Net charge-offs as a percent of average loan and leases increased from 53 bp in the first quarter of 2007 to 150 bp in the first quarter of 2008. Net charge-offs, primarily in residential mortgage loans, increased in comparison to the prior year quarter due to deteriorating real estate values within the Bancorp’s footprint, particularly in Florida. During the first quarter of 2008, Florida accounted for approximately half of the residential mortgage charge-offs in the Consumer Lending segment. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards. Over the past year, the Bancorp has restructured over 1,500 consumer loans to mitigate losses due to declining collateral values.

Consumer Lending had mortgage originations of $3.9 billion, an increase of 39% over the same quarter last year. The Bancorp has benefited from the recent downturn in the credit cycle as many competitors have exited or scaled back their mortgage businesses. The Bancorp remains committed to being a prime mortgage originator. The increase in originations and increased sale margins were the primary reason for increased mortgage banking net revenue of $57 million compared to the first quarter of 2007. Also contributing to the increase in mortgage banking net revenue was the sale of $544 million of mortgage loans from the portfolio and the impact of the adoption of SFAS No. 159, as of January 1, 2008, on residential mortgage loans held for sale. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized in earnings when incurred, resulting in increased salaries and incentives.

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

TABLE 13: Processing Solutions

For the three months ended March 31 ($ in millions)	2008	2007
Income Statement Data
Net interest income	$1	—
Provision for loan and lease losses	3	2
Noninterest income:
Financial institutions processing	90	79
Merchant processing	77	64
Card issuer interchange	19	14
Other noninterest income	12	10
Noninterest expense:
Salaries, incentives and benefits	20	19
Payment processing expense	64	51
Other noninterest expenses	52	41

Income before taxes	60	54
Applicable income taxes	21	19

Net income	$39	35

Net income increased $4 million, or 11%, compared to the first quarter of 2007 as the segment continues to increase its presence in the electronic payment processing business. The segment again realized year-over-year double-digit growth in transaction volumes, despite the slowdown in consumer spending, due to the addition and conversion of large national clients over the past year. Financial institutions processing revenues increased $11 million, or 14%, driven by higher debit card usage volumes. Merchant processing revenue increased $13 million, or 21%, over the same quarter last year. Growth in card issuer interchange of 31% can be attributed to organic growth in the Bancorp’s credit card portfolio. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Payment processing expense increased 26% from the first quarter of 2007 due to higher network charges resulting from increased transaction volumes. Financial institution transactions and merchant transactions processed increased 14% and 24%, respectively, over the first quarter of 2007. The segment has begun to see expenses moderate to be more consistent with revenue growth as the business is able to leverage its size and its large national clients, signed over the past year, are fully converted.

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

TABLE 14: Investment Advisors

For the three months ended March 31 ($ in millions)	2008	2007
Income Statement Data
Net interest income	$45	36
Provision for loan and lease losses	6	3
Noninterest income:
Investment advisory revenue	94	96
Other noninterest income	8	6
Noninterest expense:
Salaries, incentives and benefits	42	43
Other noninterest expenses	53	55

Income before taxes	46	37
Applicable income taxes	16	13

Net income	$30	24

Average Balance Sheet Data
Loans and leases	$3,439	3,110
Core deposits	5,166	4,973

Net income increased $6 million, or 26%, compared to the first quarter of 2007 as the segment grew loans and deposits and benefited from a decrease in interest rates to improve net interest income $9 million, or 23%. Investment advisors realized average loan growth of 11% and average core deposit growth of 4% compared to the same quarter a year ago.

Noninterest income was flat compared to the first quarter of 2007, as investment advisory income decreased two percent, to $94 million, with Fifth Third Securities income and mutual fund revenue decreasing 23% and 17%, respectively as volatile equity markets contributed to lower market valuations. The decreases were offset by broker income increasing 12% due to an increased number of registered representatives. As of March 31, 2008, the Bancorp had $212 billion in assets under care and $31 billion in managed assets, modestly lower than the previous year quarter. Noninterest expense decreased $3 million compared to the prior year quarter as the segment continues to focus on expense control.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs and certain support activities and other items not attributed to the business segments.

The results of General Corporate and Other were primarily impacted by the $273 million gain related to the redemption of a portion of the Bancorp’s ownership in Visa, Inc., as well as the $152 million reversal of expenses representing a portion of previously recorded litigation reserves, both associated with Visa’s IPO. In addition, the General, Corporate and Other results include the charge related to a reduction in the current cash surrender value of one of the Bancorp’s BOLI policies of $152 million and growth in allowance for loan and leases losses. The provision for loan and lease losses increased significantly from $13 million in the first quarter of 2007 to $270 million in the first quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The following tables summarize the end of period and average total loans and leases, including loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 15: Components of Total Loans and Leases (includes held for sale)

	March 31, 2008		December 31, 2007		March 31, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$27,937	33	$26,079	31	$21,479	28
Commercial mortgage loans	12,155	14	11,967	14	10,909	14
Commercial construction loans	5,592	7	5,561	6	5,688	8
Commercial leases	3,727	5	3,737	5	3,694	5

Subtotal – commercial	49,411	59	47,344	56	41,770	55

Consumer:
Residential mortgage loans	10,985	13	11,433	14	9,730	13
Home equity	11,803	14	11,874	14	11,948	16
Automobile loans	8,394	10	11,183	13	10,400	14
Credit card	1,686	2	1,591	2	1,111	1
Other consumer loans and leases	1,180	2	1,157	1	1,244	1

Subtotal – consumer	34,048	41	37,238	44	34,433	45

Total loans and leases	$83,459	100	$84,582	100	$76,203	100

Total loans and leases increased 10% over the first quarter of 2007. The growth in total loans and leases was due to increased loan production across the Bancorp’s footprint in commercial loans and credit card balances, and an increase in residential mortgages as a result of the Crown acquisition. The growth was offset by a decrease in automobile loans due to securitization activity in the first quarter of 2008.

Total commercial loans and leases increased $7.6 billion, or 18%, compared to March 31, 2007. The increase was primarily due to strong growth in commercial loans, which increased 30% compared to the first quarter of 2007. Commercial mortgage loans increased 11% over the first quarter of 2007. The overall mix of commercial loans is relatively consistent with prior periods.

Total consumer loans and leases decreased $387 million, or one percent, compared to March 31, 2007, as a result of the decrease in automobile loans partially offset by residential mortgage loan growth and increased promotion of credit cards. Residential mortgage loans were $11.0 billion at March 31, 2008, an increase of 13% over the first quarter of 2007, with growth driven by approximately $1.2 billion of loans from the acquisition of Crown, as well as increased production in the Chicago region. Credit card loans increased to $1.7 billion, an increase of 52% over the first quarter of 2007, due to the Bancorp’s continued success in cross-selling credit cards to its existing retail customer base. Automobile loans decreased by approximately $2.0 billion, or 19%, due to $2.7 billion in automobile loan securitizations during the first quarter of 2008.

TABLE 16: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2008		December 31, 2007		March 31, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$26,617	31	$24,526	30	$20,908	27
Commercial mortgage loans	12,052	14	11,588	14	10,566	14
Commercial construction loans	5,577	7	5,544	7	6,014	8
Commercial leases	3,723	4	3,692	4	3,661	5

Subtotal – commercial	47,969	56	45,350	55	41,149	54

Consumer:
Residential mortgage loans	11,699	14	11,181	14	10,166	13
Home equity	11,846	14	11,843	15	12,072	16
Automobile loans	10,542	13	11,158	13	10,230	14
Credit card	1,660	2	1,461	2	1,021	1
Other consumer loans and leases	1,196	1	1,179	1	1,222	2

Subtotal – consumer	36,943	44	36,822	45	34,711	46

Total average loans and leases	$84,912	100	$82,172	100	$75,860	100

Total portfolio loans and leases (excludes held for sale)	$80,945		$78,174		$74,416

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average total commercial loans and leases increased $6.8 billion, or 17%, compared to the first quarter of 2007. The increase in average total commercial loans and leases was primarily driven by growth in commercial loans and commercial mortgage loans, which combined, increased 23% over the first quarter of 2007. Growth in these products was realized in the majority of the Bancorp’s markets, including 26% growth in Florida, 24% growth in Nashville and 13% growth in Chicago.

Average total consumer loans and leases increased $2.2 billion, or six percent, compared to the first quarter of 2007 as a result of the growth in residential mortgage loans of $1.5 billion, or 15%, and credit card balances of $639 million, or 63%. The Bancorp experienced growth in the majority of its markets highlighted by 22% growth in Nashville, eight percent in Florida and five percent in Chicago.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of March 31, 2008, total investment securities were $13.0 billion compared to $11.1 billion at March 31, 2007. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio on the basis of both the duration of the decline in value of the security and the severity of that decline, and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

Net unrealized gains on the available-for-sale securities portfolio were $4 million at March 31, 2008 compared to an unrealized loss of $144 million at December 31, 2007, and $162 million loss at March 31, 2007. The change in unrealized gains and losses on available-for-sale securities was a result of the decline in prevailing market interest rates, which increased the current market value of the Bancorp’s primarily fixed-rate securities.

At March 31, 2008, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The Bancorp did not hold CDO’s or asset-backed securities backed by subprime loans in its securities portfolio at March 31, 2008. There were no material securities below investment grade as of March 31, 2008.

TABLE 17: Components of Investment Securities (amortized cost basis)

($ in millions)	March 31, 2008	December 31, 2007	March 31, 2007
Available-for-sale and other:
U.S. Treasury and Government agencies	$3	3	923
U.S. Government sponsored agencies	160	160	210
Obligations of states and political subdivisions	441	490	579
Agency mortgage-backed securities	9,473	8,738	7,806
Other bonds, notes and debentures	1,213	385	160
Other securities	1,127	1,045	1,076

Total available-for-sale and other securities	$12,417	10,821	10,754

Held-to-maturity:
Obligations of states and political subdivisions	$349	351	345
Other bonds, notes and debentures	4	4	2

Total held-to-maturity	$353	355	347

On an amortized cost basis, at the end of the first quarter of 2008, available-for-sale securities increased $1.7 billion since March 31, 2007. At March 31, 2008, available-for-sale securities have increased to 13% of interest-earning assets, compared to 12% at March 31, 2007. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 6.0 years at March 31, 2008 compared to 4.4 years at March 31, 2007. At March 31, 2008, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 5.20% compared to 5.21% at March 31, 2007.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2008 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$—	$—	—	—%
Average life 1 – 5 years	—	—	—	—
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	3	3	12.5	5.12

Total	3	3	11.8	5.16
U.S. Government sponsored agencies:
Average life of one year or less	160	162	0.9	4.44
Average life 1 – 5 years	—	—	—	—
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	—	—	—	—

Total	160	162	0.9	4.44
Obligations of states and political subdivisions (a):
Average life of one year or less	235	237	0.3	7.30
Average life 1 – 5 years	146	149	2.2	7.12	(b)
Average life 5 – 10 years	24	25	6.8	7.91	(b)
Average life greater than 10 years	36	36	10.5	3.66	(b)

Total	441	447	2.1	7.24
Agency mortgage-backed securities:
Average life of one year or less	4	4	0.8	5.00
Average life 1 – 5 years	2,437	2,466	3.6	5.02
Average life 5 – 10 years	6,836	6,844	7.5	5.14
Average life greater than 10 years	196	198	10.3	5.62

Total	9,473	9,512	6.5	5.12
Other bonds, notes and debentures (c):
Average life of one year or less	605	605	0.1	3.37
Average life 1 – 5 years	379	373	3.5	6.64
Average life 5 – 10 years	32	29	7.2	8.13
Average life greater than 10 years	197	183	17.5	7.46

Total	1,213	1,190	4.1	5.18
Other securities (d)	1,127	1,107

Total available-for-sale and other securities	$12,417	$12,421	6.0	5.20%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.42%, 2.36%, 2.63%, 1.22% and 2.40% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Weighted-average yield excludes $1 million, $17 million and $35 million of securities with an average life of 1-5 years, 5-10 years and greater than 10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.03%.
(c)	Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(d)	Other securities consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank restricted stock holdings that are carried at par, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by expanding its retail franchise through acquisitions and its de novo strategy, enhancing its product offerings and providing competitive rates. At March 31, 2008, core deposits represented 59% of the Bancorp’s asset funding base, compared to 62% at March 31, 2007.

Included in core deposits are foreign office deposits, which are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance nor hold collateral. The remaining foreign office balances are brokered deposits and the Bancorp uses these, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth.

Core deposits grew six percent compared to March 31, 2007, however, the Bancorp continued to realize a mix shift as customers migrated from lower yielding interest checking into higher yielding savings and money market accounts. Demand deposits grew 11% from the first quarter 2007, driven by a 13% year-over-year increase in commercial demand deposits. Growth in core deposits included $924 million attributable to the Crown acquisition and $390 million due to de novo growth. Excluding deposits acquired from Crown in 2007, core deposits grew four percent from the first quarter 2007 due to 71 additional banking centers compared to the first quarter of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an average basis, core deposits increased five percent while customers continued to migrate from checking to higher yielding accounts compared to the first quarter of 2007. Excluding Crown, average core deposits grew four percent. On a year-over-year basis, the Bancorp realized double-digit growth in savings and foreign deposit balances offset by a decrease in interest checking deposits and CDs. The Bancorp experienced double-digit average core deposit increases in the Florida and Tennessee markets.

TABLE 19: Deposits

($ in millions)	March 31, 2008		December 31, 2007		March 31, 2007
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$14,949	21	14,404	19	13,510	19
Interest checking	14,842	21	15,254	20	15,755	23
Savings	16,572	23	15,635	21	14,256	21
Money market	7,077	10	6,521	9	6,336	9
Foreign office	2,354	3	2,572	4	1,495	2

Transaction deposits	55,794	78	54,386	73	51,352	74
Other time	9,883	14	11,440	15	10,869	16

Core deposits	65,677	92	65,826	88	62,221	90
Certificates - $100,000 and over	4,993	7	6,738	9	6,776	10
Other foreign office	731	1	2,881	3	191	—

Total deposits	$71,401	100	75,445	100	69,188	100

TABLE 20: Average Deposits

	March 31, 2008		December 31, 2007		March 31, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$13,208	18	13,345	19	13,185	19
Interest checking	14,836	20	14,394	20	15,509	23
Savings	16,075	22	15,616	22	13,689	20
Money market	6,896	9	6,363	9	6,377	10
Foreign office	2,443	3	2,249	3	1,343	2

Transaction deposits	53,458	72	51,967	73	50,103	74
Other time	10,884	15	11,011	15	11,037	16

Core deposits	64,342	87	62,978	88	61,140	90
Certificates - $100,000 and over	5,835	8	6,613	9	6,682	10
Other foreign office	3,861	5	2,464	3	364	—

Total deposits	$74,038	100	72,055	100	68,186	100

Borrowings

Total short-term borrowings were $12.0 billion at March 31, 2008 compared to $4.0 billion at March 31, 2007. As of March 31, 2008 and March 31, 2007, total borrowings as a percentage of interest-bearing liabilities were 32% and 23%, respectively, as the Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding.

TABLE 21: Borrowings

($ in millions)	March 31, 2008	December 31, 2007	March 31, 2007
Federal funds purchased	$5,612	4,427	$1,622
Other short-term borrowings	6,387	4,747	2,383
Long-term debt	14,041	12,857	12,620

Total borrowings	$26,040	22,031	$16,625

Federal funds purchased and short-term borrowings were higher compared to December 31, 2007 due to the Bancorp’s increased usage of these types of borrowings to fund loan growth as interest rates decreased in the first quarter of 2008. In February 2008, the Bancorp issued $1.0 billion of 8.25% subordinated notes, a portion of which were subsequently hedged to floating, with a maturity date of March 1, 2038.

Information on the average rates paid on borrowings is located in the Statements of Income Analysis. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

•

Operational Risk Management - responsible for enterprise operational risk programs such as risk self-assessments, new products review, the key risk indicator program, and root cause analysis and corrective action plans relating to identified operational losses;

•	Bank Protection – responsible for fraud prevention and detection, and investigations and recovery;

•	Insurance Risk Management - responsible for all property, casualty and liability insurance policies including the claims administration process for the Bancorp;

•	Investment Advisors Risk Management - responsible for trust compliance, fiduciary risk, trading risk and credit risk in the Investment Advisors line of business; and

•	Risk Strategies and Reporting - responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics.

Designated risk managers have been assigned to all business lines. Affiliate risk management is handled by regional risk managers who are responsible for multiple affiliates and who report to ERM.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Lending activities are largely centralized, while ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, within ERM, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off and reserve analysis process.

Quantitative and Qualitative Disclosure About Market Risk (continued)

The Bancorp’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to its implementation for reserve analysis purposes. The dual risk rating system is expected to be consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Commercial Portfolio

TABLE 22: Commercial Loan and Lease Portfolio (a)

	2008			2007
As of March 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$11,837	14,935	241	10,692	13,281	61
Manufacturing	7,201	14,311	43	5,619	11,897	29
Construction	5,052	8,273	369	5,406	8,810	82
Retail trade	4,401	7,398	49	3,870	6,700	30
Financial services and insurance	2,850	7,252	36	1,368	4,752	7
Healthcare	2,735	4,476	17	1,901	3,241	12
Transportation and warehousing	2,681	3,211	31	2,238	2,571	3
Wholesale trade	2,355	4,400	29	1,920	3,738	13
Business services	2,347	4,362	33	1,883	3,629	9
Individuals	1,187	1,588	27	1,232	1,611	13
Accommodation and food	1,110	1,577	49	864	1,283	10
Other services	1,022	1,411	16	965	1,359	13
Other	898	1,581	67	838	1,516	6
Communication and information	820	1,489	5	557	1,081	1
Public administration	777	1,041	—	712	927	—
Entertainment and recreation	634	878	13	609	827	4
Agribusiness	591	799	3	588	775	9
Mining	520	1,017	3	323	670	5
Utilities	395	1,300	—	185	1,214	—

Total	$49,413	81,299	1,031	41,770	69,882	307

By loan size:
Less than $200,000	3%	2	7	4	3	13
$200,000 to $1 million	13	10	19	16	12	28
$1 million to $5 million	27	23	43	31	25	47
$5 million to $10 million	25	23	18	17	16	12
$10 million to $25 million	13	14	9	22	25	—
Greater than $25 million	19	28	4	10	19	—

Total	100%	100	100	100	100	100

By state:
Ohio	27%	30	16	24	27	32
Michigan	19	18	31	22	19	22
Florida	11	9	26	10	9	14
Illinois	9	9	6	10	10	6
Indiana	8	8	7	9	9	14
Kentucky	5	5	4	6	6	9
Tennessee	3	3	2	3	3	1
Pennsylvania	2	2	—	1	2	—
Missouri	1	2	—	1	2	—
All other states	15	14	8	14	13	2

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosure About Market Risk (continued)

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 22 provides breakouts of the commercial loan and lease portfolio, including held for sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s portfolio.

The commercial portfolio is characterized by over 80% of outstanding balances and exposures concentrated within the Bancorp’s primary market areas of Ohio, Michigan, Florida, Illinois, Indiana, Kentucky and Tennessee. Table 23 provides further information on the location of commercial real estate and construction industry loans and leases.

TABLE 23: Outstanding Commercial Real Estate and Construction Loans and Leases by State

As of March 31 ($ in millions)	2008	2007
Michigan	$4,655	4,498
Ohio	4,220	4,016
Florida	2,796	2,665
Illinois	1,394	1,354
Indiana	1,280	1,270
Kentucky	818	812
Tennessee	490	409
All other states	1,236	1,074

Total	$16,889	16,098

As of March 31, 2008, the Bancorp had homebuilder exposure of $4.1 billion, outstanding loans of $2.7 billion with $309 million in nonaccrual loans. As of December 31, 2007, the Bancorp had homebuilder exposure of $4.4 billion, outstanding loans of $2.9 billion with $176 million in nonaccrual loans.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in a high loan-to-value (“LTV”) (“80/20”) and interest-only loans. Table 24 shows the Bancorp’s originations of these products for the three months ended March 31, 2008 and 2007. The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest.

TABLE 24: Residential Mortgage Originations

	2008		2007
For the three months ended March 31 ($ in millions)	Amount	Percent of total	Amount	Percent of total
Greater than 80% LTV with no mortgage insurance	$7	—%	$108	4%
Interest-only	432	11	495	18
Greater than 80% LTV and interest-only	—	—	15	1
80/20 loans	31	1	46	2

Table 25 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of March 31, 2008 and 2007. The balance of the mortgage portfolio not included in Table 25 is characterized by in-footprint mortgage loans with less than 80% loan-to-value, with approximately two-thirds representing fixed rate mortgages. Reset of rates on adjustable rate mortgages are not expected to have a material impact on credit cost as three-fourths of 2008 resets are expected to see no increase or decrease in monthly payments, due to the decrease in mortgage rates over the past year.

TABLE 25: Residential Mortgage Outstandings

	2008			2007
As of March 31 ($ in millions)	Amount	Percent of total	Delinquency Ratio	Amount	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$2,020	21%	9.91%	$1,755	21%	3.82%
Interest-only	1,689	18	1.65	1,253	15.23
Greater than 80% LTV and interest-only	471	5	7.95	543	7	1.54
80/20 loans	—	—	—	31	—	.65

Quantitative and Qualitative Disclosure About Market Risk (continued)

The Bancorp originates certain non-conforming residential mortgage loans known as “Alt-A” loans. Borrower qualifications are comparable to other conforming residential mortgage products and the Bancorp underwrites and sells, without recourse, the majority of these loans into the secondary market under an agency flow sale agreement. As of March 31, 2008, the Bancorp held $128 million of Alt-A mortgage loans in its portfolio with approximately $5.2 million in nonaccrual.

The Bancorp previously sold certain mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for those loans sold with recourse as of March 31, 2008 and 2007 were $1.5 billion and 4.66%, and $1.2 billion and 1.50%, respectively. Charge-offs on recourse loans were not material for the three months ended March 31, 2008 and 2007.

Home Equity Portfolio

The home equity portfolio is characterized by 86% of outstanding balances within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 734 as of March 31, 2008, comparable with 735 at March 31, 2007 and 738 at March 31, 2006. Further detail on location and origination LTV ratios is included in Table 26.

TABLE 26: Home Equity Outstandings

	2008			2007
As of March 31 ($ in millions)	LTV less than 80%	LTV greater than 80%	Delinquency Ratio	LTV less than 80%	LTV greater than 80%	Delinquency Ratio
Ohio	$1,876	$2,013	1.60%	$1,889	$2,082	1.38%
Michigan	1,390	1,283	2.05	1,430	1,322	1.81
Indiana	617	624	1.80	646	667	1.69
Illinois	662	550	2.12	597	561	1.48
Kentucky	504	581	1.67	496	616	1.14
Florida	573	287	3.43	417	234	1.76
All other states	174	669	3.49	156	690	1.91

Total	$5,796	$6,007	2.05%	5,631	6,172	1.56%

Analysis of Nonperforming Assets

A summary of nonperforming assets is included in Table 27. Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) restructured consumer loans which have not yet met the requirements to be classified as a performing asset; and (iii) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 90 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan is not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower or upon the restructuring of the loan. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets were $1.6 billion at March 31, 2008, compared to $1.1 billion at December 31, 2007 and $494 million at March 31, 2007. Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of March 31, 2008 was 1.96% compared to 1.32% as of December 31, 2007 and .66% as of March 31, 2007. The composition of nonaccrual credits continues to shift as more than 80% of nonaccrual credits were secured by real estate as of March 31, 2008 compared to approximately 70% as of March 31, 2007.

Quantitative and Qualitative Disclosure About Market Risk (continued)

TABLE 27: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	March 31, 2008	December 31, 2007	March 31, 2007
Commercial loans	$300	175	138
Commercial mortgage loans	312	243	107
Commercial construction loans	408	249	57
Commercial leases	11	5	5
Residential mortgage loans (a)	211	121	38
Home equity (b)	128	91	41
Automobile loans	5	3	4
Credit card (c)	13	5	—
Other consumer loans and leases	—	1	—

Total nonaccrual loans and leases	1,388	893	390
Repossessed personal property	22	21	9
Other real estate owned	182	150	95

Total nonperforming assets	$1,592	$1,064	494

Commercial loans	$73	44	34
Commercial mortgage loans	97	73	21
Commercial construction loans	49	67	20
Commercial leases	3	4	4
Residential mortgage loans (d)	192	186	78
Home equity	76	72	58
Automobile loans	14	13	17
Credit card	34	31	10
Other consumer loans and leases	1	1	1

Total 90 days past due loans and leases	$539	491	243

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	1.96%	1.32	.66
Allowance for loan and lease losses as a percent of total nonperforming assets	76	88	159

(a)	Residential mortgage nonaccrual loans include debt restructurings of $73 million and $29 million as of March 31, 2008 and December 31, 2007, respectively.
(b)	Home equity nonaccrual loans include debt restructurings of $86 million and $46 million as of March 31, 2008 and December 31, 2007, respectively.
(c)	All nonaccrual credit card balances are the result of debt restructurings.
(d)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2008, December 31, 2007 and March 31, 2007, these advances were $27 million, $25 million and $15 million, respectively.

Commercial nonaccrual credits increased from $307 million as of March 31, 2007 to $1.0 billion as of March 31, 2008. The majority of the increase was driven by the real estate and construction industries in Northeastern Ohio, Eastern Michigan and the Florida affiliates. These affiliates combined to account for 58% of commercial nonaccrual credits as of March 31, 2008. Commercial nonaccrual credits were also affected by the acquisition of Crown and, as of March 31, 2008, $65 million nonaccrual credits were former Crown commercial loans and leases. As shown in Table 27, the real estate and construction industries contributed to approximately two-thirds of the increase in nonaccrual credits.

Consumer nonaccrual credits increased from $83 million as of March 31, 2007 to $357 million as of March 31, 2008. The increase in consumer nonaccrual credits is primarily attributable to declines in the housing markets in the Michigan and Florida affiliates and the restructuring of certain high risk loans. Michigan and Florida accounted for 57% of the increase in nonaccrual credits in the residential mortgage loan portfolio and, as of March 31, 2008, represented 64% of total residential mortgage nonaccrual credits. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain real estate loans. Consumer restructured loans are recorded as nonaccrual credits until there is a sustained period of payment by the borrower, generally a minimum of six months of payments in accordance with the loans’ modified terms. Consumer restructured loans contributed approximately $172 million to nonaccrual loans as of March 31, 2008 compared to no restructured loans as of March 31, 2007.

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 137 bp for the first quarter of 2008, compared to 89 bp for the fourth quarter of 2007 and 39 bp for the first quarter of 2007. Table 28 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

Quantitative and Qualitative Disclosure About Market Risk (continued)

TABLE 28: Summary of Credit Loss Experience

For the three months ended March 31 ($ in millions)	2008	2007
Losses charged off:
Commercial loans	$(39)	(19)
Commercial mortgage loans	(33)	(7)
Commercial construction loans	(72)	(6)
Commercial leases	—	(1)
Residential mortgage loans	(34)	(7)
Home equity	(42)	(19)
Automobile loans	(44)	(25)
Credit card	(21)	(11)
Other consumer loans and leases	(8)	(4)

Total losses	(293)	(99)
Recoveries of losses previously charged off:
Commercial loans	3	4
Commercial mortgage loans	—	—
Commercial construction loans	—	—
Commercial leases	—	—
Residential mortgage loans	—	—
Home equity	1	2
Automobile loans	9	9
Credit card	1	3
Other consumer loans and leases	3	10

Total recoveries	17	28
Net losses charged off:
Commercial loans	(36)	(15)
Commercial mortgage loans	(33)	(7)
Commercial construction loans	(72)	(6)
Commercial leases	—	(1)
Residential mortgage loans	(34)	(7)
Home equity	(41)	(17)
Automobile loans	(35)	(16)
Credit card	(20)	(8)
Other consumer loans and leases	(5)	6

Total net losses charged off	$(276)	(71)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	.57%	.29
Commercial mortgage loans	1.10	.26
Commercial construction loans	5.20	.37
Commercial leases	—	.03

Total commercial loans	1.21	.27

Residential mortgage loans	1.33	.32
Home equity	1.39	.56
Automobile loans	1.52	.61
Credit card	4.78	3.28
Other consumer loans and leases	1.78	(1.36)

Total consumer loans	1.58	.53

Total net losses charged off	1.37%	.39

The ratio of commercial loan net charge-offs to average commercial loans outstanding increased to 121 bp in first quarter of 2008 compared to 66 bp in the fourth quarter of 2007 and 27 bp in the first quarter of 2007, respectively, due to increases in net charge-offs in the commercial mortgage and commercial construction captions as homebuilders and developers were affected by the downturn in the real estate markets. Charge-offs for the first quarter of 2008 included $42 million related to homebuilders and developers. During the first quarter of 2008, approximately 70% of charge-offs greater than $500,000 involved loans in the construction or real estate industries in Michigan and Florida, reflecting the real estate price deterioration in those regions. The Bancorp has continued to experience significant stress in the Detroit metro area where real estate price deterioration continues to be among the highest in the country.

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 158 bp in the first quarter of 2008 compared to 118 bp in the fourth quarter of 2007 and 53 bp in the first quarter of 2007. Residential mortgage charge-offs increased to $34 million in the first quarter of 2008 compared to $18 million in the fourth quarter of 2007 and $7 million in the first quarter of

Quantitative and Qualitative Disclosure About Market Risk (continued)

2007, reflecting increased foreclosure rates in the Bancorp’s key lending markets and the related increase in severity of loss on mortgage loans. Florida, Michigan and Ohio continue to rank among the top states in total mortgage foreclosures. These foreclosures not only added to the volume of charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as they contributed to declining home prices. Florida affiliates experienced the most stress and accounted for over half of the residential mortgage charge-offs in the first quarter. Home equity charge-offs increased $24 million to 139 bp of average loans, primarily due to increases in the Michigan and Florida affiliates and among those products originated through a broker channel. Brokered home equity loans represented 55% of home equity charge-offs during 2007 despite representing only 22% of home equity lines and loans as of March 31, 2008. Management responded to the performance of the brokered home equity portfolio by reducing originations in 2007 of this product by 64% compared to 2006 and, at the end of 2007, eliminating this channel of origination. The ratio of automobile loan net charge-offs to average automobile loans increased to 152 bp in 2008 compared to 61 bp in 2007 displaying an expected increase due to a shift in the portfolio to a higher percentage of used automobiles and an increase in loss severity due to a market surplus of used automobiles. The charge-off ratio was also affected by the securitization of $2.7 billion of automobile loans during the first quarter of 2008. As expected, the net charge-off ratio on credit card balances increased compared to the same quarter last year as the Bancorp increased originations of card balances throughout the past year. Although the credit characteristics of the credit card portfolio have been maintained during the origination of new cards, including the weighted average FICO and average line outstanding, the Bancorp does expect the charge-off ratio to increase as the portfolio matures. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

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

In the current year, the Bancorp has not substantively changed any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

TABLE 29: Changes in Allowance for Credit Losses

For the three months ended March 31 ($ in millions)	2008	2007
Allowance for loan and lease losses:
Beginning balance	$937	771
Net losses charged off	(276)	(71)
Provision for loan and lease losses	544	84

Ending balance	$1,205	784

Reserve for unfunded commitments:
Beginning balance	$95	76
Provision for unfunded commitments	8	3

Ending balance	$103	79

The allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 1.49% at March 31, 2008, compared to 1.17% at December 31, 2007 and 1.05% at March 31, 2007. This increase is reflective of a number of factors including: the increase in delinquencies, increased loss estimates due to the real estate price deterioration in some the Bancorp’s key lending markets and declines in general economic conditions. These factors were the primary drivers of the increased reserve factors for most of the Bancorp’s loan categories.

As discussed above, nonaccrual loans and leases increased to $1.4 billion as of March 31, 2008. Impaired commercial loans increased $498 million from the first quarter 2007; impaired commercial loans require individual review to determine loan and lease

Quantitative and Qualitative Disclosure About Market Risk (continued)

reserves. Delinquency trends also increased across most product lines and credit grades from the prior year leading to increases in reserve factors for those products.

Real estate price deterioration, as determined by the Home Price Index, was most prevalent in Michigan, due in part to cutbacks by automobile manufacturers, and Florida, due to past real estate price appreciation and related over-development. The Bancorp has sizable exposure in both of these markets. The deterioration in real estate values increased the expected loss once a loan becomes delinquent, particularly for home equity loans with high loan-to-value ratios.

Compared to the prior year, negative trends in general economic conditions, as measured by items such as unemployment rate, home sales and inventory, consumer price index and bankruptcy filings in the national and local economies, also caused increases in reserve factors used to determine the losses inherent within the loan and lease portfolio.

If trends in charge-offs, delinquent loans and economic conditions continue to deteriorate throughout 2008, the Bancorp would expect to record a larger allowance for loan and lease losses in accordance with its allowance methodology. The Bancorp continually reviews its credit administration and loan and lease portfolio and makes changes based on the performance of its products. Over the past year, the Bancorp has reduced its lending to homebuilder and developers, eliminated brokered home equity production and engaged in significant loss mitigation strategies. Overall, the Bancorp’s long history of low exposure limits, lack of exposure to subprime lending businesses, centralized risk management and its diversified loan and lease portfolio have kept credit costs within manageable levels.

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

In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan demand, credit losses, mortgage originations, the value of servicing rights and other sources of the Bancorp’s earnings. Stability of the Bancorp’s net income is largely dependent upon the effective management of interest rate risk. Management continually reviews the Bancorp’s balance sheet composition and earnings flows and models the interest rate risk, and possible actions to reduce this risk, given numerous possible future interest rate scenarios.

Earnings Simulation Model

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze the sensitivity of net interest income and certain noninterest items to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s financial instruments, and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results will differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Executive Asset Liability Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s current interest rate risk exposure is evaluated by measuring the anticipated change in net interest income and certain noninterest income items over 12-month and 24-month horizons assuming a 200 bp parallel ramped increase or decrease in market interest rates. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

Quantitative and Qualitative Disclosure About Market Risk (continued)

The following table shows the Bancorp’s estimated earnings sensitivity profile and ALCO policy limits as of March 31, 2008:

TABLE 30: Estimated Earnings Sensitivity Profile

	Change in Earnings (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(1.70)%	(.07)	(5.00)	(7.00)
+100	(.84)	(.09)	—	—
-100	1.27	(.54)	—	—
-200	1.92	(3.51)	(5.00)	(7.00)

Economic Value of Equity

The Bancorp also employs economic value of equity (“EVE”) as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. In contrast to the earnings simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios.

The following table shows the Bancorp’s EVE sensitivity profile and the ALCO policy limits as of March 31, 2008:

TABLE 31: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(8.8)%	(20.0)
-200	1.0	(20.0)

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The earnings simulation and EVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered free-standing derivatives. In addition, the Bancorp also economically hedges its exposure to mortgage loans held for sale.

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of March 31, 2008 are included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 32 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of March 31, 2008:

Quantitative and Qualitative Disclosure About Market Risk (continued)

TABLE 32: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$14,260	10,665	1,665	26,590
Commercial mortgage loans	5,083	5,163	1,909	12,155
Commercial construction loans	3,785	1,239	568	5,592
Commercial leases	619	1,531	1,577	3,727

Subtotal - commercial loans	23,747	18,598	5,719	48,064

Residential mortgage loans	2,884	3,617	3,372	9,873
Home equity	1,939	4,663	5,201	11,803
Automobile loans	3,087	4,740	567	8,394
Credit card	122	1,564	—	1,686
Other consumer loans and leases	478	548	40	1,066

Subtotal - consumer loans	8,510	15,132	9,180	32,822

Total	$32,257	33,730	14,899	80,886

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of March 31, 2008:

TABLE 33: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,651	9,679
Commercial mortgage loans	2,483	4,589
Commercial construction loans	574	1,233
Commercial leases	3,108	—

Subtotal - commercial loans	8,816	15,501

Residential mortgage loans	3,816	3,173
Home equity	1,651	8,213
Automobile loans	5,270	37
Credit card	970	594
Other consumer loans and leases	585	3

Subtotal - consumer loans	12,292	12,020

Total	$21,108	27,521

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $596 million and $572 million as of March 31, 2008 and March 31, 2007, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates fluctuated throughout the first quarter of 2008 and ended lower compared to December 31, 2007. This dip in rates caused prepayment assumptions to increase and led to the recording of $56 million in temporary impairment during the three months ended March 31, 2008. A slowdown in market value run off within the Bancorp’s MSR portfolio, as book amortization exceeded the runoff, led to a recovery in temporary impairment of $3 million for the three months ended March 31, 2007. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized gains of $55 million and losses of $3 million on its a non-qualifying hedging strategy for the three months ended March 31, 2008 and 2007, respectively. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2008 and March 31, 2007 was approximately $315 million and $192 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign

Quantitative and Qualitative Disclosure About Market Risk (continued)

currency fluctuations. The Bancorp has internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 6.0 years at March 31, 2008, based on current prepayment expectations. Of the $13.0 billion (fair value basis) of securities in the available-for-sale portfolio at March 31, 2008, $2.8 billion in principal and interest is expected to be received in the next 12 months, and an additional $1.5 billion is expected to be received in the next 13 to 24 months. In addition to available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. In 2007, an indirect, wholly-owned special purpose subsidiary of the Bancorp established an effective shelf registration with the SEC to issue securities backed by automobile loans originated by the Bancorp’s Ohio and Michigan subsidiary banks. For the three months ended March 31, 2008 and 2007, loans totaling $7.2 billion and $3.0 billion, respectively, were sold, securitized or transferred off-balance sheet.

Additionally, the Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of March 31, 2008, $4.8 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations and subsequently used to issued $400 million in trust preferred securities during May 2008. Additionally, in April 2008 the Bancorp issued $750 million of subordinated senior debt. See Note 17 of the Notes to Condensed Consolidated Financial Statements for further information on these issuances. The Bancorp also has $16.2 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to a 8.43% average equity capital base, provide the Bancorp with a stable funding base.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 66% of its average total assets during the first quarter of 2008. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

The Bancorp maintains a relatively high level of capital as a margin of safety for its depositors and shareholders. At March 31, 2008, shareholders’ equity was $9.4 billion, compared to $9.2 billion at December 31, 2007 and $9.8 billion at March 31, 2007. Tangible equity as a percent of tangible assets was 6.22% at March 31, 2008, 6.05% at December 31, 2007 and 7.65% at March 31, 2007. The declines in shareholders’ equity and the tangible equity ratio from the first quarter of 2007 are primarily a result of $1.1 billion in share repurchases made throughout 2007.

Regulatory capital ratios were lower compared with the prior year and were negatively affected by $1.1 billion in common stock share repurchases during 2007, the approximately $690 million repurchase of Tier I-qualifying outstanding shares of its Fifth Third REIT Series B Preferred Stock on December 27, 2007 and 12% growth in risk-weighted assets. The negative impacts of these factors were partially offset by the issuance of $2.2 billion of Tier I-qualifying trust preferred securities in 2007.

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

Quantitative and Qualitative Disclosure About Market Risk (continued)

TABLE 34: Regulatory Capital

($ in millions)	March 31, 2008	December 31, 2007	March 31, 2007
Tier I capital	$8,993	8,924	9,053
Total risk-based capital	13,204	11,733	11,634
Risk-weighted assets	116,451	115,529	103,937
Regulatory capital ratios:
Tier I capital	7.72%	7.72	8.71
Total risked-based capital	11.34	10.16	11.19
Tier I leverage	8.28	8.50	9.36

Dividend Policy and Stock Repurchase Program

The Bancorp views dividends and share repurchases as an effective means of delivering value to shareholders. The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Bancorp’s quarterly dividend for the first quarter 2008 was $.44 per share, consistent with the $.44 per share declared in fourth quarter 2007 and an increase of five percent over the $.42 per share declared in the first quarter of 2007.

The Bancorp’s stock repurchase program is an important element of its capital planning activities. The Bancorp’s repurchase of equity securities is shown in Table 35. On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. At March 31, 2008, the Bancorp had approximately 19 million shares remaining under the current Board of Directors’ authorization.

TABLE 35: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	10,736	$—	—	19,201,518
February 1, 2008 – February 29, 2008	167	—	—	19,201,518
March 1, 2008 – March 31, 2008	—	—	—	19,201,518

Total	10,903	$—	—	19,201,518

(a)	The Bancorp repurchased 10,903 shares during the first quarter of 2008 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

OFF-BALANCE SHEET ARRANGEMENTS

The Bancorp consolidates all of its majority-owned subsidiaries and variable interest entities for which the Bancorp is the primary beneficiary. Other entities, including certain joint ventures in which there is greater than 20% ownership, but upon which the Bancorp does not possess and cannot exert significant influence or control, are accounted for by the equity method of accounting and not consolidated. Those entities in which there is less than 20% ownership are generally carried at the lower of cost or fair value.

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit, and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. The nature and extent of these transactions are provided in Note 7 of the Notes to Condensed Consolidated Financial Statements. In addition, the Bancorp uses conduits, asset securitizations and certain defined guarantees to provide a source of funding. The use of these investment vehicles involves differing degrees of risk. A summary of these transactions is provided below.

Through March 31, 2008 and 2007, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring theses loans to the QSPE allows the Bancorp to reduce its exposure to these lower yielding loan assets while maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s Condensed Consolidated Financial Statements. The outstanding balance of these loans at March 31, 2008 and 2007 was $3.0 billion and $3.4 billion, respectively. As of March 31, 2008, the loans transferred had a weighted average life of 2.2 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events

Quantitative and Qualitative Disclosure About Market Risk (continued)

include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During 2008 and 2007, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event. In addition, there have been no material changes in the overall ratings of the loans transferred to the QSPE. For the three months ended March 31, 2008, the Bancorp collected $366 million in cash proceeds from loan transfers and $4 million in fees from the QSPE. For the three months ended March 31, 2007, the Bancorp collected $417 million in cash proceeds from loan transfers and $10 million in fees from the QSPE.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp also agrees to provide liquidity support to the QSPE. As of March 31, 2008 and 2007, the liquidity agreement was $5.0 billion and $4.0 billion, respectively. The increase in the liquidity facility over the past year was due to the anticipated increase in the volume of commercial loans transferred to the QSPE, which has not taken place due to widening credit spreads in the commercial paper market. The Bancorp purchased asset-backed commercial paper from the QSPE and, as of March 31, 2008, held $600 million of the QSPE’s asset-backed commercial paper. As of April 30, 2008, the Bancorp held $769 million of the QSPE’s asset-backed commercial paper. The decision to purchase commercial paper from the QSPE was due to widening credit spreads in the commercial paper market and not due to a material difficulty in obtaining funding. At March 31, 2008 and 2007, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $17 million and $16 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp utilizes securitization trusts and conduits, formed by independent third parties as QSPEs, to facilitate the securitization process of certain floating-rate home equity lines of credit and certain automobile loans. In each of the securitization trusts and conduits, the Bancorp sold the loans without recourse and does not maintain control over the assets. The Bancorp’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips and residual interests. The cash flows to and from the securitization trusts and QSPEs are principally limited to the initial proceeds from the securitization trust at the time of sale, with subsequent cash flows relating to interests that continue to be held by the Bancorp. At March 31, 2008, the Bancorp had retained servicing assets totaling $2 million, security interests totaling $33 million, subordinated tranche security interests totaling $67 million and residual interests totaling $176 million. At March 31, 2007, the Bancorp had retained servicing assets totaling $3 million, subordinated tranche security interests totaling $12 million and residual interests totaling $19 million. For the three months ended March 31, 2008 and 2007 cash proceeds from transfers reinvested in revolving-period securities totaled $19 million and $17 million, respectively. Additionally, for the three months ended March 31, 2008 and 2007, the Bancorp received fees of $1 million from securitization trusts and conduits. See Note 4 for more information on securitizations and the interests that continue to be held by the Bancorp.

At March 31, 2008 and 2007, the Bancorp had provided credit recourse on approximately $1.5 billion and $1.4 billion, respectively, of residential mortgage loans previously sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. The Bancorp maintained an estimated credit loss reserve of approximately $16 million and $20 million relating to these residential mortgage loans sold at March 31, 2008 and 2007, respectively. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2008	December 31, 2007	March 31, 2007
Assets
Cash and due from banks	$3,092	2,660	2,211
Available-for-sale and other securities (a)	12,421	10,677	10,592
Held-to-maturity securities (b)	353	355	347
Trading securities	184	171	160
Other short-term investments	517	620	256
Loans held for sale (c)	2,573	4,329	1,382
Portfolio loans and leases:
Commercial loans	26,590	24,813	21,479
Commercial mortgage loans	12,155	11,862	10,906
Commercial construction loans	5,592	5,561	5,688
Commercial leases	3,727	3,737	3,687
Residential mortgage loans	9,873	10,540	8,484
Home equity	11,803	11,874	11,926
Automobile loans	8,394	9,201	10,400
Credit card	1,686	1,591	1,111
Other consumer loans and leases	1,066	1,074	1,140

Portfolio loans and leases	80,886	80,253	74,821
Allowance for loan and lease losses	(1,205)	(937)	(784)

Portfolio loans and leases, net	79,681	79,316	74,037
Bank premises and equipment	2,265	2,223	2,001
Operating lease equipment	317	353	212
Goodwill	2,460	2,470	2,192
Intangible assets	143	147	158
Servicing rights	596	618	572
Other assets	6,794	7,023	5,704

Total Assets	$111,396	110,962	99,824

Liabilities
Deposits:
Demand	$14,949	14,404	13,510
Interest checking	14,842	15,254	15,755
Savings	16,572	15,635	14,256
Money market	7,077	6,521	6,336
Other time	9,883	11,440	10,869
Certificates - $100,000 and over	4,993	6,738	6,776
Foreign office	3,085	5,453	1,686

Total deposits	71,401	75,445	69,188
Federal funds purchased	5,612	4,427	1,622
Other short-term borrowings	6,387	4,747	2,383
Accrued taxes, interest and expenses	2,377	2,427	2,324
Other liabilities	2,226	1,898	1,883
Long-term debt	14,041	12,857	12,620

Total Liabilities	102,044	101,801	90,020

Shareholders’ Equity
Common stock (d)	1,295	1,295	1,295
Preferred stock (e)	9	9	9
Capital surplus	1,768	1,779	1,806
Retained earnings	8,465	8,413	8,330
Accumulated other comprehensive income	11	(126)	(163)
Treasury stock	(2,196)	(2,209)	(1,473)

Total Shareholders’ Equity	9,352	9,161	9,804

Total Liabilities and Shareholders’ Equity	$111,396	110,962	99,824

(a)	Amortized cost: March 31, 2008 - $12,417, December 31, 2007 - $10,821 and March 31, 2007 - $10,754.
(b)	Market values: March 31, 2008 - $353, December 31, 2007 - $355 and March 31, 2007 - $347.
(c)	Includes $951 of residential mortgage loans held for sale measured at fair value at March 31, 2008.
(d)	Common shares: Stated value $2.22 per share; authorized 1,300,000,000; outstanding at March 31, 2008 – 532,106,075 (excludes 51,321,029 treasury shares), December 31, 2007 - 532,671,925 (excludes 51,516,339 treasury shares) and March 31, 2007 - 550,077,279 (excludes 33,349,825 treasury shares). At the Annual Meeting of Shareholders on April 15, 2008, shareholders approved an increase in authorized shares to 2,000,000,000.
(e)	490,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2008	2007
Interest Income
Interest and fees on loans and leases	$1,290	1,314
Interest on securities	152	143
Interest on other short-term investments	5	3

Total interest income	1,447	1,460
Interest Expense
Interest on deposits	399	498
Interest on short-term borrowings	80	59
Interest on long-term debt	148	167

Total interest expense	627	724

Net Interest Income	820	736
Provision for loan and lease losses	544	84

Net Interest Income After Provision for Loan and Lease Losses	276	652
Noninterest Income
Electronic payment processing revenue	213	185
Service charges on deposits	147	126
Corporate banking revenue	107	83
Mortgage banking net revenue	97	40
Investment advisory revenue	93	96
Other noninterest income	177	78
Securities gains, net	27	—
Securities gains, net - non-qualifying hedges on mortgage servicing rights	3	—

Total noninterest income	864	608
Noninterest Expense
Salaries, wages and incentives	347	292
Employee benefits	85	87
Net occupancy expense	72	65
Payment processing expense	66	52
Technology and communications	47	40
Equipment expense	31	29
Other noninterest expense	67	188

Total noninterest expense	715	753

Income Before Income Taxes	425	507
Applicable income taxes	139	148

Net Income	$286	359

Net Income Available to Common Shareholders (a)	$286	359

Earnings Per Share	$0.54	0.65
Earnings Per Diluted Share	$0.54	0.65

(a)	Dividends on preferred stock are $.185 for the three months ended March 31, 2008 and 2007.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2008	2007
Total Shareholders’ Equity, beginning	$9,161	10,022
Net income	286	359
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities	96	14
Qualifying cash flow hedges	39	1
Change in accumulated other comprehensive income related to employee benefit plans	2	1

Comprehensive income	423	375
Cash dividends declared:
Common stock (2008 - $.44 per share and 2007 - $.42 per share)	(234)	(231)
Preferred stock (a)	—	—
Stock-based awards exercised, including treasury shares issued	2	18
Stock-based compensation expense	12	17
Loans (issued) repaid related to the exercise of stock-based awards, net	(2)	2
Change in corporate tax benefit related to stock-based compensation	(10)	(5)
Shares acquired for treasury	—	(280)
Impact of diversification of nonqualified deferred compensation plan	—	(17)
Impact of cumulative effect of change in accounting principle (b)	—	(98)
Other	—	1

Total Shareholders’ Equity, ending	$9,352	9,804

(a)	Dividends on preferred stock are $.185 million for the three months ended March 31, 2008 and 2007.
(b)	2007 includes $96 million impact due to the adoption of FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” on January 1, 2007 and $2 million impact due to the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” on January 1, 2007.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2008	2007
Operating Activities
Net income	$286	359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	544	84
Depreciation, amortization and accretion	65	90
Stock-based compensation expense	12	17
Benefit for deferred income taxes	(12)	(10)
Realized securities gains	(28)	(2)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(3)	—
Realized securities losses	1	1
Loans originated for sale, net of repayments	(4,066)	(2,917)
Proceeds from sales of loans held for sale	3,948	2,666
Net gains on sales of loans	(98)	(46)
(Increase) decrease in trading securities	(13)	27
Decrease in other assets	1,011	38
Decrease in accrued taxes, interest and expenses	(115)	(54)
Decrease in other liabilities	(123)	(339)

Net Cash Provided by (Used In) Operating Activities	1,409	(86)

Investing Activities
Proceeds from sales of available-for-sale securities	1,935	291
Proceeds from calls, paydowns and maturities of available-for-sale securities	11,894	1,892
Purchases of available-for-sale securities	(15,088)	(1,686)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	2	10
Decrease in other short-term investments	103	586
Net increase in loans and leases	(2,250)	(819)
Proceeds from sale of loans	2,979	287
Decrease (increase) in operating lease equipment	29	(14)
Purchases of bank premises and equipment	(105)	(118)
Proceeds from disposal of bank premises and equipment	6	16

Net Cash (Used In) Provided by Investing Activities	(495)	445

Financing Activities
Decrease in core deposits	(149)	(208)
(Decrease) increase in certificates - $100,000 and over, including foreign office	(3,894)	15
Increase in federal funds purchased	1,185	201
Increase (decrease) in other short-term borrowings	1,640	(413)
Proceeds from issuance of long-term debt	993	747
Repayment of long-term debt	(25)	(708)
Payment of cash dividends	(233)	(222)
Exercise of stock-based awards, net	—	20
Purchases of treasury stock	—	(280)
Other	1	(5)

Net Cash Used In Financing Activities	(482)	(853)

Increase (Decrease) in Cash and Due from Banks	432	(494)
Cash and Due from Banks at Beginning of Period	2,660	2,705

Cash and Due from Banks at End of Period	$3,092	2,211

Cash Payments
Interest	$663	746
Income taxes	4	1

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and variable interest entities in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which there is greater than 20% ownership, but upon which the Bancorp does not possess and cannot exert significant influence or control, are accounted for by the equity method and not consolidated; those in which there is less than 20% ownership are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2008 and 2007, the results of operations for the three months ended March 31, 2008 and 2007, the cash flows for the three months ended March 31, 2008 and 2007 and the changes in shareholders’ equity for the three months ended March 31, 2008 and 2007. In accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three months ended March 31, 2008 and 2007 and the cash flows for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2007 has been derived from the annual Consolidated Financial Statements of the Bancorp.

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

In July 2006, the FASB issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. The expected timing of the income tax cash flows generated by a leveraged lease is revised if during the lease term the rate of return and the allocation of income would be recalculated from the inception of the lease. In the year of adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item where leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” issued in July 2006. Upon adoption of this FSP on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $96 million representing the cumulative effect of applying the provisions of this FSP.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Bancorp’s Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. On January 1, 2008, upon adoption of this Statement, the Bancorp elected to prospectively measure at fair value, residential mortgage loans originated on or after January 1, 2008 that have a designation as held for sale. Based on this prospective election, the adoption of the fair value option did not have a material effect on the Bancorp’s Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement will impact the Bancorp’s accounting and reporting of acquisitions after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.” This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption prohibited. The Bancorp is currently in the process of evaluating the impact of adopting this Statement on the Bancorp’s Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133”. This Statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This Issue was effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Bancorp will prospectively apply this Issue to applicable dividends declared on or after January 1, 2008. The adoption of EITF Issue No. 06-11 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” This SAB supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments”, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands the SAB No. 105 view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. This SAB was effective for fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 on January 1, 2008 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

3.	Intangible Assets and Goodwill

Intangible assets consist of servicing rights, core deposits, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at March 31, 2008 of 3.4 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table. For further information on serving rights, see Note 4.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2008:
Mortgage servicing rights	$1,485	(788)	(105)	592
Other consumer and commercial servicing rights	14	(10)	—	4
Core deposits	429	(310)	—	119
Other	51	(27)	—	24

Total intangible assets	$1,979	(1,135)	(105)	739

As of December 31, 2007:
Mortgage servicing rights	$1,417	(755)	(49)	613
Other consumer and commercial servicing rights	24	(19)	—	5
Core deposits	430	(302)	—	128
Other	44	(25)	—	19

Total intangible assets	$1,915	(1,101)	(49)	765

As of March 31, 2007:
Mortgage servicing rights	$1,274	(684)	(24)	566
Other consumer and commercial servicing rights	25	(19)	—	6
Core deposits	410	(277)	—	133
Other	45	(20)	—	25

Total intangible assets	$1,754	(1,000)	(24)	730

As of March 31, 2008, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended March 31, 2008 and 2007 was $44 million and $31 million, respectively. Estimated amortization expense, including servicing rights, is $151 million in 2008 (includes three months actual and nine months estimated), $137 million in 2009, $114 million in 2010, $84 million in 2011 and $68 million in 2012.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the net carrying amount of goodwill by reporting segment for the three months ended March 31, 2008 and 2007 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	Total
Balance as of December 31, 2007	$995	950	182	205	138	2,470
Acquisition activity	(4)	(6)	—	—	—	(10)

Balance as of March 31, 2008	$991	944	182	205	138	2,460

Balance as of December 31, 2006	$871	797	182	205	138	2,193
Acquisition activity	—	(1)	—	—	—	(1)

Balance as of March 31, 2007	$871	796	182	205	138	2,192

The Bancorp has completed its most recent annual goodwill impairment test as of September 30, 2007 and determined that no impairment exists. Acquisition activity during the first quarter of 2008 relates to purchase accounting adjustments relating to the initial goodwill recorded for Crown, which was acquired in the fourth quarter of 2007.

4.	Sales of Receivables and Servicing Rights

The Bancorp sold fixed and adjustable rate residential mortgage loans during the first quarter of 2008 and 2007. In those sales, the Bancorp obtained servicing responsibilities. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates. For the three months ended March 31, 2008 and 2007, the Bancorp recognized pretax gains of $93 million and $26 million, respectively, on origination fees and the sales of residential mortgage loans. Additionally, the Bancorp recognized $40 million and $34 million, respectively, in servicing fees on residential mortgages for the three months ended March 31, 2008 and 2007. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Initial carrying values of servicing rights recognized during the three months ended March 31, 2008 and 2007 were $68 million and $64 million, respectively.

During the first quarter of 2008, the Bancorp securitized and sold $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed by independent third parties as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For the three months ended March 31, 2008, the Bancorp recognized pretax gains of $15 million on the sale of automobile loans offset by $26 million in losses on related hedges. In each of those sales, the Bancorp obtained servicing responsibility, but no servicing asset or liability was recorded as the market based servicing fee was considered adequate compensation. As a result of these transactions, the Bancorp held AAA-rated security interests totaling $33 million, subordinated tranche security interests totaling $65 million and residual interests totaling $168 million. The initial carrying amounts of the interests that continue to be held by the Bancorp were estimated at the date of the sales using discounted projected cash flows.

During the first quarter of 2008 and 2007, the Bancorp sold student loans and certain commercial loans and obtained servicing responsibilities. In addition, the Bancorp transferred certain commercial loans to an unconsolidated QSPE that is wholly owned by an independent third party. See Note 7 for further information. At March 31, 2008 and 2007, the value of the servicing asset and subordinated interests related to these sales were immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

As of March 31, 2008 and 2007, the key economic assumptions used in measuring the interests that continue to be held by the Bancorp were as follows:

		March 31, 2008				March 31, 2007
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.7	11.3%	9.1%	N/A	7.3	10.9%	10.4%	N/A
Servicing assets	Adjustable	4.5	21.3	11.6	N/A	3.8	27.0	11.3	N/A
Automobile loans:
Residual interest	Fixed	1.8	22.9%	8.0%	1.5%	N/A	N/A	N/A	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial. At March 31, 2008 and 2007, the Bancorp serviced $36.5 billion and $30.3 billion, respectively, of residential mortgage loans for other investors.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At March 31, 2008, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rates	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$553	5.6	13.2%	$27	52	9.6%	$19	37	—%	$—	—
Servicing assets	Adjustable	39	2.6	32.0	3	6	12.4	1	2	—	—	—
Automobile loans:
Residual interest	Fixed	$170	1.8	22.9%	$5	9	8.0%	$3	6	1.5%	$3	7

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

Changes in the servicing asset related to residential mortgage loans for the three months ended March 31:

($ in millions)	2008	2007
Carrying amount as of the beginning of period	$662	546
Servicing obligations that result from transfer of residential mortgage loans	68	64
Amortization	(33)	(20)

Carrying amount before valuation allowance	$697	590

Valuation allowance for servicing assets:
Beginning balance	(49)	(27)
Servicing valuation (impairment) recovery	(56)	3

Ending balance	(105)	(24)

Carrying amount as of the end of the period	$592	566

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the three months ended March 31:

($ in millions)	2008	2007
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2007 and 2006)	$565	483
Fair value at end of period	553	522
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2007 and 2006)	50	45
Fair value at end of period	39	48

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities (primarily principal-only strips). The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The Bancorp recognized a net gain of $53 million and a net loss of $3 million in the three months ended March 31, 2008 and 2007, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 6 for information on the types and amount of free-standing derivatives used to economically hedge the MSR portfolio. Additionally, the Bancorp recognized $3 million in securities gains on available-for-sale securities used to economically hedge the MSR portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2008 and 2007, the available-for-sale securities portfolio included $517 million and $208 million, respectively, of securities related to the non-qualifying hedging strategy.

5.	Bank-Owned Life Insurance

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. Therefore, the Bancorp’s BOLI policies are intended to be long-term investments to provide funding for future payment of long-term liabilities. The Bancorp records these BOLI policies within other assets in the Condensed Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in noninterest income in the Condensed Consolidated Statements of Income.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During the second half of 2007 and throughout the first quarter of 2008, the value of the investments underlying one of the Bancorp’s BOLI policies declined significantly due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the decline in the cash surrender value to exceed the protection provided by the stable value agreement.

As a result of exceeding the cash surrender value protection, the Bancorp recorded a $152 million charge during the first quarter of 2008 to reflect the change in cash surrender value related to a certain policy. The cash surrender value of this BOLI policy was $353 million at March 31, 2008. During the remainder of 2008, the cash surrender value of this policy may increase or decrease further depending on market conditions related to the underlying investments.

At March 31, 2008, the cash surrender value protection had not been exceeded for any other BOLI policies.

6.	Derivative Financial Instruments

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three months ended March 31, 2008 and 2007, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt is reported within interest expense in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2008, the difference in the gain or loss on interest rate swaps and the offsetting gain or loss on long-term debt was insignificant to the Bancorp’s Condensed Consolidated Statements of Income and consisted of $207 million in net gains in changes in the fair value of interest rate swaps and $206 million in net losses in changes in the fair value of the long-term debt attributable to the risk being hedged. For the three months ended March 31, 2007, ineffectiveness on fair value hedges related to long-term debt was insignificant to the Bancorp’s Condensed Consolidated Statements of Income and consisted of $9 million in net gains in changes in the fair value of interest rate swaps and $9 million in net losses in changes in the fair value of the long-term debt attributable to the risk being hedged.

The Bancorp previously entered into forward contracts that met the criteria for fair value hedge accounting to hedge its residential mortgage loans held for sale. Upon adoption of SFAS No. 159 on January 1, 2008 and the Bancorp’s election to carry residential mortgage loans held for sale at fair value, all new forward contracts held to hedge its residential mortgage loans held for sale were held as free-standing derivative instruments. For the three months ended March 31, 2007, the ineffectiveness of the hedging relationships related to residential mortgage loans held for sale was insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

	March 31, 2008		December 31, 2007		March 31, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate swaps related to debt	$4,480	$253	3,000	67	—	—
Forward contracts related to mortgage loans held for sale	—	—	183	1	685	2

Total included in other assets		$253		68		2

Interest rate contracts included in other liabilities:
Interest rate swaps related to debt	$—	$—	775	21	1,575	42
Forward contracts related to mortgage loans held for sale	—	—	511	4	541	2

Total included in other liabilities		$—		25		44

During 2006, the Bancorp terminated interest rate swaps designated as fair value hedges and, in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the three months ended March 31, 2008 and 2007, $2 million and $3 million in net deferred losses, net of tax, on the terminated fair value hedges were amortized into interest expense, respectively.

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of March 31, 2008, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2008, ineffectiveness on cash flow hedges were insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

The effective portion of the gains or losses on derivative contracts are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. At December 31, 2007, the Bancorp had $1.0 billion in notional cash flow hedges related to an automobile loan sale. During the first quarter of 2008, the Bancorp completed the sale of consumer loans and recognized $26 million in cash flow hedge losses in other noninterest income, which were partially offset by gains of $15 million on the sale of automobile loans.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively. As of March 31, 2008, $64 million of deferred gains on cash flow derivatives are recorded in accumulated other comprehensive income. For the three months ended March 31, 2008, less than $1 million in gains was reclassified from accumulated other comprehensive income to interest expense. As of March 31, 2008, $14 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

The following table reflects the notional amount and market value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

	March 31, 2008		December 31, 2007		March 31, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate floors related to commercial loans	$1,500	$161	1,500	107	—	—
Interest rate caps related to debt	1,750	7	1,750	11	—	—

Total included in other assets		$168		118		—

Interest rate contracts included in other liabilities:
Interest rate swaps related to consumer loans	$—	$—	1,000	11	—	—

Total included in other liabilities		$—		11		—

Free-Standing Derivative Instruments

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations, commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue in the Condensed Consolidated Statements of Income.

The Bancorp offers its customers an equity-linked certificate of deposit that has a return linked to equity indices. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp enters into an offsetting derivative contract to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and derivative contract entered into by the Bancorp are recorded as free-standing derivatives and recorded at fair value with offsetting gains and losses recognized in the Condensed Consolidated Statements of Income.

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts. The Bancorp does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment. Revaluation gains and losses on such foreign currency derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income, as are revaluation gains and losses on foreign denominated loans.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, swaptions, floors, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The Bancorp may also enter into forward swaps to economically hedge the change in fair value of certain commercial mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Additionally, the Bancorp occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate volatility. The gains and losses on these derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments are summarized below:

For the three months ended March 31 ($ in millions)	Income Statement Caption	2008	2007
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$(8)	—
Forward contracts related residential mortgage loans held for sale	Mortgage banking net revenue	3	(3)
Interest rate lock commitments	Mortgage banking net revenue	5	4
Derivative instruments related to MSR portfolio	Mortgage banking net revenue	53	(3)
Derivative instruments related to interest rate risk	Other noninterest income	—	(1)
Commodity contracts:
Commodity contracts for customers	Corporate banking revenue	—	—
Foreign exchange contracts:
Foreign exchange contracts for customers	Corporate banking revenue	24	13
Foreign exchange contracts	Other noninterest income	4	(1)

At March 31, 2008, $47.8 billion in notional amount (of the total $52.9 billion) of free-standing derivatives were related to the customer accommodation program. The following table reflects the market value of all free-standing derivatives included in the Condensed Consolidated Balance Sheets:

	March 31, 2008		December 31, 2007		March 31, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate contracts for customers	$13,815	$741	12,265	391	9,647	121
Derivative instruments related to MSR portfolio	2,417	127	3,062	70	2,385	19
Interest rate lock commitments	1,159	8	656	3	747	4
Derivative instruments related to held for sale mortgages	1,262	5	229	1	432	1
Derivative instruments related to interest rate risk	—	—	1	—	8	—
Commodity contracts included in other assets:
Commodity contracts for customers	32	16	167	28	72	5
Foreign exchange contracts included in other assets:
Foreign exchange contracts for customers	9,218	326	7,132	255	5,173	138
Foreign exchange contracts	156	6	—	—	—	—
Equity contracts included in other assets:
Derivative instruments related to equity-linked CD	57	4	50	5	4	—

Total included in other assets		$1,233		753		288

Interest rate contracts included in other liabilities:
Interest rate contracts for customers	$14,170	$742	12,430	391	9,038	121
Derivative instruments related to MSR portfolio	521	6	1,280	16	100	1
Interest rate lock commitments	483	3	253	1	326	1
Derivative instruments related to held for sale mortgages	918	8	588	9	164	1
Derivative instruments related to interest rate risk	5	—	—	—	1,002	44
Commodity contracts included in other liabilities:
Commodity contracts for customers	35	16	163	22	91	5
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts for customers	8,571	293	6,642	234	4,812	124
Foreign exchange contracts	—	—	153	1	—	—
Equity contracts included in other liabilities:
Derivative instruments related to equity-linked CD	57	4	50	5	4	—

Total included in other liabilities		$1,072		679		297

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

7.	Commitments, Contingent Liabilities and Guarantees

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters in certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Condensed Consolidated Balance Sheets. Creditworthiness for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Condensed Consolidated Balance Sheets are summarized as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts. A summary of significant commitments at March 31:

($ in millions)	2008	2007
Commitments to extend credit	$49,516	44,324
Letters of credit (including standby letters of credit)	8,686	8,145
Forward contracts to sell mortgage loans	2,180	1,822
Customer derivatives in a loss position	1,906	3,454
Noncancelable lease obligations	773	728
Capital expenditures	100	111
Purchase obligations	48	42

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2008 and 2007, the Bancorp had a reserve for probable credit losses totaling $103 million and $79 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At March 31, 2008, approximately $2.8 billion of standby letters of credit expire within one year, $5.5 billion expire between one to five years and $0.5 billion expire thereafter. At March 31, 2008, letters of credit of approximately $55 million were issued to commercial customers for a duration of one year or less to facilitate trade payments in domestic and foreign currency transactions. At March 31, 2008, the reserve related to these standby letters of credit was $2 million. Approximately 69% and 70% of the total standby letters of credit were secured as of March 31, 2008 and 2007, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

As discussed in Note 6, the Bancorp’s policy is to enter into derivative contracts to accommodate customers, to offset customer accommodations and to mitigate its own market risk incurred in the ordinary course of its business. Contingent obligations arising from market risk assumed in derivatives are offset with additional rights contained in other derivatives or contracts, such as loans or borrowings. A liability arises when a customer does not perform according to the derivative contract while the Bancorp must perform under the offsetting agreement. Customer derivatives in a loss position with a corresponding offset are included in the previous table. The fair value of these contracts at March 31, 2008 and 2007 was $40 million and $32 million, respectively.

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the quarters ended March 31, 2008 and 2007, the Bancorp processed approximately $40 million and $35 million, respectively, of chargebacks presented by issuing banks, resulting in no material losses

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve related to such chargebacks at March 31, 2008 and 2007.

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 8 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Through March 31, 2008 and 2007, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. The outstanding balance of such loans at March 31, 2008 and 2007 was approximately $3.0 billion and $3.4 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance of $3.0 billion and $3.4 billion, respectively, at March 31, 2008 and 2007. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $5.0 billion and $4.0 billion as of March 31, 2008 and March 31, 2007, respectively. At March 31, 2008 and 2007, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $17 million and $16 million, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets.

During the third quarter of 2007, the Bancorp began purchasing asset-backed commercial paper from the QSPE due to widening credit spreads in the commercial paper market. As of March 31, 2008, the amount of commercial paper held by the Bancorp was $600 million, representing 19% of the total commercial paper issued by the QSPE.

At March 31, 2008 and 2007, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.5 billion and $1.4 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $16 million and $20 million relating to these residential mortgage loans sold at March 31, 2008 and 2007, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Securities, Inc (“FTS”), a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of March 31, 2008 was $31 million compared to $52 million as of March 31, 2007. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

As of March 31, 2008 and 2007, the Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.3 billion and $817 million, respectively. In May 2008, the Bancorp issued $400 million in trust-preferred securities maturing in 2068. Refer to Note 17 for more information regarding subsequent events.

The Bancorp, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) on March 19, 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests.

In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to fair value the indemnification obligation in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, the Bancorp recorded an indemnification liability under FIN 45 of $3 million. Additionally, during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for potential future litigation settlements. These amounts were accrued under SFAS No. 5, “Accounting for Contingencies.”

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In connection with the IPO, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of March 31, 2008, the Bancorp has recorded its proportional share of $124 million of the Visa escrow account net against the current Visa litigation reserve of $144 million.

8.	Legal and Regulatory Proceedings

During May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio related to a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the tax effects of certain leveraged lease transactions in subsequent tax return years. The proposed adjustments, including penalties, relate to the Bancorp’s portfolio of lease-in lease-out transactions, service contract leases and qualified technology equipment leases with both domestic and foreign municipalities. The Bancorp is challenging the Internal Revenue Service’s proposed treatment of all of these leasing transactions. The Bancorp’s original net investment in these leases totaled approximately $900 million. Management continues to believe that its treatment of these leveraged leases was appropriate and in compliance with applicable tax law and regulations. While management cannot predict with certainty the result of the suit, given the tax treatment of these transactions has been challenged by the Internal Revenue Service, management believes a resolution may involve a projected change in the timing of the leveraged lease cash flows. Under FSP FAS No. 13-2, which was effective as of January 1, 2007, a change or projected change in the timing of lessor cash flows related to income taxes generated by leveraged lease transactions, excluding interest and penalty assessments, requires a lessor to recalculate the rate of return and allocation of income to positive investment years from inception of the lease. Upon adoption of FSP FAS No. 13-2 on January 1, 2007, the Bancorp recorded a $96 million after-tax charge to retained earnings related to its portfolio of leveraged leases. The amount of this reduction will be recognized as income over the remaining term of the affected leases. The Bancorp has made deposits of $407 million with the IRS to mitigate the risk associated with tax years currently under audit. These deposits enable the Bancorp to stop the accrual of interest on any tax deficiency, to the extent of the deposit, if the Bancorp is not ultimately successful. Trial for the three 1997 lease-leaseback transactions concluded on April 17, 2008 and the jury rendered a verdict in the form of a series of answers to special interrogatories. Some of the jury’s answers to the interrogatories favored Fifth Third and some favored the IRS. The judge has not yet ruled in this case. Because the court has not yet entered a judgment in this case, the Bancorp is not able to assess what effects the jury’s answers may have. If the case is ultimately determined unfavorable to the Bancorp, the Bancorp will explore what rights of appeal it may have or what options for relief it may seek.

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to an indemnification obligation of Visa as discussed in Note 7. Accordingly, in the third and fourth quarters of 2007 the Bancorp recorded a contingent liability included in the $172 million litigation reserve. In connection with Visa’s IPO, the Bancorp reversed $152 million of these reserves in the first quarter of 2008.

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases were consolidated by the Judicial Panel on Multidistrict Litigation and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and have been consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of the alleged intrusion. Another was filed by financial institutions and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. The U.S. District Court (“Court”) has granted the Bancorp’s motion to dismiss certain of the claims, but additional claims remain pending. On November 29, 2007, the U.S. District Court, District of Massachusetts (“District Court”) issued an order denying Plaintiffs’ Motion for Class Certification in the consolidated cases brought by financial institutions (the “Financial Institution Track”). On December 18, 2007, the District Court entered its final order in the Financial Institution Track litigation that i) denied Plaintiffs’ Motion for Leave to Amend their Complaint, without prejudice; ii) dismissed the case for lack of subject matter jurisdiction; and iii) transferred the case from the United States District Court to the Massachusetts Superior Court in and for the County of Middlesex (“Massachusetts State Court”). On December 18, 2007, TJX Companies, Inc. filed a Notice of Appeal to the United States Court of Appeals for the First Circuit (“First Circuit”) as to that portion of the Court’s December 18 order transferring the case to Massachusetts State Court and an emergency motion to stay the Massachusetts State Court proceedings pending the appeal. On December 19, 2007, the First Circuit granted the request for stay until further order of the Court. On December 20, 2007, Fifth Third likewise filed a Notice of Appeal to the First Circuit solely as to that portion of the District Court’s December 18 Order transferring the case to the Massachusetts State Court. On December 21, 2007, Plaintiffs also filed a Notice of Appeal in the First Circuit as to the entirety of the District Court’s December 18 Order and also as to all other prior “adverse rulings” including, without limitation, the District Court’s denial of class certification and dismissal of various claims. Both TJX and Fifth Third amended their Notices of Appeal to likewise appeal all adverse rulings by the District Court. Separately, on January 16, 2008, the two remaining financial institution plaintiff banks who had not reached a settlement with TJX filed a new lawsuit against the Bancorp and TJX in Massachusetts State Court asserting similar allegations to

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

those set forth in the Financial Institution Track litigation. After TJX and the Bancorp removed the case to the District Court, it was remanded to Massachusetts State Court and a motion to stay those proceedings is now pending. In regards to the consumer track litigation, on January 9, 2008, the District Court issued an Order of Preliminary Approval of a proposed class action settlement funded solely by TJX and for the Publishing of Notice of a Final Fairness Hearing set for July 15, 2008.

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

9.	Subordinated Debentures

In March 2008, the Bancorp issued $1.0 billion of subordinated notes to third party investors under its subordinated indenture, dated as of May 23, 2003, as supplemented by a supplemental indenture dated as of December 20, 2006 between the Bancorp and Wilmington Trust Company, as trustee. The subordinated notes bear a fixed rate of interest of 8.25% per annum. The notes are unsecured, subordinated obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on March 1, 2038. The notes will not be subject to redemption at the Bancorp’s option at any time prior to maturity.

10.	Income Taxes

The Bancorp accounts for its uncertain tax positions in accordance with FIN 48. During the first quarter of 2008, the balance of the uncertain tax positions did not materially change from the previous period. Interest expense incurred in connection with income taxes is accrued as a component of income tax expense in the Condensed Consolidated Statements of Income. As of March 31, 2008, the balance of accrued interest liabilities had not materially changed from the previous period.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions will significantly increase or decrease during the next 12 months. The Bancorp has filed suit in the United States District Court for the Southern District of Ohio in a dispute with the Internal Revenue Service concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The Internal Revenue Service has also proposed adjustments to the leveraged lease transactions in subsequent tax return years. The proposed adjustments relate to the Bancorp’s portfolio of leveraged leases, with both domestic and foreign municipalities. The status of the current litigation is further described in Note 8. While the Bancorp is not expecting the litigation to be resolved during 2008, the trial court decision, together with rulings from other court jurisdictions where other leveraged lease cases are pending, may cause the Bancorp to reevaluate its position and associated unrecognized tax benefits during the next 12 months. An estimate of the range of the reasonably possible changes to the unrecognized tax benefits cannot be made at this time.

The statute of limitations for Federal income tax returns remains open for tax years 2004 through 2007. In addition, limited statute extensions have been agreed to for tax years 1997 through 2003 primarily for leasing uncertainties. With the exception of the state impact of the Federal items discussed above, as well as a few states with insignificant uncertain liabilities, the statutes of limitations for state income tax returns remain open for tax years in accordance with the various states’ statutes.

11.	Retirement and Benefit Plans

Net periodic pension cost is recorded as a component of employee benefits expense in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance.

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2008 and 2007:

($ in millions)	2008	2007
Service cost	$—	—
Interest cost	3	4
Expected return on assets	(5)	(5)
Amortization of actuarial loss	2	2
Amortization of net prior service cost	—	—
Settlement	—	—

Net periodic pension cost	$—	1

Based on the current year actuarial assumptions, the Bancorp did not make any cash contributions to its pension plans during the three months ended March 31, 2008, and does not expect to contribute to the plans during the remainder of 2008.

12.	Stock-Based Compensation

Stock-based compensation awards are eligible for issuance under the Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan provides for incentive and non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units, and performance share and restricted stock awards. All of the Bancorp’s stock-based awards are to be settled with stock with the exception of a portion of the performance shares that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. Stock options, issued at fair market value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become fully exercisable ratably over a three or four year period of continued employment. SARs, issued at fair market value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted stock options or SARs, re-price previously granted stock options or SARs, or grant reload stock options. Restricted stock grants vest either fully after four years or ratably after three, four and five years of continued employment and include dividend and voting rights. Performance share and performance restricted stock awards have three-year cliff vesting terms with performance or market conditions as defined by the plan.

For stock options, approximately 1,000 options were granted, 124,000 were exercised, and 2.1 million were forfeited or expired during the three months ended March 31, 2008. Approximately 5,000 options were granted, 749,000 were exercised, and 20,000 were forfeited or expired during the three months ended March 31, 2007. For SARs, approximately 29,000 were granted and 520,000 were forfeited or expired during the three months ended March 31, 2008. Approximately 57,000 SARs were granted and 226,000 were forfeited or expired during the three months ended March 31, 2007. No SARs were exercised during the first quarters of 2008 and 2007. For restricted stock awards, approximately 213,000 awards were granted, 32,000 awards vested and were released, and 112,000 awards were forfeited during the three months ended March 31, 2008. Approximately 36,000 awards were granted, 18,000 awards vested and were released, and 67,000 awards were forfeited during the three months ended March 31, 2007.

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant. As of March 31, 2008 and 2007, the assumptions were as follows:

	2008	2007
Expected option life (in years)	6	6
Expected volatility	30%	22%
Expected dividend yield	8.70%	3.79%
Risk-free interest rate	3.25%	4.60%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Bancorp’s common stock. The expected dividend yield is based on annual dividends divided by the Bancorp’s stock price at the date of the grant. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense was $13 million and $17 million for the three months ended March 31, 2008 and 2007, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

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

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2008
Gains on available-for-sale securities	$174	(51)	123
Reclassification adjustment for net gains recognized in net income	(27)	—	(27)

Unrealized gains (losses) on available-for-sale securities	147	(51)	96	$(94)	96	2

Gains on cash flow hedge derivatives	50	(18)	32
Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	11	(4)	7

Unrealized gains on cash flow hedge derivatives	61	(22)	39	25	39	64

Defined benefit plans:
Net prior service cost	—	—	—
Net loss	5	(3)	2

Total pension and other postretirement obligations	5	(3)	2	(57)	2	(55)

Total other comprehensive income	$213	(76)	137

Total accumulated other comprehensive income				$(126)	137	11

2007
Gains on available-for-sale securities	$22	(8)	14
Unrealized losses on available-for-sale securities				$(119)	14	(105)

Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	1	—	1
Unrealized losses on cash flow hedge derivatives				(1)	1	—

Defined benefit plans:
Net prior service cost	—	—	—
Net loss	2	(1)	1

Total pension and other postretirement obligations	2	(1)	1	(59)	1	(58)

Total other comprehensive income	$25	(9)	16

Total accumulated other comprehensive income				$(179)	16	(163)

14.	Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the three months ended March 31 were as follows:

	2008			2007
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net Income	$286			$359

Net income available to common shareholders (a)	$286	528	$0.54	$359	551	$0.65

Earnings per diluted share:
Net income available to common shareholders	$286	528	$0.54	$359	551	$0.65
Effect of dilutive securities:
Stock based awards		2	—		3	—
Convertible preferred stock (b)	—	—	—	—	—	—

Net income available to common shareholders plus assumed conversions	$286	530	$0.54	$359	554	$0.65

(a)	Dividends on preferred stock are $.185 million for the three months ended March 31, 2008 and 2007.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the three months ended March 31, 2008 and 2007.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

At March 31, 2008 and 2007, there were 40.8 million and 31.9 million shares outstanding, respectively, that were not included in the computation of net income per diluted share. The outstanding shares consist of options and stock appreciation rights that have not yet been exercised, and unvested restricted stock. Options and stock appreciation rights are excluded from the computation of net income per diluted shares because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Restricted shares are excluded from the calculation until vested.

15.	Fair Value Measurements

Effective January 1, 2008, the Bancorp adopted SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bancorp has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Bancorp’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Bancorp’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

Effective January 1, 2008, the Bancorp adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Upon election of the fair value option in accordance with SFAS No. 159, subsequent changes in fair value are recorded as an adjustment to earnings.

The following table summarizes assets and liabilities measured at fair value on a recurring basis, including financial instruments in which the Bancorp has elected the fair value option in accordance with SFAS No. 159.

	Fair Value Measurements Using
As of March 31, 2008 ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Available-for-sale securities (a)	$361	11,161	176	$11,698
Trading securities	6	178	—	184
Loans held for sale (b)	—	951	—	951
Other assets (c)	5	1,637	12	1,654

Total assets	$372	13,927	188	$14,487

Liabilities:
Other liabilities (d)	$54	1,063	8	$1,125

Total liabilities	$54	1,063	8	$1,125

(a)	Excludes FHLB and FRB stock totaling $523 million and $200 million, respectively, which are carried at par.
(b)	Includes residential mortgage loans held for sale.
(c)	Includes derivatives with a positive fair value.
(d)	Includes derivatives with a negative fair value, short positions and certain deferred compensation liabilities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available- for-sale and Trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include residual interests in securitizations.

Residential mortgage loans held for sale

For loans held for sale, fair value is estimated based upon mortgage backed securities prices and spreads to those prices or, for certain assets, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. Residential mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. The majority of the Bancorp’s derivative positions are valued utilizing models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with any significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. Interest rate lock commitments on residential mortgage loans are an example of derivatives designated as Level 3.

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2008 ($ in millions)	Available-for- Sale Securities	Derivatives, Net (a)	Total Fair Value
Balance, January 1, 2008	$10	(4)	$6
Total gains or losses (realized/unrealized)
Included in earnings	(1)	1	—
Included in other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	167	7	174
Transfers in and/or out of Level 3	—	—	—

Balance, March 31, 2008	$176	4	$180

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 (b)	$(1)	5	$4

(a)	Net derivatives include derivative assets of $12 million and derivative liabilities of $8 million at March 31, 2008.
(b)	Includes interest income and expense.

Total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 were $6 million in gains recorded in mortgage banking net revenue with $5 million and $1 million in losses recorded in corporate banking revenue and net securities gains/losses, respectively, in the Condensed Consolidated Statements of Income. Total gains and losses included in earnings attributable to changes in unrealized gains and losses related to assets still held at March 31, 2008 were $5 million in gains and $1 million in losses for the three months ended March 31, 2008 recorded in mortgage banking net revenue and securities gains/losses, respectively, in the Condensed Consolidated Statements of Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At March 31, 2008, the Bancorp recognized temporary impairment in certain classes of the MSR portfolio. Based on this temporary impairment in the MSR portfolio, the current carrying value of the MSRs of $592 million is equal to the fair value of $592 million.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy.

During the first quarter of 2008, certain loans held for sale and subject to the lower of cost or market method of accounting were written down due to impairment. Commercial mortgage loans held for sale were written down $3 million due to illiquidity in the secondary market. Automobile loans held for sale were written down $3 million due to declines in the underlying credit quality of the borrowers. Both the commercial mortgage and automobile loans were subsequently transferred to the portfolio during the first quarter of 2008. The fair value of these loans was classified within Level 3 of the valuation hierarchy.

During the first quarter of 2008, certain loans included in the Bancorp’s loan portfolio were deemed impaired in accordance with SFAS No. 114. The fair value of the impaired portfolio loans was calculated based on the fair value of the underlying collateral and was classified within Level 3 of the valuation hierarchy. The following table summarizes the impairment recognized during the quarter:

($ in millions)	Impairment	Fair Value
Commercial loans	$51	56
Commercial mortgage loans	31	66
Commercial construction loans	61	161

Total	$143	283

Fair Value Option

The Bancorp elected on January 1, 2008 to measure residential mortgage loans held for sale at fair value in accordance with SFAS No. 159. The election was prospective, at the instrument level, for residential mortgage loans that have a designation as held for sale on the day the specific loan closes. Existing loans held for sale as of December 31, 2007 were not included in the fair value option election and will continue to be valued at the lower of cost or market until the loans are sold. As of March 31, 2008, the balance of these loans not sold was approximately $12 million. Electing to measure residential mortgage loans held for sale at fair value will reduce certain timing differences, better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets and eliminate the complex hedge accounting requirements that were followed prior to the adoption of SFAS No. 159.

The following table summarizes loans held for sale for which the fair value option was elected in relation to total loans held for sale by the Bancorp as of March 31, 2008.

($ in millions)	Amount
Fair value of residential mortgage loans held for sale for which the fair value option was elected	$951
Aggregate carrying amount of loans held for sale that were not eligible for the fair value option (a)	1,622

Total loans held for sale	$2,573

(a)	Includes residential mortgage, commercial and student loans held for sale for which the fair value option was not elected.

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value in accordance with SFAS No. 159. At March 31, 2008, there were no residential mortgage loans measured at fair value that were subsequently reclassified to loans held for investment.

Gains from fair value changes included in earnings for instruments for which the fair value option was elected were $22 million for the three months ended March 31, 2008 and are reported as mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income. Gains and losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans measured at fair value are immaterial to the Bancorp’s Condensed Consolidated Financial Statements due to the short time period between the origination and sale of the loans, and the lack of delinquent loans at March 31, 2008.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value as of March 31, 2008.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$951	926	$25
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

16.	Business Segments

Results of operations and selected financial information by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended March 31, 2008:
Net interest income (a)	$358	384	117	1	45	(79)	—		826
Provision for loan and lease losses	125	64	77	3	6	269	—		544
Net interest income after provision for loan and lease losses (a)	233	320	40	(2)	39	(348)	—		282
Noninterest income:
Electronic payment processing revenue	(1)	43	—	186	—	—	(15	) (b)	213
Service charges on deposits	44	101	—	—	2	—	—		147
Corporate banking revenue	102	3	—	—	5	(3)	—		107
Mortgage banking net revenue	—	4	93	—	—	—	—		97
Investment advisory revenue	1	22	—	—	94	(2)	(22	) (c)	93
Other noninterest income	14	18	16	12	1	116	—		177
Securities gains (losses), net	—	—	3	—	—	27	—		30

Total noninterest income	160	191	112	198	102	138	(37)		864
Noninterest expense:
Salaries, wages and incentives	63	99	34	16	33	102	—		347
Employee benefits	16	29	9	4	9	18	—		85
Net occupancy expense	4	38	2	1	3	24	—		72
Payment processing expense	—	2	—	64	—	—	—		66
Technology and communications	—	4	1	9	1	32	—		47
Equipment expense	1	10	—	—	—	20	—		31
Other noninterest expense	138	116	44	42	49	(285)	(37)		67

Total noninterest expense	222	298	90	136	95	(89)	(37)		715
Income before income taxes (a)	171	213	62	60	46	(121)	—		431
Applicable income taxes (a)	36	75	22	21	16	(25)	—		145

Net income	$135	138	40	39	30	(96)	—		286

Average assets	$44,601	45,812	24,750	988	6,116	(10,976)	—		111,291

Three months ended March 31, 2007:
Net interest income (a)	$320	345	102	—	36	(61)	—		742
Provision for loan and lease losses	17	22	26	2	3	14	—		84

Net interest income after provision for loan and lease losses (a)	303	323	76	(2)	33	(75)	—		658
Noninterest income:
Electronic payment processing revenue	(2)	40	—	157	—	1	(11	) (b)	185
Service charges on deposits	37	88	—	—	2	(1)	—		126
Corporate banking revenue	76	2	—	1	3	1	—		83
Mortgage banking net revenue	—	1	36	—	—	3	—		40
Investment advisory revenue	1	22	—	—	96	(1)	(22	) (c)	96
Other noninterest income	18	21	16	9	1	13	—		78

Total noninterest income	130	174	52	167	102	16	(33)		608
Noninterest expense:
Salaries, wages and incentives	55	91	15	15	34	82	—		292
Employee benefits	15	28	8	4	9	23	—		87
Net occupancy expense	4	33	2	1	2	23	—		65
Payment processing expense	—	1	—	51	—	—	—		52
Technology and communications	1	4	1	8	1	25	—		40
Equipment expense	1	9	—	1	—	18	—		29
Other noninterest expense	120	104	39	31	52	(125)	(33)		188

Total noninterest expense	196	270	65	111	98	46	(33)		753
Income before income taxes (a)	237	227	63	54	37	(105)	—		513
Applicable income taxes (a)	64	80	22	19	13	(44)	—		154

Net income	$173	147	41	35	24	(61)	—		359

Average assets	$36,841	44,811	23,012	987	5,928	(12,387)	—		99,192

(a)	Includes fully taxable-equivalent adjustments of $6 million for the three months ended March 31, 2008 and 2007.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

17.	Subsequent Events

On April 15, 2008, the Bancorp’s shareholders approved a proposal to amend Article Fourth of the Bancorp’s Amended Articles of Incorporation to increase the authorized number of shares of common stock from 1.3 billion shares to 2.0 billion shares. The additional shares allow the Bancorp to have a sufficient number of authorized but unissued shares available for possible use in future acquisition and expansion opportunities, for general corporate needs such as possible future securities issuances, stock dividends or stock splits, as well as for equity grants to its employees under its equity compensation plans.

In April 2008, the Bancorp issued $750 million of senior notes to third party investors under its senior indenture, dated as of April 30, 2008 between the Bancorp and Wilmington Trust Company, as trustee. The senior notes bear a fixed rate of interest of 6.25% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on May 1, 2013. The notes will not be subject to redemption at the Bancorp’s option at any time prior to maturity.

In May 2008, Fifth Third Capital Trust VII (“Trust VII”), a wholly-owned non-consolidated subsidiary of the Bancorp, issued $400 million of Tier 1-qualifying trust preferred securities to third party investors and invested these proceeds in junior subordinated notes (“JSN VII”) issued by the Bancorp. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations of the Trust VII. No other subsidiaries of the Bancorp are guarantors of the JSN VII. The JSN VII will mature on May 15, 2068. The JSN VII held by the Trust VII bear a fixed rate of interest of 8.875% until May 15, 2058. After May 15, 2058, the JSN VII bear interest at a variable rate of three-month LIBOR plus 5.00%. The Bancorp has subsequently hedged the JSN VII to a variable rate. The JSN VII may be redeemed at the option of the Bancorp on or after May 15, 2013, or in certain other limited circumstances, at a redemption price of 100% of the principal amount plus accrued but unpaid interest. All redemptions are subject to certain conditions and generally require approval by the Federal Reserve Board.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 8 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2008 to the risk factors as previously disclosed in the Registrant’s 2007 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases of equity securities by the Bancorp during the first quarter of 2008.

Submission of Matters to a Vote of Security Holders (Item 4)

On April 15, 2008, the Bancorp held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders voted on the following proposals stated in the Proxy Statement dated March 6, 2008, which is incorporated by reference herein.

The proposals voted on and approved or disapproved by the shareholders at the Annual Meeting were as follows:

1.	Election of all of the Board of Directors to serve until the Annual Meeting of Shareholders in 2009.

	Number of Shares
Summary of Votes	For	Withheld
Election of Board of Directors:
Darryl F. Allen	435,781,557	17,331,258
John F. Barrett	435,493,674	17,619,142
Ulysses L. Bridgeman, Jr.	414,357,349	38,785,466
James P. Hackett	432,565,076	20,547,739
Gary R. Heminger	436,801,838	16,310,977
Allen M. Hill	433,371,752	19,741,064
Kevin T. Kabat	435,047,048	18,065,767
Robert L. Koch II	437,354,475	15,758,341
Mitchel D. Livingston, Ph.D	435,210,149	17,902,667
Hendrick G. Meijer	434,375,937	18,736,878
James E. Rogers	429,853,552	23,259,263
George A. Schaefer, Jr.	433,577,302	19,535,513
John J. Schiff, Jr.	433,842,906	19,269,909
Dudley S. Taft	435,206,594	17,906,221
Thomas W. Traylor	437,288,999	15,823,817

2.	Approval of the proposal to amend Article Fourth of the Amended Articles of Incorporation to increase the authorized number of shares of common stock from 1,300,000,000 shares to 2,000,000,000 shares by a vote of 391,218,953 for, 57,263,231 against, 4,630,632 abstain and zero broker non-votes.

3.	Approval of the proposal to approve the Fifth Third Bancorp 2008 Incentive Compensation Plan, including the issuance of up to 33,000,000 shares of common stock thereunder by a vote of 316,646,225 for, 59,285,816 against, 4,210,662 abstain and 72,970,121 broker non-votes.

4.	Approval of the proposal to amend the Code of Regulations of Fifth Third Bancorp to amend Article II, Section 1 of the Code of Regulations to amend the provisions for fixing the date of the Annual Meeting of Shareholders by a vote of 437,577,697 for, 7,938,036 against, 7,897,083 abstain and zero broker non-votes.

5.	Approval of the appointment of the firm Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Bancorp for the year 2008 by a vote of 443,361,064 for, 5,942,282 against, 3,809,470 abstain and zero broker non-votes.

6.	Rejection of the shareholder proposal to engage an investment banking firm to actively seek a sale or merger of the Bancorp by a vote of 31,293,422 for, 342,666,024 against, 6,183,248 abstain and 72,970,121 broker non-votes.

Exhibits (Item 6)

1.1	Underwriting Agreement dated February 26, 2008 among Fifth Third Bancorp and Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Representatives of the Underwriters named in the Underwriting Agreement. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2008.

1.2	Underwriting Agreement dated April 23, 2008 among Fifth Third Bancorp and Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, as Representatives of the several Underwriters named in the Underwriting Agreement. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008.

1.3	Underwriting Agreement dated April 29, 2008 among Fifth Third Bancorp, Fifth Third Capital Trust VII, Morgan Stanley & Co. Incorporated, CitiGroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Wachovia Capital Markets, LLC, as Representative of the Underwriters named in the Underwriting Agreement. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2008.

3.1	Second Amended Articles of Incorporation, as amended. Incorporated by reference to Registrant’s Registration Statement on Form S-3 (No. 333-141560), as amended by Post-Effective Amendment No. 1 filed with the Securities and Exchange Commission on April 28, 2008.

3.2	Code of Regulations, as amended. Incorporated by reference to Registrant’s Registration Statement on Form S-3 (No. 333-141560), as amended by Post-Effective Amendment No. 1 filed with the Securities and Exchange Commission on April 28, 2008.

4.1	Global security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. (1)

4.2	Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

4.3	Global security dated as of April 30, 2008 representing Fifth Third Bancorp’s $500,000,000 6.25% Senior Notes due 2013. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008. (2)

4.4	Fourth Supplemental Indenture dated as of May 6, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.5	$400,010,000.00 8.875% Junior Subordinated Note dated as of May 6, 2008 of Fifth Third Bancorp. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.6	Amended and Restated Declaration of Trust of Fifth Third Capital Trust VII dated as of May 6, 2008 among Fifth Third Bancorp, as Sponsor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.7	Certificate dated as of May 6, 2008 representing 16,000,000 ($400,000,000) 8.875% Trust Preferred Securities of Fifth Third Capital Trust VII (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.8	Certificate dated as of May 6, 2008 representing 400 ($10,000) 8.875% Common Securities of Fifth Third Capital Trust VII (liquidation amount $25 per Common Security). Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

4.9	Guarantee Agreement dated as of May 6, 2008 for Fifth Third Capital Trust VII between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.10	Agreement as to Expense and Liabilities, dated as of May 6, 2008 between Fifth Third Bancorp and Fifth Third Capital Trust VII. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)	Fifth Third Bancorp also entered into an identical security on April 30, 2008 representing an additional $250,000,000 of its 6.25% Senior Notes due 2013

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant
Date: May 9, 2008
/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer