Form 10-Q
period 2008-06-30
FIFTH THIRD BANCORP
filed 2008-08-07
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

Commission File Number 001-33653

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

There were 577,529,636 shares of the Registrant’s Common Stock, without par value, outstanding as of June 30, 2008.

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) changes and trends in capital markets; (8) competitive pressures among depository institutions increase significantly; (9) effects of critical accounting policies and judgments; (10) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (11) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (12) ability to maintain favorable ratings from rating agencies; (13) fluctuation of Fifth Third’s stock price; (14) ability to attract and retain key personnel; (15) ability to receive dividends from its subsidiaries; (16) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (17) effects of accounting or financial results of one or more acquired entities; (18) difficulties in combining the operations of acquired entities; (19) inability to generate the gains on sale and related increase in shareholders’ equity that it anticipates from the sale of certain non-core businesses, (20) loss of income from the sale of certain non-core businesses could have an adverse effect on Fifth Third’s earnings and future growth (21) ability to secure confidential information through the use of computer systems and telecommunications networks; and (22) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on Fifth Third’s web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions, except per share data)	2008	2007		2008	2007
Income Statement Data
Net interest income (a)	$744	745	—	$1,570	1,487	6
Noninterest income	722	669	8	1,587	1,277	24
Total revenue (a)	1,466	1,414	4	3,157	2,764	14
Provision for loan and lease losses	719	121	492	1,263	205	515
Noninterest expense	858	765	12	1,576	1,517	4
Net income (loss)	(202)	376	NM	84	735	(89)
Common Share Data
Earnings (loss) per share, basic	$(.37)	.69	NM	$.16	1.35	(88)
Earnings (loss) per share, diluted	(.37)	.69	NM	.16	1.34	(88)
Cash dividends per common share	.15	.42	(64)	.59	.84	(30)
Book value per share	16.75	17.14	(2)
Dividend payout ratio	NM	59.7	NM	380.0%	62.0	513
Financial Ratios
Return on average assets	(.73)%	1.49	NM	.15%	1.48	(90)
Return on average equity	(8.4)	15.7	NM	1.8	15.1	(88)
Average equity as a percent of average assets	8.59	9.53	(10)	8.51	9.78	(13)
Tangible equity	6.37	7.18	(11)
Tangible common equity	5.40	7.17	(25)
Net interest margin (a)	3.04	3.37	(10)	3.22	3.40	(5)
Efficiency (a)	58.6	54.1	8	49.9	54.9	(9)
Credit Quality
Net losses charged off	$344	102	237	$620	173	258
Net losses charged off as a percent of average loans and leases	1.66%	.55	202	1.52%	.47	223
Allowance for loan and lease losses as a percent of loans and leases	1.85	1.06	75
Allowance for credit losses as a percent of loans and leases (b)	1.98	1.16	71
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	2.56	.70	266
Average Balances
Loans and leases, including held for sale	$85,212	77,048	11	$85,062	76,457	11
Total securities and other short-term investments	13,363	11,741	14	12,980	11,726	11
Total assets	112,098	100,767	11	111,694	99,984	12
Transaction deposits (c)	53,763	50,932	6	53,610	50,520	6
Core deposits (d)	63,280	61,712	3	63,811	61,428	4
Wholesale funding (e)	35,160	25,393	38	34,189	24,796	38
Shareholders’ equity	9,629	9,599	—	9,504	9,783	(3)
Regulatory Capital Ratios
Tier I capital	8.51%	8.13	5
Total risk-based capital	12.15	10.54	15
Tier I leverage	9.08	8.76	4

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended June 30, 2008 and 2007 are $6 million and for the six months ended June 30, 2008 and 2007 are $11 million and $12 million, respectively.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(c)	Includes demand, interest checking, savings, money market and foreign office deposits.
(d)	Includes transaction deposits plus other time deposits.
(e)	Includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.
NM	Not meaningful

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2008, the Bancorp had $115.0 billion in assets, operated 18 affiliates with 1,308 full-service Banking Centers including 97 Bank Mart® locations open seven days a week inside select grocery stores and 2,329 Jeanie® ATMs in the Midwestern and Southeastern regions of the United States. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Fifth Third Processing Solutions (“FTPS”) and Investment Advisors.

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

The Bancorp’s revenues are fairly evenly dependent on net interest income and noninterest income. For the three months ended June 30, 2008, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 51% and 49% of total revenue, respectively. Therefore, changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

On May 2, 2008, the Bancorp completed its acquisition of nine branches located in Atlanta from First Horizon National Corporation (“First Horizon”). On June 6, 2008, the Bancorp completed its acquisition of First Charter Corporation (“First Charter”), a regional financial services company with assets of $4.8 billion and that operates 57 branches in North Carolina and 2 in suburban Atlanta, paying $31.00 per First Charter share, or approximately $1.1 billion.

Earnings Summary

The Bancorp’s net loss was $202 million in the second quarter of 2008, compared to net income of $376 million for the same period last year. Second quarter 2008 results reflected the $229 million after-tax impact of charges relating to leveraged leases, which consisted of approximately $130 million pre-tax, reflected as a reduction in interest income, and an increase of approximately $140 million in tax expense required for interest. The leveraged lease charges were deemed necessary due to recent court decisions related to leveraged leases and uncertainty regarding the outcome of outstanding litigation involving certain of the Bancorp’s leveraged leases. Current quarter results also reflect an increase in the provision for loan and lease losses due to the continuing deterioration in credit quality and collateral values within the Bancorp’s footprint, particularly in Michigan and Florida.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income (FTE) was flat compared to the same period last year, at $744 million versus $745 million. Net interest margin was 3.04% in the second quarter of 2008, a decrease of 33 basis points (“bp”) from the second quarter of 2007. Net interest income was impacted by the previously mentioned $130 million charge related to certain leveraged lease transactions, which corresponded to a 53 bp impact on net interest margin. Additionally, net interest income for the current quarter benefited from $31 million in accretion due to fair value purchase accounting adjustments related to the First Charter acquisition, which corresponded to a 13 bp impact on net interest margin. Net interest margin was also impacted by lower funding costs and an 11% increase in average loans and leases.

Noninterest income increased eight percent, from $669 million to $722 million, over the same quarter last year. The increase from a year ago was due to double-digit growth in electronic payment processing revenue, deposit service charges, corporate banking revenue and mortgage banking revenue. Electronic payment processing revenue increased due to growth in each of its product lines: merchant, financial institutions and card issuer interchange. The increase in deposit service charges can be attributed to a decrease in earnings credits on commercial deposits and an increase in deposit fees from higher customer activity for consumer deposits. Growth in corporate banking revenue was broad-based in comparison to the prior year quarter. Mortgage banking revenue increased compared to the prior year quarter due to growth in originations, higher sale margins and the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) on residential mortgage loans held for sale.

Noninterest expense increased 12% compared to the second quarter of 2007. Noninterest expense in the second quarter of 2008 included acquisition-related expenses totaling $13 million resulting from the First Charter acquisition and First Horizon branch acquisition during the quarter. The increase in noninterest expense can also be attributed to approximately $17 million in mortgage origination costs related to the adoption of SFAS No. 159 that were historically recorded in mortgage banking net revenue. Noninterest expense also grew due to increases in volume-related processing expense, incentive compensation, branch expansion related expenses as well as investments in technology.

The Bancorp maintains a conservative approach to both lending and investing activities as it does not originate subprime loans, nor does it hold asset-backed securities backed by subprime loans in its securities portfolio. However, the Bancorp has exposure to the housing markets, which continued to weaken considerably during the second quarter of 2008, particularly in the upper Midwest and Florida. Consequently, the provision for loan and lease losses increased to $719 million for the three months ended June 30, 2008 compared to $121 million during the second quarter of 2007. In addition, net charge-offs as a percent of average loans and leases were 1.66% in the second quarter of 2008 compared to .55% in the second quarter of 2007. At June 30, 2008, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned increased to 2.56% from .70% at June 30, 2007. Refer to the Credit Risk Management section in Management’s Discussion and Analysis for more information on credit quality.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of June 30, 2008, the Tier I capital ratio was 8.51%, the Tier I leverage ratio was 9.08% and the total risk-based capital ratio was 12.15%. These capital ratios were strengthened in the second quarter of 2008 as a result of the Bancorp’s issuance of capital totaling approximately $1.1 billion in the form of convertible preferred stock. The Bancorp had senior debt ratings of “Aa3” from Moody’s, “A+” from Standard & Poor’s, “A+” from Fitch Ratings and “AAL” from DBRS Ltd. at June 30, 2008, which indicate the Bancorp’s strong capacity to meet financial commitments. The “well-capitalized” capital ratios along with strong credit ratings provide the Bancorp with access to the capital markets.

The Bancorp continues to invest in the geographic areas that offer the best growth prospects through acquisitions and de novo expansion, while at the same time meeting the banking needs of our existing communities through a well-distributed banking center network. During the second quarter of 2008, the Bancorp opened 76 additional banking centers including banking centers from acquisitions. New banking centers in the remainder of 2008 will mostly be in high growth markets such as Florida, Chicago, Tennessee, Georgia and North Carolina.

RECENT ACCOUNTING STANDARDS

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2008 and 2007 and the expected impact of significant accounting standards issued but not yet required to be adopted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting polices require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp has five critical accounting policies, which include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights and fair value measurements.

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

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $108 million at June 30, 2008. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $61 million at June 30, 2008. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and credit grade migration. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not. Deferred taxes are reported in accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As described in greater detail in Note 9 of the Notes to Condensed Consolidated Financial Statements, the Internal Revenue Service (“IRS”) is currently challenging the Bancorp’s tax treatment of certain leasing transactions. For additional information on income taxes, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

The change in the fair value of mortgage servicing rights (“MSRs”) at June 30, 2008 due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $30 million and $57 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $33 million and $68 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The change in the fair value of the MSR portfolio at June 30, 2008 due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $27 million and $52 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $29 million and $61 million, respectively. The sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

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

The Bancorp measures financial assets and liabilities at fair value in accordance with SFAS No. 157. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: available-for-sale securities, residential mortgage loans held for sale and certain derivatives. The following is a summary of valuation techniques utilized by the Bancorp for its significant financial assets and liabilities.

Available-for-sale securities

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Residential mortgage loans held for sale

For residential mortgage loans held for sale, fair value is estimated based upon mortgage backed securities prices and spreads to those prices or, for certain assets, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. Residential mortgage loans held for sale are fair valued using a market approach and the Bancorp has determined them to be Level 2 in the fair value hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Derivative positions that are valued utilizing models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. A majority of the derivatives are fair valued using an income approach and the Bancorp has determined them to be Level 2 in the fair value hierarchy.

Other significant areas include purchase price allocations and the analysis of potential impairment of goodwill. No material changes have been made during the three and six months ended June 30, 2008 to the valuation techniques or models described previously.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades, and overall review and assessments for reasonableness.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Net interest income (FTE) was $744 million for the second quarter of 2008, compared to the $745 million earned in the second quarter of 2007 and decreased $82 million from the first quarter of 2008. Net interest income was affected by the recalculation of cash flows on certain leveraged leases that reduced interest income on commercial leases by approximately $130 million. In addition, amortization and accretion of premiums and discounts on acquired loans increased interest income by $35 million compared to an increase of $5 million in the first quarter of 2008 and a decrease of $1 million for the second quarter of 2007. Exclusive of the items above, net interest income increased $93 million compared to the second quarter of 2007 and $18 million compared to the first quarter of 2008. The increase from the second quarter of 2007 resulted from an 11% increase in average loan and lease balances combined with a 42 bp increase in net interest spread. The sequential increase in net interest income was related to a 12 bp increase in net interest rate spread primarily caused by increased credit spreads on loans and leases that allowed interest-bearing liabilities to reprice further than interest-bearing assets during the declining rate environment.

Net interest margin decreased to 3.04% in the second quarter of 2008, compared to 3.41% in the first quarter of 2008 and 3.37% in the second quarter of 2007, and was affected by the recalculation of cash flows on certain leveraged leases, a 53 bp decrease, and amortization and accretion of premiums and discounts on acquired loans, a 13 bp increase. On a year-over-year basis, the decrease in the Bancorp’s net free funding position was more than offset by a 42 bp increase in net interest rate spread. Sequentially, a full quarter effect of the decreases in funding rates during the first quarter of 2008 offset the increased reliance on wholesale funding.

Total average interest-earning assets increased modestly on a sequential basis and 11% from the second quarter of 2007. On a year-over-year basis, average total commercial loans increased 21% and the investment portfolio increased 14% while consumer loans modestly declined. The increase in total commercial loans was concentrated in commercial and industrial loans, which increased 32%, primarily due to strong loan production and the origination for portfolio of investment grade loans that historically were sold to the Bancorp’s commercial paper conduit. Sequential increases in commercial and industrial loans were offset by decreases in automobile loans as a result of $2.7 billion of securitizations during the first quarter of 2008.

The growth in average loans and leases since the second quarter of 2007 outpaced core deposit growth by $6.6 billion. In the second quarter of 2008, wholesale funding represented 42% of interest-bearing liabilities, up from 34% in the second quarter of 2007. The increase in wholesale funding as a percentage of interest-bearing liabilities was the result of the issuance of $2.2 billion of trust preferred securities during 2007, $750 million of senior notes in April 2008 and $400 million of trust preferred securities in May 2008, partially offset by the repurchase of $690 million of mandatorily redeemable securities, which occurred in the fourth quarter of 2007.

Interest income (FTE) from loans and leases decreased $293 million, or 22%, compared to the second quarter of 2007 and decreased $241 million, or 19%, compared to the first quarter of 2008. The decrease sequentially and year-over-year is affected by the recalculation of leveraged lease cash flows that reduced interest income from loans and leases by approximately $130 million. Other factors reducing interest income from loans and leases include the repricing of loans in a declining rate environment, partially offset by the increase in average loan and lease balances. At the end of the second quarter of 2008, the Bancorp’s prime rate was 5.00% compared to 8.25% during the second quarter of 2007.

Interest income (FTE) from investment securities and short-term investments increased seven percent compared to the second quarter of 2007 and was flat compared to the first quarter of 2008. The increase from the second quarter of 2007 was the result of a 14%, or $1.6 billion, increase in the average investment portfolio offset by a decrease in the weighted-average yield of 28 bp.

Core deposits increased $1.6 billion, or three percent, compared to the second quarter of last year and decreased $1.1 billion, or two percent, compared to the sequential quarter. The cost of interest-bearing core deposits was 1.60% in the second quarter of 2008, which was a decrease of 182 bp from 3.42% in the second quarter of 2007 and 79 bp from 2.39% in the first quarter of 2008. The decrease in the cost of interest-bearing core deposits is a result of declining market rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	June 30, 2008			June 30, 2007			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$28,557	$357	5.04%	$21,587	$401	7.45%	$108	$(152)	$(44)
Commercial mortgage	12,590	186	5.93	11,030	201	7.30	26	(41)	(15)
Commercial construction	5,700	77	5.44	5,595	107	7.69	2	(32)	(30)
Commercial leases	3,747	(91)	(9.77)	3,678	40	4.32	1	(132)	(131)

Subtotal – commercial	50,594	529	4.21	41,890	749	7.17	137	(357)	(220)
Residential mortgage loans	11,244	171	6.10	10,201	156	6.12	16	(1)	15
Home equity	12,012	168	5.61	11,886	227	7.66	2	(61)	(59)
Automobile loans	8,439	131	6.23	10,552	164	6.25	(33)	—	(33)
Credit card	1,703	39	9.28	1,248	33	10.62	11	(5)	6
Other consumer loans/leases	1,220	15	4.97	1,271	17	5.48	(1)	(1)	(2)

Subtotal – consumer	34,618	524	6.08	35,158	597	6.81	(5)	(68)	(73)

Total loans and leases	85,212	1,053	4.97	77,048	1,346	7.01	132	(425)	(293)
Securities:
Taxable	12,554	151	4.83	11,030	137	4.98	18	(4)	14
Exempt from income taxes (b)	364	7	7.32	508	9	7.38	(2)	—	(2)
Other short-term investments	445	2	2.12	203	3	5.18	1	(2)	(1)

Total interest-earning assets	98,575	1,213	4.95	88,789	1,495	6.75	149	(431)	(282)
Cash and due from banks	2,357			2,235
Other assets	12,370			10,524
Allowance for loan and lease losses	(1,204)			(781)

Total assets	$112,098			$100,767

Liabilities
Interest-bearing liabilities:
Interest checking	$14,396	$28	0.78%	$15,061	$83	2.21%	$(4)	$(51)	$(55)
Savings	16,583	48	1.16	14,620	118	3.23	14	(84)	(70)
Money market	6,592	29	1.76	6,244	69	4.44	4	(44)	(40)
Foreign office deposits	2,169	8	1.42	1,637	18	4.38	5	(15)	(10)
Other time deposits	9,517	83	3.52	10,780	124	4.63	(13)	(28)	(41)
Certificates - $100,000 and over	8,143	67	3.29	6,511	83	5.12	18	(34)	(16)
Other foreign office deposits	2,948	15	2.10	732	10	5.31	14	(9)	5
Federal funds purchased	3,643	19	2.08	3,540	47	5.31	1	(29)	(28)
Other short-term borrowings	5,623	30	2.15	2,372	25	4.31	22	(17)	5
Long-term debt	14,803	142	3.85	12,238	173	5.65	31	(62)	(31)

Total interest-bearing liabilities	84,417	469	2.23	73,735	750	4.08	92	(373)	(281)
Demand deposits	14,023			13,370
Other liabilities	4,029			4,063

Total liabilities	102,469			91,168
Shareholders’ equity	9,629			9,599

Total liabilities and shareholders’ equity	$112,098			$100,767

Net interest income		$744			$745		$57	$(58)	$(1)
Net interest margin			3.04%			3.37%
Net interest rate spread			2.72			2.67
Interest-bearing liabilities to interest-earning assets			85.64			83.05

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $6 million for the three months ended June 30, 2008 and 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the six months ended	June 30, 2008			June 30, 2007			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$27,587	$754	5.50%	$21,249	$788	7.48%	$204	$(238)	$(34)
Commercial mortgage	12,321	374	6.10	10,799	391	7.31	52	(69)	(17)
Commercial construction	5,639	155	5.54	5,803	222	7.72	(6)	(61)	(67)
Commercial leases	3,735	(51)	(2.76)	3,669	79	4.33	1	(131)	(130)

Subtotal – commercial	49,282	1,232	5.03	41,520	1,480	7.19	251	(499)	(248)
Residential mortgage loans	11,472	349	6.12	10,184	310	6.14	40	(1)	39
Home equity	11,929	358	6.03	11,979	456	7.67	(1)	(97)	(98)
Automobile loans	9,491	299	6.33	10,392	321	6.21	(28)	6	(22)
Credit card	1,681	77	9.22	1,135	64	11.31	27	(14)	13
Other consumer loans/leases	1,207	31	5.24	1,247	32	5.29	(1)	—	(1)

Subtotal – consumer	35,780	1,114	6.26	34,937	1,183	6.83	37	(106)	(69)

Total loans and leases	85,062	2,346	5.55	76,457	2,663	7.02	288	(605)	(317)
Securities:
Taxable	12,057	298	4.97	10,991	273	5.02	27	(2)	25
Exempt from income taxes (b)	383	14	7.32	521	19	7.39	(5)	—	(5)
Other short-term investments	540	7	2.69	214	6	5.45	5	(4)	1

Total interest-earning assets	98,042	2,665	5.47	88,183	2,961	6.77	315	(611)	(296)
Cash and due from banks	2,296			2,243
Other assets	12,424			10,333
Allowance for loan and lease losses	(1,068)			(775)

Total assets	$111,694			$99,984

Liabilities
Interest-bearing liabilities:
Interest checking	$14,616	$81	1.11%	$15,284	$171	2.26%	$(7)	$(83)	$(90)
Savings	16,329	120	1.48	14,157	228	3.25	31	(139)	(108)
Money market	6,744	76	2.26	6,310	139	4.45	9	(72)	(63)
Foreign office deposits	2,306	23	1.98	1,491	32	4.36	13	(22)	(9)
Other time deposits	10,201	200	3.94	10,908	250	4.61	(15)	(35)	(50)
Certificates - $100,000 and over	6,989	131	3.77	6,596	168	5.15	10	(47)	(37)
Other foreign office deposits	3,405	46	2.74	549	15	5.31	41	(10)	31
Federal funds purchased	4,451	62	2.77	3,026	80	5.31	29	(47)	(18)
Other short-term borrowings	5,280	67	2.56	2,386	51	4.34	44	(28)	16
Long-term debt	14,064	289	4.15	12,239	340	5.60	46	(97)	(51)

Total interest-bearing liabilities	84,385	1,095	2.61	72,946	1,474	4.07	201	(580)	(379)
Demand deposits	13,615			13,278
Other liabilities	4,190			3,977

Total liabilities	102,190			90,201
Shareholders’ equity	9,504			9,783

Total liabilities and shareholders’ equity	$111,694			$99,984

Net interest income		$1,570			$1,487		$114	$31	$83
Net interest margin			3.22%			3.40%
Net interest rate spread			2.86			2.70
Interest-bearing liabilities to interest-earning assets			86.07			82.72

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $11 million and $12 million for the six months ended June 30, 2008 and 2007.

Interest expense on wholesale funding decreased 19% compared to the prior year quarter as declining interest rates more than offset a 38% increase in average balances. During the past year, the federal funds target rate decreased 325 bp from a target of 2.00% at June 30, 2008 compared to 5.25% at June 30, 2007. Interest expense on wholesale funding decreased $51 million, or 16%, since the first quarter of 2008. This decrease was a result of a full quarter effect of the decreases in the federal funds rate totaling 200 bp during the first quarter of 2008, partially offset by a six percent increase in average balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s net free funding position decreased six percent from $15.1 billion in the second quarter of 2007 to $14.2 billion in the second quarter of 2008. The decrease in the net free funding position since the second quarter of 2007 was primarily a result of the increase in non-earning assets of $1.5 billion.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Bancorp. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses increased to $719 million in the second quarter of 2008 compared to $121 million in the same period last year. The primary factors in the increase were the increase in delinquencies, the deterioration in real estate collateral values in certain of the Bancorp’s key lending markets and declines in general economic conditions. As of June 30, 2008, the allowance for loan and lease losses as a percent of loans and leases increased to 1.85% from 1.06% at June 30, 2007.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended June 30, 2008, noninterest income increased by $53 million, or eight percent, on a year-over-year basis. The components of noninterest income for these periods are as follows:

TABLE 4: Noninterest Income

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2008	2007		2008	2007
Electronic payment processing revenue	$235	205	15	$447	390	15
Service charges on deposits	159	142	12	307	268	14
Corporate banking revenue	111	88	26	218	171	28
Investment advisory revenue	92	97	(5)	185	193	(4)
Mortgage banking net revenue	86	41	108	182	81	126
Other noninterest income	49	96	(49)	228	174	31
Securities (losses) gains, net	(10)	—	NM	17	—	NM
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	—	—	3	—	—

Total noninterest income	$722	669	8	$1,587	1,277	24

NM	Percentage change is not meaningful.

Electronic payment processing revenue increased $30 million, or 15%, in the second quarter of 2008 compared to the same period last year as the Bancorp realized growth in each of its three product lines. Merchant processing revenue increased 16%, to $88 million, compared to the same period in 2007. Financial institutions revenue increased to $84 million, up $8 million or 10%, compared to the second quarter of 2007 as a result of continued success in attracting financial institution customers. Card issuer interchange increased 20%, to $63 million, compared to the same period in 2007 due to continued growth related to debit and credit card usage and increases in the average dollar amount per debit card transaction. The Bancorp processes over 26.7 billion transactions annually and handles electronic processing for over 158,000 merchant locations worldwide.

Service charges on deposits were up $17 million, or 12%, in the second quarter of 2008 compared to the same period last year. Commercial deposits revenue increased 19%, or $11 million, compared to the same quarter last year. This increase was primarily impacted by a decrease in earnings credits on compensating balances resulting from the change in short-term interest rates. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Retail deposit revenue increased seven percent in the second quarter of 2008 compared to the same period last year. The increase in retail service charges was attributable to higher customer activity and growth in the number of customer accounts. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Bancorp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Corporate banking revenue increased $23 million to $111 million in the second quarter of 2008, up 26% over the comparable period in 2007. The growth in corporate banking revenue was largely attributable to higher foreign exchange derivative income of $26 million, an increase of $12 million compared to the prior year quarter. Growth also occurred in business lending fees, which grew $4 million in the second quarter of 2008 to $22 million. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Investment advisory revenue decreased $5 million, or five percent, from the second quarter of 2007. The Bancorp experienced broad-based decreases in several categories within investment advisory revenue. Brokerage fee income, which includes Fifth Third Securities income, decreased $4 million, or 12%, in the second quarter of 2008 as investors migrated balances from stock and bond funds to money markets funds. Mutual fund revenue decreased 10%, to $14 million, in the second quarter of 2008 due to market volatility. As of June 30, 2008, the Bancorp had approximately $207 billion in assets under care and managed $31 billion in assets for individuals, corporations and not-for-profit organizations.

Mortgage banking net revenue increased to $86 million in the second quarter of 2008 from $41 million in the same period last year. The components of mortgage banking net revenue for the three and six months ended June 30, 2008 and 2007 are shown in Table 5.

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Origination fees and gains on loan sales	$79	25	$171	51
Servicing revenue:
Servicing fees	42	36	83	69
Servicing rights amortization	(31)	(23)	(64)	(43)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(4)	3	(8)	4

Net servicing revenue	7	16	11	30

Mortgage banking net revenue	$86	41	$182	81

Mortgage banking revenue increased significantly compared to the prior year quarter due to growth in originations, higher sales margins and the impact of the adoption of SFAS No. 159 for residential mortgage loans held for sale. Mortgage originations increased 1% to $3.3 billion in comparison to the same quarter last year despite lower commensurate application volumes as interest rates decreased compared to the second quarter of 2007. Additionally, the Bancorp benefited from the exit or scaling back of its competitors within the mortgage business. The increase in loan sales and higher sales margins contributed $13 million and $23 million, respectively, to the increase in mortgage banking revenue. Loan sales and the related sales margins increased for both held for sale and portfolio mortgage loans. The adoption of SFAS No. 159 on January 1, 2008 for residential mortgage loans held for sale also contributed approximately $17 million to the increase in mortgage banking revenue. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized as expense when incurred and included in noninterest expense within the Condensed Consolidated Statements of Income.

Mortgage net servicing revenue decreased $9 million compared to the second quarter of 2007. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Bancorp’s total residential mortgage loans serviced at June 30, 2008 and 2007 was $49.4 billion and $41.6 billion, respectively, with $38.7 billion and $31.5 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 5 of the Notes to the Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. The Bancorp recognized a loss from MSR derivatives of $84 million, offset by a reversal of temporary impairment of $80 million, resulting in a net loss of $4 million for the three months ended June 30, 2008 related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Consumer loan and lease fees	$14	11	$25	21
Cardholder fees	13	13	28	26
Bank owned life insurance income (loss)	12	21	(123)	42
Operating lease income	11	7	21	14
Insurance income	10	9	21	16
Gain (loss) on loan sales	1	16	(10)	17
Gain on redemption of Visa, Inc. ownership interests	—	—	273	—
Loss on sale of other real estate owned	(19)	(2)	(26)	(4)
Other	7	21	19	42

Total other noninterest income	$49	96	$228	174

Other noninterest income decreased $47 million in the second quarter of 2008 compared to the same period last year. The decrease was primarily due to increased losses on the sale of other real estate owned in the second quarter of 2008 compared to the same quarter last year resulting from an increase in the volume of properties and a loss related to three commercial properties in Florida of approximately $5 million. Additionally, the Bancorp recognized a $16 million gain in the second quarter of 2007 on the sale of non-strategic credit card accounts included within the “Other” caption of Table 6.

Noninterest Expense

During the second quarter of 2008, the Bancorp continued its investment in the expansion of the retail distribution network and in its information technology infrastructure. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 58.6% and 54.1% for the second quarter of 2008 and 2007, respectively. The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage, and on expense control, although cost savings initiatives will continue to be somewhat mitigated by investments in new de novo branches. The Bancorp views investments in information technology and banking center expansion as its platform for future growth and increasing expense efficiency.

Total noninterest expense increased $93 million, or 12%, in the second quarter of 2008 compared to the same period last year. Noninterest expense increased due to higher personnel costs, increased volume-related processing expenses and an increase in net occupancy expense.

The major components of noninterest expense are as follows:

TABLE 7: Noninterest Expense

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2008	2007		2008	2007
Salaries, wages and incentives	$331	309	7	$679	601	13
Employee benefits	60	68	(11)	145	155	(7)
Net occupancy expense	73	68	8	145	133	9
Payment processing expense	67	59	14	133	111	20
Technology and communications	49	41	18	96	81	18
Equipment expense	31	31	—	61	60	2
Other noninterest expense	247	189	31	317	376	(16)

Total noninterest expense	$858	765	12	$1,576	1,517	4

Total personnel costs (salaries, wages and incentives plus employee benefits) increased 4% due primarily to approximately $17 million in mortgage origination costs that prior to the adoption of SFAS No. 159 on January 1, 2008, were included as a component of mortgage banking revenue. Full time equivalent employees totaled 21,617 as of June 30, 2008 compared to 21,033 as of June 30, 2007.

Net occupancy expenses increased eight percent in the second quarter of 2008 over the same period last year due to the addition of 141 banking centers since June 30, 2007. Growth includes 96 banking centers resulting from acquisitions by the Bancorp since June 30, 2007. The Bancorp remains focused on expanding its retail franchise through de novo growth. Payment processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Payment processing expense increased 14% compared to the same period last year due to higher network charges of $8 million, or 20%, from increased processing volumes of 17% and 12% in the merchant and financial institutions businesses, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest expense are as follows:

TABLE 8: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Loan processing	$39	32	$76	55
Marketing	25	20	44	38
FDIC insurance and other taxes	18	3	29	13
Affordable housing investments	16	11	31	24
Professional services fees	16	11	28	23
Travel	14	13	27	25
Postal and courier	13	13	27	26
Intangible asset amortization	12	10	23	21
Recruitment and education	8	10	17	21
Supplies	8	7	16	14
Operating lease	7	5	14	10
Visa litigation accrual	—	—	(152)	—
Other	71	54	137	106

Total other noninterest expense	$247	189	$317	376

Total other noninterest expense increased by $58 million from the same quarter last year. Expense in the second quarter of 2008 included $13 million in acquisition-related expenses as a result of the First Charter and First Horizon acquisitions. FDIC insurance and other taxes were higher due to the favorable settlement of certain tax audits, which reduced expense in the second quarter of 2007 in addition to the depletion of the Bancorp’s prior FDIC insurance premium credits in the second quarter of 2008. Loan processing expense was higher in comparison to the same quarter last year as a result of increased collection activities. In addition, the provision for unfunded commitments increased $12 million compared to the second quarter of 2007.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated are as follows:

TABLE 9: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Income (loss) before income taxes	$(117)	522	$307	1,030
Applicable income taxes	85	146	223	295
Effective tax rate	(72.4)%	28.1	72.6	28.7

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rates for the three and six months ended June 30, 2008 were primarily impacted by a charge to tax expense of approximately $140 million in the second quarter of 2008 required for interest related to the tax treatment of certain of the Bancorp’s leveraged leases for previous tax years. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Processing Solutions and Investment Advisors. Further detailed financial information on each business segment is included in Note 17 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (“FTP”) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the LIBOR swap curve. Matching duration allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

Management made several changes to the FTP methodology in the fourth quarter of 2007 to more appropriately calculate FTP charges and credits to each of the Bancorp’s business segments. Changes to the FTP methodology were applied retroactively and included adding a liquidity premium to loans and deposits to properly reflect the Bancorp’s marginal cost of longer term funding. In addition, an FTP charge on fixed assets was added to the new FTP methodology.

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and changes in factors in the allowance for loan and lease losses are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Net income (loss) by business segment is summarized as follows:

TABLE 10: Business Segment Results

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Commercial Banking	$114	176	$249	349
Branch Banking	148	156	287	304
Consumer Lending	(1)	42	39	83
Processing Solutions	47	39	85	74
Investment Advisors	28	24	58	47
General Corporate and Other	(538)	(61)	(634)	(122)

Net income (loss)	$(202)	376	$84	735

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

TABLE 11: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income (FTE) (a)	$350	325	$708	646
Provision for loan and lease losses	156	31	281	48
Noninterest income:
Corporate banking revenue	101	80	203	156
Service charges on deposits	46	38	90	75
Other noninterest income	11	14	25	31
Noninterest expense:
Salaries, incentives and benefits	74	62	152	132
Other noninterest expenses	142	132	286	258

Income before taxes	136	232	307	470
Applicable income taxes (a)	22	56	58	121

Net income	$114	176	$249	349

Average Balance Sheet Data
Commercial loans	$43,081	34,870	$41,836	34,449
Demand deposits	6,085	5,925	5,933	5,934
Interest checking	4,352	3,933	4,612	3,983
Savings and money market	4,492	4,426	4,580	4,577
Certificates over $100,000 and other time	1,810	1,994	1,805	1,976
Foreign office deposits	1,878	1,378	1,982	1,231

(a)	Includes taxable-equivalent adjustments of $4 million and $3 million for the three months ended June 30, 2008 and 2007, respectively, and $7 million for the six months ended June 30, 2008 and 2007.

Net income decreased $62 million, or 35%, compared to the second quarter of 2007 as strong growth in net interest income and corporate banking revenue was more than offset by increased provision for loan and lease losses. Average commercial loans and leases increased 24% to $43.1 billion over the same quarter last year due to solid loan production across most of the Bancorp’s footprint and the result of acquisitions since the second quarter of 2007. Excluding acquisitions, commercial loans increased approximately 22% compared to the second quarter of 2007. Average core deposits increased seven percent due to growth in interest checking and foreign office deposits. The segment is focusing on growing deposits through deeper penetration of its premium customer base. The growth in loans and deposits resulted in increased net interest income of $25 million, or eight percent, compared to the same period last year. Net charge-offs as a percent of average loans and leases increased to 146 bp from 37 bp in the second quarter of 2007. Net charge-offs increased in comparison to the prior year quarter due to weakening economies and the continuing deterioration of credit within the Bancorp’s footprint, particularly in Michigan and Florida, involving commercial and commercial construction loans. Homebuilder and developer loans accounted for approximately 20% of net charge-offs during the second quarter of 2008.

Noninterest income increased $26 million, or 20%, compared to the same quarter last year due to corporate banking revenue growth of $21 million, or 26%, and an increase in service charges on deposits of $8 million. Corporate banking revenue increased as a result of growth in foreign exchange derivative income, which was $23 million during the second quarter of 2008, an increase of $10 million. Additionally, the segment experienced growth in both asset securitization and lease remarketing fees in the second quarter of 2008. Service charges on deposits increased 22%, to $46 million, compared to the second quarter of 2007. The increase in service charges was a result of higher business service charges and a reduction in the amount of offsetting earnings credits as short-term rates remain lower than the same quarter last year.

Noninterest expense increased $22 million, or 12%, compared to the second quarter of 2007 primarily due to sales incentives of $28 million, an increase of $10 million compared to the second quarter of 2007. In addition, affordable housing investments expense increased due to higher volume compared to the second quarter of 2007.

The previously mentioned $229 million after-tax charge related to certain leveraged lease assets included in the average balance sheet data shown above has been excluded from the income statement data and included in the General Corporate & Other segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,308 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 12: Branch Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income	$400	362	$784	707
Provision for loan and lease losses	75	38	139	60
Noninterest income:
Service charges on deposits	111	104	213	191
Electronic payment processing	49	45	92	85
Investment advisory income	24	25	46	47
Other noninterest income	28	21	52	45
Noninterest expense:
Salaries, incentives and benefits	126	118	254	236
Net occupancy and equipment expenses	49	44	97	85
Other noninterest expenses	133	116	253	225

Income before taxes	229	241	444	469
Applicable income taxes	81	85	157	165

Net income	$148	156	$287	304

Average Balance Sheet Data
Consumer loans	$12,557	11,619	$12,457	11,659
Commercial loans	5,515	5,135	5,412	5,157
Demand deposits	6,023	5,826	5,855	5,773
Interest checking	8,115	9,045	8,042	9,214
Savings and money market	16,535	14,392	16,285	13,884
Certificates over $100,000 and other time	11,837	14,014	12,774	14,534

Net income decreased $8 million, or five percent, compared to the second quarter of 2007 as increases in net interest income and service fees were more than offset by increased expenses related to salaries, de novo expansion and higher provision for loan and lease losses. Net interest income increased 10% compared to the second quarter of 2007 due to loan growth and the segment focusing on the repricing of both loans and deposits. Average loans and leases increased eight percent compared to the second quarter of 2007 as the segment grew credit card balances by $417 million, or 39%, resulting from an increased focus on relationships with its current customers through the cross-selling of credit cards. Average core deposits were down slightly in comparison to the second quarter of 2007 with growth in savings and money market accounts offset by decreases in interest checking deposits and consumer CDs. Consumer CDs were down 15% from the second quarter of 2007 due to the Bancorp lowering the rates offered on this product as the Bancorp believed competitor pricing was not reflective of the value of these deposits. Excluding acquisitions since the second quarter of 2007, average core deposits decreased four percent. Net charge-offs as a percent of average loan and leases increased to 169 bp from 93 bp in the second quarter of 2007. Net charge-offs increased in comparison to the prior year quarter as the Bancorp experienced higher charge-offs involving home equity lines and loans reflecting borrower stress and a decrease in home prices within the Bancorp’s footprint.

Noninterest income increased $17 million compared to the second quarter of 2007 primarily due to an increase in service charges on deposits of $7 million, or eight percent. The increase in deposit fees, including overdraft fees, can be attributed to higher customer activity in comparison to the second quarter of 2007. Noninterest expense increased 11% compared to the second quarter of 2007 as net occupancy and equipment costs increased 14% as a result of additional banking centers acquired as well as the continued opening of new banking centers related to the Bancorp’s de novo growth strategy. Since the second quarter of 2007, the Bancorp’s banking centers have increased by 141 to 1,308 as of June 30, 2008. Acquisitions since the second quarter of 2007 contributed 96 banking centers to this growth. Other noninterest expense increased 15%, which can be attributed to higher loan cost associated with collections. The Bancorp continues to position itself for sustained long-term growth through new banking center additions in key markets.

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

TABLE 13: Consumer Lending

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income	$104	99	$220	201
Provision for loan and lease losses	104	27	180	54
Noninterest income:
Mortgage banking net revenue	78	39	170	75
Other noninterest income	7	18	27	34
Noninterest expense:
Salaries, incentives and benefits	34	18	73	39
Other noninterest expenses	53	46	104	89

Income (loss) before taxes	(2)	65	60	128
Applicable income taxes	(1)	23	21	45

Net income (loss)	$(1)	42	$39	83

Average Balance Sheet Data
Residential mortgage loans	$10,806	9,996	$11,017	9,926
Automobile loans	7,486	9,583	8,523	9,422
Home equity	1,159	1,364	1,188	1,362
Consumer leases	791	944	789	992

Net income decreased $43 million, to a loss of $1 million, compared to the second quarter of 2007 as the increase in mortgage banking net revenue, net of related expenses, was more than offset by growth in provision for loan and lease losses. Average residential mortgage loans increased eight percent compared to the prior year quarter primarily related to acquisitions since the second quarter of 2007. Excluding acquisitions, residential mortgage loans decreased approximately five percent from the same quarter last year. Net charge-offs as a percent of average loan and leases increased from 54 bp in the second quarter of 2007 to 217 bp in the second quarter of 2008. Net charge-offs, primarily in residential mortgage loans, increased in comparison to the prior year quarter due to deteriorating real estate values within the Bancorp’s footprint, particularly in Florida. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage and home equity loans and careful consideration of underwriting and collection standards. As of June 30, 2008, the Bancorp had restructured approximately $201 million of real estate secured loans to mitigate losses due to declining collateral values.

Consumer Lending had mortgage originations of $3.3 billion, an increase of three percent over the same quarter last year. The Bancorp remains committed to being a prime mortgage originator and origination volumes have benefited from the recent downturn in the credit cycle as many competitors have exited or scaled back their mortgage businesses. The increase in originations and increased sale margins were the primary reasons for increased mortgage banking net revenue of $39 million compared to the second quarter of 2007. Also contributing to the increase in mortgage banking net revenue in the second quarter of 2008 was a $17 million impact from the adoption of SFAS No. 159, as of January 1, 2008, on residential mortgage loans held for sale. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized in earnings when incurred, which primarily drove the increase in salaries and incentives of $16 million in comparison to the same quarter last year.

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

TABLE 14: Processing Solutions

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income	$—	(1)	$1	(1)
Provision for loan and lease losses	3	3	7	5
Noninterest income:
Financial institutions processing	96	79	186	158
Merchant processing	89	77	166	141
Card issuer interchange	21	16	40	31
Other noninterest income	10	10	23	19
Noninterest expense:
Salaries, incentives and benefits	20	19	40	37
Payment processing expense	65	57	129	108
Other noninterest expenses	56	41	108	84

Income before taxes	72	61	132	114
Applicable income taxes	25	22	47	40

Net income	$47	39	$85	74

Net income increased $8 million, or 19%, compared to the second quarter of 2007 as the segment continues to increase its presence in the electronic payment processing business. The segment continues to realize year-over-year double-digit growth in transaction volumes and revenue growth, despite the slowdown in consumer spending, due to the addition and conversion of large national clients over the past year and current initiatives involving merchant pricing and sales. Financial institutions processing revenues increased $17 million, or 22%, driven by higher debit card usage volumes. Contributing to the revenue growth is the segment’s acceleration of conversion efforts for financial institution customers from the first quarter of 2008. Merchant processing revenue increased $12 million, or 14%, over the same quarter last year. Growth in card issuer interchange of $5 million, or 36%, can be attributed to organic growth in the Bancorp’s credit card portfolio. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Payment processing expense increased 14% from the second quarter of 2007 due to higher network charges, increasing 19% to $47 million, resulting from increased transaction volumes. Financial institution transactions and merchant transactions processed increased 12% and 17%, respectively, over the second quarter of 2007. The segment continues to see expenses moderate to be more consistent with revenue growth as the business is able to leverage its size and its large national clients, signed over the past year, are fully converted.

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

TABLE 15: Investment Advisors

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income	$47	38	$91	74
Provision for loan and lease losses	5	2	10	5
Noninterest income:
Investment advisory income	93	99	188	195
Other noninterest income	8	5	15	11
Noninterest expense:
Salaries, incentives and benefits	40	41	81	84
Other noninterest expenses	59	62	113	118

Income before taxes	44	37	90	73
Applicable income taxes	16	13	32	26

Net income	$28	24	$58	47

Average Balance Sheet Data
Loans	$3,604	3,162	$3,521	3,136
Core deposits	4,796	5,039	4,975	4,995

Net income increased $4 million compared to the second quarter of 2007 as the segment grew loans and benefited from an overall decrease in interest rates to increase net interest income $9 million, or 24%, as the spread widened due to decreases in funding costs. Investment advisors realized average loan growth of 14% and a decrease in average core deposits of five percent compared to the same quarter a year ago.

Noninterest income decreased $3 million, or three percent, compared to the second quarter of 2007, as investment advisory income decreased six percent, to $93 million, with decreases realized across all types of investment advisory revenue. Trust income decreased three percent compared to the second quarter of 2007. Broker income decreased 10% as the equity markets remained volatile throughout the second quarter of 2008. In addition, the decrease in broker income was driven by clients moving to lower fee, cash based products from equity products and a drop in transaction based revenues. As of June 30, 2008, the Bancorp had $207 billion in assets under care and $31 billion in managed assets, modestly lower than the previous year quarter. Noninterest expense decreased $4 million compared to the prior year quarter as the segment continues to focus on expense control.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs and certain support activities and other items not attributed to the business segments.

The results of General Corporate and Other were primarily impacted by the leveraged lease charge of approximately $130 million, both pre-tax and after-tax, reflected as a reduction in interest income and an increase of approximately $140 million in tax expense. The leveraged lease charge is due to recent court decisions related to leveraged leases and uncertainty regarding the outcome of outstanding litigation involving the Bancorp’s leveraged leases. Additionally, the provision for loan and lease losses increased significantly from $20 million in the second quarter of 2007 to $376 million in the second quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The following tables summarize the end of period and average total loans and leases, including loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 16: Components of Total Loans and Leases (includes held for sale)

	June 30, 2008		December 31, 2007		June 30, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$28,958	33	$26,079	31	$22,162	29
Commercial mortgage loans	13,394	16	11,967	14	11,112	14
Commercial construction loans	6,007	7	5,561	6	5,469	7
Commercial leases	3,647	4	3,737	5	3,698	5

Subtotal – commercial	52,006	60	47,344	56	42,441	55

Consumer:
Residential mortgage loans	10,704	13	11,433	14	10,038	13
Home equity	12,421	14	11,874	14	11,780	15
Automobile loans	8,362	10	11,183	13	10,714	14
Credit card	1,717	2	1,591	2	1,263	2
Other consumer loans and leases	1,203	1	1,157	1	1,181	1

Subtotal – consumer	34,407	40	37,238	44	34,976	45

Total loans and leases	$86,413	100	$84,582	100	$77,417	100

Total loans and leases increased $9.0 billion, or 12%, over the second quarter of 2007. The growth in total loans and leases was due to increased loan production across the Bancorp’s footprint primarily driven by the growth in commercial loans of $6.5 billion. Acquisitions since the second quarter of 2007 drove growth in commercial mortgage and residential mortgage loans by $1.1 billion and $1.7 billion, respectively, offset by a decrease in automobile loans due to securitization activity in the first quarter of 2008.

Total commercial loans and leases increased $9.6 billion, or 23%, compared to June 30, 2007. The increase was primarily due to strong growth in commercial loans of 31% compared to the second quarter of 2007 resulting from increased loan production. Commercial mortgage loans increased 21% over the second quarter of 2007, which included the impact of acquisitions since the second quarter of 2007 of $1.1 billion. The overall mix of commercial loans and leases is relatively consistent with prior periods.

Total consumer loans and leases decreased $569 million, or two percent, compared to the second quarter of 2007, as a result of the decrease in automobile loans partially offset by residential mortgage and home equity loan growth and increased promotion of credit cards. Residential mortgage loans were $10.7 billion at June 30, 2008, an increase of seven percent over the second quarter of 2007, with growth driven by approximately $1.7 billion of loans from acquisitions. Home equity loans increased $641 million, primarily due to acquisitions since the second quarter of 2007. Credit card loans increased to $1.7 billion, an increase of 36% over the second quarter of 2007, due to the Bancorp’s continued success in cross-selling credit cards to its existing retail customer base. Automobile loans decreased by approximately $2.4 billion, or 22%, due to $2.7 billion in automobile loan securitizations during the first quarter of 2008.

Average total commercial loans and leases increased $8.7 billion, or 21%, compared to the second quarter of 2007. The increase in average total commercial loans and leases was primarily driven by growth in commercial loans and commercial mortgage loans, which increased 32% and 14%, respectively, over the second quarter of 2007. The growth in commercial mortgage loans included the impact of acquisitions since the second quarter of 2007 of $881 million. Growth in overall average commercial loans and leases was realized in the majority of the Bancorp’s markets, including 22% growth in Florida primarily from commercial and industrial loans, 19% growth in Nashville and 17% growth in Chicago.

Average total consumer loans and leases decreased $540 million, or two percent, compared to the second quarter of 2007 as a result of the growth in residential mortgage loans of $1.0 billion, or 10%, and credit card balances of $454 million, or 36%, offset by $2.1 billion, or 20%, decrease in automobile loans. Acquisitions since the second quarter of 2007 impacted the change in residential mortgage loans and home equity loans by $1.6 billion and $506 million, respectively. The Bancorp experienced a decrease in average consumer loans and leases in a majority of its markets, although growth of 13% occurred in Nashville.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2008		December 31, 2007		June 30, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$28,557	33	$24,526	30	$21,587	28
Commercial mortgage loans	12,590	15	11,588	14	11,030	14
Commercial construction loans	5,700	7	5,544	7	5,595	7
Commercial leases	3,748	4	3,692	4	3,678	5

Subtotal – commercial	50,595	59	45,350	55	41,890	54

Consumer:
Residential mortgage loans	11,244	13	11,181	14	10,201	13
Home equity	12,012	14	11,843	15	11,886	15
Automobile loans	8,439	10	11,158	13	10,552	14
Credit card	1,703	2	1,461	2	1,248	2
Other consumer loans and leases	1,219	2	1,179	1	1,271	2

Subtotal – consumer	34,617	41	36,822	45	35,158	46

Total average loans and leases	$85,212	100	$82,172	100	$77,048	100

Total portfolio loans and leases (excludes held for sale)	$83,537		$78,174		$75,205

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of June 30, 2008, total investment securities were $13.3 billion compared to $11.5 billion at June 30, 2007. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio on the basis of both the duration of the decline in value of the security and the severity of that decline, and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

The net unrealized loss on the available-for-sale securities portfolio was $217 million at June 30, 2008 compared to an unrealized loss of $144 million at December 31, 2007 and a $355 million unrealized loss at June 30, 2007. The change in unrealized loss on available-for-sale securities from December 31, 2007 primarily resulted from the widening in interest rate spread in mortgage products within the Bancorp’s portfolio, which impacted the net unrealized loss by approximately $54 million. In addition, the overall increase in interest rates since 2007 impacted the growth in the unrealized loss at June 30, 2008 by approximately $36 million. The change in unrealized loss on available-for-sale securities from June 30, 2007 primarily resulted from the general decline in interest rates, which was partially offset by the widening in mortgage spreads due to financial market volatility.

At June 30, 2008, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The investment portfolio includes $38 million of Federal Home Loan Mortgage Corporation preferred stock on which the Bancorp realized an other than temporary impairment charge of $13 million in the second quarter of 2008. The Bancorp owns Federal National Mortgage Association trust preferred securities totaling $30 million with an unrealized loss of $2 million at June 30, 2008. The Bancorp did not hold asset-backed securities backed by subprime loans in its securities portfolio at June 30, 2008. There were no material securities below investment grade as of June 30, 2008.

TABLE 18: Components of Investment Securities (amortized cost basis)

($ in millions)	June 30, 2008	December 31, 2007	June 30, 2007
Available-for-sale and other:
U.S. Treasury and Government agencies	$226	3	103
U.S. Government sponsored agencies	244	160	260
Obligations of states and political subdivisions	383	490	552
Agency mortgage-backed securities	9,831	8,738	9,232
Other bonds, notes and debentures	1,181	385	150
Other securities	1,070	1,045	1,073

Total available-for-sale and other securities	$12,935	10,821	11,370

Held-to-maturity:
Obligations of states and political subdivisions	$356	351	344
Other bonds, notes and debentures	5	4	2

Total held-to-maturity	$361	355	346

On an amortized cost basis, at the end of the second quarter of 2008, available-for-sale securities increased $1.6 billion since June 30, 2007. At June 30, 2008 and 2007, available-for-sale securities were 13% of interest-earning assets. Although the securities portfolio has grown in comparison to prior periods, the Bancorp has no specific plans to increase the portfolio beyond current levels.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 6.6 years at June 30, 2008 compared to 5.5 years at June 30, 2007. At June 30, 2008, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 5.03% compared to 5.33% at June 30, 2007.

Information presented in Table 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

TABLE 19: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2008 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$—	$—	—	—%
Average life 1 – 5 years	223	221	2.0	3.49
Average life 5 – 10 years	1	1	9.7	3.42
Average life greater than 10 years	2	2	11.7	3.29

Total	226	224	2.1	3.49
U.S. Government sponsored agencies:
Average life of one year or less	60	61	0.7	4.84
Average life 1 – 5 years	184	183	2.3	3.59
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	—	—	—	—

Total	244	244	1.9	3.89
Obligations of states and political subdivisions (a):
Average life of one year or less	190	191	0.3	7.40
Average life 1 – 5 years	131	134	2.3	7.11	(b)
Average life 5 – 10 years	61	61	7.5	7.76	(b)
Average life greater than 10 years	1	1	12.6	3.68

Total	383	387	2.1	7.29
Agency mortgage-backed securities:
Average life of one year or less	1	1	0.5	7.35
Average life 1 – 5 years	1,649	1,645	3.6	4.83
Average life 5 – 10 years	7,990	7,812	8.0	5.03
Average life greater than 10 years	191	192	10.3	5.60

Total	9,831	9,650	7.3	5.01
Other bonds, notes and debentures (c):
Average life of one year or less	617	616	0.1	3.12
Average life 1 – 5 years	295	294	3.6	6.92
Average life 5 – 10 years	72	69	6.1	7.04
Average life greater than 10 years	197	182	16.7	7.46

Total	1,181	1,161	4.1	5.03
Other securities (d)	1,070	1,052

Total available-for-sale and other securities	$12,935	$12,718	6.6	5.03%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.48%, 2.38%, 2.61%, 1.24% and 2.44% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Weighted-average yield excludes $1 million and $52 million of securities with an average life of 1-5 years and 5-10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.77%.
(c)	Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(d)	Other securities consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank restricted stock holdings that are carried at par, Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by expanding its retail franchise through acquisitions and its de novo strategy and enhancing its product offerings. At June 30, 2008, core deposits represented 57% of the Bancorp’s asset funding base, compared to 61% at June 30, 2007.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 20: Deposits

($ in millions)	June 30, 2008		December 31, 2007		June 30, 2007
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$16,259	21	$14,404	19	$13,524	20
Interest checking	14,002	18	15,254	20	14,672	21
Savings	16,602	21	15,635	21	15,036	22
Money market	6,806	9	6,521	9	6,334	9
Foreign office	2,174	3	2,572	4	1,744	2

Transaction deposits	55,843	72	54,386	73	51,310	74
Other time	9,839	13	11,440	15	10,428	15

Core deposits	65,682	85	65,826	88	61,738	89
Certificates - $100,000 and over	10,870	14	6,738	9	6,204	9
Other foreign office	864	1	2,881	3	1,251	2

Total deposits	$77,416	100	$75,445	100	$69,193	100

Transaction deposits grew nine percent compared to June 30, 2007, primarily attributable to organic growth and acquisitions since the second quarter of 2007, which increased transaction deposits by $2.5 billion and $2.0 billion, respectively. Additionally, the Bancorp continued to realize a mix shift as customers migrated from lower yielding interest checking into higher yielding savings and money market accounts. Demand deposits grew 20% from the second quarter of 2007, driven by a 26% year-over-year increase in commercial demand deposits. Overall, core deposits grew six percent compared to the second quarter of 2007 as other time deposits decreased six percent from the second quarter of 2007 due to unusually high competitor pricing in many of the Bancorp’s markets during the second quarter of 2008. Excluding deposits added from acquisitions since June 30, 2007, core deposits grew two percent from the second quarter 2007 due to 45 additional banking centers compared to the second quarter of 2007.

Certificates $100,000 and over increased compared to the same quarter last year due to actions taken by the Bancorp as a liquidity management strategy, which involved extending the average duration of wholesale borrowings to reduce exposure to high levels of market volatility.

TABLE 21: Average Deposits

	June 30, 2008		December 31, 2007		June 30, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$14,023	19	$13,345	19	$13,370	19
Interest checking	14,396	19	14,394	20	15,061	22
Savings	16,583	22	15,616	22	14,620	21
Money market	6,592	9	6,363	9	6,244	9
Foreign office	2,169	3	2,249	3	1,637	2

Transaction deposits	53,763	72	51,967	73	50,932	73
Other time	9,517	13	11,011	15	10,780	16

Core deposits	63,280	85	62,978	88	61,712	89
Certificates - $100,000 and over	8,143	11	6,613	9	6,511	10
Other foreign office	2,948	4	2,464	3	732	1

Total deposits	$74,371	100	$72,055	100	$68,955	100

On an average basis, core deposits increased three percent primarily due to acquisition activity and de novo growth. The Bancorp continues to realize a mix shift as customers continued to migrate from checking to higher yielding accounts compared to the second quarter of 2007. Excluding acquisitions, average core deposits decreased two percent. The Bancorp realized double-digit growth, compared to the same quarter last year, in savings, foreign deposit and certificates $100,000 and over offset by a decrease in interest checking deposits and other time deposits. The Bancorp experienced average core deposit growth of 17% in the Nashville market.

Borrowings

Total short-term borrowings were $8.1 billion at June 30, 2008 compared to $7.2 billion at June 30, 2007. As of June 30, 2008 and June 30, 2007, total borrowings as a percentage of interest-bearing liabilities were 27% and 26%, respectively, as the Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 22: Borrowings

($ in millions)	June 30, 2008	December 31, 2007	June 30, 2007
Federal funds purchased	$2,447	4,427	$3,824
Other short-term borrowings	5,628	4,747	3,331
Long-term debt	15,046	12,857	11,957

Total borrowings	$23,121	22,031	$19,112

Federal funds purchased decreased compared to December 31, 2007 and June 30, 2007 due to the Bancorp’s decreased usage of these types of borrowings to fund loan growth primarily due to an increased usage of long-term debt and the issuance of convertible preferred stock during the second quarter of 2008. Long-term debt increased since December 31, 2007 due to debt issuances during the first and second quarters of 2008. In April 2008, the Bancorp issued $750 million of 6.25% senior notes with a maturity date of May 1, 2013. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity. Additionally, in May 2008, a deconsolidated trust issued $400 million of Tier 1-qualifying trust preferred securities and invested these proceeds in junior subordinated notes issued by the Bancorp. The notes mature on May 15, 2068 and bear a fixed rate of 8.875% until May 15, 2058. After May 15, 2058, the notes bear interest at a variable rate of three-month LIBOR plus 5.00%. The Bancorp has subsequently entered into hedges related to these notes.

Information on the average rates paid on borrowings is located in the Statements of Income Analysis. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Quantitative and Qualitative Disclosures About Market Risk (Item 3)

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 24 provides breakouts of the total commercial loan and lease portfolio, including held for sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s portfolio. Table 23 provides further information on the location of commercial real estate and construction industry loans and leases.

TABLE 23: Outstanding Commercial Real Estate and Construction Loans by State

As of June 30 ($ in millions)	2008	2007
Michigan	$4,725	4,544
Ohio	4,385	4,068
Florida	2,816	2,675
Illinois	1,414	1,345
Indiana	1,284	1,294
Kentucky	869	804
Tennessee	517	430
North Carolina	456	12
All other states	1,590	992

Total	$18,056	16,164

At June 30, 2008, homebuilder exposure represents the most significant weakness in the commercial portfolio. As of June 30, 2008, the Bancorp had homebuilder exposure of $4.9 billion and outstanding loans of $3.3 billion with $547 million in nonaccrual loans. As of June 30, 2008, approximately 50% of the outstanding loans to homebuilders are located in the states of Michigan and Florida and represent approximately 75% of the nonaccrual loans. As of December 31, 2007, the Bancorp had homebuilder exposure of $4.4 billion, outstanding loans of $2.9 billion with $176 million in nonaccrual loans. The increase in homebuilder balances during 2008 is primarily attributable to the acquisition of First Charter.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 24: Commercial Loan and Lease Portfolio (a)

	2008			2007
As of June 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$12,796	15,733	458	10,811	13,519	68
Manufacturing	7,507	14,485	72	5,653	12,357	25
Construction	5,260	8,089	486	5,353	8,720	98
Retail trade	4,194	7,417	74	3,834	6,785	20
Wholesale trade	3,200	5,537	26	1,972	3,741	18
Financial services and insurance	2,917	7,371	28	1,565	5,201	7
Healthcare	2,916	4,713	18	1,940	3,505	10
Transportation and warehousing	2,876	3,300	27	2,297	2,660	3
Business services	2,865	5,111	52	1,941	3,804	19
Accommodation and food	1,186	1,628	63	849	1,249	11
Other services	1,174	1,662	17	1,002	1,487	11
Individuals	1,149	1,493	33	1,205	1,574	12
Other	934	1,590	82	793	1,358	5
Communication and information	928	1,583	21	622	1,189	1
Public administration	859	1,069	1	723	941	—
Mining	741	1,292	3	396	753	5
Entertainment and recreation	680	941	18	604	856	5
Agribusiness	656	829	7	575	759	1
Utilities	473	1,297	—	306	1,114	—

Total	$53,311	85,140	1,486	42,441	71,572	319

By loan size:
Less than $200,000	3%	2	5	4	3	12
$200,000 to $1 million	13	10	16	16	11	28
$1 million to $5 million	27	23	40	30	25	43
$5 million to $10 million	24	22	18	17	15	17
$10 million to $25 million	13	14	18	22	25	—
Greater than $25 million	20	29	3	11	21	—

Total	100%	100	100	100	100	100

By state:
Ohio	25%	29	13	25	28	27
Michigan	19	17	30	21	19	28
Florida	10	8	29	10	9	11
Illinois	8	9	6	10	10	8
Indiana	7	7	7	9	9	15
Kentucky	5	5	5	6	6	5
North Carolina	4	3	1	—	—	—
Tennessee	3	2	1	3	3	3
All other states	19	20	8	16	16	3

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

Certain mortgage products have contractual features that may increase the risk of loss to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 25 shows the Bancorp’s originations of these products for the three and six months ended June 30, 2008 and 2007. The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 25: Residential Mortgage Originations

	2008		2007
($ in millions)	Amount	Percent of total	Amount	Percent of total
For the three months ended June 30:
Greater than 80% LTV with no mortgage insurance	$4	—%	$90	3%
Interest-only	189	6	563	18
Greater than 80% LTV and interest-only	2	—	4	—
80/20 loans	4	—	64	2
80/20 loans and interest-only	—	—	6	—

For the six months ended June 30:
Greater than 80% LTV with no mortgage insurance	11	—	198	3
Interest-only	622	9	1,058	18
Greater than 80% LTV and interest-only	2	—	19	—
80/20 loans	35	1	111	2
80/20 loans and interest-only	—	—	44	1

Table 26 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of June 30, 2008 and 2007. The balance of the mortgage portfolio not included in Table 26 is characterized by mortgage loans with less than 80% LTV, with approximately two-thirds representing fixed rate mortgages. Reset of rates on adjustable rate mortgages are not expected to have a material impact on credit cost as two-thirds of adjustable rate mortgages have an LTV less than 80%. Geographically, the Bancorp’s residential mortgage portfolio is dominated by three states with Florida, Ohio and Michigan representing 31%, 23% and 15% of the portfolio, respectively.

TABLE 26: Residential Mortgage Outstandings

	2008			2007
As of June 30 ($ in millions)	Amount	Percent of total	Delinquency Ratio	Amount	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$2,196	22%	9.25%	$1,903	23%	5.57%
Interest-only	1,724	17	2.02	1,257	15.65
Greater than 80% LTV and interest-only	444	4	7.25	525	6	1.95
80/20 loans	—	—	—	—	—	—

The Bancorp previously originated certain non-conforming residential mortgage loans known as “Alt-A” loans. Borrower qualifications were comparable to other conforming residential mortgage products. As of June 30, 2008, the Bancorp held $123 million of Alt-A mortgage loans in its portfolio with approximately $10 million in nonaccrual.

The Bancorp previously sold certain mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for those loans sold with recourse as of June 30, 2008 and 2007 were $1.4 billion and 4.81%, and $1.6 billion and 1.78%, respectively. Charge-offs on recourse loans were not material for the three and six months ended June 30, 2008 and 2007.

Home Equity Portfolio

The home equity portfolio is characterized by 82% of outstanding balances within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 733 as of June 30, 2008, comparable with 734 at June 30, 2007 and 736 at June 30, 2006. Further detail on location and origination LTV ratios is included in Table 27.

TABLE 27: Home Equity Outstandings

	2008			2007
As of June 30 ($ in millions)	LTV less than 80%	LTV greater than 80%	Delinquency Ratio	LTV less than 80%	LTV greater than 80%	Delinquency Ratio
Ohio	$1,874	2,016	1.40%	$1,889	2,071	1.31%
Michigan	1,387	1,289	1.95	1,416	1,311	1.70
Indiana	608	614	1.80	645	658	1.55
Illinois	710	557	1.67	606	555	1.42
Kentucky	503	573	1.49	503	607	1.23
Florida	619	291	2.92	427	240	1.83
All other states	470	910	2.56	162	690	1.96

Total	$6,171	6,250	1.84%	$5,648	6,132	1.51%

Quantitative and Qualitative Disclosures About Market Risk (continued)

Analysis of Nonperforming Assets

A summary of nonperforming assets is included in Table 28. Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) restructured consumer loans which have not yet met the requirements to be classified as a performing asset; and (iii) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 90 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan is not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower or upon the restructuring of the loan. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

TABLE 28: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	June 30, 2008	December 31, 2007	June 30, 2007
Nonperforming loans and leases:
Commercial loans	$407	175	137
Commercial mortgage loans	524	243	113
Commercial construction loans	537	249	65
Commercial leases	18	5	4
Residential mortgage loans	142	92	38
Home equity	35	45	44
Automobile loans	7	3	3
Credit card	—	—	—
Other consumer loans and leases	—	1	—
Restructured loans and leases:
Residential mortgage loans	187	29	2
Home equity	116	46	—
Credit card	15	5	—

Total nonaccrual loans and leases	1,988	893	406
Repossessed personal property	22	21	17
Other real estate owned	188	150	105

Total nonperforming assets	$2,198	$1,064	528

Commercial loans	$52	44	44
Commercial mortgage loans	149	73	37
Commercial construction loans	53	67	33
Commercial leases	1	4	1
Residential mortgage loans (a)	228	186	98
Home equity	76	72	61
Automobile loans	12	13	10
Credit card	33	31	18
Other consumer loans and leases	1	1	—

Total 90 days past due loans and leases	$605	491	302

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	2.56%	1.32	.70
Allowance for loan and lease losses as a percent of total nonperforming assets	72	88	152

(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2008, December 31, 2007 and June 30, 2007, these advances were $27 million, $25 million and $16 million, respectively.

Total nonperforming assets were $2.2 billion at June 30, 2008, compared to $1.1 billion at December 31, 2007 and $528 million at June 30, 2007. Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of June 30, 2008 was 2.56% compared to 1.32% as of December 31, 2007 and .70% as of June 30, 2007. The composition of nonaccrual credits continues to shift as more than 82% of nonaccrual credits were secured by real estate as of June 30, 2008 compared to approximately 70% as of June 30, 2007.

Commercial nonaccrual credits increased from $319 million as of June 30, 2007 and $1.1 billion at March 31, 2008 to $1.5 billion as of June 30, 2008. The majority of the increase was driven by the real estate and construction industries in the states of Florida and Michigan. These states combined to account for 63% of the sequential growth in commercial nonaccrual credits and represent 59% of total commercial nonaccrual credits as of June 30, 2008. As shown in Table 24, the real estate and construction industries

Quantitative and Qualitative Disclosures About Market Risk (continued)

contributed to approximately two-thirds of the increase in nonaccrual credits. Of the $944 million of real estate and construction nonaccrual credits, $547 million is related to homebuilders or developers. Due to the deterioration in real estate prices in Michigan and Florida, the Bancorp has charged-off $91 million against the loans that make up homebuilder and developer nonaccrual credits and has provided an additional $44 million in reserves held against these loans. For additional information on credit reserves, see the discussion on allowance for credit losses later in this section.

Consumer nonaccrual credits increased from $87 million as of June 30, 2007 and $221 million as of December 31, 2007 to $502 million as of June 30, 2008. The increase in consumer nonaccrual credits is primarily attributable to declines in the housing markets in the Michigan and Florida affiliates and the restructuring of certain high risk loans. Michigan and Florida accounted for 64% of the increase in nonaccrual credits in the residential real estate portfolio and, as of June 30, 2008, represented 59% of total residential real estate nonaccrual credits. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain real estate loans. Consumer restructured loans are recorded as nonaccrual credits until there is a sustained period of payment by the borrower, generally a minimum of six months of payments in accordance with the loans’ modified terms. Consumer restructured loans contributed approximately $318 million to nonaccrual loans as of June 30, 2008 compared to $2 million in restructured loans as of June 30, 2007.

Analysis of Net Charge-offs

Net charge-offs as a percent of average loans and leases were 166 bp for the second quarter of 2008, compared to 89 bp for the fourth quarter of 2007 and 55 bp for the second quarter of 2007. Table 29 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan net charge-offs to average commercial loans outstanding increased to 141 bp in the second quarter of 2008 compared to 66 bp in the fourth quarter of 2007 and 44 bp in the second quarter of 2007, as homebuilders, developers and related suppliers were affected by the downturn in the real estate markets. Charge-offs for the second quarter of 2008 included $34 million, or 19%, related to homebuilders and developers. Excluding a $23 million customer fraud-related charge-off, approximately 58% of charge-offs greater than $500,000 involved loans in the construction or real estate industries.

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 204 bp in the second quarter of 2008 compared to 118 bp in the fourth quarter of 2007 and 68 bp in the second quarter of 2007. Residential mortgage charge-offs increased to $63 million in the second quarter of 2008 compared to $18 million in the fourth quarter of 2007 and $9 million in the second quarter of 2007, reflecting increased foreclosure rates in the Bancorp’s key lending markets coupled with an increase in severity of loss on mortgage loans. Florida, Michigan and Ohio continue to rank among the top states in total mortgage foreclosures. These foreclosures not only added to the volume of charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as they contributed to declining home prices. Florida affiliates continue to experience the most stress and accounted for over half of the residential mortgage charge-offs in the second quarter. While Michigan residential mortgage charge-offs remain elevated, there was no increase in charge-offs in the second quarter of 2008 compared to the first quarter of 2008. Home equity charge-offs increased to $54 million and 183 bp of average loans, primarily due to increases in the Michigan and Florida affiliates and among those products originated through a broker channel. Brokered home equity loans represented 50% of home equity charge-offs during 2007 despite representing only 20% of home equity lines and loans as of June 30, 2008. Management responded to the performance of the brokered home equity portfolio by reducing originations in 2007 of this product by 64% compared to 2006 and, at the end of 2007, eliminating this channel of origination. Management is also limiting further withdrawals against lines of credits for those products and geographies displaying the most stress. The ratio of automobile loan net charge-offs to average automobile loans was 121 bp for the second quarter of 2008, an increase of 63 bp compared to the second quarter 2007 displaying an expected increase due to a shift in the portfolio to a higher percentage of used automobiles and an increase in loss severity due to increased market depreciation of used automobiles. The net charge-off ratio on credit card balances increased compared to the same quarter last year as the Bancorp increased originations of card balances throughout the past year. Although the credit characteristics of the credit card portfolio have been maintained during the origination of new cards, including the weighted average FICO and average line outstanding, the Bancorp does expect the charge-off ratio to increase as the portfolio matures. The Bancorp employs a risk-adjusted pricing methodology to help ensure adequate compensation is received for those products that have higher credit costs.

During the second quarter of 2008, the Bancorp changed its charge-off policy for the credit card portfolio to conform with regulatory guidelines and industry standards and to increase the likelihood of recoveries and customer affirmation of the Bancorp’s bankruptcy proceedings. This policy reduced credit card charge offs by $4 million as the Bancorp converted from charging off a credit card balance at receipt of bankruptcy notice or 180 days past due, whichever comes first, to 60 days after bankruptcy notice or 180 days past due, whichever comes first. This change did not affect the amount or timing of a charge on the Bancorp’s provision for loan and lease expense as the Bancorp provides for probable credit card losses upon receipt of a bankruptcy notice.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 29: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Losses charged off:
Commercial loans	$(109)	(29)	$(148)	(48)
Commercial mortgage loans	(22)	(16)	(55)	(23)
Commercial construction loans	(49)	(7)	(121)	(13)
Commercial leases	—	—	—	(1)
Residential mortgage loans	(63)	(9)	(98)	(16)
Home equity	(57)	(22)	(99)	(41)
Automobile loans	(35)	(24)	(79)	(49)
Credit card	(23)	(12)	(44)	(23)
Other consumer loans and leases	(7)	(5)	(14)	(9)

Total losses	(365)	(124)	(658)	(223)
Recoveries of losses previously charged off:
Commercial loans	2	5	5	9
Commercial mortgage loans	1	—	2	1
Commercial construction loans	—	—	—	—
Commercial leases	—	—	—	1
Residential mortgage loans	—	—	—	—
Home equity	3	2	4	5
Automobile loans	9	9	18	18
Credit card	2	2	4	5
Other consumer loans and leases	4	4	5	11

Total recoveries	21	22	38	50
Net losses charged off:
Commercial loans	(107)	(24)	(143)	(39)
Commercial mortgage loans	(21)	(16)	(53)	(22)
Commercial construction loans	(49)	(7)	(121)	(13)
Commercial leases	—	—	—	—
Residential mortgage loans	(63)	(9)	(98)	(16)
Home equity	(54)	(20)	(95)	(36)
Automobile loans	(26)	(15)	(61)	(31)
Credit card	(21)	(10)	(40)	(18)
Other consumer loans and leases	(3)	(1)	(9)	2

Total net losses charged off	$(344)	(102)	(620)	(173)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	1.52%	.44	1.07%	.37
Commercial mortgage loans	.66	.56	.87	.41
Commercial construction loans	3.46	.48	4.32	.42
Commercial leases	(.01)	.02	(.01)	.02

Total commercial loans	1.41	.44	1.32	.36

Residential mortgage loans	2.57	.43	1.93	.38
Home equity	1.83	.66	1.61	.61
Automobile loans	1.21	.58	1.37	.59
Credit card	4.93	3.28	4.86	3.28
Other consumer loans and leases	1.31	.78	1.54	(.26)

Total consumer loans	2.04	.68	1.80	.61

Total net losses charged off	1.66%	.55	1.52%	.47

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

TABLE 30: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Allowance for loan and lease losses:
Beginning balance	$1,205	784	$937	771
Net losses charged off	(344)	(102)	(620)	(173)
Provision for loan and lease losses	719	121	1,263	205

Ending balance	$1,580	803	$1,580	803

Reserve for unfunded commitments:
Beginning balance	$103	79	$95	76
Provision for unfunded commitments	10	(2)	18	1
Acquisitions	2	—	2	—

Ending balance	$115	77	$115	77

The allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 1.85% at June 30, 2008, compared to 1.17% at December 31, 2007 and 1.06% at June 30, 2007. This increase is reflective of a number of factors including: the increase in delinquencies, increased loss estimates due to the real estate price deterioration in some of the Bancorp’s key lending markets and declines in general economic conditions. These factors were the primary drivers of the increased reserve amounts for most of the Bancorp’s loan categories.

As discussed previously, nonperforming assets increased to $2.2 billion as of June 30, 2008. Impaired commercial loans increased $650 million from the fourth quarter of 2007; impaired commercial loans require individual review to determine loan and lease reserves. Delinquency trends also increased across most product lines and credit grades from the prior year leading to increases in loss factors for those products.

Real estate price deterioration, as measured by the Home Price Index, was most prevalent in Michigan, due in part to cutbacks by automobile manufacturers, and in Florida, due to past real estate price appreciation and related over-development. The year-over-year deterioration in home prices has been as high as 20% in some of the Bancorp’s hardest hit geographies. The deterioration in real estate values increased the expected loss once a loan becomes delinquent, particularly for residential mortgage and home equity loans with high loan-to-value ratios.

Compared to the prior year, negative trends in general economic conditions, as measured by items such as unemployment rate, home sales and inventory, consumer price index and bankruptcy filings in the national and local economies, also caused increases in reserve factors used to determine the losses inherent within the loan and lease portfolio.

The Bancorp continually reviews its credit administration and loan and lease portfolio and makes changes based on the performance of its products. Over the past year, the Bancorp has reduced its lending to homebuilder and developers and non-owner occupied real estate, eliminated brokered home equity production and engaged in significant loss mitigation strategies.

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

The Bancorp’s Executive Asset Liability Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s current interest rate risk exposure is evaluated by measuring the anticipated change in net interest income and mortgage banking net revenue over 12-month and 24-month horizons assuming a 200 bp parallel ramped increase or decrease in market interest rates. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated earnings sensitivity profile and ALCO policy limits as of June 30, 2008:

TABLE 31: Estimated Earnings Sensitivity Profile

	Change in Earnings (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(1.11)%	(.46)	(5.00)	(7.00)
+100	(.51)	(.54)	—	—
-100	(.01)	(.45)	—	—
-200	(.01)	(2.29)	(5.00)	(7.00)

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

The following table shows the Bancorp’s EVE sensitivity profile and the ALCO policy limits as of June 30, 2008:

TABLE 32: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(5.8)%	(20.0)
-200	1.3	(20.0)

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of June 30, 2008 are included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 33 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of June 30, 2008:

TABLE 33: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$15,055	11,993	1,910	$28,958
Commercial mortgage loans	5,422	5,884	2,088	13,394
Commercial construction loans	4,114	1,221	672	6,007
Commercial leases	597	1,529	1,521	3,647

Subtotal - commercial loans	25,188	20,627	6,191	52,006

Residential mortgage loans	2,522	3,646	3,698	9,866
Home equity	1,877	5,028	5,516	12,421
Automobile loans	3,078	4,748	536	8,362
Credit card	147	1,570	—	1,717
Other consumer loans and leases	501	605	46	1,152

Subtotal - consumer loans	8,125	15,597	9,796	33,518

Total	$33,313	36,224	15,987	$85,524

Quantitative and Qualitative Disclosures About Market Risk (continued)

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of June 30, 2008:

TABLE 34: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$3,052	10,851
Commercial mortgage loans	2,912	5,060
Commercial construction loans	658	1,235
Commercial leases	3,050	—

Subtotal - commercial loans	9,672	17,146

Residential mortgage loans	3,991	3,353
Home equity	1,728	8,816
Automobile loans	5,240	44
Credit card	854	716
Other consumer loans and leases	639	12

Subtotal - consumer loans	12,452	12,941

Total	$22,124	30,087

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $697 million and $602 million as of June 30, 2008 and June 30, 2007, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased throughout the second quarter of 2008. This increase in rates caused prepayment assumptions to decrease and led to a recovery of $80 million in temporary impairment during the three months ended June 30, 2008 compared to the recovery of $12 million in temporary impairment in the second quarter of 2007. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net losses of $84 million and $9 million on its non-qualifying hedging strategy for the three months ended June 30, 2008 and 2007, respectively. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2008 and June 30, 2007 was approximately $342 million and $202 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 6.6 years at June 30, 2008, based on current prepayment expectations. Of the $13.3 billion of securities in the portfolio at June 30, 2008, $2.5 billion in principal and interest is expected to be received in the next 12 months, and an additional $1.6 billion is expected to be received in the next 13 to 24 months. In addition to the securities portfolio, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the three months ended June 30, 2008 and 2007, loans totaling $4.0 billion and $3.4 billion, respectively, were sold, securitized or transferred off-balance sheet.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Additionally, the Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of June 30, 2008, $7.6 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations. The Bancorp also has $16.2 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program. These sources, in addition to a 6.37% tangible equity base, provide the Bancorp with a stable funding base.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 71% of its average total assets during the second quarter of 2008. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

CAPITAL MANAGEMENT

Management and the Bancorp’s Board of Directors regularly reviews its capital position to help ensure that the Bancorp is appropriately positioned under various operating environments. Due to the deterioration in credit trends over the past year and the uncertainty involving future economic trends, on June 18, 2008, the Bancorp’s Board of Directors approved the following actions to strengthen its capital position;

•	The issuance of approximately $1 billion in Tier 1 capital in the form of convertible preferred shares;

•

A reduction in the quarterly dividend level. The Bancorp declared its second quarter cash dividend on its common stock and set the level at $0.15 per share, a reduction from the first quarter of 2008 dividend of $0.44 per share; and

•	The anticipated sale of certain non-strategic businesses that, if successfully completed, would supplement common equity capital by an estimated additional $1 billion or more.

In conjunction with these actions, the Bancorp revised its capital target and is now targeting an eight to nine percent range for its Tier I capital ratio. As of June 30, 2008, due to the completion of its preferred stock issuance and the reduced dividend, regulatory capital ratios were higher compared to December 31, 2007 and June 30, 2007 and the Bancorp met its revised Tier I capital ratio targets. Regulatory capital information is presented in Table 35.

The Federal Reserve Board established quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). Additionally, the guidelines define “well-capitalized” ratios for Tier I and total risk-based capital as 6% and 10%, respectively. The Bancorp exceeded these “well-capitalized” ratios for all periods presented.

TABLE 35: Regulatory Capital

($ in millions)	June 30, 2008	December 31, 2007	June 30, 2007
Tier I capital	$9,829	8,924	8,616
Total risk-based capital	14,031	11,733	11,163
Risk-weighted assets	115,481	115,529	105,950
Regulatory capital ratios:
Tier I capital	8.51%	7.72	8.13
Total risked-based capital	12.15	10.16	10.54
Tier I leverage	9.08	8.50	8.76

At June 30, 2008, shareholders’ equity was $10.8 billion, compared to $9.2 billion at December 31, 2007 and June 30, 2007. Tangible equity as a percent of tangible assets was 6.37% at June 30, 2008, 6.14% at December 31, 2007 and 7.18% at June 30, 2007. The increase in shareholders’ equity from the second quarter of 2007 is primarily a result of the approximately $1.1 billion issuance of convertible preferred stock in June 2008.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Bancorp’s quarterly dividend for the second quarter 2008 was $.15 per share, a decrease compared to the $.44 per share declared in first quarter 2008 and $.42 per share declared in the second quarter of 2007. The decrease in the dividend provides the Bancorp with an estimated $170 million per quarter in additional capital that may be needed during a difficult operating environment.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp’s stock repurchase program is an important element of its capital planning activities. The Bancorp’s repurchase of equity securities is shown in Table 36. On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. At June 30, 2008, the Bancorp had approximately 19 million shares remaining under the current Board of Directors’ authorization.

TABLE 36: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	—	$—	—	19,201,518
May 1, 2008 – May 31, 2008	—	—	—	19,201,518
June 1, 2008 – June 30, 2008	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 19,061 shares during the second quarter of 2008 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit, and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. The nature and extent of these transactions are provided in Note 8 of the Notes to Condensed Consolidated Financial Statements. In addition, the Bancorp uses conduits, asset securitizations and certain defined guarantees to provide a source of funding. The use of these investment vehicles involves differing degrees of risk. A summary of these transactions is provided below.

Through June 30, 2008 and 2007, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring theses loans to the QSPE allows the Bancorp to reduce its exposure to these lower yielding loan assets while maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s Condensed Consolidated Financial Statements. The outstanding balance of these loans at June 30, 2008 and 2007 was $2.9 billion and $3.3 billion, respectively. As of June 30, 2008, the loans transferred had a weighted average life of 2.0 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the six months ended June 30, 2008 and 2007, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event. In addition, there have been no material changes in the overall ratings of the loans transferred to the QSPE. For the six months ended June 30, 2008, the Bancorp collected $567 million in cash proceeds from loan transfers and $7 million in fees from the QSPE. For the six months ended June 30, 2007, the Bancorp collected $911 million in cash proceeds from loan transfers and $14 million in fees from the QSPE.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp also agrees to provide liquidity support to the QSPE. As of June 30, 2008 and 2007, the liquidity agreement was $3.5 billion and $4.0 billion, respectively. The Bancorp purchased asset-backed commercial paper from the QSPE and, as of June 30, 2008, held $614 million of the QSPE’s asset-backed commercial paper. The Bancorp purchased the commercial paper at market rates to help fund the QSPE in a market characterized by widening credit spreads and tight liquidity conditions. At June 30, 2008 and 2007, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $20 million and $13 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp utilizes securitization trusts and conduits, formed as QSPEs, to facilitate the securitization process of certain floating-rate home equity lines of credit and certain automobile loans. In each of the securitization trusts and conduits, the Bancorp sold the loans without recourse and does not maintain control over the assets. The Bancorp’s securitization policy permits the retention of

Quantitative and Qualitative Disclosures About Market Risk (continued)

subordinated tranches, servicing rights, interest-only strips and residual interests. The cash flows to and from the securitization trusts and QSPEs are principally limited to the initial proceeds from the securitization trust at the time of sale, with subsequent cash flows relating to interests that continue to be held by the Bancorp. At June 30, 2008, the Bancorp had retained servicing assets totaling $1 million, subordinated tranche security interests totaling $67 million and residual interests totaling $173 million. At June 30, 2007, the Bancorp had retained servicing assets totaling $2 million, subordinated tranche security interests totaling $8 million and residual interests totaling $14 million. For the six months ended June 30, 2008 and 2007, cash proceeds from transfers reinvested in revolving-period securities totaled $39 million and $38 million, respectively. Additionally, for the six months ended June 30, 2008 and 2007, the Bancorp received fees of $4 million and $1 million, respectively, from securitization trusts and conduits. See Note 5 for more information on securitizations and the interests that continue to be held by the Bancorp.

At June 30, 2008 and 2007, the Bancorp had provided credit recourse on approximately $1.4 billion and $1.6 billion, respectively, of residential mortgage loans previously sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. The Bancorp maintained an estimated credit loss reserve of approximately $14 million and $19 million relating to these residential mortgage loans sold at June 30, 2008 and 2007, respectively. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Controls and Procedures (Item 4)

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on the foregoing, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and to provide reasonable assurance that information required to be disclosed by the Bancorp in such reports is accumulated and communicated to the Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	June 30, 2008	December 31, 2007	June 30, 2007
Assets
Cash and due from banks	$2,853	2,660	2,294
Available-for-sale and other securities (a)	12,718	10,677	11,015
Held-to-maturity securities (b)	361	355	346
Trading securities	241	171	148
Other short-term investments	286	620	437
Loans held for sale (c)	889	4,329	1,708
Portfolio loans and leases:
Commercial loans	28,958	24,813	22,152
Commercial mortgage loans	13,394	11,862	11,044
Commercial construction loans	6,007	5,561	5,469
Commercial leases	3,647	3,737	3,697
Residential mortgage loans	9,866	10,540	8,477
Home equity	12,421	11,874	11,780
Automobile loans	8,362	9,201	10,714
Credit card	1,717	1,591	1,263
Other consumer loans and leases	1,152	1,074	1,113

Portfolio loans and leases	85,524	80,253	75,709
Allowance for loan and lease losses	(1,580)	(937)	(803)

Portfolio loans and leases, net	83,944	79,316	74,906
Bank premises and equipment	2,444	2,223	2,063
Operating lease equipment	364	353	209
Goodwill	3,603	2,470	2,192
Intangible assets	203	147	147
Servicing rights	701	618	607
Other assets	6,368	7,023	5,318

Total Assets	$114,975	110,962	101,390

Liabilities
Deposits:
Demand	$16,259	14,404	13,524
Interest checking	14,002	15,254	14,672
Savings	16,602	15,635	15,036
Money market	6,806	6,521	6,334
Other time	9,839	11,440	10,428
Certificates - $100,000 and over	10,870	6,738	6,204
Foreign office	3,038	5,453	2,995

Total deposits	77,416	75,445	69,193
Federal funds purchased	2,447	4,427	3,824
Other short-term borrowings	5,628	4,747	3,331
Accrued taxes, interest and expenses	1,864	2,427	2,114
Other liabilities	1,820	1,898	1,780
Long-term debt	15,046	12,857	11,957

Total Liabilities	104,221	101,801	92,199

Shareholders’ Equity
Common stock (d)	1,295	1,295	1,295
Preferred stock (e)	1,082	9	9
Capital surplus	583	1,779	1,749
Retained earnings	8,178	8,413	8,489
Accumulated other comprehensive income	(152)	(126)	(293)
Treasury stock	(232)	(2,209)	(2,058)

Total Shareholders' Equity	10,754	9,161	9,191

Total Liabilities and Shareholders’ Equity	$114,975	110,962	101,390

(a)	Amortized cost: June 30, 2008 - $12,935, December 31, 2007 - $10,821 and June 30, 2007 - $11,370.
(b)	Market values: June 30, 2008 - $361, December 31, 2007 - $355 and June 30, 2007 - $346.
(c)	Includes $761 of residential mortgage loans held for sale measured at fair value at June 30, 2008.
(d)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2008 - 577,529,636 (excludes 5,897,468 treasury shares), December 31, 2007 - 532,671,925 (excludes 51,516,339 treasury shares) and June 30, 2007 - 535,696,910 (excludes 47,730,194 treasury shares).
(e)	444,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 44,300 issued and outstanding at June 30, 2008 (issued June 2008).

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2008	2007	2008	2007
Interest Income
Interest and fees on loans and leases	$1,050	1,343	$2,340	2,657
Interest on securities	155	143	307	286
Interest on other short-term investments	2	3	7	6

Total interest income	1,207	1,489	2,654	2,949
Interest Expense
Interest on deposits	278	505	677	1,003
Interest on short-term borrowings	49	72	129	131
Interest on long-term debt	142	173	289	340

Total interest expense	469	750	1,095	1,474

Net Interest Income	738	739	1,559	1,475
Provision for loan and lease losses	719	121	1,263	205

Net Interest Income After Provision for Loan and Lease Losses	19	618	296	1,270
Noninterest Income
Electronic payment processing revenue	235	205	447	390
Service charges on deposits	159	142	307	268
Corporate banking revenue	111	88	218	171
Investment advisory revenue	92	97	185	193
Mortgage banking net revenue	86	41	182	81
Other noninterest income	49	96	228	174
Securities (losses) gains, net	(10)	—	17	—
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	3	—

Total noninterest income	722	669	1,587	1,277
Noninterest Expense
Salaries, wages and incentives	331	309	679	601
Employee benefits	60	68	145	155
Net occupancy expense	73	68	145	133
Payment processing expense	67	59	133	111
Technology and communications	49	41	96	81
Equipment expense	31	31	61	60
Other noninterest expense	247	189	317	376

Total noninterest expense	858	765	1,576	1,517

Income (Loss) Before Income Taxes	(117)	522	307	1,030
Applicable income taxes	85	146	223	295

Net Income (Loss)	$(202)	376	$84	735

Net Income (Loss) Available to Common Shareholders (a)	$(202)	375	$84	734

Earnings Per Share	$(0.37)	0.69	$0.16	1.35

Earnings Per Diluted Share	$(0.37)	0.69	$0.16	1.34

(a)	Dividends on preferred stock are $.185 and $.370 for the three and six months ended June 30, 2008 and 2007, respectively.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	For the six months ended June 30,
($ in millions, except per share data)	2008	2007
Total Shareholders’ Equity, beginning	$9,161	10,022
Net income	84	735
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities	(38)	(111)
Qualifying cash flow hedges	9	(6)
Change in accumulated other comprehensive income related to employee benefit plans	3	3

Comprehensive income	58	621
Cash dividends declared:
Common stock (2008 - $.59 per share and 2007 - $.84 per share)	(321)	(456)
Preferred stock (a)	—	—
Issuance of preferred stock	1,072	—
Stock-based awards exercised, including treasury shares issued	—	45
Stock-based compensation expense	28	35
Loans repaid related to the exercise of stock-based awards, net	2	2
Change in corporate tax benefit related to stock-based compensation	(15)	3
Shares issued in an acquisition	770	—
Shares acquired for treasury	—	(973)
Impact of diversification of nonqualified deferred compensation plan	—	(18)
Impact of cumulative effect of change in accounting principle (b)	—	(98)
Other	(1)	8

Total Shareholders’ Equity, ending	$10,754	9,191

(a)	Dividends on preferred stock are $.370 million for the six months ended June 30, 2008 and 2007.
(b)	2007 includes $96 million impact due to the adoption of FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" on January 1, 2007 and $2 million impact due to the adoption of FIN 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109" on January 1, 2007.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30,
($ in millions)	2008	2007
Operating Activities
Net income	$84	735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	1,263	205
Depreciation, amortization and accretion	172	185
Stock-based compensation expense	28	35
Provision for deferred income taxes	167	10
Realized securities gains	(32)	(2)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(3)	—
Realized securities losses	15	1
Loss on recalculation of the timing of tax benefits on leveraged leases	130	—
Loans originated for sale, net of repayments	(7,651)	(6,289)
Proceeds from sales of loans held for sale	7,813	5,672
Net (gains) losses on sales of loans	(57)	7
Capitalized mortgage servicing rights	(123)	(108)
Decrease in trading securities	717	39
Decrease in other assets	1,329	469
Decrease in accrued taxes, interest and expenses	(486)	(207)
Excess tax benefit related to stock-based compensation	—	(4)
Decrease in other liabilities	(4)	(559)

Net Cash Provided by Operating Activities	3,362	189

Investing Activities
Proceeds from sales of available-for-sale securities	2,678	385
Proceeds from calls, paydowns and maturities of available-for-sale securities	32,850	3,671
Purchases of available-for-sale securities	(37,137)	(4,165)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	2	10
Purchases of held-to-maturity securities	(10)	—
Decrease in other short-term investments	336	404
Net increase in loans and leases	(3,822)	(2,001)
Proceeds from sale of loans	3,511	515
Increase in operating lease equipment	(25)	(16)
Purchases of bank premises and equipment	(241)	(232)
Proceeds from disposal of bank premises and equipment	28	24
Net cash paid in acquisitions	(154)	—

Net Cash Used In Investing Activities	(1,984)	(1,405)

Financing Activities
Decrease in core deposits	(3,327)	(690)
Increase in certificates - $100,000 and over, including foreign office	1,456	503
(Decrease) increase in federal funds purchased	(2,192)	2,403
Increase in other short-term borrowings	148	535
Proceeds from issuance of long-term debt	2,651	1,748
Repayment of long-term debt	(530)	(2,324)
Payment of cash dividends	(466)	(452)
Exercise of stock-based awards, net	2	47
Purchases of treasury stock	—	(973)
Issuance of preferred stock	1,072	—
Excess tax benefit related to stock-based compensation	—	4
Other	1	4

Net Cash (Used In) Provided by Financing Activities	(1,185)	805

Increase (Decrease) in Cash and Due from Banks	193	(411)
Cash and Due from Banks at Beginning of Period	2,660	2,705

Cash and Due from Banks at End of Period	$2,853	2,294

Cash Payments
Interest	$1,099	1,472
Income taxes	298	289
Supplemental Cash Flow Information
Acquisitions:
Fair value of tangible assets acquired (noncash)	$4,318	—
Goodwill and identifiable intangible assets acquired	1,215	—
Liabilities assumed	(4,609)	—
Common stock issued	(770)	—

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2008 and 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, the cash flows for the six months ended June 30, 2008 and 2007 and the changes in shareholders’ equity for the six months ended June 30, 2008 and 2007. In accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three and six months ended June 30, 2008 and 2007 and the cash flows for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2007 has been derived from the annual Consolidated Financial Statements of the Bancorp.

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

In July 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. The expected timing of the income tax cash flows generated by a leveraged lease is revised if during the lease term the rate of return and the allocation of income would be recalculated from the inception of the lease. In the year of adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item where leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” issued in July 2006. Upon adoption of this FSP on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $96 million representing the cumulative effect of applying the provisions of this FSP. Due to recent court decisions related to leveraged leases and uncertainty regarding the outcome of outstanding litigation involving certain of the Bancorp’s leveraged leases, the Bancorp recognized after-tax charges in the second quarter of 2008 of $229 million relating to leveraged leases. This charge consisted of approximately $130 million, pre-tax, or $89 million after-tax, reflected as a reduction in interest income due to a projected change in the timing of tax benefits and an increase of approximately $140 million, pre-tax and after tax, in tax expense required for interest.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Bancorp’s Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations." This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51.” This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption prohibited. The Bancorp is currently in the process of evaluating the impact of adopting this Statement on the Bancorp’s Condensed Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Bancorp's adoption of this Staff Position on January 1, 2009 is not expected to have a material impact on Bancorp’s Condensed Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock." This Issue provides guidance an entity should use to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within that period. Early adoption is not permitted. The Bancorp is currently in the process of evaluating the impact of adopting this Issue on the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

3.	Business Combinations

On June 6, 2008, the Bancorp acquired 100% of the outstanding stock of First Charter, a full service financial institution headquartered in Charlotte, North Carolina. First Charter operated 57 branches in North Carolina and two in suburban Atlanta, Georgia. The acquisition of First Charter expanded the Bancorp's footprint into the Charlotte, North Carolina market and strengthened the Bancorp's presence in Georgia.

Under the terms of the transaction, the Bancorp paid $31.00 per First Charter share, or approximately $1.1 billion. Consideration was paid in the form of approximately 70% Fifth Third common stock and 30% cash. First Charter common stock shareholders who received shares of Fifth Third common stock in the merger received 1.7412 shares of Fifth Third common stock for each share of First Charter common stock, resulting in the issuance of 42.9 million shares of Fifth Third common stock. The common stock issued to effect the transaction was valued at $17.80 per share, the average closing price of the Bancorp’s common stock on the five previous trading days prior to closing.

The assets and liabilities of First Charter were recorded on the Condensed Consolidated Balance Sheet at their respective fair values as of the closing date. The fair values are preliminary and are subject to refinement as information becomes available. The results of First Charter's operations were included in the Bancorp’s Condensed Consolidated Statements of Income from the date of acquisition. In addition, the Bancorp realized charges against its earnings for acquisition-related expenses of approximately $13 million and $16 million, respectively, during the three and six months ended June 30, 2008. The acquisition related expenses consisted primarily of consulting, marketing, travel and relocation costs associated with the conversion.

The transaction resulted in total intangible assets of $1.2 billion based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $56 million was allocated to core deposit intangibles, $9 million was allocated to customer lists and $2 million was allocated to lease intangibles. The remaining $1.1 billion of intangible assets was recorded as goodwill.

4.	Intangible Assets and Goodwill

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at June 30, 2008 of 3.4 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table. For further information on servicing rights, see Note 5.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of June 30, 2008:
Mortgage servicing rights	$1,542	(820)	(25)	697
Other consumer and commercial servicing rights	14	(10)	—	4
Core deposit intangibles	486	(320)	—	166
Other	66	(29)	—	37

Total intangible assets	$2,108	(1,179)	(25)	904

As of December 31, 2007:
Mortgage servicing rights	$1,417	(755)	(49)	613
Other consumer and commercial servicing rights	24	(19)	—	5
Core deposit intangibles	430	(302)	—	128
Other	44	(25)	—	19

Total intangible assets	$1,915	(1,101)	(49)	765

As of June 30, 2007:
Mortgage servicing rights	$1,321	(707)	(12)	602
Other consumer and commercial servicing rights	24	(19)	—	5
Core deposit intangibles	410	(286)	—	124
Other	45	(22)	—	23

Total intangible assets	$1,800	(1,034)	(12)	754

As of June 30, 2008, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended June 30, 2008 and 2007 was $44 million and $34 million, respectively. For the six months ended June 30, 2008 and 2007, amortization expense was $88 million and $66 million, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Estimated amortization expense, including servicing rights, for the years ending December 31, 2008 through 2012 is as follows:

2008 (a)	$147
2009	132
2010	113
2011	86
2012	72

(a)	Includes six months actual and six months estimated.

Changes in the net carrying amount of goodwill by reporting segment for the six months ended June 30, 2008 and 2007 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	Total
Balance as of December 31, 2007	$995	950	182	205	138	2,470
Acquisition activity	386	704	33	—	10	1,133

Balance as of June 30, 2008	$1,381	1,654	215	205	148	3,603

Balance as of December 31, 2006	$871	797	182	205	138	2,193
Acquisition activity	—	(1)	—	—	—	(1)

Balance as of June 30, 2007	$871	796	182	205	138	2,192

The Bancorp completed its annual goodwill impairment test as of September 30, 2007 and determined that no impairment existed. Additionally, as a result of declines in the Bancorp’s stock price and market capitalization, the Bancorp completed an interim goodwill impairment test as of June 30, 2008 and determined that no impairment exists. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During 2008, purchase accounting adjustments were made relating to the initial goodwill recorded from prior acquisitions. During the second quarter of 2008, the Bancorp acquired First Charter which resulted in the recognition of $1.1 billion of goodwill and $56 million of core deposit intangibles.

5.	Sales of Receivables and Servicing Rights

The Bancorp sold fixed and adjustable rate residential mortgage loans during the first and second quarters of 2008 and 2007. In those sales, the Bancorp obtained servicing responsibilities. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates. For the three months ended June 30, 2008 and 2007, the Bancorp recognized pre-tax gains of $79 million and $25 million, respectively, on origination fees and the sales of residential mortgage loans. Additionally, the Bancorp recognized $42 million and $36 million, respectively, in servicing fees on residential mortgages for the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, the Bancorp recognized pre-tax gains of $171 million and $51 million, respectively, on the sales of residential mortgage loans. Additionally, the Bancorp recognized $83 million and $69 million in servicing fees on residential mortgages for the six months ended June 30, 2008 and 2007. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Initial carrying values of servicing rights recognized during the six months ended June 30, 2008 and 2007 were $124 million and $111 million, respectively.

During the first quarter of 2008, the Bancorp securitized and sold $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Bancorp recognized pre-tax gains of $15 million on the sale of automobile loans offset by $26 million in losses on related hedges. In each of those sales, the Bancorp obtained servicing responsibility, but no servicing asset or liability was recorded as the market based servicing fee was considered adequate compensation. The initial carrying amounts of the interests that continue to be held by the Bancorp were estimated at the date of the sales using discounted projected cash flows. As of June 30, 2008, the Bancorp held subordinated tranche security interests totaling $65 million and residual interests totaling $173 million.

During the first and second quarters of 2008 and 2007, the Bancorp sold student loans and certain commercial loans and obtained servicing responsibilities. In addition, the Bancorp transferred certain commercial loans to an unconsolidated QSPE that is wholly owned by an independent third party. See Note 8 for further information. At June 30, 2008 and 2007, the value of the servicing asset and subordinated interests related to these sales were immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2008 and 2007, the key economic assumptions used in measuring the initial carrying values of the interests that continue to be held by the Bancorp were as follows:

		June 30, 2008				June 30, 2007
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	7.0	10.6%	9.1%	N/A	6.9	9.5%	9.4%	N/A
Servicing assets	Adjustable	4.2	21.9	11.5	N/A	3.2	28.0	12.6	N/A
Automobile loans:
Residual interest	Fixed	2.2	24.1%	8.1%	1.5%	N/A	N/A	N/A	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial. At June 30, 2008 and 2007, the Bancorp serviced $38.7 billion and $31.5 billion, respectively, of residential mortgage loans for other investors.

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At June 30, 2008, the sensitivity of a decline in the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

($ in millions)	Rate	Fair Value	Weighted Average Life (in years)	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
				Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$678	6.7	10.2%	$27	52	9.6%	$26	50	—%	$—	—
Servicing assets	Adjustable	43	2.9	29.0	3	5	12.4	1	2	—	—	—
Automobile loans:
Residual interest	Fixed	$166	2.2	24.1%	$4	8	8.1%	$3	5	1.5%	$3	6

These sensitivities are hypothetical and should be used with caution as changes in fair value based on a 10% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which might magnify or counteract the sensitivities.

Changes in the servicing asset related to residential mortgage loans for the six months ended June 30 were:

($ in millions)	2008	2007
Carrying amount as of the beginning of period	$662	546
Servicing obligations that result from transfer of residential mortgage loans	124	111
Amortization	(64)	(43)

Carrying amount before valuation allowance	$722	614

Valuation allowance for servicing assets:
Beginning balance	$(49)	(27)
Servicing valuation recovery	24	15

Ending balance	(25)	(12)

Carrying amount as of the end of the period	$697	602

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the six months ended June 30:

($ in millions)	2008	2007
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2007 and 2006)	$565	483
Fair value at end of period	678	584
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2007 and 2006)	50	45
Fair value at end of period	43	48

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities (primarily principal-only strips). The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The Bancorp recognized a net loss of $31 million and $11 million for the six months ended June 30, 2008 and 2007, respectively, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 7 for information on the types and amount of free-standing derivatives used to economically hedge the MSR portfolio. As of June 30, 2008 and 2007, the available-for-sale securities portfolio included $840 million and $315 million, respectively, of securities related to the non-qualifying hedging strategy.

6. Loans Acquired in a Transfer

In 2008 and 2007, the Bancorp acquired certain loans, primarily related to the Crown and First Charter acquisitions, for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loans were evaluated either individually or segregated into pools based on common risk characteristics and accounted for under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans within its scope to be recorded at fair value and prohibits carrying over valuation allowances when applying purchase accounting. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of SOP 03-3. Prepayment assumptions were applied to contractually required payments at acquisition of each loan. During the second quarter of 2008, the Bancorp recorded $5 million in the allowance for loan and lease losses on loans accounted for under SOP 03-3.

As of June 30, 2008 and 2007, the outstanding balance of all contractually required payments and carrying amount of those loans accounted for under SOP 03-3 were as follows:

($ in millions)	2008	2007
Commercial	$151	—
Consumer	119	—

Outstanding balance	$270	—

Carrying amount	$123	—

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

($ in millions)	Accretable Yield
Balance as of December 31, 2007	$6
Additions	5
Accretion	(5)
Reclassifications from (to) nonaccretable yield	6

Balance as of June 30, 2008	$12

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Loans acquired during 2008 and 2007, for which it was probable at acquisition that all contractually required payments would not be collected, are summarized as follows:

($ in millions)	2008	2007
Contractually required payments receivable at acquisition:
Commercial	$63	99
Consumer	34	136

Total	$97	235

Cash flows expected to be collected at acquisition	$44	113
Fair value of acquired loans at acquisition	39	105

7. Derivative Financial Instruments

The Bancorp maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, the Bancorp holds derivative instruments for the benefit of its commercial customers. The Bancorp does not enter into derivative instruments for speculative purposes.

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

The Bancorp holds certain derivative instruments that qualify for hedge accounting treatment under SFAS No. 133 and are designated as fair value hedges or cash flow hedges. Derivative instruments that do not qualify for hedge accounting treatment under SFAS No. 133, or for which hedge accounting is not established, are held as free-standing derivatives and provide the Bancorp an economic hedge. All customer accommodation derivatives are held as free-standing derivatives.

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three and six months ended June 30, 2008 and 2007, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

hedging long-term debt is reported within interest expense in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2008 and 2007, the difference in the gain or loss on interest rate swaps and the offsetting gain or loss on long-term debt was insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

The following table reflects the change in fair value for interest rate contracts and the related hedged items included in the Condensed Consolidated Statements of Income:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Interest rate contracts:
Change in fair value on interest rate swaps	$(214)	(65)	$(8)	(55)
Change in fair value on long-term debt	216	64	10	53

The Bancorp previously entered into forward contracts that met the criteria for fair value hedge accounting to hedge its residential mortgage loans held for sale. Upon adoption of SFAS No. 159 on January 1, 2008 and the Bancorp’s election to carry residential mortgage loans held for sale at fair value, all new forward contracts held to hedge its residential mortgage loans held for sale were held as free-standing derivative instruments. For the three and six months ended June 30, 2007, the ineffectiveness of the hedging relationships related to residential mortgage loans held for sale was insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

The following table reflects the market value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

	June 30, 2008		December 31, 2007		June 30, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate swaps related to debt	$3,705	$78	3,000	67	—	—
Forward contracts related to mortgage loans held for sale	—	—	183	1	989	13

Total included in other assets		$78		68		13

Interest rate contracts included in other liabilities:
Interest rate swaps related to debt	$1,725	$39	775	21	2,575	151
Forward contracts related to mortgage loans held for sale	—	—	511	4	807	2

Total included in other liabilities		$39		25		153

During 2006, the Bancorp terminated interest rate swaps designated as fair value hedges and, in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination will be amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the three months ended June 30, 2008 and 2007, $2 million and $3 million in net deferred losses, net of tax, on the terminated fair value hedges were amortized into interest expense, respectively. For the six months ended June 30, 2008 and 2007, $5 million and $6 million, respectively, in net deferred losses, net of tax, on the terminated fair value hedges were amortized into interest expense.

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2008, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income.

The effective portion of the gains or losses on derivative contracts are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. During the first quarter of 2008, the Bancorp completed the sale of automobile loans and recognized $26 million in cash flow hedge losses in other noninterest income, which were partially offset by gains of $15 million on the sale of automobile loans. Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively. As of June 30, 2008, $34 million of deferred gains on cash flow hedges are recorded in accumulated other comprehensive income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and Accumulated Other Comprehensive Income relating to cash flow derivative instruments;

	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI into net interest income		Amount of ineffectiveness recognized in other noninterest income
($ in millions)	2008	2007	2008	2007	2008	2007
For the three months ended June 30:
Interest rate contracts	$(42)	(11)	5	—	(1)	—

For the six months ended June 30:
Interest rate contracts	8	(11)	(6)	(1)	—	—

As of June 30, 2008, $5 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

The following table reflects the notional amount and market value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

	June 30, 2008		December 31, 2007		June 30, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate floors related to commercial loans	$1,500	$104	1,500	107	1,500	32
Interest rate caps related to debt	1,750	14	1,750	11	1,750	26

Total included in other assets		$118		118		58

Interest rate contracts included in other liabilities:
Interest rate swaps related to consumer loans	$—	$—	1,000	11	—	—

Total included in other liabilities		$—		11		—

Free-Standing Derivative Instruments – Risk Management

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management are summarized below:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Income Statement Caption	2008	2007	2008	2007
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$—	—	$(8)	—
Forward contracts related residential mortgage loans held for sale	Mortgage banking net revenue	7	12	11	9
Derivative instruments related to MSR portfolio	Mortgage banking net revenue	(84)	(9)	(31)	(11)
Derivative instruments related to interest rate risk	Other noninterest income	(1)	—	(1)	(1)
Foreign exchange contracts:
Foreign exchange contracts	Other noninterest income	(1)	(9)	3	(10)

The following table reflects the notional amount and market value of free-standing derivatives used for risk management included in the Condensed Consolidated Balance Sheets:

	June 30, 2008		December 31, 2007		June 30, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Derivative instruments related to MSR portfolio	$4,947	76	$3,062	70	$3,325	20
Derivative instruments related to held for sale mortgages	638	6	229	1	151	2
Derivative instruments related to interest rate risk	528	6	1	—	6	—
Foreign exchange contracts included in other assets:
Foreign exchange contracts	179	4	—	—	—	—

Total included in other assets		92		71		22

Interest rate contracts included in other liabilities:
Derivative instruments related to MSR portfolio	$1,038	10	$1,280	16	$1,972	14
Derivative instruments related to held for sale mortgages	335	2	588	9	204	1
Derivative instruments related to interest rate risk	549	8	—	—	19	—
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts	10	—	153	1	—	—

Total included in other liabilities		20		26		15

Free-Standing Derivative Instruments – Customer Accommodation

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

The Bancorp primarily offered its customers an equity-linked certificate of deposit that has a return linked to equity indices. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp entered into an offsetting derivative contract to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and derivative contract entered into by the Bancorp were recorded as free-standing derivatives and recorded at fair value with offsetting gains and losses recognized within noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized below:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Income Statement Caption	2008	2007	2008	2007
Interest rate contracts:
Interest rate lock commitments	Mortgage banking net revenue	$(4)	(4)	$2	—
Commodity contracts:
Commodity contracts for customers	Corporate banking revenue	1	—	1	1
Foreign exchange contracts:
Foreign exchange contracts for customers	Corporate banking revenue	26	14	50	27

The following table reflects the notional amount and market value of free-standing derivatives used for customer accommodation included in the Condensed Consolidated Balance Sheets:

	June 30, 2008		December 31, 2007		June 30, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate contracts for customers	$14,477	$422	12,265	391	9,902	110
Interest rate lock commitments	582	5	656	3	537	2
Commodity contracts included in other assets:
Commodity contracts for customers	222	39	167	28	101	8
Foreign exchange contracts included in other assets:
Foreign exchange contracts for customers	7,913	233	7,132	255	5,214	200
Equity contracts included in other assets:
Derivative instruments related to equity-linked CD	57	3	50	5	27	3

Total included in other assets		$702		682		323

Interest rate contracts included in other liabilities:
Interest rate contracts for customers	$15,255	$423	12,430	391	9,971	110
Interest rate lock commitments	217	2	253	1	578	3
Commodity contracts included in other liabilities:
Commodity contracts for customers	222	39	163	22	78	8
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts for customers	6,504	202	6,642	234	4,838	181
Equity contracts included in other liabilities:
Derivative instruments related to equity-linked CD	57	3	50	5	26	3

Total included in other liabilities		$669		653		305

8. Commitments, Contingent Liabilities and Guarantees

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. A summary of significant commitments at June 30:

($ in millions)	2008	2007
Commitments to extend credit	$51,396	45,624
Letters of credit (including standby letters of credit)	9,042	8,158
Forward contracts to sell mortgage loans	973	2,085
Noncancelable lease obligations	845	784
Purchase obligations	91	48
Capital expenditures	85	92

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2008 and 2007, the Bancorp had a reserve for probable credit losses on unfunded commitments totaling $115 million and $77 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At June 30, 2008, approximately $3.0 billion of standby letters of credit expire within one year, $5.7 billion expire between one to five years and $0.5 billion expire thereafter. At June 30, 2008, letters of credit of approximately $86 million were issued to commercial customers for a duration of one year or less to facilitate trade payments in domestic and foreign currency transactions. At June 30, 2008, the reserve related to these standby letters of credit was $1 million. Approximately 70% and 69% of the total standby letters of credit were secured as of June 30, 2008 and 2007, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

The Bancorp, through its electronic payment processing division, processes Visa and MasterCard merchant card transactions. Pursuant to Visa and MasterCard rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the six months ended June 30, 2008 and 2007, the Bancorp processed approximately $71 million and $67 million, respectively, of chargebacks presented by issuing banks, resulting in no material losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve related to such chargebacks at June 30, 2008 and 2007.

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 9 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Through June 30, 2008 and 2007, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of such loans at June 30, 2008 and 2007 was approximately $2.9 billion and $3.3 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers and ineligible loans transferred by the Bancorp to the QSPE. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. In addition, the Bancorp’s agreement to provide liquidity support to the QSPE was $3.5 billion and $4.0 billion as of June 30, 2008 and June 30, 2007, respectively. At June 30, 2008 and 2007, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $20 million and $13 million, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets.

During the third quarter of 2007, the Bancorp began purchasing asset-backed commercial paper from the QSPE due to widening credit spreads in the commercial paper market. As of June 30, 2008, the amount of commercial paper held by the Bancorp was $614 million, representing 20% of the total commercial paper issued by the QSPE.

At June 30, 2008 and 2007, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.4 billion and $1.6 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $14 million and $19 million relating to these residential mortgage loans sold at June 30, 2008 and 2007, respectively, recorded in other

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Securities, Inc (“FTS”), a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of June 30, 2008 was $24 million compared to $51 million as of June 30, 2007. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

As of June 30, 2008 and 2007, the Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion and $817 million, respectively. Refer to Note 10 for more information regarding long-term debt issued by the Bancorp.

The Bancorp, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) on March 19, 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize the fair value of the indemnification obligation in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, the Bancorp recorded an indemnification liability under FIN 45 of $3 million. Additionally, during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements. These amounts were accrued under SFAS No. 5, “Accounting for Contingencies.” In connection with the IPO, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of June 30, 2008, the Bancorp has recorded its proportional share of $124 million of the Visa escrow account net against the current Visa litigation reserve of $144 million.

9. Legal and Regulatory Proceedings

As previously disclosed, during May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio against the IRS seeking a refund of taxes paid as a result of the audit of the 1997 tax year. This suit involves a determination of the correct tax treatment of certain leveraged leases entered into by the Bancorp. The outcome of this litigation will likely impact a number of leveraged leases entered into during 1997 through 2004. After a jury trial, the jury rendered a verdict in the form of answers to interrogatories, some of which favored Fifth Third and some of which favored the IRS. No judgment has been entered by the court in the case and the parties dispute the judgment that should be entered in light of the jury’s responses to the interrogatories. Both the IRS and the Bancorp will be filing briefs, after which the court will enter a judgment. The nature and timing of the court’s decision is uncertain. During the second quarter of 2008, decisions in two other cases involving the tax treatment of leveraged leases were issued where the courts ruled in favor of the IRS. To date, the decisions issued have been dependent on the specific facts in each case. The Bancorp continues to believe that the facts and circumstances related to its leveraged leases are different from these other cases, that its tax treatment was proper under the tax law as it existed at the time the tax benefits were reported, and that the facts in its case support its position. The Bancorp is required under applicable accounting standards to assess the likeliness of a favorable outcome of this litigation. In light of recent decisions and uncertainty related to its own case, the Bancorp has concluded that previously recognized benefits from the transactions at issue in the litigation and certain other leveraged leases described above must be remeasured as required by FIN 48 and has recorded an increase to tax expense of approximately $140 million, or $0.26 per share, both pre-tax and after-tax, required for interest related to previous tax years pursuant to FIN 48 and a charge of approximately $130 million pre-tax, or $0.16 per share after-tax, to reflect a projected change in the timing of tax benefits pursuant to FSP No. FAS 13-2. The Bancorp believes these charges address the downside risk it has related to leveraged leases should there be a negative outcome in its case. The Bancorp intends to continue pursuing a favorable disposition of this matter.

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to an indemnification obligation of Visa as discussed in Note 8. Accordingly, in the third and fourth quarters of 2007, the Bancorp recorded a contingent liability included in the $172 million litigation reserve. In connection with Visa’s IPO, the Bancorp reversed $152 million of these reserves in the first quarter of 2008.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases were consolidated by the Judicial Panel on Multidistrict Litigation and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and have been consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (“TJX”) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of the alleged intrusion. Another was filed by financial institutions and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. The U.S. District Court (“Court”) has granted the Bancorp’s motion to dismiss certain of the claims, but additional claims remain pending. On November 29, 2007, the U.S. District Court, District of Massachusetts ("District Court") issued an order denying Plaintiffs’ Motion for Class Certification in the consolidated cases brought by financial institutions (the “Financial Institution Track”). On December 18, 2007, the District Court entered its final order in the Financial Institution Track litigation that i) denied Plaintiffs’ Motion for Leave to Amend their Complaint, without prejudice; ii) dismissed the case for lack of subject matter jurisdiction; and iii) transferred the case from the United States District Court to the Massachusetts Superior Court in and for the County of Middlesex ("Massachusetts State Court"). On December 18, 2007, TJX Companies, Inc. filed a Notice of Appeal to the United States Court of Appeals for the First Circuit ("First Circuit") as to that portion of the Court's December 18 order transferring the case to Massachusetts State Court and an emergency motion to stay the Massachusetts State Court proceedings pending the appeal. On December 19, 2007, the First Circuit granted the request for stay until further order of the Court. On December 20, 2007, the Bancorp likewise filed a Notice of Appeal to the First Circuit solely as to that portion of the District Court’s December 18 Order transferring the case to the Massachusetts State Court. On December 21, 2007, Plaintiffs also filed a Notice of Appeal in the First Circuit as to the entirety of the District Court's December 18 Order and also as to all other prior "adverse rulings" including, without limitation, the District Court’s denial of class certification and dismissal of various claims. Both TJX and the Bancorp amended their Notices of Appeal to likewise appeal all adverse rulings by the District Court. Separately, on January 16, 2008, the two remaining financial institution plaintiff banks who had not reached a settlement with TJX filed a new lawsuit against the Bancorp and TJX in Massachusetts State Court asserting similar allegations to those set forth in the Financial Institution Track litigation. After TJX and the Bancorp removed the case to the District Court, it was remanded to Massachusetts State Court and a motion to stay those proceedings is now pending. In regards to the consumer track litigation, on January 9, 2008, the District Court issued an Order of Preliminary Approval of a proposed class action settlement funded solely by TJX. A Final Fairness Hearing was held July 15, 2008, at which time the Court approved the proposed settlement with certain changes that are subject to objection by the parties.

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

In February 2008, a shareholder of the Bancorp filed a derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against the members of the Bancorp's Board of Directors and, nominally, the Bancorp, alleging breach of fiduciary duty and waste of corporate assets, among other charges, in relation to the approval of the Bancorp's acquisition of First Charter. The suit sought an injunction to halt proceeding with the acquisition of First Charter, an independent valuation of First Charter as to its worth, unspecified compensatory damages in favor of the Bancorp from the Directors as well as costs and attorneys fees to the plaintiff. In July 2008, this lawsuit was dismissed with prejudice by the court pursuant to a joint motion to dismiss by the Bancorp and the Board of Directors.

In June and July of 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Ohio against the Bancorp and its Chief Executive Officer, among other parties, alleging violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the Securities and Exchange Commission regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who purchased the Bancorp’s securities, interest, attorney and expert fees and other costs and litigation expenses. Also, in July 2008, a shareholder of the Bancorp filed a putative derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against the members of the Bancorp’s Board of Directors and, nominally, the Bancorp, alleging breach of fiduciary duty in connection with the Bancorp’s alleged violations of federal and state securities laws, among other charges, in relation to its previous statements regarding its quality and sufficiency of capital, credit losses and related matters. The suit seeks unspecified compensatory damages in favor of the Bancorp from the Board of Directors, punitive damages, and interest, as well as costs, disbursements and attorney and other expert fees to the plaintiff. The impact of the final disposition of these lawsuits cannot be assessed at this time.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

10. Long-term Debt

In March 2008, the Bancorp issued $1.0 billion of subordinated notes to third party investors. The subordinated notes bear a fixed rate of interest of 8.25% per annum. The notes are unsecured, subordinated obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on March 1, 2038. The notes will not be subject to redemption at the Bancorp's option at any time prior to maturity.

In April 2008, the Bancorp issued $750 million of senior notes to third party investors. The senior notes bear a fixed rate of interest of 6.25% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on May 1, 2013. The notes will not be subject to redemption at the Bancorp's option at any time prior to maturity.

In May 2008, Fifth Third Capital Trust VII (“Trust VII”), a wholly-owned non-consolidated subsidiary of the Bancorp, issued $400 million of Tier 1-qualifying trust preferred securities to third party investors and invested these proceeds in junior subordinated notes (“JSN VII”) issued by the Bancorp. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations of the Trust VII. No other subsidiaries of the Bancorp are guarantors of the JSN VII. The JSN VII will mature on May 15, 2068. The JSN VII held by the Trust VII bear a fixed rate of interest of 8.875% until May 15, 2058. After May 15, 2058, the JSN VII bear interest at a variable rate of three-month LIBOR plus 5.00%. The Bancorp has subsequently entered into hedges related to these notes. The JSN VII may be redeemed at the option of the Bancorp on or after May 15, 2013, or in certain other limited circumstances, at a redemption price of 100% of the principal amount plus accrued but unpaid interest. All redemptions are subject to certain conditions and generally require approval by the Federal Reserve Board.

11. Income Taxes

The Bancorp accounts for its uncertain tax positions in accordance with FIN 48. At June 30, 2008 and December 31, 2007, the Bancorp had unrecognized tax benefits of $961 million and $469 million, respectively. Those balances included $83 million and $100 million of tax positions that, if recognized, would impact the effective tax rate and $1 million and $6 million in tax positions that would impact goodwill. The remaining $877 million and $363 million is related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductions. A significant portion of these tax positions relate to the leveraged lease litigation discussed in Note 9.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions could significantly increase or decrease during the next 12 months. An estimate of the range of the reasonably possible changes to the unrecognized tax benefits cannot be made at this time.

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At June 30, 2008 and December 31, 2007, the Bancorp had accrued interest liabilities of $210 million and $67 million, net of the related tax benefits. A significant portion of the interest accrued as well as the increase during the year relates to the leveraged lease charge discussed in Note 9. No liabilities were recorded for penalties. In July 2008, the Bancorp made an additional deposit of $600 million with the IRS bringing the total deposit with the IRS to approximately $1 billion to mitigate the risk associated with the disputed leases. These deposits enable the Bancorp to stop the accrual of interest, to the extent of the deposits, if the Bancorp is not ultimately successful.

The Bancorp has filed suit in the United States District Court for the Southern District of Ohio in a dispute with the IRS concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The IRS has also proposed adjustments for subsequent tax years. The proposed adjustments relate to the Bancorp’s portfolio of leveraged leases, with both domestic and foreign municipalities. The status of the current litigation is further described in Note 9.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

12. Retirement and Benefit Plans

Net periodic pension cost is recorded as a component of employee benefits expense in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance. Based on the current year actuarial assumptions, the Bancorp did not make any cash contributions to its pension plans during the six months ended June 30, 2008, and does not expect to contribute to the plans during the remainder of 2008.

The following table summarizes the components of net periodic pension cost:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2008	2007	2008	2007
Service cost	$—	—	$—	—
Interest cost	3	3	7	7
Expected return on assets	(5)	(5)	(10)	(10)
Amortization of actuarial loss	2	2	4	4
Amortization of net prior service cost	—	—	—	—
Settlement	—	—	—	—

Net periodic pension cost	$—	—	$1	1

13. Stock-Based Compensation

Stock-based compensation awards are eligible for issuance under the 2008 Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan provides for incentive and non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units, and performance share and restricted stock awards. All of the Bancorp's stock-based awards are to be settled with stock with the exception of a portion of the performance shares that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. Stock options, issued at fair market value based on the closing price of the Bancorp's common stock on the date of grant, have up to ten-year terms and vest and become fully exercisable ratably over a three or four year period of continued employment. SARs, issued at fair market value based on the closing price of the Bancorp's common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted stock options or SARs, re-price previously granted stock options or SARs, or grant reload stock options. Restricted stock grants vest either fully after four years or ratably after three, four and five years of continued employment and include dividend and voting rights. Performance share and performance restricted stock awards have three-year cliff vesting terms with performance or market conditions as defined by the plan.

For stock options, approximately 1.1 million options were issued in conjunction with acquisitions, 1,000 were granted, 156,000 were exercised, and 2.7 million were forfeited or expired during the six months ended June 30, 2008. Approximately 5,000 options were granted, 2.7 million were exercised, and 209,000 were forfeited or expired during the six months ended June 30, 2007. For SARs, approximately 6.8 million were granted and 1.5 million were forfeited or expired during the six months ended June 30, 2008. No SARs were exercised during the six months ended June 30, 2008. Approximately 6.6 million SARs were granted, 41,000 were exercised, and 550,000 were forfeited or expired during the six months ended June 30, 2007. For restricted stock awards, approximately 3.1 million awards were granted, 396,000 awards vested and were released, and 350,000 awards were forfeited during the six months ended June 30, 2008. Approximately 1.5 million awards were granted, 33,000 awards vested and were released, and 145,000 awards were forfeited during the six months ended June 30, 2007.

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each option grant. For the six months ended June 30, 2008 and 2007, the weighted-average assumptions were as follows:

	2008	2007
Expected option life (in years)	6	6
Expected volatility	30%	22%
Expected dividend yield	8.69%	4.44%
Risk-free interest rate	3.25%	4.56%

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

Stock-based compensation expense was $14 million and $19 million for the three months ended June 30, 2008 and 2007, respectively, and $27 million and $36 million for the six months ended June 30, 2008 and 2007, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

14. Accumulated Other Comprehensive Income

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

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2008
Losses on available-for-sale securities	$(42)	10	(32)
Reclassification adjustment for net gains recognized in net income	(17)	11	(6)

Unrealized losses on available-for-sale securities	(59)	21	(38)	$(94)	(38)	(132)

Gains on cash flow hedge derivatives	8	(3)	5
Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	6	(2)	4

Unrealized gains on cash flow hedge derivatives	14	(5)	9	25	9	34

Defined benefit plans:
Net prior service cost	—	—	—
Net loss	4	(1)	3

Total pension and other postretirement obligations	4	(1)	3	(57)	3	(54)

Total other comprehensive income	$(41)	15	(26)

Total accumulated other comprehensive income				$(126)	(26)	(152)

2007
Losses on available-for-sale securities	$(171)	60	(111)
Unrealized losses on available-for-sale securities				$(119)	(111)	(230)

Losses on cash flow hedge derivatives	(11)	4	(7)
Reclassification adjustment for net losses on cash flow hedge derivatives recognized in net income	1	—	1

Unrealized losses on cash flow hedge derivatives	(10)	4	(6)	(1)	(6)	(7)

Defined benefit plans:
Net prior service cost	—	—	—
Net loss	4	(1)	3

Total pension and other postretirement obligations	4	(1)	3	(59)	3	(56)

Total other comprehensive income	$(177)	63	(114)

Total accumulated other comprehensive income				$(179)	(114)	(293)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

15. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2008			2007
For the three months ended June 30: (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income (loss)	$(202)			$376

Net income (loss) available to common shareholders (a)	$(202)	540	$(0.37)	$375	540	$0.69
Earnings per diluted share:
Net income (loss) available to common shareholders	$(202)	540	$(0.37)	$375	540	$0.69
Effect of dilutive securities:
Stock based awards		—	—		3	—
Convertible preferred stock (b)	—	—	—	—	—	—

Net income (loss) available to common shareholders plus assumed conversions	$(202)	540	$(0.37)	$375	543	$0.69

(a)	Dividends on preferred stock are $.185 million for the three months ended June 30, 2008 and 2007.
(b)	The additive effect to income from dividends on convertible preferred stock is $.145 million for the three months ended June 30, 2008 and 2007, and the average share dilutive effect from convertible preferred stock is .308 million shares for the three months ended June 30, 2007.

	2008			2007
For the six months ended June 30: (in millions except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$84			$735

Net income available to common shareholders (a)	$84	534	$0.16	$734	546	$1.35
Earnings per diluted share:
Net income available to common shareholders	$84	534	$0.16	$734	546	$1.35
Effect of dilutive securities:
Stock based awards		2	—		3	(0.01)
Convertible preferred stock (b)	—	7	—	—	—	—

Net income available to common shareholders plus assumed conversions	$84	543	$0.16	$734	549	$1.34

(a)	Dividends on preferred stock are $.370 million for the six months ended June 30, 2008 and 2007.
(b)	The additive effect to income from dividends on convertible preferred stock is $.290 million for the six months ended June 30, 2008 and 2007, and the average share dilutive effect from convertible preferred stock is 7 million shares and .308 million shares for the six months ended June 30, 2008 and 2007, respectively.

Due to the net loss for the three months ended June 30, 2008, the diluted earnings per share calculation excludes all common stock equivalents, including 44.7 million options and stock appreciation rights and 5.8 million shares of unvested restricted stock, as their inclusion would have been anti-dilutive to earnings per share. Options to purchase 33.4 million shares outstanding during the three months ended June 30, 2007 were not included in the computation of net income per diluted share as the effect would have been anti-dilutive. The outstanding shares consist of options and stock appreciation rights that have not yet been exercised, and unvested restricted stock. Options and stock appreciation rights are excluded from the computation of net income per diluted shares because the exercise price of the shares is greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Restricted shares are excluded from the calculation until vested.

Options to purchase 43.8 million and 32.7 million shares outstanding during the six months ended June 30, 2008 and June 30, 2007, respectively, were not included in the computation of net income per diluted share as the effect would have been anti-dilutive.

16. Fair Value Measurements

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

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bancorp has the ability to access at the measurement date.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Bancorp’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Bancorp’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

Effective January 1, 2008, the Bancorp adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Upon election of the fair value option in accordance with SFAS No. 159, subsequent changes in fair value are recorded as an adjustment to earnings.

The following table summarizes assets and liabilities measured at fair value on a recurring basis, including financial instruments in which the Bancorp has elected the fair value option in accordance with SFAS No. 159.

	Fair Value Measurements Using
As of June 30, 2008 ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Fair Value
Assets:
Available-for-sale securities (a)	$507	11,297	173	(e)	$11,977
Trading securities	1	240	—		241
Loans held for sale (b)	—	761	—		761
Other assets (c)	6	976	8		990

Total assets	$514	13,274	181		$13,969

Liabilities:
Other liabilities (d)	$32	712	15		$759

Total liabilities	$32	712	15		$759

(a)	Excludes FHLB and FRB stock totaling $533 million and $208 million, respectively, which are carried at par.
(b)	Includes residential mortgage loans held for sale.
(c)	Includes derivatives with a positive fair value.
(d)	Includes derivatives with a negative fair value, short positions and certain deferred compensation liabilities.
(e)	See Note 5 for a sensitivity analysis on significant Level 3 assets.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available- for-sale and Trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, and asset-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include residual interests in securitizations of automobile and home equity loans.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. The majority of the Bancorp's derivative positions are valued utilizing models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. Interest rate lock commitments on residential mortgage loans are an example of derivatives designated as Level 3.

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2008 ($ in millions)	Available-for- Sale Securities	Derivatives, Net (a)	Total Fair Value
Balance, March 31, 2008	$176	4	$180
Total gains or losses (realized/unrealized):
Included in earnings	2	(11)	(9)
Included in other comprehensive income	3	—	3
Purchases, sales, issuances and settlements, net	(8)	—	(8)
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2008	$173	(7)	$166

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (b)	$2	(5)	$(3)

(a)	Net derivatives include derivative assets of $8 million and derivative liabilities of $15 million at June 30, 2008.
(b)	Includes interest income and expense.

The total gains and losses included in earnings for the three months ended June 30, 2008 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) included $6 million of losses recorded in other noninterest income, $4 million of losses recorded in mortgage banking net revenue, $1 million of losses recorded in securities gains/losses, and $2 million of gains recorded in interest income in the Condensed Consolidated Statements of Income.

The total gains and losses included in earnings for the three months ended June 30, 2008 attributable to changes in unrealized gains and losses related to assets still held at June 30, 2008 included $7 million of losses recorded in other noninterest income, $1 million of losses recorded in securities gains/losses, $3 million of gains recorded in mortgage banking net revenue, and $2 million of gains recorded in interest income in the Condensed Consolidated Statements of Income.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended June 30, 2008 ($ in millions)	Available-for- Sale Securities	Derivatives, Net (a)	Total Fair Value
Balance, January 1, 2008	$10	(4)	$6
Total gains or losses (realized/unrealized):
Included in earnings	2	(11)	(9)
Included in other comprehensive income	2	—	2
Purchases, sales, issuances and settlements, net	159	8	167
Transfers in and/or out of Level 3	—	—	—

Balance, June 30, 2008	$173	(7)	$166

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (b)	$2	—	$2

(a)	Net derivatives include derivative assets of $8 million and derivative liabilities of $15 million at June 30, 2008.
(b)	Includes interest income and expense.

The total gains and losses included in earnings for the six months ended June 30, 2008 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) included $7 million of losses recorded in other noninterest income, $5 million of losses recorded in corporate banking revenue, $2 million of losses recorded in securities gains/losses, $3 million of gains recorded in interest income, and $2 million of gains recorded in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The total gains and losses included in earnings for the six months ended June 30, 2008 attributable to changes in unrealized gains and losses related to assets still held at June 30, 2008 included $8 million of gains recorded in mortgage banking net revenue, $3 million of gains recorded in interest income, $7 million of losses recorded in other noninterest income, and $2 million of losses recorded in securities gains/losses in the Condensed Consolidated Statements of Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

	Carrying Value at June 30, 2008				Total Gains (Losses)
($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Commercial loans	$—	—	213	$213	$(86)	$(137)
Commercial mortgage loans	—	—	133	133	(36)	(67)
Commercial construction loans	—	—	256	256	(60)	(121)

Total	$—	—	602	$602	$(182)	$(325)

During the second quarter of 2008, certain loans included in the Bancorp’s loan portfolio were deemed impaired in accordance with SFAS No. 114. The fair value of the impaired portfolio loans was calculated based on the fair value of the underlying collateral. Therefore, these loans are classified within Level 3 of the valuation hierarchy.

During the first quarter of 2008, the Bancorp recognized temporary impairment in certain classes of the MSR portfolio in which the carrying value of the MSRs was written down to the fair value as of March 31, 2008. In the second quarter of 2008, the Bancorp recognized a recovery of the impairment, and the fair value of the MSRs exceeded the carrying value as of June 30, 2008.

Fair Value Option

The Bancorp elected on January 1, 2008 to measure residential mortgage loans held for sale at fair value in accordance with SFAS No. 159. The election was prospective, at the instrument level, for residential mortgage loans that have a designation as held for sale on the day the specific loan closes. Existing loans held for sale as of December 31, 2007 were not included in the fair value option election and were valued at the lower of cost or market. Electing to measure residential mortgage loans held for sale at fair value reduces certain timing differences, better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets and eliminates the complex hedge accounting requirements that were followed prior to the adoption of SFAS No. 159.

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

Fair value changes included in earnings for instruments for which the fair value option was elected included a loss of $13 million and a gain of $9 million, respectively, for the three and six months ended June 30, 2008 and are reported as mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income. Gains and losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans measured at fair value are immaterial to the Bancorp’s Condensed Consolidated Financial Statements due to the short time period between the origination and sale of the loans, and the lack of delinquent loans at June 30, 2008. The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value as of June 30, 2008.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$761	751	$10
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

17. Business Segments

Results of operations and selected financial information by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended June 30, 2008:
Net interest income (a)	$350	400	104	—	47	(157)	—		744
Provision for loan and lease losses	156	75	104	3	5	376	—		719

Net interest income after provision for loan and lease losses (a)	194	325	—	(3)	42	(533)	—		25
Noninterest income:
Electronic payment processing revenue	(1)	49	—	206	—	—	(19	) (b)	235
Service charges on deposits	46	111	—	—	2	—	—		159
Corporate banking revenue	101	3	—	—	4	3	—		111
Investment advisory revenue	1	24	—	—	93	(2)	(24	) (c)	92
Mortgage banking net revenue	—	7	78	—	—	1	—		86
Other noninterest income	11	18	7	10	2	1	—		49
Securities losses, net	—	—	—	—	—	(10)	—		(10)

Total noninterest income	158	212	85	216	101	(7)	(43)		722
Noninterest expense:
Salaries, wages and incentives	63	99	27	17	33	92	—		331
Employee benefits	11	27	7	3	7	5	—		60
Net occupancy expense	4	39	2	1	2	25	—		73
Payment processing expense	—	2	—	65	—	—	—		67
Technology and communications	(1)	3	—	10	1	36	—		49
Equipment expense	1	10	—	—	—	20	—		31
Other noninterest expense	138	128	51	45	56	(128)	(43)		247

Total noninterest expense	216	308	87	141	99	50	(43)		858
Income (loss) before income taxes (a)	136	229	(2)	72	44	(590)	—		(111)
Applicable income taxes (a)	22	81	(1)	25	16	(52)	—		91

Net income (loss)	$114	148	(1)	47	28	(538)	—		(202)
Average assets	$47,352	44,890	22,172	1,007	5,623	(8,946)	—		112,098

Three months ended June 30, 2007:
Net interest income (a)	$325	362	99	(1)	38	(78)	—		745
Provision for loan and lease losses	31	38	27	3	2	20	—		121

Net interest income after provision for loan and lease losses (a)	294	324	72	(4)	36	(98)	—		624
Noninterest income:
Electronic payment processing revenue	(2)	45	—	172	—	1	(11	) (b)	205
Service charges on deposits	38	104	—	—	2	(2)	—		142
Corporate banking revenue	80	3	—	1	2	2	—		88
Investment advisory revenue	1	25	—	—	99	(3)	(25	) (c)	97
Mortgage banking net revenue	—	1	39	—	—	1	—		41
Other noninterest income	15	17	18	9	1	36	—		96

Total noninterest income	132	195	57	182	104	35	(36)		669
Noninterest expense:
Salaries, wages and incentives	52	93	12	16	35	101	—		309
Employee benefits	10	25	6	3	6	18	—		68
Net occupancy expense	4	34	2	1	2	25	—		68
Payment processing expense	—	2	—	57	—	—	—		59
Technology and communications	1	4	1	8	1	26	—		41
Equipment expense	1	10	—	1	—	19	—		31
Other noninterest expense	126	110	43	31	59	(144)	(36)		189

Total noninterest expense	194	278	64	117	103	45	(36)		765
Income (loss) before income taxes (a)	232	241	65	61	37	(108)	—		528
Applicable income taxes (a)	56	85	23	22	13	(47)	—		152

Net income (loss)	$176	156	42	39	24	(61)	—		376
Average assets	$37,836	45,042	23,437	1,388	5,945	(12,881)	—		100,767

(a)	Includes fully taxable-equivalent adjustments of $6 million for the three months ended June 30, 2008 and 2007.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Six months ended June 30, 2008:
Net interest income (a)	$708	784	220	1	91	(234)	—		1,570
Provision for loan and lease losses	281	139	180	7	10	646	—		1,263

Net interest income after provision for loan and lease losses (a)	427	645	40	(6)	81	(880)	—		307
Noninterest income:
Electronic payment processing revenue	(2)	92	—	392	1	(2)	(34	) (b)	447
Service charges on deposits	90	213	—	—	4	—	—		307
Corporate banking revenue	203	7	—	—	9	(1)	—		218
Investment advisory revenue	3	46	—	—	188	(6)	(46	) (c)	185
Mortgage banking net revenue	—	11	170	—	1	—	—		182
Other noninterest income	24	34	24	23	—	123	—		228
Securities gains, net	—	—	3	—	—	17	—		20

Total noninterest income	318	403	197	415	203	131	(80)		1,587
Noninterest expense:
Salaries, wages and incentives	126	198	58	33	66	198	—		679
Employee benefits	26	56	15	7	15	26	—		145
Net occupancy expense	9	77	4	2	5	48	—		145
Payment processing expense	—	3	—	129	—	1	—		133
Technology and communications	(1)	7	1	19	1	69	—		96
Equipment expense	1	20	—	1	—	39	—		61
Other noninterest expense	277	243	99	86	107	(415)	(80)		317

Total noninterest expense	438	604	177	277	194	(34)	(80)		1,576
Income (loss) before income taxes (a)	307	444	60	132	90	(715)	—		318
Applicable income taxes (a)	58	157	21	47	32	(81)	—		234

Net income (loss)	$249	287	39	85	58	(634)	—		84
Average assets	$45,977	45,297	23,453	998	5,862	(9,893)	—		111,694

Six months ended June 30, 2007:
Net interest income (a)	$646	707	201	(1)	74	(140)	—		1,487
Provision for loan and lease losses	48	60	54	5	5	33	—		205

Net interest income after provision for loan and lease losses (a)	598	647	147	(6)	69	(173)	—		1,282
Noninterest income:
Electronic payment processing revenue	(4)	85	—	330	—	—	(21	) (b)	390
Service charges on deposits	75	191	—	(1)	3	—	—		268
Corporate banking revenue	156	6	—	1	5	3	—		171
Investment advisory revenue	1	47	—	—	195	(3)	(47	) (c)	193
Mortgage banking net revenue	—	3	75	—	1	2	—		81
Other noninterest income	34	36	34	19	2	49	—		174

Total noninterest income	262	368	109	349	206	51	(68)		1,277
Noninterest expense:
Salaries, wages and incentives	107	184	25	30	69	186	—		601
Employee benefits	25	52	14	7	15	42	—		155
Net occupancy expense	7	67	4	2	5	48	—		133
Payment processing expense	—	3	—	108	—	—	—		111
Technology and communications	2	7	1	15	1	55	—		81
Equipment expense	1	18	—	2	1	38	—		60
Other noninterest expense	248	215	84	65	111	(279)	(68)		376

Total noninterest expense	390	546	128	229	202	90	(68)		1,517
Income (loss) before income taxes (a)	470	469	128	114	73	(212)	—		1,042
Applicable income taxes (a)	121	165	45	40	26	(90)	—		307

Net income (loss)	$349	304	83	74	47	(122)	—		735
Average assets	$37,342	44,859	23,217	1,188	5,914	(12,536)	—		99,984

(a)	Includes fully taxable-equivalent adjustments of $11 million and $12 million for the six months ended June 30, 2008 and 2007, respectively.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 9 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The following has been added to the Registrant’s list of risk factors affecting its business since the filing of its Form 10-K for the year ended December 31, 2007:

If Fifth Third’s plan to sell certain non-core businesses is not successful, or not as successful as it expects, it may not be able to generate the gains on sale and related increase in shareholders’ equity that it anticipates from the sale of those certain businesses. Moreover, if Fifth Third sells certain non-core businesses, the loss of income from these businesses that are sold could have an adverse effect on its earnings and future growth.

Fifth Third owns several non-strategic businesses that are not significantly synergistic with its core financial services businesses. Fifth Third has announced plans to supplement its common equity capital by an estimated additional $1 billion or more through the sale of certain of these businesses. Although it expects these transactions to be completed over the course of the next several quarters, there can be no assurance that it will be able to do so within that time frame. Moreover, there can be no assurance that Fifth Third will be successful in selling these businesses at all. If it cannot complete these contemplated transactions at all, or cannot do so within the expected time frame, it will have an adverse impact on Fifth Third’s ability to generate the common equity capital it anticipates. If Fifth Third is successful in completing the sale of certain non-core businesses, it will suffer the loss of income from the sold businesses, and such loss of income could have an adverse effect on its future earnings and growth.

There have been no material changes made during the second quarter of 2008 to any of the other risk factors as previously disclosed in the Registrant’s 2007 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases of equity securities by the Bancorp during the second of 2008.

Defaults Upon Senior Securities (Item 3)

None.

Submission of Matters to a Vote of Security Holders (Item 4)

None.

Other Information (Item 5)

None.

Exhibits (Item 6)

1.1	Underwriting Agreement dated June 18, 2008 between Fifth Third Bancorp and Goldman, Sachs & Co., as Representative of the several Underwriters named in the Underwriting Agreement. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2008.

3.1	Second Amended Articles of Incorporation, as amended.

3.2	Code of Regulations, as amended. Incorporated by reference to Registrant’s Registration Statement on Form S-3 (No. 333-141560), as amended by Post-Effective Amendment No. 1 filed with the Securities and Exchange Commission on April 28, 2008.

4.1	Deposit Agreement dated June 25, 2008, between Fifth Third Bancorp, Wilmington Trust Company, as depositary and conversion agent and American Stock Transfer and Trust Company, as transfer agent, and the holders from time to time of the Receipts described therein. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

4.2	Form of Certificate Representing the 8.50 % Non-Cumulative Perpetual Convertible Preferred Stock, Series G, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

4.3	Form of Depositary Receipt for the 8.50 % Non-Cumulative Perpetual Convertible Preferred Stock, Series G, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 7, 2008	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and Chief Financial Officer