Form 10-Q
period 2008-09-30
FIFTH THIRD BANCORP
filed 2008-11-07
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes  ☐    No  ☒

There were 577,486,544 shares of the Registrant’s Common Stock, without par value, outstanding as of September 30, 2008.

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) changes and trends in capital markets; (8) competitive pressures among depository institutions increase significantly; (9) effects of critical accounting policies and judgments; (10) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies; (11) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (12) ability to maintain favorable ratings from rating agencies; (13) fluctuation of Fifth Third’s stock price; (14) ability to attract and retain key personnel; (15) ability to receive dividends from its subsidiaries; (16) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (17) effects of accounting or financial results of one or more acquired entities; (18) difficulties in combining the operations of acquired entities; (19) inability to generate the gains on sale and related increase in shareholders’ equity that it anticipates from the sale of certain non-core businesses, (20) loss of income from the sale of certain non-core businesses could have an adverse effect on Fifth Third’s earnings and future growth (21) ability to secure confidential information through the use of computer systems and telecommunications networks; (22) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity; and (23) the Treasury providing satisfactory definitive documentation for its purchase of senior preferred shares and agreement on final terms and conditions. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”). Copies of this filing are available at no cost on the SEC’s website at www.sec.gov or on Fifth Third’s website at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s (“Bancorp” or “Fifth Third”) financial condition, results of operations and cash flows during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: Selected Financial Data

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions, except per share data)	2008	2007		2008	2007
Income Statement Data
Net interest income (a)	$1,068	760	41	$2,638	2,247	17
Noninterest income	717	681	5	2,304	1,958	18
Total revenue (a)	1,785	1,441	24	4,942	4,205	18
Provision for loan and lease losses	941	139	578	2,203	344	541
Noninterest expense	967	853	13	2,543	2,370	7
Net income (loss)	(56)	325	NM	29	1,059	(97)
Net income (loss) available to common shareholders	(81)	325	NM	3	1,059	(100)

Common Share Data
Earnings (loss) per share, basic	$(.14)	.61	NM	$.01	1.96	(99)
Earnings (loss) per share, diluted	(.14)	.61	NM	.01	1.95	(99)
Cash dividends per common share	.15	.42	(64)	.74	1.26	(41)
Book value per share	16.65	17.43	(4)
Dividend payout ratio	(155.7)%	68.7	NM	NM	64.1	NM

Financial Ratios
Return on assets	(.19)%	1.26	NM	.03%	1.41	(98)
Return on average common equity	(3.3)	13.8	NM	—	14.7	(100)
Average equity as a percent of average assets	9.45	9.13	4	8.83%	9.56	(8)
Tangible equity	6.19	7.00	(12)
Tangible common equity	5.23	6.99	(25)
Net interest margin (a)	4.24	3.34	27	3.57	3.38	6
Efficiency (a)	54.2	59.2	(8)	51.4	56.4	(9)

Credit Quality
Net losses charged off	$463	115	303	$1,082	288	276
Net losses charged off as a percent of average loans and leases	2.17%	.60	262	1.74%	.51	241
Allowance for loan and lease losses as a percent of loans and leases	2.41	1.08	123
Allowance for credit losses as a percent of loans and leases (b)	2.56	1.19	115
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	3.30	.92	255

Average Balances
Loans and leases, including held for sale	$85,772	78,243	10	$85,302	77,059	11
Total securities and other short-term investments	14,515	12,169	19	13,494	11,875	14
Total assets	114,784	102,131	12	112,732	100,707	12
Transaction deposits (c)	52,399	50,922	3	53,204	50,657	5
Core deposits (d)	63,179	61,212	3	63,599	61,357	4
Wholesale funding (e)	37,036	28,001	32	35,145	25,875	36
Shareholders’ equity	10,843	9,324	16	9,953	9,628	3

Regulatory Capital Ratios
Tier 1 capital	8.57%	8.46	1
Total risk-based capital	12.30	10.87	13
Tier 1 leverage	8.77	9.23	(5)

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended September 30, 2008 and 2007 are $5 million and $6 million, respectively, and for the nine months ended September 30, 2008 and 2007 are $17 million and $18 million, respectively.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(c)	Includes demand, interest checking, savings, money market and foreign office deposits.
(d)	Includes transaction deposits plus other time deposits.
(e)	Includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.
NM:	Not meaningful

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2008, the Bancorp had $116.3 billion in assets, operated 18 affiliates with 1,298 full-service Banking Centers including 93 Bank Mart® locations open seven days a week inside select grocery stores and 2,329 Jeanie® ATMs in the Midwestern and Southeastern regions of the United States. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Fifth Third Processing Solutions (“FTPS”) and Investment Advisors.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2008, net interest income, on a fully taxable equivalent (“FTE”) basis, and noninterest income provided 60% and 40% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Earnings Summary

During the third quarter of 2008, the Bancorp continued to be affected by the economic slowdown and market disruptions. The Bancorp’s net loss was $81 million, or $.14 per diluted share, which included $25 million in preferred stock dividends. Net income was $325 million, or $.61 per diluted share, for the same period last year. Results for both periods reflect a number of significant items.

Items affecting the third quarter of 2008 include:

•	$226 million of net interest income due to the accretion of purchase accounting adjustments related to the second quarter acquisition of First Charter Corporation (“First Charter”);

•

$76 million of noninterest income, offset by $36 million in related litigation expense, from the resolution of a court case related to goodwill created in the 1998 acquisition of CitFed (the “CitFed litigation”);

•

$51 million reduction to noninterest income due to other than temporary impairment charges on Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	$27 million reduction to noninterest income to lower the cash surrender value of one of the Bancorp’s Bank Owned Life Insurance (“BOLI”) policies; and

•	$45 million of noninterest expense related to Visa’s pending litigation settlement with Discover.

For comparison purposes, items affecting the third quarter of 2007 include:

•	$16 million of noninterest income from the sale of non-strategic credit card accounts;

•	$15 million of other noninterest income from the sale of FDIC deposit insurance credits; and

•	$78 million of other noninterest expense relating to the Visa settlement with American Express.

Excluding the items above, net income decreased $596 million from the third quarter of 2007, due to an increase of $802 million in the provision for loan and lease losses over the same time period. Overall, trends in net interest income and noninterest income remain positive as net interest income and noninterest income both increased 11% compared to the same quarter in the prior year.

Net interest income (FTE) increased to $1.1 billion, from $760 million in the same period last year. This growth directly reflects the benefit from the accretion of purchase accounting adjustments related to the second quarter acquisition of First Charter totaling $226 million, and was also driven by average earning asset growth of 11%. Net interest margin was 4.24% in the third quarter of 2008, an increase of 90 basis points (“bp”) from the third quarter of 2007.

Noninterest income increased five percent, from $681 million to $717 million, over the same quarter last year. The increase in noninterest income was impacted by growth in mortgage banking revenues of 74% and in service charges on deposits of 13% since the third quarter of 2007. The aforementioned gain of $76 million from the resolution of litigation relating to goodwill offset the FNMA and FHLMC other than temporary impairment charges and reduction to the cash surrender value of one of the Bancorp’s BOLI policies.

Noninterest expense increased $114 million, or 13%, compared to the third quarter of 2007. Noninterest expense in the third quarter of 2008 included the $45 million related to Visa’s pending settlement with Discover mentioned above, and $36 million related to the resolution of the CitFed litigation. Noninterest expense in the third quarter of 2007 included the $78 million related to Visa’s settlement with American Express. The growth in noninterest expense can also be attributed to increases in loan and lease processing costs from higher collection activities costs over the past year along with increased volume-related processing expenses.

The Bancorp maintains a conservative approach to both lending and investing activities as it does not originate subprime loans, does not hold credit default swaps, nor does it hold asset-backed securities backed by subprime loans in its securities portfolio. However, the Bancorp has exposure to the housing markets, which continued to weaken during the third quarter of 2008, particularly in the upper Midwest and Florida. Consequently, the provision for loan and lease losses increased to $941 million for the three months ended September 30, 2008 compared to $139 million during the third quarter of 2007. In addition, net charge-offs as a percent of average loans and leases were 2.17% in the third quarter of 2008 compared to .60% in the third quarter of 2007. At September 30, 2008, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned increased to 3.30% from .92% at September 30, 2007. Refer to the Credit Risk Management section in Management’s Discussion and Analysis for more information on credit quality.

In response to the current economic operating environment and uncertain future trends, the Bancorp continues to strengthen its capital position. During the second quarter of 2008, management raised its capital target to an eight to nine percent Tier 1 capital ratio. The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (“FRB”). As of September 30, 2008, the Tier 1 capital ratio was 8.57%, the Tier 1 leverage ratio was 8.77% and the total risk-based capital ratio was 12.30%. On October 28, 2008, the Bancorp received approval for participation in the U.S. Treasury Capital Purchase Program. As a result, the Bancorp expects to receive approximately $3.45 billion and issue senior preferred stock and warrants under the terms of the program. The Bancorp currently has senior debt ratings of “A1” from Moody’s, “A+” from Standard & Poor’s, “A” from Fitch Ratings and “AAL” from DBRS Ltd., which indicate the Bancorp’s strong capacity to meet financial commitments. * Additional information on credit ratings is as follows:

•	Moody’s A1 rating is considered upper-medium-grade obligations and is the third highest ranking within its overall classification system;

•	Standard & Poor’s A+ rating indicates the obligor’s capacity to meet its financial commitment is STRONG and is the third highest ranking within its overall classification system;

•	Fitch Ratings’ A rating is considered high credit quality and is the third highest ranking within its overall classification system; and

•	DBRS Ltd.’s AAL rating is considered superior credit quality and is the second highest ranking within its overall classification system.

*	As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2008 and 2007 and the expected impact of significant accounting standards issued but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp has five critical accounting policies, which include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights and fair value measurements.

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. When individual loans are impaired, allowances are allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to commercial loans, which are not impaired and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

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

The Bancorp’s current methodology for determining the allowance for loan and lease losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans.

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

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

commercial loans would increase by approximately $125 million at September 30, 2008. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $71 million at September 30, 2008. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The change in the fair value of mortgage servicing rights (“MSRs”) at September 30, 2008 due to immediate 10% and 20% adverse changes in the current prepayment assumption would be approximately $30 million and $58 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumption would be approximately $33 million and $69 million, respectively. The change in the fair value of the MSR portfolio at September 30, 2008 due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $26 million and $50 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $28 million and $58 million, respectively. The sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

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

The Bancorp measures financial assets and liabilities at fair value in accordance with SFAS No. 157. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: available-for-sale securities, residential mortgage loans held for sale and certain derivatives. The following is a summary of valuation techniques utilized by the Bancorp for its significant financial assets and liabilities measured at fair value on a recurring basis.

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

Other significant areas include purchase price allocations and the analysis of potential impairment of goodwill. No material changes have been made during the nine months ended September 30, 2008 to the valuation techniques or models described previously.

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

Net interest income (FTE) was $1.1 billion for the third quarter of 2008, compared to $760 million earned in the third quarter of 2007 and $744 million in the second quarter of 2008. Net interest income was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased interest income by $226 million during the third quarter of 2008, compared to a decrease of less than $1 million for the third quarter of 2007 and an increase of $39 million during the second quarter of 2008. Additionally, the sequential comparison is affected by the recalculation of cash flows on certain leveraged leases that reduced interest income on commercial leases during the second quarter of 2008 by approximately $130 million. Exclusive of the items above, net interest income increased $83 million compared to the third quarter of 2007 and $8 million compared to the second quarter of 2008. This increase from the third quarter of 2007 resulted from a 10% increase in average loan and lease balances combined with a 33 bp increase in net interest spread. Sequentially, net interest income was modestly higher as increases in earning assets offset higher short-term borrowing costs.

Reported net interest margin was 4.24% in the third quarter of 2008, compared to 3.34% in the third quarter of 2007 and 3.04% in the second quarter of 2008. Net interest margin was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest margin approximately 90 bp in the third quarter of 2008 and 16 bp in the second quarter of 2008. Second quarter 2008 net interest margin was also affected by the recalculation of cash flows on certain leveraged leases, which decreased net interest margin approximately 53 bp. Exclusive of the adjustments above, net interest margin was flat on a year-over-year basis as widening credit spreads were offset by a greater concentration in lower yielding commercial loans. Sequentially, net interest margin modestly decreased as increased loan spreads were offset by higher nonaccrual balances and increased market rates on short-term funding.

Total average interest-earning assets increased 11% from the third quarter of 2007 and increased two percent on a sequential basis. On a year-over-year basis, average total commercial loans increased 20% and the investment portfolio increased 19%, while consumer loans decreased three percent. Commercial mortgage and commercial construction loans increased primarily as a result of acquisitions during the past year. Commercial and industrial loans increased due to the origination for portfolio of investment grade loans that historically were sold to the Bancorp’s off balance sheet commercial paper conduit, coupled with the use of contingent liquidity facilities related to certain off-balance sheet programs that were drawn upon in the third quarter of 2008. Sequentially, increases in loans and leases due to the full quarter effect of the First Charter acquisition, particularly in commercial mortgage, commercial construction and home equity balances, were offset by overall decreases in loan production. Increases in the investment portfolio relate to the Bancorp’s overall balance sheet growth and the purchase of securities as part of the Bancorp’s non-qualifying hedging strategy related to mortgage servicing rights.

Interest income (FTE) from loans and leases increased $3 million compared to the third quarter of 2007 and increased $329 million compared to the second quarter of 2008. Exclusive of the amortization and accretion of premiums and discounts on acquired loans and the leveraged lease adjustment during the second quarter of 2008, interest income (FTE) from loans and leases decreased $216 million, or 16%, compared to the prior year quarter and increased $16 million, or one percent, compared to the sequential quarter. The year-over-year decrease in interest income is a result of the repricing of variable rate loans in a declining rate environment, partially offset by the increase in average loan and lease balances. The sequential increase in interest income is a result of an increase in loans and leases due to the full quarter effect of the First Charter acquisition. At the end of the third quarter of 2008, the Bancorp’s prime rate was 5.00% compared to 7.75% at the end of the third quarter of 2007.

Interest income (FTE) from investment securities and short-term investments increased ten percent compared to the third quarter of 2007 and eight percent compared to the second quarter of 2008. The increase in interest income from investment securities was a result of increases in the average investment portfolio offset by a decrease in the weighted-average yield.

Core deposits increased $2.0 billion, or three percent, compared to the third quarter of last year and decreased modestly compared to the sequential quarter. The cost of interest-bearing core deposits was 1.64% in the third quarter of 2008, which was a decrease of 172 bp from 3.36% in the third quarter of 2007 and a 4 bp increase from the 1.60% paid in the second quarter of 2008. The year over year decrease is a result of the decrease in short-term market interest rates as, over the past year, the federal funds target rate decreased 275 bp to a target of 2.00% at September 30, 2008 compared to 4.75% at September 30, 2007. The sequential increase in core deposit interest expense is a result of the highly competitive deposit rate environment created by the disruption in the credit markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	September 30, 2008			September 30, 2007			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$28,284	$389	5.46%	$22,345	$420	7.45%	$95	$(126)	$(31)
Commercial mortgage	13,257	290	8.71	11,117	205	7.31	43	42	85
Commercial construction	6,110	107	6.97	5,499	105	7.55	11	(9)	2
Commercial leases	3,642	35	3.85	3,700	39	4.23	(1)	(3)	(4)

Subtotal – commercial	51,293	821	6.37	42,661	769	7.15	148	(96)	52
Residential mortgage loans	10,711	190	7.05	10,396	160	6.12	5	25	30
Home equity	12,534	181	5.76	11,752	226	7.63	14	(59)	(45)
Automobile loans	8,303	132	6.32	10,865	174	6.34	(41)	(1)	(42)
Credit card	1,720	43	9.93	1,366	34	10.03	9	—	9
Other consumer loans/leases	1,211	15	4.93	1,203	16	5.29	—	(1)	(1)

Subtotal – consumer	34,479	561	6.47	35,582	610	6.80	(13)	(36)	(49)

Total loans and leases	85,772	1,382	6.41	78,243	1,379	6.99	135	(132)	3
Securities:
Taxable	13,310	161	4.81	11,180	141	5.00	25	(5)	20
Exempt from income taxes (b)	315	5	7.38	490	9	7.17	(4)	—	(4)
Other short-term investments	890	5	2.21	499	6	4.93	3	(4)	(1)

Total interest-earning assets	100,287	1,553	6.16	90,412	1,535	6.73	159	(141)	18
Cash and due from banks	2,468			2,189
Other assets	13,683			10,330
Allowance for loan and lease losses	(1,654)			(800)

Total assets	$114,784			$102,131

Liabilities
Interest-bearing liabilities:
Interest checking	$13,843	$27	0.78%	$14,334	$77	2.14%	$(3)	$(47)	$(50)
Savings	16,154	53	1.29	15,390	122	3.15	6	(75)	(69)
Money market	6,051	25	1.67	6,247	69	4.35	(3)	(41)	(44)
Foreign office deposits	2,126	7	1.37	1,808	20	4.33	3	(16)	(13)
Other time deposits	10,780	90	3.31	10,290	119	4.61	6	(35)	(29)
Certificates – $100,000 and over	11,623	87	2.97	6,062	78	5.11	51	(42)	9
Other foreign office deposits	395	2	1.83	1,981	26	5.12	(13)	(11)	(24)
Federal funds purchased	1,013	5	1.78	4,322	56	5.15	(28)	(23)	(51)
Other short-term borrowings	9,613	59	2.46	3,285	37	4.50	45	(23)	22
Long-term debt	14,392	130	3.63	12,351	171	5.47	24	(65)	(41)

Total interest-bearing liabilities	85,990	485	2.25	76,070	775	4.04	88	(378)	(290)
Demand deposits	14,225			13,143
Other liabilities	3,721			3,594

Total liabilities	103,936			92,807
Shareholders’ equity	10,848			9,324

Total liabilities and shareholders’ equity	$114,784			$102,131

Net interest income		$1,068			$760		$71	$237	$308
Net interest margin			4.24%			3.34%
Net interest rate spread			3.91			2.69
Interest-bearing liabilities to interest-earning assets			85.74			84.14

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $5 million and $6 million for the three months ended September 30, 2008 and 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the nine months ended	September 30, 2008			September 30, 2007			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$27,821	$1,143	5.49%	$21,619	$1,207	7.47%	$301	$(365)	$(64)
Commercial mortgage	12,635	664	7.02	10,906	596	7.31	92	(24)	68
Commercial construction	5,797	262	6.04	5,701	327	7.67	5	(70)	(65)
Commercial leases	3,704	(16)	(.57)	3,680	118	4.29	1	(135)	(134)

Subtotal – commercial	49,957	2,053	5.49	41,906	2,248	7.17	399	(594)	(195)
Residential mortgage loans	11,216	539	6.42	10,255	471	6.13	46	22	68
Home equity	12,132	539	5.94	11,902	682	7.66	14	(157)	(143)
Automobile loans	9,092	431	6.33	10,551	494	6.26	(69)	6	(63)
Credit card	1,694	120	9.46	1,213	98	10.82	35	(13)	22
Other consumer loans/leases	1,211	46	5.14	1,232	48	5.29	(1)	(1)	(2)

Subtotal – consumer	35,345	1,675	6.33	35,153	1,793	6.82	25	(143)	(118)

Total loans and leases	85,302	3,728	5.84	77,059	4,041	7.01	424	(737)	(313)
Securities:
Taxable	12,477	459	4.92	11,054	414	5.01	53	(8)	45
Exempt from income taxes (b)	360	20	7.34	511	28	7.32	(8)	—	(8)
Other short-term investments	657	12	2.47	310	12	5.17	9	(9)	—

Total interest-earning assets	98,796	4,219	5.70	88,934	4,495	6.76	478	(754)	(276)
Cash and due from banks	2,354			2,224
Other assets	12,847			10,333
Allowance for loan and lease losses	(1,265)			(784)

Total assets	$112,732			$100,707

Liabilities
Interest-bearing liabilities:
Interest checking	$14,357	$108	1.00%	$14,964	$248	2.22%	$(9)	$(131)	$(140)
Savings	16,270	173	1.42	14,573	350	3.21	38	(215)	(177)
Money market	6,511	101	2.08	6,289	208	4.42	7	(114)	(107)
Foreign office deposits	2,246	30	1.79	1,598	52	4.35	16	(38)	(22)
Other time deposits	10,395	289	3.72	10,700	369	4.61	(10)	(70)	(80)
Certificates – $100,000 and over	8,545	218	3.40	6,416	247	5.14	68	(97)	(29)
Other foreign office deposits	2,394	48	2.69	1,032	40	5.19	34	(26)	8
Federal funds purchased	3,297	66	2.67	3,462	135	5.24	(6)	(63)	(69)
Other short-term borrowings	6,735	127	2.51	2,689	89	4.41	89	(51)	38
Long-term debt	14,174	421	3.97	12,276	510	5.55	71	(160)	(89)

Total interest-bearing liabilities	84,924	1,581	2.49	73,999	2,248	4.06	298	(965)	(667)
Demand deposits	13,820			13,233
Other liabilities	4,033			3,847

Total liabilities	102,777			91,079
Shareholders’ equity	9,955			9,628

Total liabilities and shareholders’ equity	$112,732			$100,707

Net interest income		$2,638			$2,247		$180	$211	$391
Net interest margin			3.57%			3.38%
Net interest rate spread			3.21			2.70
Interest-bearing liabilities to interest-earning assets			85.96			83.21

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $17 million and $18 million for the nine months ended September 30, 2008 and 2007.

Interest expense on wholesale funding decreased 23% compared to the prior year quarter as declining interest rates more than offset a 32% increase in average balances. Interest expense on wholesale funding increased $10 million, or 4%, since the second quarter of 2008 primarily due to increased balances.

Overall, the growth in average loans and leases since the third quarter of 2007 outpaced core deposit growth by $5.6 billion. In the third quarter of 2008, wholesale funding represented 43% of interest-bearing liabilities, up from 37% in the third quarter of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in wholesale funding as a percentage of interest-bearing liabilities was the result of the issuance of $2.2 billion of trust preferred securities during 2007, $750 million of senior notes in April 2008 and $400 million of trust preferred securities in May 2008, partially offset by the repurchase of $690 million of mandatorily redeemable securities, which occurred in the fourth quarter of 2007. The Bancorp’s net free funding position modestly increased from the third quarter of 2007 and the second quarter of 2008 as a result of increased demand deposits.

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

The provision for loan and lease losses increased to $941 million in the third quarter of 2008 compared to $139 million in the same period last year. The primary factors in the increase were the increase in commercial impaired loans, increase in delinquencies, the deterioration in real estate collateral values in certain of the Bancorp’s key lending markets and declines in general economic conditions. As of September 30, 2008, the allowance for loan and lease losses as a percent of loans and leases increased to 2.41% from 1.08% at September 30, 2007.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended September 30, 2008, noninterest income increased by $36 million, or five percent, on a year-over-year basis. The components of noninterest income for these periods are as follows:

TABLE 4: Noninterest Income

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2008	2007		2008	2007
Electronic payment processing revenue	$235	212	11	$682	$602	13
Service charges on deposits	172	151	13	478	419	14
Corporate banking revenue	104	91	15	323	261	23
Investment advisory revenue	90	95	(5)	275	288	(5)
Mortgage banking net revenue	45	26	74	228	107	113
Other noninterest income	112	93	21	339	267	27
Securities (losses) gains, net	(63)	13	NM	(45)	14	NM
Securities gains, net – non-qualifying hedges on mortgage servicing rights	22	—	NM	24	—	NM

Total noninterest income	$717	681	5	$2,304	1,958	18

NM: Percentage change is not meaningful.

Electronic payment processing revenue increased $23 million, or 11%, in the third quarter of 2008 compared to the same period last year as the Bancorp continued to realize growth in each of its three main product lines. Merchant processing revenue increased nine percent, to $89 million, compared to the same period in 2007. Financial institutions revenue increased to $82 million, up $5 million or six percent, compared to the third quarter of 2007 due to higher transaction volumes as a result of continued success in attracting financial institution customers. Card issuer interchange increased 19%, to $64 million, compared to the same period in 2007 due to continued growth related to debit and credit card usage and increases in the average dollar amount per debit card transaction. The Bancorp processes over 26.7 billion transactions annually and handles electronic processing for over 160,000 merchant locations worldwide.

Service charges on deposits increased to $172 million, up $21 million, or 13%, in the third quarter of 2008 compared to the same period last year. Commercial deposit revenue increased $13 million, or 21%, compared to the same quarter last year. This increase was primarily impacted by a decrease in earnings credits on compensating balances resulting from the decline in short-term interest rates. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Retail deposit revenue increased eight percent, to $97 million, in the third quarter of 2008 compared to the same period last year. The increase in retail service charges was attributable to higher customer activity. Growth in the number of customer deposit account relationships and deposit generation continues to be a primary focus of the Bancorp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Corporate banking revenue increased $13 million, or 15%, in the third quarter of 2008 over the same period in 2007. The growth in corporate banking revenue was largely attributable to higher foreign exchange derivative income of $27 million, an increase of $12 million compared to the prior year quarter. Growth also occurred in institutional sales and asset securitization fees, which grew $2 million and $3 million, respectively, compared to the third quarter of 2007. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Investment advisory revenue decreased $5 million, or five percent, from the third quarter of 2007. The Bancorp experienced broad-based decreases in several categories within investment advisory revenue. Brokerage fee income, which includes Fifth Third Securities income, decreased 16%, or $4 million, in the third quarter of 2008 as investors continued to migrate balances from stock and bond funds to money markets funds due to market volatility. Mutual fund revenue decreased 6%, to $14 million, in the third quarter of 2008 due to the declining market. Private client services increased 2%, to $36 million, in the third quarter of 2008 as growth was seen in wealth planning services. As of September 30, 2008, the Bancorp had approximately $196 billion in assets under care and managed $30 billion in assets for individuals, corporations and not-for-profit organizations.

Mortgage banking net revenue increased to $45 million in the third quarter of 2008 from $26 million in the same period last year. The components of mortgage banking net revenue for the three and nine months ended September 30, 2008 and 2007 are shown in Table 5.

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Origination fees and gains on loan sales	$43	9	$214	61
Servicing revenue:
Servicing fees	39	37	122	105
Servicing rights amortization	(22)	(23)	(86)	(66)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(15)	3	(22)	7

Net servicing revenue	2	17	14	46

Mortgage banking net revenue	$45	26	$228	107

Mortgage banking net revenue increased compared to the same period last year due to higher sales margins on loans held for sale, higher sales volume of portfolio loans and the impact of the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, for residential mortgage loans held for sale, offset by lower net valuation adjustments. Mortgage originations decreased 31%, from $3.0 billion to $2.0 billion, in comparison to the same quarter last year as application volumes decreased as a result of market disruptions. The increase in sales margins on loans held for sale and sales volume of portfolio loans contributed $30 million and $6 million, respectively, to the increase in mortgage banking net revenue. The adoption of SFAS No. 159 on January 1, 2008 for residential mortgage loans held for sale also contributed approximately $11 million to the increase in mortgage banking net revenue. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized as expense when incurred and included in noninterest expense within the Condensed Consolidated Statements of Income.

Mortgage net servicing revenue decreased $15 million compared to the third quarter of 2007. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. Temporary impairment on servicing rights, partially offset by gains on derivatives economically hedging the mortgage servicing rights (“MSRs”), resulted in lower mortgage net servicing revenue compared to the third quarter of 2007. The Bancorp’s total residential mortgage loans serviced at September 30, 2008 and 2007 was $50.1 billion and $43.1 billion, respectively, with $39.8 billion and $33.1 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 4 of the Notes to the Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. The Bancorp recognized a gain from MSR derivatives of $8 million, offset by a temporary impairment of $23 million, resulting in a net loss of $15 million for the three months ended September 30, 2008 related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. See Note 7 of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the Notes to the Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. Additionally, the Bancorp had net securities gains on non-qualifying hedges on mortgage service rights of $22 million in the third quarter of 2008 that is included in noninterest income within the Condensed Consolidated Statements of Income, but is shown separate from mortgage banking net revenue.

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Litigation settlement	$76	—	$76	—
Cardholder fees	15	14	43	40
Consumer loan and lease fees	13	13	39	33
Operating lease income	13	8	34	22
Insurance income	7	8	28	24
Banking center income	7	7	24	20
Gain on redemption of Visa, Inc. ownership interests	—	—	273	—
Gain on sale of FDIC deposit insurance credits	—	15	—	15
Loss on sale of other real estate owned	(12)	(2)	(38)	(6)
Bank owned life insurance (loss) income	(13)	17	(136)	59
Other	6	13	(4)	60

Total other noninterest income	$112	93	$339	267

Other noninterest income increased $19 million in the third quarter of 2008 compared to the same period last year. The increase was primarily due to a $76 million gain related to the satisfactory resolution of the CitFed litigation. This increase was offset by higher losses from the sale of other real estate owned properties and a $27 million charge to lower the current cash surrender value of one of the Bancorp’s BOLI policies.

Net securities losses totaled $63 million in the third quarter of 2008 compared to $13 million of net securities gains during the same period last year. The net securities losses in the current quarter include other than temporary impairment charges of $28 million and $23 million relating to FNMA and FHLMC preferred stock, respectively, along with a $12 million impairment charge on subordinated tranches and residual interests related to previous automobile loan securitizations.

Noninterest Expense

Total noninterest expense increased $114 million, or 13%, in the third quarter of 2008 compared to the same period last year. Noninterest expense in the third quarter of 2008 includes a $45 million charge related to Visa’s pending settlement with Discover, $36 million in legal expenses related to the litigation settlement from a prior acquisition and $31 million of additional operating expenses from acquisitions since the same period in 2007. Noninterest expense in the third quarter of 2007 included $78 million related to Visa’s settlement with American Express. Excluding these items, noninterest expense increased $80 million, or 10%, due to higher personnel costs, increased volume-related processing expenses, increased provision for unfunded commitments and higher loan processing costs resulting from increased collections activities.

The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage and on expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 54.2% and 59.2% for the third quarter of 2008 and 2007, respectively. The Bancorp views investments in information technology and banking center expansion as its platform for future growth and increasing expense efficiency.

The major components of noninterest expense are as follows:

TABLE 7: Noninterest Expense

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2008	2007		2008	2007
Salaries, wages and incentives	$321	310	4	$1,000	912	10
Employee benefits	72	67	8	216	222	(2)
Net occupancy expense	77	66	16	222	199	12
Payment processing expense	70	65	8	203	176	16
Technology and communications	47	41	14	142	122	17
Equipment expense	34	30	12	95	90	5
Other noninterest expense	346	274	26	665	649	2

Total noninterest expense	$967	853	13	$2,543	2,370	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total personnel costs (salaries, wages and incentives plus employee benefits) increased 4% from September 30, 2007 due primarily to approximately $11 million in mortgage origination costs that prior to the adoption of SFAS No. 159 on January 1, 2008, were included as a component of mortgage banking net revenue. Full time equivalent employees totaled 21,522 as of September 30, 2008 compared to 20,775 as of September 30, 2007.

Net occupancy expenses increased $11 million, or 16%, in the third quarter of 2008 over the same period last year due to the addition of 117 banking centers since September 30, 2007. Growth in the number of banking centers was primarily driven by acquisitions, which added 96 banking centers since the third quarter of 2007. Payment processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Payment processing expense increased eight percent compared to the same period last year due to higher network charges of $4 million from increased processing volumes for both the merchant and financial institutions businesses.

The major components of other noninterest expense are as follows:

TABLE 8: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Professional services fees	$50	14	$78	37
Loan processing	46	29	123	84
Marketing	29	19	74	57
FDIC insurance and other taxes	17	9	47	23
Affordable housing investments	17	13	48	36
Provision for unfunded commitments and letters of credit	17	2	35	3
Intangible asset amortization	17	10	40	31
Travel	14	14	41	40
Postal and courier	14	13	41	38
Operating lease	9	5	23	15
Supplies	8	8	24	22
Recruitment and education	7	10	24	30
Visa litigation settlement (accrual)	45	78	(107)	78
Other	56	50	174	155

Total other noninterest expense	$346	274	$665	649

Total other noninterest expense increased by $72 million from the same quarter last year. The increased professional service fees compared to the same quarter last year resulted from legal expenses of $36 million stemming from the CitFed litigation. FDIC insurance and other taxes were higher due to the depletion of the Bancorp’s prior FDIC insurance premium credits in the third quarter of 2008. Loan processing expense was higher in comparison to the same quarter last year as a result of increased collection activities. In addition, the provision for unfunded commitments increased $15 million compared to the third quarter of 2007 due to higher estimates of inherent losses resulting from deterioration in credit quality.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated are as follows:

TABLE 9: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Income (loss) before income taxes	$(128)	443	$179	1,473
Applicable income taxes	(72)	118	150	414
Effective tax rate	56.6%	26.7	84.0%	28.1

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the three months ended September 30, 2008 was primarily impacted by lower projected pre-tax income for 2008. The effective tax rate for the nine months ended September 30, 2008 was primarily impacted by the charge to tax expense of approximately $140 million in the second quarter of 2008 required for interest related to the tax treatment of certain of the Bancorp’s leveraged leases for previous tax years.

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

TABLE 10: Business Segment Results

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Commercial Banking	$155	183	$404	531
Branch Banking	166	166	454	469
Consumer Lending	6	28	45	111
Processing Solutions	43	39	129	114
Investment Advisors	26	26	83	73
General Corporate and Other	(452)	(117)	(1,086)	(239)

Net income (loss)	(56)	325	29	1,059
Dividends on preferred stock	25	—	26	—

Net income (loss) available to common shareholders	$(81)	325	$3	1,059

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

TABLE 11: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income (FTE) (a)	$502	330	$1,210	976
Provision for loan and lease losses	235	22	517	71
Noninterest income:
Corporate banking revenue	98	82	301	238
Service charges on deposits	46	37	136	112
Other noninterest income	17	17	42	48
Noninterest expense:
Salaries, incentives and benefits	78	63	230	196
Other noninterest expenses	150	130	436	387

Income before taxes	200	251	506	720
Applicable income taxes (a)	45	68	102	189

Net income	$155	183	$404	531

Average Balance Sheet Data
Commercial loans	$43,829	35,580	$42,505	34,831
Demand deposits	6,328	5,843	6,066	5,903
Interest checking	4,397	4,055	4,540	4,007
Savings and money market	4,009	4,377	4,389	4,509
Certificates over $100,000 and other time	2,184	1,687	1,932	1,878
Foreign office deposits	1,842	1,531	1,935	1,332

(a)	Includes taxable-equivalent adjustments of $4 million for the three months ended September 30, 2008 and 2007 and $11 million and $10 million for the nine months ended September 30, 2008 and 2007, respectively.

Net income decreased $28 million, or 15%, compared to the third quarter of 2007 as strong growth in net interest income and corporate banking revenue was more than offset by increased provision for loan and lease losses. Net interest income increased $172 million, or 52%, compared to the same period last year. The accretion of purchase accounting adjustments, totaling $154 million, related to the second quarter acquisition of First Charter drove the increase in net interest income with the remainder attributed to the growth in loans, partially funded by an increase in deposits. Average commercial loans and leases were up 23%, to $43.9 billion, over the same quarter last year due to solid loan production across most of the Bancorp’s footprint and the result of acquisitions since the third quarter of 2007. Excluding acquisitions, commercial loans increased approximately 18% compared to the third quarter of 2007. Average core deposits increased five percent due to growth in interest checking and foreign office deposits. The segment is focusing on growing deposits through deeper penetration of its premium customer base. Net charge-offs as a percent of average loans and leases increased to 213 bp from 25 bp in the third quarter of 2007. Net charge-offs increased in comparison to the prior year quarter due to weakening economies and the continuing deterioration of credit within the Bancorp’s footprint, particularly in Michigan and Florida, involving commercial and commercial construction loans. Higher charge-offs were particularly concentrated in homebuilder and developer loans, where these loans accounted for approximately 69% of net charge-offs during the third quarter of 2008.

Noninterest income increased $25 million compared to the same quarter last year due to corporate banking revenue growth of $16 million, or 19%, and an increase in service charges on deposits of $9 million, or 25%. Corporate banking revenue increased as a result of growth in foreign exchange derivative income, which increased $11 million, to $24 million, during the third quarter of 2008. Service charges on deposits increased 25%, to $46 million, compared to the third quarter of 2007. The increase in service charges was a result of higher business service charges (net of discounts) and a reduction in the amount of offsetting earnings credits as short-term rates remain lower than the third quarter of 2007.

Noninterest expense increased $35 million, or 18%, compared to the third quarter of 2007 primarily due to sales incentives increasing 36% to $28 million compared to the third quarter of 2007. Additionally, loan expenses increased $10 million, to $17 million, during the third quarter of 2007 due to increased collection activities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,298 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 12: Branch Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income	$442	374	$1,226	1,081
Provision for loan and lease losses	87	44	226	104
Noninterest income:
Service charges on deposits	124	113	336	304
Electronic payment processing	49	44	141	129
Investment advisory income	20	23	65	69
Other noninterest income	19	23	74	69
Noninterest expense:
Salaries, incentives and benefits	129	119	383	354

Net occupancy and equipment expenses	52	43	149	128
Other noninterest expenses	129	115	383	341
Income before taxes	257	256	701	725
Applicable income taxes	91	90	247	256

Net income	$166	166	$454	469

Average Balance Sheet Data
Consumer loans	$12,738	11,872	$12,551	11,731
Commercial loans	5,850	5,133	5,559	5,149
Demand deposits	6,205	5,734	5,972	5,760
Interest checking	7,876	8,310	7,986	8,909
Savings and money market	16,239	15,167	16,270	14,316
Certificates over $100,000 and other time	13,256	13,073	12,935	13,626

Net income was flat compared to the third quarter of 2007 as increases in net interest income and service fees were offset by a higher provision for loan and lease losses and increases in salaries and net occupancy expense. Net interest income increased 18% compared to the third quarter of 2007 due to loan growth and the accretion of purchase accounting adjustments, totaling $27 million, related to the second quarter acquisition of First Charter. Average loans and leases increased nine percent compared to the third quarter of 2007 as home equity loans grew nine percent due to acquisitions since the third quarter of 2007. The segment grew credit card balances by $318 million, or 26%, resulting from an increased focus on relationships with its current customers through the cross-selling of credit cards. Average core deposits were up 4% compared to the third quarter of 2007 with growth in savings and money market accounts and CDs offset by a decrease in interest checking deposits. The growth in core deposits was driven by acquisitions since the third quarter of 2007. Net charge-offs as a percent of average loan and leases increased to 187 bp from 103 bp in the third quarter of 2007. Net charge-offs increased in comparison to the prior year quarter as the Bancorp experienced higher charge-offs involving home equity lines of and loans of $19 million reflecting borrower stress and a decrease in home prices within the Bancorp’s footprint. Charge-offs involving credit cards increased $11 million compared to the third quarter of 2007 due to higher card balances and maturing of the portfolio.

Noninterest income increased $9 million compared to the third quarter of 2007 primarily due to an increase in service charges on deposits of $11 million, or nine percent. The increase in deposit fees, including consumer overdraft fees, is attributed to higher customer activity in comparison to the prior year quarter. Noninterest expense increased $33 million, or 12%, compared to the third quarter of 2007 as net occupancy and equipment costs increased 19% as a result of additional banking centers. Since the third quarter of 2007, the Bancorp’s banking centers have increased by 117 to 1,298 as of September 30, 2008, mainly due to acquisitions, which contributed 96 banking centers. Other noninterest expense increased 12%, which can be attributed to higher loan cost associated with collections. The Bancorp continues to position itself for sustained long-term growth through new banking center additions in key markets.

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

TABLE 13: Consumer Lending

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income	$141	97	$361	298
Provision for loan and lease losses	124	40	305	93
Noninterest income:
Mortgage banking net revenue	44	24	215	99
Other noninterest income	29	22	56	55
Noninterest expense:
Salaries, incentives and benefits	31	17	104	56
Other noninterest expenses	50	43	154	132

Income before taxes	9	43	69	171
Applicable income taxes	3	15	24	60

Net income	$6	28	$45	111

Average Balance Sheet Data
Residential mortgage loans	$10,574	10,026	$10,869	9,960
Automobile loans	7,376	9,844	8,138	9,565
Home equity	1,114	1,318	1,164	1,347
Consumer leases	815	872	798	952

Net income decreased $22 million, compared to the third quarter of 2007 as the increases in net interest income and mortgage banking net revenue, net of related expenses, were more than offset by growth in provision for loan and lease losses. The accretion of purchase accounting adjustments, totaling $38 million, primarily related to the second quarter acquisition of First Charter drove the growth in net interest income compared to the third quarter of 2007. Average residential mortgage loans increased six percent compared to the prior year quarter due primarily to acquisitions, including R-G Crown Bank (“Crown”) and First Charter. Excluding acquisitions, residential mortgage loans decreased 12% from the same quarter last year. Average automobile loans decreased 25% compared to the same quarter last year due to the securitization of $2.7 billion of automobile loans in the first quarter of 2008. Net charge-offs as a percent of average loan and leases increased from 77 bp in the third quarter of 2007 to 261 bp in the third quarter of 2008. Net charge-offs, primarily in residential mortgage loans, increased in comparison to the prior year quarter due to the continuing deterioration of real estate values within the Bancorp’s footprint, particularly in Florida. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards. As of September 30, 2008, the Bancorp had restructured approximately $360 million and $170 million of residential mortgage loans and home equity loans, respectively, to mitigate losses due to declining collateral values.

Mortgage originations decreased to $2.0 billion in the third quarter of 2008 from $3.0 billion in the third quarter of 2007 due to lower application volumes resulting from market disruptions. The increase in sales margins on loans held for sale and sales volume of portfolio loans were the primary reasons for increased mortgage banking net revenue compared to the third quarter of 2007. Also contributing to the increase in mortgage banking net revenue in the third quarter of 2008 was the $11 million impact from the adoption of SFAS No. 159, as of January 1, 2008, on residential mortgage loans held for sale. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized in earnings when incurred, which primarily drove the increase in salaries and incentives of $14 million in comparison to the same quarter last year.

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

TABLE 14: Processing Solutions

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income	$1	(3)	$3	(4)
Provision for loan and lease losses	3	3	11	8
Noninterest income:
Financial institutions processing	90	80	276	239
Merchant processing	89	83	255	224
Card issuer interchange	22	17	62	47
Other noninterest income	12	10	35	30
Noninterest expense:
Salaries, incentives and benefits	20	18	60	55
Payment processing expense	68	63	197	171
Other noninterest expenses	56	43	164	126

Income before taxes	67	60	199	176
Applicable income taxes	24	21	70	62

Net income	$43	39	$129	114

Net income increased $4 million, or 11%, compared to the third quarter of 2007 as the segment continues to increase its presence in the electronic payment processing business. The segment continues to realize year-over-year growth in transaction volumes and revenue growth, despite the slowdown in consumer spending, due to the addition and conversion of large national clients over the past year and current initiatives involving merchant pricing and sales. Financial institutions processing revenues increased $10 million, or 12%, driven by higher debit card usage volumes. Merchant processing revenue increased $6 million, or 7%, over the same quarter last year. Growth in card issuer interchange of $5 million, or 30%, can be attributed to organic growth in the Bancorp’s credit card portfolio. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Payment processing expense increased seven percent from the third quarter of 2007 due to higher network charges, increasing 10% to $48 million, resulting from increased transaction volumes. Financial institution transactions and merchant transactions processed both increased in comparison to the third quarter of 2007. Other noninterest expense increased due to higher technology and communications expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The Bancorp’s primary services include investments, trust, asset management, retirement plans and custody. Fifth Third Securities, Inc., (“FTS”) an indirect wholly-owned subsidiary of the Bancorp, offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp, provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. The table below contains selected financial data for the Investment Advisors segment.

TABLE 15: Investment Advisors

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Income Statement Data
Net interest income	$46	39	$137	113
Provision for loan and lease losses	12	5	21	10
Noninterest income:
Investment advisory income	89	96	276	291
Other noninterest income	7	6	22	17
Noninterest expense:
Salaries, incentives and benefits	38	41	120	125
Other noninterest expenses	52	55	165	173

Income before taxes	40	40	129	113
Applicable income taxes	14	14	46	40

Net income	$26	26	$83	73

Average Balance Sheet Data
Loans	$3,599	3,229	$3,548	3,168
Core deposits	4,308	4,918	4,751	4,969

Net income was flat compared to the third quarter of 2007 as higher net interest income was offset by lower investment advisory income. The segment grew loans and benefited from an overall decrease in interest rates to increase net interest income $7 million, or 18%, as spreads widened due to decreases in funding costs. Investment advisors realized average loan growth of 11% and a decrease in average core deposits of 12% compared to the third quarter of 2007. Core deposits decreased due to a 21% decline in interest checking balances.

Noninterest income decreased $6 million, or six percent, compared to the third quarter of 2007, as investment advisory income decreased eight percent, to $89 million. Mutual fund fees decreased as a result of the decline in the equity markets since the third quarter of 2007. In addition, the decrease in broker income was driven by clients moving to lower fee, cash based products from equity products due to extreme market volatility and a decline in transaction based revenues. Noninterest expense decreased $6 million compared to the prior year quarter as the segment continues to focus on expense control. As of September 30, 2008, the Bancorp had $196 billion in assets under care and $30 billion in managed assets, modestly lower than the previous year quarter.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

The results of General Corporate and Other were primarily impacted by the significant increase in the provision for loan and lease losses, which increased from $25 million in the third quarter of 2007 to $480 million in the third quarter of 2008. The results also included $45 million related to Visa’s pending litigation settlement with Discover, a net benefit of $40 million from the resolution of the CitFed litigation, the other than temporary impairment of FNMA and FHLMC preferred stock of $51 million and the charge related to a reduction in the current cash surrender value of one of the Bancorp’s BOLI policies of $27 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The following tables summarize the end of period and average total loans and leases, including loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 16: Components of Total Loans and Leases (includes held for sale)

	September 30, 2008		December 31, 2007		September 30, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$29,424	34	$26,079	31	$23,317	29
Commercial mortgage loans	13,355	16	11,967	14	11,178	14
Commercial construction loans	6,002	7	5,561	6	5,463	7
Commercial leases	3,642	4	3,737	5	3,710	5

Subtotal – commercial	52,423	61	47,344	56	43,668	55

Consumer:
Residential mortgage loans	10,292	12	11,433	14	9,945	13
Home equity	12,599	14	11,874	14	11,737	15
Automobile loans	8,306	10	11,183	13	11,043	14
Credit card	1,688	2	1,591	2	1,460	2
Other consumer loans and leases	1,190	1	1,157	1	1,162	1

Subtotal – consumer	34,075	39	37,238	44	35,347	45

Total loans and leases	$86,498	100	$84,582	100	$79,015	100

Total loans and leases increased $7.5 billion, or 10%, over the third quarter of 2007. The growth in total loans and leases was due to acquisitions since the third quarter of 2007, the use of contingent liquidity facilities related to certain off-balance sheet programs and increased loan production across the Bancorp’s footprint.

Total commercial loans and leases increased $8.8 billion, or 20%, compared to September 30, 2007. The increase was primarily due to strong growth in commercial loans of 26% compared to the third quarter of 2007 resulting from increased loan production, acquisitions since the third quarter of 2007 and an additional $1.5 billion from the use of contingent liquidity facilities related to certain off-balance sheet programs that were drawn upon in the third quarter of 2008. Included within the contingent liquidity facilities were approximately $335 million in draws on outstanding letters of credit that were supporting certain securities issued as variable rate demand notes (“VRDNs”). Draws on these outstanding letters of credit have continued in October with outstanding draws of approximately $909 million as of October 31, 2008. For further information on these arrangements, see the Off-Balance Sheet Arrangements section and Note 8 of the Notes to Condensed Consolidated Financial Statements. Commercial mortgage loans increased 19% over the third quarter of 2007, which included the impact of acquisitions since the third quarter of 2007 of $1.1 billion. The overall mix of commercial loans and leases is relatively consistent with prior periods.

Total consumer loans and leases decreased $1.3 billion, or four percent, compared to the third quarter of 2007, as a result of the decrease in automobile loans partially offset by credit card and home equity loan growth. Credit card loans increased to $1.7 billion, an increase of 16% over the third quarter of 2007, due to continued success in cross-selling credit cards to its existing retail customer base. Home equity loans increased $862 million, primarily due to acquisitions since the third quarter of 2007. Residential mortgage loans were $10.3 billion at September 30, 2008, an increase of four percent over the third quarter of 2007, with growth driven by approximately $1.5 billion of loans from acquisitions. Automobile loans decreased by approximately $2.7 billion, or 25%, due largely to automobile loan securitizations during the first quarter of 2008.

Average total commercial loans and leases increased $8.6 billion, or 20%, compared to the third quarter of 2007. The increase in average total commercial loans and leases was primarily driven by growth in commercial loans and commercial mortgage loans, which increased 27% and 19%, respectively, over the third quarter of 2007. Commercial construction loans increased 11% compared to the same quarter last year. The growth in commercial mortgage loans and commercial construction loans included the impact of acquisitions since the third quarter of 2007 of $1.0 billion and $588 million, respectively. Growth in overall average commercial loans and leases was realized in the majority of the Bancorp’s markets, including 15% growth in Chicago and approximately $1.5 billion of loans in North Carolina from acquisitions.

Average total consumer loans and leases decreased $1.1 billion, or three percent, compared to the third quarter of 2007 as a result of a decrease in automobile loans of 24% largely due to the aforementioned automobile securitizations that occurred in the first quarter. The decline was partially offset by growth in credit card balances of $354 million, or 26%, and home equity loans of $783 million, or seven percent. Acquisitions since the third quarter of 2007 impacted the change in residential mortgage loans and home equity loans by $1.7 billion and $627 million, respectively. The Bancorp experienced a decrease in average consumer loans and leases in a majority of its markets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Components of Average Total Loans and Leases (includes held for sale)

	September 30, 2008		December 31, 2007		September 30, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$28,284	33	$24,526	30	$22,345	29
Commercial mortgage loans	13,257	16	11,588	14	11,117	14
Commercial construction loans	6,110	7	5,544	7	5,499	7
Commercial leases	3,643	4	3,692	4	3,700	5

Subtotal – commercial	51,294	60	45,350	55	42,661	55

Consumer:
Residential mortgage loans	10,711	12	11,181	14	10,396	13
Home equity	12,534	15	11,843	15	11,752	15
Automobile loans	8,303	10	11,158	13	10,865	14
Credit card	1,720	2	1,461	2	1,366	2
Other consumer loans and leases	1,210	1	1,179	1	1,204	1

Subtotal – consumer	34,478	40	36,822	45	35,583	45

Total average loans and leases	$85,772	100	$82,172	100	$78,244	100

Total portfolio loans and leases (excludes held for sale)	$84,695		$78,174		$76,295

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of September 30, 2008, total investment securities were $14.5 billion compared to $11.3 billion at September 30, 2007. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio on the basis of both the duration of the decline in value of the security and the severity of that decline, and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity.

At September 30, 2008, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The investment portfolio includes FHLMC preferred stock and FNMA preferred securities with a remaining carrying value of $4 million after recognizing other than temporary impairment charges of $64 million during the second and third quarters of 2008. The Bancorp did not hold asset-backed securities backed by subprime loans in its investment portfolio at September 30, 2008. Additionally, there were no material securities below investment grade as of September 30, 2008.

TABLE 18: Components of Investment Securities (amortized cost basis)

($ in millions)	September 30, 2008	December 31, 2007	September 30, 2007
Available-for-sale and other:
U.S. Treasury and Government agencies	$187	3	3
U.S. Government sponsored agencies	329	160	500
Obligations of states and political subdivisions	357	490	538
Agency mortgage-backed securities	9,773	8,738	8,290
Other bonds, notes and debentures	1,552	385	705
Other securities	1,051	1,045	971

Total available-for-sale and other securities	$13,249	10,821	11,007

Held-to-maturity:
Obligations of states and political subdivisions	$355	351	344
Other bonds, notes and debentures	5	4	2

Total held-to-maturity	$360	355	346

On an amortized cost basis, at the end of the third quarter of 2008, available-for-sale securities increased $2.2 billion since September 30, 2007. At September 30, 2008 and 2007, available-for-sale securities were 13% and 12%, respectively, of interest-earning assets. Increases in the available-for-sale securities portfolio relate to the Bancorp’s overall balance sheet growth and the purchase of securities as a part of the Bancorp’s non-qualifying hedging strategy related to mortgage servicing rights. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 6.0 years at September 30, 2008 compared to 5.7 years at September 30, 2007. At September 30, 2008, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 5.26% compared to 5.51% at September 30, 2007.

Trading securities increased from $171 million and $241 million as of December 31, 2007 and June 30, 2008, respectively, to $915 million as of September 30, 2008. The increase was driven by a residential mortgage loan securitization in the third quarter of 2008 in which the Bancorp continued to hold the underlying securities of $359 million. Additionally, as of September 30, 2008, the Bancorp

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

held $366 million of VRDNs in its trading securities portfolio. These securities were purchased from the market, through FTS, who was also the remarketing agent. The overall position in VRDNs has continued to increase and was $1.6 billion as of October 31, 2008. For more information on the Bancorp’s obligations in remarketing variable rate demand notes, see Note 8 in the Notes to Condensed Consolidated Financial Statements.

Information presented in Table 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

TABLE 19: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2008 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$41	$41	1.0	2.14%
Average life 1 – 5 years	144	145	1.8	2.12
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	2	2	11.5	2.85

Total	187	188	1.7	2.14
U.S. Government sponsored agencies:
Average life of one year or less	60	61	0.5	4.84
Average life 1 – 5 years	269	269	2.1	3.51
Average life 5 – 10 years	—	—	—	—
Average life greater than 10 years	—	—	—	—

Total	329	330	1.8	3.75
Obligations of states and political subdivisions (a):
Average life of one year or less	189	190	0.3	7.36
Average life 1 – 5 years	105	107	2.2	7.16	(b)
Average life 5 – 10 years	63	63	6.6	7.66	(b)
Average life greater than 10 years	—	—	—	—

Total	357	360	2.0	7.30
Agency mortgage-backed securities:
Average life of one year or less	2	2	0.8	4.78
Average life 1 – 5 years	1,863	1,873	3.7	4.89
Average life 5 – 10 years	7,851	7,839	7.6	5.26
Average life greater than 10 years	57	57	10.0	5.70

Total	9,773	9,771	6.9	5.19
Other bonds, notes and debentures (c):
Average life of one year or less	1,048	1,047	0.1	5.38
Average life 1 – 5 years	282	274	3.6	6.69
Average life 5 – 10 years	65	50	8.2	6.78
Average life greater than 10 years	157	114	17.1	7.53

Total	1,552	1,485	2.7	5.89
Other securities (d)	1,051	1,043

Total available-for-sale and other securities	$13,249	$13,177	6.0	5.26%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.48%, 2.40%, 2.58%, 1.26% and 2.45% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Weighted-average yield excludes $1 million and $52 million of securities with an average life of 1-5 years and 5-10 years, respectively, related to qualified zone academy bonds whose yields are realized through income tax credits. The weighted-average effective yield of these instruments is 6.77%.
(c)	Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(d)	Other securities consist of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings, certain mutual fund holdings and equity security holdings.

Interest rate spreads in mortgage products contracted during the third quarter, reversing the considerable widening that took place during the second quarter of 2008, resulting in a net unrealized loss on agency mortgage-backed securities of $2 million as of September 30, 2008. In addition, credit spreads on corporate bonds increased, resulting in an increase in unrealized losses on other bonds, notes and debentures of $67 million as of September 30, 2008. Total net unrealized losses on the available-for-sale securities portfolio was $72 million at September 30, 2008 compared to an unrealized loss of $144 million at December 31, 2007 and a $230 million unrealized loss at September 30, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by expanding its retail franchise through acquisitions and its de novo strategy and enhancing its product offerings. At September 30, 2008, core deposits represented 54% of the Bancorp’s asset funding base, compared to 59% at September 30, 2007.

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

TABLE 20: Deposits

	September 30, 2008		December 31, 2007		September 30, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$14,241	18	$14,404	19	$13,174	19
Interest checking	13,251	17	15,254	20	14,294	21
Savings	15,955	21	15,635	21	15,599	22
Money market	5,352	7	6,521	9	6,163	9
Foreign office	1,999	3	2,572	4	2,014	3

Transaction deposits	50,798	66	54,386	73	51,244	74
Other time	11,778	15	11,440	15	10,267	15

Core deposits	62,576	81	65,826	88	61,511	89
Certificates - $100,000 and over	13,173	17	6,738	9	5,973	8
Other foreign office	1,711	2	2,881	3	1,898	3

Total deposits	$77,460	100	$75,445	100	$69,382	100

Core deposits increased two percent compared to the third quarter of 2007 due to acquisitions during the past year. Exclusive of acquisitions, core deposits decreased three percent as five percent growth in demand deposits was more than offset by a five percent decrease in interest-bearing core deposits as a result of increased competitor pricing on time deposits. A majority of the increase in deposit pricing was the result of illiquidity in the marketplace that provided other financial institutions limited access to alternative funding sources. The Bancorp increased its rates at the end of the third quarter to approximate competitor rates and realized stabilization in its interest-bearing core deposit products. The Bancorp is committed to its Everyday Great Rates strategy that places each customer in the best deposit product for his/her rate and service need.

Certificates $100,000 and over at September 30, 2008 increased compared to December 31, 2007 and September 30, 2007 primarily due to actions taken by the Bancorp as a liquidity management strategy, which involved extending the average duration of wholesale borrowings to reduce exposure to high levels of market volatility.

TABLE 21: Average Deposits

	September 30, 2008		December 31, 2007		September 30, 2007
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$14,225	19	$13,345	19	$13,143	19
Interest checking	13,843	18	14,394	20	14,334	20
Savings	16,154	22	15,616	22	15,390	22
Money market	6,051	8	6,363	9	6,247	9
Foreign office	2,126	3	2,249	3	1,808	3

Transaction deposits	52,399	70	51,967	73	50,922	73
Other time	10,780	14	11,011	15	10,290	15

Core deposits	63,179	84	62,978	88	61,212	88
Certificates - $100,000 and over	11,623	15	6,613	9	6,062	9
Other foreign office	395	1	2,464	3	1,981	3

Total deposits	$75,197	100	$72,055	100	$69,255	100

On an average basis, core deposits increased three percent primarily due to acquisitions that occurred since the third quarter of 2007. Exclusive of acquisitions, average core deposits decreased two percent as increases in demand deposits due to decreased earnings credit rates was more than offset by the decrease in interest-bearing core deposit products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings

Total short-term borrowings were $11.3 billion at September 30, 2008 compared to $8.9 billion at September 30, 2007. As of both September 30, 2008 and September 30, 2007, total borrowings as a percentage of interest-bearing liabilities were 28%, as the Bancorp continues to explore additional alternatives regarding the level and cost of various other sources of funding.

TABLE 22: Borrowings

($ in millions)	September 30, 2008	December 31, 2007	September 30, 2007
Federal funds purchased	$2,521	4,427	$5,130
Other short-term borrowings	8,791	4,747	3,796
Long-term debt	12,947	12,857	12,498

Total borrowings	$24,259	22,031	$21,424

Total borrowings increased $2.8 billion, or 13%, over the third quarter of 2007, as growth in loans and declines in core deposits dictated a larger amount of funding needed from borrowings. The increase in other short-term borrowings of $5.0 billion, partially offset by a decrease in federal funds purchased of $2.6 billion, was utilized to meet these funding needs. Current economic conditions and market illiquidity were the primary drivers of this mix shift in the past year, causing a decrease in the availability of federal funds. Growth in other short-term borrowings occurred primarily through FHLB advances and Term Auction Facility funds.

Long-term debt at September 30, 2008 was consistent with December 31, 2007 as debt issuances during the first and second quarters of 2008 were offset by $2.1 billion of long-term bank notes maturing during the third quarter of 2008. In February 2008, the Bancorp issued $1.0 billion of 8.25% subordinated notes, a portion of which were subsequently hedged to floating, with a maturity date of March 1, 2038. In April 2008, the Bancorp issued $750 million of 6.25% senior notes with a maturity date of May 1, 2013. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity. Additionally, in May 2008, a deconsolidated trust issued $400 million of Tier 1-qualifying trust preferred securities and invested these proceeds in junior subordinated notes issued by the Bancorp. The notes mature on May 15, 2068 and bear a fixed rate of 8.875% until May 15, 2058. After May 15, 2058, the notes bear interest at a variable rate of three-month LIBOR plus 5.00%. The Bancorp has subsequently entered into hedges related to these notes.

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

•

Consumer Credit Risk Management—responsible for credit risk management in consumer lending, including oversight of underwriting and credit administration processes as well as analytics and reporting functions;

•

Capital Markets Risk Management—responsible for establishing and monitoring proprietary trading limits, monitoring liquidity and interest rate risk and utilizing value at risk and earnings at risk models;

•	Compliance Risk Management—responsible for oversight of compliance with all banking regulations;

•

Operational Risk Management—responsible for enterprise operational risk programs such as risk self-assessments, new products review, the key risk indicator program, and root cause analysis and corrective action plans relating to identified operational losses;

•	Bank Protection—responsible for fraud prevention and detection, and investigations and recovery;

•	Insurance Risk Management—responsible for all property, casualty and liability insurance policies including the claims administration process for the Bancorp;

•	Investment Advisors Risk Management—responsible for trust compliance, fiduciary risk, trading risk and credit risk in the Investment Advisors line of business; and

•	Risk Strategies and Reporting—responsible for quantitative analytics and Board of Directors and senior management reporting on credit, market and operational risk metrics.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centralized, while ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, within ERM, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp is in the process of completing significant validation and testing of the dual risk rating system prior to its implementation for reserve analysis purposes. The dual risk rating system is expected to be consistent with Basel II expectations and allows for more precision in the analysis of commercial credit risk. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 23 provides breakouts of the total commercial loan and lease portfolio, including held for sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s portfolio. Table 24 provides further information on the location of commercial real estate and construction industry loans and leases.

At September 30, 2008, homebuilder exposure represents the most significant weakness in the commercial portfolio. As of September 30, 2008, the Bancorp had homebuilder exposure of $4.3 billion and outstanding loans of $3.1 billion with $702 million in nonaccrual loans. As of September 30, 2008, approximately 41% of the outstanding loans to homebuilders are located in the states of Michigan and Florida and represent approximately 59% of the nonaccrual loans. As of December 31, 2007, the Bancorp had homebuilder exposure of $4.4 billion, outstanding loans of $2.9 billion with $176 million in nonaccrual loans. The increase in homebuilder balances during 2008 is primarily attributable to the acquisition of First Charter.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 23: Commercial Loan and Lease Portfolio (a)

	2008			2007
As of September 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$12,728	15,669	636	11,003	13,708	97
Manufacturing	7,602	14,502	113	5,856	12,546	25
Construction	5,656	8,575	748	5,293	8,631	133
Retail trade	3,878	7,193	113	3,982	7,170	23
Financial services and insurance	3,512	7,991	29	1,695	5,915	6
Healthcare	3,013	4,974	17	2,113	3,725	13
Business services	2,760	5,172	36	2,048	3,947	22
Transportation and warehousing	2,754	3,255	33	2,368	2,888	18
Wholesale trade	2,611	4,635	18	2,048	3,888	32
Other services	1,159	1,672	19	1,015	1,452	14
Individuals	1,153	1,505	45	1,163	1,505	15
Accommodation and food	1,137	1,582	63	919	1,357	14
Communication and information	937	1,546	10	760	1,360	1
Mining	788	1,278	18	478	858	5
Public administration	740	959	—	751	965	—
Entertainment and recreation	734	992	23	590	857	5
Agribusiness	639	814	8	622	816	—
Utilities	483	1,228	—	332	1,141	2
Other	139	318	4	632	1,572	6

Total	$52,423	83,860	1,933	43,668	74,301	431

By loan size:
Less than $200,000	3%	2	4	4	3	11
$200,000 to $1 million	12	9	15	15	11	27
$1 million to $5 million	26	22	38	29	24	41
$5 million to $10 million	14	13	21	16	15	16
$10 million to $25 million	23	24	20	22	24	5
Greater than $25 million	22	30	2	14	23	—

Total	100%	100	100	100	100	100

By state:
Ohio	25%	29	12	25	29	26
Michigan	18	17	32	21	19	34
Florida	10	8	26	10	8	9
Illinois	9	9	5	10	10	11
Indiana	7	7	7	9	8	11
Kentucky	5	5	5	6	6	4
North Carolina	3	3	2	—	—	—
Tennessee	3	2	3	3	3	2
All other states	20	20	8	16	17	3

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

TABLE 24: Outstanding Commercial Real Estate and Construction Loans by State

As of September 30 ($ in millions)	2008	2007
Michigan	$4,547	4,595
Ohio	4,369	4,088
Florida	2,853	2,591
Illinois	1,427	1,378
Indiana	1,210	1,302
North Carolina	827	14
Kentucky	815	785
Tennessee	483	476
All other states	1,853	1,067

Total	$18,384	16,296

Quantitative and Qualitative Disclosures About Market Risk (continued)

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

Certain mortgage products have contractual features that may increase the risk of loss to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high loan-to-value (“LTV”) ratios, multiple loans on the same collateral that when combined result in a high LTV (“80/20”) and interest-only loans. Table 25 shows the Bancorp’s originations of these products for the three and nine months ended September 30, 2008 and 2007. The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest.

TABLE 25: Residential Mortgage Originations

	2008		2007
($ in millions)	Amount	Percent of total	Amount	Percent of total
For the three months ended September 30:
Greater than 80% LTV with no mortgage insurance	$4	—%	$45	2%
Interest-only	98	5	438	16
80/20 loans	1	—	66	2

For the nine months ended September 30:
Greater than 80% LTV with no mortgage insurance	14	—	243	3
Interest-only	721	8	1,496	17
Greater than 80% LTV and interest-only	2	—	19	—
80/20 loans	36	—	177	2
80/20 loans and interest-only	—	—	44	1

Table 26 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of September 30, 2008 and 2007. Reset of rates on adjustable rate mortgages are not expected to have a material impact on credit cost as two-thirds of adjustable rate mortgages have an LTV less than 80%. Geographically, the Bancorp’s residential mortgage portfolio is dominated by three states with Florida, Ohio and Michigan representing 30%, 24% and 14% of the portfolio, respectively.

TABLE 26: Residential Mortgage Outstandings

	2008			2007
As of September 30 ($ in millions)	Amount	Percent of total	Delinquency Ratio	Amount	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$2,060	22%	9.72%	$1,855	21%	6.89%
Interest-only	1,686	18	2.83	1,567	18	1.44
Greater than 80% LTV and interest-only	424	5	7.51	514	6	3.68
80/20 loans	1	—	—	—	—	—

The Bancorp previously originated certain non-conforming residential mortgage loans known as “Alt-A” loans. Borrower qualifications were comparable to other conforming residential mortgage products. As of September 30, 2008, the Bancorp held $118 million of Alt-A mortgage loans in its portfolio with approximately $13 million in nonaccrual.

The Bancorp previously sold certain mortgage products in the secondary market with recourse. The outstanding balances and delinquency rates for those loans sold with recourse as of September 30, 2008 and 2007 were $1.4 billion and 4.98%, and $1.6 billion and 2.36%, respectively. The Bancorp maintained an estimated credit loss reserve of approximately $13 million and $18 million relating to these residential mortgage loans sold at September 30, 2008 and 2007, respectively.

Home Equity Portfolio

The home equity portfolio is characterized by 73% of outstanding balances within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 735 as of September 30, 2008, comparable with 734 at September 30, 2007. Further detail on location and origination LTV ratios is included in Table 27.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 27: Home Equity Outstandings

	2008			2007
As of September 30 ($ in millions)	LTV less than 80%	LTV greater than 80%	Delinquency Ratio	LTV less than 80%	LTV greater than 80%	Delinquency Ratio
Ohio	$1,922	2,011	1.45%	$1,876	2,057	1.44%
Michigan	1,415	1,279	2.31	1,411	1,305	2.02
Indiana	619	604	2.11	635	648	1.91
Illinois	763	567	1.84	614	545	1.53
Kentucky	520	566	1.65	502	599	1.47
Florida	665	293	3.34	446	246	2.19
All other states	424	951	2.81	166	687	2.83

Total	$6,328	6,271	2.05%	$5,650	6,087	1.78%

As of September 30, 2008 the home equity portfolio contains $2.4 billion, or 19%, of brokered home equity balances primarily located in the Midwest. The Bancorp stopped origination of this product in 2007.

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

Total nonperforming assets were $2.8 billion at September 30, 2008, compared to $1.1 billion at December 31, 2007 and $706 million at September 30, 2007. Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of September 30, 2008 was 3.30% compared to 1.32% as of December 31, 2007 and .92% as of September 30, 2007. The composition of nonaccrual credits continues to be concentrated in real estate as 82% of nonaccrual credits were secured by real estate as of September 30, 2008 compared to approximately 84% as of December 31, 2007 and approximately 74% as of September 30, 2007.

Commercial nonaccrual credits increased from $431 million at September 30, 2007 and $672 million at December 31, 2007 to $1.9 billion as of September 30, 2008. Sequentially, commercial nonaccrual credits increased $447 million, or 30%. The majority of the increase was driven by the real estate and construction industries in the states of Florida and Michigan. These states combined represent 57% of total commercial nonaccrual credits as of September 30, 2008. As shown in Table 23, the real estate and construction industries contributed to approximately three-fourths of the year-over-year increase in nonaccrual credits. Of the $1.4 billion of real estate and construction nonaccrual credits, $702 million is related to homebuilders or developers. During 2008, due to the deterioration in real estate prices in Michigan and Florida, the Bancorp has charged off $239 million against the loans that make up homebuilder and developer nonaccrual credits and, as of September 30, 2008, has provided an additional $142 million in reserves held against these loans. For additional information on credit reserves, see the discussion on allowance for credit losses later in this section.

Consumer nonaccrual credits increased from $138 million as of September 30, 2007 and $221 million as of December 31, 2007 to $673 million as of September 30, 2008. Sequentially, consumer nonaccrual credits increased $171 million, or 34%. The increase in consumer nonperforming assets is primarily attributable to declines in the housing markets in the Michigan and Florida markets and the restructuring of certain high risk loans. Michigan and Florida accounted for 52% of the increase in consumer nonperforming assets and, as of September 30, 2008, represented 58% of total consumer nonperforming assets. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain loans. Consumer restructured loans are recorded as nonaccrual credits until there is a sustained period of payment by the borrower, generally a minimum of six months of payments in accordance with the loans’ modified terms. Consumer restructured loans contributed approximately $427 million to nonaccrual loans as of September 30, 2008 compared to $22 million in restructured loans as of September 30, 2007.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 28: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	September 30, 2008	December 31, 2007	September 30, 2007
Nonperforming loans and leases:
Commercial loans	$550	175	175
Commercial mortgage loans	724	243	146
Commercial construction loans	636	249	105
Commercial leases	23	5	5
Residential mortgage loans	216	92	68
Home equity	27	45	45
Automobile loans	3	3	3
Other consumer loans and leases	—	1	—
Restructured loans and leases:
Residential mortgage loans	258	29	6
Home equity	142	46	16
Automobile loans	7	—	—
Credit card	20	5	—

Total nonaccrual loans and leases	2,606	893	569
Repossessed personal property	24	21	19
Other real estate owned	198	150	118

Total nonperforming assets	$2,828	1,064	706

Commercial loans	$109	44	45
Commercial mortgage loans	157	73	41
Commercial construction loans	84	67	54
Commercial leases	3	4	3
Residential mortgage loans (a)	185	186	116
Home equity	72	72	64
Automobile loans	16	13	24
Credit card	44	31	12
Other consumer loans and leases	1	1	1

Total 90 days past due loans and leases	$671	491	360

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned	3.30%	1.32	.92
Allowance for loan and lease losses as a percent of total nonperforming assets	73	88	117

(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (“GNMA”) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2008, December 31, 2007 and September 30, 2007, these advances were $32 million, $25 million and $19 million, respectively.

Analysis of Net Charge-offs

Net charge-offs as a percent of average loans and leases were 217 bp for the third quarter of 2008, compared to 89 bp for the fourth quarter of 2007 and 60 bp for the third quarter of 2007. Table 29 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan net charge-offs to average commercial loans outstanding increased to 207 bp in the third quarter of 2008 compared to 66 bp in the fourth quarter of 2007 and 33 bp in the third quarter of 2007, as homebuilders, developers and related suppliers were affected by the downturn in the real estate markets. Charge-offs for the third quarter of 2008 included $163 million, or 61%, related to homebuilders and developers.

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 233 bp in the third quarter of 2008 compared to 118 bp in the fourth quarter of 2007 and 93 bp in the third quarter of 2007. Residential mortgage charge-offs increased to $77 million in the third quarter of 2008 compared to $18 million in the fourth quarter of 2007 and $9 million in the third quarter of 2007, reflecting increased foreclosure rates in the Bancorp’s key lending markets coupled with an increase in severity of loss on mortgage loans. Florida, Michigan and Ohio continue to rank among the top states in total mortgage foreclosures. These foreclosures not only added to the volume of charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as they contributed to declining home prices. Florida affiliates continue to experience the most stress and accounted for over half of the residential mortgage charge-offs in the third quarter. While Michigan residential mortgage charge-offs remain elevated above historical norms, there was no increase in charge-offs in the third quarter of 2008 compared to the first and second quarters of 2008. Home equity charge-offs increased to $55 million and 177 bp of average loans, primarily due to increases in the Michigan and Florida affiliates and among those products originated through a broker channel. Brokered home equity loans represented 54% of home equity charge-offs during the third quarter of 2008 despite representing 19% of home equity lines and loans as of September 30, 2008. Management responded to the performance of the brokered home equity portfolio by reducing originations

Quantitative and Qualitative Disclosures About Market Risk (continued)

in 2007 of this product by 64% compared to 2006 and, at the end of 2007, eliminating this channel of origination. Management actively manages lines of credits and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The ratio of automobile loan net charge-offs to average automobile loans was 151 bp for the third quarter of 2008, an increase of 60 bp compared to the third quarter 2007 displaying an expected increase due to a shift in the portfolio to a higher percentage of used automobiles and an increase in loss severity due to increased market depreciation of used automobiles. The net charge-off ratio on credit card balances increased compared to the same quarter last year as the Bancorp increased originations of card balances throughout the past year. The credit characteristics of the credit card portfolio have been maintained during the origination of new cards, including the weighted average FICO and average line outstanding, however, the Bancorp does expect the charge-off ratio to increase as the portfolio matures. The Bancorp employs a risk-adjusted pricing methodology to help ensure adequate compensation is received for those products that have higher credit costs.

TABLE 29: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Losses charged off:
Commercial loans	$(89)	(24)	$(237)	(71)
Commercial mortgage loans	(94)	(8)	(150)	(30)
Commercial construction loans	(88)	(5)	(209)	(17)
Commercial leases	—	—	—	(1)
Residential mortgage loans	(77)	(9)	(175)	(25)
Home equity	(58)	(29)	(157)	(70)
Automobile loans	(40)	(32)	(118)	(80)
Credit card	(25)	(14)	(69)	(37)
Other consumer loans and leases	(10)	(6)	(24)	(20)

Total losses	(481)	(127)	(1,139)	(351)
Recoveries of losses previously charged off:
Commercial loans	4	1	9	10
Commercial mortgage loans	—	—	2	1
Commercial construction loans	—	—	—	—
Commercial leases	—	—	—	1
Residential mortgage loans	—	—	—	—
Home equity	3	2	6	6
Automobile loans	8	7	27	25
Credit card	1	1	5	6
Other consumer loans and leases	2	1	8	14

Total recoveries	18	12	57	63
Net losses charged off:
Commercial loans	(85)	(23)	(228)	(61)
Commercial mortgage loans	(94)	(8)	(148)	(29)
Commercial construction loans	(88)	(5)	(209)	(17)
Commercial leases	—	—	—	—
Residential mortgage loans	(77)	(9)	(175)	(25)
Home equity	(55)	(27)	(151)	(64)
Automobile loans	(32)	(25)	(91)	(55)
Credit card	(24)	(13)	(64)	(31)
Other consumer loans and leases	(8)	(5)	(16)	(6)

Total net losses charged off	$(463)	(115)	$(1,082)	(288)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	1.19%	.41	1.11%	.38
Commercial mortgage loans	2.82	.26	1.56	.36
Commercial construction loans	5.71	.35	4.81	.40
Commercial leases	(.03)	(.01)	(.02)	.01

Total commercial loans	2.07	.33	1.57	.35

Residential mortgage loans	3.16	.41	2.33	.39
Home equity	1.77	.94	1.66	.72
Automobile loans	1.51	.91	1.41	.70
Credit card	5.45	3.59	5.06	3.40
Other consumer loans and leases	2.84	1.99	1.99	.49

Total consumer loans	2.33	.93	1.98	.72

Total net losses charged off	2.17%	.60	1.74%	.51

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

TABLE 30: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Allowance for loan and lease losses:
Beginning balance	$1,580	803	$937	771
Net losses charged off	(463)	(115)	(1,082)	(288)
Provision for loan and lease losses	941	139	2,203	344

Ending balance	$2,058	827	$2,058	827

Reserve for unfunded commitments:
Beginning balance	$115	77	$95	76
Provision for unfunded commitments	17	2	35	3
Acquisitions	—	—	2	—

Ending balance	$132	79	$132	79

The allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 2.41% at September 30, 2008, compared to 1.17% at December 31, 2007 and 1.08% at September 30, 2007. This increase is reflective of a number of factors including: the increase in delinquencies, increased loss estimates due to the real estate price deterioration in some of the Bancorp’s key lending markets and declines in general economic conditions. These factors were the primary drivers of the increased reserve amounts for most of the Bancorp’s loan categories.

As discussed previously, nonperforming assets increased to $2.8 billion as of September 30, 2008. Impaired commercial loans increased $752 million from the fourth quarter of 2007; impaired commercial loans above specified thresholds require individual review to determine loan and lease reserves. Delinquency trends also increased across most product lines and credit grades from the prior year leading to increases in loss factors for those products.

Real estate price deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation, and related over-development, and in Michigan due in part to cutbacks by automobile manufacturers. The year-over-year deterioration in home prices has been as high as 20% in some of the Bancorp’s hardest hit geographies. The deterioration in real estate values increased the expected loss once a loan became delinquent, particularly for residential mortgage, home equity and residential homebuilder loans with high loan-to-value ratios.

Compared to the prior year, negative trends in general economic conditions, as measured by items such as unemployment rate, home sales and inventory, consumer price index and bankruptcy filings in the national and local economies, also caused increases in reserve factors used to determine the losses inherent within the loan and lease portfolio.

The Bancorp continually reviews its credit administration and loan and lease portfolio and makes changes based on the performance of its products. Over the past year, the Bancorp has reduced its lending to homebuilders and developers and borrowers with non-owner occupied real estate as collateral, eliminated brokered home equity production and engaged in significant loss mitigation strategies.

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

The Bancorp’s Executive Asset Liability Committee (“ALCO”), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s current interest rate risk exposure is evaluated by measuring the anticipated change in net interest income and mortgage banking net revenue over 12-month and 24-month horizons assuming a 200 bp parallel ramped increase and a 100 bp parallel ramped increase or decrease in interest rates. The Fed Funds interest rate would be negative in a 200 bp parallel ramped decrease scenario; therefore, that scenario was omitted from all interest rate risk analyses in the third quarter of 2008. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated earnings sensitivity profile and ALCO policy limits as of September 30, 2008:

TABLE 31: Estimated Earnings Sensitivity Profile

	Change in Earnings (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months		13 to 24 Months
+200	.11%	2.10	(5.00)		(7.00)
+100	(.06)	.65	—		—
-100	(1.44)	(3.28)	(5.00	) (a)	(7.00	) (a)

(a)	(5.00) and (7.00) are the – 200 bp policy limits. There are no specific policy limits for the – 100 bp scenario.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

The following table shows the Bancorp’s EVE sensitivity profile and the ALCO policy limits as of September 30, 2008:

TABLE 32: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(4.2)%	(20.0)
+100	(1.7)	—
-100	(.3)	(20.0	) (a)

(a)	(20.0) is the – 200 bp policy limit. There is no specific policy limit for the – 100 bp scenario.

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of September 30, 2008 are included in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 33 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of September 30, 2008:

TABLE 33: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$15,528	11,941	1,955	$29,424
Commercial mortgage loans	5,286	5,821	2,248	13,355
Commercial construction loans	4,440	1,343	219	6,002
Commercial leases	592	1,536	1,514	3,642

Subtotal – commercial loans	25,846	20,641	5,936	52,423

Residential mortgage loans	2,264	3,484	3,603	9,351
Home equity	1,801	4,330	6,468	12,599
Automobile loans	3,049	4,728	529	8,306
Credit card	147	1,541	—	1,688
Other consumer loans and leases	498	612	21	1,131

Subtotal – consumer loans	7,759	14,695	10,621	33,075

Total	$33,605	35,336	16,557	$85,498

Quantitative and Qualitative Disclosures About Market Risk (continued)

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of September 30, 2008:

TABLE 34: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$3,111	10,785
Commercial mortgage loans	3,087	4,982
Commercial construction loans	189	1,373
Commercial leases	3,050	—

Subtotal – commercial loans	9,437	17,140

Residential mortgage loans	4,060	3,027
Home equity	1,689	9,109
Automobile loans	5,215	42
Credit card	825	716
Other consumer loans and leases	630	3

Subtotal – consumer loans	12,419	12,897

Total	$21,856	30,037

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $684 million and $621 million as of September 30, 2008 and 2007, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during the third quarter of 2008. This decrease in rates caused prepayment assumptions to increase and led to $23 million in temporary impairment during the three months ended September 30, 2008 compared to the $9 million in temporary impairment in the third quarter of 2007. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $30 million and $12 million on its non-qualifying hedging strategy for the three months ended September 30, 2008 and 2007, respectively. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2008 and September 30, 2007 was approximately $330 million and $262 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 6.0 years at September 30, 2008, based on current prepayment expectations. Of the $13.2 billion of securities in the portfolio at September 30, 2008, $3.3 billion in principal and interest is expected to be received in the next 12 months, and an additional $1.7 billion is expected to be received in the next 13 to 24 months. In addition to the securities portfolio, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the three months ended September 30, 2008 and 2007, loans totaling $2.4 billion and $9.4 billion, respectively, were sold, securitized or transferred off-balance sheet.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 69% of its average total assets during the third quarter of 2008. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of September 30, 2008, $4.4 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations. The Bancorp also has $16.2 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $14.2 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks. The Bancorp has no significant unsecured borrowings that will mature during the remainder of 2008 and approximately $1.3 billion of unsecured borrowings that will mature during 2009.

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

•

A reduction in the quarterly dividend level. The Bancorp declared its third quarter cash dividend on its common stock and set the level at $0.15 per share, a reduction from the first quarter of 2008 dividend of $0.44 per share; and

•	The anticipated sale of certain non-strategic businesses that, if successfully completed, would supplement common equity capital by an estimated additional $1 billion or more.

In addition, on October 14, 2008, the U.S. Department of Treasury announced a series of initiatives to strengthen market stability, improve the strength of financial institutions, and enhance market liquidity. Among the initiatives, the U.S. Department of Treasury created a voluntary Capital Purchase Program (“CPP”) as part of its efforts to provide a firmer capital foundation for financial institutions and to increase credit availability to consumers and businesses. As part of the program, eligible financial institutions will be able to sell equity interests to the U.S. Department of Treasury in amounts equal to 1 percent to 3 percent of the institution’s risk-weighted assets. These equity interests will constitute Tier 1 capital. On October 28, 2008, the Bancorp received notification that the U.S Department of Treasury intends to invest approximately $3.45 billion in senior preferred stock and related warrants under the terms of the CPP. As of September 30, 2008, this investment would have increased the Bancorp’s Tier 1 capital ratio to approximately 11.5% and the total risk-based capital ratio to approximately 15.3%. If the U.S. Department of Treasury and the Bancorp are unable to reach mutual agreement on final terms and conditions for this investment, then the Bancorp may not be able to consummate the CPP investment, or may be unable to consummate such investment on terms favorable to the Bancorp. The CPP investment would provide capital in excess of the Bancorp’s previously planned levels, on terms the Bancorp believes are favorable to its investors. As a result, while the Bancorp will continue to evaluate its businesses from a strategic planning prospective, the sale of non-core assets is no longer a part of the Bancorp’s near-term capital planning.

The Federal Reserve Board established quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). Additionally, the guidelines define “well-capitalized” ratios for Tier 1 and total risk-based capital as 6% and 10%, respectively. The Bancorp exceeded these “well-capitalized” ratios for all periods presented.

TABLE 35: Regulatory Capital

($ in millions)	September 30, 2008	December 31, 2007	September 30, 2007
Tier 1 capital	$9,735	8,924	9,201
Total risk-based capital	13,973	11,733	11,824
Risk-weighted assets	113,601	115,529	108,754
Regulatory capital ratios:
Tier 1 capital	8.57%	7.72	8.46
Total risked-based capital	12.30	10.16	10.87
Tier 1 leverage	8.77	8.50	9.23

Quantitative and Qualitative Disclosures About Market Risk (continued)

At September 30, 2008, shareholders’ equity was $10.7 billion, compared to $9.2 billion at December 31, 2007 and $9.3 billion at September 30, 2007. Tangible equity as a percent of tangible assets was 6.19% at September 30, 2008, 6.14% at December 31, 2007 and 7.00% at September 30, 2007. The increase in shareholders’ equity from the third quarter of 2007 is primarily a result of the approximately $1.1 billion issuance of convertible preferred stock and $770 million in shares issued in the First Charter acquisition in June 2008.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. The Bancorp’s quarterly dividend for the third quarter 2008 was $.15 per share, consistent with the $.15 per share declared in second quarter 2008 and a decrease compared to the $.42 per share declared in the third quarter of 2007. The decrease in the dividend provides the Bancorp with an estimated $170 million per quarter in additional capital that may be needed during a difficult operating environment.

The Bancorp’s stock repurchase strategy is an important element of its capital planning activities. The Bancorp’s repurchase of equity securities is shown in Table 36. On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The timing of the purchases and the exact number of shares to be purchased depends upon market conditions. The authorization does not include specific price targets or an expiration date. At September 30, 2008, the Bancorp had approximately 19 million shares remaining under the current Board of Directors’ authorization.

As previously discussed, the Bancorp has received notification that the U.S. Department of Treasury intends to invest approximately $3.45 billion in senior preferred stock and related warrants under the terms of the CPP. Although the Bancorp has not yet executed definitive agreements with the U.S. Department of Treasury, the Bancorp anticipates that participation in this program will impact its future ability to alter the current dividend policy and repurchase of the Bancorp’s equity securities, among other restrictions.

TABLE 36: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	—	$—	—	19,201,518
August 1, 2008 – August 31, 2008	—	—	—	19,201,518
September 1, 2008 – September 30, 2008	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 346 shares during the third quarter of 2008 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Through September 30, 2008 and 2007, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated qualified special purpose entity (“QSPE”) that is wholly owned by an independent third-party. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring these loans to the QSPE allows the Bancorp to reduce its exposure to these lower yielding loan assets while maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s Condensed Consolidated Financial Statements. The outstanding balance of these loans at September 30, 2008 and 2007 was $2.5 billion and $3.0 billion, respectively. As of September 30, 2008, the loans transferred had a weighted average life of 2.3 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred

Quantitative and Qualitative Disclosures About Market Risk (continued)

by the Bancorp to the QSPE, and the ability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the nine months ended September 30, 2008 and 2007, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event. In addition, there have been no material changes in the overall ratings of the loans transferred to the QSPE. For the nine months ended September 30, 2008, the Bancorp collected $501 million in net cash proceeds from loan transfers and $10 million in fees from the QSPE. For the nine months ended September 30, 2007, the Bancorp collected $1.1 billion in cash proceeds from loan transfers and $21 million in fees from the QSPE.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of September 30, 2008 and 2007, the liquidity asset purchase agreement was $3.0 billion and $4.0 billion, respectively. During the third quarter of 2008, the dislocation in the short-term funding market continued, causing the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp provided liquidity support to the QSPE during the third quarter through purchases of commercial paper, a line of credit to the QSPE, and the repurchase of assets from the QSPE under the liquidity asset purchase agreement. As of September 30, 2008, the Bancorp held approximately $1.0 billion of asset-backed commercial paper issued by the QSPE, representing 39% of the total commercial paper issued by the QSPE.

During the third quarter of 2008, the Bancorp repurchased $513 million of commercial loans at par from the QSPE under the liquidity asset purchase agreement. A fair value adjustment charge of $3 million was recorded on the loans in the third quarter upon repurchase. As of September 30, 2008, there were no delinquent repurchased loans. As of September 30, 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. At September 30, 2008 and 2007, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $27 million and $13 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

The Bancorp utilizes securitization trusts and conduits, formed as QSPEs, to facilitate the securitization process of certain floating-rate home equity lines of credit and certain automobile loans. In each of the securitization trusts and conduits, the Bancorp sold the loans without recourse and does not maintain control over the assets. The Bancorp’s securitization policy permits the retention of subordinated tranches, servicing rights, interest-only strips and residual interests. The cash flows to and from the securitization trusts and QSPEs are principally limited to the initial proceeds from the securitization trust at the time of sale, with subsequent cash flows relating to interests that continue to be held by the Bancorp. At September 30, 2008, the Bancorp had retained servicing assets totaling $1 million, subordinated tranche security interests totaling $61 million and residual interests totaling $149 million. At September 30, 2007, the Bancorp had retained servicing assets totaling $2 million, subordinated tranche security interests totaling $4 million and residual interests totaling $11 million. For the nine months ended September 30, 2008 and 2007, cash proceeds from transfers reinvested in revolving-period securities totaled $56 million and $55 million, respectively. Additionally, for the nine months ended September 30, 2008 and 2007, the Bancorp received fees of $8 million and $2 million, respectively, from securitization trusts and conduits. See Note 4 of the Notes to Condensed Consolidated Financial Statements for more information on securitizations and the interests that continue to be held by the Bancorp.

At September 30, 2008 and 2007, the Bancorp had provided credit recourse on approximately $1.4 billion and $1.6 billion, respectively, of residential mortgage loans previously sold to unrelated third parties. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value attached to the loan. The Bancorp maintained an estimated credit loss reserve of approximately $13 million and $18 million relating to these residential mortgage loans sold at September 30, 2008 and 2007, respectively. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2008	December 31, 2007	September30, 2007
Assets
Cash and due from banks	$2,774	2,660	2,494
Available-for-sale and other securities (a)	13,177	10,677	10,777
Held-to-maturity securities (b)	360	355	346
Trading securities	915	171	155
Other short-term investments	229	620	765
Loans held for sale (c)	1,000	4,329	2,761
Portfolio loans and leases:
Commercial loans	29,424	24,813	22,649
Commercial mortgage loans	13,355	11,862	11,090
Commercial construction loans	6,002	5,561	5,463
Commercial leases	3,642	3,737	3,710
Residential mortgage loans (d)	9,351	10,540	9,057
Home equity	12,599	11,874	11,737
Automobile loans	8,306	9,201	10,006
Credit card	1,688	1,591	1,460
Other consumer loans and leases	1,131	1,074	1,082

Portfolio loans and leases	85,498	80,253	76,254
Allowance for loan and lease losses	(2,058)	(937)	(827)

Portfolio loans and leases, net	83,440	79,316	75,427
Bank premises and equipment	2,470	2,223	2,127
Operating lease equipment	369	353	283
Goodwill	3,592	2,470	2,192
Intangible assets	188	147	138
Servicing rights	687	618	626
Other assets	7,093	7,023	6,174

Total Assets	$116,294	110,962	104,265

Liabilities
Deposits:
Demand	$14,241	14,404	13,174
Interest checking	13,251	15,254	14,294
Savings	15,955	15,635	15,599
Money market	5,352	6,521	6,163
Other time	11,778	11,440	10,267
Certificates—$100,000 and over	13,173	6,738	5,973
Foreign office	3,710	5,453	3,912

Total deposits	77,460	75,445	69,382
Federal funds purchased	2,521	4,427	5,130
Other short-term borrowings	8,791	4,747	3,796
Accrued taxes, interest and expenses	1,757	2,427	2,295
Other liabilities	2,122	1,898	1,871
Long-term debt	12,947	12,857	12,498

Total Liabilities	105,598	101,801	94,972

Shareholders’ Equity
Common stock (e)	1,295	1,295	1,295
Preferred stock (f)	1,082	9	9
Capital surplus	597	1,779	1,768
Retained earnings	8,013	8,413	8,593
Accumulated other comprehensive income	(60)	(126)	(198)
Treasury stock	(231)	(2,209)	(2,174)

Total Shareholders’ Equity	10,696	9,161	9,293

Total Liabilities and Shareholders’ Equity	$116,294	110,962	104,265

(a)	Amortized cost: September 30, 2008—$13,249, December 31, 2007—$10,821 and September 30, 2007—$11,007.
(b)	Market values: September 30, 2008—$360, December 31, 2007—$355 and September 30, 2007—$346.
(c)	Includes $844 of residential mortgage loans held for sale measured at fair value at September 30, 2008.
(d)	Includes $5 of residential mortgage loans held for investment measured at fair value at September 30, 2008.
(e)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2008 – 577,486,544 (excludes 5,912,013 treasury shares), December 31, 2007—532,671,925 (excludes 51,516,339 treasury shares) and September 30, 2007—532,626,990 (excludes 50,800,114 treasury shares).
(f)	444,750 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share were authorized, issued and outstanding; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized,44,300 issued and outstanding at September 30, 2008.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2008	2007	2008	2007
Interest Income
Interest and fees on loans and leases	$1,378	1,376	$3,718	4,032
Interest on securities	165	147	472	433
Interest on other short-term investments	5	6	12	12

Total interest income	1,548	1,529	4,202	4,477
Interest Expense
Interest on deposits	291	511	967	1,514
Interest on short-term borrowings	64	93	193	224
Interest on long-term debt	130	171	421	510

Total interest expense	485	775	1,581	2,248

Net Interest Income	1,063	754	2,621	2,229
Provision for loan and lease losses	941	139	2,203	344

Net Interest Income After Provision for Loan and Lease Losses	122	615	418	1,885
Noninterest Income
Electronic payment processing revenue	235	212	682	602
Service charges on deposits	172	151	478	419
Corporate banking revenue	104	91	323	261
Investment advisory revenue	90	95	275	288
Mortgage banking net revenue	45	26	228	107
Other noninterest income	112	93	339	267
Securities (losses) gains, net	(63)	13	(45)	14
Securities gains, net—non-qualifying hedges on mortgage servicing rights	22	—	24	—

Total noninterest income	717	681	2,304	1,958
Noninterest Expense
Salaries, wages and incentives	321	310	1,000	912
Employee benefits	72	67	216	222
Net occupancy expense	77	66	222	199
Payment processing expense	70	65	203	176
Technology and communications	47	41	142	122
Equipment expense	34	30	95	90
Other noninterest expense	346	274	665	649

Total noninterest expense	967	853	2,543	2,370

Income (Loss) Before Income Taxes	(128)	443	179	1,473
Applicable income taxes	(72)	118	150	414

Net Income (Loss)	(56)	325	29	1,059
Dividends on preferred stock	25	—	26	—

Net Income (Loss) Available to Common Shareholders	$(81)	325	$3	1,059

Earnings Per Share	$(0.14)	0.61	$0.01	1.96

Earnings Per Diluted Share	$(0.14)	0.61	$0.01	1.95

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	For the nine months ended September 30,
($ in millions, except per share data)	2008	2007
Total Shareholders’ Equity, beginning	$9,161	10,022
Net income	29	1,059
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities	47	(30)
Qualifying cash flow hedges	15	7
Change in accumulated other comprehensive income related to employee benefit plans	4	4

Comprehensive income	95	1,040
Cash dividends declared:
Common stock (2008—$.74 per share and 2007—$1.26 per share)	(408)	(680)
Preferred stock	(26)	(1)
Issuance of preferred stock	1,072	—
Stock-based awards exercised, including treasury shares issued	—	46
Stock-based compensation expense	43	46
Loans repaid related to the exercise of stock-based awards, net	2	3
Change in corporate tax benefit related to stock-based compensation	(15)	4
Shares issued in an acquisition	770	—
Shares acquired for treasury	—	(1,084)
Impact of diversification of nonqualified deferred compensation plan	—	(18)
Impact of cumulative effect of change in accounting principle (a)	—	(98)
Other	2	13

Total Shareholders’ Equity, ending	$10,696	9,293

(a)	2007 includes $96 million impact due to the adoption of FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” on January 1, 2007 and $2 million impact due to the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109”, on January 1, 2007.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended September 30, ($ in millions)	2008	2007
Operating Activities
Net income	$29	1,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	2,203	344
Depreciation, amortization and accretion	268	275
Stock-based compensation expense	43	46
Provision for deferred income taxes	84	2
Realized securities gains	(34)	(15)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(24)	—
Realized securities losses	79	1
Loss on recalculation of the timing of tax benefits on leveraged leases	130	—
Loans originated for sale, net of repayments	(9,602)	(9,347)
Proceeds from sales of loans held for sale	9,379	8,785
Net (gains) losses on sales of loans	(56)	6
Capitalized mortgage servicing rights	(155)	(159)
Decrease in trading securities	406	32
Decrease (increase) in other assets	789	(183)
Decrease in accrued taxes, interest and expenses	(701)	(67)
Excess tax benefit related to stock-based compensation	—	(4)
Increase (decrease) in other liabilities	345	(565)

Net Cash Provided by Operating Activities	3,183	210

Investing Activities
Proceeds from sales of available-for-sale securities	4,176	1,581
Proceeds from calls, paydowns and maturities of available-for-sale securities	49,903	4,927
Purchases of available-for-sale securities	(56,045)	(6,233)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	3	10
Purchases of held-to-maturity securities	(10)	(1)
Decrease in other short-term investments	393	75
Net increase in loans and leases	(5,268)	(4,020)
Proceeds from sale of loans	4,439	783
Increase in operating lease equipment	(39)	(95)
Purchases of bank premises and equipment	(324)	(356)
Proceeds from disposal of bank premises and equipment	30	37
Net cash paid in acquisitions	(154)	—

Net Cash Used In Investing Activities	(2,896)	(3,292)

Financing Activities
Decrease in core deposits	(6,434)	(918)
Increase in certificates—$100,000 and over, including other foreign office	4,606	920
(Decrease) increase in federal funds purchased	(2,117)	3,709
Increase in other short-term borrowings	3,311	1,000
Proceeds from issuance of long-term debt	2,151	3,946
Repayment of long-term debt	(2,190)	(4,090)
Payment of cash dividends	(577)	(676)
Exercise of stock-based awards, net	2	49
Purchases of treasury stock	—	(1,084)
Issuance of preferred stock	1,072	—
Excess tax benefit related to stock-based compensation	1	4
Other	2	11

Net Cash (Used In) Provided by Financing Activities	(173)	2,871

Increase (Decrease) in Cash and Due from Banks	114	(211)
Cash and Due from Banks at Beginning of Period	2,660	2,705

Cash and Due from Banks at End of Period	$2,774	2,494

Supplemental Cash Flow Information
Cash Payments
Interest	$1,580	2,260
Income taxes	408	427
Noncash items
Transfers of loans to securities	790	—
Transfers of portfolio loans to loans held for sale	59	1,704
Transfers of loans held for sale to portfolio loans	1,627	647
Acquisitions:
Fair value of tangible assets acquired (noncash)	$4,321	—
Goodwill and identifiable intangible assets acquired	1,206	—
Liabilities assumed	(4,603)	—
Common stock issued	(770)	—

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2008 and 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, the cash flows for the nine months ended September 30, 2008 and 2007 and the changes in shareholders’ equity for the nine months ended September 30, 2008 and 2007. In accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three and nine months ended September 30, 2008 and 2007 and the cash flows for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2007 has been derived from the annual Consolidated Financial Statements of the Bancorp.

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

2. New Accounting Pronouncements

In July 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases”, and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur during the lease term. If the expected timing of the income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease. In the year of adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item where leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, issued in July 2006. Upon adoption of this FSP on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $96 million representing the cumulative effect of applying the provisions of this FSP. Furthermore, due to recent court decisions related to leveraged leases and uncertainty regarding the outcome of outstanding litigation involving certain of the Bancorp’s leveraged leases, the Bancorp recognized after-tax charges relating to leveraged leases of $229 million and $3 million in the second and third quarters of 2008, respectively. See Note 9 for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Bancorp’s Condensed Consolidated Financial Statements. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP No. FAS 157-3 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. SFAS No. 141(R) requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51.” This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The adoption of this Statement is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Bancorp’s adoption of this FSP on January 1, 2009 is not expected to have a material impact on Bancorp’s Condensed Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This Issue provides guidance an entity should use to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within that period. Early adoption is not permitted. The Bancorp is currently in the process of evaluating the impact of adopting this Issue on the Bancorp’s Condensed Consolidated Financial Statements.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” This SAB supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments”, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands the SAB No. 105 view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. This SAB was effective for fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 on January 1, 2008 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees—An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP applies to: (a) credit derivatives within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; (b) hybrid instruments that have embedded credit derivatives; and (c) guarantees within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This FSP amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument similar to the disclosures required by FIN 45. This FSP also amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The provisions of this FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

3. Intangible Assets and Goodwill

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at September 30, 2008 of 3.8 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table. For further information on servicing rights, see Note 4.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of September 30, 2008:
Mortgage servicing rights	$1,573	(841)	(48)	684
Other consumer and commercial servicing rights	14	(11)	—	3
Core deposit intangibles	485	(333)	—	152
Other	67	(31)	—	36

Total intangible assets	$2,139	(1,216)	(48)	875

As of December 31, 2007:
Mortgage servicing rights	$1,417	(755)	(49)	613
Other consumer and commercial servicing rights	24	(19)	—	5
Core deposit intangibles	430	(302)	—	128
Other	44	(25)	—	19

Total intangible assets	$1,915	(1,101)	(49)	765

As of September 30, 2007:
Mortgage servicing rights	$1,372	(730)	(21)	621
Other consumer and commercial servicing rights	24	(19)	—	5
Core deposit intangibles	410	(293)	—	117
Other	46	(25)	—	21

Total intangible assets	$1,852	(1,067)	(21)	764

As of September 30, 2008, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended September 30, 2008 and 2007 was $39 million and $33 million, respectively. For the nine months ended September 30, 2008 and 2007, amortization expense was $127 million and $99 million, respectively.

Estimated amortization expense, including servicing rights, for the years ending December 31, 2008 through 2012 is as follows:

($ in millions)
2008 (a)	$152
2009	137
2010	117
2011	88
2012	73

(a)	Includes nine months actual and three months estimated.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the net carrying amount of goodwill by reporting segment for the nine months ended September 30, 2008 and 2007 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	Total
Balance as of December 31, 2007	$995	950	182	205	138	2,470
Acquisition activity	375	704	33	—	10	1,122

Balance as of September 30, 2008	$1,370	1,654	215	205	148	3,592

Balance as of December 31, 2006	$871	797	182	205	138	2,193
Acquisition activity	—	(1)	—	—	—	(1)

Balance as of September 30, 2007	$871	796	182	205	138	2,192

The Bancorp completed its annual goodwill impairment test as of September 30, 2008 and determined that no impairment existed. The Bancorp evaluates goodwill at the segment level for impairment. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During 2008, purchase accounting adjustments were made relating to the initial goodwill recorded from prior acquisitions. During the second quarter of 2008, the Bancorp acquired First Charter, which resulted in the recognition of $1.1 billion of goodwill and $56 million of core deposit intangibles.

4. Sales of Receivables and Servicing Rights

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2008 and 2007. In those sales, the Bancorp obtained servicing responsibilities. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates. For the three months ended September 30, 2008 and 2007, the Bancorp recognized pre-tax gains of $43 million and $9 million, respectively, on origination fees and the sales of residential mortgage loans. Additionally, the Bancorp recognized $39 million and $37 million, respectively, in servicing fees on residential mortgages for the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, the Bancorp recognized pre-tax gains of $214 million and $61 million, respectively, on origination fees and the sales of residential mortgage loans. Additionally, the Bancorp recognized $122 million and $105 million in servicing fees on residential mortgages for the nine months ended September 30, 2008 and 2007, respectively. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Initial carrying values of servicing rights recognized during the nine months ended September 30, 2008 and 2007 were $156 million and $162 million, respectively.

During the first quarter of 2008, the Bancorp securitized and sold $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Bancorp recognized pre-tax gains of $15 million on the sale of automobile loans offset by $26 million in losses on related hedges. In each of those sales, the Bancorp obtained servicing responsibility, but no servicing asset or liability was recorded as the market based servicing fee was considered adequate compensation. The initial carrying amounts of the interests that continue to be held by the Bancorp were estimated at the date of the sales using discounted projected cash flows. As of September 30, 2008, the Bancorp held automobile-related subordinated tranche security interests totaling $60 million and related residual interests totaling $141 million. These interests are net of a $12 million impairment charge recognized during the three months ended September 30, 2008 as a result of a decline in estimated cash flows.

The key economic assumptions used in measuring the initial carrying values of the mortgage interests and automobile residual interests that continue to be held by the Bancorp were as follows:

	Rate	September 30, 2008				September 30, 2007
		Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	7.0	11.8%	9.6%	N/A	6.8	9.9%	9.7%	N/A
Servicing assets	Adjustable	2.9	29.8	11.0	N/A	3.3	26.2	12.5	N/A
Automobile loans:
Residual interest	Fixed	1.8	22.9	8.0	1.5%	N/A	N/A	N/A	N/A

During 2008 and 2007, the Bancorp sold student loans and certain commercial loans and obtained servicing responsibilities. In addition, the Bancorp transferred certain commercial loans to an unconsolidated QSPE that is wholly owned by an independent third party. See Note 8 for further information. At September 30, 2008 and 2007, the value of the servicing asset and subordinated interests related to these sales were immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial. At September 30, 2008 and 2007, the Bancorp serviced $39.8 billion and $33.1 billion, respectively, of residential mortgage loans for other investors.

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At September 30, 2008, the sensitivity of a decline in the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

($ in millions)				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
	Rate	Fair Value	Weighted Average Life (in years)	Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$655	6.4	11.2%	$27	52	9.8%	$25	48	—%	$—	—
Servicing assets	Adjustable	44	2.3	29.6	3	6	11.8	1	2	—	—	—
Automobile loans:
Residual interest	Fixed	$141	2.0	23.9%	$3	6	11.4%	$3	7	1.6%	$3	6

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

Changes in the servicing asset related to residential mortgage loans for the nine months ended September 30 were:

($ in millions)	2008	2007
Carrying amount as of the beginning of period	$662	546
Servicing obligations that result from transfer of residential mortgage loans	155	162
Acquisitions	1	—
Amortization	(86)	(66)

Carrying amount before valuation allowance	$732	642

Valuation allowance for servicing assets:
Beginning balance	$(49)	(27)
Servicing valuation recovery	1	6

Ending balance	(48)	(21)

Carrying amount as of the end of the period	$684	621

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the nine months ended September 30:

($ in millions)	2008	2007
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2007 and 2006)	$565	483
Fair value at end of period	655	586
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2007 and 2006)	50	45
Fair value at end of period	44	50

The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities (primarily principal-only strips). The interest income, mark-to-market adjustments

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. For the nine months ended September 30, 2008, the Bancorp recognized a net gain of $24 million, classified as a securities gains in noninterest income, related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio and net loss of $23 million, classified as mortgage banking net revenue in noninterest income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. For the nine months ended September 30, 2007, the Bancorp recognized a net gain of $1 million related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. There was no gain or loss recognized for the nine months ended September 30, 2007 related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio. See Note 7 for information on the types and amount of free-standing derivatives used to economically hedge the MSR portfolio. As of September 30, 2008 and 2007, the available-for-sale securities portfolio included $1.1 billion and $314 million, respectively, of securities related to the non-qualifying hedging strategy.

5. Loans Acquired in a Transfer

In 2008 and 2007, the Bancorp acquired certain loans, primarily related to the Crown and First Charter acquisitions, for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loans were evaluated either individually or segregated into pools based on common risk characteristics and accounted for under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans within its scope to be recorded at fair value and prohibits carrying over valuation allowances when applying purchase accounting. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of SOP 03-3. During the three and nine months ended September 30, 2008, the Bancorp recorded provision expense for loans accounted for under SOP 03-3 of $11 million and $18 million, respectively, in the Condensed Consolidated Statements of Income. As of September 30, 2008, the Bancorp maintained an allowance for loan and lease losses of $6 million on loans accounted for under SOP 03-3.

The following table reflects the outstanding balance of all contractually required payments and carrying amount of those loans accounted for under SOP 03-3 as of:

($ in millions)	September 30, 2008	December 31, 2007
Commercial	$129	$94
Consumer	98	135

Outstanding balance	$227	$229

Carrying amount	$107	$101

At the acquisition date, the Bancorp determines the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the basis in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). A summary of activity is provided below.

($ in millions)	Accretable Yield
Balance as of December 31, 2007	$6
Additions	5
Accretion	(10)
Reclassifications from (to) nonaccretable difference	7

Balance as of September 30, 2008	$8

The following table reflects loans acquired, for which it was probable at acquisition that all contractually required payments would not be collected as of:

($ in millions)	September 30, 2008	December 31, 2007
Contractually required payments receivable at acquisition date:
Commercial	$63	$99
Consumer	34	136

Total	$97	$235

Cash flows expected to be collected at acquisition date	$44	$113
Fair value of acquired loans at acquisition date	39	105

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

6. Bank-Owned Life Insurance

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

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During the second half of 2007 and throughout 2008, the value of the investments underlying one of the Bancorp’s BOLI policies declined significantly due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the decline in the cash surrender value to exceed the protection provided by the stable value agreement.

As a result of further exceeding the cash surrender value protection, the Bancorp recorded a charge of $27 million during the third quarter of 2008 and $181 million for the nine months ended September 30, 2008 to reflect the change in cash surrender value related to this BOLI policy. The cash surrender value of the policy was $324 million at September 30, 2008 and may increase or decrease further depending on the impact of market conditions on the underlying investments.

At September 30, 2008, the cash surrender value protection had not been exceeded for any other BOLI policies.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three and nine months ended September 30, 2008 and 2007, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value for interest rate contracts and the related hedged items included in the Condensed Consolidated Statements of Income:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Income statement caption	2008	2007	2008	2007
Interest rate contracts:
Change in fair value on interest rate swaps—derivative	Interest on long-term debt	$69	83	$62	108
Change in fair value on long-term debt—hedged item	Interest on long-term debt	(60)	(83)	(51)	(111)

The Bancorp previously entered into forward contracts that met the criteria for fair value hedge accounting to hedge its residential mortgage loans held for sale. Upon adoption of SFAS No. 159 on January 1, 2008 and the Bancorp’s election to carry residential mortgage loans held for sale at fair value, all new forward contracts held to hedge its residential mortgage loans held for sale were held as free-standing derivative instruments. For the three and nine months ended September 30, 2007, the ineffectiveness of the hedging relationships related to residential mortgage loans held for sale was insignificant to the Bancorp’s Condensed Consolidated Statements of Income.

The following table reflects fair value hedges included in the Condensed Consolidated Balance Sheets:

	September 30, 2008		December 31, 2007		September 30, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate swaps related to debt	$3,705	$127	3,000	67	500	9
Forward contracts related to mortgage loans held for sale	—	—	183	1	489	2

Total included in other assets		$127		68		11

Interest rate contracts included in other liabilities:
Interest rate swaps related to debt	$1,725	$19	775	21	2,575	77
Forward contracts related to mortgage loans held for sale	—	—	511	4	896	8

Total included in other liabilities		$19		25		85

During 2006, the Bancorp terminated interest rate swaps designated as fair value hedges and, in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination will be amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the three months ended September 30, 2008 and 2007, $1 million and $2 million in net deferred losses on the terminated fair value hedges were amortized into interest expense, respectively. For the nine months ended September 30, 2008 and 2007, $6 million and $8 million, respectively, in net deferred losses on the terminated fair value hedges were amortized into interest expense.

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2008, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income.

The effective portion of the gains or losses on derivative contracts are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

earnings. Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively. As of September 30, 2008, $40 million of deferred gains, net of tax, on cash flow hedges are recorded in accumulated other comprehensive income.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income relating to cash flow derivative instruments:

	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI into net interest income		Amount of ineffectiveness recognized in other noninterest income
($ in millions)	2008	2007	2008	2007	2008	2007
For the three months ended September 30:
Interest rate contracts	$17	23	8	2	1	(1)

For the nine months ended September 30:
Interest rate contracts	25	12	2	1	1	(1)

As of September 30, 2008, $6 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

The following table reflects the notional amount and fair value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

	September 30, 2008		December 31, 2007		September 30, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate floors related to commercial loans	$1,500	$113	1,500	107	1,500	67
Interest rate caps related to debt	1,750	12	1,750	11	1,750	20

Total included in other assets		$125		118		87

Interest rate contracts included in other liabilities:
Interest rate swaps related to consumer loans	$—	$—	1,000	11	1,000	8

Total included in other liabilities		$—		11		8

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

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, swaptions, floors, options and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected. The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The Bancorp may also enter into forward swaps to economically hedge the change in fair value of certain commercial mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. The Bancorp also enters into risk participation agreements, which are included in interest rate contracts for customers, to share some of the credit exposure with other counterparties related to interest rate derivative contracts or to take on credit exposure for interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the interest rate derivative contract was designed to hedge. The Bancorp will make/receive payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management are summarized below:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Income Statement Caption	2008	2007	2008	2007
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$—	(3)	$(8)	(2)
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	6	(17)	16	(9)
Derivative instruments related to MSR portfolio	Mortgage banking net revenue	8	13	(23)	1
Derivative instruments related to interest rate risk	Other noninterest income	1	—	—	(1)
Foreign exchange contracts:
Foreign exchange contracts	Other noninterest income	6	(10)	10	(19)

The following table reflects the notional amount and fair value of free-standing derivatives used for risk management included in the Condensed Consolidated Balance Sheets:

	September 30, 2008		December 31, 2007		September 30, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Derivative instruments related to MSR portfolio	$3,222	69	$3,062	70	$3,160	32
Derivative instruments related to held for sale mortgages	1,153	16	229	1	35	—
Derivative instruments related to interest rate risk	510	6	1	—	4	—

Total included in other assets		91		71		32

Interest rate contracts included in other liabilities:
Derivative instruments related to MSR portfolio	$1,980	21	$1,280	16	$2,382	8
Derivative instruments related to held for sale mortgages	542	6	588	9	218	2
Derivative instruments related to interest rate risk	491	6	—	—	34	—
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts	156	1	153	1	147	8

Total included in other liabilities		34		26		18

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

The Bancorp previously offered its customers an equity-linked certificate of deposit that had a return linked to equity indices. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp entered into an offsetting derivative contract to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and derivative contract entered into by the Bancorp were recorded as free-standing derivatives and recorded at fair value with offsetting gains and losses recognized within noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

($ in millions)	Income Statement Caption	For the three months ended September 30,		For the nine months ended September 30,
		2008	2007	2008	2007
Interest rate contracts:
Interest rate lock commitments	Mortgage banking net revenue	$9	4	$11	4
Commodity contracts:
Commodity contracts for customers	Corporate banking revenue	2	1	3	1
Foreign exchange contracts:
Foreign exchange contracts for customers	Corporate banking revenue	27	15	77	43

The following table reflects the notional amount and fair value of free-standing derivatives used for customer accommodation included in the Condensed Consolidated Balance Sheets:

	September 30, 2008		December 31, 2007		September 30, 2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate contracts for customers	$14,557	$449	$12,265	391	$11,169	170
Interest rate lock commitments	392	2	656	3	601	4
Commodity contracts included in other assets:
Commodity contracts for customers	565	111	167	28	200	14
Foreign exchange contracts included in other assets:
Foreign exchange contracts for customers	7,845	294	7,132	255	5,486	287
Equity contracts included in other assets:
Derivative instruments related to equity-linked CD	57	2	50	5	38	4

Total included in other assets		$858		682		479

Interest rate contracts included in other liabilities:
Interest rate contracts for customers	$15,544	$450	$12,430	391	$11,378	170
Interest rate lock commitments	679	4	253	1	217	1
Commodity contracts included in other liabilities:
Commodity contracts for customers	557	104	163	22	199	13
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts for customers	7,192	250	6,642	234	5,292	270
Equity contracts included in other liabilities:
Derivative instruments related to equity-linked CD	57	2	50	5	38	4

Total included in other liabilities		$810		653		458

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. A summary of significant commitments at September 30:

($ in millions)	2008	2007
Commitments to extend credit	$50,301	47,072
Letters of credit (including standby letters of credit)	8,899	8,330
Forward contracts to sell mortgage loans	1,695	1,552
Noncancelable lease obligations	910	770
Purchase obligations	87	60
Capital expenditures	83	92

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2008 and 2007, the Bancorp had a reserve for probable credit losses on unfunded commitments totaling $132 million and $79 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At September 30, 2008, approximately $3.2 billion of standby letters of credit expire within one year, $5.3 billion expire between one to five years and $0.4 billion expire thereafter. At September 30, 2008, letters of credit of approximately $53 million were issued to commercial customers for a duration of one year or less to facilitate trade payments in domestic and foreign currency transactions. At September 30, 2008, the reserve related to these standby letters of credit was $2 million. Approximately 69% and 72% of the total standby letters of credit were secured as of September 30, 2008 and 2007, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

At September 30, 2008, the Bancorp had outstanding letters of credit that were supporting certain securities issued as variable rate demand notes (“VRDNs”). The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. FTS acts as the remarketing agent to issuers on approximately $4.6 billion of VRDNs at September 30, 2008. As remarketing agent, FTS is responsible for finding purchasers for investors that put VRDNs. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to approximately $2.1 billion in VRDNs remarketed by third parties at September 30, 2008. At September 30, 2008, FTS held $163 million of these securities in its portfolio and classified them as trading securities. The Bancorp purchased $203 million of the VRDNs from the market, through FTS, and held them in its trading securities portfolio at September 30, 2008. For the VRDNs remarketed by third parties, in some cases, the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon approximately $335 million of letters of credit issued by the Bancorp. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets at September 30, 2008.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

The Bancorp, through its electronic payment processing division, processes Visa and MasterCard merchant card transactions. Pursuant to Visa and MasterCard rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the nine months ended September 30, 2008 and 2007, the Bancorp processed approximately $100 million and $102 million, respectively, of chargebacks presented by issuing banks, resulting in no material losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve related to such chargebacks at September 30, 2008 and 2007.

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 9 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Through September 30, 2008 and 2007, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring these loans to the QSPE allows the Bancorp to reduce its exposure to these lower yielding loan assets while maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s Condensed Consolidated Financial Statements. The outstanding balance of these loans at September 30, 2008 and 2007 was $2.5 billion and $3.0

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

billion, respectively. As of September 30, 2008, the loans transferred had a weighted average life of 2.3 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE, and the ability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the nine months ended September 30, 2008 and 2007, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event. In addition, there have been no material changes in the overall ratings of the loans transferred to the QSPE. For the nine months ended September 30, 2008, the Bancorp collected $501 million in net cash proceeds from loan transfers and $10 million in fees from the QSPE. For the nine months ended September 30, 2007, the Bancorp collected $1.1 billion in cash proceeds from loan transfers and $21 million in fees from the QSPE.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of September 30, 2008 and 2007, the liquidity asset purchase agreement was $3.0 billion and $4.0 billion, respectively. During the third quarter of 2008, the disruption in the short-term funding market continued causing the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp provided liquidity support to the QSPE during the third quarter through purchases of commercial paper, a line of credit to the QSPE, and the repurchase of assets from the QSPE under the liquidity asset purchase agreement. As of September 30, 2008, the Bancorp held approximately $1.0 billion of asset-backed commercial paper issued by the QSPE, representing 39% of the total commercial paper issued by the QSPE.

During the third quarter of 2008, the Bancorp repurchased $513 million of commercial loans at par from the QSPE under the liquidity asset purchase agreement. A fair value adjustment charge of $3 million was recorded on the loans upon repurchase. As of September 30, 2008, there were no delinquent repurchased loans. As of September 30, 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. At September 30, 2008 and 2007, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $27 million and $13 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

At September 30, 2008 and 2007, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.4 billion and $1.6 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $13 million and $18 million relating to these residential mortgage loans sold at September 30, 2008 and 2007, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of September 30, 2008 was $17 million compared to $48 million as of September 30, 2007. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

As of September 30, 2008 and 2007, the Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion and $1.4 billion, respectively. Refer to Note 10 for more information regarding long-term debt issued by the Bancorp.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Accordingly, the Bancorp recorded an indemnification liability under FIN 45 of $3 million. Additionally, during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements. During the third quarter of 2008, the Bancorp recorded an additional $45 million related to Visa’s pending litigation settlement with Discover. These amounts were accrued under SFAS No. 5, “Accounting for Contingencies.” In connection with the IPO, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of September 30, 2008, the Bancorp has recorded its proportional share of $124 million of the Visa escrow account net against the current Visa litigation reserve of $189 million.

9. Legal and Regulatory Proceedings

As previously disclosed, during May 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio against the IRS seeking a refund of taxes paid as a result of the audit of the 1997 tax year. This suit involves a determination of the correct tax treatment of certain leveraged leases entered into by the Bancorp. The outcome of this litigation will likely impact a number of leveraged leases entered into during 1997 through 2004. After a jury trial, the jury rendered a verdict in the form of answers to interrogatories, some of which favored Fifth Third and some of which favored the IRS. No judgment has been entered by the court in the case and the parties dispute the judgment that should be entered in light of the jury’s responses to the interrogatories. During the third quarter of 2008, the IRS announced a global settlement initiative relating to disputed leveraged leases. Because Fifth Third is currently engaged in litigation on this matter, the Bancorp has not been invited to participate in the settlement initiative. However, the Bancorp is currently in settlement discussions with the IRS. The nature and timing of a potential settlement and/or any future decision by the court are uncertain. During the second quarter of 2008, decisions in two other cases involving the tax treatment of leveraged leases were issued where the courts ruled in favor of the IRS. To date, the decisions issued have been dependent on the specific facts in each case. The Bancorp continues to believe that the facts and circumstances related to its leveraged leases are different from these other cases, that its tax treatment was proper under the tax law as it existed at the time the tax benefits were reported, and that the facts in its case support its position. The Bancorp is required under applicable accounting standards to assess the likeliness of a favorable outcome of this litigation. In light of recent decisions and uncertainty related to its own case, the Bancorp concluded during the second quarter that previously recognized benefits from the transactions at issue in the litigation and certain other leveraged leases described above must be remeasured as required by FIN 48 and recorded an increase to tax expense of approximately $140 million, or $0.26 per share, both pre-tax and after-tax, for interest related to previous tax years pursuant to FIN 48 and a charge of approximately $130 million pre-tax, or $0.16 per share after-tax, to reflect a projected change in the timing of tax benefits pursuant to FSP No. FAS 13-2. The Bancorp believes these charges address the downside risk it has related to leveraged leases should there be a negative outcome in its case.

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to an indemnification obligation of Visa as discussed in Note 8. Accordingly, in the third and fourth quarters of 2007, the Bancorp recorded a contingent liability included in the $172 million litigation reserve. In connection with Visa’s IPO, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of September 30, 2008, the Bancorp has recorded its proportional share of $124 million of the Visa escrow account net against the current Visa litigation reserve of $189 million. This antitrust litigation is still in the discovery phase.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

In September 2007, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a suit in the United States District Court for the Southern District of Ohio against the Bancorp and its Ohio banking subsidiary. In the suit, Katz alleges that the Bancorp and its Ohio bank are infringing on Katz’s patents for interactive call processing technology by offering certain automated telephone banking and other services. This lawsuit is one of many related patent infringement suits brought by Katz in various courts against numerous other defendants. Katz is seeking unspecified monetary damages and penalties as well as injunctive relief in the suit. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

In June through September of 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties, and are currently pending in the United States District Court for the Southern District of Ohio. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the Securities and Exchange Commission regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities, or acquired the Bancorp’s securities pursuant to the First Charter Corporation Acquisition. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. Also, in July 2008, a shareholder of the Bancorp filed a shareholder derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against the members of the Bancorp’s Board of Directors and, nominally, the Bancorp, alleging breach of fiduciary duty in connection with the Bancorp’s alleged violations of federal and state securities laws, among other charges, in relation to its previous statements regarding its quality and sufficiency of capital, credit losses and related matters. The suit seeks unspecified compensatory damages in favor of the Bancorp from the Board of Directors, punitive damages, and interest, as well as costs, disbursements and attorney and other expert fees to the plaintiff. The impact of the final disposition of these lawsuits cannot be assessed at this time.

The Bancorp and its subsidiaries are not parties to any other material litigation. However, there are other litigation matters that arise in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes any resulting liability from these other actions would not have a material effect upon the Bancorp’s consolidated financial position, results of operations or cash flows.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In August 2008, $839 million of senior extendable notes matured and were paid. The extendable notes were issued in November 2004 to third-party investors and paid interest at one-month LIBOR plus 1 bp. In September 2008, an additional $800 million of the senior extendable notes matured.

In August 2008, $500 million of senior fixed-rate bank notes issued in July of 2003 matured and were paid. These long-term bank notes were issued to third-party investors at a fixed rate of 3.375%.

11. Income Taxes

The actual effective tax rate for the nine months ended September 30, 2008 has been used in the computation of the applicable income taxes (benefits) of $(72) million and $150 million for the three and nine months ended September 30, 2008, respectively.

The Bancorp accounts for its uncertain tax positions in accordance with FIN 48. At September 30, 2008 and December 31, 2007, the Bancorp had unrecognized tax benefits of $969 million and $469 million, respectively. Those balances included $83 million and $100 million of tax positions that, if recognized, would impact the effective tax rate and $2 million and $6 million in tax positions that would impact goodwill. The remaining $884 million and $363 million is related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductions. A significant portion of these tax positions relate to the leveraged lease litigation discussed in Note 9.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions could significantly increase or decrease during the next 12 months. An estimate of the range of the reasonably possible changes to the unrecognized tax benefits cannot be made at this time.

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At September 30, 2008 and December 31, 2007, the Bancorp had accrued interest liabilities of $210 million and $67 million, net of the related tax benefits. A significant portion of the interest accrued as well as the increase during the year relates to the leveraged lease charge discussed in Note 9. No liabilities were recorded for penalties. At September 30, 2008, the Bancorp had an approximately $1 billion deposit with the IRS to mitigate the risk associated with the disputed leases. This deposit enables the Bancorp to stop the accrual of interest, to the extent of the deposits, if the Bancorp is not ultimately successful in its legal dispute.

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

12. Retirement and Benefit Plans

Net periodic pension cost is recorded as a component of employee benefits expense in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance. Based on the current year actuarial assumptions, the Bancorp did not make any cash contributions to its pension plans during the nine months ended September 30, 2008, and does not expect to contribute to the plans during the remainder of 2008.

The following table summarizes the components of net periodic pension cost:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Service cost	$—	—	$—	—
Interest cost	3	3	10	10
Expected return on assets	(4)	(5)	(14)	(15)
Amortization of actuarial loss	2	2	5	6
Amortization of net prior service cost	—	—	—	1
Settlement	7	6	7	6

Net periodic pension cost	$8	6	$8	8

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

For stock options, approximately 1.1 million options were issued in conjunction with acquisitions, 1,000 were granted, 200,000 were exercised, and 2.9 million were forfeited or expired during the nine months ended September 30, 2008. Approximately 5,000 options were granted, 2.7 million were exercised, and 556,000 were forfeited or expired during the nine months ended September 30, 2007. For SARs, approximately 6.8 million were granted and 1.7 million were forfeited or expired during the nine months ended September 30, 2008. No SARs were exercised during the nine months ended September 30, 2008. Approximately 6.6 million SARs were granted, 43,000 were exercised, and 1.3 million were forfeited or expired during the nine months ended September 30, 2007. For restricted stock awards, approximately 3.1 million awards were granted, 412,000 awards vested and were released, and 506,000 awards were forfeited during the nine months ended September 30, 2008. Approximately 1.6 million awards were granted, 74,000 awards vested and were released, and 290,000 awards were forfeited during the nine months ended September 30, 2007.

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant. For the nine months ended September 30, 2008 and 2007, the weighted-average assumptions were as follows:

	2008	2007
Expected life (in years)	6	6
Expected volatility	30%	22%
Expected dividend yield	8.69%	4.44%
Risk-free interest rate	3.25%	4.56%

The expected life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Bancorp’s common stock. The expected dividend yield is based on annual dividends divided by the Bancorp’s stock price at the date of the grant. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense was $15 million and $12 million for the three months ended September 30, 2008 and 2007, respectively, and $42 million and $48 million for the nine months ended September 30, 2008 and 2007, respectively, and is included in salaries, wages and incentives expense in the Condensed Consolidated Statements of Income.

14. Accumulated Other Comprehensive Income

The Bancorp has elected to present the disclosures required by SFAS No. 130, “Reporting Comprehensive Income,” in the Condensed Consolidated Statements of Changes in Shareholders’ Equity and in the following table. Disclosure of the reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the nine months ended September 30 were as follows:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2008
Unrealized holding gains on available-for-sale securities arising during period	$51	(18)	33
Reclassification adjustment for net losses included in net income	21	(7)	14

Net unrealized gains (losses) on available-for-sale securities	72	(25)	47	$(94)	47	(47)

Unrealized holding gains on cash flow hedge derivatives	25	(9)	16
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(2)	1	(1)

Net unrealized gains on cash flow hedge derivatives	23	(8)	15	25	15	40

Defined benefit plans:
Net prior service cost	—	—	—
Net gain	6	(2)	4

Defined benefit plans, net	6	(2)	4	(57)	4	(53)

Total other comprehensive income	$101	(35)	66

Total accumulated other comprehensive income				$(126)	66	(60)

($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2007
Unrealized holding losses on available-for-sale securities arising during period	$(33)	12	(21)
Reclassification adjustment for net gains included in net income	(14)	5	(9)

Net unrealized losses on available-for-sale securities	(47)	17	(30)	$(119)	(30)	(149)

Unrealized holding gains on cash flow hedge derivatives	12	(4)	8
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(1)	—	(1)

Net unrealized gains on cash flow hedge derivatives	11	(4)	7	(1)	7	6

Defined benefit plans:
Net prior service cost	—	—	—
Net gain	6	(2)	4

Defined benefit plans, net	6	(2)	4	(59)	4	(55)

Total other comprehensive income	$(30)	11	(19)

Total accumulated other comprehensive income				$(179)	(19)	(198)

15. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2008			2007
For the three months ended September 30: ($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income (loss)	$(56)			$325
Dividends on preferred stock	25			—

Net income (loss) available to common shareholders	$(81)	572	$(0.14)	$325	530	$0.61

Earnings per diluted share:
Net income (loss) available to common shareholders	$(81)	572	$(0.14)	$325	530	$0.61
Effect of dilutive securities:
Stock based awards		—	—		2	—
Convertible preferred stock (a)	—	—	—	—	—	—

Net income (loss) available to common shareholders plus assumed conversions	$(81)	572	$(0.14)	$325	532	$0.61

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	2008			2007
For the nine months ended September 30: ($ in millions except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$29			$1,059
Dividends on preferred stock	26			—

Net income available to common shareholders	$3	547	$0.01	$1,059	540	$1.96

Earnings per diluted share:
Net income available to common shareholders	$3	547	$0.01	$1,059	540	$1.96
Effect of dilutive securities:
Stock based awards		2	—		3	(0.01)
Convertible preferred stock (a)	—	—	—	—	—	—

Net income available to common shareholders plus assumed conversions	$3	549	$0.01	$1,059	543	$1.95

(a)	The effect of dilutive securities on the dividends on preferred stock for the three and nine months ended September 30, 2008 was included in the calculation of net income available to common shareholders, however, it was excluded from assumed conversions because the effect would be anti-dilutive.

Due to the net loss for the three months ended September 30, 2008, the diluted earnings per share calculation excludes all common stock equivalents, including 44 million stock options and stock appreciation rights, 6 million shares of restricted stock and 96 million shares of convertible preferred stock as their inclusion would have been anti-dilutive to earnings per share.

Options to purchase 38 million shares outstanding during the three months ended September 30, 2007 were not included in the computation of net income per diluted share as the effect would have been anti-dilutive. The outstanding shares consist of options and stock appreciation rights that have not yet been exercised, and unvested restricted stock. These options and stock appreciation rights are excluded from the computation of net income per diluted share for the three months ended September 30, 2007 because the exercise price of the shares is greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Restricted shares are excluded from the calculation until vested.

Options to purchase 81 million shares outstanding, including 36 million shares of convertible preferred stock, and 34 million shares outstanding during the nine months ended September 30, 2008 and September 30, 2007, respectively, were not included in the computation of net income per diluted share as the effect would have been anti-dilutive.

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

There were no financial instruments measured at fair value that moved to a lower level in the fair value hierarchy due to the lack of observable quotes in inactive markets for those instruments at September 30, 2008.

Effective January 1, 2008, the Bancorp adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which allows an entity the irrevocable option to elect fair value

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Upon election of the fair value option in accordance with SFAS No. 159, subsequent changes in fair value are recorded as an adjustment to earnings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis, including financial instruments in which the Bancorp has elected the fair value option in accordance with SFAS No. 159.

	Fair Value Measurements Using
As of September 30, 2008 ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Fair Value
Assets:
Available-for-sale securities (a)	$427	11,805	149	(f)	$12,381
Trading securities	3	912	—		915
Loans held for sale (b)	—	844	—		844
Residential mortgage loans (c)	—	—	5		5
Other assets (d)	16	1,181	4		1,201

Total assets	$446	14,742	158		$15,346

Liabilities:
Other liabilities (e)	$33	846	14		$893

Total liabilities	$33	846	14		$893

(a)	Excludes FHLB and FRB stock totaling $544 million and $252 million, respectively, which are carried at par.
(b)	Includes residential mortgage loans held for sale.
(c)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(d)	Includes derivatives with a positive fair value.
(e)	Includes derivatives with a negative fair value, short positions and certain deferred compensation liabilities.
(f)	See Note 4 for a sensitivity analysis on residual interests from securitizations of automobile loans.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and Trading securities

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

Residential mortgage loans held for sale

For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain assets, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. Residential mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended				Nine Months Ended
($ in millions)	Available- for-Sale Securities	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value	Available- for- Sale Securities	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$173	—	(7)	$166	$10	—	(4)	$6
Total gains or losses (realized/unrealized):
Included in earnings	(10)	(1)	11	—	(8)	(1)	—	(9)
Included in other comprehensive income	(1)	—	—	(1)	1	—	—	1
Purchases, sales, issuances, settlements-net	(13)	6	(14)	(21)	146	6	(6)	146
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—

Ending balance	$149	5	(10)	$144	$149	5	(10)	$144

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (b)	$(10)	(1)	(7)	$(18)	$(8)	(1)	(7)	$(16)

(a)	Net derivatives include derivative assets of $4 million and derivative liabilities of $14 million at September 30, 2008.
(b)	Includes interest income and expense.

The total gains and losses included in earnings for the three and nine months ended September 30, 2008 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

($ in millions)	Gains (Losses) For Three Months Ended	Gains (Losses) For Nine Months Ended
Interest income	$2	$5
Corporate banking revenue	—	(5)
Mortgage banking net revenue	8	10
Other noninterest income	2	(5)
Securities gains (losses), net	(12)	(14)

Total gains (losses)	$—	$(9)

The total gains and losses included in earnings for the three and nine months ended September 30, 2008 attributable to changes in unrealized gains and losses related to assets still held at September 30, 2008 were recorded in the Condensed Consolidated Statements of Income as follows:

($ in millions)	Gains (Losses) For Three Months Ended	Gains (Losses) For Nine Months Ended
Interest income	$2	$5
Corporate banking revenue	1	1
Mortgage banking net revenue	(3)	(3)
Other noninterest income	(6)	(5)
Securities gains (losses), net	(12)	(14)

Total gains (losses)	$(18)	$(16)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Carrying Value at September 30, 2008				Total Gains (Losses)
($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Three Months Ended September 30, 2008	Nine months Ended September 30, 2008
Commercial loans	$—	—	356	$356	$(70)	$(207)
Commercial mortgage loans	—	—	205	205	(83)	(150)
Commercial construction loans	—	—	293	293	(116)	(237)
Servicing rights	—	—	294	294	(23)	1

Total	$—	—	1,148	$1,148	$(292)	$(593)

During 2008, certain loans included in the Bancorp’s loan portfolio were deemed impaired in accordance with SFAS No. 114. The fair value of the impaired commercial loans totaled $167 million at September 30, 2008. The losses from fair value adjustments relating to impairment on these commercial loans totaled $67 million and $204 million for the three and nine months ended September 30, 2008. The fair value and impairment on commercial mortgage and commercial construction loans is shown in the previous table. The fair value was calculated based on the fair value of the underlying collateral. Therefore, these loans were classified within Level 3 of the valuation hierarchy.

During the third quarter of 2008, the Bancorp repurchased $513 million of commercial loans at par from a QSPE under its liquidity asset purchase agreement. A fair value charge of $3 million was recorded on $213 million of the loans upon repurchase. The fair value of these commercial loans was $189 million at September 30, 2008. The fair value of the commercial loans was valued based on the difference between the existing interest rate spread on each commercial loan and the target spread and utilization of a discounted cash flow analysis. Therefore, these loans were classified within Level 3 of the valuation hierarchy. See Note 8 for further information on the loans repurchased from the QSPE.

During the first quarter of 2008, the Bancorp recognized temporary impairment of $56 million in certain classes of the MSR portfolio in which the carrying value of the MSRs was written down to the fair value as of March 31, 2008. In the second quarter of 2008, the Bancorp recognized a recovery of the impairment of $80 million. During the third quarter of 2008, the Bancorp recognized temporary impairment of $23 million in certain classes of the MSR portfolio in which the carrying value of the MSRs was written down to the fair value as of September 30, 2008. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy.

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

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value in accordance with SFAS No. 159. Residential loans with a fair value of $5 million at September 30, 2008, including fair value losses of $1 million, were transferred to the Bancorp’s portfolio during the three and nine months ended September 30, 2008.

Fair value changes included in earnings for instruments for which the fair value option was elected included gains of $1 million and $9 million, respectively, for the three and nine months ended September 30, 2008 and are reported as mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans reclassified from held for sale to held for investment were $1 million for the three and nine months ended September 30, 2008. Instrument-specific credit risk for residential mortgage loans held for sale measured at fair value are immaterial to the Bancorp’s Condensed Consolidated Financial Statements due to the short time period between the origination and sale of the loans, and the lack of delinquent loans at September 30, 2008. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value as of September 30, 2008.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$849	832	$17
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

17. Business Segments

Results of operations and selected financial information by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended September 30, 2008:
Net interest income (a)	$502	442	141	1	46	(64)	—		1,068
Provision for loan and lease losses	235	87	124	3	12	480	—		941

Net interest income after provision for loan and lease losses (a)	267	355	17	(2)	34	(544)	—		127
Noninterest income:
Electronic payment processing revenue	—	49	—	201	—	(1)	(14	) (b)	235
Service charges on deposits	46	124	—	—	2	—	—		172
Corporate banking revenue	98	3	—	—	3	—	—		104
Investment advisory revenue	1	20	—	—	89	(1)	(19	) (c)	90
Mortgage banking net revenue	—	1	44	—	—	—	—		45
Other noninterest income	16	15	8	12	2	59	—		112
Securities gains (losses), net	—	—	21	—	—	(62)	—		(41)

Total noninterest income	161	212	73	213	96	(5)	(33)		717
Noninterest expense:
Salaries, wages and incentives	68	104	25	17	33	74	—		321
Employee benefits	10	25	6	3	5	23	—		72
Net occupancy expense	4	41	2	1	3	26	—		77
Payment processing expense	—	2	—	68	—	—	—		70
Technology and communications	(1)	4	—	12	1	31	—		47
Equipment expense	1	11	—	—	—	22	—		34
Other noninterest expense	146	123	48	43	48	(29)	(33)		346

Total noninterest expense	228	310	81	144	90	147	(33)		967
Income (loss) before income taxes (a)	200	257	9	67	40	(696)	—		(123)
Applicable income taxes (a)	45	91	3	24	14	(244)	—		(67)

Net income (loss)	155	166	6	43	26	(452)	—		(56)
Dividends on preferred stock	—	—	—	—	—	25	—		25

Net income (loss) available to common shareholders	155	166	6	43	26	(477)	—		(81)

Average assets	$48,387	46,068	22,497	969	5,082	(8,219)	—		114,784

(a)	Includes fully taxable-equivalent adjustment of $5 million for the three months ended September 30, 2008.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended September 30, 2007:
Net interest income (a)	$330	374	97	(3)	39	(77)	—		760
Provision for loan and lease losses	22	44	40	3	5	25	—		139

Net interest income after provision for loan and lease losses (a)	308	330	57	(6)	34	(102)	—		621
Noninterest income:
Electronic payment processing revenue	(1)	44	—	180	—	—	(11	) (b)	212
Service charges on deposits	37	113	—	—	2	(1)	—		151
Corporate banking revenue	82	3	—	1	3	2	—		91
Investment advisory revenue	1	23	—	—	96	(2)	(23	) (c)	95
Mortgage banking net revenue	—	1	24	—	—	1	—		26
Other noninterest income	17	19	22	9	1	25	—		93
Securities gains, net	—	—	—	—	—	13	—		13

Total noninterest income	136	203	46	190	102	38	(34)		681
Noninterest expense:
Salaries, wages and incentives	54	96	11	15	35	99	—		310
Employee benefits	9	23	6	3	6	20	—		67
Net occupancy expense	4	34	2	1	2	23	—		66
Payment processing expense	—	2	—	63	—	—	—		65
Technology and communications	1	3	—	8	1	28	—		41
Equipment expense	1	9	—	1	—	19	—		30
Other noninterest expense	124	110	41	33	52	(52)	(34)		274

Total noninterest expense	193	277	60	124	96	137	(34)		853
Income (loss) before income taxes (a)	251	256	43	60	40	(201)	—		449
Applicable income taxes (a)	68	90	15	21	14	(84)	—		124

Net income (loss)	183	166	28	39	26	(117)	—		325
Dividends on preferred stock	—	—	—	—	—	—	—		—

Net income (loss) available to common shareholders (d)	183	166	28	39	26	(117)	—		325

Average assets	$38,693	44,405	23,715	906	5,835	(11,423)	—		102,131

(a)	Includes fully taxable-equivalent adjustment of $6 million for the three months ended September 30, 2007.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(d)	Dividends on preferred stock were $.185 million for the three months ended September 30, 2007.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Nine months ended September 30, 2008:
Net interest income (a)	$1,210	1,226	361	3	137	(299)	—		2,638
Provision for loan and lease losses	517	226	305	11	21	1,123	—		2,203

Net interest income after provision for loan and lease losses (a)	693	1,000	56	(8)	116	(1,422)	—		435
Noninterest income:
Electronic payment processing revenue	(2)	141	—	593	1	(3)	(48	) (b)	682
Service charges on deposits	136	336	—	—	7	(1)	—		478
Corporate banking revenue	301	9	—	—	12	1	—		323
Investment advisory revenue	4	65	—	—	276	(5)	(65	) (c)	275
Mortgage banking net revenue	—	12	215	—	1	—	—		228
Other noninterest income	40	53	32	35	1	178	—		339
Securities gains (losses), net	—	—	24	—	—	(45)	—		(21)

Total noninterest income	479	616	271	628	298	125	(113)		2,304
Noninterest expense:
Salaries, wages and incentives	194	302	84	50	99	271	—		1,000
Employee benefits	36	81	20	10	21	48	—		216
Net occupancy expense	13	118	6	3	8	74	—		222
Payment processing expense	—	5	—	197	—	1	—		203
Technology and communications	(2)	12	2	31	2	97	—		142
Equipment expense	2	31	1	1	1	59	—		95
Other noninterest expense	423	366	145	129	154	(439)	(113)		665

Total noninterest expense	666	915	258	421	285	111	(113)		2,543
Income (loss) before income taxes (a)	506	701	69	199	129	(1,408)	—		196
Applicable income taxes (a)	102	247	24	70	46	(322)	—		167

Net income (loss)	404	454	45	129	83	(1,086)	—		29
Dividends on preferred stock	—	—	—	—	—	26	—		26

Net income (loss) available to common shareholders	404	454	45	129	83	(1,112)	—		3

Average assets	$46,786	45,556	23,133	988	5,601	(9,332)	—		112,732

(a)	Includes fully taxable-equivalent adjustment of $17 million for the nine months ended September 30, 2008.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Nine months ended September 30, 2007:
Net interest income (a)	$976	1,081	298	(4)	113	(217)	—		2,247
Provision for loan and lease losses	71	104	93	8	10	58	—		344

Net interest income after provision for loan and lease losses (a)	905	977	205	(12)	103	(275)	—		1,903
Noninterest income:
Electronic payment processing revenue	(5)	129	—	510	1	(1)	(32	) (b)	602
Service charges on deposits	112	304	—	(1)	5	(1)	—		419
Corporate banking revenue	238	9	—	2	8	4	—		261
Investment advisory revenue	2	69	—	—	291	(4)	(70	) (c)	288
Mortgage banking net revenue	—	4	99	—	1	3	—		107
Other noninterest income	51	56	55	29	2	74	—		267
Securities gains, net	—	—	—	—	—	14	—		14

Total noninterest income	398	571	154	540	308	89	(102)		1,958
Noninterest expense:
Salaries, wages and incentives	161	279	36	46	104	286	—		912
Employee benefits	35	75	20	9	21	62	—		222
Net occupancy expense	11	101	6	3	7	71	—		199
Payment processing expense	—	5	—	171	—	—	—		176
Technology and communications	4	11	1	23	2	81	—		122
Equipment expense	2	27	1	3	1	56	—		90
Other noninterest expense	370	325	124	97	163	(328)	(102)		649

Total noninterest expense	583	823	188	352	298	228	(102)		2,370
Income (loss) before income taxes (a)	720	725	171	176	113	(414)	—		1,491
Applicable income taxes (a)	189	256	60	62	40	(175)	—		432

Net income (loss)	531	469	111	114	73	(239)	—		1,059
Dividends on preferred stock	—	—	—	—	—	—	—		—

Net income (loss) available to common shareholders (d)	531	469	111	114	73	(239)	—		1,059

Average assets	$37,797	44,706	23,385	1,093	5,887	(12,161)	—		100,707

(a)	Includes fully taxable-equivalent adjustment of $18 million for the nine months ended September 30, 2007.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(d)	Dividends on preferred stock were $.555 million for the nine months ended September 30, 2007.

18. Subsequent Event

On October 14, 2008, the U.S. Department of Treasury announced the creation of a voluntary Capital Purchase Program as part of its efforts to provide a firmer capital foundation for financial institutions and to increase credit availability to consumers and businesses. As part of the program, eligible financial institutions will be able to sell equity interests to the U.S. Department of Treasury in amounts equal to 1 percent to 3 percent of the institution’s risk-weighted assets. These equity interests will constitute Tier 1 capital. On October 28, 2008, the Bancorp received notification that the U.S Department of Treasury intends to invest approximately $3.45 billion in senior preferred stock and related warrants under the terms of the Capital Purchase Program.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 9 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2008 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases of equity securities by the Bancorp during the third quarter of 2008.

Defaults Upon Senior Securities (Item 3)

None.

Submission of Matters to a Vote of Security Holders (Item 4)

None.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Second Amended Articles of Incorporation, as amended. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

3.2	Code of Regulations, as amended. Incorporated by reference to Registrant’s Registration Statement on Form S-3 (No. 333-141560), as amended by Post-Effective Amendment No. 1 filed with the Securities and Exchange Commission on April 28, 2008.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 7, 2008	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and Chief Financial Officer