Form 10-K
period 2008-12-31
FIFTH THIRD BANCORP
filed 2009-03-02
CIK 35527

2008 ANNUAL REPORT

FINANCIAL CONTENTS

Annual Report on Form 10-K	101
Consolidated Ten Year Comparison	115
Directors and Officers	116
Corporate Information

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either national or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties in combining the operations of acquired entities; (21) lower than expected gains related to any potential sale of businesses; (22) loss of income from any potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (23) ability to secure confidential information through the use of computer systems and telecommunications networks; and (24) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third) financial condition and results of operations during the periods included in the Consolidated Financial Statements, which are a part of this report. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: SELECTED FINANCIAL DATA
For the years ended December 31 ($ in millions, except per share data)	2008	2007	2006	2005	2004
Income Statement Data
Net interest income (a)	$3,536	3,033	2,899	2,996	3,048
Noninterest income	2,946	2,467	2,012	2,374	2,355
Total revenue (a)	6,482	5,500	4,911	5,370	5,403
Provision for loan and lease losses	4,560	628	343	330	268
Noninterest expense	4,564	3,311	2,915	2,801	2,863
Net income (loss)	(2,113)	1,076	1,188	1,549	1,525
Net income (loss) available to common shareholders	(2,180)	1,075	1,188	1,548	1,524
Common Share Data
Earnings per share, basic	$(3.94)	2.00	2.14	2.79	2.72
Earnings per share, diluted	(3.94)	1.99	2.13	2.77	2.68
Cash dividends per common share	.75	1.70	1.58	1.46	1.31
Book value per share	13.57	17.18	18.00	16.98	15.99
Financial Ratios
Return on assets	(1.85)%	1.05	1.13	1.50	1.61
Return on average common equity	(23.0)	11.2	12.1	16.6	17.2
Average equity as a percent of average assets	8.78	9.35	9.32	9.06	9.34
Tangible equity	7.86	6.05	7.79	6.87	8.35
Tangible common equity	4.23	6.14	7.95	7.22	8.50
Net interest margin (a)	3.54	3.36	3.06	3.23	3.48
Efficiency (a)	70.4	60.2	59.4	52.1	53.0
Credit Quality
Net losses charged off	$2,710	462	316	299	252
Net losses charged off as a percent of average loans and leases	3.23%	.61	.44	.45	.45
Allowance for loan and lease losses as a percent of loans and leases	3.31	1.17	1.04	1.06	1.19
Allowance for credit losses as a percent of loans and leases (b)	3.54	1.29	1.14	1.16	1.31
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (c)	2.96	1.32	.61	.52	.51
Average Balances
Loans and leases, including held for sale	$85,835	78,348	73,493	67,737	57,042
Total securities and other short-term investments	14,045	11,994	21,288	24,999	30,597
Total assets	114,296	102,477	105,238	102,876	94,896
Transaction deposits (d)	52,584	50,987	49,678	48,177	43,260
Core deposits (e)	63,719	61,765	60,178	56,668	49,468
Wholesale funding (f)	36,357	27,254	31,691	33,615	33,629
Shareholders’ equity	10,038	9,583	9,811	9,317	8,860
Regulatory Capital Ratios
Tier I capital	10.59%	7.72	8.39	8.35	10.31
Total risk-based capital	14.78	10.16	11.07	10.42	12.31
Tier I leverage	10.27	8.50	8.44	8.08	8.89
(a)	Amounts presented on a fully taxable equivalent basis (FTE). The taxable equivalent adjustments for years ending December 31, 2008, 2007, 2006, 2005 and 2004 were $22 million, $24 million, $26 million, $31 million and $36 million, respectively.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(c)	Excludes nonaccrual loans held for sale.
(d)	Includes demand, interest checking, savings, money market and foreign office deposits.
(e)	Includes transaction deposits plus other time deposits.
(f)	Includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.

TABLE 2: QUARTERLY INFORMATION (unaudited)
	2008				2007
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$897	1,068	744	826	785	760	745	742
Provision for loan and lease losses	2,356	941	719	544	284	139	121	84
Noninterest income	642	717	722	864	509	681	669	608
Noninterest expense	2,022	967	858	715	940	853	765	753
Net income (loss)	(2,142)	(56)	(202)	286	16	325	376	359
Net income (loss) available to common shareholders	(2,184)	(81)	(202)	286	16	325	376	359
Earnings per share, basic	(3.82)	(.14)	(.37)	.54	.03	.61	.69	.65
Earnings per share, diluted	(3.82)	(.14)	(.37)	.54	.03	.61	.69	.65

14	Fifth Third Bancorp

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2008, the Bancorp had $119.8 billion in assets, operated 18 affiliates with 1,307 full-service Banking Centers including 92 Bank Mart® locations open seven days a week inside select grocery stores and 2,341 Jeanie® ATMs in the Midwestern and Southeastern regions of the United States. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Fifth Third Processing Solutions (FTPS) and Investment Advisors.

The Bancorp believes that banking is first and foremost a relationship business where the strength of the competition and challenges for growth can vary in every market. Its affiliate-operating model provides a competitive advantage by keeping the decisions close to the customer and by emphasizing individual relationships. Through its affiliate-operating model, individual managers from the banking center to the executive level are given the opportunity to tailor financial solutions for their customers.

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2008, net interest income, on a fully taxable equivalent (FTE) basis, and noninterest income provided 55% and 45% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Net interest income, net interest margin and the efficiency ratio are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Noninterest income is derived primarily from electronic funds transfer (EFT) and merchant transaction processing fees, card interchange, fiduciary and investment management fees, corporate banking revenue, service charges on deposits and mortgage banking revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, in addition to expenses incurred in the processing of credit and debit card transactions for its customers and merchant and financial institution clients.

On May 2, 2008, the Bancorp completed the purchase of nine branches located in Atlanta and deposits of $114 million from First Horizon National Corporation (First Horizon). On June 6, 2008, the Bancorp completed its acquisition of First Charter Corporation (First Charter), a regional financial services company with assets of $4.8 billion that operated 57 branches in North Carolina and 2 in suburban Atlanta, paying $31.00 per First Charter share, or approximately $1.1 billion. On October 31, 2008, the Bancorp assumed approximately $257 million of deposits from the Federal Deposit Insurance Corporation (FDIC) acting as receiver for Freedom Bank in Bradenton, Florida.

Earnings Summary

During 2008, the Bancorp continued to be affected by the economic slowdown and market disruptions. The Bancorp’s net loss was $2.2 billion, or $3.94 per diluted share, which included $67 million in preferred stock dividends. Net income was $1.1 billion, or $1.99 per diluted share, for 2007. Results for both years reflect a number of significant items.

Items affecting 2008 include:

•

$965 million of noninterest expense due to a goodwill impairment charge reflecting the decline in estimated fair values of certain of the Bancorp’s business reporting units below their carrying values and the determination that the implied fair values of the reporting units were less than their carrying values;

•	$339 million and $19 million of net interest income due to the accretion of purchase accounting adjustments related to loans and deposits, respectively, from acquisitions during 2008;
•

$273 million of other noninterest income related to the redemption of a portion of Fifth Third’s ownership interests in Visa, Inc. (Visa) and $99 million in net reductions to noninterest expense to reflect the recognition of the Bancorp’s proportional share of the Visa escrow account, partially offset by additional charges for probable future Visa litigation settlements;

•

$229 million after-tax impact of charges relating to a change in the projected timing of cash flows relating to income taxes for certain leveraged leases. This charge consisted of approximately $130 million pre-tax, reflected as a reduction in interest income, and an increase of approximately $140 million in tax expense required for interest;

•	$215 million reduction to other noninterest income to reflect the lower cash surrender value of one of the Bancorp’s Bank Owned Life Insurance (BOLI) policies;
•

$104 million reduction to noninterest income due to other-than-temporary impairment (OTTI) charges on Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and certain bank trust preferred securities;

Fifth Third Bancorp	15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

$76 million of other noninterest income, partially offset by $36 million in related litigation expense, due to the successful resolution of a court case related to goodwill created in the 1998 acquisition of CitFed (the CitFed litigation); and

•

Preferred stock dividends increased from $1 million to $67 million in 2008 due to the issuance of Series G preferred stock in the second quarter of 2008 and repurchase of Series D and Series E preferred stock in the fourth quarter of 2008. The repurchase of Series D and Series E preferred stock resulted in preferred stock dividends of $19 million, which was the amount of the repurchase price in excess of the par value of the preferred stock.

For comparison purposes, items affecting 2007 include:

•	$177 million reduction to other noninterest income to reflect the lower cash surrender value of one of the Bancorp’s BOLI policies;
•	$172 million of other noninterest expense relating to the indemnification of estimated current and future Visa litigation settlements;
•	$16 million of noninterest income from the sale of non-strategic credit card accounts; and
•	$15 million of other noninterest income from the sale of FDIC deposit insurance credits.

Net interest income (FTE) increased to $3.5 billion, from $3.0 billion in 2007. The primary reason for the 17% increase in net interest income was an 11% increase in average interest-earning assets. Additionally, the benefit from the accretion of purchase accounting adjustments related to the second quarter acquisition of First Charter, totaling $358 million, was largely offset by $130 million in charges relating to leveraged leases and the cost of carrying higher balances of nonaccrual loans and leases. Net interest margin was 3.54% in 2008, an increase of 18 basis points (bp) from 2007.

Noninterest income increased 19%, from $2.5 billion to $2.9 billion, in 2008. The increase in noninterest income was impacted by a $273 million gain related to the redemption of a portion of Fifth Third’s ownership interests in Visa, offset by $104 million due to OTTI charges on FNMA and FHLMC preferred stock and certain bank trust preferred securities. Growth occurred in several categories compared to 2007. Electronic payment processing revenue increased 11% due to higher transaction volumes. Service charges on deposits grew 11% due to decreased earnings credits and higher customer activity. Corporate banking revenue increased 21% as the Bancorp realized growth from the buildout of its suite of commercial products in 2007. Mortgage banking net revenue increased 50% due to higher sales margins, increased volume of portfolio loans sold and the impact of Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.

Noninterest expense increased $1.3 billion compared to 2007. Noninterest expense in 2008 included $965 million of noninterest expense due to a goodwill impairment charge, the aforementioned $99 million reduction to expenses related to Visa litigation reserves and Visa’s funding of an escrow account, $65 million increases in salaries and benefits from the adoption of SFAS No. 159, and $36 million in litigation expense due to the successful resolution of the CitFed litigation. Noninterest expense in 2007 included $172 million related to the indemnification of estimated current and future Visa litigation settlements. The growth in noninterest expense can also be attributed to increased FDIC insurance due to the depletion of the Bancorp’s prior FDIC insurance premium credits in 2008, a higher provision for unfunded commitments, increases in the credit component of fair value marks on counterparty derivatives, increases in loan and lease processing costs from higher collection activities over the past year and increased volume-related processing expenses.

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakening economic conditions. The housing markets continued to weaken during 2008, particularly in the upper Midwest and Florida. Additionally, economic conditions deteriorated throughout 2008, putting significant stress on the Bancorp’s commercial and consumer loan portfolios. Consequently, the provision for loan and lease losses increased to $4.6 billion for the year ended December 31, 2008 compared to $628 million during 2007. Net charge-offs as a percent of average loans and leases were 3.23% in 2008 compared to .61% in 2007. At December 31, 2008, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (excluding nonaccrual loans held for sale) increased to 2.96% from 1.32% at December 31, 2007. During the fourth quarter of 2008, the Bancorp sold or transferred to held-for-sale $1.3 billion in carrying value of commercial loans and incurred $800 million in charge-offs on those loans, in order to address some of the more problematic loan portfolios, specifically real estate loans in Florida and Michigan. Refer to the Credit Risk Management section in Management’s Discussion and Analysis for more information on credit quality.

In response to the current economic operating environment and uncertain future trends, the Bancorp took actions to strengthen its capital position in 2008. During the second quarter of 2008, management raised its capital target to an eight to nine percent Tier 1 capital ratio and issued approximately $1.0 billion in Tier 1 capital in the form of convertible preferred shares. During 2008, the Bancorp reduced its common dividend due to the outlook for a continued negative credit environment, preserving over $580 million of capital in 2008 relative to the prior level, and nearly $1.0 billion in 2009. On December 31, 2008, the Bancorp received $3.4 billion as part of the U.S. Department of Treasury (U.S Treasury) Capital Purchase Program (CPP) and issued senior preferred stock and ten-year warrants under the terms of the program - impacting the Bancorp’s Tier 1 capital ratio and total risk-based capital ratio by approximately 3.00%. The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (FRB). As of December 31, 2008, the Tier 1 capital ratio was 10.59%, the Tier 1 leverage ratio was 10.27% and the total risk-based capital ratio was 14.78%.

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2008 and 2007 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

16	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp has six critical accounting policies, which include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. No material changes have been made during the year ended December 31, 2008 to the valuation techniques or models described below.

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to commercial loans that are not impaired or are impaired but smaller than an established threshold and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

Homogenous loans and leases, such as consumer installment and residential mortgage loans, are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category. Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

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

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans increase by approximately $190 million at December 31, 2008. The Bancorp’s determination of the allowance for residential and retail loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates increase by 10%, the allowance for residential and consumer loans would increase by approximately $100 million at December 31, 2008. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the United States. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and credit grade migration. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income.

Fifth Third Bancorp	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in either other assets or accrued taxes, interest and expenses in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As described in greater detail in Note 16 of the Notes to Consolidated Financial Statements, the Internal Revenue Service (IRS) has challenged the Bancorp’s tax treatment of certain leasing transactions. For additional information on income taxes, see Note 22 of the Notes to Consolidated Financial Statements.

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

The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the servicing rights are stratified into classes based on the financial asset type and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

The change in the fair value of mortgage servicing rights (MSRs) at December 31, 2008 due to immediate 10% and 20% adverse changes in the current prepayment assumptions would be approximately $33 million and $63 million, respectively, and due to immediate 10% and 20% favorable changes in the current prepayment assumptions would be approximately $37 million and $78 million, respectively. The change in the fair value of the MSR portfolio at December 31, 2008 due to immediate 10% and 20% adverse changes in the discount rate assumption would be approximately $15 million and $30 million, respectively, and due to immediate 10% and 20% favorable changes in the discount rate assumption would be approximately $16 million and $34 million, respectively. The sensitivity analysis related to other consumer and commercial servicing rights is not material to the Bancorp’s Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Additionally, the effect of the Bancorp’s non-qualifying hedging strategy, which is maintained to lessen the impact of changes in value of the MSR portfolio, is excluded from the above analysis.

Fair Value Measurements

Effective January 1, 2008, the Bancorp adopted SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves discounting future amounts to a single present amount and is based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

The Bancorp measures financial assets and liabilities at fair value in accordance with SFAS No. 157. These measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: available-for-sale and trading securities, residential mortgage loans held for sale and certain derivatives. The following is a summary of valuation techniques utilized by the Bancorp for its significant financial assets and liabilities measured at fair value on a recurring basis.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such securities would generally be classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or an absence of observable market data around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. A significant portion of the Bancorp’s available-for-sale securities are agency mortgage-backed securities that are fair valued using a market approach and the Bancorp has determined them to be Level 2 in the fair value hierarchy. A significant portion of the Bancorp’s trading securities are variable rate demand notes (VRDNs), that are fair valued using a market approach, and the Bancorp has determined them to be Level 2 in the fair value hierarchy.

Residential mortgage loans held for sale

For residential mortgage loans held for sale, fair value is estimated based upon mortgage backed securities prices and spreads to those prices. Residential mortgage loans held for sale are fair valued using a market approach and the Bancorp has determined them to be Level 2 in the fair value hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Most derivative contracts are measured using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters. Derivative positions that are valued utilizing models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. A majority of the derivatives are fair valued using an income approach and the Bancorp has determined them to be Level 2 in the fair value hierarchy.

Valuation techniques and parameters used for measuring financial assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness.

In addition to the financial assets and liabilities measured at fair value on a recurring basis, the Bancorp measures servicing rights and certain loans at fair value on a nonrecurring basis. Refer to Note 25 of the Notes to Consolidated Financial Statements for further information.

Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be reported at and tested for impairment at the Bancorp’s reporting unit level on an annual basis and more frequently in certain circumstances. These circumstances include significant declines in the Bancorp’s stock price that result in a market capitalization below book value. The Bancorp has determined that its segments qualify as reporting units under the guidance of SFAS No. 142. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value, which is determined through a two-step impairment test. The first step (Step 1) compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) of the goodwill impairment test is performed to measure the impairment loss amount, if any.

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. To determine the fair value of a reporting unit, the Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and allocates this market-based fair value measurement to the Bancorp’s reporting units in order to corroborate the results of the income approach.

When required to perform Step 2, the Bancorp compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss equal to that excess amount is recognized, not to exceed the goodwill carrying amount. Consistent with SFAS No. 142, during Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 8 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

Fifth Third Bancorp	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

Weakness in the economy and in the real estate market, including specific weakness within Fifth Third’s geographic footprint, has adversely affected Fifth Third and may continue to adversely affect Fifth Third.

If the strength of the U.S. economy in general and the strength of the local economies in which Fifth Third conducts operations continues to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and allowance for loan and lease losses. A significant portion of Fifth Third’s residential mortgage and commercial real estate loan portfolios are comprised of borrowers in Michigan, Northern Ohio and Florida, which markets have been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect Fifth Third’s financial condition and results of operations.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted Fifth Third and may continue to adversely impact Fifth Third.

Fifth Third has experienced a downturn in credit performance and expects credit conditions and the performance of its loan portfolio to continue to deteriorate in the near term. This caused Fifth Third to increase its allowance for loan and lease losses, driven primarily by higher allocations related to residential mortgage and home equity loans, commercial real estate loans and loans of entities related to or dependant upon the real estate industry. If the performance of Fifth Third’s loan portfolio does not improve or stabilize, additional increases in the allowance for loan and lease losses may be necessary in the future. Accordingly, a decrease in the quality of Fifth Third’s credit portfolio could have a material adverse effect on earnings and results of operations.

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

Fifth Third is required to maintain certain capital levels in accordance with banking regulations. Fifth Third must also maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities. Fifth Third’s ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which it operates. Additionally, if Fifth Third sought additional sources of capital, liquidity or funding, those additional sources could dilute current shareholders’ ownership interests.

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

As a regulated entity, Fifth Third must maintain certain capital requirements that may limit its operations and potential growth.

Fifth Third is a bank holding company and a financial holding company. As such, Fifth Third is subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System, including risk-based and leverage capital requirements. Fifth Third must maintain certain risk-based and leverage capital ratios as required by its banking regulators and which can change depending upon general economic conditions and Fifth Third’s particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect Fifth Third’s ability to expand or maintain present business levels.

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

Problems encountered by financial institutions larger or similar to Fifth Third could adversely affect financial markets generally and have indirect adverse effects on Fifth Third.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Bancorp interacts on a daily basis, and therefore could adversely affect Fifth Third.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Two of Fifth Third’s most critical estimates are the level of the allowance for loan and lease losses and the valuation of mortgage servicing rights. Due to the uncertainty of estimates involved, Fifth Third may have to significantly increase the allowance for loan and lease losses and/or sustain credit losses that are significantly higher than the provided allowance and could recognize a significant provision for impairment of its mortgage servicing rights. If Fifth Third’s allowance for loan and lease losses is not adequate, Fifth Third’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. For more information on the sensitivity of these estimates, please refer to the Critical Accounting Policies section.

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

The accounting standard setters, including FASB, U.S. Securities and Exchange Commission (SEC) and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Fifth Third’s consolidated financial statements. These changes can be hard to predict and can materially impact how Fifth Third records and reports its financial condition and results of operations. In some cases, Fifth Third could be required to apply a new or revised standard retroactively, which would result in the restatement of Fifth Third’s prior period financial statements.

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

Fifth Third’s business, financial condition and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to participating in the U.S. Treasury’s CPP, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits. These programs subject Fifth Third and other financial institutions who have participated in these programs to additional restrictions, oversight and/or costs that

Fifth Third Bancorp	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

may have an impact on Fifth Third’s business, financial condition, results of operations or the price of its common stock.

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. Fifth Third cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on Fifth Third. Additional regulation could affect Fifth Third in a substantial way and could have an adverse effect on its business, financial condition and results of operations.

Fifth Third and/or the holders of its securities could be adversely affected by unfavorable ratings from rating agencies.

Fifth Third’s ability to access the capital markets is important to its overall funding profile. This access is affected by the ratings assigned by rating agencies to Fifth Third, certain of its affiliates and particular classes of securities they issue. The interest rates that Fifth Third pays on its securities are also influenced by, among other things, the credit ratings that it, its affiliates and/or its securities receive from recognized rating agencies. A downgrade to Fifth Third’s, or its affiliates’, credit rating could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to Fifth Third, its affiliates or their securities could also create obligations or liabilities to Fifth Third under the terms of its outstanding securities that could increase Fifth Third’s costs or otherwise have a negative effect on Fifth Third’s results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by Fifth Third or its affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

The financial services industry is highly competitive and creates competitive pressures that could adversely affect Fifth Third’s revenue and profitability.

The financial services industry in which Fifth Third operates is highly competitive. Fifth Third competes not only with commercial banks, but also with insurance companies, mutual funds, hedge funds, and other companies offering financial services in the U.S., globally and over the internet. Fifth Third competes on the basis of several factors, including capital, access to capital, products, services, transaction execution, innovation, reputation and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. In fiscal 2008, this trend accelerated considerably, as several major U.S. financial institutions consolidated, were forced to merge, received substantial government assistance or were placed into conservatorship by the U.S. Government. These developments could result in Fifth Third’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. Fifth Third may experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share by reducing prices.

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

Pursuant to the standardized terms of the CPP described previously, among other things, Fifth Third has agreed to institute certain restrictions on the compensation of certain senior management positions, which could have an adverse effect on Fifth Third’s ability to hire or retain the most qualified senior management. It is possible that the U.S. Treasury may, as it is permitted to do, impose further requirements on Fifth Third. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

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

Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Fifth Third’s bank and certain nonbank subsidiaries may pay. Also, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on Fifth Third Bancorp’s ability to receive dividends from its subsidiaries could have a material adverse effect on Fifth Third Bancorp’s liquidity and ability to pay dividends on stock or interest and principal on its debt.

22	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fifth Third’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted by the terms of the U.S. Treasury’s preferred stock investment in Fifth Third.

In December 2008, Fifth Third sold $3.4 billion of its Series F Preferred Stock to the U.S. Treasury pursuant to the terms of the CPP. For so long as any preferred stock issued under the CPP remains outstanding, those terms prohibit Fifth Third from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Fifth Third’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

Future acquisitions may dilute current shareholders’ ownership of Fifth Third and may cause Fifth Third to become more susceptible to adverse economic events.

Future business acquisitions could be material to Fifth Third and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require Fifth Third to use substantial cash or other liquid assets or to incur debt. In those events, Fifth Third could become more susceptible to economic downturns and competitive pressures.

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

Fifth Third may sell or consider selling one or more of its businesses. Should it determine to sell such a business, it may not be able to generate gains on sale or related increase in shareholders’ equity commensurate with desirable levels. Moreover, if Fifth Third sold such businesses, the loss of income could have an adverse effect on its earnings and future growth.

Fifth Third owns several non-strategic businesses that are not significantly synergistic with its core financial services businesses. Fifth Third has, from time to time, considered the sale of such businesses, which could supplement its capital by an estimated additional $1 billion or more. If it were to determine to sell such businesses, Fifth Third would be subject to market forces that may make completion of a sale unsuccessful or may not be able to do so within a desirable time frame. If Fifth Third were to complete the sale of non-core businesses, it would suffer the loss of income from the sold businesses, and such loss of income could have an adverse effect on its future earnings and growth.

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

Fifth Third and other financial institutions have been the subject of increased litigation which could result in legal liability and damage to its reputation.

Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Fifth Third is also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding its business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions and companies, Fifth Third is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against Fifth Third could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

Fifth Third Bancorp	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest-bearing liabilities, such as demand deposits, or shareholders’ equity.

Table 4 presents the components of net interest income, net interest margin and net interest spread for 2008, 2007 and 2006. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 5 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

During 2008, a number of market forces impacted net interest income. The decreasing rate environment, spurred by the Federal Reserve monetary policies throughout the year, initially allowed deposits to reprice further than loans due to increased credit spreads on new originations. This effect was muted during the second half of 2008 as disruptions in the credit markets created a highly competitive deposit rate environment. Loan yields came under further downward pressure due to the increased levels of nonperforming loans and leases. Other adjustments included the accretion of discounts on acquired loans, primarily as a result of the second quarter 2008 acquisition of First Charter, which increased net interest income by $339 million during 2008. The purchase accounting accretion reflects the high discount rate in the market at the time of the acquisition; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. During the second quarter of 2008, the Bancorp recognized a reduction of approximately $130 million to interest income on commercial leases as a result of the recalculation of cash flows on certain leveraged leases. More information on the leveraged lease adjustment can be found in Note 16 of the Notes to Consolidated Financial Statements.

Overall, net interest income (FTE) was $3.5 billion for 2008, compared to $3.0 billion earned in 2007. The increase in net interest income compared to the prior year is the result of an 11% increase in average interest-earning assets combined with a 49 bp increase in net interest spread that was partially reduced by the increase in nonperforming loans. In 2008, $282 million in additional interest income would have been recorded if nonaccrual loans had been current compared to $144 million in 2007. Exclusive of the purchase accounting and leveraged lease adjustments, net interest income increased by $291 million, or 10%, over the prior year.

Reported net interest margin was 3.54% in 2008, compared to 3.36% in 2007. For the year, the negative effects of the leveraged lease adjustment, a reduction to net interest margin of 13 bp, and increase in nonperforming loans were offset by the positive impact from the accretion of the discounts on acquired loans, which increased net interest margin approximately 34 bp in 2008. Exclusive of the purchase accounting and leveraged lease adjustments, net interest margin was flat on a year-over-year basis as widening credit spreads were offset by higher nonaccrual loans and leases and a greater concentration in lower yielding commercial loans.

Total average interest-earning assets increased 11% from 2007. Average total commercial loans increased 19% and the investment portfolio increased 17%, while consumer loans decreased modestly. Commercial mortgage and commercial construction loans increased primarily as a result of acquisitions during the past year. Commercial and industrial loans increased due to the origination for portfolio of loans that historically were sold to the Bancorp’s off-balance sheet commercial paper conduit, coupled with the use of contingent liquidity facilities related to certain off-balance sheet programs that were drawn upon in 2008. These commercial loans have the effect of lowering the overall yield on commercial loans. Increases in the investment portfolio relate to both the Bancorp’s desire to keep an appropriately sized investment portfolio given the growth in loans and leases, which occurred primarily from acquisitions, coupled with the purchase of securities as part of the Bancorp’s non-qualifying hedging strategy related to mortgage servicing rights.

Interest income (FTE) from loans and leases decreased $481 million compared to 2007. Exclusive of the accretion of discounts on acquired loans and the leveraged lease adjustment during the second quarter of 2008, interest income (FTE) from loans and leases decreased $694 million, or 13%, compared to the prior year. The year-over-year decrease in interest income is a result of the repricing of variable rate loans in a declining rate environment, partially offset by the increase in average loan and lease balances. At the end of 2008, the Bancorp’s prime rate was 3.25% compared to 7.25% at the end of 2007. Interest income (FTE) from investment securities and short-term investments

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2008	2007	2006	2005	2004
Interest income (FTE)	$5,630	6,051	5,981	5,026	4,150
Interest expense	2,094	3,018	3,082	2,030	1,102
Net interest income (FTE)	3,536	3,033	2,899	2,996	3,048
Provision for loan and lease losses	4,560	628	343	330	268
Net interest income (loss) after provision for loan and lease losses (FTE)	(1,024)	2,405	2,556	2,666	2,780
Noninterest income	2,946	2,467	2,012	2,374	2,355
Noninterest expense	4,564	3,311	2,915	2,801	2,862
Income (loss) before income taxes and cumulative effect (FTE)	(2,642)	1,561	1,653	2,239	2,273
Fully taxable equivalent adjustment	22	24	26	31	36
Applicable income taxes	(551)	461	443	659	712
Income (loss) before cumulative effect	(2,113)	1,076	1,184	1,549	1,525
Cumulative effect of change in accounting principle, net of tax	-	-	4	-	-
Net income (loss)	(2,113)	1,076	1,188	1,549	1,525
Dividends on preferred stock	67	1	-	1	1
Net income (loss) available to common shareholders	($2,180)	1,075	1,188	1,548	1,524
Earnings per share, basic	($3.94)	2.00	2.14	2.79	2.72
Earnings per share, diluted	(3.94)	1.99	2.13	2.77	2.68
Cash dividends declared per common share	0.75	1.70	1.58	1.46	1.31

24	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 4: CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME (FTE)
For the years ended December 31	2008			2007			2006
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (a):
Commercial loans	$28,426	$1,520	5.35%	$22,351	$1,639	7.33%	$20,504	$1,479	7.21%
Commercial mortgage	12,776	866	6.78	11,078	801	7.23	9,797	700	7.15
Commercial construction	5,846	342	5.85	5,661	421	7.44	6,015	460	7.64
Commercial leases	3,680	18	0.49	3,683	158	4.29	3,730	185	4.97
Subtotal - commercial	50,728	2,746	5.41	42,773	3,019	7.06	40,046	2,824	7.05
Residential mortgage	10,993	705	6.41	10,489	642	6.13	9,574	568	5.94
Home equity	12,269	701	5.71	11,887	897	7.54	12,070	900	7.45
Automobile loans	8,925	566	6.34	10,704	674	6.30	9,570	552	5.77
Credit card	1,708	167	9.77	1,276	133	10.39	838	99	11.84
Other consumer loans and leases	1,212	64	5.28	1,219	65	5.36	1,395	68	4.87
Subtotal - consumer	35,107	2,203	6.27	35,575	2,411	6.78	33,447	2,187	6.54
Total loans and leases	85,835	4,949	5.77	78,348	5,430	6.93	73,493	5,011	6.82
Securities:
Taxable	13,082	643	4.91	11,131	566	5.08	20,306	904	4.45
Exempt from income taxes (a)	342	25	7.35	499	36	7.29	604	45	7.38
Other short-term investments	621	13	2.15	404	19	4.80	396	21	5.27
Total interest-earning assets	99,880	5,630	5.64	90,382	6,051	6.70	94,799	5,981	6.31
Cash and due from banks	2,490			2,275			2,477
Other assets	13,411			10,613			8,713
Allowance for loan and lease losses	(1,485)			(793)			(751)
Total assets	$114,296			$102,477			$105,238
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing core deposits:
Interest checking	$14,095	$126	0.89%	$14,820	$318	2.14%	$16,650	$398	2.39%
Savings	16,192	224	1.38	14,836	456	3.07	12,189	363	2.98
Money market	6,127	118	1.92	6,308	269	4.26	6,366	261	4.10
Foreign office deposits	2,153	34	1.60	1,762	73	4.15	732	29	3.93
Other time deposits	11,135	411	3.69	10,778	495	4.59	10,500	433	4.12
Total interest-bearing core deposits	49,702	913	1.84	48,504	1,611	3.32	46,437	1,484	3.20
Certificates - $100,000 and over	9,531	324	3.40	6,466	328	5.07	5,795	278	4.80
Other foreign office deposits	2,163	52	2.42	1,393	68	4.91	2,979	148	4.97
Federal funds purchased	2,975	70	2.34	3,646	184	5.04	4,148	208	5.02
Other short-term borrowings	7,785	178	2.29	3,244	140	4.32	4,522	194	4.28
Long-term debt	13,903	557	4.01	12,505	687	5.50	14,247	770	5.40
Total interest-bearing liabilities	86,059	2,094	2.43	75,758	3,018	3.98	78,128	3,082	3.94
Demand deposits	14,017			13,261			13,741
Other liabilities	4,182			3,875			3,558
Total liabilities	104,258			92,894			95,427
Shareholders’ equity	10,038			9,583			9,811
Total liabilities and shareholders’ equity	$114,296			$102,477			$105,238
Net interest income		$3,536			$3,033			$2,899
Net interest margin			3.54%			3.36%			3.06%
Net interest rate spread			3.21			2.72			2.37
Interest-bearing liabilities to interest-earning assets			86.16			83.82			82.41
(a)	The fully taxable-equivalent adjustments included in the above table are $22 million, $24 million and $26 million for the years ended December 31, 2008, 2007 and 2006, respectively.

increased 10% compared to 2007. The increase in interest income from investment securities was a result of the 17% increase in the average investment portfolio offset by a decrease in the weighted-average yield.

Core deposits increased $2.0 billion, or three percent, compared to last year. The cost of interest-bearing core deposits was 1.84% in 2008, which was a decrease of 148 bp from 3.32% in 2007. The year-over-year decrease is a result of the decrease in short-term market interest rates as, over the past year, the federal funds target rate decreased 400 bp to a target of 0.25% at December 31, 2008 compared to 4.25% at December 31, 2007. Partially offsetting the decrease in the market rates was the highly competitive rate environment for core deposits, which was created by disruptions in the credit markets. Some relief from the highly competitive deposit pricing was experienced at the end of the fourth quarter as a number of bank consolidations were completed. The relief in competitive deposit pricing is expected to be somewhat muted in 2009, as customers began moving balances into higher yielding time deposits during the fourth quarter of 2008. Interest expense on wholesale funding decreased 16% compared to the prior year, despite a 33% increase in average balances. Overall, the growth in average loans and leases since 2007 outpaced core deposit growth by $5.5 billion. In 2008, wholesale funding represented 42% of interest-bearing liabilities, up from 36% in 2007. The Bancorp issued $750 million of senior notes in April 2008 and $400 million of trust preferred securities in May 2008. The Bancorp’s equity funding position increased approximately $500 million compared to 2007 from the issuance of $1.1 billion in preferred shares during the second quarter of 2008. Additionally, on December 31, 2008 the Bancorp sold $3.4 billion of senior preferred shares and related warrants to the U.S. Treasury under its CPP. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Fifth Third Bancorp	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 5: CHANGES IN NET INTEREST INCOME (FTE) ATTRIBUTED TO VOLUME AND YIELD/RATE (a)
For the years ended December 31	2008 Compared to 2007			2007 Compared to 2006
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets
Increase (decrease) in interest income:
Loans and leases:
Commercial loans	$385	(504)	(119)	$135	25	160
Commercial mortgage	117	(52)	65	93	8	101
Commercial construction	13	(92)	(79)	(27)	(12)	(39)
Commercial leases	-	(140)	(140)	(2)	(25)	(27)
Subtotal - commercial	515	(788)	(273)	199	(4)	195
Residential mortgage	32	31	63	56	18	74
Home equity	28	(224)	(196)	(14)	11	(3)
Automobile loans	(113)	5	(108)	68	54	122
Credit card	42	(8)	34	47	(13)	34
Other consumer loans and leases	-	(1)	(1)	(9)	6	(3)
Subtotal - consumer	(11)	(197)	(208)	148	76	224
Total loans and leases	504	(985)	(481)	347	72	419
Securities:
Taxable	96	(19)	77	(452)	114	(338)
Exempt from income taxes	(11)	-	(11)	(8)	(1)	(9)
Other short-term investments	8	(14)	(6)	(1)	(1)	(2)
Total interest-earning assets	597	(1,018)	(421)	(114)	184	70
Cash and due from banks
Other assets
Allowance for loan and lease losses
Total change in interest income	$597	(1,018)	(421)	$(114)	184	70
Liabilities and Shareholders’ Equity
Increase (decrease) in interest expense:
Interest-bearing core deposits:
Interest checking	$(15)	(177)	(192)	$(41)	(39)	(80)
Savings	39	(271)	(232)	81	12	93
Money market	(7)	(144)	(151)	(2)	10	8
Foreign office deposits	13	(52)	(39)	43	1	44
Other time deposits	16	(100)	(84)	12	50	62
Total interest-bearing core deposits	46	(744)	(698)	93	34	127
Certificates - $100,000 and over	125	(129)	(4)	34	16	50
Other foreign office deposits	28	(44)	(16)	(78)	(2)	(80)
Federal funds purchased	(29)	(85)	(114)	(25)	1	(24)
Other short-term borrowings	127	(89)	38	(55)	1	(54)
Long-term debt	71	(201)	(130)	(97)	14	(83)
Total interest-bearing liabilities	368	(1,292)	(924)	(128)	64	(64)
Demand deposits
Other liabilities
Total change in interest expense	368	(1,292)	(924)	(128)	64	(64)
Shareholders’ equity
Total liabilities and shareholders’ equity
Total change in net interest income	$229	274	503	$14	120	134
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute amount of change in volume or yield/rate.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses increased to $4.6 billion in 2008 compared to $628 million in 2007. The primary factors in the increase were the increase in impaired commercial loans which are individually reviewed and reserved for, higher losses, increased estimated loss factors due to negative trends in overall delinquencies, increased loss estimates once a loan becomes delinquent related to the deterioration in real estate collateral values in certain of the Bancorp’s key lending markets and declines in general economic conditions that are used to determine an economic factor adjustment. As of December 31, 2008, the allowance for loan and lease losses as a percent of loans and leases increased to 3.31% from 1.17% at December 31, 2007.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of the loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the year ended December 31, 2008, noninterest income increased by $479 million, or 19%, on a year-over-year basis. The components of noninterest income are shown in Table 6.

Electronic payment processing revenue increased $86 million, or 11%, in 2008 compared to the 2007 as the Bancorp continued to realize growth in each of its three main product lines. The components of electronic payment processing revenue are shown in Table 7.

26	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2008	2007	2006	2005	2004
Electronic payment processing revenue	$912	826	717	622	521
Service charges on deposits	641	579	517	522	515
Corporate banking revenue	444	367	318	299	228
Investment advisory revenue	353	382	367	358	363
Mortgage banking net revenue	199	133	155	174	178
Other noninterest income	363	153	299	360	587
Securities gains (losses), net	(86)	21	(364)	39	(37)
Securities gains, net – non-qualifying hedges on mortgage servicing rights	120	6	3	-	-
Total noninterest income	$2,946	2,467	2,012	2,374	2,355

Merchant processing revenue increased 11%, to $341 million, compared to 2007 as the growth in the number of merchants and transaction volumes compared to 2007 was partially offset by lower average dollar amounts per transaction due to lower consumer spending in the fourth quarter of 2008. Financial institutions revenue increased to $324 million, up seven percent, compared to 2007 due to higher transaction volumes as a result of continued success in attracting financial institution customers. Card issuer interchange increased 16%, to $247 million, compared to 2007 due to continued growth related to debit and credit card usage. The Bancorp processed approximately 28.4 billion transactions during 2008 compared to approximately 26.7 billion transactions during 2007 and handles electronic processing for over 169,000 merchant locations worldwide.

TABLE 7: COMPONENTS OF ELECTRONIC PAYMENT PROCESSING REVENUE

For the years ended December 31 ($ in millions)	2008	2007	2006
Merchant processing revenue	$341	308	255
Financial institutions revenue	324	305	279
Card issuer interchange	247	213	183
Electronic payment processing revenue	$912	826	717

Service charges on deposits increased to $641 million, up $62 million, or 11%, in 2008 compared to 2007. Commercial deposit revenue, net of earnings credits, increased $44 million, or 18%, compared to 2007. Gross commercial deposit revenue grew six percent, to $534 million, compared to 2007. The overall increase was primarily impacted by a decrease in earnings credits of $35 million, or 54%, on compensating balances resulting from the decline in short-term interest rates. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Retail deposit revenue increased five percent, to $348 million, in 2008 compared to 2007. The increase in retail service charges was attributable to higher customer activity. Deposit generation and growth in the number of customer deposit account relationships continue to be a primary focus of the Bancorp.

Corporate banking revenue increased $77 million, or 21%, in 2008 over 2007, and reflects benefits from the broadening of the Bancorp’s suite of commercial products. Foreign exchange derivative income of $106 million, increased $46 million compared to 2007 due to volume increases. Growth also occurred in fees associated with business lending and asset securitizations, which grew $13 million and $12 million, respectively, compared to 2007. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses.

Investment advisory revenue decreased $29 million, or eight percent, from 2007 due to the significant decline in equity markets in 2008 as the Bancorp experienced broad-based decreases in several categories. Brokerage fee income, which includes Fifth Third Securities income, decreased 11%, or $12 million, in 2008 as investors migrated balances from stock and bond funds to money markets funds due to market volatility. Mutual fund revenue decreased 12%, to $53 million, in 2008 due to a shift to lower yielding investments and lower asset values. As of December 31, 2008, the Bancorp had approximately $179 billion in assets under care and managed $25 billion in assets for individuals, corporations and not-for-profit organizations.

Mortgage banking net revenue increased to $199 million in 2008 from $133 million in 2007. The components of mortgage banking net revenue for the year ended December 31, 2008 and 2007 are shown in Table 8.

TABLE 8: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2008	2007	2006
Origination fees and gains on loan sales	$260	79	92
Servicing revenue:
Servicing fees	164	145	121
Servicing rights amortization	(107)	(92)	(68)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(118)	1	10
Net servicing revenue (expense)	(61)	54	63
Mortgage banking net revenue	$199	133	155

Mortgage banking net revenue increased $66 million compared to 2007 due to higher sales margins on loans sold, higher sales volume of portfolio loans, and the impact of the adoption of SFAS No. 159 for residential mortgage loans held for sale, offset by lower net valuation adjustments. Mortgage originations decreased three percent, from $11.9 billion to $11.5 billion, in comparison to 2007 as application volumes decreased during the second half of 2008 as a result of market disruptions. Mortgage originations rebounded during the fourth quarter of 2008 as a result of the declining interest rate environment. The increase in sales margins on loans sold and sales volume of portfolio loans contributed $151 million and $13 million, respectively, to the increase in mortgage banking net revenue. The adoption of SFAS No. 159 on January 1, 2008 for residential mortgage loans held for sale also contributed approximately $65 million to the increase in mortgage banking net revenue. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized as expense when incurred and included in noninterest expense within the Consolidated Statements of Income.

Mortgage net servicing revenue decreased $115 million compared to 2007. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market

Fifth Third Bancorp	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adjustments on both settled and outstanding free-standing derivative financial instruments. Temporary impairment on servicing rights, partially offset by gains on derivatives economically hedging the mortgage servicing rights (MSRs), resulted in lower mortgage net servicing revenue compared to 2007. The Bancorp’s total residential mortgage loans serviced at December 31, 2008 and 2007 was $50.7 billion and $45.9 billion, respectively, with $40.4 billion and $34.5 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 10 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. The Bancorp recognized a gain from MSR derivatives of $89 million, offset by a temporary impairment of $207 million, resulting in a net loss of $118 million for the year ended December 31, 2008 related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. For the year ended December 31, 2007, the Bancorp recognized a gain from MSR derivatives of $23 million, offset by a temporary impairment of $22 million, resulting in a net gain of $1 million. See Note 10 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. A gain on non-qualifying hedges on mortgage servicing rights of $120 million and $6 million in 2008 and 2007, respectively, was included in noninterest income within the Consolidated Statements of Income, but are shown separate from mortgage banking net revenue.

Other noninterest income increased $210 million in 2008 compared to 2007. The components of other noninterest income are shown in Table 9. The increase was primarily due to a $273 million gain from the redemption of a portion of the Bancorp’s ownership interest in Visa, Inc. and a $76 million gain related to the satisfactory resolution of the CitFed litigation. This increase was offset by higher losses from the sale of both other real estate owned properties and loans in addition to higher charges in 2008 to lower the current cash surrender value of one of the Bancorp’s BOLI policies. Charges related to one of the Bancorp’s BOLI policies were $215 million and $177 million, respectively, for the years ended December 31, 2008 and December 31, 2007.

Net securities losses totaled $86 million in 2008 compared to $21 million of net securities gains during 2007. The net securities losses in 2008 include OTTI charges of $38 million and $29 million relating to FHLMC and FNMA preferred stock, respectively, along with OTTI charges of $37 million related to certain bank trust preferred securities. The FHLMC and FNMA preferred stock, combined, are carried at approximately $1 million at December 31, 2008 with a par value of $68 million. The bank trust preferred securities with OTTI charges had a carrying value of $79 million with a par value of $116 million at December 31, 2008.

TABLE 9: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2008	2007	2006
Gain on redemption of Visa, Inc. ownership interests	$273	-	-
CitFed litigation settlement	76	-	-
Cardholder fees	58	56	49
Consumer loan and lease fees	51	46	47
Operating lease income	47	32	26
Insurance income	36	32	28
Banking center income	31	29	22
(Loss) gain on loan sales	(11)	25	17
Loss on sale of other real estate owned	(60)	(14)	(8)
Bank owned life insurance (loss) income	(156)	(106)	86
Other	18	53	32
Total other noninterest income	$363	153	299

Noninterest Expense

Total noninterest expense increased $1.3 billion, or 38%, in 2008 compared to 2007. The components of noninterest expense are shown in Table 10. Noninterest expense in 2008 included a $965 million charge to record goodwill impairment, $99 million in net reductions to noninterest expense to reflect the recognition of the Bancorp’s proportional share of the Visa escrow account, partially offset by additional charges for probable future Visa litigation settlements, $65 million in mortgage origination costs from the adoption of SFAS No. 159, $36 million in legal expenses related to the CitFed litigation and $20 million in acquisition related expenses. Noninterest expense in 2007 included charges of $172 million related to the indemnification of estimated current and future Visa litigation settlements and $8 million in acquisition related costs. Excluding these items, noninterest expense increased $444 million, or 14%, due to increased volume-related processing expenses, higher FDIC insurance, increases in the credit component of fair value marks on counterparty derivatives, increased provision for unfunded commitments and higher loan processing costs. For more information pertaining to the goodwill impairment charge, see Note 8 of the Notes to Consolidated Financial Statements.

Total personnel costs (salaries, wages and incentives plus employee benefits) increased 6% in 2008 compared to 2007 due primarily to approximately $65 million in mortgage origination costs that prior to the adoption of SFAS No. 159 on January 1, 2008, were included as a component of mortgage banking net revenue. Total personnel expense in 2008 and 2007 included $9 million and $7 million, respectively, in severance related costs. Excluding these items, personnel expense increased two percent compared to 2007. As of December 31, 2008, the Bancorp employed 22,423 employees, of which 6,678 were officers and 2,578 were part-time employees. Full-time equivalent employees totaled 21,476 as of December 31, 2008 compared to 21,683 as of December 31, 2007.

TABLE 10: NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2008	2007	2006	2005	2004
Salaries, wages and incentives	$1,337	1,239	1,174	1,133	1,018
Employee benefits	278	278	292	283	261
Net occupancy expense	300	269	245	221	185
Payment processing expense	274	244	184	145	114
Technology and communications	191	169	141	142	120
Equipment expense	130	123	116	105	84
Goodwill impairment	965	-	-	-	-
Other noninterest expense	1,089	989	763	772	1,081
Total noninterest expense	$4,564	3,311	2,915	2,801	2,863
Efficiency ratio	70.4%	60.2	59.4	52.1	53.0

28	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net occupancy expenses increased $31 million, or 11%, in 2008 compared to 2007 due to the addition of 80 new banking centers. Growth in the number of banking centers was primarily driven by acquisitions, which added 69 banking centers since 2007.

Payment processing expense, which includes third-party processing expenses, card management fees and other bankcard processing, increased 12% in 2008 compared to 2007 due to higher network charges of $24 million from increased processing volumes for both the merchant and financial institutions businesses.

Total other noninterest expense increased by $100 million, or 10%, in 2008 compared to 2007. The components of other noninterest expense are shown in Table 11. Loan processing expense was higher in comparison to 2007 as a result of increased collection activities. Increased professional service fees compared to 2007 resulted from legal expenses of $36 million stemming from the CitFed litigation. FDIC insurance and other taxes were higher due to the depletion of the Bancorp’s prior FDIC insurance premium credits in 2008. The provision for unfunded commitments increased $82 million compared to 2007 due to higher estimates of inherent losses resulting from deterioration in the credit quality of the underlying borrowers. The credit component of fair value marks on counterparty derivatives increased due to deterioration in the credit quality of the Bancorp’s customers.

In December 2008, the FDIC approved a final rule on deposit assessment rates for the first quarter of 2009. The rule raised assessment rates uniformly by 7 bp (annually) for the first quarter of 2009 only. The FDIC issued another final rule during the first quarter of 2009 changing the way the FDIC’s assessment system differentiates for risk, makes corresponding changes to assessment rates beginning with the second quarter of 2009, and makes certain technical and other changes to the assessment rules. In addition, the FDIC issued an interim rule that provides for a 20 bp special assessment on June 30, 2009. The increase in assessment rates effective January 1, 2009 will approximately double the Bancorp’s expected assessment for 2009’s first quarter. The Bancorp believes the assessment rates subsequent to the first quarter 2009 will be significantly higher than the first quarter of 2009. As a result, the Bancorp expects that increased FDIC insurance expense in 2009 will have an adverse impact on its results of operations.

In addition to the standard deposit insurance assessments, as noted above, in the third quarter of 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP), which temporarily guarantees the senior debt of participating FDIC- insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts.

The Bancorp expects assessments related to the TLGP to have an adverse impact on its results of operations.

TABLE 11: COMPONENTS OF OTHER NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2008	2007	2006
Loan processing	$188	119	93
Marketing	102	84	78
Professional services fees	102	54	41
Provision for unfunded commitments and letters of credit	98	16	5
FDIC insurance and other taxes	73	31	39
Affordable housing investments	67	57	42
Intangible asset amortization	56	42	45
Travel	54	54	52
Postal and courier	54	52	49
Recruitment and education	33	41	51
Operating lease	32	22	18
Supplies	31	31	28
Visa litigation (accrual) settlement	(99)	172	-
Debt termination	-	-	49
Other	298	214	173
Total other noninterest expense	$1,089	989	763

The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 70.4% and 60.2% for 2008 and 2007, respectively. Excluding the goodwill impairment charge of $965 million in 2008, the efficiency ratio was 55.5% (comparison being provided to supplement an understanding of fundamental trends). The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage and on expense control.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense and effective tax rate for each of the periods indicated are shown in Table 12. Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the year ended December 31, 2008 was primarily impacted by the pre-tax loss in 2008, partially offset by tax expense of approximately $140 million in the second quarter of 2008 required for interest related to the tax treatment of certain of the Bancorp’s leveraged leases for previous tax years and the nondeductible portion of the charge of $965 million to record impairment of goodwill.

TABLE 12: APPLICABLE INCOME TAXES
For the years ended December 31 ($ in millions)	2008	2007	2006	2005	2004
Income (loss) before income taxes and cumulative effect	$(2,664)	1,537	1,627	2,208	2,237
Applicable income tax expense (benefit)	(551)	461	443	659	712
Effective tax rate	(20.7)%	30.0	27.2	29.9	31.8

Fifth Third Bancorp	29

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

The Bancorp manages interest rate risk centrally at the corporate level by employing a funds transfer pricing (FTP) methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the London Interbank Offered Rate (LIBOR) swap curve. Matching duration allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and changes in factors in the allowance for loan and lease losses are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Net income (loss) available to common shareholders by business segment is summarized in Table 13.

TABLE 13: BUSINESS SEGMENT NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
For the years ended December 31 ($ in millions)	2008	2007	2006
Income Statement Data
Commercial Banking	$(697)	698	693
Branch Banking	568	620	563
Consumer Lending	(108)	130	180
Processing Solutions	182	163	139
Investment Advisors	93	99	90
General Corporate and Other	(2,151)	(634)	(477)
Net income (loss)	(2,113)	1,076	1,188
Dividends on preferred stock	67	1	-
Net income (loss) available to common shareholders	$(2,180)	1,075	1,188

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

TABLE 14: COMMERCIAL BANKING
For the years ended December 31 ($ in millions)	2008	2007	2006
Income Statement Data
Net interest income (FTE) (a)	$1,645	1,311	1,318
Provision for loan and lease losses	1,864	127	99
Noninterest income:
Electronic payment processing	(2)	(6)	(5)
Service charges on deposits	186	154	146
Corporate banking revenue	414	341	292
Investment advisory revenue	5	3	3
Mortgage banking net revenue	-	-	-
Other noninterest income	52	66	40
Securities gains (losses), net	-	-	-
Noninterest expense:
Salaries, incentives and benefits	299	264	245
Net occupancy expense	17	15	14
Payment processing expense	1	-	-
Technology and communications	(2)	4	-
Equipment expense	4	3	2
Goodwill impairment	750	-	-
Other noninterest expense	599	514	467
Income (loss) before taxes	(1,232)	942	967
Applicable income tax expense (benefit)	(535)	244	274
Net income (loss)	$(697)	698	693
Average Balance Sheet Data
Commercial loans	$43,213	35,666	32,714
Demand deposits	6,208	5,930	6,300
Interest checking	4,536	4,107	3,875
Savings and money market	4,047	4,461	5,053
Certificates $100,000 and over & other time	2,293	1,855	1,774
Foreign office deposits	1,932	1,486	515
(a)	Includes taxable equivalent adjustments of $15 million for 2008, $14 million for 2007 and $13 million for 2006.

Comparison of 2008 with 2007

Commercial Banking incurred a net loss of $697 million compared to net income of $698 million in 2007 as solid growth in net interest income and corporate banking revenue was more than offset by increased provision for loan and lease losses and impairment to goodwill. The impairment charge of $750 million was taken in the fourth quarter of 2008 due to the decline in the estimated fair value of the Commercial Banking segment below its carrying value and the determination that the implied fair value of the goodwill was less than its carrying value. Net interest income increased $334 million, or 25%, compared to the same period last year. The accretion of purchase accounting adjustments, totaling $204 million, primarily related to the second quarter acquisition of First Charter drove the increase in net interest income with the remainder attributed to the growth in loans, partially funded by an increase in deposits. Average commercial loans and leases increased 21%, to $43.1 billion, over 2007 due to increased loan production within the Bancorp’s footprint during 2008, acquisitions since 2007, and the purchase of assets from an unconsolidated Qualified Special Purpose Entity (QSPE) under a liquidity asset purchase agreement with the Bancorp. See Note 10 of the Notes to Consolidated Financial Statements for further information on the unconsolidated QSPE. Excluding the impact of $1.0 billion from acquisitions and $243 million from the use of contingent liquidity facilities, average commercial loans increased approximately 17% compared to 2007. Average core deposits increased four percent due to growth in interest checking and foreign office deposits.

30	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs as a percent of average loans and leases increased to 436 bp from 36 bp in 2007. Net charge-offs increased in comparison to 2007 due to weakening economies and the continuing deterioration of credit within the Bancorp’s footprint, particularly in Michigan and Florida, involving commercial loans and commercial mortgage loans. Additionally, in the fourth quarter of 2008, the Bancorp sold or transferred to held-for-sale $1.3 billion in commercial loans and commercial mortgage loans, resulting in $800 million in charge-offs on those loans, or 185 bp.

Noninterest income increased $97 million compared to 2007 due to corporate banking revenue growth of $73 million and increased service charges on deposits of $32 million, both up 21%. Corporate banking revenue increased as a result of growth in foreign exchange derivative income, which increased $38 million, to $90 million, during 2008 and in business lending fees, which increased $16 million, or 26%, compared to 2007. The increase in service charges on deposits was a result of higher volume-related business service charges (net of discounts) and a reduction in the amount of offsetting earnings credits as short-term rates were lower in 2008 than 2007.

Noninterest expense increased $868 million compared to 2007 primarily due to goodwill impairment of $750 million in 2008. The impairment charge was taken in the fourth quarter of 2008 due to the decline in the estimated fair value of the Commercial Banking segment below its carrying value and the determination that the implied fair value of the goodwill was less than its carrying value. Also contributing to the growth in noninterest expense was sales incentives, which increased 22% to $106 million compared to 2007 as a result of increased revenues, especially foreign exchange derivative income. Additionally, other noninterest expense increased due to growth in loan expenses of $33 million, to $65 million, during 2008 from increased collection activities.

Comparison of 2007 with 2006

Net income increased $5 million compared to 2006 as a result of continued success in the sale of corporate banking services, offset by a higher provision for loan and lease losses and growth in noninterest expense.

Net interest income was modestly lower in comparison to 2006 due to a 32 bp decline in the spread between loan yields and the related FTP charge. Average loans and leases increased nine percent over 2006, to $35.7 billion, with growth concentrated in C&I loans and commercial mortgage loans. The increase in commercial mortgage loans can be attributed to loans acquired from R-G Crown Bank (Crown) in November 2007 and to the conversion of construction loans to permanent financing throughout 2007. Average core deposits increased modestly to $15.9 billion in 2007 compared to 2006. Net charge-offs as a percent of average loans increased from 31 bp in 2006 to 36 bp in 2007 as the segment experienced an increase in charge-offs of commercial mortgage loans in parts of its footprint, specifically eastern Michigan and northeastern Ohio.

Noninterest income increased $82 million, or 17%, compared to 2006 largely due to an increase in corporate banking revenue of $49 million, or 17%. Increases in corporate banking revenue occurred in all subcaptions as a result of a build-out of its commercial product offerings by the Commercial Banking segment.

Noninterest expense increased $72 million, or 10%, in 2007 compared to 2006 primarily due to higher sales related incentives expense and a volume-related increase in affordable housing investments expense.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,307 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. Table 15 contains selected financial data for the Branch Banking segment.

TABLE 15: BRANCH BANKING
For the years ended December 31 ($ in millions)	2008	2007	2006
Net interest income	$1,662	1,464	1,300
Provision for loan and lease losses	352	162	108
Noninterest income:
Electronic payment processing	189	174	159
Service charges on deposits	447	421	365
Corporate banking revenue	12	13	15
Investment advisory revenue	84	90	87
Mortgage banking net revenue	13	7	5
Other noninterest income	67	73	80
Securities gains (losses), net	-	-	-
Noninterest expense:
Salaries, incentives and benefits	517	479	455
Net occupancy expense	159	136	121
Payment processing expense	6	6	15
Technology and communications	16	14	13
Equipment expense	44	37	32
Goodwill impairment	-	-	-
Other noninterest expense	503	450	398
Income before taxes	877	958	869
Applicable income tax expense	309	338	306
Net income	$568	620	563
Average Balance Sheet Data
Consumer loans	$12,665	11,838	11,461
Commercial loans	5,596	5,169	5,289
Demand deposits	6,006	5,756	5,839
Interest checking	7,845	8,692	10,578
Certificates $100,000 and over & other time	13,749	13,729	13,031
Savings and money market	16,184	14,623	11,886

Comparison of 2008 with 2007

Net income decreased $52 million, or eight percent, compared to 2007 as increases in net interest income and service fees were more than offset by a higher provision for loan and lease losses and increased salaries & incentives and net occupancy expense. Net interest income increased 14% compared to 2007 due to the increase in volume of higher yielding credit cards coupled with the FTP impact for increases in deposit balances. Also impacting net interest income was the accretion of purchase accounting adjustments, totaling $43 million, primarily related to the second quarter acquisition of First Charter. Average loans and leases increased seven percent compared to 2007 as home equity loans grew five percent due to acquisitions since 2007. The segment grew credit card balances by $396 million, or 36%, resulting from an increased focus on relationships with its current customers through the cross-selling of credit cards. Average core deposits were up three percent compared to 2007 primarily due to acquisitions since 2007.

Net charge-offs as a percent of average loan and leases increased in 2008 to 194 bp from 95 bp in 2007. Net charge-offs increased in comparison to 2007 as the segment experienced higher charge-offs involving brokered home equity lines and loans, commercial loans and credit cards. The increase of $63 million in charge-offs on home equity reflected borrower stress and a decrease in home prices primarily within the Bancorp’s footprint. Commercial loan charge-offs increased $41 million compared to 2007 due to the weakening economy and the

Fifth Third Bancorp	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continuing deterioration of commercial credit, particularly in Michigan and Florida. Charge-offs involving credit cards increased $44 million compared to 2007 due to higher card balances and the resulting increase in losses upon the maturation of the portfolio.

Noninterest income increased $34 million, or four percent, compared to 2007 primarily due to an increase in service charges on deposits of $26 million, or six percent. The increase in deposit fees, including consumer overdraft fees, is attributed to higher customer activity in comparison to 2007.

Noninterest expense increased $123 million, or 11%, compared to 2007 as salaries and incentives increased eight percent due to higher incentives paid from increased revenues in 2008. Additionally, net occupancy and equipment costs increased 17% as a result of additional banking centers. Since 2007, the Bancorp’s banking centers have increased by 80 to 1,307 as of December 31, 2008, mainly due to acquisitions, which contributed 69 banking centers. Other noninterest expense increased 12%, which can be attributed to higher loan cost associated with collections.

Comparison of 2007 with 2006

Net income increased $57 million, or 10%, compared to 2006 as the segment benefited from increased interest rates through the majority of 2007 and increased service charges on deposits. Net interest income increased $164 million as increases in total deposits were partially offset by a deposit mix shift toward higher paying deposit account types. Average core deposits increased three percent, to $39.9 billion, compared to 2006. Average loans and leases increased two percent to $17.0 billion, led by growth in credit card balances of 56%.

The provision for loan and lease losses increased $54 million over 2006 due to the deteriorating credit environment involving home equity loans, particularly in Michigan and Florida. Net charge-offs as a percent of average loans and leases increased significantly from 64 bp to 95 bp, with much of the increase occurring in the fourth quarter of 2007. The Bancorp experienced growth in charge-offs on home equity lines and loans with high loan-to-value (LTV) ratios, reflecting borrower stress and lower home prices.

Noninterest income increased nine percent from 2006 as service charges on deposits grew 15% compared to the prior year due to growth in consumer deposit fees driven by new account openings and higher levels of customer activity.

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

16 contains selected financial data for the Consumer Lending segment.

TABLE 16: CONSUMER LENDING
For the years ended December 31 ($ in millions)	2008	2007	2006
Income Statement Data
Net interest income	$497	404	409
Provision for loan and lease losses	425	149	94
Noninterest income:
Electronic payment processing	-	-	-
Service charges on deposits	-	-	-
Corporate banking revenue	-	-	-
Investment advisory revenue	-	-	-
Mortgage banking net revenue	184	122	148
Other noninterest income	38	69	76
Securities gains (losses), net	124	6	3
Noninterest expense:
Salaries, incentives and benefits	134	74	87
Net occupancy expense	8	8	7
Payment processing expense	-	-	-
Technology and communications	2	2	2
Equipment expense	1	1	1
Goodwill impairment	215	-	-
Other noninterest expense	224	167	167
Income (loss) before taxes	(166)	200	278
Applicable income tax expense (benefit)	(58)	70	98
Net income (loss)	$(108)	130	180
Average Balance Sheet Data
Residential mortgage loans	$10,699	10,156	9,523
Home equity	1,143	1,328	1,311
Automobile loans	7,989	9,712	8,560
Consumer leases	797	917	1,328

Comparison of 2008 with 2007

Consumer Lending incurred a net loss of $108 million compared to net income of $130 million in 2007 as the increases in net interest income and mortgage banking net revenue and securities gains were more than offset by growth in provision for loan and lease losses and goodwill impairment. The impairment charge of $215 million was taken in the fourth quarter of 2008 due to the decline in the estimated fair value of the Consumer Lending segment below its carrying value and the determination that the implied fair value of the goodwill was less than its carrying value. The growth in net interest income compared to 2007 was primarily driven by a rebound in mortgage rate spreads, partially offset by the decrease in interest-earning assets. Net interest income was also impacted by the accretion of purchase accounting adjustments, totaling $60 million, primarily related to the second quarter acquisition of First Charter. Average residential mortgage loans increased six percent compared to 2007 due to acquisitions, including Crown in the fourth quarter of 2007 and First Charter in the second quarter of 2008. Average automobile loans decreased 18% compared to 2007 due to securitizations totaling $2.7 billion in 2008. Net charge-offs as a percent of average loan and leases increased from 73 bp in 2007 to 221 bp in 2008. Net charge-offs, primarily in residential mortgage loans, increased in comparison to 2007 due to the weakening economy and continuing deterioration of real estate values within the Bancorp’s footprint, particularly in Michigan and Florida. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage and home equity

32	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loans in addition to careful consideration of underwriting and collection standards. As of December 31, 2008, the Bancorp had restructured approximately $462 million and $248 million of residential mortgage loans and home equity loans, respectively, to mitigate losses due to declining collateral values.

Mortgage originations decreased to $11.2 billion in 2008 from $11.4 billion in 2007 due to lower application volumes in the second half of 2008 resulting from market disruptions. The increase in sales margins on loans held for sale and sales volume of portfolio loans were the primary reasons for increased mortgage banking net revenue compared to 2007. Also contributing to the increase in mortgage banking net revenue in 2008 was the $65 million impact from the adoption of SFAS No. 159, as of January 1, 2008, on residential mortgage loans held for sale. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized in earnings when incurred, which primarily drove the increase in salaries and incentives in comparison to 2007. The increase in other noninterest expense compared to 2007 can be attributed to higher loan processing costs from increased collection activities.

Comparison of 2007 with 2006

Net income decreased $50 million, or 28%, compared to 2006 despite increased originations, due to an increase in provision for loan and lease losses and decreased gain on sale margins. Average residential mortgage loans increased seven percent compared to 2006 due to increased mortgage originations and loans acquired from Crown. Net charge-offs increased to 73 bp in 2007, an increase from 47 bp in 2006, due to greater severity of loss on residential mortgages and automobile loans related to declining real estate prices and a market surplus of used automobiles, respectively.

Noninterest income decreased 14% compared to 2006 due to a decline in mortgage banking net revenue. The Bancorp’s mortgage originations were $11.4 billion and $9.4 billion in 2007 and 2006, respectively. Despite the increase in originations, gain on sale margins decreased due to widening credit spreads in the residential mortgage market, resulting in a decrease in mortgage banking net revenue of $26 million, or 18%.

Processing Solutions

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. Table 17 contains selected financial data for the Processing Solutions segment.

TABLE 17: PROCESSING SOLUTIONS
For the years ended December 31 ($ in millions)	2008	2007	2006
Net interest income	$7	(6)	(3)
Provision for loan and lease losses	16	11	9
Noninterest income:
Electronic payment processing	796	700	601
Service charges on deposits	1	(1)	(1)
Corporate banking revenue	-	3	1
Investment advisory revenue	-	-	-
Mortgage banking net revenue	-	-	-
Other noninterest income	46	41	35
Securities gains (losses), net	-	-	(1)
Noninterest expense:
Salaries, incentives and benefits	80	75	70
Net occupancy expense	4	4	3
Payment processing expense	265	237	169
Technology and communications	42	31	32
Equipment expense	2	4	4
Goodwill impairment	-	-	-
Other noninterest expense	161	123	130
Income before taxes	280	252	215
Applicable income tax expense	98	89	76
Net income	$182	163	139

Comparison of 2008 with 2007

Net income increased $19 million, or 12%, compared to 2007 as the segment continues to increase its presence in the electronic payment processing business. The segment continues to realize year-over-year growth in transaction volumes and revenue growth, despite the negative effect of the slowdown in consumer spending, due to the addition and conversion of large national clients over the past year and current initiatives involving merchant pricing and sales. Financial institutions processing revenues increased $50 million, or 16%, driven by higher transaction volumes. Merchant processing revenue increased $29 million, or nine percent, over 2007 as growth in the number of merchants and overall transaction volume was partially offset by lower average dollar amounts per transaction. Growth in card issuer interchange of $17 million, or 25%, can be attributed to organic growth in the Bancorp’s credit card portfolio.

Payment processing expense increased $28 million, or 12%, from 2007 due to higher network charges of $189 million, an increase of $23 million, or 14% from 2007. The increase in network charges is a result of increased transaction volumes as financial institution transactions and merchant transactions processed both increased in comparison to 2007. Noninterest expense also increased due to higher volume-related technology and communications expense.

Comparison of 2007 with 2006

Net income increased $24 million, or 17%, versus the prior year as electronic payment processing revenues continued to produce double-digit increases. Merchant processing increased $55 million due to the addition and conversion of large national clients throughout 2007. Card issuer interchange revenues increased primarily due to new customer additions and the resulting higher card sales volumes from the success in the Bancorp’s initiative to increase credit card penetration of its customer base.

The strong increase in noninterest income was mitigated by a 19% increase in noninterest expense due to network charges resulting from increased transaction volume in addition to expenses related to the conversion of large merchant contracts.

Fifth Third Bancorp	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The Bancorp’s primary services include investments, private banking, trust, asset management, retirement plans and custody. Fifth Third Securities, Inc., (FTS) an indirect wholly-owned subsidiary of the Bancorp, offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp, provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Table 18 contains selected financial data for the Investment Advisors segment.

TABLE 18: INVESTMENT ADVISORS
For the years ended December 31 ($ in millions)	2008	2007	2006
Income Statement Data
Net interest income	$183	153	138
Provision for loan and lease losses	49	12	4
Noninterest income:
Electronic payment processing	2	1	1
Service charges on deposits	9	7	7
Corporate banking revenue	18	10	7
Investment advisory revenue	354	386	367
Mortgage banking net revenue	1	2	2
Other noninterest income	2	1	2
Securities gains (losses), net	-	-	-
Noninterest expense:
Salaries, incentives and benefits	159	167	172
Net occupancy expense	10	10	10
Payment processing expense	-	-	-
Technology and communications	2	2	2
Equipment expense	1	1	1
Goodwill impairment	-	-	-
Other noninterest expense	204	215	196
Income before taxes	144	153	139
Applicable income tax expense	51	54	49
Net income	$93	99	90
Average Balance Sheet Data
Loans	$3,527	3,206	3,067
Core deposits	4,666	4,959	4,651

Comparison of 2008 with 2007

Net income decreased $6 million, or six percent, compared to 2007 as higher net interest income and decreased operating expenses were more than offset by a higher provision for loan and lease losses and lower investment advisory income. The segment grew loans by 10% and benefited from an overall decrease in interest rates to increase net interest income $30 million, or 20%, as spreads widened due to decreases in funding costs. Average core deposits declined six percent compared to 2007. The decrease in core deposits was primarily due to a 16% decline in interest checking balances.

Noninterest income decreased $22 million, or five percent, compared to 2007, as investment advisory income decreased eight percent, to $354 million. Included in the decrease of investment advisory income was a decline in broker income of $11 million, or nine percent, driven by clients moving to lower fee, cash based products from equity products due to extreme market volatility and a decline in transaction based revenues. Additionally, institutional trust revenue within investment advisory income decreased $7 million, or eight percent, due to overall lower asset values. Noninterest expense decreased $19 million, or five percent, compared to 2007 as the segment continued to focus on expense control by reducing personnel and canceling certain projects.

Comparison of 2007 with 2006

Net income increased $9 million, or 10%, compared to 2006 on increases in investment advisory revenue of five percent. Net interest income increased 11% to $153 million on a five percent increase in average loans and leases and a seven percent increase in core deposits. Overall, noninterest income increased six percent from 2006. Fifth Third Private Bank, the Bancorp’s wealth management group, increased revenues by six percent on execution of cross-sell initiatives. Brokerage income also increased seven percent compared to 2006 as the overall equity markets performed well for much of 2007 and the segment increased the number of registered representatives. The segment realized only modest gains in institutional services income. Noninterest expenses remained contained, increasing four percent compared to 2006.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

Comparison of 2008 with 2007

The results of General Corporate and Other were primarily impacted by the significant increase in the provision expense in excess of net charge-offs, which increased from $167 million in 2007 to $1.9 billion in 2008. The results in 2008 also included $273 million in income related to the redemption of a portion of Fifth Third’s ownership interests in Visa, $99 million in net reductions to noninterest expense to reflect the reversal of a portion of the litigation reserve related to the Bancorp’s indemnification of Visa, $229 million after-tax impact of charges relating to certain leveraged leases, charges related to a reduction in the current cash surrender value of one of the Bancorp’s BOLI policies totaling $215 million, OTTI charges totaling $104 million from FNMA and FHLMC preferred stock and certain bank trust preferred securities, and a net benefit of $40 million from the resolution of the CitFed litigation. The results in 2007 included a charge of $177 million related to a reduction in the current cash surrender value of one of the Bancorp’s BOLI policies and charges totaling $172 million related to the Visa settlement with American Express.

Comparison of 2007 with 2006

Results were primarily impacted by a charge of $177 million to reduce the cash surrender value of one of the Bancorp’s BOLI policies, charges totaling $172 million related to the Visa settlement with American Express, and the increase in provision expense in excess of net charge-offs compared to the prior year. Provision expense over charge-offs increased by approximately $139 million compared to 2006 as the allowance for loan and lease losses as a percentage of loan and leases increased from 1.04% as of December 31, 2006 to 1.17% as of December 31, 2007. The increase is attributable to a number of factors including an increase in delinquencies, the severity of loss due to real estate price deterioration and automobile loans and credit card balances.

34	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2008 fourth quarter net loss was $2.2 billion, or $3.82 per diluted share, compared to a net loss of $81 million, or $0.14 per diluted share, for the third quarter of 2008 and net income of $16 million, or $0.03 per diluted share, for the fourth quarter of 2007. Fourth quarter 2008 earnings were negatively impacted by a number of charges including: a $965 million charge to record impairment on goodwill, $40 million in OTTI charges on securities, a $34 million charge to lower the current cash surrender value of one of the Bancorp’s BOLI policies and provision expense of $2.4 billion. Provision expense included the effect of actions taken to address areas of the loan portfolio exhibiting the most significant credit deterioration as the Bancorp sold or transferred to held-for-sale loans with a carrying value of approximately $1.3 billion. Approximately 90% of these loans were commercial real estate secured loans in Florida and Michigan. Overall, net charge-offs on loans sold or transferred to held-for-sale during the fourth quarter totaled $800 million. Additionally, provision expense was impacted by a significant increase in the reserve for loan and lease losses to $2.8 billion, resulting in an allowance to loan and lease ratio of 3.31% as of December 31, 2008, compared to 2.41% as of September 30, 2008 and 1.17% as of December 31, 2007. Fourth quarter 2007 earnings were negatively impacted by a charge of $177 million to lower the current cash surrender value of one of the Bancorp’s BOLI policies and a charge of $94 million related to Visa members’ indemnification of future litigation settlements.

Fourth quarter 2008 net interest income (FTE) of $897 million decreased $171 million from the third quarter of 2008 and increased $112 million from the same period a year ago. Third and fourth quarter net interest income was affected by the loan discount accretion related to the second quarter of 2008 acquisition of First Charter. Excluding the benefit of the loan discount accretion of $81 million in the fourth quarter and $215 million in the third quarter, net interest income declined $37 million, or four percent, from the third quarter of 2008 and increased $31 million, or four percent, from the fourth quarter of 2007. The sequential decline was driven by a number of factors which included the effect of higher nonperforming loan balances, a change in the mix of deposits to higher priced savings and time deposits as a result of the highly competitive pricing environment and the effect of a greater concentration in lower yielding commercial loans. The year-over-year increase in net interest income was due to the nine percent growth in interest-earning assets, partially offset by margin compression due to the factors above.

Noninterest income of $642 million decreased by $75 million compared to the third quarter of 2008 and increased $133 million compared to the fourth quarter of 2007. Fourth quarter 2008 results included a $34 million charge to reduce the cash surrender value of one of the Bancorp’s BOLI policies, compared to a charge of $27 million in the third quarter of 2008 and a $177 million charge in the fourth quarter of 2007. Third quarter results were also impacted by a $76 million gain related to a satisfactory resolution of the CitFed litigation. Excluding the above items and non-mortgage related securities gains/losses, noninterest income decreased $15 million, or two percent, compared to the sequential quarter and increased $38 million, or six percent, compared to the same quarter a year ago. The sequential decrease is a result of lower consumer activity levels, including average credit and debit card transaction and consumer deposit activity, while the year-over-year increase is a result of the growth in customers, particularly in commercial and Fifth Third Processing Solutions.

Electronic payment processing (EPP) revenue of $230 million declined two percent compared to the third quarter of 2008 and increased three percent from the fourth quarter of 2007. Merchant processing revenue was flat sequentially and compared to the same quarter last year, as the benefit of continued account acquisition was offset by a decline in average dollar amount per credit card transaction due to lower consumer spending. Financial institutions revenue decreased three percent compared with the previous quarter, relating to lower transaction volumes in a weaker economic environment, and grew four percent from the fourth quarter of 2007 on higher transaction volumes. Card issuer interchange revenue declined two percent sequentially, driven primarily by a decline in the average dollar amount per debit and credit card transaction. Card issuer interchange revenue increased seven percent from the previous year, driven by higher credit card transactions as a result of the Bancorp’s credit card growth initiative, partially offset by a lower dollar amount per transaction.

Service charges on deposits of $162 million decreased six percent sequentially and increased two percent compared with the same quarter last year. Retail service charges decreased 12% from the third quarter of 2008 and seven percent from the fourth quarter of 2007 due to lower checking account transaction volumes. Commercial service charges increased three percent sequentially and 14% compared with last year. This growth primarily reflected an increase in customer accounts and lower market interest rates, as reduced earnings credit rates paid on customer balances have resulted in higher realized net services fees to pay for treasury management services.

Corporate banking revenue of $121 million increased by $17 million, or 16% from the previous quarter and $15 million, or 14% on a year-over-year basis and was driven by growth in most subcaptions as the Bancorp realized gains from the build out of its commercial product offerings in 2007.

Investment advisory revenue of $78 million was down 13% sequentially and 17% from the fourth quarter of 2007 reflecting lower asset values on market declines and a shift in assets from equity products to lower yielding money market funds due to extreme market volatility.

Mortgage banking net revenue was a net loss of $29 million in the fourth quarter of 2008, a net gain of $45 million in the third quarter of 2008 and a net gain of $26 million in the fourth quarter of 2007. Including securities gains on non-qualifying hedges on MSRs, income from mortgage banking activity was flat compared to the third quarter of 2008 and increased $35 million compared to the fourth quarter of 2007. Fourth quarter originations were $2.1 billion, compared to $2.0 billion from the previous quarter and $2.7 billion from the same quarter last year. The adoption of SFAS No. 159 for mortgage banking in the first quarter of 2008 contributed $12 million of the year-over-year increase in mortgage banking revenue, with corresponding origination costs recorded in noninterest expense.

Net losses on investment securities were $40 million in the fourth quarter of 2008 compared with a net loss of $63 million last quarter. The fourth quarter losses were driven by an OTTI charge of $37 million on trust preferred securities. As of December 31, 2008, the Bancorp held $154 million in trust preferred securities.

Noninterest expense of $2.0 billion increased $1.1 billion both sequentially and from a year ago. The significant increase in expenses was primarily driven by the $965 million charge to record goodwill impairment in the fourth quarter of 2008. Excluding this charge, noninterest expense of $1.1 billion increased $90 million sequentially and $117 million from a year ago. Fourth quarter results included higher expenses related to the difficult operating environment that included higher provision for unfunded commitments, higher reinsurance reserve accruals to cover losses on proprietary private residential mortgage insurance and increased derivative counterparty marks. The combination of these expenses accounted for expense increases of $91 million sequentially and $96 million compared to the previous year. Additionally, fourth quarter 2008 results included an estimated net $8 million charge due to changes in loss estimates related to our indemnification obligation with Visa, while third quarter results included a $45 million charge

Fifth Third Bancorp	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related to Visa litigation, $36 million related to legal expenses associated with the satisfactory resolution of a the CitFed litigation, and $7 million in seasonally higher pension expense. Fourth quarter 2007 results included a $94 million charge due to Visa litigation and $8 million in acquisition related expenses. On a year-over-year comparison basis, acquisitions added approximately $26 million of additional operating expense, and the impact of the adoption of SFAS No. 159 on the classification of mortgage origination costs has added approximately $12 million. Remaining expense growth on both a sequential and year-over-year basis was attributable to higher volume-related payment processing expense, increased equipment and occupancy expense, and higher loan and lease processing costs as a result of increased collection activities.

Net charge-offs totaled $1.6 billion in the fourth quarter. Results included net charge-offs of $800 million on commercial loans that were either sold or transferred to held-for-sale during the quarter. Loss experience continued to be primarily associated with commercial residential builder and developer loans and consumer residential real estate loans, and to be disproportionately concentrated in Michigan and Florida. In aggregate, Florida and Michigan represented approximately 66% of total losses during the quarter and less than 30% of total loans and leases. Losses on commercial and consumer real estate loans in these states represented approximately 56% of total fourth quarter net charge-offs. Net charge-offs on loans to homebuilders and developers represented $568 million, or 35% of total net charge-offs. Provision for loan and lease losses totaled $2.8 billion in the fourth quarter of 2008, exceeding net charge-offs by $729 million. The increase in the allowance for loan and lease losses was reflective of a number of factors including; increased estimated loss factors due to negative trends in nonperforming assets and overall delinquencies; increased loss estimates due to the real estate price deterioration in some of the Bancorp’s key lending markets; and significant declines in general economic conditions.

COMPARISON OF THE YEAR ENDED 2007 WITH 2006

Net income for the year ended 2007 was $1.1 billion, or $1.99 per diluted share, a nine percent decrease compared to $1.2 billion, or $2.13 per diluted share, earned in 2006. Overall, increases in net interest margin and fee revenue were offset by a $177 million charge to lower the current cash surrender value of one of the Bancorp’s BOLI policies and increased provision for loan and lease losses. The BOLI charge reflected a decrease in the cash surrender value due to declines in the value of the policy’s underlying investments due to significant disruptions in the financial markets and widening credit spreads. Provision for loan and lease losses increased $285 million over 2006 to

$628 million, a result of the deteriorating credit environment.

Net interest income (FTE) increased five percent compared to 2006. Net interest margin increased to 3.36% in 2007 from 3.06% in 2006 largely due to the balance sheet actions taken in the fourth quarter of 2006 to improve the asset/liability mix of the Bancorp and reduce the size of the Bancorp’s available-for-sale securities portfolio to a size that was more consistent with its liquidity, collateral and interest rate risk management requirements.

Noninterest income increased 23% compared to 2006. Noninterest income in 2007 reflects the impact of the previously mentioned $177 million BOLI charge, while the 2006 results included $415 million in losses related to the fourth quarter balance sheet actions. Excluding these items, noninterest income increased nine percent compared to 2006 with growth in electronic payment processing, service charges on deposits and corporate banking revenue partially offset by lower mortgage banking net revenue.

Noninterest expense increased 14% compared to 2006. Noninterest expense in 2007 included $172 million in charges related to the Bancorp’s indemnification of estimated current and future Visa litigation settlements and $8 million of acquisition-related costs, while 2006 results included $49 million in charges related to the termination of debt and other financing agreements. Excluding these items, noninterest expense increased nine percent resulting from volume-based transaction growth in payment processing, higher technology related expenses reflecting infrastructure upgrades and higher occupancy expense from continued de novo banking center growth. During 2007, the Bancorp opened 77 additional banking centers through acquisitions and de novo expansion.

In 2007, net charge-offs as a percent of average loans and leases were 61 bp compared to 44 bp in 2006. A majority of the increase in net charge-offs were due to the weakened real estate markets in the Upper Midwest and Florida, which suppressed collateral values. At December 31, 2007, nonperforming assets as a percent of loans and leases increased to 1.32% from .61% at December 31, 2006. The Bancorp increased its allowance for loan and lease losses as percent of loans and leases from 1.04% as December 31, 2006 to 1.17% as of December 31, 2007.

During 2007, the Bancorp completed its acquisition of Crown, a subsidiary of R&G Financial Corporation, with $2.8 billion in assets and $1.7 billion in deposits located in Florida and Augusta, Georgia. Additionally, on August 16, 2007, the Bancorp announced its introduction into the North Carolina markets of Charlotte and Raleigh with an agreement to acquire First Charter, which was completed in the second quarter of 2008.

36	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

Total loans and leases increased $1.0 billion, or one percent, over 2007. The growth in total loans and leases was due to acquisitions since 2007, the use of contingent liquidity facilities related to certain off-balance sheet programs and increased loan production across the Bancorp’s footprint, partially offset by loan securitizations.

Total commercial loans and leases increased $3.6 billion, or eight percent, compared to December 31, 2007. The increase was primarily driven by growth in commercial loans of $3.1 billion, or 12%, compared to 2007 resulting from $1.8 billion from acquisitions since 2007 and $849 million from the use of contingent liquidity facilities related to certain off-balance sheet programs that were drawn upon in 2008. Included within the contingent liquidity facilities were approximately $187 million of loans outstanding at December 31, 2008 that were repurchased from a QSPE under the Bancorp’s liquidity asset purchase agreement. Also included in commercial loans at December 31, 2008 were $173 million in draws on outstanding letters of credit that were supporting certain securities issued as VRDNs. For further information on these arrangements, see the Off-Balance Sheet Arrangements section and Note 10 of the Notes to Consolidated Financial Statements.

Commercial mortgage loans increased eight percent compared to 2007, which primarily included the impact of acquisitions since 2007 of $971 million. The Bancorp’s largest gains in outstanding loans among industries included the financial services and insurance, manufacturing, healthcare and business services. Reductions among originations to the real estate and construction industries were offset by the second quarter 2008 acquisition of First Charter. In aggregate, commercial loans in the states of Michigan and Florida as a percentage of total commercial loans was 26% as of December 31, 2008 compared to 31% as of December 31, 2007.

Total consumer loans and leases decreased $2.6 billion, or seven percent, compared to 2007, as a result of the decreases in automobile loans and residential mortgage loans partially offset by credit card and home equity loan growth. Automobile loans decreased by approximately $2.6 billion, or 23%, due largely to automobile loan securitizations of $2.7 billion during the first quarter of 2008. Despite growth of $535 million of loans from acquisitions since 2007, residential mortgage loans were $10.3 billion at December 31, 2008, down 10% from 2007, due to the sale of $1.7 billion of portfolio loans in 2008 compared to $572 million in 2007. Credit card loans increased to $1.8 billion, an increase of 14% over 2007, due to continued success in cross-selling credit cards to its existing retail customer base. Home equity loans increased $878 million, primarily due to acquisitions since 2007.

Average total commercial loans and leases increased $8.0 billion, or 19%, compared to 2007. The increase in average total commercial loans and leases was primarily driven by growth in commercial loans and commercial mortgage loans, which increased 27% and 15%, respectively, over 2007. The increase in average commercial loans was driven by the use of contingent liquidity facilities related to certain off-balance sheet programs. The growth in commercial mortgage loans included the impact of acquisitions since 2007 of $693 million.

Average total consumer loans and leases decreased $468 million, or one percent, compared to 2007 as a result of a decrease in automobile loans of 17% largely due to the aforementioned automobile securitizations that occurred in the first quarter of 2008. The decline was partially offset by growth in credit card balances of $432 million, or 34%, and home equity loans of $504 million, or five percent. Acquisitions since 2007 impacted the change in residential mortgage loans and home equity loans by $1.5 billion and $409 million, respectively.

TABLE 19: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Commercial:
Commercial loans	$29,220	26,079	20,831	19,377	16,107
Commercial mortgage	12,952	11,967	10,405	9,188	7,636
Commercial construction	5,114	5,561	6,168	6,342	4,348
Commercial leases	3,666	3,737	3,841	3,698	3,426
Subtotal - commercial	50,952	47,344	41,245	38,605	31,517
Consumer:
Residential mortgage loans	10,292	11,433	9,905	8,991	7,912
Home equity	12,752	11,874	12,154	11,805	10,318
Automobile loans	8,594	11,183	10,028	9,396	7,734
Credit card	1,811	1,591	1,004	788	794
Other consumer loans and leases	1,194	1,157	1,167	1,644	2,092
Subtotal - consumer	34,643	37,238	34,258	32,624	28,850
Total loans and leases	$85,595	84,582	75,503	71,229	60,367

TABLE 20: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Commercial:
Commercial loans	$28,426	22,351	20,504	18,310	14,955
Commercial mortgage	12,776	11,078	9,797	8,923	7,391
Commercial construction	5,846	5,661	6,015	5,525	3,807
Commercial leases	3,680	3,683	3,730	3,495	3,296
Subtotal - commercial	50,728	42,773	40,046	36,253	29,449
Consumer:
Residential mortgage loans	10,993	10,489	9,574	8,982	6,801
Home equity	12,269	11,887	12,070	11,228	9,584
Automobile loans	8,925	10,704	9,570	8,649	8,128
Credit card	1,708	1,276	838	728	740
Other consumer loans and leases	1,212	1,219	1,395	1,897	2,340
Subtotal - consumer	35,107	35,575	33,447	31,484	27,593
Total average loans and leases	$85,835	78,348	73,493	67,737	57,042
Total average portfolio loans and leases (excludes held for sale)	$83,895	76,033	72,447	66,685	55,951

Fifth Third Bancorp	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: COMPONENTS OF INVESTMENT SECURITIES

As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Trading:
Variable rate demand notes	$1,140	-	-	-	-
Other securities	51	171	187	117	77
Total trading	$1,191	171	187	117	77
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$186	3	1,396	506	503
U.S. Government sponsored agencies	1,651	160	100	2,034	2,036
Obligations of states and political subdivisions	323	490	603	657	823
Agency mortgage-backed securities	8,529	8,738	7,999	16,127	17,571
Other bonds, notes and debentures	613	385	172	2,119	2,862
Other securities	1,248	1,045	966	1,090	1,006
Total available-for-sale and other	$12,550	10,821	11,236	22,533	24,801
Held-to-maturity:
Obligations of states and political subdivisions	$355	351	345	378	245
Other bonds, notes and debentures	5	4	11	11	10
Total held-to-maturity	$360	355	356	389	255

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2008, total investment securities were $14.3 billion compared to $11.2 billion at December 31, 2007.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of both the duration of the decline in value of the security and the severity of that decline, and maintains the intent and ability to hold these securities to the earlier of the recovery of the loss or maturity. Securities, which management has the intent and ability to hold to maturity and are classified as held-to-maturity are reported at amortized cost.

At December 31, 2008, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The investment portfolio includes FHLMC preferred

TABLE 22: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2008 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$41	$41	0.8	2.11%
Average life 1 – 5 years	143	147	1.5	2.10
Average life 5 – 10 years	-	-	-	-
Average life greater than 10 years	2	2	11.2	2.46
Total	186	190	1.5	2.11
U.S. Government sponsored agencies:
Average life of one year or less	164	165	0.1	4.47
Average life 1 – 5 years	168	174	1.7	3.10
Average life 5 – 10 years	1,319	1,391	7.7	3.79
Average life greater than 10 years	-	-	-	-
Total	1,651	1,730	6.4	3.78
Obligations of states and political subdivisions (a):
Average life of one year or less	202	203	0.3	7.31
Average life 1 – 5 years	71	72	2.5	7.18
Average life 5 – 10 years	49	50	7.5	6.87
Average life greater than 10 years	1	1	12.1	3.93
Total	323	326	1.9	7.21
Agency mortgage-backed securities:
Average life of one year or less	909	919	0.7	5.44
Average life 1 – 5 years	7,337	7,470	2.7	5.24
Average life 5 – 10 years	282	291	5.6	5.28
Average life greater than 10 years	1	1	10.4	5.09
Total	8,529	8,681	2.6	5.26
Other bonds, notes and debentures (b):
Average life of one year or less	186	178	0.1	2.51
Average life 1 – 5 years	265	242	3.0	7.27
Average life 5 – 10 years	112	102	6.6	7.55
Average life greater than 10 years	50	48	25.4	7.20
Total	613	570	4.6	5.87
Other securities (c)	1,248	1,231
Total available-for-sale and other securities	$12,550	$12,728	3.2	5.08%
(a)	Taxable-equivalent yield adjustments included in the above table are 2.46%, 2.13%, 0.26%, 1.32% and 2.05% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock, certain mutual fund holdings and equity security holdings.

38	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

stock and FNMA preferred securities with a remaining carrying value of $1 million after recognizing OTTI charges of $67 million during 2008. The Bancorp also recognized OTTI charges of $37 million on certain trust preferred securities, which have a remaining carrying value of $79 million. Total trust preferred securities have a carrying value of $154 million at December 31, 2008. These charges were recognized due to the severity of the decline in fair value of these securities throughout 2008. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio at or for the year ended December 31, 2008. Additionally, there were no material securities below investment grade as of December 31, 2008.

Trading securities increased from $171 million as of December 31, 2007 to $1.2 billion as of December 31, 2008. The increase was driven by $1.1 billion of VRDNs held by the Bancorp in its trading securities portfolio. These securities were purchased from the market during 2008, through FTS, who was also the remarketing agent. For more information on the Bancorp’s obligations in remarketing VRDNs, see Note 15 of the Notes to Consolidated Financial Statements.

On an amortized cost basis, at the end of 2008, available-for-sale securities increased $1.7 billion since December 31, 2007. At December 31, 2008 and 2007, available-for-sale securities were 12% and 11%, respectively, of interest-earning assets. Increases in the available-for-sale securities portfolio relate to the Bancorp’s overall balance sheet growth coupled with the increased purchase of securities as a part of the Bancorp’s non-qualifying hedging strategy related to mortgage servicing rights. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 3.2 years at December 31, 2008 compared to 6.8 years at December 31, 2007. The decrease in the weighted-average life of the debt securities portfolio was due to the decline in market rates during the fourth quarter of 2008. The market rate decline increased the likelihood that borrowers would refinance, decreasing the weighted-average life of agency mortgage-backed securities, which are a majority of the Bancorp’s available-for-sale portfolio. At December 31, 2008, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 5.08% compared to 5.31% at December 31, 2007.

During the second half of 2007 and continuing through 2008, as part of its liquidity support agreement, the Bancorp began to purchase investment grade commercial paper from an unconsolidated QSPE that is wholly owned by an independent third-party. The commercial paper has maturities ranging from as little as one day to 90 days. The purchase and maturity of the commercial paper is the primary contributor to the increase in the purchases and sales of available-for-sale securities during 2008 and 2007. The commercial paper is backed by the assets held by the QSPE and, as of the December 31, 2008 and 2007, the Bancorp held $143 million and $83 million of this commercial paper in its available-for-sale portfolio. Refer to the Off-balance Sheet Arrangements section for more information on the QSPE.

Information presented in Table 22 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates declined in 2008, particularly in the fourth quarter. This market rate decline led to unrealized gains of $152 million and $79 million, respectively, related to agency mortgage-backed securities and securities held with U.S. Government sponsored agencies as of December 31, 2008. Total net unrealized gains on the available-for-sale securities portfolio was $178 million at December 31, 2008 compared to an unrealized loss of $144 million at December 31, 2007 and a $183 million unrealized loss at December 31, 2006.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by expanding its retail franchise through acquisitions, offering competitive rates and enhancing its product offerings. At December 31, 2008, core deposits represented 55% of the Bancorp’s asset funding base, compared to 59% at December 31, 2007.

Included in core deposits are foreign office deposits, which are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance nor hold collateral. Other deposits consist of brokered savings and money market deposits and the Bancorp uses these, as well as certificates of deposit $100,000 and over, as a

TABLE 23: DEPOSITS
As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Demand	$15,287	14,404	14,331	14,609	13,486
Interest checking	13,826	15,254	15,993	18,282	19,481
Savings	16,063	15,635	13,181	11,276	8,310
Money market	4,689	6,521	6,584	6,129	4,321
Foreign office	2,144	2,572	1,353	421	153
Transaction deposits	52,009	54,386	51,442	50,717	45,751
Other time	14,350	11,440	10,987	9,313	6,837
Core deposits	66,359	65,826	62,429	60,030	52,588
Certificates - $100,000 and over	11,851	6,738	6,628	4,343	2,121
Other	403	2,881	323	3,061	3,517
Total deposits	$78,613	75,445	69,380	67,434	58,226

TABLE 24: AVERAGE DEPOSITS
As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Demand	$14,017	13,261	13,741	13,868	12,327
Interest checking	14,095	14,820	16,650	18,884	19,434
Savings	16,192	14,836	12,189	10,007	7,941
Money market	6,127	6,308	6,366	5,170	3,473
Foreign office	2,153	1,762	732	248	85
Transaction deposits	52,584	50,987	49,678	48,177	43,260
Other time	11,135	10,778	10,500	8,491	6,208
Core deposits	63,719	61,765	60,178	56,668	49,468
Certificates - $100,000 and over	9,531	6,466	5,795	4,001	2,403
Other	2,163	1,393	2,979	3,719	4,364
Total average deposits	$75,413	69,624	68,952	64,388	56,235

Fifth Third Bancorp	39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

method to fund earning asset growth.

Core deposits increased one percent compared to 2007 due to acquisitions during the past year. Exclusive of acquisitions, core deposits decreased three percent, as growth in demand, savings, and other time deposits was more than offset by a three percent decrease in interest-bearing core deposits as a result of increased competitor pricing on time deposits. A majority of the increase in deposit pricing was the result of the impact of the illiquidity in the marketplace that provided other financial institutions limited access to alternative funding sources. The Bancorp increased its rates during the third quarter of 2008 to approximate competitor rates and experienced increases in its interest-bearing core deposit products following these actions.

Certificates $100,000 and over at December 31, 2008 increased by $5.1 billion and other deposits decreased by $2.5 billion compared to December 31, 2007 primarily driven by growth in customer jumbo CD’s and other time deposits in an overall effort by the Bancorp to reduce exposure to market related funding.

On an average basis, core deposits increased three percent primarily due to acquisitions that occurred since 2007. Exclusive of acquisitions, average core deposits remained flat compared to 2007 as increases in demand deposits due to decreased earnings credit rates were partially offset by the decrease in interest-bearing core deposit products.

On an average basis, savings deposits increased nine percent primarily due to acquisitions that occurred since 2007. Exclusive of acquisitions, average savings deposits increased seven percent. This growth is primarily due to a mix shift as customers migrated from lower yielding interest checking into higher yielding savings accounts.

Borrowings

Total borrowings increased $1.8 billion, or eight percent, over 2007, to provide funding for the growth in the assets throughout 2008. As of December 31, 2008 and December 31, 2007, total borrowings as a percentage of interest-bearing liabilities remained consistent at 27%.

Total short-term borrowings were $10.2 billion at December 31, 2008 compared to $9.2 billion at December 31, 2007. The reduction in the overnight fed funds purchased balance was due to the receipt of $3.4 billion in equity funding from the U.S. Treasury under the CPP on December 31, 2008 and an increase in other short-term borrowings primarily through the purchase of term funding through FHLB advances and Term Auction Facility funds.

Long-term debt at December 31, 2008 increased six percent compared with December 31, 2007 due to increased fair value marks on hedged debt. Among debt issuances, new issuances during the first and second quarters of 2008 were offset by $2.1 billion of long-term bank notes maturing during 2008. In February 2008, the Bancorp issued $1.0 billion of 8.25% subordinated notes, a portion of which were subsequently hedged to floating, with a maturity date of March 1, 2038. In April 2008, the Bancorp issued $750 million of 6.25% senior notes with a maturity date of May 1, 2013. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity. Additionally, in May 2008, an unconsolidated trust issued $400 million of Tier 1-qualifying trust preferred securities and invested these proceeds in junior subordinated notes issued by the Bancorp. The notes mature on May 15, 2068 and bear a fixed rate of 8.875% until May 15, 2058. After May 15, 2058, the notes bear interest at a variable rate of three-month LIBOR plus 5.00%. The Bancorp has subsequently entered into hedges related to these notes.

Information on the average rates paid on borrowings is located in the Statements of Income Analysis. Further detail on the Bancorp’s long-term debt can be found in Note 14 of the Notes to Consolidated Financial Statements. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

TABLE 25: BORROWINGS
As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Federal funds purchased	$287	4,427	1,421	5,323	4,714
Short-term bank notes	-	-	-	-	775
Other short-term borrowings	9,959	4,747	2,796	4,246	4,537
Long-term debt	13,585	12,857	12,558	15,227	13,983
Total borrowings	$23,831	22,031	16,775	24,796	24,009

40	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK MANAGEMENT

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and mitigation of those risks that are inconsistent with the Bancorp’s risk profile. The Enterprise Risk Management division (ERM), led by the Bancorp’s Chief Risk Officer, ensures consistency in the Bancorp’s approach to managing and monitoring risk within the structure of the Bancorp’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes. The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational and regulatory compliance. ERM includes the following key functions:

•

Commercial Credit Risk Management provides safety and soundness within an independent portfolio management framework that supports the Bancorp’s Commercial loan growth strategies and underwriting practices, ensuring portfolio optimization and appropriate risk controls;

•

Risk Strategies and Reporting is responsible for quantitative analysis needed to support the Commercial dual grading system, ALLL methodology and analytics needed to assess credit risk and develop mitigation strategies related to that risk. The department also provides oversight, reporting and monitoring of commercial underwriting and credit administration processes. The Risk Strategies and Reporting department is also responsible for the economic capital program;

•

Consumer Credit Risk Management provides safety and soundless within an independent management framework that supports the Bancorp’s Consumer loan growth strategies, ensuring portfolio optimization, appropriate risk controls and oversight, reporting, and monitoring of underwriting and credit administration processes;

•

Operational Risk Management works with the line of business risk managers, affiliates and lines of business to maintain processes to monitor and manage all aspects of operational risk including ensuring consistency in application of enterprise operational risk programs, Sarbanes-Oxley compliance, and serving as a policy clearinghouse for the Bancorp, including policies relating to credit, market and operational risk. In addition, the Bank Protection function oversees and manages fraud prevention and detection and provide investigative and recovery services for the Bancorp;

•

Capital Markets Risk Management is responsible for instituting, monitoring, and reporting appropriate trading limits, monitoring liquidity, interest rate risk, and risk tolerances within the Treasury, Mortgage Company, and Capital Markets groups and utilizing a value at risk model for Bancorp market risk exposure;

•

Regulatory Compliance Risk Management ensures that processes are in place to monitor and comply with federal and state banking regulations, including fiduciary compliance processes. The function also has the responsibility for maintenance of an enterprise-wide compliance framework; and

•	The ERM division creates and maintains other functions, committees or processes as are necessary to effectively manage credit, market and operational risk throughout the Bancorp.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of credit, market, operational, regulatory compliance and strategic risk management activities for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. These committees include the Market Risk Committee, the Corporate Credit Committee, the Credit Policy Committee, the Operational Risk Committee, the Capital Committee, the Loan Loss Reserve Committee, the Management Compliance Committee, the Retail Distribution Governance Committee, and the Executive Asset Liability Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

Finally, Credit Risk Review is an independent function responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, counter-party credit risk, the accuracy of risk grades assigned to commercial credit exposure, appropriate accounting for charge-offs, and non-accrual status and specific reserves. Credit Risk Review reports directly to the Risk and Compliance Committee of the Board of Directors and administratively to the Director of Internal Audit.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centralized, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, which reports to the Risk and Compliance Committee of the Board of Directors, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use

Fifth Third Bancorp	41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Overview

During 2008, general economic conditions continued to deteriorate which had an adverse impact across the majority of the Bancorp’s loan and lease products. Geographically, the Bancorp experienced the most stress in the states of Michigan and Florida due to the decline in real estate prices. Real estate price deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks by automobile manufacturers. The year-over-year deterioration in home prices has been as high as 20% in some of the Bancorp’s hardest hit geographies. Among portfolios, the commercial homebuilder and developer, non-owner occupied residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended new lending to homebuilders and to commercial non-owner occupied real estate, discontinued the origination of brokered home equity products and raised underwriting standards on non-owner occupied residential mortgages. During the fourth quarter, in an effort to reduce loan exposure to the real estate and construction industries and obtain the highest realizable value, the Bancorp sold or moved to held-for-sale $1.3 billion in commercial loan balances. The Bancorp recognized $800 million in net charge-offs on these loans with approximately 49% of the losses representing real estate secured loans in Florida and 44% of the losses representing real estate secured loans in Michigan. Throughout 2008, the Bancorp aggressively engaged in other loss mitigation techniques such as reducing lines of credit, restructuring certain consumer loans, tightening certain underwriting standards and expanding commercial and consumer loan workout teams. The following credit information presents the Bancorp’s loan portfolio diversification, an analysis of nonperforming loans and loans charged-off and a discussion of the allowance for credit losses.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table

27 provides breakouts of the total commercial loan and lease portfolio, including held for sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial portfolio. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment and real estate project type.

As of December 31, 2008, the Bancorp had homebuilder exposure of $4.0 billion and outstanding loans of $2.7 billion with $366 million of portfolio commercial loans and $215 million in held-for-sale commercial loans in nonaccrual loans. As of December 31, 2008, approximately 41% of the outstanding loans to homebuilders are located in the states of Michigan and Florida and represent approximately 58% of the nonaccrual loans. As of December 31, 2007, the Bancorp had homebuilder exposure of $4.4 billion, outstanding loans of $2.9 billion with $176 million in nonaccrual loans.

The risk within the commercial real estate portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, the monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner occupied, non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum loan-to-values (LTV), minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and proforma analysis requirements.

The commercial real estate portfolio is diversified by product type, loan size and geographical location with concentration levels established to manage the exposure. Appraisals are obtained from qualified appraisers and are reviewed by an independent appraisal review group to ensure independence and consistency in the valuation process. Appraisal values are updated on an as needed basis, in conformity with market conditions and regulatory requirements. Table 26 provides further information on the location of commercial real estate and construction industry loans and leases.

The commercial portfolio has minimal direct exposure to auto manufactures and their suppliers, although any further deterioration of those industries would have negative impacts across the Bancorp’s lending products. As of December 31, 2008, the Bancorp had automobile dealer exposure, included within the retail trade industry, of $3.1 billion and outstanding loans of $2.0 billion with $113 million in nonaccrual loans.

TABLE 26: COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS AND LEASES BY STATE

	Outstanding		Nonaccrual
As of December 31 ($ in millions)	2008	2007	2008	2007
Ohio	$4,247	4,167	$180	84
Michigan	3,930	4,692	302	179
Florida	2,374	2,790	399	79
Illinois	1,384	1,425	95	21
Indiana	1,108	1,298	86	26
North Carolina	802	21	49	-
Kentucky	788	791	24	7
Tennessee	455	496	51	4
All other states	1,866	1,110	95	5
Total	$16,954	16,790	$1,281	405

42	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 27: COMMERCIAL LOAN AND LEASE PORTFOLIO EXPOSURE (a)

	2008			2007
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$11,925	14,428	583	11,564	14,450	147
Manufacturing	7,382	14,310	92	6,570	14,365	28
Construction	5,030	7,788	698	5,226	8,534	258
Retail trade	3,621	6,874	167	4,175	7,251	29
Financial services and insurance	3,601	8,164	28	2,484	6,916	6
Healthcare	3,081	5,057	20	2,347	4,007	15
Business services	2,925	5,141	38	2,266	4,251	25
Transportation and warehousing	2,726	3,224	26	2,565	3,076	21
Wholesale trade	2,567	4,772	25	2,179	4,127	16
Other services	1,203	1,712	22	1,049	1,455	17
Accommodation and food	1,163	1,560	38	1,036	1,470	21
Individuals	1,053	1,354	38	1,252	1,626	15
Communication and information	951	1,547	19	741	1,439	1
Mining	838	1,275	18	578	1,090	3
Entertainment and recreation	765	1,009	35	617	873	6
Public administration	725	938	-	737	957	-
Agribusiness	635	815	21	606	788	3
Utilities	584	1,231	-	389	1,210	2
Other	178	369	11	963	1,897	59
Total	$50,953	81,568	1,879	47,334	79,782	672
By loan size:
Less than $200,000	3%	2	5	3	3	9
$200,000 to $1 million	12	9	21	13	10	24
$1 million to $5 million	25	21	45	28	23	43
$5 million to $10 million	14	13	20	26	23	19
$10 million to $25 million	23	24	9	13	14	5
Greater than $25 million	23	31	-	17	27	-
Total	100%	100	100	100	100	100
By state:
Ohio	26%	30	14	26	30	20
Michigan	17	16	22	20	18	36
Florida	9	8	25	11	9	23
Illinois	8	9	8	9	9	6
Indiana	7	7	8	8	8	9
Kentucky	5	5	5	5	5	2
North Carolina	3	3	4	1	1	-
Tennessee	3	2	3	3	3	1
All other states	22	20	11	17	17	3
Total	100%	100	100	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio without recourse or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

Certain mortgage products have contractual features that may increase the risk of loss to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high loan-to-value (LTV) ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. Table 28 shows the Bancorp’s originations of these products for the year ended December 31, 2008 and 2007. The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest.

Table 29 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of December 31, 2008 and 2007. Reset of rates on adjustable rate mortgages are not expected to have a material impact on credit cost as two-thirds of adjustable rate mortgages have an LTV less than 80%. Geographically, the Bancorp’s residential mortgage portfolio is dominated by three states with Florida, Michigan and Ohio representing 31%, 23% and 14% of the portfolio, respectively.

The Bancorp previously originated certain non-conforming residential mortgage loans known as “Alt-A” loans. Borrower qualifications were comparable to other conforming residential mortgage products. As of December 31, 2008, the Bancorp held $115 million of Alt-A mortgage loans in its portfolio with approximately $17 million on nonaccrual.

The Bancorp previously sold certain mortgage products in the secondary market with recourse. At December 31, 2008 and 2007, the outstanding balances on these loans sold with recourse were approximately $1.3 billion and $1.5 billion, respectively, and the delinquency rates were approximately 6.40% and 3.03%, respectively. At December 31, 2008 and 2007, the Bancorp maintained an estimated credit loss reserve on these loans sold with recourse of approximately $20 million and $17 million, respectively. See Note 10 of the Notes to Consolidated Financial Statements for further information.

Fifth Third Bancorp	43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 28: RESIDENTIAL MORTGAGE ORIGINATIONS

For the years ended December 31 ($ in millions)	2008	Percent of total	2007	Percent of total
Greater than 80% LTV with no mortgage insurance	$15	-%	$265	2%
Interest-only	784	7	1,720	15
Greater than 80% LTV and interest-only	2	-	265	2
80/20 loans	38	-	212	2
80/20 loans and interest only	-	-	62	1

TABLE 29: RESIDENTIAL MORTGAGE OUTSTANDINGS

	2008			2007
As of December 31 ($ in millions)	Balance	Percent of total	Delinquency Ratio	Balance	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$2,024	22%	10.94%	$2,146	21%	8.93%
Interest-only	1,702	18	4.11	1,620	16	1.83
Greater than 80% LTV and interest-only	415	4	7.55	493	5	5.36

Home Equity Portfolio

The home equity portfolio is characterized by 82% of outstanding balances within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 736 as of December 31, 2008, comparable with 734 at December 31, 2007 and 735 at December 31, 2006. Further detail on channel origination and state location is included in Table 30. The Bancorp stopped origination of brokered home equity during the fourth quarter of 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

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

Total nonperforming assets were $3.0 billion at December 31, 2008, compared to $1.1 billion at December 31, 2007 and $455 million at December 31, 2006. At December 31, 2008, $473 million of nonaccrual commercial loans were held-for-sale, consisting primarily of real estate secured loans in Michigan and

Florida, and were carried at the lower of cost or market. Excluding the held-for-sale nonaccrual loans, nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of December 31, 2008 was 2.96% compared to 1.32% as of December 31, 2007 and .61% as of December 31, 2006. The composition of nonaccrual credits continues to be concentrated in real estate as 82% of nonaccrual credits were secured by real estate as of December 31, 2008 compared to approximately 84% as of December 31, 2007 and approximately 45% as of December 31, 2006.

Including the $473 million of nonperforming loans held-for-sale, commercial nonperforming loans and leases increased from $672 million at December 31, 2007 to $1.9 billion as of December 31, 2008. The majority of the increase was driven by the real estate and construction industries in the states of Florida and Michigan. These states combined to represent 47% of total commercial nonaccrual credits as of December 31, 2008. As shown in Table 27, the real estate and construction industries contributed to approximately three-fourths of the year-over-year increase in nonaccrual credits. Of the $1.3 billion of real estate and construction nonaccrual credits, $581 million is related to homebuilders or developers. As of December 31, 2008, $247 million of these homebuilder nonaccrual loans were specifically reviewed and the Bancorp provided $104 million in reserves held against these loans. For additional information on credit reserves, see the discussion on allowance for credit losses later in this section.

Consumer nonperforming loans and leases increased from $221 million as of December 31, 2007 to $864 million as of December 31, 2008. The increase in consumer nonperforming loans is primarily attributable to declines in the housing markets in the Michigan and Florida markets and the restructuring of certain loans. Michigan and Florida accounted for 58% of the increase in consumer nonperforming assets and, as of December 31, 2008, represented 58% of total consumer nonperforming assets. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain loans. Consumer restructured loans are recorded as nonperforming loans until there is a sustained period of payment by the borrower, generally a minimum of six months of payments in accordance

TABLE 30: HOME EQUITY OUTSTANDINGS

	Retail				Broker
	2008		2007		2008		2007
As of December 31 ($ in millions)	Outstanding	Delinquency Ratio	Outstanding	Delinquency Ratio	Outstanding	Delinquency Ratio	Outstanding	Delinquency Ratio
Ohio	$3,393	1.49%	$3,280	1.23%	$568	3.65%	$632	3.15%
Michigan	2,245	2.24	2,158	1.63	484	5.51	530	3.56
Illinois	1,147	2.10	908	1.18	261	4.93	274	2.66
Indiana	968	2.07	991	1.67	244	4.59	278	3.16
Kentucky	910	1.52	885	1.16	185	4.43	217	3.09
Florida	909	4.13	738	2.37	77	12.16	89	7.97
All other states	804	2.11	204	1.06	557	6.29	659	3.73
Total	$10,376	2.06%	$9,164	1.45%	$2,376	5.22%	$2,679	3.48%

44	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 31: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS
As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Nonaccrual loans and leases:
Commercial loans	$541	175	127	140	105
Commercial mortgage loans	482	243	84	51	51
Commercial construction loans	362	249	54	31	13
Commercial leases	21	5	6	5	5
Residential mortgage loans	259	92	38	30	24
Home equity (a)	26	45	40
Automobile loans (a)	5	3	3
Other consumer loans and leases (a)	-	1	-	37	30
Restructured loans and leases:
Commercial loans	-	-	-	-	1
Residential mortgage loans	342	29	-	-	-
Home equity	196	46	-	-	-
Automobile loans	6	-	-	-	-
Credit card	30	5	-	-	-
Total nonperforming loans and leases	2,270	893	352	294	229
Repossessed personal property and other real estate owned	230	171	103	67	74
Total nonperforming assets (b)	2,500	1,064	455	361	303
Nonaccrual loans held for sale	473	-	-	-	-
Total nonperforming assets including loans held for sale	$2,973	1,064	455	361	303
Commercial loans	$76	44	38	20	21
Commercial mortgage loans	136	73	17	7	8
Commercial construction loans	74	67	6	7	5
Commercial leases	4	4	2	1	1
Residential mortgage loans (c)	198	186	68	53	43
Home equity	96	72	51
Automobile loans	21	13	11
Credit card	56	31	16	10	13
Other consumer loans and leases	1	1	1	57	51
Total 90 days past due loans and leases	$662	491	210	155	142
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (b)	2.96%	1.32	.61	.52	.51
Allowance for loan and lease losses as a percent of nonperforming assets (b)	111	88	170	206	235
(a)	Prior to 2006, other consumer loans and leases include home equity, automobile and other consumer loans and leases.
(b)	Does not include nonaccrual loans held for sale.
(c)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2008, 2007, 2006 and 2005, these advances were $40 million, $25 million, $14 million and $13 million, respectively. Information in 2004 was not available.

with the loans’ modified terms. Consumer restructured loans contributed $574 million to nonperforming loans as of December 31, 2008 compared to $80 million in restructured loans as of December 31, 2007.

Included in nonaccrual loans and leases as of December 31, 2008 were $342 million of loans and leases currently performing in accordance with contractual terms, but for which there were serious doubts as to the ability of the borrower to comply with such terms. For the years 2008 and 2007, interest income of $70 million and $22 million, respectively, was recorded on nonaccrual and renegotiated loans and leases. For the years ended 2008 and 2007, additional interest income of $282 million and $144 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases had been current in accordance with the original terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 323 bp for 2008, compared to 61 bp for 2007. Table 32 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan net charge-offs to average commercial loans outstanding increased to 399 bp in 2008 compared to 43 bp in 2007, as homebuilders, developers and related suppliers were affected by the downturn in the real estate markets. Commercial net charge-offs include $800 million due to the sale or transfer to held-for-sale of $1.3 billion in commercial loan balances during the fourth quarter.

Homebuilders and developers net charge-offs for 2008 were $812 million, or 40% of total commercial charge-offs. Excluding the homebuilder and developer portfolio, the commercial loan charge-offs to average commercial loans outstanding was 252 bp in 2008 with the most stress exhibited in the Eastern Michigan and South Florida regions and among auto dealers.

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 208 bp in 2008 compared to 84 bp in 2007. Residential mortgage charge-offs increased to $243 million in 2008 compared to $43 million in 2007, reflecting increased foreclosure rates in the Bancorp’s key lending markets coupled with an increase in severity of loss on mortgage loans. Florida, Michigan and Ohio continue to rank among the top states in total mortgage foreclosures. These foreclosures not only added to the volume of charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as they contributed to declining home prices. Florida affiliates continue to experience the most stress and accounted for over half of the residential mortgage charge-offs in 2008. Home equity charge-offs increased to $205 million and 167 bp of average loans and continue to display distinct charge-off differences between lines and loans originated through the retail channel and those originated through brokered channels. Brokered home equity represented 50% of home equity charge-offs during 2008 despite representing only 19% of home equity lines and loans as of December 31, 2008. Excluding home equity lines and loans originated through brokered channels, home equity charge-offs to average home equity were 104 bp. Management responded to the performance of the brokered

Fifth Third Bancorp	45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 32: SUMMARY OF CREDIT LOSS EXPERIENCE
For the years ended December 31 ($ in millions)	2008	2007	2006	2005	2004
Losses charged off:
Commercial loans	$(667)	(121)	(131)	(99)	(95)
Commercial mortgage loans	(618)	(46)	(27)	(13)	(14)
Commercial construction loans	(750)	(29)	(7)	(5)	(7)
Commercial leases	-	(1)	(4)	(38)	(8)
Residential mortgage loans	(243)	(43)	(23)	(19)	(15)
Home equity	(212)	(106)	(65)	(60)	(52)
Automobile loans	(168)	(117)	(87)	(63)	(56)
Credit card	(101)	(54)	(36)	(46)	(35)
Other consumer loans and leases	(32)	(27)	(28)	(30)	(39)
Total losses	(2,791)	(544)	(408)	(373)	(321)
Recoveries of losses previously charged off:
Commercial loans	18	12	24	24	14
Commercial mortgage loans	5	2	3	3	5
Commercial construction loans	2	-	-	1	-
Commercial leases	1	1	5	1	1
Residential mortgage loans	-	-	-	-	-
Home equity	7	9	9	10	10
Automobile loans	34	32	30	18	18
Credit card	7	8	5	5	6
Other consumer loans and leases	7	18	16	12	15
Total recoveries	81	82	92	74	69
Net losses charged off:
Commercial loans	(649)	(109)	(107)	(75)	(81)
Commercial mortgage loans	(613)	(44)	(24)	(10)	(9)
Commercial construction loans	(748)	(29)	(7)	(4)	(7)
Commercial leases	1	-	1	(37)	(7)
Residential mortgage loans	(243)	(43)	(23)	(19)	(15)
Home equity	(205)	(97)	(56)	(50)	(42)
Automobile loans	(134)	(85)	(57)	(45)	(38)
Credit card	(94)	(46)	(31)	(41)	(29)
Other consumer loans and leases	(25)	(9)	(12)	(18)	(24)
Total net losses charged off	$(2,710)	(462)	(316)	(299)	(252)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	2.31%	.49	.53	.41	.54
Commercial mortgage loans	4.80	.40	.25	.10	.12
Commercial construction loans	12.80	.51	.11	.08	.17
Commercial leases	(.02)	.01	(.03)	1.06	.21
Total commercial loans and leases	3.99	.43	.34	.35	.35
Residential mortgage loans	2.47	.48	.27	.23	.25
Home equity	1.67	.82	.46	.44	.44
Automobile loans	1.56	.83	.60	.53	.48
Credit card	5.51	3.55	3.65	5.65	3.92
Other consumer loans and leases	2.10	.83	.91	1.06	.98
Total consumer loans and leases	2.08	.84	.55	.57	.56
Total net losses charged off	3.23%	.61	.44	.45	.45

home equity portfolio by reducing originations in 2007 of this product by 64% compared to 2006 and, at the end of 2007, eliminating this channel of origination. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The ratio of automobile loan net charge-offs to average automobile loans was 156 bp for 2008, an increase of 73 bp compared to 2007 displaying an expected increase due to a shift in the portfolio to a higher percentage of used automobiles and an increase in loss severity due to increased market depreciation of used automobiles. The net charge-off ratio on credit card balances was 551 bp in 2008. Increases in the charge-off ratio over the previous two years reflects seasoning in the credit card portfolio and general economic conditions compared to 2007 and for 2006, due to increased personal bankruptcies in 2005 in anticipation of the changes in bankruptcy law. Management expects trends in the charge-off ratio on credit card balances to be consistent with general economic trends, such as unemployment and personal bankruptcy filings. The Bancorp employs a risk-adjusted pricing methodology to help ensure adequate compensation is received for those products that have higher credit costs.

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall allowance for loan and lease losses, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the allowance for loan and lease losses. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the allowance for loan and lease losses can be found in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

46	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 33: CHANGES IN ALLOWANCE FOR CREDIT LOSSES
For the years ended December 31 ($ in millions)	2008	2007	2006	2005	2004
Balance, beginning of year	$1,032	847	814	785	770
Net losses charged off	(2,710)	(462)	(316)	(299)	(252)
Provision for loan and lease losses	4,560	628	343	330	268
Net change in reserve for unfunded commitments	100	19	6	(2)	(1)
Balance, end of year	$2,982	1,032	847	814	785
Components of allowance for credit losses:
Allowance for loan and lease losses	$2,787	937	771	744	713
Reserve for unfunded commitments	195	95	76	70	72
Total allowance for credit losses	$2,982	1,032	847	814	785

In 2008, the Bancorp has not substantively changed any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

Certain inherent, but undetected losses are probable within the loan and lease portfolio. An unallocated component to the allowance for loan and lease losses is maintained to recognize the imprecision in estimating and measuring loss. The Bancorp’s current methodology for determining this measure is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and other qualitative adjustments. Approximately 81% of the required reserves come from the baseline historical loss rates, specific reserve estimates and current credit grades; while 19% comes from qualitative adjustments. As a result, the required reserves tend to slightly lag the deterioration in the portfolio due to the heavy reliance on realized historical losses and the credit grade rating process. The unallocated allowance as a percent of total portfolio loans and leases for the year ended December 31, 2008 was .33%, or 10% of the total allowance, compared to .06%, or 5% of the total allowance, as of December 31, 2007. The increase in the unallocated allowance compared to the prior year was a result of the steep decline in real estate prices, market volatility in the second half of 2008 and economic deterioration in some of the Bancorp’s lending markets, for which the deterioration had not yet been captured in the historical loss rates and where the extent of deterioration cannot be determined.

As shown in Table 34, the allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 3.31% at December 31, 2008, compared to 1.17% at December 31, 2007. Total allowance for loan and lease losses totaled $2.8 billion and $937 million as of December 31, 2008 and 2007, respectively. This increase is reflective of a number of factors including: the increase in commercial impaired loans which are individually reviewed and allowed for, increased estimated loss factors due to negative trends in overall delinquencies, increased loss estimates once a loan becomes delinquent due to deterioration in the real estate collateral values in some of the Bancorp’s key lending markets and declines in general economic conditions that are used to determine an economic factor adjustment. These factors were the primary drivers of the increased reserve amounts for most of the Bancorp’s loan categories.

Impaired commercial loans increased to $1.5 billion as of December 31, 2008 compared to $494 million as of December 31, 2007. Impaired commercial loans above specified thresholds require individual review to determine loan and lease reserves. In addition to the increased volume of impaired commercial loans, required loan and lease reserves on these loans were generally higher due to the deterioration in collateral values.

Delinquency trends have increased across most product lines and credit grades, leading to increases in expected loss rates and, therefore, increased reserve requirements for those products. In

TABLE 34: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Allowance attributed to:
Commercial loans	$824	271	252	201	210
Commercial mortgage loans	363	135	95	78	73
Commercial construction loans	252	98	49	46	42
Residential mortgage loans	388	67	51	38	45
Consumer loans	611	287	247	183	160
Lease financing	70	32	29	56	47
Unallocated	279	47	48	142	136
Total allowance for loan and lease losses	$2,787	937	771	744	713
Portfolio loans and leases:
Commercial loans	$29,197	24,813	20,831	19,253	16,107
Commercial mortgage loans	12,502	11,862	10,405	9,188	7,636
Commercial construction loans	5,114	5,561	6,168	6,342	4,347
Residential mortgage loans	9,385	10,540	8,830	7,847	7,366
Consumer loans	23,509	22,943	23,204	22,006	18,875
Lease financing	4,436	4,534	4,915	5,289	5,477
Total portfolio loans and leases	$84,143	80,253	74,353	69,925	59,808
Attributed allowance as a percent of respective portfolio loans:
Commercial loans	2.82%	1.09	1.21	1.05	1.31
Commercial mortgage loans	2.90	1.14	.91	.85	.96
Commercial construction loans	4.93	1.77	.80	.72	.96
Residential mortgage loans	4.13	.63	.58	.49	.61
Consumer loans	2.60	1.25	1.06	.83	.85
Lease financing	1.58	.69	.59	1.06	.86
Unallocated (as a percent of total portfolio loans and leases)	.33	.06	.06	.20	.23
Total portfolio loans and leases	3.31%	1.17	1.04	1.06	1.19

Fifth Third Bancorp	47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

general, the increase in historical loss reserve factors was responsible for over half of the year-over-year increase in the allowance for loan and lease losses.

As mentioned, real estate price deterioration, as measured by the Home Price Index, was most prevalent in some of the key lending markets of the Bancorp. The deterioration in real estate values increased the expected loss once a loan becomes delinquent, particularly for residential mortgage and home equity loans with high loan-to-value ratios.

Economic trends such as gross domestic product, unemployment rate, home sales and inventory and bankruptcy filings have historically provided indicators of trends in loan and lease loss rates. Compared to the prior year, negative trends in general economic conditions in the national and local economies caused increases in reserve factors used to determine the losses inherent within the loan and lease portfolio.

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

The Bancorp’s Executive Asset Liability Committee (ALCO), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income and mortgage banking net revenue over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for December 31, 2008. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

Table 35 shows the Bancorp’s estimated earnings sensitivity profile and ALCO policy limits as of December 31, 2008:

TABLE 35: ESTIMATED EARNINGS SENSITIVITY PROFILE

	Change in Earnings (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(2.79)%	(1.67)	(5.00)	(7.00)
+100	(2.28)	(1.66)	-	-

Economic Value of Equity

The Bancorp also employs economic value of equity (EVE) as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios. The following table shows the Bancorp’s EVE sensitivity profile as of December 31, 2008:

TABLE 36: ESTIMATED EVE SENSITIVITY PROFILE

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(1.25)%	(20.0)
+100	(0.15)
-25	(0.06)

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The earnings simulation and EVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risks arise from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of December 31, 2008 are included in Note 11 of the Notes to Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 37 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of December 31, 2008. Additionally, Table 38 displays a summary of expected principal cash flows occurring after one year, as of December 31, 2008.

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $496 million and $613 million as of December 31, 2008 and 2007, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during 2008 and had a pronounced decrease at the end of the year in response to the actions taken by the U.S. Treasury. This decrease in rates caused prepayment assumptions to increase and led to $207 million in temporary impairment during the year ended December 31, 2008 compared to the $22 million in temporary impairment in 2007. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $209 million and $29 million on its non-qualifying hedging strategy for the year ended December 31, 2008 and 2007, respectively. See Note 10 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on mortgage servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2008 and December 31, 2007 was approximately $307 million and $329 million, respectively. The Bancorp also enters into foreign

TABLE 37: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS
As of December 31, 2008 ($ in millions)	Less than 1 year	1-5 years	Greater than 5 years	Total
Commercial loans	$15,388	11,828	1,981	29,197
Commercial mortgage loans	4,814	5,460	2,228	12,502
Commercial construction loans	3,651	1,254	209	5,114
Commercial leases	584	1,626	1,456	3,666
Subtotal - commercial	24,437	20,168	5,874	50,479
Residential mortgage loans	3,047	3,617	2,721	9,385
Home equity	2,281	5,153	5,318	12,752
Automobile loans	3,133	4,916	545	8,594
Credit card	138	1,673	-	1,811
Other consumer loans and leases	520	577	25	1,122
Subtotal – consumer	9,119	15,936	8,609	33,664
Total	$33,556	36,104	14,483	84,143

TABLE 38: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS OCCURRING AFTER ONE YEAR

		Interest Rate
As of December 31, 2008 ($ in millions)		Fixed	Floating or Adjustable
Commercial loans		$3,047		10,762
Commercial mortgage loans		2,964		4,724
Commercial construction loans		178		1,285
Commercial leases		3,082		-
Subtotal – commercial		9,271		16,771
Residential mortgage loans		3,492		2,846
Home equity		1,553		8,918
Automobile loans		5,419		42
Credit card		998		675
Other consumer loans and leases		597		5
Subtotal – consumer		12,059		12,486
Total		$21,330		29,257

Fifth Third Bancorp	49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 39: AGENCY RATINGS
As of February 23, 2009	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Commercial paper	Prime-1	A-2	F1	R-1M
Senior debt	A2	A-	A	AAL
Subordinated debt	A3	BBB+	A-	A
Fifth Third Bank and Fifth Third Bank (Michigan):
Short-term deposit	Prime-1	A1	F1	R-1H
Long-term deposit	A1	A	A+	AA
Senior debt	A1	A	A	AA
Subordinated debt	A2	A-	A-	AAL

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

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. A summary of certain obligations and commitments to make future payments under contracts is included in Table 42. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. Cash flows from estimated loan and lease repayment are included in Table 37. The estimated weighted-average life of the available-for-sale securities portfolio was 3.2 years at December 31, 2008, based on current prepayment expectations. Of the $14.3 billion of securities in the portfolio at December 31, 2008, $5.8 billion in principal and interest is expected to be received in the next 12 months and an additional $2.2 billion is expected to be received in the next 13 to 24 months. In addition to the securities portfolio, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the year ended December 31, 2008 and 2007, loans totaling $15.7 billion and $12.2 billion, respectively, were securitized or sold.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 65% of its average total assets during 2008. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of December 31, 2008, $4.4 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations, however, due to current market disruptions, access to these markets may not be readily available. The Bancorp also has $16.2 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $17.9 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks. The Bancorp has approximately $1.3 billion of unsecured long-term debt and $2.8 billion of total long-term debt that will mature during 2009.

The Bancorp’s senior debt ratings as of February 23, 2009 are summarized in Table 39, which indicate the Bancorp’s strong capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

•	Moody’s A2 rating is considered upper-medium-grade obligations and is the third highest ranking within its overall classification system;
•	Standard & Poor’s A- rating indicates the obligor’s capacity to meet its financial commitment is STRONG and is the third highest ranking within its overall classification system;
•	Fitch Ratings’ A rating is considered high credit quality and is the third highest ranking within its overall classification system; and
•	DBRS Ltd.’s AAL rating is considered superior credit quality and is the second highest ranking within its overall classification system.

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating.

50	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL MANAGEMENT

Management, including the Bancorp’s Board of Directors, regularly reviews the Bancorp’s capital position to help ensure that it is appropriately positioned under various operating environments. In May 2008, Fifth Third Capital Trust VII, a wholly-owned non-consolidated subsidiary of the Bancorp, issued $400 million of Tier 1-qualifying trust preferred securities to third party investors and invested these proceeds in junior subordinated notes issued by the Bancorp. Due to the deterioration in credit trends over the past year and the uncertainty involving future economic trends, management carried out actions throughout 2008 to increase the Bancorp’s capital position. During the second quarter of 2008, the Bancorp issued approximately $1 billion in Tier 1 capital in the form of convertible preferred shares. This issuance allowed the Bancorp to immediately meet its revised Tier I capital ratio targets of eight to nine percent. In addition, the Bancorp’s Board of Directors reduced the dividend on its common stock to allow for further retention of capital, preserving over $580 million of capital in 2008 relative to the prior level, and nearly $1.0 billion in 2009. In 2008, the Bancorp paid dividends per common share of $0.75, a reduction from the $1.70 paid per common share in 2007.

On October 14, 2008, the U.S. Treasury announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. Among the initiatives, the U.S. Treasury created a voluntary CPP as part of its efforts to provide a firmer capital foundation for financial institutions and to increase credit availability to consumers and businesses. As part of the program, eligible financial institutions were able to sell equity interests to the U.S. Treasury in amounts equal to one to three percent of the institution’s risk-weighted assets. These equity interests constitute Tier 1 capital. On December 31, 2008, the Bancorp issued $3.4 billion in senior preferred stock (Series F) and related warrants under the terms of the CPP to the U.S. Treasury. The CPP investment provided capital in excess of the Bancorp’s previously planned levels, on terms the Bancorp believes are favorable to its investors.

At December 31, 2008, shareholders’ equity was $12.1 billion, compared to $9.2 billion at December 31, 2007. Tangible equity as a percent of tangible assets was 7.86% at December 31, 2008 and 6.14% at December 31, 2007. The increase in shareholders’ equity and tangible equity ratio from 2007 is primarily a result of the issuance of preferred stock during the second half of 2008.

The Federal Reserve Board established quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). Additionally, the guidelines define “well-capitalized” ratios for Tier 1 and total risk-based capital as 6% and 10%, respectively. The Bancorp exceeded these “well-capitalized” ratios for all periods presented. As of December 31, 2008, actions taken to bolster capital during the year increased the Bancorp’s Tier 1 capital ratio to 10.59% and the total risk-based capital ratio to 14.78%. Management expects short-term capital ratios to remain elevated above management’s target of eight to nine percent for Tier 1 capital ratio and 11.5% to 12.5% for total risk-based capital ratio.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In 2008, the Bancorp paid dividends per common share of $0.75, a decrease from the $1.70 paid in 2007. The reduction in quarterly common dividend was in response to the difficult operating environment and the additional capital that may be needed. The Bancorp’s quarterly dividend per common share for the fourth quarter 2008 was $0.01.

As previously discussed, the Bancorp has issued $3.4 billion in senior preferred stock and related warrants to the U.S. Treasury as part of the CPP. Upon issuance, the Bancorp agreed to limit dividends to common stock holders to the quarterly dividend rate paid prior to October 14, 2008, which was $0.15. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party.

The Bancorp’s repurchase of equity securities is shown in Table 41. On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp is restricted in its repurchases of its common stock. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party.

TABLE 40: CAPITAL RATIOS
As of December 31 ($ in millions)	2008	2007	2006	2005	2004
Average equity as a percent of average assets	8.78%	9.35	9.32	9.06	9.34
Tangible equity as a percent of tangible assets	7.86	6.14	7.95	7.23	8.51
Tangible common equity as a percent of tangible assets	4.23	6.14	7.95	7.22	8.50
Tier I capital	$11,924	8,924	8,625	8,209	8,522
Total risk-based capital	16,646	11,733	11,385	10,240	10,176
Risk-weighted assets	112,570	115,529	102,823	98,293	82,633
Regulatory capital ratios:
Tier I capital	10.59%	7.72	8.39	8.35	10.31
Total risk-based capital	14.78	10.16	11.07	10.42	12.31
Tier I leverage	10.27	8.50	8.44	8.08	8.89

TABLE 41: SHARE REPURCHASES
For the years ended December 31	2008	2007	2006
Shares authorized for repurchase at January 1	19,201,518	15,807,045	17,846,953
Additional authorizations	-	30,000,000	-
Shares repurchases (a)	-	(26,605,527)	(2,039,908)
Shares authorized for repurchase at December 31	19,201,518	19,201,518	15,807,045
Average price paid per share	N/A	40.70	39.72

(a)	Excludes 63,270, 365,867 and 357,612 shares repurchased during 2008, 2007 and 2006, respectively, in connection with various employee compensation plans. These repurchases are not included in the calculation for average price paid and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

Fifth Third Bancorp	51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and variable interest entities (VIEs) in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value.

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. The nature and extent of these transactions are provided in Note 15 of the Notes to Consolidated Financial Statements. In addition, the Bancorp uses conduits, asset securitizations and certain defined guarantees to provide a source of funding. The use of these investment vehicles involves differing degrees of risk. A summary of these transactions is provided below.

Through December 31, 2008 and 2007, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of these loans at December 31, 2008 and 2007 was $1.9 billion and $3.0 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the years ended December 31, 2008 and 2007, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of December 31, 2008 and 2007, the liquidity asset purchase agreement was $2.8 billion and $5.0 billion, respectively. During 2008, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp provided liquidity support to the QSPE during 2008 through purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE under the liquidity asset purchase agreement. As of December 31, 2008, the Bancorp held approximately $143 million of asset-backed commercial paper issued by the QSPE, representing 7% of the total commercial paper issued by the QSPE. Due to continued difficulty in obtaining sufficient funding through the issuance of commercial paper in the first quarter of 2009, the Bancorp held approximately $836 million of asset-backed commercial paper issued by the QSPE, representing 43% of the total commercial paper issued by the QSPE.

During 2008, the Bancorp repurchased $686 million of commercial loans at par from the QSPE under the liquidity asset purchase agreement. Fair value adjustment charges of $3 million were recorded on these loans upon repurchase. As of December 31, 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. At December 31, 2008 and 2007, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $37 million and $18 million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio. For further information on the QSPE, see Note 10 of the Notes to Consolidated Financial Statements.

The Bancorp utilizes securitization trusts, formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain automobile loans and other consumer loans. During 2008 the Bancorp recognized pretax gains of $15 million on the sale of $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The QSPEs issue asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. During 2008, the Bancorp did not repurchase any previously transferred automobile loans from the QSPEs. For further information on these automobile securitizations, see Note 10 of the Notes to Consolidated Financial Statements.

At December 31, 2008 and 2007, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.3 billion and $1.5 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. For further information on the residential mortgage loans sold with credit recourse, see Note 10 of the Notes to Consolidated Financial Statements.

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. In some instances, these PMI insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $170 million at December 31, 2008. As of December 31, 2008, the Bancorp maintained a reserve of approximately $13 million related to exposures within the reinsurance portfolio. No reserve was deemed necessary as of December 31, 2007.

52	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2008 are shown in Table 42. As of December 31, 2008, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. Further detail on the impact of income taxes is located in Note 22 of the Notes to Consolidated Financial Statements.

TABLE 42: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2008 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits without a stated maturity (a)	$52,412	-	-	-	52,412
Time deposits (b)	19,054	816	55	6,276	26,201
Long-term debt (c)	2,785	855	2,336	7,609	13,585
Short-term borrowings (d)	10,246	-	-	-	10,246
Forward contracts to sell mortgage loans (e)	3,235	-	-	-	3,235
Noncancelable lease obligations (f)	90	161	143	543	937
Partnership investment commitments (g)	302	-	-	-	302
Pension obligations (h)	21	38	36	78	173
Capital expenditures (i)	68	-	-	-	68
Purchase obligations (j)	27	43	11	-	81
Total contractually obligated payments due by period	$88,240	1,913	2,581	14,506	107,240
Other commitments by expiration period:
Commitments to extend credit (k)	$18,233	31,237	-	-	49,470
Letters of credit (l)	3,303	4,066	1,178	404	8,951
Total other commitments by expiration period	$21,536	35,303	1,178	404	58,421
(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(b)	Includes other time and certificates $100,000 and over. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. See Note 14 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.
(d)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, see Note 13 of the Notes to Consolidated Financial Statements.
(e)	See Note 11 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell mortgage loans.
(f)	Includes both operating and capital leases.
(g)	Includes low-income housing, historic tax and venture capital partnership investments.
(h)	See Note 23 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(i)	Includes commitments to various general contractors for work related to banking center construction.
(j)	Represents agreements to purchase goods or services.
(k)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements.
(l)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

Fifth Third Bancorp	53

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on the foregoing, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and information is accumulated and communicated to management on a timely basis.

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2008. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2008. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2008. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2008. This report appears on page 55 of the annual report.

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

Kevin T. Kabat	Ross J. Kari
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 27, 2009	February 27, 2009

54	Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Bancorp and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio

February 27, 2009

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 27, 2009

Fifth Third Bancorp	55

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2008	2007
Assets
Cash and due from banks	$2,739	2,660
Available-for-sale and other securities (a)	12,728	10,677
Held-to-maturity securities (b)	360	355
Trading securities	1,191	171
Other short-term investments	3,578	620
Loans held for sale (c)	1,452	4,329
Portfolio loans and leases:
Commercial loans	29,197	24,813
Commercial mortgage loans	12,502	11,862
Commercial construction loans	5,114	5,561
Commercial leases	3,666	3,737
Residential mortgage loans (d)	9,385	10,540
Home equity	12,752	11,874
Automobile loans	8,594	9,201
Credit card	1,811	1,591
Other consumer loans and leases	1,122	1,074
Portfolio loans and leases	84,143	80,253
Allowance for loan and lease losses	(2,787)	(937)
Portfolio loans and leases, net	81,356	79,316
Bank premises and equipment	2,494	2,223
Operating lease equipment	463	353
Goodwill	2,624	2,470
Intangible assets	168	147
Servicing rights	499	618
Other assets	10,112	7,023
Total Assets	$119,764	110,962
Liabilities
Deposits:
Demand	$15,287	14,404
Interest checking	13,826	15,254
Savings	16,063	15,635
Money market	4,689	6,521
Other time	14,350	11,440
Certificates - $100,000 and over	11,851	6,738
Foreign office and other	2,547	5,453
Total deposits	78,613	75,445
Federal funds purchased	287	4,427
Other short-term borrowings	9,959	4,747
Accrued taxes, interest and expenses	2,029	2,427
Other liabilities	3,214	1,898
Long-term debt	13,585	12,857
Total Liabilities	107,687	101,801
Shareholders’ Equity
Common stock (e)	1,295	1,295
Preferred stock (f)	4,241	9
Capital surplus (g)	848	1,779
Retained earnings	5,824	8,413
Accumulated other comprehensive income (loss)	98	(126)
Treasury stock	(229)	(2,209)
Total Shareholders’ Equity	12,077	9,161
Total Liabilities and Shareholders’ Equity	$119,764	110,962

(a)	Amortized cost: December 31, 2008 - $12,550 and December 31, 2007 - $10,821
(b)	Market values: December 31, 2008 - $360 and December 31, 2007 - $355
(c)	Includes $881 million of residential mortgage loans held for sale measured at fair value at December 31, 2008.
(d)	Includes $7 million of residential mortgage loans held for investment measured at fair value at December 31, 2008.
(e)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2008 - 577,386,612 (excludes 6,040,492 treasury shares) and December 31, 2007 - 532,671,925 (excludes 51,516,339 treasury shares).
(f)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share, which were issued and outstanding at December 31, 2007 and repurchased for $22 million and retired on November 26, 2008; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share, which were issued and outstanding at December 31, 2007 and repurchased for $6 million and retired on November 26, 2008; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at December 31, 2008; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 44,300 issued and outstanding at December 31, 2008.
(g)	Includes ten-year warrants valued at $239 million to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.

See Notes to Consolidated Financial Statements.

56	Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2008	2007	2006
Interest Income
Interest and fees on loans and leases	$4,935	5,418	5,000
Interest on securities	660	590	934
Interest on other short-term investments	13	19	21
Total interest income	5,608	6,027	5,955
Interest Expense
Interest on deposits	1,289	2,007	1,910
Interest on other short-term borrowings	248	324	402
Interest on long-term debt	557	687	770
Total interest expense	2,094	3,018	3,082
Net Interest Income	3,514	3,009	2,873
Provision for loan and lease losses	4,560	628	343
Net Interest Income (Loss) After Provision for Loan and Lease Losses	(1,046)	2,381	2,530
Noninterest Income
Electronic payment processing revenue	912	826	717
Service charges on deposits	641	579	517
Corporate banking revenue	444	367	318
Investment advisory revenue	353	382	367
Mortgage banking net revenue	199	133	155
Other noninterest income	363	153	299
Securities gains (losses), net	(86)	21	(364)
Securities gains - non-qualifying hedges on mortgage servicing rights	120	6	3
Total noninterest income	2,946	2,467	2,012
Noninterest Expense
Salaries, wages and incentives	1,337	1,239	1,174
Employee benefits	278	278	292
Net occupancy expense	300	269	245
Payment processing expense	274	244	184
Technology and communications	191	169	141
Equipment expense	130	123	116
Goodwill impairment	965	-	-
Other noninterest expense	1,089	989	763
Total noninterest expense	4,564	3,311	2,915
Income (Loss) Before Income Taxes and Cumulative Effect	(2,664)	1,537	1,627
Applicable income tax expense (benefit)	(551)	461	443
Income (Loss) Before Cumulative Effect	(2,113)	1,076	1,184
Cumulative effect of change in accounting principle, net of tax (a)	-	-	4
Net Income (Loss)	(2,113)	1,076	1,188
Dividends on preferred stock	67	1	-
Net Income (Loss) Available to Common Shareholders	$(2,180)	1,075	1,188
Earnings Per Share	$(3.94)	2.00	2.14
Earnings Per Diluted Share	$(3.94)	1.99	2.13

(a)	Reflects a benefit of $4 million (net of $2 million of tax) for the adoption of SFAS No. 123(R) as of January 1, 2006.

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp	57

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2005	$1,295	9	1,827	8,007	(413)	(1,279)	9,446
Net income				1,188			1,188
Other comprehensive income					288		288
Comprehensive income							1,476
Cumulative effect of change in accounting for pension and other postretirement obligations					(54)		(54)
Cash dividends declared:
Common stock at $1.58 per share				(880)			(880)
Preferred stock				(1)			(1)
Shares acquired for treasury						(82)	(82)
Stock-based compensation expense			76	1			77
Impact of cumulative effect of change in accounting principle			(6)				(6)
Restricted stock grants			(45)			45	-
Stock-based awards exercised, including treasury shares issued			(49)			84	35
Loans repaid related to the exercise of stock-based awards, net			8				8
Change in corporate tax benefit related to stock-based compensation			(1)				(1)
Other			2	2			4
Balance at December 31, 2006	1,295	9	1,812	8,317	(179)	(1,232)	10,022
Net income				1,076			1,076
Other comprehensive income					53		53
Comprehensive income							1,129
Cash dividends declared:
Common stock at $1.70 per share				(914)			(914)
Preferred stock				(1)			(1)
Shares acquired for treasury						(1,084)	(1,084)
Stock-based compensation expense			60	1			61
Impact of cumulative effect of change in accounting principle				(98)			(98)
Restricted stock grants			(59)			59	-
Stock-based awards exercised, including treasury shares issued			(39)			86	47
Loans repaid related to the exercise of stock-based awards, net			2				2
Change in corporate tax benefit related to stock-based compensation			2				2
Employee stock ownership through benefit plans				38		(38)	-
Impact of diversification of nonqualified deferred compensation plan				(8)			(8)
Other			1	2			3
Balance at December 31, 2007	1,295	9	1,779	8,413	(126)	(2,209)	9,161
Net loss				(2,113)			(2,113)
Other comprehensive income					224		224
Comprehensive loss							(1,889)
Cash dividends declared:
Common stock at $0.75 per share				(413)			(413)
Preferred stock				(48)			(48)
Dividends on redemption of preferred shares				(19)			(19)
Issuance of preferred shares, Series G		1,072					1,072
Issuance of preferred shares, Series F		3,169	239				3,408
Shares issued in business combinations			(1,071)			1,841	770
Retirement of preferred shares, Series D, E		(9)					(9)
Stock-based compensation expense			56	1			57
Restricted stock grants			(136)			136	-
Stock-based awards exercised, including treasury shares issued			(2)			2	-
Loans repaid related to the exercise of stock-based awards, net			4				4
Change in corporate tax benefit related to stock-based compensation			(16)				(16)
Other			(5)	3		1	(1)
Balance at December 31, 2008	$1,295	4,241	848	5,824	98	(229)	12,077

See Notes to Consolidated Financial Statements.

58	Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2008	2007	2006
Operating Activities
Net Income (loss)	$(2,113)	1,076	1,188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	4,560	628	343
Cumulative effect of change in accounting principle, net of tax	-	-	(4)
Depreciation, amortization and accretion	8	367	399
Stock-based compensation expense	57	61	77
Benefit for deferred income taxes	(1,140)	(178)	(21)
Realized securities gains	(41)	(16)	(44)
Realized securities losses	127	2	408
Realized securities gains - non-qualifying hedges on mortgage servicing rights	(120)	(6)	(3)
Provision (recovery) for mortgage servicing rights	207	22	(19)
Net (gains) losses on sales of loans	(47)	112	4
Capitalized mortgage servicing rights	(195)	(207)	(135)
Loss on recalculation of the timing of tax benefits on leveraged leases	130	-	-
Impairment charges on goodwill	965	-	-
Loans originated for sale, net of repayments	(11,527)	(13,125)	(8,671)
Proceeds from sales of loans held for sale	11,273	11,027	8,812
Decrease (increase) in trading securities	134	16	(70)
(Increase) decrease in other assets	(454)	86	(1,421)
Increase (decrease) in accrued taxes, interest and expenses	925	194	(31)
Excess tax benefit related to stock-based compensation	-	(4)	-
Increase (decrease) in other liabilities	355	(741)	642
Net Cash Provided by (Used In) Operating Activities	3,104	(686)	1,454
Investing Activities
Proceeds from sales of available-for-sale securities	7,226	2,071	12,568
Proceeds from calls, paydowns and maturities of available-for-sale securities	67,883	13,468	3,033
Purchases of available-for-sale securities	(76,317)	(15,541)	(4,676)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	3	11	38
Purchases of held-to-maturity securities	(11)	(11)	(5)
(Increase) decrease in other short-term investments	(2,910)	224	(675)
Net increase in loans and leases	(6,553)	(6,181)	(5,145)
Proceeds from sales of loans	5,216	745	540
Increase in operating lease equipment	(142)	(172)	(77)
Purchases of bank premises and equipment	(410)	(459)	(443)
Proceeds from disposal of bank premises and equipment	34	46	60
Net cash acquired (paid) in business combinations	66	(230)	(5)
Net Cash (Used In) Provided by Investing Activities	(5,915)	(6,029)	5,213
Financing Activities
(Decrease) increase in core deposits	(2,820)	2,225	1,467
Increase in certificates - $100,000 and over, including other foreign office	1,927	2,101	479
(Decrease) increase in federal funds purchased	(4,352)	3,006	(3,902)
Increase (decrease) in other short-term borrowings	4,478	1,951	(1,462)
Proceeds from issuance of long-term debt	2,157	4,801	3,731
Repayment of long-term debt	(2,272)	(5,494)	(6,441)
Purchases of treasury stock	-	(1,084)	(82)
Issuance of preferred stock, series F, G	4,480	-	-
Payment of cash dividends	(687)	(898)	(867)
Retirement of preferred shares, series D, E	(9)	-	-
Dividends on redemption of preferred shares, series D, E	(19)	-	-
Exercise of stock-based awards, net	4	49	43
Excess tax benefit related to stock-based compensation	-	4	-
Other, net	3	9	2
Net Cash Provided by (Used In) Financing Activities	2,890	6,670	(7,032)

Increase (Decrease) in Cash and Due from Banks	79	(45)	(365)
Cash and Due from Banks at Beginning of Year	2,660	2,705	3,070
Cash and Due from Banks at End of Year	$2,739	2,660	2,705
Supplemental Cash Flow Information
Cash Payments
Interest	$2,053	2,996	3,051
Income taxes	416	535	489
Noncash Items
Transfers of loans to securities	790	-	-
Transfers of portfolio loans to held-for-sale loans	532	1,982	-
Transfers of held-for-sale loans to portfolio loans	1,692	782	138
Business Acquisitions:
Fair value of tangible assets acquired (noncash)	4,368	2,446	6
Goodwill and identifiable intangible assets acquired	1,194	297	17
Liabilities assumed	(4,858)	(2,513)	(18)
Common stock issued	(770)	-	-

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp	59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Fifth Third Bancorp (Bancorp), an Ohio corporation, conducts its principal lending, deposit gathering, transaction processing and service advisory activities through its banking and non-banking subsidiaries from banking centers located throughout the Midwestern and Southeastern regions of the United States.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and variable interest entities in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity and are classified as held-to-maturity are reported at amortized cost. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio and maintains the intent and ability to hold these securities to the earlier of the recovery of the losses or maturity. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income and other noninterest income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and management’s intent and ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statements of Income.

Loans and Leases

Interest income on loans and leases is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due ninety days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection. Consumer loans and revolving lines of credit for equity lines that have principal and interest payments that have become past due one hundred and twenty days and residential mortgage loans and credit cards that have principal and interest payments that have become past due one hundred and eighty days are charged off to the allowance for loan and lease losses. Commercial loans above a specified threshold are subject to individual review to identify charge-offs. Refer to the Allowance for Loan and Lease Losses below for further discussion.

A loan is accounted for as a troubled debt restructuring if the Bancorp, for economic or legal reasons related to the borrowers’ financial difficulties, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. The Bancorp measures the impairment loss of a troubled debt restructuring based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, contractual rate of the loan. Troubled debt restructurings remain on nonaccrual status until a six-month payment history is sustained.

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

Conforming fixed residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. The Bancorp elected on January 1, 2008 to measure residential mortgage loans held for sale at fair value in accordance with SFAS No. 159. The election was prospective, at the instrument level, for residential mortgage loans that have a designation as held for sale on the day the specific loan closes. Existing residential mortgage loans held for sale as of December 31, 2007 were not included in the fair value option election and were valued at the lower of cost or market. All other loans held for sale continue to be valued at the lower of cost or market. For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain loans, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. These fair value

60	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

marks are recorded to income in mortgage banking revenue. The Bancorp generally has commitments to sell residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue upon delivery.

Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.

Other Real Estate Owned

Other real estate owned (OREO), which is included in other assets, represents property acquired through foreclosure or other proceedings. OREO is carried at the lower of cost or fair value, less costs to sell. All property is periodically evaluated and reductions in carrying value are recognized in other noninterest expense in the Consolidated Statements of Income.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. When individual loans are impaired, allowances are allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to commercial loans, which are not impaired or are impaired but smaller than an established threshold, and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

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

Loans acquired by the Bancorp through a purchase business combination are evaluated for possible credit impairment at acquisition. Reductions to the carrying value of the acquired loans as a result of credit impairment are recorded as an adjustment to goodwill. The Bancorp does not carry over the acquired company’s allowance for loan and lease losses, nor does the Bancorp add to its existing allowance for the acquired loans as part of purchase accounting.

The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the United States. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

In the current year, the Bancorp has not substantively changed any material aspect to its overall approach to determining its allowance for loan and lease losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and credit grade migration. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income.

Loan Sales and Securitizations

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may obtain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and in some cases, a cash reserve account, all of which are considered interests that continue to be held by the Bancorp in the securitized or sold loans. Gains or losses on sale or securitization of the loans depend in part on the previous carrying amount of the financial assets sold or securitized. At the date of transfer, obtained servicing rights are recorded at fair value and the remaining carrying value of the transferred financial assets is allocated between the assets sold and remaining interests that continue to be held by the Bancorp based on their relative fair values at the date of sale or securitization. To obtain fair values, quoted market prices are used, if available. If quotes are not available for interests that continue to be held by the Bancorp, the Bancorp calculates fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions, including credit losses, prepayment speeds,

Fifth Third Bancorp	61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of noninterest income in the Consolidated Statements of Income. Interests that continue to be held by the Bancorp from securitized or sold loans, excluding servicing rights, are carried at fair value. Adjustments to fair value for interests that continue to be held by the Bancorp classified as available-for-sale securities are included in accumulated other comprehensive income in the Consolidated Balance Sheets or in noninterest income in the Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Adjustments to fair value for interests that continue to be held by the Bancorp classified as trading securities are recorded within other noninterest income in the Consolidated Statements of Income.

Servicing rights resulting from residential mortgage and commercial loan sales are amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue and corporate banking revenue, respectively, in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate, the weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed-rate vs. adjustable-rate) and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Bank Premises and Equipment

Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets for book purposes, while accelerated depreciation is used for income tax purposes. Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Bancorp tests its long-lived assets for impairment through both a probability-weighted and primary-asset approach whenever events or changes in circumstances dictate. Maintenance, repairs and minor improvements are charged to noninterest expense in the Consolidated Statements of Income as incurred.

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

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in either other assets or accrued taxes, interest and expenses in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. As described in greater detail in Note 16, the Internal Revenue Service has challenged the Bancorp’s tax treatment of certain leasing transactions. For additional information on income taxes, see Note 22.

62	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed by dividing adjusted net income available to common shareholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent the assumed conversion of convertible preferred stock and the exercise of stock-based awards.

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be reported at, and tested for impairment at the Bancorp’s reporting unit level on an annual basis and more frequently in certain circumstances. The Bancorp has determined that its segments qualify as reporting units under the guidance of SFAS No. 142. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value, which is determined through a two-step impairment test. The first step (Step 1) compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) of the goodwill impairment test is performed to measure the impairment loss amount, if any.

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. To determine the fair value of a reporting unit, the Bancorp implements an income based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Additionally, the Bancorp determines its market capitalization based on the average close price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium (as discussed in SFAS No. 142), and allocates this market based fair value measurement to the Bancorp’s reporting units in order to corroborate the results of the income approach.

When required to perform Step 2, the Bancorp compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss equal to that excess amount is recognized, not to exceed the goodwill carrying amount. Consistent with SFAS No. 142, during Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting units over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 8 for discussion of the Bancorp’s goodwill impairment review process.

Other

Securities and other property held by Fifth Third Investment Advisors, a division of the Bancorp’s banking subsidiaries, in a fiduciary or agency capacity are not included in the Consolidated Balance Sheets because such items are not assets of the subsidiaries. Investment advisory revenue in the Consolidated Statements of Income is recognized on the accrual basis. Investment advisory service revenues are recognized monthly based on a fee charged per transaction processed and/or a fee charged on the market value of average account balances associated with individual contracts.

The Bancorp recognizes revenue from its electronic payment processing services on an accrual basis as such services are performed, recording revenues net of certain costs (primarily interchange and assessment fees charged by credit card associations) not controlled by the Bancorp.

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Bancorp records these BOLI policies within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in other noninterest income in the Consolidated Statements of Income.

Other intangible assets consist of core deposit intangibles, customer lists, non-competition agreements and cardholder relationships. Other intangibles are amortized on either a straight-line or an accelerated basis over their useful lives. The Bancorp reviews other intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Acquisitions of treasury stock are carried at cost. Reissuance of shares in treasury for acquisitions, exercises of stock-based awards or other corporate purposes is recorded based on the specific identification method.

Advertising costs are generally expensed as incurred.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on the Bancorp’s Consolidated Financial Statements. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The impact of adopting SFAS No. 157 for non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on the Bancorp’s Consolidated Financial Statements. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and illustrates key considerations in determining the fair value. FSP No. FAS 157-3 was effective upon issuance. The adoption of FSP No. FAS 157-3 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits an entity to choose to measure certain financial

Fifth Third Bancorp	63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments and certain other items at fair value, on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. On January 1, 2008, upon adoption of this Statement, the Bancorp elected to prospectively measure at fair value, residential mortgage loans originated on or after January 1, 2008 that have a designation as held for sale. Prior to the Bancorp’s adoption of SFAS No. 159 for residential mortgage loans held for sale, mortgage loan origination fees and costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized as an expense when incurred and included in noninterest expense within the Consolidated Statements of Income. For the year ended December 31, 2008, the adoption of SFAS No. 159 resulted in the recognition of approximately $65 million in mortgage loan origination fees and costs in noninterest expense.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which supercedes SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. The Bancorp’s adoption of this statement will impact the accounting and reporting of business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.” This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this Statement on January 1, 2009 will not have a material impact on the Bancorp’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133”. This Statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments;

(b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” This SAB supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments”, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands the SAB No. 105 view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 on January 1, 2008 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Bancorp’s adoption of this FSP on January 1, 2009 will result in a retrospective adjustment of earnings per share previously reported in 2008. Upon applying this FSP in 2009, the Bancorp’s basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 will be adjusted as follows:

	As Reported	Upon Adoption of FSP EITF 03-6-1
2008
Earnings Per Share	$(3.94)	$(3.91)
Earnings Per Diluted Share	(3.94)	(3.91)
2007
Earnings Per Share	$2.00	$1.99
Earnings Per Diluted Share	1.99	1.98
2006
Earnings Per Share	$2.14	$2.13
Earnings Per Diluted Share	2.13	2.12

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related

64	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. In May 2007, the FASB issued FSP No. FIN 48-1, “Definition of Settlement in FASB FIN No. 48.” FSP No. FIN 48-1 amends FIN No. 48 to provide guidance on determining whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits. The concept of “effectively settled” replaces the concept of “ultimately settled” originally issued in FIN 48. The tax position can be considered “effectively settled” upon completion of an examination by the taxing authority if the entity does not plan to appeal or litigate any aspect of the tax position and it is remote that the taxing authority would examine any aspect of the tax position. For effectively settled tax positions, the full amount of the tax benefit can be recognized. The guidance in FSP No. FIN 48-1 was effective upon initial adoption of FIN No. 48. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this interpretation.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP addresses the accounting for a change or projected change in the timing of lessor cash flows, but not the total net income, relating to income taxes generated by a leveraged lease transaction. This FSP amends SFAS No. 13, “Accounting for Leases,” and applies to all transactions classified as leveraged leases. The timing of cash flows relating to income taxes generated by a leveraged lease is an important assumption that affects the periodic income recognized by the lessor. Under this FSP, the projected timing of income tax cash flows generated by a leveraged lease transaction are required to be reviewed annually or more frequently if events or circumstances indicate that a change in timing has occurred or is projected to occur. The expected timing of the income tax cash flows generated by a leveraged lease is revised if during the lease term the rate of return and the allocation of income would be recalculated from the inception of the lease. In the year of adoption, the cumulative effect of the change in the net investment balance resulting from the recalculation will be recognized as an adjustment to the beginning balance of retained earnings. On an ongoing basis following the adoption, a change in the net investment balance resulting from a recalculation will be recognized as a gain or a loss in the period in which the assumption changed and included in income from continuing operations in the same line item where leveraged lease income is recognized. These amounts would then be recognized back into income over the remaining terms of the affected leases. Additionally, upon adoption, only tax positions that meet the more-likely-than-not recognition threshold should be reflected in the financial statements and all recognized tax positions in a leveraged lease must be measured in accordance with FIN 48. Upon adoption of this FSP on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $96 million representing the cumulative effect of applying the provisions of this FSP. Furthermore, due to recent court decisions related to leveraged leases and uncertainty regarding the outcome of outstanding litigation involving certain of the Bancorp’s leveraged leases, the Bancorp recognized after-tax charges relating to leveraged leases of $229 million and $3 million in the second and third quarters of 2008, respectively. See Note 16 for additional information.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain

Guarantees - An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP applies to: (a) credit derivatives within the scope of SFAS No. 133; (b) hybrid instruments that have embedded credit derivatives; and (c) guarantees within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This FSP amends Statement 133, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The provisions of this FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FIN 46(R), “Consolidation of Variable Interest Entities”, are finalized and approved by the FASB. The FSP amends Statement 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends Interpretation 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. The disclosure requirements of this FSP have been incorporated in the Notes to the Consolidated Financial Statements.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This Issue is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Bancorp has prospectively applied this Issue to applicable dividends declared on or after January 1, 2008. The Bancorp’s adoption of this Issue did not have a material impact on the Bancorp’s Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This Issue provides guidance an entity should use to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within that period. Early adoption is not permitted. The Bancorp’s adoption of this Issue on January 1, 2009 will not have a material impact on the Bancorp’s Consolidated Financial Statements.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No.

Fifth Third Bancorp	65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

99-20,” which applies to beneficial interests within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” This FSP amends the impairment guidance in Issue 99-20 to align with Statement 115 and other related impairment guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and is to be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Bancorp’s adoption of this FSP on December 31, 2008 did not have a material effect on the Bancorp’s Consolidated Financial Statements.

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

First Charter

On June 6, 2008, the Bancorp acquired 100% of the outstanding stock of First Charter, a full service financial institution headquartered in Charlotte, North Carolina. First Charter operated 57 branches in North Carolina and two in suburban Atlanta, Georgia. The acquisition of First Charter expanded the Bancorp’s footprint into the Charlotte, North Carolina market and strengthened the Bancorp’s presence in Georgia.

Under the terms of the transaction, the Bancorp paid $31.00 per First Charter share, or approximately $1.1 billion. Consideration was paid in the form of approximately 70% Fifth Third common stock and 30% cash. First Charter common stock shareholders who received shares of Fifth Third common stock in the merger received 1.7412 shares of Fifth Third common stock for each share of First Charter common stock, resulting in the issuance of 42.9 million shares of Fifth Third common stock. The common stock issued to effect the transaction was valued at $17.80 per share, the average closing price of the Bancorp’s common stock on the five previous trading days ending on the trading day immediately prior to the closing date.

The assets and liabilities of First Charter were recorded on the Consolidated Balance Sheets at their respective fair values as of the closing date. The results of First Charter’s operations were included in the Bancorp’s Consolidated Statements of Income from the date of acquisition. In addition, the Bancorp realized charges against its earnings for acquisition-related expenses of $17 million during 2008. The acquisition-related expenses consisted primarily of consulting, marketing, travel and relocation, and other costs associated with system conversions.

The transaction resulted in total intangible assets of $1.2 billion based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $56 million was allocated to core deposit intangibles, $9 million was allocated to customer lists and $2 million was allocated to lease intangibles. The remaining $1.1 billion of intangible assets was recorded as goodwill, which is non-deductible for tax purposes.

The pro forma effect and the financial results of First Charter included in the results of operations subsequent to the date of acquisition were immaterial to the Bancorp’s financial condition or the operating results for the periods presented.

R-G Crown

On November 2, 2007, the Bancorp acquired 100% of the outstanding stock of R-G Crown Bank, FSB (Crown) from R&G Financial Corporation (R&G Financial). Crown operated 30 branches in Florida and three in Augusta, Georgia. The acquisition strengthened the Bancorp’s presence in the Greater Orlando and Tampa Bay markets and also expanded its footprint into the Jacksonville and Augusta, Georgia markets.

Under the terms of the transaction, the Bancorp paid $259 million to R&G Financial and assumed $50 million of trust preferred securities. Additionally, Fifth Third Financial paid approximately $16 million to R-G Crown Real Estate, LLC to acquire land leased by Crown for certain branches. The assets and liabilities of Crown were recorded on the Bancorp’s Consolidated Balance Sheets at their respective fair values as of the closing date. The results of Crown’s operations were included in the Bancorp’s Consolidated Statements of Income from the date of acquisition. In addition, the Bancorp realized charges against its earnings for Crown acquisition-related expenses of $7 million in 2007 and $1 million in 2008. The acquisition-related expenses consisted primarily of marketing, consulting, travel, and other costs associated with system conversions.

The transaction resulted in total intangible assets of $287 million based upon the purchase price, the fair values of the acquired assets and assumed liabilities and applicable purchase accounting adjustments. Of this total intangibles amount, $19 million was allocated to core deposit intangibles and the remaining $268 million was recorded as goodwill. The tax deductible portion of goodwill associated with the transaction was $249 million, with the remaining $19 million non-deductible for tax purposes.

The pro forma effect of the financial results of Crown included in the results of operations subsequent to the date of acquisition were immaterial to the Bancorp’s financial condition and operating results for the periods presented.

Other

On October 31, 2008, banking regulators declared Bradenton, Florida-based Freedom Bank insolvent and the FDIC was named receiver. The FDIC approved the assumption of all deposits by the Bancorp, which approximated $257 million. The FDIC retained substantially all of Freedom Bank’s loan portfolio for later disposition. As part of the asset acquisition, the Bancorp recorded a core deposit intangible of $3 million.

On May 2, 2008, the Bancorp completed its purchase of nine branches located in Atlanta, Georgia from First Horizon National Corporation (First Horizon). Under terms of the deal, the Bancorp acquired the nine branches and assumed the related deposits of $114 million. First Horizon retained all loans held at the branches. As part of the asset acquisition, the Bancorp recorded a core deposit intangible of $1 million.

66	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RESTRICTIONS ON CASH AND DIVIDENDS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the reserve requirement was approximately $406 million and $301 million at December 31, 2008 and December 31, 2007, respectively.

Dividends paid by the Bancorp are subject to various federal and state regulatory limitations. The dividends paid by the Bancorp’s state chartered subsidiary banks are subject to state regulations. Dividends that may be paid by the Bancorp’s national charter subsidiary bank without the express approval of the Office of the Comptroller of the Currency (OCC) are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Under these provisions, the Bancorp’s state chartered and national subsidiary banks could have declared additional dividends of $492 million and $1.9 billion at December 31, 2008 and 2007, respectively, without obtaining prior regulatory approval. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Based on retained earnings at December 31, 2008 and 2007, the Bancorp’s nonbank subsidiaries could have declared additional dividends of $50 million and $100 million, respectively, without obtaining prior regulatory approval.

On December 31, 2008, the Bancorp sold approximately $3.4 billion in senior preferred stock and related warrants to the U.S. Treasury under the terms of the CPP. The terms include restrictions on common stock dividends, which require the U.S. Treasury’s consent to increase common stock dividends for a period of three years from the date of investment unless the preferred shares are redeemed in whole or the U.S. Treasury has transferred all of the preferred shares to a third party. For the Bancorp, approval from the U.S. Treasury will be required for common stock dividends in excess of $0.15 per share of common stock. In addition, no dividends can be declared or paid on the Bancorp’s common stock unless all accrued and unpaid dividends have been paid on the preferred shares.

4. SECURITIES

Trading securities were $1.2 billion as of December 31, 2008 compared to $171 million at December 31, 2007. The increase in trading securities was due to the Bancorp purchasing VRDNs from the market during 2008. VRDNs classified as trading securities totaled $1.1 billion at December 31, 2008. See Note 15 for further information on VRDNs. Unrealized gains and losses on trading securities held at December 31, 2008 and 2007 were immaterial to the Consolidated Financial Statements.

In 2008, 2007, and 2006, gross realized securities gains were

$164 million, $28 million and $48 million, respectively, while gross realized securities losses were $130 million, $1 million and $408 million, respectively.

At December 31, 2008 and 2007, securities with a fair value of $9.2 billion and $8.8 billion, respectively, were pledged to secure borrowings, public deposits, trust funds and for other purposes as required or permitted by law. The following table provides a breakdown of the available-for-sale and held-to-maturity securities portfolio as of December 31:

	2008				2007
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$186	4	-	190	3	-	-	3
U.S. Government sponsored agencies	1,651	83	(4)	1,730	160	1	(1)	160
Obligations of states and political subdivisions	323	4	(1)	326	490	6	-	496
Agency mortgage-backed securities	8,529	157	(5)	8,681	8,738	24	(153)	8,609
Other bonds, notes and debentures	613	-	(43)	570	385	1	(10)	376
Other securities(a)	1,248	-	(17)	1,231	1,045	7	(19)	1,033
Total	$12,550	248	(70)	12,728	10,821	39	(183)	10,677
Held-to-maturity:
Obligations of states and political subdivisions	$355	-	-	355	351	-	-	351
Other debt securities	5	-	-	5	4	-	-	4
Total	$360	-	-	360	355	-	-	355
(a)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $545 million and $252 million at December 31, 2008, respectively, and $523 million and $199 million at December 31, 2007, respectively, that are carried at cost, certain mutual fund holdings and equity security holdings.

The amortized cost and approximate fair value of securities at December 31, 2008, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Under 1 year	$263	264	2	2
1-5 years	750	762	79	79
5-10 years	2,013	2,080	248	248
Over 10 years	8,276	8,391	31	31
Other securities	1,248	1,231	-	-
Total	$12,550	12,728	360	360

Fifth Third Bancorp	67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value and gross unrealized loss, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008
U.S. Treasury and Government agencies	$1	-	1	-	2	-
U.S. Government sponsored agencies	367	(4)	-	-	367	(4)
Obligations of states and political subdivisions	5	(1)	3	-	8	(1)
Agency mortgage-backed securities	480	(2)	876	(3)	1,356	(5)
Other bonds, notes and debentures	184	(23)	81	(20)	265	(43)
Other securities	37	(17)	2	-	39	(17)
Total	$1,074	(47)	963	(23)	2,037	(70)
2007
U.S. Treasury and Government agencies	$1	-	1	-	2	-
U.S. Government sponsored agencies	99	(1)	-	-	99	(1)
Obligations of states and political subdivisions	6	-	1	-	7	-
Agency mortgage-backed securities	2,279	(25)	3,730	(128)	6,009	(153)
Other bonds, notes and debentures	279	(9)	6	(1)	285	(10)
Other securities	57	(7)	27	(12)	84	(19)
Total	$2,721	(42)	3,765	(141)	6,486	(183)

The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio on the basis of both the duration of the decline in value of the security and the severity of that decline, and maintains the intent and ability to hold these securities to the earlier of the recovery of the loss or maturity.

At December 31, 2008 and 2007, 26% and four percent, respectively, of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities.

In 2008, the Bancorp recognized $104 million in OTTI charges on certain securities. Trust preferred securities included in other bonds, notes and debentures, which had an original par value of $116 million, are now carried at $79 million, after an OTTI charge of $37 million. Additionally, FHLMC and FNMA preferred stock included in other securities had OTTI charges totaling $67 million in 2008 and are now carried at $1 million at December 31, 2008. These charges were recognized due to the severity of the decline in the fair value of these securities during 2008.

5. LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the total loans and leases classified by primary purpose as of December 31:

($ in millions)	2008	2007
Loans and leases held for sale:
Commercial loans	$23	1,266
Commercial mortgage loans	229	105
Commercial constructions loans	221	-
Residential mortgage loans	906	893
Automobile loans	-	1,982
Other consumer loans and leases	73	83
Total loans and leases held for sale	$1,452	4,329
Portfolio loans and leases (a):
Commercial loans	$29,197	24,813
Commercial mortgage loans	12,502	11,862
Commercial construction loans	5,114	5,561
Commercial leases	3,666	3,737
Total commercial loans and leases	50,479	45,973
Residential mortgage loans	9,385	10,540
Home equity	12,752	11,874
Automobile loans	8,594	9,201
Credit card	1,811	1,591
Other consumer loans and leases	1,122	1,074
Total consumer loans and leases	33,664	34,280
Total portfolio loans and leases	$84,143	80,253
(a)	At December 31, 2008 and 2007, deposit overdrafts of $51 million and $78 million, respectively, were included in portfolio loans.

Total portfolio loans and leases were recorded net of unearned income, which totaled $1.4 billion and $1.3 billion as of December 31, 2008 and 2007, respectively. Additionally, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) were $421 million and $18 million as of December 31, 2008 and 2007, respectively.

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are concentrated within those states that the Bancorp has banking centers and are primarily located in the Midwest and Southeastern portion of the United States. The Bancorp’s commercial loan portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to ensure they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio.

68	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions in the allowance for loan and lease losses for the years ended December 31:

($ in millions)	2008	2007	2006
Balance at January 1	$937	771	744
Losses charged off	(2,791)	(544)	(408)
Recoveries of losses previously charged off	81	82	92
Provision for loan and lease losses	4,560	628	343
Balance at December 31	$2,787	937	771

As stated in Note 1, larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. The balance of these impaired loans and related valuation allowance were as follows:

	2008		2007		2006
($ in millions)	Loan Balance	Allowance	Loan Balance	Allowance	Loan Balance	Allowance
Impaired loans with allowance	$1,222	$534	306	118	193	59
Impaired loans without allowance	270	-	188	-	100	-
Total impaired loans	$1,492	$534	494	118	293	59
Average impaired loans	$822		280		209

Cash basis interest income recognized on impaired loans during each of the years presented was immaterial to the Consolidated Financial Statements.

The following table presents the Bancorp’s nonperforming and delinquent loans included in the Bancorp’s portfolio of loans and leases as of December 31:

($ in millions)	2008	2007
Nonaccrual loans and leases	$1,696	813
Restructured loans and leases (a)	574	80
Total nonperforming loans and leases	2,270	893
Repossessed personal property and other real estate owned	230	171
Total nonperforming assets (b)	$2,500	1,064
Total 90 days past due loans and leases	$662	491
(a)	Represents loans modified as part of a troubled debt restructuring.
(b)	Does not include $473 million of nonaccrual loans held for sale at December 31, 2008, which are held at market value and not included in the allowance for loan and lease losses.

At December 31, 2008 and 2007, total nonperforming assets were $3.0 billion and $1.1 billion, respectively, and total loans and leases 90 days past due were $662 million and $491 million, respectively. As of December 31, 2008 the Bancorp had less than $1 million in funding commitments to commercial borrowers whose loans were classified as nonperforming.

As shown previously, the Bancorp engages in commercial and consumer lease products primarily related to the financing of commercial equipment and automobiles. The following is a summary of the gross investment in lease financing at December 31:

($ in millions)	2008	2007
Direct financing leases	$3,445	3,407
Leveraged leases	2,375	2,452
Total	$5,820	5,859

The components of the investment in lease financing at December 31:

($ in millions)	2008	2007
Rentals receivable, net of principal and interest on nonrecourse debt	$4,415	4,438
Estimated residual value of leased assets	1,381	1,397
Initial direct cost, net of amortization	24	24
Gross investment in lease financing	5,820	5,859
Unearned income	(1,384)	(1,325)
Net investment in lease financing	$4,436	4,534

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $3 million in residual value write-downs related to consumer automobile leases for the year ended December 31,

2008 while residual write downs were immaterial for the year ended December 31, 2007. At December 31, 2008, the minimum future lease payments receivable for each of the years 2009 through 2013 was $1.1 billion, $1.1 billion, $.9 billion, $.7 billion and $.4 billion, respectively.

Fifth Third Bancorp	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS ACQUIRED IN A TRANSFER

In 2008 and 2007, the Bancorp acquired certain loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loans were evaluated either individually or segregated into pools based on common risk characteristics and accounted for under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 requires acquired loans within its scope to be recorded at their initial fair value and prohibits carrying over valuation allowances when applying purchase accounting. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of SOP 03-3. During 2008, the Bancorp recorded provision expense for loans accounted for under SOP 03-3 of $35 million in the Consolidated Statements of Income. As of December 31, 2008 the Bancorp maintained an allowance for loan and lease losses of $6 million on loans accounted for under SOP 03-3.

The following table reflects the outstanding balance of all contractually required payments and carrying amounts of those loans accounted for under SOP 03-3 at December 31:

($ in millions)	2008	2007
Commercial	$224	94
Consumer	87	135
Outstanding balance	$311	229
Carrying amount	$106	101

At the acquisition date, the Bancorp determines the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). A summary of activity is provided.

($ in millions)	Accretable Yield
Balance as of December 31, 2006	$-
Additions	8
Accretion	(2)
Reclassifications from (to) nonaccretable difference	-
Balance as of December 31, 2007	$6
Additions	24
Accretion	(15)
Reclassifications from (to) nonaccretable difference	13
Balance as of December 31, 2008	$28

The following table reflects loans acquired, for which it was probable at acquisition that all contractually required payments would not be collected as of December 31:

($ in millions)	2008	2007
Contractually required payments receivable at acquisition:
Commercial	$182	99
Consumer	34	136
Total	$216	235
Cash flows expected to be collected at acquisition	$90	113
Fair value of acquired loans at acquisition	66	105

7. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2008	2007
Land and improvements		$743	620
Buildings	10 to 50 yrs.	1,518	1,383
Equipment	3 to 20 yrs.	1,317	1,210
Leasehold improvements	3 to 40 yrs.	378	320
Construction in progress		120	113
Accumulated depreciation and amortization		(1,582)	(1,423)
Total		$2,494	2,223

Depreciation and amortization expense related to bank premises and equipment was $218 million in 2008, $205 million in 2007 and $187 million in 2006.

Occupancy expense for cancelable and noncancelable leases was $98 million for 2008, $85 million for 2007 and $78 million for 2006. Occupancy expense has been reduced by rental income from leased premises of $13 million in 2008 and $12 million in 2007 and 2006.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements with respect to bank premises and equipment. The minimum annual rental commitments under noncancelable lease agreements for land and buildings at December 31, 2008, exclusive of income taxes and other charges, are $90 million in 2009, $83 million in 2010, $78 million in 2011 $74 million in 2012, $70 million in 2013 and $543 million in 2014 and subsequent years.

70	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL

Changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2008 and 2007 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions	Total
Balance as of December 31, 2006	$871	797	182	138	205	2,193
Acquisition activity	124	153	-	-	-	277
Balance as of December 31, 2007	995	950	182	138	205	2,470
Acquisition activity	369	707	33	10	-	1,119
Impairment	(750)	-	(215)	-	-	(965)
Balance as of December 31, 2008	$614	1,657	-	148	205	2,624

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the second quarter of 2008, the Bancorp acquired First Charter, which resulted in the recognition of $1.1 billion of goodwill. During 2007, the Bancorp acquired Crown, which resulted in the recognition of $268 million in goodwill; of this amount $249 million was deductible for tax purposes.

At September 30, 2008, the Bancorp completed its annual goodwill impairment test and determined that no impairment existed. As prescribed in SFAS No. 142, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarter of 2008, the Bancorp experienced a sustained, significant decline in its stock price, which was primarily attributable to the continuing economic slowdown and increased market concern surrounding financial services companies’ credit risks and capital positions. The Bancorp determined these events resulted in certain of its reporting units’ fair values being more-likely-than-not reduced below their carrying amounts. Therefore, the Bancorp performed a goodwill impairment test as of December 31, 2008.

Based on the results of the Step 1 test as defined in SFAS No. 142, the Commercial Banking, Consumer Lending, and Branch Banking reporting units’ carrying amounts, including goodwill, exceeded their related fair values. Upon completion of the Step 2 test, the Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008.

9. INTANGIBLE ASSETS

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at December 31, 2008 of 2.8 years. The

Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table. For further information on servicing rights, see Note 10.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2008:
Mortgage servicing rights	$1,614	(862)	(256)	496
Other consumer and commercial servicing rights	13	(10)	-	3
Core deposit intangibles	487	(346)	-	141
Other	61	(34)	-	27
Total intangible assets	$2,175	(1,252)	(256)	667
As of December 31, 2007:
Mortgage servicing rights	$1,417	(755)	(49)	613
Other consumer and commercial servicing rights	24	(19)	-	5
Core deposit intangibles	430	(302)	-	128
Other	44	(25)	-	19
Total intangible assets	$1,915	(1,101)	(49)	765

As of December 31, 2008, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for 2008 and 2007 was $164 million and $135 million, respectively. Estimated amortization expense, including servicing rights, for the years ending December 31, 2009 through 2013 is as follows:

($ in millions)
2009	$217
2010	165
2011	115
2012	86
2013	66

Fifth Third Bancorp	71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SALES OF RECEIVABLES AND SERVICING RIGHTS

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2008, 2007 and 2006. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates. Initial carrying values of servicing rights recognized during 2008 and 2007 were $196 million and $205 million, respectively.

For the years ended December 31, 2008, 2007 and 2006, the Bancorp recognized pretax gains of $260 million, $67 million and $68 million, respectively, on the sales of $11.5 billion, $10.1 billion and $7.1 billion, respectively, of residential mortgage loans. Additionally, the Bancorp recognized $164 million, $145 million and $121 million in servicing fees on residential mortgages for the years ended December 31, 2008, 2007 and 2006, respectively. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Consolidated Statements of Income.

The Bancorp previously sold certain residential mortgage loans in the secondary market with recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At December 31, 2008 and 2007, the outstanding balances on these loans sold with recourse were approximately $1.3 billion and $1.5 billion, respectively, and the delinquency rates were approximately 6.40% and 3.03%, respectively. At December 31, 2008 and 2007, the Bancorp maintained an estimated credit loss reserve on these loans sold with recourse of approximately $20 million and $17 million, respectively, recorded in other liabilities on the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Automobile Loan Securitizations

During 2008, the Bancorp recognized pretax gains of $15 million on the sale of $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140. The QSPEs issue asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. During 2008, the Bancorp did not repurchase any previously transferred automobile loans from the QSPEs.

In each of these sales, the Bancorp obtained servicing responsibility, but no servicing asset or liability was recorded as the market based servicing fee was considered adequate compensation. The Bancorp recognized $9 million of servicing fees on these automobile loans during 2008, which is included in mortgage banking net revenue in the Consolidated Statements of Income.

As of December 31, 2008, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $51 million and residual interests totaling $124 million. These retained interests are included in available-for-sale securities on the Consolidated Balance Sheets. During 2008, the Bancorp received cash flows of $3 million from the asset-backed securities and $37 million from the residual interests. The asset-backed securities are measured at fair value using quoted market prices. The residual interests are measured at fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions, which are further discussed below.

Commercial Loan Sales to a QSPE

Through December 31, 2008, 2007 and 2006, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The transfer of loans to the QSPE was accounted for as a sale in accordance with SFAS No. 140. The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp.

The Bancorp transferred the loans for par at origination, therefore, no gains or losses were recognized on the transfers to the QSPE for the years ended 2008, 2007 and 2006. Generally, the loans transferred provide a lower yield due to their investment grade nature, and therefore transferring these loans to the QSPE allows the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s Consolidated Financial Statements. The outstanding balance of these loans at December 31, 2008 and 2007 was $1.9 billion and $3.0 billion, respectively. At December 31, 2008 and 2007, the value of the servicing asset related to these sales was immaterial to the Bancorp’s Consolidated Financial Statements. As of December 31, 2008, the loans transferred had a weighted average life of 2.2 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE, and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the years ended December 31, 2008, 2007 and 2006, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

The Bancorp monitors the credit risk associated with the underlying borrowers through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of December 31, 2008, approximately $1.8 billion of the loans in the QSPE were classified average or better; approximately $77 million were classified as watch-list or special mention; and approximately $76 million were classified as substandard. At December 31, 2008 and 2007, the Bancorp’s loss reserve related to the credit enhancement provided to the QSPE was $37 million and $18 million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

For the year ended December 31, 2008, the Bancorp collected $334 million in net cash proceeds from loan transfers and $13 million in servicing fees from the QSPE. For the year ended December 31, 2007, the Bancorp collected $1.1 billion in net cash proceeds from loan transfers and $30 million in servicing fees from the QSPE. For the year ended December 31, 2006, the Bancorp collected $1.6 billion in net cash proceeds from loan transfers and $30 million in servicing fees from the QSPE.

The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of December 31, 2008 and 2007, the liquidity asset purchase agreement was $2.8 billion and $5.0 billion, respectively. During 2008, dislocation in the short-term funding

72	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp provided liquidity support to the QSPE during 2008 through purchases of commercial paper, a line of credit to the QSPE, and the repurchase of assets from the QSPE under the liquidity asset purchase agreement. As of December 31, 2008, the Bancorp held approximately $143 million of asset-backed commercial paper issued by the QSPE, representing 7% of the total commercial paper issued by the QSPE.

During 2008, the Bancorp repurchased $686 million of commercial loans at par from the QSPE under the liquidity asset purchase agreement. Fair value adjustment charges of $3 million were recorded on these loans upon repurchase. As of December 31, 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE.

Servicing Assets and Residual Interests

Refer to Note 1 for the accounting policies for measuring interests in transferred financial assets that continue to be held by the Bancorp. The key economic assumptions used in measuring the initial carrying values of the mortgage servicing assets and automobile residual interests that continue to be held by the Bancorp were as follows:

		2008				2007
	Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed Assumption	Discount Rate	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	5.9	19.2%	9.7%	N/A	6.4	12.9%	9.6%	N/A
Servicing assets	Adjustable	2.7	30.8	14.5	N/A	3.4	29.4	12.9	N/A
Automobile loans:
Residual interests	Fixed	1.8	22.9	8.0	1.5%	N/A	N/A	N/A	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2008 and 2007, the Bancorp serviced $40.4 billion and $34.5 billion of residential mortgage loans for other investors.

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At December 31, 2008, the sensitivity of a decline in the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows				Weighted-Average Default
($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$458	4.1	19.2%	$30	$58	10.0%	$14	$27	-%	$-	$-
Servicing assets	Adjustable	38	2.8	31.9	3	5	15.0	1	3	-	-	-
Automobile loans:
Residual interest	Fixed	124	2.0	25.0	3	5	11.4	3	6	1.8	3	6

These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a 10% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the transferor is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another. For example, increases in market interest rates may result in lower prepayments and increased credit losses, which might magnify or counteract the sensitivities. The following table reflects changes in the servicing asset related to residential mortgage loans for the years ended December 31:

($ in millions)	2008	2007
Carrying amount as of the beginning of period	$662	546
Servicing obligations that result from transfer of residential mortgage loans	196	207
Acquisitions	1	-
Amortization	(107)	(91)
Carrying amount before valuation allowance	$752	662
Valuation allowance for servicing assets:
Beginning balance	($49)	(27)
Servicing valuation impairment	(207)	(22)
Ending balance	(256)	(49)
Carrying amount as of the end of the period	$496	613

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is reported as a component of mortgage banking net revenue in the Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities (primarily principal-only strips). The interest income, mark-to-market adjustments and gain or loss on sales activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

During 2008, the Bancorp recognized a net gain of $120 million, classified as securities gains in noninterest income, related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio and a net gain of $89 million, classified

Fifth Third Bancorp	73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as mortgage banking net revenue in noninterest income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. During 2007, the Bancorp recognized a net gain of $6 million, classified as securities gains in noninterest income, related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio and a net gain of $23 million, classified as mortgage banking net revenue in noninterest income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of December 31, 2008 and 2007, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $218 million and $70 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $77 million and $16 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $8.5 billion and $4.3 billion as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the available-for-sale securities portfolio included $1.1 billion and $205 million, respectively, of securities related to the non-qualifying hedging strategy.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the years ended December 31, 2008 and 2007:

($ in millions)	2008	2007
Fixed rate residential mortgage loans:
Fair value at beginning of period	$565	483
Fair value at end of period	458	565
Adjustable rate residential mortgage loans:
Fair value at beginning of period	50	45
Fair value at end of period	38	50

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in the unconsolidated QSPE for the years ended December 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2008	2007	2008	2007	2008	2007
Commercial loans	$31,163	29,052	76	43	649	109
Commercial mortgage	12,952	11,967	136	73	613	44
Commercial construction loans	5,477	5,561	74	67	749	29
Commercial leases	3,666	3,737	4	5	(1)	-
Residential mortgage loans	9,946	11,454	198	187	242	43
Home equity loans	13,025	12,162	98	74	207	99
Automobile loans	9,183	11,183	22	13	141	86
Other consumer loans and leases	3,006	2,749	57	32	118	54
Total loans and leases managed and securitized (a)	$88,418	87,865	665	494	2,718	464
Less:
Automobile loans securitized	$589	-
Home equity loans securitized	273	289
Residential mortgage loans securitized	18	21
Commercial loans sold to unconsolidated QSPE	1,943	2,973
Loans held for sale	1,452	4,329
Total portfolio loans and leases	$84,143	80,253
(a)	Excluding securitized assets that the Bancorp continues to service, but with which it has no other continuing involvement.

74	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. DERIVATIVES

The Bancorp maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, the Bancorp holds derivative instruments for the benefit of its commercial customers. The Bancorp does not enter into derivative instruments for speculative purposes.

The Bancorp’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the Bancorp’s net interest margin and cash flows. Derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Interest rate floors protect against declining rates, while interest rate caps protect against rising interest rates. Forward contracts are contracts in which the buyer agrees to purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Options provide the purchaser with the right, but not the obligation, to purchase or sell a contracted item during a specified period at an agreed upon price. Swaptions are financial instruments granting the owner the right, but not the obligation, to enter into or cancel a swap.

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

Foreign currency volatility occurs as the Bancorp enters into certain loans denominated in foreign currencies. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts.

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps) for the benefit of commercial customers. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Bancorp minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. During 2008, credit downgrades to certain counterparties of customer accommodation derivative contracts negatively impacted their fair value by approximately $31 million.

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

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the years ended December 31, 2008 and 2007, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Consolidated Statements of Income.

The following table reflects the change in fair value for interest rate contracts and the related hedged items included in the Consolidated Statements of Income.

For the year ended December 31, ($ in millions)	Consolidated Statements of Income Caption	2008	2007
Interest rate contracts:
Change in fair value on interest rate swaps hedging long-term debt	Interest on long-term debt	($776)	105
Change in fair value on long-term debt - hedged item	Interest on long-term debt	765	(109)
Change in fair value on interest rate swaps hedging time deposits	Interest on deposits	(19)	-
Change in fair value on time deposits - hedged item	Interest on deposits	19	-

The following table reflects fair value hedges included in the Consolidated Balance Sheets as of December 31:

	2008		2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate swaps related to debt	$5,430	$823	3,000	67
Forward contracts related to mortgage loans held for sale	-	-	183	1
Total included in other assets		$823		68
Included in other liabilities:
Interest rate swaps related to debt	$ -	$ -	775	21
Interest rate swaps related to time deposits	1,575	19	-	-
Forward contracts related to mortgage loans held for sale	-	-	511	4
Total included in other liabilities		$19		25

Fifth Third Bancorp	75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp previously entered into forward contracts that met the criteria for fair value hedge accounting to hedge its residential mortgage loans held for sale. Upon adoption of SFAS No. 159 on January 1, 2008 and the Bancorp’s election to carry residential mortgage loans held for sale at fair value, all new forward contracts held to hedge its residential mortgage loans held for sale were held as free-standing derivative instruments. For the year ended December 31, 2007, the ineffectiveness of the hedging relationships related to residential mortgage loans held for sale was immaterial to the Bancorp’s Consolidated Statements of Income.

During 2006, the Bancorp terminated interest rate swaps designated as fair value hedges and, in accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination will be amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the years ended December 31, 2008 and 2007, $6 million and $11 million in net deferred losses, net of tax, on the terminated fair value hedges were amortized into interest expense, respectively.

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2008, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income.

The effective portion of the gains or losses on derivative contracts are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively. As of December 31, 2008, $88 million of net deferred gains on cash flow hedges are recorded in accumulated other comprehensive income. As of December 31, 2008, $47 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

The following table presents the net gains (losses) recorded in the Consolidated Statements of Income and accumulated other comprehensive income relating to cash flow derivative instruments. Included in the ineffectiveness for the year ended December 31, 2007 are certain terminated interest rate swaps previously designated as cash flow hedges. In conjunction with this termination, the Bancorp reclassified $22 million of losses into earnings as it was determined that the original forecasted transaction was no longer probable of occurring by the end of the originally specified time period or within the additional period of time as defined in SFAS No. 133.

For the year ended December 31: ($ in millions)	Amount of gain (loss) recognized in OCI			Amount of gain (loss) reclassified from OCI into net interest income			Amount of ineffectiveness recognized in other noninterest income
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Interest rate contracts	$100	42	-	3	1	(20)	1	(21)	-

The following table reflects cash flow hedges included in the Consolidated Balance Sheets as of December 31:

	2008		2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate floors related to commercial loans	$1,500	$216	1,500	107
Interest rate caps related to debt	1,750	1	1,750	11
Total included in other assets		$217		118
Included in other liabilities:
Interest rate swaps related to commercial loans	$3,000	$22	1,000	11
Total included in other liabilities		$22		11

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

76	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings and cash flows caused by interest rate volatility. The gains and losses on these derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income.

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management are summarized below:

For the year ended December 31, ($ in millions)	Consolidated Statements of Income Caption	2008	2007	2006
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	($8)	(6)	-
Forward contracts related residential mortgage loans held for sale	Mortgage banking net revenue	(17)	(8)	7
Derivative instruments related to MSR portfolio	Mortgage banking net revenue	89	23	(9)
Derivative instruments related to interest rate risk	Other noninterest income	1	(1)	(20)
Foreign exchange contracts:
Foreign exchange contracts	Other noninterest income	29	(19)	3

The following table reflects the notional amount and market value of free-standing derivatives used for risk management included in the Consolidated Balance Sheets:

	2008		2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Derivative instruments related to MSR portfolio	$6,028	$218	3,062	70
Derivative instruments related to held for sale mortgage loans	1,830	6	229	1
Derivative instruments related to interest rate risk	446	5	1	-
Foreign exchange contracts included in other assets:
Foreign exchange contracts	40	1	-	-
Total included in other assets		$230		71
Interest rate contracts included in other liabilities:
Derivative instruments related to MSR portfolio	$2,505	$77	1,280	16
Derivative instruments related to held for sale mortgage loans	3,987	42	588	9
Derivative instruments related to interest rate risk	440	4	-	-
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts	136	2	153	1
Total included in other liabilities		$125		26

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31,

2008, the total notional amount was approximately $1.0 billion and the fair value was a liability of $2 million, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of December 31, 2008, approximately $959 million in notional amount of the risk participation agreements were classified average or better; approximately $42 million were classified as watch-list or special mention; and approximately $16 million were classified as substandard. As of December 31, 2008, the risk participation agreements had an average life of approximately 3.3 years.

The Bancorp previously offered its customers an equity-linked certificate of deposit that had a return linked to equity indices. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp entered into an offsetting derivative contract to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and derivative contract entered into by the Bancorp were recorded as free-standing derivatives and recorded at fair value with offsetting gains and losses recognized within noninterest income in the Consolidated Statements of Income.

Fifth Third Bancorp	77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the fair value of all free-standing derivatives included in the Consolidated Balance Sheets as of December 31:

	2008		2007
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate contracts for customers	$15,425	$1,228	12,265	391
Interest rate lock commitments	3,120	24	656	3
Commodity contracts included in other assets:
Commodity contracts for customers	485	167	167	28
Foreign exchange contracts included in other assets:
Foreign exchange contracts for customers	6,807	534	7,132	255
Equity contracts included in other assets:
Derivative instruments related to equity-linked CD	57	2	50	5
Total included in other assets		$1,955		682
Interest rate contracts included in other liabilities:
Interest rate contracts for customers	$16,306	$1,257	12,430	391
Interest rate lock commitments	672	2	253	1
Commodity contracts included in other liabilities:
Commodity contracts for customers	464	156	163	22
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts for customers	6,360	478	6,642	234
Equity contracts included in other liabilities:
Derivative instruments related to equity-linked CD	57	2	50	5
Total included in other liabilities		$1,895		653

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments for the years ended December 31 are summarized in the table below. For the years ended December 31, 2008 and 2007, the Bancorp recorded $5 million in losses related to derivative counterparty default. As of December 31, 2008, derivative contracts for customers in a gain position reflect fair value with a credit related mark of $37 million.

For the year ended December 31, ($ in millions	Consolidated Statements of Income Caption	2008	2007	2006
Interest rate contracts:
Interest rate lock commitments	Mortgage banking net revenue	$54	3	(2)
Commodity contracts:
Commodity contracts for customers	Corporate banking revenue	7	2	-
Foreign exchange contracts:
Foreign exchange contracts for customers	Corporate banking revenue	106	60	53

78	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2008	2007
Derivative instruments	$3,225	$939
Bank owned life insurance	1,777	1,832
Accounts receivable and drafts-in-process	1,188	1,892
Partnership investments	1,121	958
Deposit with IRS	1,007	386
Income tax receivable	488	-
Accrued interest receivable	478	564
Deferred tax asset	301	-
Other real estate owned	231	159
Prepaid pension and other expenses	84	116
Other	212	177
Total	$10,112	$7,023

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. Therefore, the Bancorp’s BOLI policies are intended to be long-term investments to provide funding for future payment of long-term liabilities. The Bancorp records these BOLI policies within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in other noninterest income in the Consolidated Statements of Income.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During 2008, the value of the investments underlying one of the Bancorp’s BOLI policies continued to decline due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the decline in the cash surrender value to exceed the protection provided by the stable value agreement.

As a result of exceeding the cash surrender value protection, the Bancorp recorded charges totaling $215 million and $177 million during 2008 and 2007, respectively, to reflect declines in the cash surrender value related to this policy. The cash surrender value of this BOLI policy was $291 million at December 31, 2008. In 2009, the cash surrender value of this policy may increase or decrease further depending on market conditions related to the underlying investments. At December 31, 2008, the cash surrender value protection had not been exceeded for any other BOLI policy.

Fifth Third Community Development Corporation (CDC), a wholly owned subsidiary of the Bancorp, was created to invest in Low Income Housing, Historic Rehabilitation, and New Market Tax Credit projects that support community revitalization and the creation of affordable housing. CDC generally co-invests with other unrelated companies and/or individuals. CDC typically makes investments in a separate legal entity that owns the property under development. The entities are usually limited partnerships, and CDC serves as a limited partner. The developers are the general partners that oversee the day-to-day operations of the entity. Pursuant to FIN 46(R), the Bancorp has determined that these entities are Variable Interest Entities (VIEs) and that the Bancorp’s investments represent variable interests. The Bancorp has also determined it is not the primary beneficiary of the VIEs because the general partners are more closely associated to the VIEs and will absorb the majority of the VIEs’ expected losses. Therefore the Bancorp accounts for these investments using the equity method. At December 31, 2008 and 2007, these investments, including unfunded commitments, are recorded in partnership investments and had carrying amounts of $1.0 billion and $871 million, respectively. Also at December 31, 2008 and 2007, the unfunded commitments related to these VIEs were included in other liabilities and were $302 million and $307 million, respectively. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments.

At December 31, 2008, other assets included a deposit of approximately $1 billion with the IRS pertaining to Internal Revenue Code section 6603 for taxes associated with the leveraged lease portfolio. This deposit enables the Bancorp to stop the accrual of interest, to the extent of the deposits, if the Bancorp is not ultimately successful in its legal dispute. Refer to Note 22 for further information.

13. SHORT-TERM BORROWINGS

Borrowings with original maturities of one year or less are classified as short term. Federal funds purchased are excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Bank notes are promissory notes issued by the Bancorp’s subsidiary banks. Other short-term borrowings include securities sold under repurchase agreements, FHLB advances and other borrowings with original maturities of one year or less. In

2008, there was a reduction in the overnight federal funds purchased year-end balance due to the receipt of $3.4 billion in equity funding on December 31, 2008 under the CPP and an increase in other short-term borrowings primarily through the purchase of term funding through FHLB advances and Term Auction Facility Funds. A summary of short-term borrowings and weighted-average rates follows:

	2008		2007		2006
($ in millions)	Amount	Rate	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$287.18%		$4,427	3.29%	$1,421	5.26%
Other short-term borrowings	9,959	1.42	4,747	3.90	2,796	4.04
Average for the years ended December 31:
Federal funds purchased	$2,975	2.34%	$3,646	5.04%	$4,148	5.02%
Other short-term borrowings	7,785	2.29	3,244	4.32	4,522	4.28
Maximum month-end balance:
Federal funds purchased	$6,233		$5,130		$5,434
Other short-term borrowings	13,864		5,381		6,287

Fifth Third Bancorp	79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. LONG-TERM DEBT

A summary of long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2008	2007
Parent Company
Senior:
Fixed-rate bank notes	2013	6.25%	$801	-
Extendable notes	2009	0.49%	31	1,745
Subordinated(b):
Floating-rate notes	2016	1.95%	250	250
Fixed-rate notes	2017	5.45%	588	510
Fixed-rate notes	2018	4.50%	572	485
Fixed-rate notes	2038	8.25%	1,326	-
Junior subordinated (a):
Fixed-rate notes (c)	2067	7.25%	942	876
Fixed-rate notes (c)	2067	6.50%	750	750
Fixed-rate notes (c)	2067	7.25%	639	601
Fixed-rate notes (c)	2068	8.875%	427	-
Subsidiaries
Senior:
Fixed-rate bank notes	2009 -2019	2.87%-5.20%	1,137	1,640
Floating-rate bank notes	2013	2.26%	500	500
Extendable bank notes	2009	0.22%-3.60%	1,197	1,200
Subordinated(b):
Fixed-rate bank notes	2015	4.75%	573	513
Junior subordinated(a):
Floating-rate bank notes	2032 -2033	4.72%-6.97%	52	52
Floating-rate debentures	2033 -2034	4.36%-4.66%	67	67
Floating-rate debentures	2035	3.42%-3.69%	49	-
Federal Home Loan Bank advances	2009 -2037	0%- 8.34%	3,565	3,571
Other	2009 -2032	Varies	119	97
Total			$13,585	12,857
(a)	Qualify as Tier I capital for regulatory capital purposes.
(b)	Qualify as Tier II capital for regulatory capital purposes.
(c)	Future periods of debt are floating.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. Contractually obligated payments for long-term debt are due over the following periods as of December 31, 2008: $2.8 billion in 2009; $843 million in 2010, $16 million in 2011, $1.0 billion in 2012, $1.3 billion in 2013 and $7.6 billion after 2013. At December 31, 2008 the Bancorp had an outstanding principal balance of $12.8 billion, discounts and premiums of negative $16 million and a mark-to-market adjustment on its hedged debt of $813 million. At December 31, 2007, the Bancorp had an outstanding principal balance of $12.8 billion, discounts and premiums of negative $1 million and a mark-to-market adjustment on its hedged debt of $44 million.

Parent Company Long-Term Borrowings

In April 2008, the Bancorp issued $750 million of senior notes to third party investors. The senior notes bear a fixed rate of interest of 6.25% per annum. The Bancorp entered into floating-rate swaps to convert $675 million to floating rate and, at December 31, 2008, paid a rate of 5.32%. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on May 1, 2013. The notes will not be subject to redemption at the Bancorp’s option at any time prior to maturity.

The $31 million in senior extendable notes currently pay interest at one-month LIBOR plus 1 bp and the final maturity of these notes is April 23, 2009. During the third quarter of 2008, $1.7 billion of the extendable notes matured and were paid.

The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bp. In February 2008, the Bancorp issued $1.0 billion of 8.25% subordinated notes, of which $705 million were subsequently hedged to floating and paid a rate of 6.11% at December 31, 2008. The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate. The rate paid on these swaps was 2.71% and 3.08%, respectively, at December 31, 2008.

The 7.25% junior subordinated notes due in 2067, with a current carrying amount of $942 million and an outstanding principal balance of $863 million at December 31, 2008, pay a fixed rate of 7.25% until 2057, then convert to floating at three-month LIBOR plus 303 bp. The Bancorp entered into interest rate swaps to convert $700 million of the fixed-rate debt into floating. At December 31, 2008, the weighted-average rate paid on the swaps was 3.83%. The 6.50% junior subordinated notes due in 2067 pay a fixed rate of 6.50% until 2017, then convert to floating at three-month LIBOR plus 137 bp until 2047. Thereafter, the notes pay a floating rate at one-month LIBOR plus 237 bp. The junior subordinated notes due in 2067, with a current carrying amount of $639 million and an outstanding principal balance of $575 million at December 31, 2008, pay a fixed rate of 7.25% until 2057, then convert to floating at three-month LIBOR plus 257 bp. The Bancorp entered into interest rate swaps to convert $500 million of the fixed-rate debt into floating. At December 31, 2008, the weighted-average rate paid on these swaps was 3.40%. The obligations were issued to Fifth Third Capital Trusts VI, IV and V, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under these trust preferred securities. In addition, the Bancorp entered into replacement capital covenants for the benefit of holders of long-term debt senior to the junior subordinated notes that limits, subject to certain restrictions, the Bancorp’s ability to redeem the junior subordinated notes prior to their scheduled maturity.

In May 2008, Fifth Third Capital Trust VII (Trust VII), a wholly-owned non-consolidated subsidiary of the Bancorp, issued $400 million of Tier 1-qualifying trust preferred securities to third party investors and invested these proceeds in junior subordinated notes (JSN VII) issued by the Bancorp. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations of the Trust VII. No other subsidiaries of the Bancorp are guarantors of the JSN VII. The JSN VII will mature on May 15, 2068. The JSN

80	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VII held by the Trust VII bear a fixed rate of interest of 8.875% until May 15, 2058. Thereafter, the notes pay a floating rate at three-month LIBOR plus 500 bp. The Bancorp entered into an interest rate swap to convert $275 million of the fixed-rate debt into floating. At December 31, 2008, the rate paid on the swap was 6.05%. The JSN VII may be redeemed at the option of the Bancorp on or after May 15, 2013, or in certain other limited circumstances, at a redemption price of 100% of the principal amount plus accrued but unpaid interest. All redemptions are subject to certain conditions and generally require approval by the Federal Reserve Board.

Subsidiary Long-Term Borrowings

The senior fixed-rate bank notes due from 2009 to 2019 are the obligations of a subsidiary bank. The maturities of the face value of the senior fixed-rate bank notes are as follows: $36 million in 2009, $800 million in 2010 and $275 million in 2019. The Bancorp entered into interest rate swaps to convert $1.1 billion of the fixed-rate debt into floating rates. At December 31, 2008, the rates paid on these swaps were 2.19% on $800 million and 2.20% on $275 million. In August 2008, $500 million of senior fixed-rate bank notes issued in July of 2003 matured and were paid. These long-term bank notes were issued to third-party investors at a fixed rate of 3.375%.

The senior floating-rate bank notes due in 2013 are the obligations of a subsidiary bank. The notes pay a floating rate at three-month LIBOR plus 11 bp.

The senior extendable notes consist of $797 million that currently pay interest at three-month LIBOR plus 4 bp and $400 million that pay at the Federal Funds open rate plus 12 bp.

The subordinated fixed-rate bank notes due in 2015 are the obligations of a subsidiary bank. The Bancorp entered into interest rate swaps to convert the fixed-rate debt into floating rate. At December 31, 2008, the weighted-average rate paid on the swaps was 3.29%.

The junior subordinated floating-rate bank notes due in 2032 and 2033 were assumed by a Bancorp subsidiary as part of the acquisition of Crown in November 2007. Two of the notes pay floating at three-month LIBOR plus 310 and 325 bp. The third note pays floating at six-month LIBOR plus 370 bp.

The three-month LIBOR plus 290 bp and the three-month LIBOR plus 279 bp junior subordinated debentures due in 2033 and 2034, respectively, were assumed by a subsidiary of the Bancorp in connection with the acquisition of First National Bank. The obligations were issued to FNB Statutory Trusts I and II, respectively.

The junior subordinated floating-rate bank notes due in 2035 were assumed by a Bancorp subsidiary as part of the acquisition of First Charter in May 2008. The obligations were issued to First Charter Capital Trust I and II, respectively. The notes of First Charter Capital Trust I and II pay floating at three-month LIBOR plus 169 bp and 142 bp, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under the acquired trust preferred securities.

At December 31, 2008, FHLB advances have rates ranging from 0% to 8.34%, with interest payable monthly. The advances are secured by certain residential mortgage loans and securities totaling $8.6 billion. At December 31, 2008, $2.5 billion of FHLB advances are floating rate. The Bancorp has interest rate caps, with a notional of $1.5 billion, held against its FHLB advance borrowings. The $3.6 billion in advances mature as follows: $1.5 billion in 2009, $1 million in 2010, $2 million in 2011, $1 billion in 2012 and $1.1 billion in 2013 and thereafter.

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by two subsidiary banks, of which $3.8 billion was outstanding at December 31, 2008 with $16.2 billion available for future issuance. There were no other medium-term senior notes outstanding on either of the two subsidiary banks as of December 31, 2008.

15. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Consolidated Balance Sheets. Creditworthiness for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Consolidated Balance Sheets are summarized as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts. A summary of significant commitments at December 31:

($ in millions)	2008	2007
Commitments to extend credit	$49,470	49,788
Letters of credit (including standby letters of credit)	8,951	8,522
Forward contracts to sell mortgage loans	3,235	1,511
Noncancelable lease obligations	937	734
Purchase obligations	81	52
Capital expenditures	68	94

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2008 and 2007, the Bancorp had a reserve for unfunded commitments totaling $195 million and $95 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

    Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At December 31, 2008, approximately $3.3 billion of letters of credit expire within one year (including $57 million issued on behalf of commercial customers to facilitate trade payments in dollars and foreign currencies), $5.3 billion expire between one to five years and $0.4 billion expire thereafter. Standby letters of credit are considered guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). At December 31, 2008, the reserve related to these standby letters of credit was $3 million. Approximately 66% and 70% of the total standby letters of credit were secured as of December 31, 2008 and 2007, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The Bancorp monitors the credit risk associated with the standby letters of credit using the same dual risk rating system utilized for

Fifth Third Bancorp	81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimating probabilities of default within its loan and lease portfolio. Under this risk rating as of December 31, 2008, approximately $7.4 billion of the standby letters of credit were classified as average or better; approximately $1.2 billion were classified as watch-list or special mention; and approximately $300 million were classified as substandard.

At December 31, 2008, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. FTS acts as the remarketing agent to issuers on approximately $4.2 billion of VRDNs at December 31, 2008. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to approximately $2.0 billion in VRDNs remarketed by third parties at December 31, 2008. These letters of credit are included in the total letters of credit balance provided in the previous table. At December 31, 2008, FTS held $388 million of these securities in its portfolio and classified them as trading securities. The Bancorp purchased $756 million of the VRDNs from the market, through FTS, and held them in its trading securities portfolio at December 31, 2008. For the VRDNs remarketed by third parties, in some cases, the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon approximately $173 million of letters of credit issued by the Bancorp. The Bancorp recorded these draws as commercial loans in its Consolidated Balance Sheets at December 31, 2008.

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $3.2 billion, and $1.5 billion as of December 31, 2008 and 2007, respectively.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged-back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the years ended December 31, 2008 and 2007, the Bancorp processed approximately $133 million and $126 million, respectively, of chargebacks presented by issuing banks, resulting in no material losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a credit loss reserve related to such chargebacks at December 31, 2008 and 2007.

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. In some instances these PMI insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $170 million at December 31, 2008. As of December 31, 2008, the Bancorp maintained a reserve of approximately $13 million related to exposures within the reinsurance portfolio. No reserve was deemed necessary as of December 31, 2007.

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 16 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Through December 31, 2008 and 2007, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of these loans at December 31, 2008 and 2007 was $1.9 billion and $3.0 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE, and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of December 31, 2008 and 2007, the liquidity asset purchase agreement was $2.8 billion and $5.0 billion, respectively. During 2008, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp provided liquidity support to the QSPE during 2008 through purchases of commercial paper, a line of credit to the QSPE, and the repurchase of assets from the QSPE under the liquidity asset purchase agreement. As of December 31, 2008, the Bancorp held approximately $143 million of asset-backed commercial paper issued by the QSPE, representing 7% of the total commercial paper issued by the QSPE.

During 2008, the Bancorp repurchased $686 million of commercial loans at par from the QSPE under the liquidity asset purchase agreement. Fair value adjustment charges of $3 million were recorded on these loans upon repurchase. As of December 31, 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. At December 31, 2008 and 2007, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $37 million and $18 million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories

82	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of commercial loans held in its loan portfolio. For further information on the QSPE, see Note 10.

At December 31, 2008 and 2007, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.3 billion and $1.5 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. For further information on the residential mortgage loans sold with credit recourse, see Note 10.

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of December 31, 2008 was $10 million compared to $48 million as of December 31, 2007. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

As of December 31, 2008 and 2007, the Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by four wholly-owned issuing trust entities of $2.8 billion and $2.3 billion, respectively. For further information on long-term borrowing obligations, see Note 14.

The Bancorp, as a member bank of Visa prior to Visa’s

completion of their initial public offering (IPO) on March 19, 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize the fair value of the indemnification obligation in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, the Bancorp recorded an indemnification liability under FIN 45 of $3 million in 2007. Additionally, during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements, resulting in a Visa litigation reserve of $172 million as of December 31, 2007. These amounts were accrued under SFAS No. 5, “Accounting for Contingencies.” During 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of December 31, 2008, the Bancorp has recorded its proportional share of $169 million of the Visa escrow account net against the current Visa litigation reserve of $243 million.

16. LEGAL AND REGULATORY PROCEEDINGS

In May of 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio against the IRS seeking a refund of taxes paid as a result of the audit of the 1997 tax year. This suit involves a determination of the correct tax treatment of certain leveraged leases entered into by the Bancorp. The outcome of this litigation will likely impact a number of leveraged leases entered into during 1997 through 2004. At the conclusion of a jury trial, the jury rendered a verdict in the form of answers to interrogatories, some of which favored the Bancorp and some of which favored the IRS. No judgment has been entered by the court in the case and the parties dispute the judgment that should be entered in light of the jury’s responses to the interrogatories. During the second quarter of 2008, the Bancorp increased its liability for uncertain tax reserves relating to these leases based upon several factors, including the jury’s verdict in the Bancorp’s case, and two other court cases involving leveraged leasing. In December of 2008, the Bancorp entered into a Stipulated Conditional Dismissal. This Conditional Order of Dismissal, without prejudice and with leave, allows the Bancorp to enter into settlement discussions with the U.S. Department of Justice under the Settlement Initiatives offered by the IRS. The Stipulated Conditional Dismissal is effective until June of 2009. In the event the case is not settled prior to June 2009, either party may reinstate the case. The ultimate outcome of settlement discussion is uncertain. The Bancorp continues to believe that its tax treatment was proper under the tax law, as it existed at the time the tax benefits were reported.

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to an indemnification obligation of Visa as discussed in Note 15. Accordingly, in the third and fourth quarters of 2007, the Bancorp recorded a contingent liability included in the $172 million litigation reserve. During 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with Visa’s IPO, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of December 31, 2008 the Bancorp has recorded its proportional share of $169 million of the Visa escrow accounts net against the current Visa litigation reserve of $243 million to account for its potential exposure in this and related litigation. This antitrust litigation is still in the pre-trial phase.

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases were consolidated by the Judicial Panel on Multidistrict Litigation and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and have been consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (TJX) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of the alleged intrusion. Another was filed by financial institutions and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. The U.S. District Court (Court) has granted the Bancorp’s motion to dismiss certain of the claims, but additional claims remain pending. On November 29, 2007, the U.S. District Court, District of Massachusetts (District Court) issued an order denying Plaintiffs’ Motion for Class Certification in the consolidated cases brought by financial institutions (the “Financial Institution Track”). On December 18, 2007, the District

Fifth Third Bancorp	83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Court entered its final order in the Financial Institution Track litigation that i) denied Plaintiffs’ Motion for Leave to Amend their Complaint, without prejudice; ii) dismissed the case for lack of subject matter jurisdiction; and iii) transferred the case from the United States District Court to the Massachusetts Superior Court in and for the County of Middlesex (Massachusetts State Court). On December 18, 2007, TJX Companies, Inc. filed a Notice of Appeal to the United States Court of Appeals for the First Circuit (First Circuit) as to that portion of the Court’s December 18 order transferring the case to Massachusetts State Court and an emergency motion to stay the Massachusetts State Court proceedings pending the appeal. On December 19, 2007, the First Circuit granted the request for stay until further order of the Court. On December 20, 2007, the Bancorp likewise filed a Notice of Appeal to the First Circuit solely as to that portion of the District Court’s December 18 Order transferring the case to the Massachusetts State Court. On December 21, 2007, Plaintiffs also filed a Notice of Appeal in the First Circuit as to the entirety of the District Court’s December 18 Order and also as to all other prior “adverse rulings” including, without limitation, the District Court’s denial of class certification and dismissal of various claims. Both TJX and the Bancorp amended their Notices of Appeal to likewise appeal all adverse rulings by the District Court. Oral argument on the appeals was held on December 3, 2008, however, no ruling has been issued by the Court. Separately, on January 16, 2008, the two remaining financial institution plaintiff banks that had not reached a settlement with TJX filed a new lawsuit against the Bancorp and TJX in Massachusetts State Court asserting similar allegations to those set forth in the Financial Institution Track litigation. After TJX and the Bancorp removed the case to the District Court, it was remanded to Massachusetts State Court and the case has been stayed pending outcome of the appeal. In regards to the consumer track litigation, on January 9, 2008, the District Court issued an Order of Preliminary Approval of a proposed class action settlement funded solely by TJX. A Final Fairness Hearing was held July 15, 2008, at which time the Court approved the proposed settlement with certain changes that are subject to objection by the parties. The consumer track litigation settlement was approved by the Court on September 2, 2008 and payment of the attorney fees was approved by the Court on November 3, 2008.

In June 2007, Ronald A. Katz Technology Licensing, L.P. (Katz) filed a suit in the United States District Court for the Southern District of Ohio against the Bancorp and its Ohio banking subsidiary. In the suit, Katz alleges that the Bancorp and its Ohio bank are infringing on Katz’s patents for interactive call processing technology by offering certain automated telephone banking and other services. This lawsuit is one of many related patent infringement suits brought by Katz in various courts against numerous other defendants. Katz is seeking unspecified monetary damages and penalties as well as injunctive relief in the suit. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

In June through September of 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties, and are currently pending in the United States District Court for the Southern District of Ohio. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the SEC regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities, or acquired the Bancorp’s securities pursuant to the First Charter Corporation Acquisition. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. These cases remain in the early stages of litigation. The impact of the final disposition of these lawsuits cannot be assessed at this time.

In July 2008, a shareholder of the Bancorp filed a shareholder derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against the members of the Bancorp’s Board of Directors and, nominally, the Bancorp, alleging breach of fiduciary duty in connection with the Bancorp’s alleged violations of federal and state securities laws, among other charges, in relation to its previous statements regarding its quality and sufficiency of capital, credit losses and related matters. The suit seeks unspecified compensatory damages in favor of the Bancorp from the Board of Directors, punitive damages, and interest, as well as costs, disbursements and attorney and other expert fees to the plaintiff. This lawsuit was voluntarily dismissed in November 2008.

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

17. RELATED PARTY TRANSACTIONS

At December 31, 2008 and 2007, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiaries in the aggregate amount, net of participations, of $346 million and $348 million, respectively. As of December 31, 2008 and 2007, the outstanding balance on loans to related parties, net of participations and undrawn commitments, was $143 million and $132 million, respectively.

Commitments to lend to related parties as of December 31, 2008 and 2007, net of participations, were comprised of $339 million and $340 million, respectively, to directors and $7 million and $8 million at December 31, 2008 and 2007 to executive officers. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

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

84	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

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

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2008
Unrealized holding gains on available-for-sale securities arising during period	$353	(123)	230
Reclassification adjustment for net gains included in net loss	(31)	10	(21)
Net unrealized gains (losses) on available-for-sale securities	322	(113)	209	(94)	209	115
Unrealized holding gains on cash flow hedge derivatives	100	(35)	65
Reclassification adjustment for net gains on cash flow hedge derivatives included in net loss	(3)	1	(2)
Net unrealized gains on cash flow hedge derivatives	97	(34)	63	25	63	88
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial loss	(74)	26	(48)
Defined benefit plans, net	(74)	26	(48)	(57)	(48)	(105)
Total	$345	(121)	224	(126)	224	98
2007
Unrealized holding gains on available-for-sale securities arising during period	$60	(23)	37
Reclassification adjustment for net gains included in net income	(21)	9	(12)
Net unrealized gains (losses) on available-for-sale securities	39	(14)	25	(119)	25	(94)
Unrealized holding gains on cash flow hedge derivatives	42	(15)	27
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(1)	-	(1)
Net unrealized gains (losses) on cash flow hedge derivatives	41	(15)	26	(1)	26	25
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial gain	3	(1)	2
Defined benefit plans, net	3	(1)	2	(59)	2	(57)
Total	$83	(30)	53	(179)	53	(126)
2006
Unrealized holding gains on available-for-sale securities arising during period	$61	(20)	41
Reclassification adjustment for net losses included in net income	364	(129)	235
Net unrealized gains (losses) on available-for-sale securities	425	(149)	276	(395)	276	(119)
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	20	(8)	12
Net unrealized gains (losses) on cash flow hedge derivatives	20	(8)	12	(13)	12	(1)
Minimum pension liability (a)				(5)	5	-
Cumulative effect of change in accounting for pension and other postretirement obligations (a)				-	(59)	(59)
Total	$445	(157)	288	(413)	234	(179)
(a)	Upon adoption of SFAS No. 158, the Bancorp measured its liability for its total pension and other postretirement obligations to be $59 million.

Fifth Third Bancorp	85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. COMMON, PREFERRED AND TREASURY STOCK

The following is a summary of the share activity within common, preferred and treasury stock for the years ended December 31:

	Common Stock		Preferred Stock		Treasury Stock
($ and shares in millions)	Value	Shares	Value	Shares (a)	Value	Shares
Shares at December 31, 2005	$1,295	583	$9	-	$1,279	28
Shares acquired for treasury	-	-	-	-	82	2
Stock-based awards exercised, including shares issued	-	-	-	-	(84)	(2)
Restricted stock grants	-	-	-	-	(45)	(1)
Shares at December 31, 2006	$1,295	583	$9	-	$1,232	27
Shares acquired for treasury	-	-	-	-	1,084	27
Stock-based awards exercised, including treasury shares issued	-	-	-	-	(86)	(2)
Restricted stock grants	-	-	-	-	(59)	(1)
Employee stock ownership through benefit plans	-	-	-	-	38	1
Shares at December 31, 2007	$1,295	583	$9	-	$2,209	52
Issuance of preferred shares, Series G	-	-	1,072	-	-	-
Issuance of preferred shares, Series F	-	-	3,169	-	-	-
Redemption of preferred shares, Series D, E	-	-	(9)	-	-	-
Stock-based awards exercised, including treasury shares issued	-	-	-	-	(2)	-
Restricted stock grants	-	-	-	-	(136)	(3)
Shares issued in business combinations	-	-	-	-	(1,841)	(43)
Employee stock ownership through benefit plans	-	-	-	-	(1)	-
Shares at December 31, 2008	$1,295	583	$4,241	-	$229	6
(a)	There were 7,250 shares of Series D preferred stock and 2,000 shares of Series E preferred stock at December 31, 2005, 2006 and 2007. As of December 31, 2008, 44,300 shares of Series G preferred stock and 136,320 shares of Series F preferred stock had been issued.

During 2008, the Bancorp repurchased an immaterial amount of common stock. During 2007, the Bancorp repurchased approximately 27 million shares of its common stock, five percent of total outstanding shares, in open market transactions for $1.1 billion. During 2006, the Bancorp repurchased approximately 2 million shares of its common stock, less than one percent of total outstanding shares, in open market transactions for $82 million.

In 2008, 8.5% non-cumulative Series G convertible preferred stock was issued in the second quarter. The depository shares represented 46,000 shares of its convertible preferred stock and had a liquidation preference of $25,000 per share. The preferred stock is convertible at any time, at the option of the shareholder, into 2,159.8272 shares of common stock, representing a conversion price of approximately $11.575 per share of common stock. As of December 31, 2008, Series G preferred stock had 44,300 shares outstanding and 1,700 shares reserved for issuance.

On December 31, 2008, the U.S. Treasury purchased approximately $3.4 billion, or 136,320 shares, of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, with a liquidation preference of $25,000 per share and related 10-year warrants in the amount of 15% of the preferred stock investment. The warrants allow the U.S. Treasury to purchase up to 43,617,747 shares of the Bancorp’s common stock with an exercise price of $11.72. The Series F senior preferred stock was issued complying with the terms established by the CPP. Per the program terms, the U.S. Treasury’s investment consists of senior preferred stock with a five percent dividend for each of the first five years of investment and nine percent thereafter, unless the shares are redeemed. The shares are callable by the Bancorp at par after three years and may be repurchased at any time under certain circumstances. The terms also include restrictions on the repurchase of common stock and an increase in common stock dividends, which require the U.S. Treasury’s consent, for a period of three years from the date of investment unless the preferred shares are redeemed in whole or the U.S. Treasury has transferred all of the preferred shares to a third party.

The proceeds from issuance of the Series F preferred stock were allocated to the preferred stock and to the warrants based on their relative fair values, which resulted in an initial book value of $3.2 billion for the preferred stock and $239 million for the warrants. The resulting discount to the preferred stock will be accreted over five years through retained earnings as a preferred stock dividend, resulting in an effective yield of 6.7% for the Series F preferred stock for the first five years. The warrants will remain in capital surplus at their initial book value until they are exercised or expire.

The CPP terms also required that preferred stock issued to U.S. Treasury rank senior to, or pari passu with, other preferred stock. In order to meet the U.S. Treasury’s standard terms, in the fourth quarter of 2008, the Bancorp repurchased its Series D and Series E preferred stock. The preferred stock was repurchased for aggregate consideration in cash of approximately $28 million, in which $9 million par value was accounted for as retirement of the Series D and Series E preferred stock and the remaining $19 million was recognized as dividends paid to the holders of the preferred stock.

86	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. Based on total stock-based awards outstanding and shares remaining for future grants under the Incentive Compensation Plan, the Bancorp’s total overhang is approximately

12%. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2008:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted- Average Exercise Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:			23,888(b)
Stock options (a)	17,769	$52.66	(b)
Stock appreciation rights (SARs)	(c)	(c)	(b)
Restricted stock	5,584	(d)	(b)
Performance units	(e)	(d)	(b)
Performance-based restricted stock	180	(d)	(b)
Employee stock purchase plan			568(f)
Deferred stock compensation plans			161
Total shares	23,533		24,617
(a)	Excludes 2.8 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $25.47 per share.
(b)	Under the 2008 Incentive Compensation Plan, 33.0 million shares of stock were authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock and restricted stock units, performance shares and performance restricted stock awards.
(c)	At December 31, 2008, approximately 22.5 million SARs were outstanding at a weighted-average grant price of $35.43. The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.
(d)	Not applicable.
(e)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 366 thousand shares.
(f)	Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1,500,000 shares approved by shareholders on March 28, 2006.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 15, 2008. The plan has authorized the issuance of up to 33 million shares as equity compensation and provides for incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share and restricted stock awards. All of the Bancorp’s stock-based awards are to be settled with stock with the exception of a portion of the performance shares that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. Stock options, issued at fair market value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become fully exercisable ratably over a three or four year period of continued employment. SARs, issued at fair market value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted stock options or SARs, re-price previously granted stock options or SARs, or grant reload stock options. Restricted stock grants vest either after four years or ratably after three, four and five years of continued employment and include dividend and voting rights. Performance share and performance restricted stock awards have three-year cliff vesting terms with performance or market conditions as defined by the plan.

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

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant. The weighted-average assumptions were as follows for the years ended:

	2008	2007	2006
Expected life (in years)	6	6	6
Expected volatility	30%	22%	23%
Expected dividend yield	8.7%	4.4%	4.1%
Risk-free interest rate	3.3%	4.6%	4.9%

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

Stock-based compensation expense was $56 million, $63 million and $76 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total related income tax benefit recognized was $20 million, $22 million and $23 million for the years ended December 31, 2008, 2007 and 2006, respectively. The following tables include a summary of stock-based compensation transactions for the previous three fiscal years:

	2008		2007		2006
Stock Options (shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	23,645	$49.07	26,900	$47.58	31,546	$46.49
Granted (a)	1,133	11.57	4	40.98	-	-
Exercised	(202)	15.32	(2,068)	26.91	(1,931)	21.70
Forfeited or expired	(4,012)	40.73	(1,191)	53.87	(2,715)	53.24
Outstanding at December 31	20,564	$48.97	23,645	$49.07	26,900	$47.58
Exercisable at December 31	20,564	$48.97	23,628	$49.07	25,978	$47.43
(a)	2008 Options granted include 1,131 options assumed as part of the First Charter Corporation acquisition completed on June 6, 2008. These options were granted under a First Charter Corporation Plan assumed by the Bancorp.

Fifth Third Bancorp	87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of stock options granted for the years ended 2008 and 2007 was $2.87 and $7.39 per share, respectively. There were no stock options granted during 2006.

The total intrinsic value of options exercised was $1 million, $28 million and $32 million in 2008, 2007 and 2006, respectively. Cash received from options exercised was $3 million, $48 million and $35 million in 2008, 2007 and 2006, respectively. The actual tax benefit realized from the exercised options was $1 million, $7 million and $9 million in 2008, 2007 and 2006, respectively. The total grant-date fair value of stock options that vested during 2008, 2007 and 2006 was $0.2 million, $16 million and $25 million, respectively. As of December 31, 2008, the aggregate intrinsic value of both outstanding options and exercisable options was $28 thousand.

At December 31, 2008, stock-based compensation expense related to non-vested stock options not yet recognized was immaterial to the Bancorp’s Consolidated Financial Statements.

	2008		2007		2006
Stock Appreciation Rights (shares in thousands)	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	17,526	$41.81	13,053	$43.43	7,541	$47.51
Granted	6,836	19.25	6,613	38.45	6,949	39.18
Exercised	-	-	(56)	39.36	-	-
Forfeited or expired	(1,854)	36.03	(2,084)	41.36	(1,437)	44.31
Outstanding at December 31	22,508	$35.43	17,526	$41.81	13,053	$43.43
Exercisable at December 31	8,352	$44.46	2,972	$41.45	989	$42.99

The weighted-average grant-date fair value of SARs granted was $2.09, $6.24 and $7.35 per share for the years ended 2008, 2007 and 2006, respectively. The total grant-date fair value of SARs that vested during 2008, 2007 and 2006 was $61 million, $19 million and $10 million, respectively.

At December 31, 2008, there was $22 million of stock-based compensation expense related to non-vested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years.

	2008		2007		2006
Restricted Stock (shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1	3,519	$40.80	2,380	$40.28	1,482	$46.16
Granted	3,157	19.27	1,622	38.19	1,265	38.93
Vested	(486)	48.62	(39)	48.28	(24)	44.91
Forfeited	(606)	30.72	(444)	40.95	(343)	40.76
Nonvested at December 31	5,584	$29.04	3,519	$40.80	2,380	$40.28

The total grant-date fair value of restricted stock that vested during 2008, 2007 and 2006 was $23.7 million, $1.9 million and $1.1 million, respectively. At December 31, 2008, there was $50 million of stock-based compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 3.1 years.

The following table summarizes outstanding and exercisable stock options by exercise price at December 31, 2008:

	Outstanding and Exercisable Stock Options
Exercise Price per Share	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	335	$9.30	2.34
$10.01-$25.00	1,212	15.27	3.91
$25.01-$40.00	871	34.37	2.00
$40.01-$55.00	13,879	48.36	1.99
Over $55.00	4,267	66.61	3.26
All stock options	20,564	$48.97	2.37

Approximately 186 thousand, 132 thousand and 111 thousand shares of performance-based awards were granted during 2008, 2007 and 2006, respectively. These awards are payable in stock and cash contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. These performance targets are based on the Bancorp’s performance relative to a defined peer group. The performance-based awards were granted at a weighted-average grant-date fair value of $19.18, $39.89 and $39.14 per share during 2008, 2007 and 2006, respectively.

Approximately 180 thousand and 137 thousand performance-based restricted shares were granted during 2008 and 2007, respectively. These awards are payable in stock contingent upon the Bancorp achieving certain predefined performance targets over the one-year measurement period. These performance targets are based on the Bancorp’s performance relative to a defined peer group. If performance targets are met, the shares are vested over a three-year period. The performance-based restricted shares were granted at a weighted-average grant-date fair value of $23.39 and $38.27 per share during 2008 and 2007, respectively. The performance condition related to the performance-based restricted shares was achieved in 2007 and was not achieved in 2008.

At December 31, 2008, there were 7.2 million incentive options, 13.4 million non-qualified options, 22.5 million SARs, 5.4 million restricted stock awards outstanding, 0.4 million shares reserved for performance unit awards, 0.2 million restricted performance stock awards and 23.9 million shares available for grant. Stock options, SARs and restricted stock outstanding represent approximately eight percent of the Bancorp’s issued shares at December 31, 2008.

The Bancorp sponsors a stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2008, 2007 and 2006, respectively, there were 712,338, 333,039 and 317,483 shares purchased by participants and the Bancorp recognized stock-based compensation expense of $2 million for each of the years ended 2008, 2007 and 2006.

88	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2008	2007	2006
Other noninterest income:
Gain on redemption of Visa, Inc. ownership shares	$273	-	-
CitFed litigation settlement	76	-	-
Cardholder fees	58	56	49
Consumer loan and lease fees	51	46	47
Operating lease income	47	32	26
Insurance income	36	32	28
Banking center income	31	29	22
Gain (loss) on loan sales	(11)	25	17
Loss on sale of other real estate owned	(60)	(14)	(8)
Bank owned life insurance income (loss)	(156)	(106)	86
Other	18	53	32
Total	$363	153	299
Other noninterest expense:
Loan processing	$188	119	93
Marketing	102	84	78
Professional services fees	102	54	41
Provision for unfunded commitments and letters of credit	98	16	5
FDIC insurance and other taxes	73	31	39
Affordable housing investments	67	57	42
Intangible asset amortization	56	42	45
Travel	54	54	52
Postal and courier	54	52	49
Recruitment and education	33	41	51
Operating lease	32	22	18
Supplies	31	31	28
Visa litigation expense (share redemption)	(99)	172	-
Debt and other financing agreement termination	-	-	49
Other	298	214	173
Total	$1,089	989	763

22. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income at December 31:

($ in millions)	2008	2007	2006
Current income tax expense:
U.S. income taxes	$560	623	457
State and local income taxes	25	16	7
Non-U.S. income taxes	3	-	-
Total current tax expense	588	639	464
Deferred income tax expense:
U.S. income taxes	(1,090)	(197)	(24)
State and local income taxes	(47)	19	3
Non-U.S. income taxes	(2)	-	-
Total deferred tax expense	(1,139)	(178)	(21)
Applicable income tax expense (benefit)	$(551)	461	443

A reconciliation between the statutory U.S. income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2008	2007	2006
Statutory tax rate	(35.0)%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	(.5)	1.5	.4
Tax-exempt income	1.5	1.4	(2.8)
Credits	(3.6)	(5.0)	(3.9)
Dividends on subsidiary preferred stock	-	(2.5)	(2.2)
Goodwill	11.9	-	-
Interest to taxing authority, net of tax	5.1	.1	1.1
Other, net	(.1)	(.5)	(.4)
Effective tax rate	(20.7)%	30.0	27.2

Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, and income/charges on life insurance policies held by the Bancorp. The effective tax rate was adversely impacted in 2008 and 2007 by $215 million and $177 million, respectively, of charges to one of the Bancorp’s BOLI policies. See Note 12 for a further discussion of those charges.

The Internal Revenue Service has completed its audits for the 2004 and 2005 income tax years. In addition to the leveraged leases, there are several items that are currently being addressed as part of the appeals process and are considered in arriving at the Bancorp’s uncertain tax position liability discussed below. The statute of limitations for federal income tax returns remains open for tax years 2004 through 2008. In addition, limited federal

Fifth Third Bancorp	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statute extensions are in place for tax years 1997 through 2003, primarily for leasing uncertainties. With the exception of the state impact of the federal items discussed above as well as a few states with insignificant uncertain liabilities, the statutes of limitations for state income tax returns remain open for tax years in accordance with the various states’ statutes.

As of January 1, 2007, the Bancorp adopted FIN 48. Upon adoption of this Interpretation on January 1, 2007, the Bancorp recognized an after-tax adjustment to beginning retained earnings of $2 million representing the cumulative effect of applying the provisions of this Interpretation. At December 31, 2008 and at December 31, 2007, the Bancorp had unrecognized tax benefits of $959 million and $469 million, respectively. Those balances included $83 million and $100 million of tax positions that, if recognized, would impact the effective tax rate and $1 million and $6 million in tax positions that would impact goodwill. The remaining $875 million and $363 million is related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductions. A significant portion of these tax positions relate to the leveraged lease litigation discussed below and in Note 16.

Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. For the year ended December 31, 2008, the Bancorp accrued interest, net of the related tax benefit, of $143 million and, at December 31, 2008, had accrued interest liabilities of $210 million, net of the related tax benefits. No material liabilities were recorded for penalties.

Included in other assets at December 31, 2008 and December 31, 2007 is a deposit of $1.0 billion and $386 million, respectively, that the Bancorp made under Internal Revenue Code section 6603 for taxes associated with the leveraged lease portfolio.

As previously disclosed, during May 2005, the Bancorp filed suit in the United States District Court of the Southern District of Ohio against the IRS seeking a refund of taxes paid as a result of the audit of the 1997 tax year. This suit involves a determination of the correct tax treatment of certain leveraged leases entered into by the Bancorp. The outcome of this litigation will impact a number of leveraged leases entered into from 1997 through 2004. During the second quarter of 2008, the Bancorp increased its liability for uncertain tax positions relating to these leases based upon several factors, including the jury’s verdict in the form of answers to interrogatories in the Bancorp’s case, and two other court cases involving leveraged leasing. The judge in the Bancorp’s case has not issued his final ruling. In December of 2008, the Bancorp entered into a Stipulated Conditional Dismissal. This Conditional Order of Dismissal without prejudice and with leave allows the Bancorp to enter into settlement discussions with the US Department of Justice under the Settlement Initiatives offered by the Internal Revenue Service. The Stipulated Conditional Dismissal is effective until June of 2009. Therefore, it is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions could significantly change during the next 12 months. If the Bancorp is able to reach an amenable settlement, it is possible that the unrecognized tax benefits could decrease by up to $875 million of the $959 million as of December 31, 2008 disclosed below.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits.

($ in millions)	2008	2007
Unrecognized tax benefits at January 1	$469	446
Gross increases for tax positions taken during prior period	496	-
Gross decreases for tax positions taken during prior period	(8)	-
Gross increases for tax positions taken during current period	4	47
Settlements with taxing authorities	-	(4)
Lapse of applicable statute of limitations	(2)	(20)
Unrecognized tax benefits at December 31	$959	469

Deferred income taxes are included as a component of other assets and accrued taxes, interest and expenses in the Consolidated Balance Sheets and are comprised of the following temporary differences at December 31:

($ in millions)	2008	2007
Deferred tax assets:
Allowance for credit losses	$975	328
Deferred compensation	171	174
Accrued interest	104	33
Other comprehensive income	-	68
State net operating losses	58	72
Other	328	188
Total deferred tax assets	$1,636	863
Deferred tax liabilities:
Lease financing	$849	1,344
State deferred taxes	44	149
Bank premises and equipment	96	75
Mortgage servicing rights	149	160
Other comprehensive income	53	-
Other	144	154
Total deferred tax liabilities	$1,335	1,882
Total net deferred tax asset (liability)	$301	(1,019)

Retained earnings at December 31, 2008 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

90	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. RETIREMENT AND BENEFIT PLANS

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” requires the funded status of pension plans to be recorded in the balance sheet as an asset for plans with an overfunded status and a liability for plans with an underfunded status. The Bancorp recognized the overfunded and underfunded status of its pension plans as an asset and liability, respectively, in the Consolidated Balance Sheets as of December 31, 2008 and 2007.

Overfunded and underfunded amounts recognized in other assets and other liabilities in the Consolidated Balance Sheets for the defined benefit retirement plans as of December 31 consist of:

($ in millions)	2008	2007
Prepaid benefit cost	$ -	37
Accrued benefit liability	(84)	(36)
Net (underfunded) overfunded status	$(84)	1

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

Plans With an Overfunded Status (a)

($ in millions)	2008	2007
Fair value of plan assets at January 1	$-	252
Actual return on assets	-	12
Settlement	-	(20)
Benefits paid	-	(7)
Fair value of plan assets at December 31	$-	237
Projected benefit obligation at January 1	$-	213
Service cost	-	-
Interest cost	-	12
Settlement	-	(20)
Actuarial loss	-	2
Benefits paid	-	(7)
Projected benefit obligation at December 31	$-	200
Overfunded projected benefit obligation recognized in the Consolidated Balance Sheets as an asset	$-	37
(a)	The Bancorp’s defined benefit plan had an overfunded status for December 31, 2007. The plan was underfunded at December 31, 2008 and is reflected in the Underfunded Status table.

Plans With an Underfunded Status

($ in millions)	2008	2007
Fair value of plan assets at January 1	$237	-
Actual return on assets	(70)	-
Contributions	4	3
Settlement	(17)	-
Benefits paid	(10)	(3)
Fair value of plan assets at December 31	$144	-
Projected benefit obligation at January 1	$236	37
Service cost	-	-
Interest cost	13	2
Settlement	(17)	-
Actuarial loss	6	-
Benefits paid	(10)	(3)
Projected benefit obligation at December 31	$228	36
Unfunded projected benefit obligation recognized in the Consolidated Balance Sheets as a liability	$(84)	(36)

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are $16 million and $1 million, respectively.

The following tables summarize net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$ -	-	1
Interest cost	13	14	13
Expected return on assets	(18)	(19)	(19)
Amortization of net actuarial loss	7	7	9
Amortization of net prior service cost	1	1	1
Settlement	10	7	8
Net periodic benefit cost	$13	10	13

($ in millions)	2008	2007
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$93	10
Net prior service cost	-	-
Amortization of net actuarial loss	(7)	(7)
Amortization of prior service cost	(1)	(1)
Settlements	(10)	(7)
Total recognized in other comprehensive income	75	(5)
Total recognized in net periodic benefit cost and other comprehensive income	$88	5

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

The following table summarizes the plan assumptions for the years ended December 31:

Weighted-average assumptions	2008	2007	2006
For measuring benefit obligations at year end:
Discount rate	6.11%	6.26	5.80
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.53	8.52	8.50
For measuring net periodic benefit cost:
Discount rate	6.45	5.80	5.375
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.50	8.50	8.45

The Bancorp’s qualified defined benefit plan and other retirement plans are currently underfunded. The benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of nonqualified, supplemental retirement plans, which are funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years.

Lowering both the expected rate of return on the plan and the discount rate by 0.25% would have increased the 2008 pension expense by approximately $1 million.

Plan assets consist primarily of common trust and mutual funds (equities and fixed income) and Bancorp common stock. As of December 31, 2008 and 2007, $124 million and $153 million, respectively, of plan assets were managed by Fifth Third Bank, a subsidiary of the Bancorp, through common trust and mutual funds and included $3 million and $9 million, respectively, of Bancorp common stock. Plan assets are not expected to be returned to the Bancorp during 2009.

Fifth Third Bancorp	91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed income securities and cash. The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for 2008 and 2007:

Weighted-average asset allocation	Targeted range	2008	2007
Equity securities		68%	71
Bancorp common stock		2	5
Total equity securities	70 –80%	70	76
Total fixed income securities	20 –25	27	20
Cash	0 – 5	3	4

Total		100%	100

The risk tolerance for the plan is determined by management to be moderate to aggressive, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. Prohibited asset classes of the plan include precious metals, venture capital, short sales and leveraged transactions. Per the Employee Retirement Income Security Act (ERISA), the Bancorp’s common stock cannot exceed ten percent of the fair market value of plan assets.

The accumulated benefit obligation for all defined benefit plans was $227 million and $235 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, amounts relating to the Bancorp’s defined benefit plans with benefit obligations exceeding assets were as follows:

($ in millions)	2008	2007
Projected benefit obligation	$228	36
Accumulated benefit obligation	227	36
Fair value of plan assets	144	-

Based on actuarial assumptions, the Bancorp’s minimum required contribution is $168,000 for 2009. Estimated pension benefit payments, which reflect expected future service, are $21 million in 2009, $19 million in 2010, $19 million in 2011, $19 million in 2012 and $17 million in 2013. The total estimated payments for the years 2014 through 2018 is $78 million.

The Bancorp’s profit sharing plan expense was $18 million for 2008, $13 million for 2007 and $22 million for 2006. Expenses recognized during the years ended December 31, 2008, 2007 and 2006 for matching contributions to the Bancorp’s defined contribution savings plans were $37 million, $37 million and $35 million, respectively.

24. EARNINGS PER SHARE

The calculation of earnings per share and the reconciliation of earnings per share to earnings per diluted share for the years ended December 31:

	2008			2007			2006
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income (loss) before cumulative effect	$(2,113)			$1,076			$1,184
Dividends on preferred stock	67			1			-
Net income (loss) available to common shareholders before cumulative effect	(2,180)	553	$(3.94)	1,075	538	$2.00	1,184	555	$2.13
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	-	4	-	.01
Net income (loss) available to common shareholders	$(2,180)	553	$(3.94)	$1,075	538	$2.00	$1,188	555	$2.14
Earnings per diluted share:
Net income (loss) available to common shareholders before cumulative effect	$(2,180)	553	$(3.94)	$1,075	538	$2.00	$1,184	555	$2.13
Effect of dilutive securities:
Stock based awards		-	-		2	(.01)		2	(.01)
Convertible preferred stock (a) (b)	-	-	-	-	-	-	-	-	-
Income (loss) plus assumed conversions before cumulative effect	(2,180)	553	(3.94)	1,076	540	$1.99	1,184	557	2.12
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	-	4	-	.01
Net income (loss) available to common shareholders plus assumed conversions	$(2,180)	553	$(3.94)	$1,076	540	$1.99	$1,188	557	$2.13
(a)	The effect of dilutive securities on the dividends on preferred stock for year ended December 31, 2008 was included in the calculation of net income available to common shareholders, however, it was excluded from assumed conversions because the effect would be anti-dilutive.
(b)	The additive effect to income from dividends on convertible preferred stock is $.580 million and the average share dilutive effect from convertible preferred stock is ..308 million shares for the years ended December 31, 2007 and 2006.

Due to the net loss for the year ended December 31, 2008, the diluted earnings per share calculation excludes all common stock equivalents, including 43 million stock options and stock appreciation rights, 6 million shares of restricted stock, 96 million common shares from convertible preferred stock and 44 million shares under warrants related to the CPP as their inclusion would have been anti-dilutive to earnings per share.

At December 31, 2007 and 2006, there were 36.2 million and 33.1 million shares outstanding, respectively, that were not included in the computation of net income per diluted share. The outstanding shares consist of options and stock appreciation rights that had not yet been exercised, and unvested restricted stock. The options and stock appreciation rights are excluded from the computation of net income per diluted shares because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Restricted shares are excluded from the calculation until vested.

During the first quarter of 2006, the Bancorp recognized a benefit for the cumulative effect of change in accounting principle of $4 million, net of $2 million of tax, related to the adoption of SFAS No. 123(R). The benefit recognized relates to the Bancorp’s estimate of forfeiture experience to be realized for all unvested stock-based awards outstanding.

92	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Bancorp adopted SFAS No. 157, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

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

	Fair Value Measurements Using
As of December 31, 2008 ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Available-for-sale securities (a)	$634	11,151	146(f)	$11,931
Trading securities	1	1,190	-	1,191
Loans held for sale (b)	-	881	-	881
Residential mortgage loans (c)	-	-	7	7
Other assets (d)	6	3,189	30	3,225
Total assets	$641	16,411	183	$17,235
Liabilities:
Other liabilities (e)	$30	2,013	6	$2,049
Total liabilities	$30	2,013	6	$2,049
(a)	Excludes FHLB and FRB restricted stock totaling $545 million and $252 million, respectively, which are carried at par.
(b)	Includes residential mortgage loans held for sale.
(c)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(d)	Includes derivatives with a positive fair value.
(e)	Includes derivatives with a negative fair value and short positions.
(f)	See Note 10 for a sensitivity analysis on residual interests from securitizations of automobile loans.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, asset-backed securities and VRDNs. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 consist primarily of residual interests in securitizations of automobile loans. These residual interests are valued using discounted cash flow models that integrate significant unobservable inputs, including discount rates, prepayment speeds, and loss rates which are estimated based on actual performance of similar loans transferred in previous securitizations. Refer to Note 10 for further information on residual interests.

Fifth Third Bancorp	93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residential mortgage loans held for sale

For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain assets, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. Residential mortgage loans held for sale are classified within Level 2 of the valuation hierarchy. For residential mortgage loans reclassified from held for sale to held for investment, the fair value estimation is based primarily on the underlying collateral values. Therefore, these loans are classified within Level 3 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters. The majority of the Bancorp’s derivative positions are valued utilizing models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2008, derivatives classified as Level 3 consisted primarily of interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process. The net fair value of the interest rate lock commitments was $22 million at December 31, 2008. At December 31, 2008, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of approximately $12 million and $20 million, respectively. Immediate increases of current interest rates of 25bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of approximately $16 million and $37 million, respectively. The change in fair value of interest rate lock commitments at December 31, 2008 due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $4 million respectively, and due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following table is a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
($ in millions)	Available-for- Sale Securities	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$10	-	(4)	$6
Total gains or losses (realized/unrealized):
Included in earnings	(15)	(1)	54	38
Included in other comprehensive income	1	-	-	1
Purchases, sales, issuances and settlements, net	150	-	(26)	124
Transfers in and/or out of Level 3 (b)	-	8	-	8
Ending balance	$146	7	24	$177
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008 (c)	($15)	(1)	27	$11
(a)

Net derivatives include derivative assets and liabilities of $30 million and $6 million, respectively, at December 31, 2008, and derivative assets and liabilities of $9 million and $13 million, respectively, at January 1, 2008.

(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for the year ended December 31, 2008 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income as follows:

($ in millions)	Gains (Losses)
Interest income	$7
Corporate banking revenue	(4)
Mortgage banking net revenue	53
Other noninterest income	5
Securities losses, net	(23)
Total gains	$38

The total gains and losses included in earnings for the year ended December 31, 2008 attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2008 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	Gains (Losses)
Interest income	$7
Corporate banking revenue	1
Mortgage banking net revenue	21
Other noninterest income	5
Securities losses, net	(23)
Total gains	$11

94	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

	Fair Value Measurements Using				Total Losses
($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Year Ended December 31, 2008
Loans held for sale	$90	-	383	$473	$(523)
Commercial loans	-	-	512	512	(298)
Commercial mortgage loans	-	-	461	461	(186)
Commercial construction loans	-	-	743	743	(274)
Servicing rights	-	-	496	496	(207)
Total	$90	-	2,595	$2,685	$(1,488)

During the fourth quarter of 2008, the Bancorp transferred certain commercial, commercial mortgage and commercial construction loans from the portfolio to loans held for sale. The Bancorp recognized losses from fair value adjustments of approximately $523 million on these commercial loans at the time of their reclassification to loans held for sale. For $90 million of the loans, the fair value was based on executable broker quotes from active market participants comparable to the executed bids for similar loans sold by the Bancorp during the fourth quarter of 2008. Therefore, these loans were classified within Level 1 of the valuation hierarchy. For $383 million of the loans, the fair value was based on appraisals of the underlying collateral value. Therefore, these loans were classified within Level 3 of the valuation hierarchy.

During 2008, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent commercial, commercial mortgage and commercial construction loans measured for impairment in accordance with SFAS No. 114. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During 2008, the Bancorp recognized temporary impairment of $207 million in certain classes of the mortgage servicing rights portfolio in which the carrying value of the MSRs was written down to their fair value as of December 31, 2008. MSRs do not currently trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within

Level 3 of the valuation hierarchy. Refer to Note 10 for further information on the Bancorp’s mortgage servicing rights.

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

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value in accordance with SFAS No. 159. Residential loans with a fair value of $7 million at December 31, 2008, including fair value losses of $1 million, were transferred to the Bancorp’s portfolio during 2008.

Fair value changes included in earnings for instruments for which the fair value option was elected included gains of $13 million for the year ended December 31, 2008 and are reported as mortgage banking net revenue in the Consolidated Statements of Income.

Losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans reclassified from held for sale to held for investment were $1 million for the year ended December 31, 2008. Instrument-specific credit risk for residential mortgage loans held for sale measured at fair value are immaterial to the Bancorp’s Consolidated Financial Statements due to the short time period between the origination and sale of the loans. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

Fifth Third Bancorp	95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value as of December 31, 2008.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$888	848	$40
Past due loans of 90 days or more	2	3	(1)
Nonaccrual loans	-	-	-

Financial Instruments Pertaining to SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”

The following table summarizes carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments recorded at fair value on a recurring basis at December 31:

	2008		2007
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,739	2,739	2,660	2,660
Other securities (a)	797	797	722	722
Held-to-maturity securities	360	360	355	355
Other short-term investments	3,578	3,578	620	620
Loans held for sale (b)	571	571	4,329	4,371
Portfolio loans and leases, net (b)	81,349	74,234	79,316	79,600
Financial liabilities:
Deposits	78,613	79,145	75,445	75,512
Federal funds purchased	287	287	4,427	4,427
Other short-term borrowings	9,959	9,969	4,747	4,747
Long-term debt	13,585	11,022	12,857	13,298
(a)	Includes FHLB and FRB restricted stock.
(b)	Excludes residential mortgage loans measured at fair value on a recurring basis in accordance with SFAS No. 159 at December 31, 2008.

Short-term financial assets, other securities and liabilities

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, FHLB and FRB restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market and foreign office deposits), and federal funds purchased. Fair values for other time deposits, certificates of deposit $100,000 and over, and other short-term borrowings were estimated using a discounted cash flow calculation that applied prevailing LIBOR/swap interest rates for the same maturities.

Held-to-maturity securities

The Bancorp’s held-to-maturity securities are primarily composed of instruments that provide income tax credits as the economic return on the investment. The fair value of these instruments is estimated based on current U.S. Treasury tax credit rates.

Loans held for sale

Fair values for commercial loans held for sale were valued based on executable broker quotes when available, or on the fair value of the underlying collateral. Based upon the timing of the transfer of the commercial loans to held for sale, current carrying values approximate fair value as of December 31, 2008. Fair values for other consumer loans held for sale are based on contractual values upon which the loans may be sold to a third party, and approximate their carrying value as of December 31, 2008 and 2007.

Portfolio loans and leases, net

Fair values were estimated by discounting future cash flows using the current market rates as similar loans would be made to borrowers for the same remaining maturities.

Long-term debt

Fair value of long-term debt was based on quoted market prices, when available, or a discounted cash flow calculation using LIBOR/swap interest rates and, in some cases, a spread for new issues for borrowings of similar terms.

96	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. CERTAIN REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. During 2008, the amount of dividends the bank subsidiaries could pay to the Bancorp without prior approval of regulatory agencies was limited to their 2008 eligible net profits, as defined, and the adjusted retained 2007 and 2006 net income of those subsidiaries.

The Bancorp’s subsidiary banks must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and noninterest-bearing cash balances on reserve with a Federal Reserve Bank. In 2008 and 2007, the subsidiary banks were required to maintain average cash reserve balances of $403 million and $330 million, respectively.

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

Tier I capital consists principally of shareholders’ equity including Tier I qualifying trust preferred securities or notes payable pertaining to unconsolidated special purpose entities that issue trust preferred securities. It excludes unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, less goodwill and certain other intangibles.

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

Both the FRB and the OCC have issued regulations regarding the capital adequacy of subsidiary banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10% or more, a Tier I capital ratio of 6% or more, a Tier I leverage ratio of 5% or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the Federal Deposit Insurance Act. The Bancorp and each of its subsidiary banks had Tier I, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2008 and 2007. As of December 31, 2008, the most recent notification from the FRB categorized the Bancorp and each of its subsidiary banks as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s subsidiary banks must, among other things, maintain “well-capitalized” capital ratios.

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

	2008		2007
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	$16,646	14.78%	$11,733	10.16%
Fifth Third Bank (Ohio)	6,444	10.92	6,058	10.39
Fifth Third Bank (Michigan)	6,664	12.95	5,787	10.13
Fifth Third Bank, N.A.	948	17.59	519	21.76
Tier I capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	11,924	10.59	8,924	7.72
Fifth Third Bank (Ohio)	4,799	8.13	4,744	8.13
Fifth Third Bank (Michigan)	5,692	11.06	5,191	9.09
Fifth Third Bank, N.A.	880	16.33	503	21.07
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	11,924	10.27	8,924	8.50
Fifth Third Bank (Ohio)	4,799	7.03	4,744	8.11
Fifth Third Bank (Michigan)	5,692	10.45	5,191	10.55
Fifth Third Bank, N.A.	880	14.11	503	25.59

Fifth Third Bancorp	97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. PARENT COMPANY FINANCIAL STATEMENTS

($ in millions)
Condensed Statements of Income (Parent Company Only)
For the years ended December 31	2008	2007	2006
Income
Dividends from subsidiaries	$-	900	605
Interest on loans to subsidiaries	80	75	46
Other	-	9	2
Total income	80	984	653
Expenses
Interest	293	162	120
Goodwill impairment	57	-	-
Other	24	80	22
Total expenses	374	242	142
Income (Loss) Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	(294)	742	511
Applicable income tax (benefit) expense	84	(58)	(35)
Income (Loss) Before Change in Undistributed Earnings of Subsidiaries	(210)	800	546
(Decrease) increase in undistributed earnings of subsidiaries	(1,903)	276	642
Net Income (Loss)	($2,113)	1,076	1,188
Condensed Balance Sheets (Parent Company Only)
As of December 31		2008	2007
Assets
Cash		$61	115
Short-term investments		3,508	1,085
Loans to subsidiaries		1,243	1,201
Investment in subsidiaries		13,453	11,991
Goodwill		80	137
Other assets		959	188
Total Assets		$19,304	14,717
Liabilities
Commercial paper and other short-term borrowings		$783	20
Accrued expenses and other liabilities		119	320
Long-term debt		6,325	5,216
Total Liabilities		7,227	5,556
Shareholders’ Equity		12,077	9,161
Total Liabilities and Shareholders’ Equity		$19,304	14,717

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31	2008	2007	2006
Operating Activities
Net income (loss)	($2,113)	1,076	1,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	11	(7)	1
Increase in other assets	(85)	(98)	(1)
Increase in accrued expenses and other liabilities	40	132	17
Decrease (increase) in undistributed earnings of subsidiaries	1,903	(276)	(642)
Goodwill impairment	57	-	-
Other, net	(5)	46	(14)
Net Cash (Used in) Provided by Operating Activities	(192)	873	549
Investing Activities
Increase in short-term investments	(2,423)	(304)	(544)
Capital contribution to subsidiaries	(2,000)	-	(25)
Decrease in held-to-maturity and available-for-sale securities	-	6	-
(Increase) decrease in loans to subsidiaries	(42)	(565)	(107)
Net cash paid in business combinations	(328)	-	-
Net Cash Used in Investing Activities	(4,793)	(863)	(676)
Financing Activities
Increase in other short-term borrowings	763	13	5
Proceeds from issuance of long-term debt	2,126	2,135	748
Repayment of long-term debt	(1,714)	(209)	(13)
Payment of cash dividends	(687)	(898)	(867)
Issuance of preferred stock, series F, G	4,480	-	-
Exercise of stock-based awards	4	50	43
Retirement of preferred shares, series D, E	(9)	-	-
Dividends on redemption of preferred shares, series D, E	(19)	-	-
Purchases of treasury stock	-	(1,084)	(82)
Other, net	(13)	(30)	(8)
Net Cash Provided by (Used in) Financing Activities	4,931	(23)	(174)
Decrease in Cash	(54)	(13)	(301)
Cash at Beginning of Year	115	128	429
Cash at End of Year	$61	115	128

98	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. SEGMENTS

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

The Bancorp manages interest rate risk centrally at the corporate level by employing an FTP methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the LIBOR swap curve. Matching duration allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the

Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

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

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate	Eliminations		Total
2008
Net interest income (a)	$1,645	1,662	497	7	183	(458)	-		3,536
Provision for loan and lease losses	1,864	352	425	16	49	1,854	-		4,560
Net interest income (loss) after provision for loan and lease losses	(219)	1,310	72	(9)	134	(2,312)	-		(1,024)
Noninterest income:
Electronic payment processing	(2)	189	-	796	2	(7)	(66	)(b)	912
Service charges on deposits	186	447	-	1	9	(2)	-		641
Corporate banking revenue	414	12	-	-	18	-	-		444
Investment advisory revenue	5	84	-	-	354	(6)	(84	)(c)	353
Mortgage banking net revenue	-	13	184	-	1	1	-		199
Other noninterest income	52	67	38	46	2	158	-		363
Securities gains (losses), net	-	-	124	-	-	(90)	-		34
Total noninterest income	655	812	346	843	386	54	(150)		2,946
Noninterest expense:
Salaries, wages and incentives	253	409	108	67	133	367	-		1,337
Employee benefits	46	108	26	13	26	59	-		278
Net occupancy expense	17	159	8	4	10	102	-		300
Payment processing expense	1	6	-	265	-	2	-		274
Technology and communications	(2)	16	2	42	2	131	-		191
Equipment expense	4	44	1	2	1	78	-		130
Goodwill impairment	750	-	215	-	-	-	-		965
Other noninterest expense	599	503	224	161	204	(452)	(150)		1,089
Total noninterest expense	1,668	1,245	584	554	376	287	(150)		4,564
Income (loss) before income taxes	(1,232)	877	(166)	280	144	(2,545)	-		(2,642)
Applicable income tax expense (benefit) (a)	(535)	309	(58)	98	51	(394)	-		(529)
Net income (loss)	(697)	568	(108)	182	93	(2,151)	-		(2,113)
Dividends on preferred stock	-	-	-	-	-	67	-		67
Net income (loss) available to common shareholders	$(697)	568	(108)	182	93	(2,218)	-		(2,180)
Average assets	$47,849	46,178	23,039	968	5,496	(9,234)	-		114,296
(a)	Includes taxable-equivalent adjustments of $22 million.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate	Eliminations	Total
Net interest income (a)	$1,311	1,464	404	(6)	153	(293)	-	3,033
Provision for loan and lease losses	127	162	149	11	12	167	-	628
Net interest income after provision for loan and lease losses	1,184	1,302	255	(17)	141	(460)	-	2,405
Noninterest income:
Electronic payment processing	(6)	174	-	700	1	-	(43)(b)	826
Service charges on deposits	154	421	-	(1)	7	(2)	-	579
Corporate banking revenue	341	13	-	3	10	-	-	367
Investment advisory revenue	3	90	-	-	386	(5)	(92)(c)	382
Mortgage banking net revenue	-	7	122	-	2	2	-	133
Other noninterest income	66	73	69	41	1	(97)	-	153
Securities gains (losses), net	-	-	6	-	-	21	-	27
Total noninterest income	558	778	197	743	407	(81)	(135)	2,467
Noninterest expense:
Salaries, wages and incentives	220	379	48	62	140	390	-	1,239
Employee benefits	44	100	26	13	27	68	-	278
Net occupancy expense	15	136	8	4	10	96	-	269
Payment processing expense	-	6	-	237	-	1	-	244
Technology and communications	4	14	2	31	2	116	-	169
Equipment expense	3	37	1	4	1	77	-	123
Other noninterest expense	514	450	167	123	215	(345)	(135)	989
Total noninterest expense	800	1,122	252	474	395	403	(135)	3,311
Income before income taxes	942	958	200	252	153	(944)	-	1,561
Applicable income tax expense (benefit) (a)	244	338	70	89	54	(310)	-	485
Net income	698	620	130	163	99	(634)	-	1,076
Dividends on preferred stock	-	-	-	-	-	1	-	1
Net income available to common shareholders	$698	620	130	163	99	(635)	-	1,075
Average assets	$38,800	44,925	23,713	1,068	5,891	(11,920)	-	102,477
(a)	Includes taxable-equivalent adjustments of $24 million.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

2006 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate	Eliminations	Total
Net interest income (a)	$1,318	1,300	409	(3)	138	(263)	-	2,899
Provision for loan and lease losses	99	108	94	9	4	29	-	343
Net interest income after provision for loan and lease losses	1,219	1,192	315	(12)	134	(292)	-	2,556
Noninterest income:
Electronic payment processing	(5)	159	-	601	1	(1)	(38)(b)	717
Service charges on deposits	146	365	-	(1)	7	-	-	517
Corporate banking revenue	292	15	-	1	7	3	-	318
Investment advisory revenue	3	87	-	-	367	(3)	(87)(c)	367
Mortgage banking net revenue	-	5	148	-	2	-	-	155
Other noninterest income	40	80	76	35	2	66	-	299
Securities gains (losses), net	-	-	-	(1)	-	(363)	-	(364)
Securities gains, net – non qualifying hedges on mortgage servicing rights	-	-	3	-	-	-	-	3
Total noninterest income	476	711	227	635	386	(298)	(125)	2,012
Noninterest expense:
Salaries, wages and incentives	201	355	57	57	143	361	-	1,174
Employee benefits	44	100	30	13	29	76	-	292
Net occupancy expense	14	121	7	3	10	90	-	245
Payment processing expense	-	15	-	169	-	-	-	184
Technology and communications	-	13	2	32	2	92	-	141
Equipment expense	2	32	1	4	1	76	-	116
Other noninterest expense	467	398	167	130	196	(470)	(125)	763
Total noninterest expense	728	1,034	264	408	381	225	(125)	2,915
Income before income taxes and cumulative effect	967	869	278	215	139	(815)	-	1,653
Applicable income tax expense (benefit) (a)	274	306	98	76	49	(334)	-	469
Income before cumulative effect	693	563	180	139	90	(481)	-	1,184
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	4	-	4
Net income	693	563	180	139	90	(477)	-	1,188
Dividends on preferred stock (d)	-	-	-	-	-	-	-	-
Net income available to common shareholders	$693	563	180	139	90	(477)	-	1,188
Average assets	$35,141	43,426	22,137	586	5,463	(1,515)	-	105,238
(a)	Includes taxable-equivalent adjustments of $26 million.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(d)	Dividends on preferred stock were $.740 million.

100	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 001-33653

FIFTH THIRD BANCORP Incorporated in the State of Ohio I.R.S. Employer Identification No. 31-0854434 Address: 38 Fountain Square Plaza Cincinnati, Ohio 45263 Telephone: (513) 534-5300

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
Common Stock , Without Par Value	The NASDAQ Stock Market LLC
8.5% Non-Cumulative Series G Convertible Perpetual Preferred Stock	The NASDAQ Stock Market LLC
7.25% Trust Preferred Securities of Fifth Third Capital Trust V	New York Stock Exchange
7.25% Trust Preferred Securities of Fifth Third Capital Trust VI	New York Stock Exchange
8.875% Trust Preferred Securities of Fifth Third Capital Trust VII	New York Stock Exchange

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

Large accelerated filer ☒

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 577,364,046 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2009. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $5,093,484,456 as of June 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2008 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2008. No other information contained in this 2008 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	15-16, 102-106
	Employees	28
	Segment Information	30-34, 99-100
	Average Balance Sheets	25
	Analysis of Net Interest Income and Net Interest Income Changes	24-26
	Investment Securities Portfolio	38-39, 67-68
	Loan and Lease Portfolio	37, 68-69
	Risk Elements of Loan and Lease Portfolio	41-48
	Deposits	39-40
	Return on Equity and Assets	14
	Short-term Borrowings	40, 79
Item 1A.	Risk Factors	20-23
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	106-107
Item 3.	Legal Proceedings	83-84
Item 4.	Submission of Matters to a Vote of Security Holders	107
	Executive Officers of the Bancorp	107
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	108
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-53
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41-51
Item 8.	Financial Statements and Supplementary Data	56-100
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	110
Item 11.	Executive Compensation	110
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87-88, 110
Item 13.	Certain Relationships and Related Transactions, and Director Independence	110
Item 14.	Principal Accounting Fees and Services	110
PART IV
Item 15.	Exhibits, Financial Statement Schedules	110-113
SIGNATURES		114

AVAILABILITY OF FINANCIAL INFORMATION

The Bancorp files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read

Fifth Third Bancorp	101

ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

General Information

Fifth Third Bancorp, an Ohio corporation organized in 1975, is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Each of the banking subsidiaries has deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of all the subsidiaries of the Bancorp.

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

The Bancorp is subject to regulation and supervision by the FRB and the Ohio Division of Financial Institutions (the “Division). The Bancorp is required to file various reports with, and is subject to examination by, the FRB and the Division. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the Bank Holding Company Act (BHCA) or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

The Gramm-Leach-Bliley Act of 1999 (GLBA) permits a qualifying bank holding company to become a financial holding company (FHC) and thereby to engage directly or indirectly in a broader range of activities than had previously been permitted for a bank holding company under the BHCA. Permitted activities include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is

102	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A bank holding company may elect to become a FHC if each of its subsidiary banks is “well capitalized,” is “well managed” and has at least a “Satisfactory” rating under the Federal Community Reinvestment Act (CRA). In 2000, the Bancorp elected and qualified for FHC status under the GLBA.

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

Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act (FDIA), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

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

The Bancorp’s national subsidiary bank, Fifth Third Bank, N.A. is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the FRB and the FDIC, which insures the deposits to the maximum extent permitted by law. The federal laws and regulations that are applicable to national banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans.

In 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law (FDIRA). Pursuant to the FDIRA, the Bank Insurance Fund and Savings Association Fund were merged to create the Deposit Insurance Fund. The FDIC was granted broader authority in adjusting deposit insurance premium rates and more flexibility in establishing the designated reserve ratio. FDIRA provided assessment credits to insured depository institutions that could be used to offset 100% of insurance premiums in 2007 and 90% of premiums in 2008-2010 or until they are fully exhausted. Insured depository institutions are placed into one of four risk categories under FDIRA, with the vast majority qualifying for Risk Category I. Risk Category I institutions insurance premiums are based upon CAMELS ratings, long-term debt issuer ratings (if applicable) and various financial ratios derived from the Consolidated Report of Condition and Income (Call Report). In 2008, the FDIC set the Deposit Insurance Fund’s designated reserve ratio at 1.25%. Due to recent bank failures, on December 16, 2008, the FDIC adopted a final rule increasing its risk based deposit insurance assessment scale uniformly by seven (7) basis points for the first quarter of 2009. The assessment scale for the first quarter of 2009 for Risk Category I will range from 12 to 14 basis points. The FDIC has proposed to make, beginning in the second quarter of 2009, further risk based changes to its deposit insurance assessment system. The Bancorp fully exhausted its assessment credits in the second quarter of 2008.

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

Fifth Third Bancorp	103

ANNUAL REPORT ON FORM 10-K

inhibit such institution or its holding company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the GLBA and acquisitions of other financial institutions, or, as discussed above, require divestitures. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Fifth Third Bank, Fifth Third Bank (Michigan) and Fifth Third Bank, N.A. all received a “Satisfactory” CRA rating. Because the Bancorp is an FHC, with limited exceptions, the Bancorp may not commence any new financial activities or acquire control of any companies engaged in financial activities in reliance on the GLBA if any of the subsidiary banks receives a CRA rating of less than “Satisfactory.”

The FRB has established capital guidelines for financial holding companies. The FRB and the OCC have also issued regulations establishing capital requirements for banks. Failure to meet capital requirements could subject the Bancorp and its subsidiary banks to a variety of restrictions and enforcement actions. In addition, as discussed previously, each of the Bancorp’s subsidiary banks must remain well capitalized for the Bancorp to retain its status as a financial holding company. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published its new capital guidelines (Basel II) governing the capital adequacy of large, internationally active banking organizations (core” banking organizations with at least $250 billion in total assets or at least $10 billion in foreign exposure). The final rule to implement the advanced approaches of Basel II for core banking organizations became effective on April 1, 2008. Under Basel II, after a transition period, core banking organizations are required to enhance the measurement and management of their risks, including credit risk and operational risk, through the use of advanced approaches for calculating risk-based capital requirements. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them.

In July 2008, the federal banking agencies issued a proposed rule that would give all non-core banking organizations, which are not required to adopt Basel II’s advance approaches, such as Bancorp, with the option to adopt a new risk-based framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. The proposed rule, if adopted, will replace the earlier proposal to adopt the so-called Basel IA option. Until such time as the new rules for non-core banking organizations are adopted, Bancorp is unable to predict whether it will adopt a standardized approach under Basel II.

The FRB, FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors (the “Board).

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bancorp and its subsidiaries, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bancorp’s Board has approved policies and procedures that are believed to be compliant with the Patriot Act.

Certain mutual fund and unit investment trust custody and administrative clients are regulated as “investment companies” as that term is defined under the Investment Company Act of 1940, as amended (the “ICA), and are subject to various examination and reporting requirements. The provisions of the ICA and the regulations promulgated thereunder prescribe the type of institution that may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. As a custodian for a number of investment company clients, these regulations require, among other things, that certain minimum aggregate capital, surplus and undivided profit levels are maintained by the subsidiary banks. Additionally, arrangements with clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. Future legislative and regulatory changes in the existing laws and regulations governing custody of investment company assets, particularly with respect to custodian qualifications, may have a material and adverse impact on the Bancorp. Currently, management believes the Bancorp is in compliance with all minimum capital and securities depository requirements. Further, the Bancorp is not aware of any proposed or pending regulatory developments, which, if approved, would adversely affect its ability to act as custodian to an investment company.

Investment companies are also subject to extensive record keeping and reporting requirements. These requirements dictate the type, volume and duration of the record keeping the

104	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

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

The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer.” The GLBA also required that there be certain transactional activities that would not be “brokerage” activities, which banks could effect without having to register as a broker. In September 2007, the FRB and SEC approved Regulation R to govern bank securities activities. Various exemptions permit banks to conduct activities that would otherwise constitute brokerage activities under the securities laws. Those exemptions include conducting brokerage activities related to trust, fiduciary and similar services, certain services and also conducting a de minimis number of riskless principal transactions, certain asset-backed transactions and certain securities lending transactions. The Bancorp only conducts non-exempt brokerage activities through its affiliated registered broker-dealer.

The Sarbanes-Oxley Act of 2002, (Sarbanes-Oxley) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Bancorp’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) requirements that management assess the effectiveness of internal control over financial reporting and the Bancorp’s Independent Registered Public Accounting Firm attest to the assessment; and (xii) a range of enhanced penalties for fraud and other violations.

Additional information regarding regulatory matters is included in Note 26 of the Notes to Consolidated Financial Statements.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, in response to the recent stresses experienced in the financial markets, the Emergency Economic Stabilization Act (EESA) was enacted. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability.

Capital Purchase Program

Pursuant to its authority under EESA, the Treasury Department created the TARP Capital Purchase Program (CPP) under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to

Fifth Third Bancorp	105

ANNUAL REPORT ON FORM 10-K

comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the average closing price of the common stock for the 20 trading days prior to the date of the Treasury’s approval. Treasury may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. Treasury will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

On December 31, 2008, Bancorp entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, the “Purchase Agreement) with Treasury pursuant to which the Company issued and sold to Treasury for an aggregate purchase price of approximately $3.4 billion in cash: (i) 136,320 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, having a liquidation preference of $25,000 per share (the “Series F Preferred Stock), and (ii) a ten-year warrant to purchase up to 43,617,747 shares of the Company’s common stock, no par value per share, at an initial exercise price of $11.72 per share.

In the Purchase Agreement, the Bancorp agreed that, until such time as Treasury ceases to own any debt or equity securities of the Bancorp acquired pursuant to the Purchase Agreement, the Bancorp will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series F Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA.

Importantly, the CPP may be unilaterally amended by the Treasury. There have also been indications that new obligations, such as a requirement to establish a foreclosure relief program and/or increase lending levels, may be imposed on CPP participants. Accordingly, the Company may be subject to further restrictions or obligations as a result of its participation in the CPP.

TLG Program

Pursuant to EESA, on November 21, 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guaranty Program (TLGP). Included within the TLGP was the Transaction Account Guarantee Program in which the FDIC will provide full FDIC deposit insurance coverage for all non-interest-bearing transaction accounts through December 31, 2009. Coverage under the Transaction Account Guarantee Program was available for the first 30 days without charge. Thereafter, the fee assessment for deposit insurance coverage is assessed on a quarterly basis at an annualized 10 basis points per quarter on amounts in covered accounts exceeding $250,000. Pursuant to the Financial Stability Plan, discussed below, the TLG Program was extended to October 31, 2009. On December 5, 2008, the Company elected to participate in the Transaction Account Guarantee Program.

Recent Developments

On February 10, 2009, the banking agencies issued a joint statement announcing the framework for a new Financial Stability Plan (FSP). The core plan elements of the FSP, which is intended to replace the TARP, include the Financial Stability Trust Program (FSTP), the Public-Private Investment Fund (PPIF) and the Consumer and Business Lending Initiative (CBLI).

Under the FSTP, financial institutions that desire to seek capital support from Treasury must pass a comprehensive “stress test” to determine whether they have sufficient capital to continue lending and absorb potential losses that could result from a more severe decline in the economy than projected. The FSTP also includes a new Capital Assistance Program (CAP) designed to serve as a “capital buffer” to help absorb losses and serve as a bridge to receiving private capital. The CAP investments are separate from and in addition to any capital a banking organization may have received under the CPP.

The PPIF is a fund that will combine a mix of government and private capital with financing supported by the Federal Reserve and the FDIC to acquire real estate related “legacy” assets. The PPIF is designed to enable the selling institutions to “cleanse” their balance sheets. Prices of the assets will be set by negotiations between private buyers and the selling institutions.

The CBLI will dramatically increase the size of the Term Asset-Backed Securities Lending Facility (TALF) program previously announced but not yet put in operation by the Federal Reserve. Under the TALF as previously proposed, Treasury and the Federal Reserve would provide up to $200 million of secured, non-recourse financing to holders of certain asst-back securities, with Treasury seeding the facility with $20 billion of TARP funding and the Federal Reserve providing the remaining $180 billion. Under the CBLI, Treasury and the Federal Reserve have agreed to increase the size of the TALF from $200 billion to as much as $1 trillion and to expand the eligible asset classes.

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

106	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

At December 31, 2008, the Bancorp, through its banking and non-banking subsidiaries, operated 1,307 banking centers, of which 895 were owned, 278 were leased and 134 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, Pennsylvania, Missouri, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

On December 29, 2008, the Bancorp held a Special Meeting of Shareholders for which the Board of Directors solicited proxies. At the Special Meeting of Shareholders, the shareholders voted on the following proposals stated in the Proxy Statement dated December 8, 2008, which is incorporated by reference herein.

The proposals voted on and approved or rejected by the shareholders at the Special Meeting of Shareholders were as follows:

1.

Approval of the proposal to amend the Articles of Incorporation to revise the express terms of the authorized unissued shares of preferred stock to allow for limited voting rights for a new series of preferred stock and proposed amendments to the Code of Regulations to revise the express terms related to the removal of directors and the filling of director vacancies by a vote from common shareholders of 412,727,093 for, 7,558,843 against, and 2,008,371 abstain and from Series G preferred shareholders of 32,593 for, 2 against, and 1,324 abstain.

2.

Approval of the proposal to amend the Articles of Incorporation to revise the express terms of the issued and outstanding shares of Series G preferred stock to provide those shares with similar voting rights as proposed under Proposal 1 by a vote from common shareholders of 410,076,326 for, 10,144,168 against, and 2,073,813 abstain and from Series G preferred shareholders of 32,593 for, 2 against, and 1,324 abstain.

3.

Rejection of the proposal to provide Fifth Third Bancorp with the ability to assign voting rights and other terms to unissued or treasury shares of preferred stock by a vote from common shareholders of 349,954,861 for, 70,246,781 against, and 2,092,663 abstain and from Series G preferred shareholders of 31,846 for, 749 against, and 1,324 abstain.

4.

Approval of the proposal to approve a mechanism to adjourn the Special Meeting of Shareholders to solicit additional shares for the passage of the foregoing propositions if necessary by a vote from common shareholders of 383,040,122 for, 35,458,722 against, and 3,794,712 abstain and from Series G preferred shareholders of 31,920 for, 236 against, and 1,762 abstain.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 27, 2009 are listed below along with their business experience during the past 5 years:

Kevin T. Kabat, 52. Chairman, President and Chief Executive Officer of the Bancorp since June 2008, June 2006 and April

2007, respectively. Previously, Mr. Kabat was Executive Vice President of the Bancorp since December 2003. Prior to that he was President and CEO of Fifth Third Bank (Michigan) since April 2001.

Greg D. Carmichael, 47. Executive Vice President and Chief Operating Officer of the Bancorp since June 2006. Prior to that he was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003. Previously, Mr. Carmichael was the Chief Information Officer of Emerson Electric Company.

Charles D. Drucker, 45. Executive Vice President of the Bancorp since June 2005 and President of Fifth Third Processing Solutions since July 2004. Previously, Mr. Drucker was Executive Vice President and Chief Operating Officer of STAR ® Debit Services, a division of First Data Corporation.

Ross J. Kari, 50. Executive Vice President and Chief Financial Officer of the Bancorp since November 2008. Previously, Mr. Kari was CFO of Safeco Corp. since June 2006. Prior to that, Mr. Kari was the Chief Operating Officer and Executive Vice President of Federal Home Loan Bank of San Francisco since March 2002.

Bruce K. Lee, 48. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Lee was President and CEO of Fifth Third Bank (Northwestern Ohio) since July 2002 and Executive Vice President, Commercial Banking Division, Fifth Third Bank (Northwestern Ohio) since March 2001.

Nancy R. Phillips, 41. Executive Vice President and Chief Human Resources Officer of the Bancorp since April 2008. Previously, Ms. Phillips was senior Human Resources Director for VetcoGray, General Electric Oil and Gas, since 2007. Prior to that Ms. Phillips served as senior Human Resources Director for GE Security, Homeland Protection since 2004.

Daniel T. Poston, 50. Executive Vice President of the Bancorp since June 2003, and Controller of the Bancorp and Fifth Third Bank since July 2007. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from May 2008 to November 2008. Formerly, Mr. Poston was the Auditor of the Bancorp since October 2001 and was Senior Vice President of the Bancorp and Fifth Third Bank since January 2002.

Paul L. Reynolds, 47. Executive Vice President, Secretary and General Counsel of the Bancorp since September 1999, January 2002 and January 2002, respectively.

Mahesh Sankaran, 46. Senior Vice President and Treasurer of the Bancorp since June 2006. Previously, Mr. Sankaran was Treasurer for Huntington Bancshares Incorporated since February 2005. Prior to that Mr. Sankaran was Treasurer for Compass Bankshares, Inc.

Robert A. Sullivan, 54. Senior Executive Vice President of the Bancorp since December 2002. Previously, Mr. Sullivan was President and CEO of Fifth Third Bank (Northwestern Ohio) since March 9, 2001.

Mary E. Tuuk, 44. Executive Vice President and Chief Risk Officer of the Bancorp since June 2007. Previously, Ms. Tuuk was Senior Vice President of Fifth Third Bancorp since 2003 and Senior Vice President of Fifth Third Bank (Western Michigan) since April 2001.

Terry E. Zink, 57. Executive Vice President of the Bancorp since March 2007 and President and CEO of Fifth Third Bank (Chicago) since January 2005. Previously Mr. Zink was the Executive Vice President/Region President of Wells Fargo Bank, Nebraska.

Fifth Third Bancorp	107

ANNUAL REPORT ON FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is included in the Corporate Information found on the inside of the back cover and in the discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 26 of the

Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2008, the Bancorp had approximately 60,025 shareholders of record.

Issuer Purchases of Equity Securities
Period	Shares Purchased (a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs
October 2008	25,394	$-	-	19,201,518
November 2008	7,526	-	-	19,201,518
December 2008	40	-	-	19,201,518
Total	32,960	$-	-	19,201,518

(a) The Bancorp repurchased 25,394, 7,526 and 40 shares during October, November and December of 2008 in connection with various employee compensation plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

108	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2004 through 2008, and 1999 through 2008, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

Fifth Third Bancorp	109

ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS” and “COMPENSATION DISCUSSION AND ANALYSIS” of the Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 20 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” of the Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages
Report of Independent Registered Public Accounting Firm	55
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	56-59
Notes to Consolidated Financial Statements	60-100

The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the notes thereto.

The following lists the Exhibits to the Annual Report on Form 10-K.

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended.
3.2	Code of Regulations of Fifth Third Bancorp, as amended.
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

4.13	Amended and Restated Declaration of Trust dated as of March 30, 2007 of Fifth Third Capital Trust IV among Fifth Third Bancorp, as

110	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

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

4.36

Global security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008. (1)

4.37

Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

4.38

Global security dated as of April 30, 2008 representing Fifth Third Bancorp’s $500,000,000 6.25% Senior Notes due 2013. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008. (2)

4.39

Fourth Supplemental Indenture dated as of May 6, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.40

$400,010,000.00 8.875% Junior Subordinated Note dated as of May 6, 2008 of Fifth Third Bancorp. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.41

Amended and Restated Declaration of Trust of Fifth Third Capital Trust VII dated as of May 6, 2008 among Fifth Third Bancorp, as Sponsor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.42

Certificate dated as of May 6, 2008 representing 16,000,000 ($400,000,000) 8.875% Trust Preferred Securities of Fifth Third Capital Trust VII (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.43

Certificate dated as of May 6, 2008 representing 400 ($10,000) 8.875% Common Securities of Fifth Third Capital Trust VII (liquidation amount $25 per Common Security). Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the

Fifth Third Bancorp	111

ANNUAL REPORT ON FORM 10-K

Securities and Exchange Commission on May 6, 2008.
4.44

Guarantee Agreement dated as of May 6, 2008 for Fifth Third Capital Trust VII between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 6, 2008.

4.45

Agreement as to Expense and Liabilities, dated as of May 6, 2008 between Fifth Third Bancorp and Fifth Third Capital Trust VII. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

4.46

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

4.47

Form of Certificate Representing the 8.50 % Non-Cumulative Perpetual Convertible Preferred Stock, Series G, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

4.48

Form of Depositary Receipt for the 8.50 % Non-Cumulative Perpetual Convertible Preferred Stock, Series G, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

4.49

Warrant to Purchase up to 43,617,747 shares of Common Stock. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.

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
10.9

Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007. *

10.10

CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; and Indiana Federal Corporation 1986 Stock Option and Incentive Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998. *

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

112	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

10.33	Amendment to Stipulation dated May 10, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.
10.34	Second Amendment to Stipulation dated August 12, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.
10.35

Order and Final Judgment of the United States District Court for the Southern District of Ohio. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.36	Offer letter from Fifth Third Bancorp to Ross J. Kari. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008. *
10.37

Separation Agreement between Fifth Third Bancorp and Christopher G. Marshall dated May 1, 2008. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2008. *

10.38

Letter Agreement, dated December 31, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.

10.39

Form of Waiver, executed by each of Messrs. Kevin Kabat, Ross Kari, Greg Carmichael, Charles Drucker, Bruce Lee, Dan Poston, Robert A. Sullivan and Terry Zink. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.40

Form of Letter Agreement, executed by each of Messrs. Kevin Kabat, Ross Kari, Greg Carmichael, Charles Drucker, Bruce Lee, Dan Poston, Robert A. Sullivan and Terry Zink with the Company. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.41

Form of Executive Agreements effective December 31, 2008, between Fifth Third Bancorp and Kevin T. Kabat, Robert A. Sullivan, Greg D. Carmichael, Ross Kari, Bruce K. Lee, Charles D. Drucker and Terry Zink. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.42

Form of Executive Agreements effective December 31, 2008, between Fifth Third Bancorp and Nancy Phillips, Daniel T. Poston, Paul L. Reynolds and Mary E. Tuuk. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.43

Form of Executive Agreement effective December 31, 2008, between Fifth Third Bancorp and Mahesh Sankaran. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
14	Code of Ethics. Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2008.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)	Fifth Third Bancorp also entered into an identical security on April 30, 2008 representing an additional $250,000,000 of its 6.25% Senior Notes due 2013.
*	Denotes management contract or compensatory plan or arrangement.

Fifth Third Bancorp	113

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

Kevin T. Kabat

Chairman, President and CEO

Principal Executive Officer

February 27, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

Kevin T. Kabat

Chairman, President and CEO

Principal Executive Officer

Ross J. Kari

Executive Vice President and CFO

Principal Financial Officer

Daniel T. Poston

Executive Vice President and Controller

Principal Accounting Officer

DIRECTORS:

Darryl F. Allen

John F. Barrett

Ulysses L. Bridgeman, Jr.

James P. Hackett

Gary R. Heminger

Allen M. Hill

Kevin T. Kabat

Robert L. Koch II

Mitchel D. Livingston, Ph.D.

Hendrik G. Meijer

John J. Schiff, Jr.

Thomas W. Traylor

114	Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest-Bearing Deposits in Banks (a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2008	$85,835	438	183	$13,424	$99,880	$2,490	$13,411	$114,296
2007	78,348	257	147	11,630	90,382	2,275	10,613	102,477
2006	73,493	252	144	20,910	94,799	2,477	8,713	105,238
2005	67,737	88	113	24,806	92,744	2,750	8,102	102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896
2003	52,414	92	215	28,640	81,361	1,600	5,250	87,481
2002	45,539	155	184	23,246	69,124	1,551	5,007	75,037
2001	44,888	69	132	19,737	64,826	1,482	5,000	70,683
2000	42,690	118	82	18,630	61,520	1,456	4,229	66,611
1999	38,652	224	103	16,901	55,880	1,628	3,344	60,292

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates - $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2008	$14,017	$14,095	$16,192	$6,127	$11,135	$9,531	$4,316	$75,413	$10,246	$85,659
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774
2003	10,482	18,679	8,020	3,189	6,426	3,832	3,862	54,490	12,373	66,863
2002	8,953	16,239	9,465	1,162	8,855	2,237	2,018	48,929	7,191	56,120
2001	7,394	11,489	4,928	2,552	13,473	3,821	1,992	45,649	8,799	54,448
2000	6,257	9,531	5,799	939	13,716	4,283	3,896	44,421	9,725	54,146
1999	6,079	8,553	6,206	1,328	13,858	4,197	952	41,173	8,573	49,746

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share (b)
								Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings
2008	$5,608	$2,094	$2,946	$4,564	$(2,180)	$(3.94)	$(3.94)	.75	$(3.94)	$(3.94)
2007	6,027	3,018	2,467	3,311	1,075	2.00	1.99	1.70	2.00	1.99
2006	5,955	3,082	2,012	2,915	1,188	2.14	2.13	1.58	2.14	2.13
2005	4,995	2,030	2,374	2,801	1,548	2.79	2.77	1.46	2.79	2.77
2004	4,114	1,102	2,355	2,863	1,524	2.72	2.68	1.31	2.72	2.68
2003	3,991	1,086	2,398	2,466	1,664	2.91	2.87	1.13	2.91	2.87
2002	4,129	1,430	2,111	2,265	1,530	2.64	2.59	.98	2.64	2.59
2001	4,709	2,278	1,732	2,397	1,001	1.74	1.70	.83	1.74	1.70
2000	4,947	2,697	1,430	1,981	1,054	1.86	1.83	.70	1.70	1.68
1999	4,199	2,026	1,302	1,954	871	1.55	1.53	.58 2/3	1.32	1.29

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT SHARE DATA)
		Shareholders’ Equity
Year	Common Shares Outstanding (b)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share (b)	Allowance for Loan and Lease Losses
2008	577,386,612	$1,295	$4,241	$848	$5,824	$98	$(229)	$12,077	$13.57	$2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.00	771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	16.98	744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	15.99	713
2003	566,685,301	1,295	9	1,964	6,481	(120)	(962)	8,667	15.29	697
2002	574,355,247	1,295	9	2,010	5,465	369	(544)	8,604	14.98	683
2001	582,674,580	1,294	9	1,943	4,502	8	(4)	7,752	13.31	624
2000	569,056,843	1,263	9	1,454	3,982	28	(1)	6,735	11.83	609
1999	565,425,468	1,255	9	1,090	3,551	(302)	-	5,603	9.91	573
(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for stock splits in 2000.

Fifth Third Bancorp	115

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS

Kevin T. Kabat

Chairman, President & CEO

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

President & CEO

Koch Enterprises, Inc.

Mitchel D. Livingston, Ph.D.

Vice President for Student Affairs and Services

University of Cincinnati

Hendrik G. Meijer

Co-Chairman & CEO

Meijer, Inc.

James E. Rogers

Chairman, President & CEO

Duke Energy Corp.

John J. Schiff, Jr.

Chairman

Cincinnati Financial Corporation &

Cincinnati Insurance Company

Dudley S. Taft

President

Taft Broadcasting Company

Thomas W. Traylor

Chairman & CEO

Traylor Bros., Inc.

Marsha C. Williams

Senior Vice President & Chief Financial Officer

Orbitz Worldwide, Inc.

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

Kevin T. Kabat

Chairman, President & CEO

Greg D. Carmichael

Executive Vice President & Chief Operating Officer

Charles D. Drucker

Executive Vice President

Ross J. Kari

Executive Vice President & Chief Financial Officer

Bruce K. Lee

Executive Vice President

Nancy R. Phillips

Executive Vice President & Chief Human Resources Officer

Daniel T. Poston

Executive Vice President & Controller

Paul L. Reynolds

Executive Vice President, Secretary & Chief Legal Officer

Mahesh Sankaran

Senior Vice President & Treasurer

Robert A. Sullivan

Senior Executive Vice President

Mary E. Tuuk

Executive Vice President & Chief Risk Officer

Terry E. Zink

Executive Vice President

AFFILIATE CHAIRMEN

Charlie W. Brinkley, Jr.

Central Florida

H. Lee Cooper

Southern Indiana

Gordon E. Inman

Tennessee

Donald B. Shackelford

Central Ohio

John S. Szuch

Northwestern Ohio

REGIONAL PRESIDENTS

Todd F. Clossin

Dan W. Hogan

Robert A. Sullivan

Michelle L. VanDyke

Terry E. Zink

AFFILIATE PRESIDENTS & CEOs

Samuel G. Barnes

Central Kentucky

John H. Bultema III

Western Michigan

David A. Call

South Florida

Todd F. Clossin

Northeastern Ohio

John N. Daniel

Southern Indiana

Karen Dee

Central Florida

David Girodat

Eastern Michigan

Dan W. Hogan

Tennessee

Robert E. James, Jr.

North Carolina

Brian P. Keenan

Tampa Bay

Robert W. LaClair

Northwestern Ohio

Philip R. McHugh

Louisville

Jordan A. Miller, Jr.

Central Ohio

John E. Pelizzari

Central Indiana

Robert A. Sullivan

Cincinnati

Terry E. Zink

Chicago

FIFTH THIRD BANCORP BOARD COMMITTEES

Finance Committee

Kevin T. Kabat, Chairman

James P. Hackett

Allen M. Hill

Robert L. Koch II

Dudley S. Taft

Audit Committee

Gary R. Heminger, Chairman

Darryl F. Allen, Vice Chairman

John F. Barrett

Ulysses L. Bridgeman, Jr.

Robert L. Koch II

Compensation Committee

Allen M. Hill, Chairman

Gary R. Heminger

Hendrik G. Meijer

James E. Rogers

Nominating and Corporate Governance Committee

James P. Hackett, Chairman

Darryl F. Allen

Mitchel D. Livingston, Ph.D.

James E. Rogers

Risk and Compliance Committee

John F. Barrett, Chairman

Ulysses L. Bridgeman, Jr.

Hendrik G. Meijer

Dudley S. Taft

Thomas W. Traylor

Trust Committee

Mitchel D. Livingston, Ph.D., Chairman

Kevin T. Kabat

John J. Schiff, Jr.

116	Fifth Third Bancorp