Form 10-Q
period 2009-03-31
FIFTH THIRD BANCORP
filed 2009-05-11
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 001-33653

(Exact name of Registrant as specified in its charter)

Ohio	31-0854434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Fifth Third Center

Cincinnati, Ohio 45263

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 972-3030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

There were 576,935,997 shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2009.

This report may contain forward-looking statements about Fifth Third Bancorp within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either national or in the states in which Fifth Third does business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third or the businesses in which it is engaged; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties in combining the operations of acquired entities; (21) lower than expected gains related to any potential sale of businesses; (22) failure to consummate the sale of a majority interest in Fifth Third’s merchant acquiring and financial institutions processing businesses (the “Processing Business”) or difficulties in separating the Processing Business from Fifth Third; (23) loss of income from any potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (24) ability to secure confidential information through the use of computer systems and telecommunications networks; and (25) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Fifth Third’s Web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

TABLE 1: Selected Financial Data

For the three months ended March 31 ($ in millions, except per share data)	2009	2008	Percent Change
Income Statement Data
Net interest income (a)	$781	826	(5)%
Noninterest income	697	864	(19)
Total revenue (a)	1,478	1,690	(13)
Provision for loan and lease losses	773	544	42
Noninterest expense	962	715	35
Net income	50	286	(83)
Net income (loss) available to common shareholders	(26)	286	NM (k)

Common Share Data
Earnings per share, basic	($.04)	.54	NM
Earnings per share, diluted	(.04)	.54	NM
Cash dividends per common share	.01	.44	(98)%
Book value per share	13.61	17.56	(22)

Financial Ratios
Return on assets	.17%	1.03	(83)%
Return on average common equity	(1.4)	12.3	NM
Average equity as a percent of average assets	10.18	8.43	21
Tangible equity (h)(j)	7.89	6.19	27
Tangible common equity (i)(j)	4.23	6.19	(32)
Net interest margin (a)	3.06	3.41	(10)
Efficiency (a)	65.1	42.3	54

Credit Quality
Net losses charged off	$490	276	78%
Net losses charged off as a percent of average loans and leases	2.37%	1.37	73
Allowance for loan and lease losses as a percent of loans and leases	3.71	1.49	149
Allowance for credit losses as a percent of loans and leases (b)	3.99	1.62	146
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (c)(d)	3.19	1.81	76

Average Balances
Loans and leases, including held for sale	$85,829	84,912	1%
Total securities and other short-term investments	17,835	12,597	42
Total assets	118,681	111,291	7
Transaction deposits (e)	52,347	53,458	(2)
Core deposits (f)	66,848	64,342	4
Wholesale funding (g)	34,902	33,219	5
Shareholders’ equity	12,084	9,379	29

Regulatory Capital Ratios
Tier I capital	10.93%	7.72	42%
Total risk-based capital	15.13	11.34	33
Tier I leverage	10.29	8.28	24

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended March 31, 2009 and 2008 were $5 million and $6 million, respectively.

(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.

(c)	Excludes nonaccrual loans held for sale.

(d)	During the first quarter of 2009, the Bancorp modified its nonaccrual policy to exclude troubled debt restructuring (TDR) loans less than 90 days past due as they were performing in accordance with restructuring terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.

(e)	Includes demand, interest checking, savings, money market and foreign office deposits of commercial customers.

(f)	Includes transaction deposits plus other time deposits.

(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.

(h)	The tangible equity ratio is calculated as tangible equity (shareholders’ equity less goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (total assets less goodwill, intangible assets and tax effected accumulated other comprehensive income.)

(i)	The tangible common equity ratio is calculated as tangible common equity (shareholders’ equity less preferred stock, goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (defined above.)

(j)	The tangible equity and tangible common equity ratios, while not required by GAAP, are considered to be critical metrics with which to analyze banks. The ratios have been included herein to facilitate a greater understanding of the Bancorp’s capital structure and financial condition.

(k)	NM: Not meaningful

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2009, the Bancorp had $119.3 billion in assets, operated 16 affiliates with 1,311 full-service banking centers including 95 Bank Mart® locations open seven days a week inside select grocery stores and 2,354 Jeanie® ATMs in the Midwestern and Southeastern regions of the United States. The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Fifth Third Processing Solutions (FTPS) and Investment Advisors.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2009, net interest income, on a fully taxable equivalent (FTE) basis, and noninterest income provided 53% and 47% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from financial institution and merchant transaction processing fees, card interchange, fiduciary and investment management fees, corporate banking revenue, service charges on deposits and mortgage banking revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, in addition to expenses incurred in the processing of credit and debit card transactions for its customers and financial institution and merchant clients.

On March 30, 2009, the Bancorp and Advent International (Advent) announced an agreement under which Advent will acquire a 51% interest in the Bancorp’s processing business through the formation of a joint venture that values the new company at approximately $2.35 billion before valuation adjustments by either party. Pursuant to the agreement, Fifth Third Bank (Ohio), an indirect wholly owned subsidiary of the Bancorp, will contribute the assets and operations of the Bancorp’s merchant acquiring and financial institutions processing business to a new limited liability company (LLC). The LLC’s capitalization prior to the purchase of this interest will include senior secured notes payable to subsidiaries of the Bancorp in the amount of $1.25 billion. Advent will pay the Bancorp $561 million in cash for the 51% ownership interest in the equity of the LLC and for certain put rights. Additionally, the Bancorp will receive warrants in the new company exercisable in certain circumstances. The Bancorp estimates the valuation adjustments related to these warrants, the put, and minority interest discounts may reduce its implied valuation of the business by approximately $50 million. The agreement is subject to certain potential purchase price adjustments. The transaction is expected to contribute significantly to the Bancorp’s retained earnings, capital levels and capital ratios, and net income, generating estimated pre-tax book gain of $1.7 billion, increasing the Bancorp’s tangible common equity and Tier 1 capital by an estimated $1.2 billion, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

increasing net income by an estimated $1.0 billion. The transaction, on a pro forma basis, would have increased the Bancorp’s capital ratios at March 31, 2009 by approximately 90 basis points (bp).

On February 25, 2009, the U.S. Department of the Treasury (the “Treasury”) announced the implementation of the Capital Assistance Program (the “CAP”), under which U.S. bank holding companies with more than $100 billion of assets at December 31, 2008, were required to undergo a forward-looking stress test called the Supervisory Capital Assessment Program (the “SCAP”). Results of the examinations associated with the SCAP were announced by U.S. financial and regulatory authorities on May 7, 2009. The Bancorp publicly announced specific information related to its SCAP results on May 7, 2009. Refer to Part II, “Other Information (Item 5)” and Part II, “Risk Factors (Item 1A)” for additional information related to the SCAP and the Bancorp’s results.

Earnings Summary

During the first quarter of 2009, the Bancorp continued to be affected by the economic slowdown and market disruptions. The Bancorp’s net income was $50 million in the first quarter of 2009. Preferred dividends of $76 million in the first quarter of 2009 resulted from preferred stock issued during 2008, including the issuance of $3.4 billion in preferred stock to the U.S. Treasury on December 31, 2008. Including preferred dividends, the net loss available to common shareholders was $26 million, or $0.04 per diluted share, compared with net income of $286 million, or $0.54 per diluted share, in the first quarter of 2008. Results for both periods reflect a number of significant items.

Items affecting the first quarter of 2009 include:

•

$106 million income tax benefit due to the impact of the decision to surrender one of the Bancorp’s bank owned life insurance (BOLI) policies and the determination that losses on the policy recorded in prior periods are now expected to be tax deductible. In addition, a $54 million pre-tax charge to other noninterest income was recognized reflecting reserves recorded in connection with the intent to surrender the policy as well as losses related to market value declines; and

•

$55 million income tax benefit resulting from an agreement with the Internal Revenue Service (IRS) to settle all of the Bancorp’s disputed leverage leases for all open years. The reduction in income tax expense is related to the reduction in tax reserves for these exposures. This settlement also resulted in a reduction of net interest income of $6 million due to a change in the timing of tax benefits.

For comparison purposes, items affecting the first quarter of 2008 include:

•

$273 million of other noninterest income related to the redemption of a portion of Fifth Third’s ownership interests in Visa, Inc. (Visa), as well as a $152 million reduction to noninterest expense related to the reversal of a portion of previously recorded litigation reserves, both related to Visa’s initial public offering (IPO); and

•	$152 million reduction to other noninterest income to further reduce the current cash surrender value of one of the Bancorp’s BOLI policies.

Net interest income (FTE) decreased five percent, from $826 million to $781 million, compared to the same period last year reflecting the decline of market rates during the first quarter of 2009, particularly London Interbank Offered Rate (LIBOR) rates, as assets have repriced faster than liabilities. Net interest margin was 3.06% in the first quarter of 2009, a decrease of 35 bp from the first quarter of 2008. The primary driver of this decline was the differential impact of lower market rates of assets and liabilities and the full-quarter effect of higher-priced term deposits issued in the latter part of 2008.

Noninterest income decreased 19%, from $864 million to $697 million, over the same period last year. Excluding significant items mentioned previously, noninterest income decreased six percent from a year ago due to lower investment advisory revenue and increased securities losses in the first quarter of 2009, offset by growth in payments processing revenue, mortgage banking revenue and corporate banking revenue.

Noninterest expense increased 35%, or $247 million, compared to the first quarter of 2008. Excluding the first quarter of 2008 reversal of $152 million in Visa litigation expense previously discussed, expenses increased by $95 million, or 11% from the same quarter the previous year driven by higher credit-related costs, particularly loan and lease collection costs and provision for unfunded commitments, as well as the effect of higher deposit insurance assessments.

The Bancorp did not originate subprime mortgage loans, did not hold credit default swaps and did not hold asset-backed securities (ABS) backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakening economic conditions. The housing markets continued to weaken throughout 2008 and into the first quarter of 2009, particularly in the upper Midwest and Florida. Additionally, economic conditions continued to deteriorate throughout 2008 and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

during the first quarter of 2009, putting significant stress on the Bancorp’s commercial and consumer loan portfolios. Consequently, the provision for loan and lease losses increased to $773 million for March 31, 2009 compared to $544 million for March 31, 2008. Net charge-offs as a percent of average loans and leases were 2.37% in the first quarter of 2009 compared to 1.37% in the first quarter of 2008. At March 31, 2009, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (OREO) (excluding nonaccrual loans held for sale) increased to 3.19% from 1.81% at March 31, 2008. Including $403 million of nonaccrual loans classified as held-for-sale in the first quarter of 2009, total nonperforming assets were $3.1 billion compared with $1.5 billion in the first quarter of 2008. During the first quarter of 2009, the Bancorp reclassified certain TDRs from nonaccrual to accrual status that were less than 90 days past due as measured by their modified terms as they were performing in accordance with their restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification. The income statement impact of this reclassification was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (FRB). As of March 31, 2009, the Tier 1 capital ratio was 10.93%, the Tier 1 leverage ratio was 10.29% and the total risk-based capital ratio was 15.13%.

RECENT ACCOUNTING STANDARDS

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the significant new accounting standards adopted by the Bancorp during 2009 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. No material changes have been made during the three months ended March 31, 2009 to the valuation techniques or models described below.

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

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan.” Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical credit loss rates are applied to commercial loans that are not impaired or are impaired, but smaller than an established threshold and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

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

The Bancorp’s current methodology for determining the allowance for loan and lease losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for individual loans or pools of loans.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Condensed Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and credit grade migration. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in either other assets or accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax asset will be realized.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the servicing rights are stratified into classes based on the financial asset type and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Condensed Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred. For additional information on servicing rights, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp measures financial assets and liabilities at fair value in accordance with SFAS No. 157. These measurements include various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant financial instruments: available-for-sale and trading securities, residential mortgage loans held for sale and certain derivatives. The following is a summary of valuation techniques utilized by the Bancorp for its significant financial assets and liabilities measured at fair value on a recurring basis.

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

In addition to the financial assets and liabilities measured at fair value on a recurring basis, the Bancorp measures servicing rights and certain loans and long-lived assets at fair value on a nonrecurring basis. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for further information.

Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be tested for impairment at the Bancorp’s reporting unit level on an annual basis, which for the Bancorp is September 30, and more frequently if events or circumstances indicate that there may be impairment. The Bancorp has determined that its segments qualify as reporting units under the guidance of SFAS No. 142. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value, which is determined through a two-step impairment test. The first step (Step 1) compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) of the goodwill impairment test is performed to measure the impairment loss amount, if any.

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Since none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The Bancorp’s stock price, consistent with stock prices in the broader financial services sector, declined significantly during the first quarter of 2009. As a result, the sum of the fair values of the reporting units significantly exceeds the overall market capitalization of the Company as of March 31, 2009. Although the Bancorp believes it is reasonable to conclude that market capitalization could be an indicator of fair value over time, the Bancorp is of the view that short-term fluctuations in market capitalization do not reflect the long-term fair value of its reporting units. To determine the fair value of a reporting unit, the Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. The Bancorp believes that this discounted cash flow (DCF) method, using management projections for the respective reporting units and an appropriate risk adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions.

When required to perform Step 2, the Bancorp compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss equal to that excess amount is recognized. An impairment loss recognized cannot exceed the carrying amount of that goodwill and cannot be reversed even if the fair value of the reporting unit recovers.

Consistent with SFAS No. 142, during Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Condensed Consolidated Financial Statements as a result of this assignment process. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Table 2 presents the components of net interest income, net interest margin and net interest spread for the three months ended March 31, 2009 and 2008. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income (FTE) was $781 million for the first quarter of 2009, a decrease of $45 million from the first quarter of 2008 and $116 million from the fourth quarter of 2008. Net interest income was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest income by $44 million during the first quarter of 2009, compared to an increase of $8 million for the first quarter of 2008 and an increase of $85 million during the fourth quarter of 2008. Additionally, there was a $6 million charge to net interest income related to the change in timing of expected cash flows on certain leveraged leases related to the IRS settlement in the first quarter of 2009. Exclusive of the impact of these items, net interest income decreased $75 million compared to the first quarter of 2008 and $70 million compared to the fourth quarter of 2008. The sequential and year-over-year decline is primarily a result of the decline in market interest rates as the Bancorp’s assets have repriced faster than its liabilities and due to the full quarter impact of higher priced certificates of deposit issued during the fourth quarter of 2008. The average federal funds rate decreased approximately 294 bp from the first quarter of 2008 and 83 bp from the fourth quarter of 2008. In addition, the increase in the Bancorp’s nonperforming loans contributed to the decrease in net interest income compared to the prior year quarter. During the first quarter of 2009, $57 million in additional interest income would have been recorded if nonaccrual loans had been current. The Bancorp’s net interest spread for the first quarter of 2009 was 2.74%, a decline of 26 bp from the first quarter of 2008 and a 42 bp decline from the fourth quarter of 2008.

Net interest margin decreased to 3.06% in the first quarter of 2009 compared to 3.41% in the first quarter of 2008 and 3.46% in the fourth quarter of 2008. Net interest margin was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest margin approximately 17 bp in the first quarter of 2009 compared to 3 bp in the first quarter of 2008 and 33 bp in the fourth quarter of 2008. Exclusive of the adjustments above, net interest margin decreased 49 bp on a year-over-year basis and declined 24 bp sequentially driven by the previously mentioned decline in market rates and the full quarter impact of higher priced certificates of deposit issued during the fourth quarter of 2008.

Total average interest-earning assets increased six percent from the first quarter of 2008 and one percent on a sequential basis. On a year-over-year basis, average total commercial loans increased five percent while consumer loans decreased four percent. Additionally, the investment portfolio increased $5.2 billion, or 42%, compared to the first quarter of 2008. Average total commercial loans decreased five percent from the fourth quarter of 2008 while consumer loans increased three percent and the investment portfolio increased $2.2 billion, or 14%. The increase in the investment portfolio during the quarter is a result of the increase in purchases of mortgage-backed securities and automobile asset-backed securities, the purchase of investment grade commercial paper from an unconsolidated qualifying special purpose entity (QSPE) and an increase in VRDNs held in the Bancorp’s trading portfolio. Further detail on the Bancorp’s investment securities portfolio can be found in the Balance Sheet Analysis section.

Interest income (FTE) from loans and leases decreased $293 million, or 23%, compared to the first quarter of 2008 and decreased $220 million, or 18%, compared to the fourth quarter of 2008. Exclusive of the amortization and accretion of premiums and discounts on acquired loans and the leveraged lease charge during the first quarter of 2009, interest income (FTE) from loans and leases decreased $325 million, or 25%, compared to the prior year quarter and $175 million, or 15%, compared to the sequential quarter. The decrease from the first quarter of 2008 was the result of a 140 bp decrease in average rates partially offset by a one percent increase in average loan and lease balances. The decrease from the fourth quarter of 2008 was due to an 82 bp decrease in average rates combined with a two percent decrease in average loan and lease balances.

Interest income (FTE) from investment securities and short-term investments increased 14% compared to the first quarter of 2008 and decreased four percent compared to the fourth quarter of 2008. The increase from the first quarter of 2008 was a result of the 42% increase in the average investment portfolio partially offset by a 96 bp decrease in the weighted-average yield. The decrease from the fourth quarter of 2008 was a result of the 69 bp decrease in the weighted-average yield partially offset by a 14% increase in the average investment portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	March 31, 2009			March 31, 2008			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$28,968	$286	4.00%	$26,617	$397	5.99%	$32	$(143)	$(111)
Commercial mortgage	12,809	144	4.56	12,052	188	6.28	11	(55)	(44)
Commercial construction	5,115	42	3.35	5,577	78	5.64	(6)	(30)	(36)
Commercial leases	3,564	28	3.12	3,723	40	4.30	(1)	(11)	(12)

Subtotal – commercial	50,456	500	4.02	47,969	703	5.89	36	(239)	(203)
Residential mortgage loans	10,921	162	6.04	11,699	179	6.14	(12)	(5)	(17)
Home equity	12,763	135	4.28	11,846	190	6.46	14	(69)	(55)
Automobile loans	8,687	137	6.40	10,542	168	6.41	(29)	(2)	(31)
Credit card	1,825	49	10.89	1,660	38	9.15	4	7	11
Other consumer loans/leases	1,177	18	6.18	1,196	16	5.52	—	2	2

Subtotal – consumer	35,373	501	5.75	36,943	591	6.43	(23)	(67)	(90)

Total loans and leases	85,829	1,001	4.73	84,912	1,294	6.13	13	(306)	(293)
Securities:
Taxable	16,283	176	4.39	11,560	147	5.13	54	(25)	29
Exempt from income taxes (b)	262	5	7.44	403	7	7.31	(2)	—	(2)
Other short-term investments	1,290	1	0.19	634	5	3.08	3	(7)	(4)

Total interest-earning assets	103,664	1,183	4.63	97,509	1,453	5.99	68	(338)	(270)
Cash and due from banks	2,438			2,236
Other assets	15,363			12,477
Allowance for loan and lease losses	(2,784)			(931)

Total assets	$118,681			$111,291

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest checking	$14,229	$10	0.27%	$14,836	$53	1.44%	$(2)	$(41)	$(43)
Savings	16,272	36	0.89	16,075	73	1.81	1	(38)	(37)
Money market	4,559	8	0.72	6,896	47	2.74	(12)	(27)	(39)
Foreign office deposits	1,755	2	0.54	2,443	15	2.48	(3)	(10)	(13)
Other time deposits	14,501	130	3.62	10,884	116	4.30	35	(21)	14
Certificates - $100,000 and over	11,802	88	3.04	5,835	64	4.44	50	(26)	24
Other deposits	247	—	0.23	3,861	31	3.22	(16)	(15)	(31)
Federal funds purchased	701	1	0.30	5,258	43	3.26	(21)	(21)	(42)
Other short-term borrowings	9,621	23	1.00	4,937	37	3.02	21	(35)	(14)
Long-term debt	12,531	104	3.36	13,328	148	4.48	(8)	(36)	(44)

Total interest-bearing liabilities	86,218	402	1.89	84,353	627	2.99	45	(270)	(225)
Demand deposits	15,532			13,208
Other liabilities	4,847			4,351

Total liabilities	106,597			101,912
Shareholders’ equity	12,084			9,379

Total liabilities and shareholders’ equity	$118,681			$111,291

Net interest income		$781			$826		$23	$(68)	$(45)
Net interest margin			3.06%			3.41%
Net interest rate spread			2.74			3.00
Interest-bearing liabilities to interest-earning assets			83.17			86.51

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	The fully taxable-equivalent adjustments included in the above table are $5 million and $6 million for the three months ended March 31, 2009 and 2008, respectively.

Average core deposits increased $2.5 billion, or four percent, compared to the first quarter of last year and increased $2.4 billion, or four percent, compared to the sequential quarter primarily due to increased demand deposits and consumer certificates of deposit from the acquisition of First Charter Corporation (First Charter) in the second quarter of 2008. The cost of interest-bearing core deposits was 1.46% in the first quarter of 2009, which was a 93 bp decrease from 2.39% in the first quarter of 2008 and a 25 bp decrease from the 1.71% paid in the fourth quarter of 2008. The year-over-year and sequential declines are a result of the decrease in short-term market interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense on wholesale funding decreased 33% compared to the prior year quarter as declining interest rates more than offset a five percent increase in average balances. Interest expense on wholesale funding decreased 28% since the fourth quarter of 2008 due to a 12% decrease in average balances. During the first quarter of 2009, wholesale funding represented 40% of interest-bearing liabilities compared to 39% in the first quarter of 2008 and 44% in the fourth quarter of 2008. The sequential decline in wholesale funding balances is a result of bank note maturities partially offset by jumbo certificates of deposit growth. Additionally, the Bancorp’s equity position increased compared to the prior year quarter and sequential quarter primarily due to the sale of $3.4 billion of senior preferred shares and related warrants to the U.S Treasury on December 31, 2008 under its Capital Purchase Program (CPP).

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

The provision for loan and lease losses increased to $773 million in the first quarter of 2009 compared to $544 million in the same period last year. The primary factors in the increase were the growth in nonperforming assets, the overall increase in delinquencies, and the increase in loss estimates once loans become delinquent due to the deterioration in residential real estate collateral values in certain of the Bancorp’s key lending markets. As of March 31, 2009, the allowance for loan and lease losses as a percent of loans and leases increased to 3.71% from 1.49% at March 31, 2008.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended March 31, 2009, noninterest income decreased by $167 million, or 19%, on a year-over-year basis. The components of noninterest income for these periods are as follows:

TABLE 3: Noninterest Income

For the three months ended March 31 ($ in millions)	2009	2008	Percent Change
Electronic payment processing revenue	$223	$213	5
Service charges on deposits	146	147	(1)
Mortgage banking net revenue	134	97	38
Corporate banking revenue	116	107	8
Investment advisory revenue	76	93	(18)
Other noninterest income	10	177	(94)
Securities (losses) gains, net	(24)	27	NM
Securities gains, net – non-qualifying hedges on mortgage servicing rights	16	3	534

Total noninterest income	$697	$864	(19)

NM: Not meaningful

Electronic payment processing revenue increased $10 million, or five percent, in the first quarter of 2009 compared to the same period last year as FTPS realized growth in each of its three product lines. Merchant processing revenue increased five percent, to $81 million, compared to the same period in 2008 due to growth in debit processing revenue. Debit card transactions grew 15% in the first quarter of 2009 compared to the same period last year. Financial institutions revenue increased to $82 million, up $3 million or four percent, compared to the first quarter of 2008 as a result of higher transaction volumes as debit card use continues to replace cash and checks at the point of sale. The Bancorp handled processing for approximately 3,000 financial institutions compared to approximately 2,700 in the same quarter last year. Card issuer interchange revenue increased five percent, to $60 million, compared to the same period in 2008 due to continued growth related to credit card usage. The Bancorp processes over 28.4 billion transactions annually and handles electronic processing for over 169,000 merchant locations worldwide.

Service charges on deposits were flat in the first quarter of 2009 compared to the same period last year. Commercial deposits revenue increased $3 million, or five percent, compared to the prior year. This increase was driven by a positive impact of $4 million to revenue due to a decrease in earnings credits on compensating balances resulting from changes in short-term interest rates. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and noninterest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Retail deposit revenue decreased six percent in the first quarter of 2009 compared to the same period last year. The decrease in retail service charges was attributable to lower customer activity and a decrease in the number of accounts.

Mortgage banking net revenue increased to $134 million in the first quarter of 2009 from $97 million in the same period last year. The components of mortgage banking net revenue for the three months ended March 31, 2009 and 2008 are shown in Table 4.

TABLE 4: Components of Mortgage Banking Net Revenue

For the three months ended March 31 ($ in millions)	2009	2008
Origination fees and gains on loan sales	$131	$93
Servicing revenue:
Servicing fees	45	40
Servicing rights amortization	(43)	(33)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	1	(3)

Net servicing revenue	3	4

Mortgage banking net revenue	$134	$97

Mortgage banking revenue increased significantly compared to the prior year quarter due to strong growth in originations and higher sales margins. Mortgage originations increased 25% to $5.1 billion in comparison to the same quarter last year due to the decrease in interest rates during late 2008 and into the current quarter. Higher sales margins and the increase in loan sales contributed approximately $32 million and $15 million, respectively, to the increase in mortgage banking revenue, offset by a decline in gains on portfolio loan sales of $9 million.

Mortgage net servicing revenue decreased $1 million compared to the same period last year as higher servicing fee revenue was more than offset by higher amortization of servicing rights. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Bancorp’s total residential mortgage loans serviced at March 31, 2009 and 2008 was $52.5 billion and $47.5 billion, respectively, with $41.5 billion and $36.5 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 6 of the Notes to the Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the mortgage servicing rights (MSR) portfolio. The Bancorp recognized a gain from derivatives economically hedging MSRs of $70 million, offset by a temporary impairment of $69 million, resulting in a net gain of $1 million for the three months ended March 31, 2009. For the three months ended March 31, 2008, the Bancorp recognized a gain from derivatives economically hedging MSRs of $53 million, offset by a temporary impairment of $56 million, resulting in a net loss of $3 million. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $16 million and $3 million, respectively, on the sale of securities related to mortgage servicing rights during the first quarter of 2009 and 2008.

Corporate banking revenue increased $9 million to $116 million in the first quarter of 2009, up eight percent over the comparable period in 2008. The growth in corporate banking revenue was largely attributable to growth of $8 million and $5 million in lease remarketing fees and business lending fees, respectively, offset by lower derivative fee income compared to the first quarter of 2008. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Investment advisory revenues decreased $17 million, or 18%, from the first quarter of 2008. The Bancorp experienced double digit decreases across all major categories within investment advisory revenue. Brokerage fee income, which includes Fifth Third Securities income, decreased 21%, or $5 million, to $21 million in the first quarter of 2009 as investors migrated balances from stock and bond funds to money markets funds, which reduced commission-based transactions. Mutual fund revenue, decreased 30%, or $4 million, to $10 million in the first quarter of 2009 reflecting lower asset valuations on assets under management and a shift to money market funds and other lower fee products. As of March 31, 2009, the Bancorp had approximately $166 billion in assets under care and managed $23 billion in assets for individuals, corporations and not-for-profit organizations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income are as follows:

TABLE 5: Components of Other Noninterest Income

For the three months ended March 31 ($ in millions)	2009	2008
Operating lease income	$14	$10
Cardholder fees	13	15
Gain (loss) on loan sales	13	(11)
Consumer loan and lease fees	12	12
Insurance income	12	11
Banking center income	6	10
Loss on sale of other real estate owned	(14)	(6)
Bank owned life insurance loss	(43)	(135)
Gain on redemption of Visa, Inc. ownership interests	—	273
Other	(3)	(2)

Total other noninterest income	$10	$177

Other noninterest income decreased $167 million in the first quarter of 2009 compared to the same period last year primarily due to a $273 million gain from the redemption of a portion of the Bancorp’s ownership interest in Visa offset by a $152 million charge to reduce the cash surrender value of one of the Bancorp’s BOLI policies in the first quarter of 2008. For the first quarter of 2009, a BOLI charge of $54 million was recognized, reflecting reserves recorded in connection with the intent to surrender the policy, as well as losses related to market value declines. The gain on loan sales in the first quarter of 2009 primarily resulted from gains realized from the sale of commercial loans that were designated as held for sale during the fourth quarter of 2008. The loss on sale of OREO increased compared to the first quarter of 2008 due to higher property value declines and an increase in the volume of properties sold during the first quarter of 2009.

Net securities losses totaled $24 million in the first quarter of 2009 compared to $27 million of net securities gains during the first quarter of 2008. The net securities losses in 2009 included $18 million in losses attributed to the reclassification of securities related to deferred compensation plans from available-for-sale to trading during the first quarter of 2009.

Noninterest Expense

Total noninterest expense increased $247 million, or 35%, in the first quarter of 2009 compared to the same period last year. The first quarter of 2008 results include the reversal of $152 million in Visa litigation reserves originally recorded in 2007. Excluding this item, noninterest expense increased 11% due to higher net occupancy expense, loan processing expense, Federal Deposit Insurance Corporation (FDIC) insurance costs and an increase in the provision for unfunded commitments and letters of credit.

The major components of noninterest expense are as follows:

TABLE 6: Noninterest Expense

For the three months ended March 31 ($ in millions)	2009	2008	Percent Change
Salaries, wages and incentives	$327	$347	(6)
Employee benefits	83	85	(1)
Net occupancy expense	79	72	9
Payment processing expense	67	66	1
Technology and communications	45	47	(5)
Equipment expense	31	31	3
Other noninterest expense	330	67	393

Total noninterest expense	$962	$715	35

Total personnel costs (salaries, wages and incentives plus employee benefits) decreased five percent, which was driven by a decrease in the number of employees since the first quarter of 2008. Full time equivalent employees totaled 20,618 as of March 31, 2009 compared to 21,726 as of March 31, 2008.

Net occupancy expenses increased nine percent in the first quarter of 2009 over the same period last year due to the addition of 79 new banking centers since March 31, 2008. Growth in the number of banking centers was primarily driven by acquisitions. Payment processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Payment processing expense was flat compared to the same period last year as higher network charges from increased debit card transaction volume was offset by lower expense related to card management.

The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 65.1% and 42.3% for the three months ended March 31, 2009 and 2008, respectively. Excluding the reversal of $152 million in Visa litigation reserves, the efficiency ratio for the three months ended March 31, 2008 was 51.3% (comparison being provided to supplement an

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

understanding of fundamental trends). The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage and on expense control.

The major components of other noninterest expense are as follows:

TABLE 7: Components of Other Noninterest Expense

For the three months ended March 31 ($ in millions)	2009	2008
Loan processing and collections	$55	$37
FDIC insurance and other taxes	44	12
Provision for unfunded commitments and letters of credit	36	8
Affordable housing investments	19	15
Professional services fees	18	12
Intangible asset amortization	16	11
Marketing	16	20
Postal and courier	15	13
Operating lease	10	7
Travel	9	12
Recruitment and education	8	9
Supplies	7	8
Visa litigation accrual	—	(152)
Other	77	55

Total other noninterest expense	$330	$67

Total other noninterest expense increased by $263 million from the first quarter of 2008. The first quarter of 2008 results include the reversal of Visa litigation reserves of $152 million. Excluding the reversal of the litigation reserve, other noninterest expense increased $111 million primarily due to higher loan processing expense from higher collection and repossession costs, increased FDIC insurance costs from higher assessment rates during the first quarter of 2009 and increased provision for unfunded commitments and letters of credit due to higher estimates of inherent losses resulting from deterioration in the credit quality of the underlying borrowers and significant changes in loss factors.

Assessment rates increased during the first quarter of 2009 due to an interim rule approved by the FDIC in December 2008, which raised assessment rates uniformly by 7 bp (annually) for the first quarter of 2009 only. Additionally, assessments rates have increased due to the establishment of the Temporary Liquidity Guarantee Program (TLGP), which temporarily guarantees qualifying senior debt issued by participating FDIC-insured institutions and certain holding companies, as well as qualifying transaction account deposits.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense (benefit) and effective tax rate are as follows:

TABLE 8: Applicable Income Taxes

For the three months ended March 31($ in millions)	2009	2008
Income (loss) before income taxes	($262)	$425
Applicable income tax expense (benefit)	(312)	139
Effective tax rate	(119.0%)	32.6%

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the quarter ended March 31, 2009 was primarily impacted by the pre-tax loss in the first quarter, a $106 million tax benefit due to the impact of the decision to surrender one of the Bancorp’s BOLI policies and the determination that losses on the policy recorded in prior periods are now expected to be tax deductible, in addition to a $55 million tax benefit resulting from an agreement with the IRS to settle all of the Bancorp’s disputed leverage leases for all open years. The reduction in income tax expense is related to the reduction in tax reserves for these exposures.

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

Management made changes to the FTP methodology in the first quarter of 2009 to update the calculation of FTP charges and credits to each of the Bancorp’s business segments. Changes to the FTP methodology were applied retroactively and included updating rates to reflect significant increases in the Bancorp’s liquidity premiums. The increased spreads reflect the Bancorp’s liability structure and are more weighted towards retail product pricing spreads. Management will review FTP spreads periodically based on the extent of changes in market spreads. The new FTP methodology impacts all new loan originations and renewals in addition to new certificates of deposit; existing certificates of deposit will not be impacted. All demand deposits and managed accounts were impacted by the new FTP methodology.

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

TABLE 9: Business Segment Results

For the three months ended March 31 ($ in millions)	2009	2008
Commercial Banking	$67	$129
Branch Banking	70	154
Consumer Lending	29	38
Processing Solutions	46	40
Investment Advisors	18	32
General Corporate and Other	(180)	(107)

Net income	50	286
Dividends on preferred stock	76	—

Net income (loss) available to common shareholders	($26)	$286

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

TABLE 10: Commercial Banking

For the three months ended March 31 ($ in millions)	2009	2008
Income Statement Data
Net interest income (FTE) (a)	$335	$349
Provision for loan and lease losses	217	126
Noninterest income:
Corporate banking revenue	108	102
Service charges on deposits	48	44
Other noninterest income	23	14
Noninterest expense:
Salaries, incentives and benefits	59	64
Other noninterest expenses	178	157

Income before taxes	60	162
Applicable income tax expense (benefit) (a)	(7)	33

Net income	$67	$129

Average Balance Sheet Data
Commercial loans	$43,220	$40,602
Demand deposits	7,519	5,781
Interest checking	5,300	4,871
Savings and money market	2,766	4,669
Certificates over $100,000	4,044	1,759
Foreign office deposits	1,288	2,086

(a)	Includes fully taxable-equivalent adjustments of $3 million and $4 million, respectively, for the three months ended March 31, 2009 and 2008.

Net income decreased $62 million, or 48%, compared to the first quarter of 2008 as an income tax benefit and growth in noninterest income, including corporate banking revenue, was more than offset by increased provision for loan and lease losses, increased loan and lease expenses and a decline in net interest income. Average commercial loans and leases increased $2.6 billion, or six percent, over the prior year quarter, including increases of $2.7 billion and $543 million in commercial loans and commercial mortgage loans, respectively, offset by a $460 million decrease in commercial construction loans. The overall increase in commercial loans and leases is due to acquisitions since the first quarter of 2008, commercial loans related to VRDNs and the use of contingent liquidity facilities. Excluding the impact of $1.6 billion from acquisitions, $826 million from the use of contingent liquidity facilities and approximately $205 million in draws on commercial loans related to VRDNs, average commercial loans and leases were flat compared to the first quarter of 2008.

Average core deposits decreased three percent compared to the first quarter of 2008 as the Commercial Banking segment experienced a shift from savings accounts, due to the low interest rate environment, to certificates over $100,000, which were significantly higher than the same period last year due to commercial customers utilizing higher yielding investment alternatives. Demand deposits increased from the prior year quarter resulting from a shift from repo sweeps, as well as the shift from transaction accounts due to the FDIC guarantee program. Net charge-offs as a percent of average loans and leases increased to 206 bp from 128 bp in the first quarter of 2008. Net charge-offs increased in comparison to the prior year quarter due to weakening economic conditions and the continuing deterioration of credit within the Bancorp’s footprint, particularly in Michigan and Florida, involving commercial loans and commercial mortgage loans.

Noninterest income increased $19 million, or 12%, compared to the same quarter last year due to corporate banking revenue growth of $6 million and gains of $13 million from the sale of commercial loans held for sale. Corporate banking revenue increased as a result of higher lease remarketing and business lending fees, offset by lower derivative fee income. The net gain on sale of commercial loans held for sale resulted from slightly favorable prices realized on certain commercial loans designated as held for sale in the fourth quarter of 2008.

Noninterest expense increased $16 million, or seven percent, compared to the first quarter of 2008 primarily due to higher loan and lease expense from increased collections activities compared to the first quarter of 2008. Additionally, FDIC insurance costs increased as a result of higher assessment rates during the first quarter of 2009.

The Commercial Banking segment had an income tax benefit resulting from the settlement of litigation with the IRS related to leveraged leases in the first quarter of 2009. The settlement agreement resulted in reduced income tax expense pertaining to a reduction in tax reserves related to these exposures. For further information, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,311 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 11: Branch Banking

For the three months ended March 31 ($ in millions)	2009	2008
Income Statement Data
Net interest income	$380	$408
Provision for loan and lease losses	128	64
Noninterest income:
Service charges on deposits	96	101
Electronic payment processing	47	43
Investment advisory income	19	22
Other noninterest income	19	25
Noninterest expense:
Salaries, incentives and benefits	125	127
Net occupancy and equipment expenses	42	38
Other noninterest expenses	158	133

Income before taxes	108	237
Applicable income tax expense	38	83

Net income	$70	$154

Average Balance Sheet Data
Consumer loans	$13,177	$12,357
Commercial loans	5,545	5,291
Demand deposits	6,144	5,687
Interest checking	7,406	7,969
Savings and money market	16,230	16,035
Other time	14,184	10,712

Net income decreased $84 million, or 54%, compared to the first quarter of 2008 resulting from lower net interest income, a higher provision for loan and lease losses, as well as increased FDIC insurance costs. Net interest income decreased $28 million, or seven percent, due to the decrease in yields related to interest checking and savings and money market accounts. Average loans and leases increased six percent compared to the first quarter of 2008 as home equity lines and loans increased $1.0 billion and credit card balances increased by $181 million, or 12%. The increase in home equity lines and loans is attributed to $454 million in loans from the First Charter acquisition in the second quarter of 2008. The increase in credit card balances resulted from an increased focus on relationships with current customers through the cross-selling of credit cards. Average core deposits increased eight percent over the first quarter of 2008 with 32% growth in consumer certificates of deposits offset by a seven percent decrease in interest checking deposits. Net charge-offs as a percent of average loan and leases increased to 278 bp from 146 bp in the first quarter of 2008. Net charge-offs increased in comparison to the prior year quarter as the Bancorp experienced higher charge-offs involving commercial loans reflecting borrower stress, and home equity lines and loans from a decrease in home prices within the Bancorp’s footprint. Credit card charge-offs also increased due to borrower stress and a seasoning of the credit card portfolio.

Noninterest income decreased five percent compared to the first quarter of 2008 as service charges on deposits decreased $5 million, or five percent due to lower transaction volumes. Noninterest expense increased $27 million, or nine percent, compared to the first quarter of 2008 primarily due to higher FDIC insurance costs, which increased $17 million. FDIC insurance costs increased due to higher assessment rates during the first quarter of 2009. Net occupancy and equipment costs increased nine percent as a result of additional banking centers acquired from First Charter. Since the first quarter of 2008, the Bancorp’s banking centers have increased by 79 to 1,311 as of March 31, 2009.

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

TABLE 12: Consumer Lending

For the three months ended March 31 ($ in millions)	2009	2008
Income Statement Data
Net interest income	$132	$113
Provision for loan and lease losses	133	76
Noninterest income:
Mortgage banking net revenue	131	93
Other noninterest income	25	19
Noninterest expense:
Salaries, incentives and benefits	43	39
Other noninterest expenses	68	51

Income before taxes	44	59
Applicable income tax expense	15	21

Net income	$29	$38

Average Balance Sheet Data
Residential mortgage loans	$10,763	$11,229
Home equity	1,051	1,218
Automobile loans	7,845	9,560
Consumer leases	735	787

Net income decreased $9 million compared to the first quarter of 2008 as increased net interest income and mortgage banking net revenue were offset by growth in provision for loan and lease losses and increased loan processing expense. Net interest income increased $19 million compared to the first quarter of 2008 due in part to the accretion of purchase accounting adjustments, totaling $10 million, related to the acquisition of First Charter and $8 million related to an increase in the investment portfolio involving mortgage-backed securities over the prior year quarter. Average residential mortgage loans decreased four percent compared to the first quarter of 2008 as the addition of loans acquired from First Charter was offset by an overall decrease in residential mortgage loans held in the portfolio. Average automobile loans decreased primarily due to the securitization of $2.7 billion in automobile loans during the first quarter of 2008. Net charge-offs as a percent of average loan and leases increased from 151 bp in the first quarter of 2008 to 286 bp in the first quarter of 2009. Net charge-offs, primarily in residential mortgage loans, increased in comparison to the prior year quarter due to a weakening economy and deteriorating real estate values within the Bancorp’s footprint, particularly in Michigan and Florida. During the first quarter of 2009, Michigan and Florida accounted for approximately 79% of the residential mortgage charge-offs in the Consumer Lending segment. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards. As of March 31, 2009, the Bancorp had restructured approximately $657 million and $332 million of residential mortgage loans and home equity loans, respectively, to mitigate losses due to declining collateral values.

Mortgage banking net revenue increased from strong growth in originations and high sales margins during the first quarter of 2009. Consumer Lending had mortgage originations of $4.9 billion, an increase of 27% over the same quarter last year. The Bancorp remains committed to being a prime mortgage originator and has benefited from a decrease in interest rates during the latter part of 2008 and into the first quarter of 2009. Loan processing expense grew $5 million, or 52%, compared to the first quarter of 2008 due to the growth in mortgage originations and increased collection activities.

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

TABLE 13: Processing Solutions

For the three months ended March 31 ($ in millions)	2009	2008
Income Statement Data
Net interest income	$3	$—
Provision for loan and lease losses	3	3
Noninterest income:
Financial institutions processing	95	90
Merchant processing	81	77
Card issuer interchange	19	19
Other noninterest income	10	12
Noninterest expense:
Salaries, incentives and benefits	20	20
Payment processing expense	65	64
Other noninterest expenses	50	49

Income before taxes	70	62
Applicable income tax expense	24	22

Net income	$46	$40

Net income increased $6 million, or 14%, compared to the first quarter of 2008 as the segment continues to increase its presence in the electronic payment processing business. On a year-over-year basis, the segment continued to experience growth in transaction volumes and revenue, despite the slowdown in consumer spending, due to the addition and conversion of large national clients since the first quarter of 2008. Financial institutions processing revenues increased $5 million, or six percent, compared to the first quarter of 2008 as a result of higher transaction volumes as debit card use continues to replace cash and checks at the point of sale transaction. Merchant processing revenue increased $4 million, or four percent, over the same quarter last year from higher debit processing revenue. The Bancorp continues to see significant opportunities to attract new financial institution customers and retailers within this business segment.

Payment processing expense was relatively flat compared to the first quarter of 2008 as higher network charges resulting from a 15% increase in debit transaction volumes was offset by lower card management expenses. Overall, expenses have moderated and are consistent with revenue growth as the business has been able to leverage its size and the conversion of its large national clients.

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

TABLE 14: Investment Advisors

For the three months ended March 31 ($ in millions)	2009	2008
Income Statement Data
Net interest income	$37	$48
Provision for loan and lease losses	9	5
Noninterest income:
Investment advisory revenue	77	94
Other noninterest income	6	8
Noninterest expense:
Salaries, incentives and benefits	34	42
Other noninterest expenses	49	53

Income before taxes	28	50
Applicable income tax expense	10	18

Net income	$18	$32

Average Balance Sheet Data
Loans and leases	$3,288	$3,439
Core deposits	4,518	5,153

Net income decreased $14 million compared to the first quarter of 2008 as a decline in operating expenses was more than offset by decreases in investment advisory revenue and net interest income. Investment Advisors realized average loan declines of four percent and average core deposit declines of 12% compared to the first quarter of 2008.

Noninterest income decreased $19 million, or 18%, compared to the first quarter of 2008, as investment advisory income decreased 18%, to $77 million, with institutional income declining $5 million, or 23%, driven by lower asset values on assets managed compared to the first quarter of 2008. Included within investment advisory income is brokerage income, which declined $6 million, or 20%, compared to the first quarter of 2008, reflecting the continued shift in assets from equity products to lower yielding money market funds due to market volatility as well as a decline in transaction-based revenues. Noninterest expense decreased due to a decline in compensation and bonuses within salaries, incentives and benefits. Compensation expense and incentive compensation decreased $4 million and $5 million, respectively, as the number of employees declined and bonuses were based on lower revenue levels. As of March 31, 2009, the Bancorp had $166 billion in assets under care and $23 billion in managed assets.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

The first quarter of 2009 results of General Corporate and Other were primarily impacted by a tax benefit of $106 million from the surrender of one of the Bancorp’s BOLI policies partially offset by a $54 million BOLI charge for reserves recorded in connection with the intent to surrender the policy, as well as losses related to market value declines. The results in the first quarter of 2008 included $273 million in income related to the redemption of a portion of the Bancorp’s ownership interests in Visa, a $152 million reversal of expenses representing a portion of previously recorded litigation reserves, both associated with Visa’s initial purchase offer, as well as a $152 million charge to reflect the lower cash surrender value of one of the Bancorp’s BOLI policies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Tables 15 and 16 summarize the end of period and average total loans and leases, including loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 15: Components of Total Loans and Leases (includes held for sale)

	March 31, 2009		December 31, 2008		March 31, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$28,627	34	$29,220	34	$27,937	33
Commercial mortgage loans	12,768	15	12,952	15	12,155	14
Commercial construction loans	4,930	6	5,114	6	5,592	7
Commercial leases	3,521	4	3,666	5	3,727	5

Subtotal – commercial	49,846	59	50,952	60	49,411	59

Consumer:
Residential mortgage loans	10,972	13	10,292	12	10,985	13
Home equity	12,710	15	12,752	15	11,803	14
Automobile loans	8,688	10	8,594	10	8,394	10
Credit card	1,816	2	1,811	2	1,686	2
Other consumer loans and leases	1,139	1	1,194	1	1,180	2

Subtotal – consumer	35,325	41	34,643	40	34,048	41

Total loans and leases	$85,171	100	$85,595	100	$83,459	100

Total loans and leases increased $1.7 billion, or two percent, over the first quarter of 2008. The growth in total loans and leases was due to acquisitions since the first quarter of 2008 and the use of contingent liquidity facilities related to certain off-balance sheet programs.

Total commercial loans and leases increased $435 million, or one percent, compared to March 31, 2008. The increase compared to the first quarter of 2008 was primarily a result of acquiring $1.6 billion of commercial loans related to the First Charter acquisition in the second quarter of 2008 and an additional $1.5 billion from the use of contingent liquidity facilities related to certain off-balance sheet programs that were drawn upon starting in the third quarter of 2008, partially offset by a decrease in commercial construction loans. Included within the contingent liquidity facilities were approximately $204 million in draws on outstanding letters of credit that were supporting certain securities issued as VRDNs. For further information on these arrangements, see the Off-Balance Sheet Arrangements section and Note 9 of the Notes to Condensed Consolidated Financial Statements. Commercial mortgage loans increased five percent and commercial loans increased two percent over the first quarter of 2008, which included the impact of acquisitions since the first quarter of 2008. Commercial construction loans decreased 12%, or $663 million, compared to the first quarter of 2008 due to management’s strategy to suspend new lending to homebuilders and commercial non-owner occupied real estate and raise underwriting standards for all commercial products. The overall mix of commercial loans and leases is relatively consistent with prior periods.

Total consumer loans and leases increased $1.3 billion, or four percent, compared to March 31, 2008, as a result of $1.0 billion in consumer loans related to the First Charter acquisition in the second quarter of 2008 and an increase in home equity loans, automobile loans, and credit card loans. Home equity loans increased $907 million or eight percent over the first quarter of 2008, due to acquisition activity and new product offerings in 2008. Automobile loans increased $294 million, or four percent, compared to the first quarter of 2008, due to acquisition activity and a build up in the portfolio after the first quarter of 2008 automobile loan securitizations. Credit card loans increased to $1.8 billion, an increase of eight percent over the first quarter of 2008, due to the Bancorp’s continued success in cross-selling credit cards to its existing retail customer base.

Average total commercial loans and leases increased $2.5 billion, or five percent, compared to the first quarter of 2008. The increase in average total commercial loans and leases was primarily driven by growth in commercial loans and commercial mortgage loans, which increased nine percent and six percent, respectively, partially offset by an eight percent decrease in commercial construction loans compared to the first quarter of 2008. Growth in overall average commercial loans and leases was primarily due to the previously mentioned acquisitions subsequent to the first quarter of 2008. The decrease in commercial construction loans was primarily due to the elimination of new originations, as previously mentioned.

Average total consumer loans and leases decreased $1.6 billion, or four percent, compared to the first quarter of 2008 as a result of a decrease in automobile loans of 18% largely due to the $2.7 billion automobile securitizations that occurred in the first quarter of 2008, a decrease in residential mortgage loans of $778 million, or seven percent, partially offset by an increase in home equity loans of $917 million, or eight percent. The Bancorp experienced a decrease in average consumer loans and leases in a majority of its markets with the exception of North Carolina, which increased $584 million due primarily to acquisition activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2009		December 31, 2008		March 31, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$28,968	34	$30,227	35	$26,617	31
Commercial mortgage loans	12,809	15	13,194	15	12,052	14
Commercial construction loans	5,115	6	5,990	7	5,577	7
Commercial leases	3,564	4	3,610	4	3,723	4

Subtotal – commercial	50,456	59	53,021	61	47,969	56

Consumer:
Residential mortgage loans	10,921	13	10,327	12	11,699	14
Home equity	12,763	15	12,677	14	11,846	14
Automobile loans	8,687	10	8,428	10	10,542	13
Credit card	1,825	2	1,748	2	1,660	2
Other consumer loans and leases	1,177	1	1,225	1	1,196	1

Subtotal – consumer	35,373	41	34,405	39	36,943	44

Total average loans and leases	$85,829	100	$87,426	100	$84,912	100

Total portfolio loans and leases (excludes held for sale)	$83,561		$86,369		$80,945

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of March 31, 2009, total investment securities were $18.7 billion compared to $13.0 billion at March 31, 2008.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale portfolio for other- than-temporary impairment (OTTI) on the basis of both the duration of the decline in value of the security and the severity of that decline, and maintains the intent and ability to hold these securities to the earlier of the recovery of the loss or maturity.

At March 31, 2009, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The Bancorp did not hold asset-backed securities backed by subprime loans in its securities portfolio at March 31, 2009.

TABLE 17: Components of Investment Securities

($ in millions)	March 31, 2009	December 31, 2008	March 31, 2008
Trading:
Variable rate demand notes	$1,229	1,140	—
Other securities	178	51	184

Total trading	$1,407	1,191	184

Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$185	186	3
U.S. Government sponsored agencies	2,351	1,651	160
Obligations of states and political subdivisions	300	323	441
Agency mortgage-backed securities	9,391	8,529	9,473
Other bonds, notes and debentures	3,097	613	1,213
Other securities	1,318	1,248	1,127

Total available-for-sale and other securities	$16,642	12,550	12,417

Held-to-maturity:
Obligations of states and political subdivisions	$353	355	349
Other bonds, notes and debentures	5	5	4

Total held-to-maturity	$358	360	353

Trading securities increased from $184 million as of March 31, 2008 to $1.4 billion as of March 31, 2009. The increase was driven by $1.2 billion of VRDNs held by the Bancorp in its trading securities portfolio at March 31, 2009. These securities were purchased from the market during 2008 and 2009, through FTS, who was also the remarketing agent. For more information on the Bancorp’s obligations in remarketing VRDNs, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

TABLE 18: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2009 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$80	$81	0.8	2.17%
Average life 1 – 5 years	103	105	1.4	2.00
Average life 5 – 10 years	1	1	9.7	1.48
Average life greater than 10 years	1	1	11.3	1.19

Total	185	188	1.2	2.07
U.S. Government sponsored agencies:
Average life of one year or less	4	4	0.3	5.46
Average life 1 – 5 years	168	172	1.5	3.10
Average life 5 – 10 years	2,179	2,216	7.6	3.61
Average life greater than 10 years	—	—	—	—

Total	2,351	2,392	7.1	3.58
Obligations of states and political subdivisions (a):
Average life of one year or less	222	223	0.2	7.32
Average life 1 – 5 years	30	30	2.8	7.35
Average life 5 – 10 years	48	49	7.3	6.86
Average life greater than 10 years	—	—	—	—

Total	300	302	1.6	7.25
Agency mortgage-backed securities:
Average life of one year or less	1,504	1,526	0.7	4.90
Average life 1 – 5 years	7,471	7,688	2.5	5.06
Average life 5 – 10 years	416	440	5.6	5.18
Average life greater than 10 years	—	—	—	—

Total	9,391	9,654	2.4	5.04
Other bonds, notes and debentures (b):
Average life of one year or less	1,895	1,883	0.3	1.98
Average life 1 – 5 years	927	926	2.3	7.39
Average life 5 – 10 years	101	83	6.6	7.49
Average life greater than 10 years	174	170	27.2	1.81

Total	3,097	3,062	2.6	3.77
Other securities (c)	1,318	1,318

Total available-for-sale and other securities	$16,642	$16,916	3.1	4.56%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.50%, 1.79%, 0.20% and 2.06% for securities with an average life of one year or less, 1-5 years, 5-10 years and in total, respectively.

(b)	Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.

(c)	Other securities consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank restricted stock holdings that are carried at par, Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock holdings, certain mutual fund holdings and equity security holdings.

On an amortized cost basis, at March 31, 2009, available-for-sale securities increased $4.2 billion since March 31, 2008. The Bancorp purchases and sells investment securities in order to manage its interest rate risk and liquidity position as well as provide collateral for its public funds deposits. In the first quarter of 2009, financial market volatility created attractive investment opportunities. As a result, the Bancorp provided liquidity to the consumer ABS market by purchasing $1.4 billion in AAA-rated automobile asset-backed securities, and $1.5 billion of agency issued mortgage backed securities and debentures to manage the interest rate risk of the Bancorp. The increase in securities was also driven by the purchase of an additional $553 million of commercial paper from an unconsolidated QSPE. At March 31, 2009, available-for-sale securities have increased to 16% of interest-earning assets, compared to 13% at March 31, 2008. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 3.1 years at March 31, 2009 compared to 6.0 years at March 31, 2008. The decrease in the weighted-average life of the debt securities portfolio was due to a decline in market rates, which increased the likelihood that borrowers would refinance, decreasing the weighted-average life of agency mortgage-backed securities, which are a majority of the Bancorp’s available-for-sale portfolio. At March 31, 2009, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.56% compared to 5.20% at March 31, 2008. The available-for-sale portfolio, which is largely comprised of fixed-rate securities, benefited from the decline in market rates, which led to an increase in net unrealized gains from $4 million at March 31, 2008 to $274 million at March 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Since the second half of 2007, as part of its liquidity support agreement, the Bancorp has purchased investment grade commercial paper from an unconsolidated QSPE that is wholly owned by an independent third-party. The commercial paper has maturities ranging from one day to 90 days. The commercial paper is backed by the assets held by the QSPE and, as of the March 31, 2009 and 2008, the Bancorp held $1.2 billion and $600 million of this commercial paper in its available-for-sale portfolio. Refer to the Off-Balance Sheet Arrangements section for more information on the QSPE.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by expanding its retail franchise through offering competitive rates and enhancing its product offerings. At March 31, 2009, core deposits represented 57% of the Bancorp’s asset funding base, compared to 59% at March 31, 2008.

Core deposits grew four percent compared to March 31, 2008. Growth in core deposits included $2.4 billion attributable to the acquisition of First Charter. Excluding deposits from acquisitions, core deposits remained at a consistent level from the first quarter of 2008 as the Bancorp experienced a mix shift from money market and other time accounts to demand deposits. Demand deposits grew 18% from the first quarter of 2008. The increase was primarily driven by a 22% year-over-year growth in commercial demand deposits, which occurred as a result of increased attractiveness of commercial demand deposit accounts to the Bancorp’s commercial customers due to mitigating risk through FDIC insurance of demand deposit accounts (DDAs) and a lower economic benefit from sweeping balances into interest-bearing vehicles.

Certificates $100,000 and over increased by $6.8 billion compared to March 31, 2008, primarily driven by an increase in customer jumbo certificates of deposit in an overall effort by the Bancorp to reduce exposure to market related funding. Additionally, growth in certificates of deposit $100,000 and over included $740 million attributable to the acquisition of First Charter.

On an average basis, core deposits increased four percent and included customer migration from low interest rate checking to higher yielding accounts compared to the first quarter of 2008. Excluding the First Charter acquisition, average core deposits were flat compared to March 31, 2008. On a year-over-year basis, the Bancorp realized growth in demand, savings, and certificates of deposit balances, which more than offset the decrease in interest checking, money market, and foreign office commercial sweep deposits.

TABLE 19: Deposits

($ in millions)	March 31, 2009		December 31, 2008		March 31, 2008
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$16,370	21	$15,287	19	$14,949	21
Interest checking	14,510	18	14,222	18	14,842	21
Savings	16,517	21	16,063	20	16,572	23
Money market	4,353	5	4,689	6	7,077	10
Foreign office	1,671	2	2,144	3	2,354	3

Transaction deposits	53,421	67	52,405	66	55,794	78
Other time	14,571	18	14,350	19	9,883	14

Core deposits	67,992	85	66,755	85	65,677	92
Certificates - $100,000 and over	11,784	15	11,851	15	4,993	7
Other foreign office	6	—	7	—	731	1

Total deposits	$79,782	100	$78,613	100	$71,401	100

TABLE 20: Average Deposits

	March 31, 2009		December 31, 2008		March 31, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$15,532	20	14,602	19	$13,208	18
Interest checking	14,229	18	13,698	18	14,836	20
Savings	16,272	21	15,960	20	16,075	22
Money market	4,559	6	4,983	6	6,896	9
Foreign office	1,755	2	1,876	2	2,443	3

Transaction deposits	52,347	67	51,119	65	53,458	72
Other time	14,501	18	13,337	18	10,884	15

Core deposits	66,848	85	64,456	83	64,342	87
Certificates - $100,000 and over	11,802	15	12,468	16	5,835	8
Other foreign office	247	—	1,090	1	3,861	5

Total deposits	$78,897	100	78,014	100	$74,038	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings

Total borrowings declined by $2.4 billion, or nine percent, over March 31, 2008, due to the decline in federal funds purchased and long-term debt, which more than offset the increase in other short-term borrowings. As of March 31, 2009 and March 31, 2008, total borrowings as a percentage of interest-bearing liabilities were 27% and 32%, respectively.

Total short-term borrowings were $11.4 billion at March 31, 2009 compared to $12.0 billion at March 31, 2008 as the Bancorp shifted from federal funds to other short-term borrowings due to market illiquidity and uncertainty in the federal funds market since the first quarter of 2008. Other short-term borrowings consist of $9.3 billion in Term Auction Facility funds and $1.8 billion in FHLB advances at March 31, 2009.

Long-term debt at March 31, 2009 decreased 13% compared to March 31, 2008. In the first quarter of 2009, a $1.0 billion FHLB advance matured resulting in a decrease of long-term debt. As a result, in order to meet current borrowing needs, the Bancorp chose to increase its other short-term borrowings.

Information on the average rates paid on borrowings is located in the Statements of Income Analysis. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

TABLE 21: Borrowings

($ in millions)	March 31, 2009	December 31, 2008	March 31, 2008
Federal funds purchased	$363	287	$5,612
Other short-term borrowings	11,076	9,959	6,387
Long-term debt	12,178	13,585	14,041

Total borrowings	$23,617	23,831	$26,040

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

•

Consumer Credit Risk Management provides safety and soundness within an independent management framework that supports the Bancorp’s Consumer loan growth strategies, ensuring portfolio optimization, appropriate risk controls and oversight, reporting, and monitoring of underwriting and credit administration processes;

•

Operational Risk Management works with the line of business risk managers, affiliates and lines of business to maintain processes to monitor and manage all aspects of operational risk including ensuring consistency in application of enterprise operational risk programs, Sarbanes-Oxley compliance, and serving as a policy clearinghouse for the Bancorp, including policies relating to credit, market and operational risk. In addition, the Bank Protection function oversees and manages fraud prevention and detection and provides investigative and recovery services for the Bancorp;

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

Overview

General economic conditions continued to deteriorate from the first quarter of 2008, which had an adverse impact across the majority of the Bancorp’s loan and lease products. Geographically, the Bancorp experienced the most stress in the states of Michigan and Florida due to the decline in real estate prices. Real estate price deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among portfolios, the commercial homebuilder and developer, non-owner occupied residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended new lending to homebuilders and to commercial non-owner occupied real estate, discontinued the origination of brokered home equity products and raised underwriting standards on residential mortgages and commercial real estate loans. During the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries and obtain the highest realizable value, the Bancorp sold or moved to held-for-sale $1.3 billion in commercial loans. In the first quarter of 2009, the Bancorp continued to aggressively engage in other loss mitigation techniques such as reducing lines of credit, restructuring certain consumer loans, tightening underwriting standards on commercial real estate loans and expanding commercial and consumer loan workout teams. The following credit information presents the Bancorp’s loan portfolio diversification, an analysis of nonperforming loans and loans charged-off, and a discussion of the allowance for credit losses.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 22 provides breakouts of the total commercial loan and lease portfolio, including held for sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial portfolio. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment and real estate project type.

The risk within the commercial real estate portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, the monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner occupied, non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum loan-to-values (“LTV”), minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. In the first quarter of 2009, commercial real estate underwriting standards were further tightened requiring lower LTV ratios on all commercial real estate loans.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 22: Commercial Loan and Lease Portfolio (a)

	2009			2008
As of March 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$11,470	13,654	509	$11,837	14,935	241
Manufacturing	7,634	14,077	147	7,201	14,311	43
Construction	4,787	6,955	727	5,052	8,273	369
Financial services and insurance	3,618	8,062	37	2,850	7,252	36
Retail trade	3,396	6,352	175	4,401	7,398	49
Healthcare	3,165	5,197	52	2,735	4,476	17
Business services	2,793	5,046	38	2,347	4,362	33
Transportation & warehousing	2,608	3,071	27	2,681	3,211	31
Wholesale trade	2,417	4,627	36	2,355	4,400	29
Other services	1,211	1,698	25	1,022	1,411	16
Accommodation and food	1,133	1,605	29	1,110	1,577	49
Individuals	1,032	1,297	40	1,187	1,588	27
Communication and information	909	1,465	19	820	1,489	5
Mining	862	1,269	17	520	1,017	3
Entertainment and recreation	745	995	36	634	878	13
Public administration	729	931	—	777	1,041	—
Agribusiness	617	779	16	591	799	3
Utilities	502	1,241	—	395	1,300	—
Other	218	398	7	898	1,581	67

Total	$49,846	78,719	1,937	$49,413	81,299	1,031

By loan size:
Less than $200,000	3%	2	5	3	2	7
$200,000 to $1 million	12	9	21	13	10	19
$1 million to $5 million	25	21	39	27	23	43
$5 million to $10 million	23	22	14	25	23	18
$10 million to $25 million	14	15	14	13	14	9
Greater than $25 million	23	31	7	19	28	4

Total	100%	100	100	100	100	100

By state:
Ohio	26%	30	16	27	30	16
Michigan	17	15	18	19	18	31
Florida	9	7	16	11	9	26
Illinois	8	9	10	9	9	6
Indiana	7	7	8	8	8	7
Kentucky	5	5	6	5	5	4
North Carolina	3	3	1	1	1	—
Tennessee	2	2	4	3	3	2
Pennsylvania	2	2	1	2	2	—
All other states	21	20	20	15	15	8

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income; exposure reflects total commercial customer lending commitments.

As of March 31, 2009, the Bancorp had homebuilder exposure of $3.4 billion and outstanding loans of $2.5 billion with $511 million in portfolio commercial loans and $177 million in held-for-sale commercial loans classified as nonaccrual loans. As of March 31, 2009, approximately 41% of the outstanding loans to homebuilders are located in the states of Michigan and Florida and represent approximately 50% of the nonaccrual loans. As of March 31, 2008, the Bancorp had homebuilder exposure of $4.1 billion, outstanding loans of $2.7 billion with $309 million in nonaccrual loans.

The commercial portfolio has $640 million outstanding with $1.4 billion in exposure to automobile suppliers and $456 million in nonaccrual loans with $1.8 billion outstanding and $2.8 billion of direct exposure to automobile dealers and $130 million in nonaccrual loans as of March 31, 2009.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Table 23 provides further information on the location of commercial real estate and construction industry loans and leases.

TABLE 23: Outstanding Commercial Real Estate and Construction Loans and Leases by State

	Outstanding		Nonaccrual
As of March 31 ($ in millions)	2009	2008	2009	2008
Ohio	$3,997	4,220	$198	108
Michigan	3,767	4,655	212	229
Florida	2,300	2,796	272	174
Illinois	1,330	1,394	117	24
Indiana	1,096	1,280	85	42
North Carolina	1,056	23	13	1
Kentucky	772	818	48	12
Tennessee	382	490	32	11
All other states	1,558	1,213	259	9

Total	$16,258	16,889	$1,236	610

Residential Mortgage Portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. Table 24 shows the Bancorp’s originations of these products for the three months ended March 31, 2009 and 2008. The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest.

TABLE 24: Residential Mortgage Originations

	2009		2008
For the three months ended March 31 ($ in millions)	Amount	Percent of total	Amount	Percent of total
Greater than 80% LTV with no mortgage insurance	$28	1%	$7	—%
Interest-only	81	2	432	11
Greater than 80% LTV and interest-only	—	—	—	—
80/20 loans	9	—	31	1

Table 25 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of March 31, 2009 and 2008. The balance of the mortgage portfolio not included in Table 25 is characterized by in-footprint mortgage loans with less than 80% loan-to-value, with approximately two-thirds representing fixed rate mortgages. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit cost, as more than 97% of 2009 resets are expected to see no increase or a decrease in monthly payments, due to the decrease in mortgage rates over the past year.

TABLE 25: Residential Mortgage Outstandings

	2009			2008
As of March 31 ($ in millions)	Amount	Percent of total	Delinquency Ratio	Amount	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,917	22%	11.86%	$2,020	21%	9.91%
Interest-only	1,580	18	6.14	1,689	18	1.65
Greater than 80% LTV and interest-only	398	4	8.74	471	5	7.95
80/20 loans	—	—	—	—	—	—

The Bancorp previously originated certain non-conforming residential mortgage loans known as “Alt-A” loans. Borrower qualifications were comparable to other conforming residential mortgage products. As of March 31, 2009, the Bancorp held $112 million of Alt-A mortgage loans in its portfolio with approximately $21 million in nonaccrual.

The Bancorp previously sold certain mortgage products in the secondary market with credit recourse. The outstanding balances and delinquency rates for those loans sold with credit recourse as of March 31, 2009 and 2008 were $1.3 billion and 6.56%, and $1.5 billion and 4.66%, respectively. At March 31, 2009 and 2008, the Bancorp maintained a credit loss reserve on these loans sold with credit recourse of approximately $20 million and $16 million, respectively. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further information.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Home Equity Portfolio

The home equity portfolio is characterized by 81% of outstanding balances within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 735 as of March 31, 2009, compared with 734 at March 31, 2008 and 735 at March 31, 2007. The Bancorp stopped origination of brokered home equity loans during the fourth quarter of 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. Further detail on location and origination LTV ratios is included in Table 26.

TABLE 26: Home Equity Outstandings

	2009			2008
As of March 31 ($ in millions)	LTV less than 80%	LTV greater than 80%	Delinquency Ratio	LTV less than 80%	LTV greater than 80%	Delinquency Ratio
Ohio	$1,978	$1,956	1.77%	$1,876	$2,013	1.60%
Michigan	1,448	1,232	2.74	1,390	1,283	2.05
Indiana	628	576	2.40	617	624	1.80
Illinois	869	575	2.73	662	550	2.12
Kentucky	530	543	2.03	504	581	1.67
Florida	738	285	4.89	573	287	3.43
All other states	380	972	3.73	174	669	3.49

Total	$6,571	$6,139	2.62%	$5,796	$6,007	2.05%

Analysis of Nonperforming Assets

A summary of nonperforming assets is included in Table 27. Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) restructured consumer loans which are 90 days past due based on the restructured terms and (iii) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 150 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan is not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses. During the first quarter of 2009, the Bancorp modified its nonaccrual policy to exclude troubled debt restructured residential mortgage and consumer loans that were less than 90 days past due as determined by the modified terms because they were performing in accordance with the restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.

Total nonperforming assets, including loans held for sale, were $3.1 billion at March 31, 2009, compared to $2.5 billion at December 31, 2008 and $1.5 billion at March 31, 2008. At March 31, 2009, $403 million of nonaccrual commercial loans were held-for-sale compared to $473 million as of March 31, 2008. The nonaccrual loans in held for sale consisted primarily of real estate secured loans in Michigan and Florida, and were carried at the lower of cost or market. Excluding the held-for-sale nonaccrual loans, nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of March 31, 2009 was 3.19% compared to 2.38% as of December 31, 2008 and 1.81% as of March 31, 2008. The composition of nonaccrual credits continues to be concentrated in real estate as 78% of nonaccrual credits were secured by real estate as of March 31, 2009 compared to approximately 82% as of December 31, 2008 and approximately 81% as of March 31, 2008. Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of March 31, 2009 was 3.57% compared to 2.89% as of December 31, 2008 and 1.76% as of March 31, 2008.

Excluding the $403 million of nonperforming loans held-for-sale, commercial nonperforming loans and leases increased from $1 billion at March 31, 2008 to $1.9 billion as of March 31, 2009. The majority of the increase was driven by the real estate and construction industries in the states of Florida and Michigan. These states combined to represent 34% of total commercial nonaccrual credits as of March 31, 2009. As shown in Table 27, the real estate and construction industries contributed to approximately three-fourths of the year-over-year increase in nonaccrual credits. Of the $1.2 billion of real estate and construction nonaccrual credits, $688 million was related to homebuilders or developers.

Consumer nonperforming loans and leases increased from $236 million in the first quarter of 2008 to $459 million in the first quarter of 2009. The increase in consumer nonperforming loans is primarily attributable to declines in the housing markets in the Michigan, Florida, and Ohio, the rise in unemployment, and an increase in bankruptcy filings. Michigan, Florida, and Ohio accounted for 64% of total consumer nonperforming assets. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain loans. Consumer restructured loans are reviewed, and if repayment is likely, are recorded as performing loans. Consumer restructured loans contributed $167 million to nonperforming loans as of March 31, 2009 compared to $53 million in restructured loans as of March 31, 2008. As of March 31, 2009, redefault rates for restructured loans 30 days past due for residential mortgages loans, home equity loans and credit cards were 31%, 26% and 27% respectively.

Quantitative and Qualitative Disclosures About Market Risk (continued)

For the first quarter of 2009, interest income of $57 million would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 27: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual loans and leases:
Commercial loans	$667	541	300
Commercial mortgage loans	692	482	312
Commercial construction loans	551	362	408
Commercial leases	27	21	11
Residential mortgage loans	265	259	138
Home equity	25	26	42
Automobile loans	2	5	3
Other consumer loans and leases	—	—	—
Restructured loans and leases (nonaccrual):
Residential mortgage loans (a)	81	20	18
Home equity loans (a)	39	29	21
Automobile loans (a)	1	1	1
Credit card	46	30	3

Total nonperforming loans and leases	2,396	1,776	1,267
Repossessed personal property and other real estate owned	252	230	204

Total nonperforming assets	2,648	2,006	1,471
Nonaccrual loans held for sale	403	473	—

Total nonperforming assets including loans held for sale	3,051	2,479	1,471

Commercial loans	131	76	73
Commercial mortgage loans	124	136	97
Commercial construction loans	49	74	49
Commercial leases	6	4	3
Residential mortgage loans (b)	231	198	192
Home equity	105	96	76
Automobile loans	18	21	14
Credit card	68	56	34
Other consumer loans and leases	1	1	1

Total 90 days past due loans and leases	$733	662	539

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (c)	3.19%	2.38	1.81
Allowance for loan and lease losses as a percent of total nonperforming assets	116	139	82

(a)	During the first quarter of 2009, the Bancorp modified its nonaccrual policy to exclude troubled debt restructured loans that were less than 90 days past due because they were performing in accordance with the restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.

(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2009, December 31, 2008 and March 31, 2008, these advances were $55 million, $40 million and $27 million, respectively.

(c)	Does not include loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 237 bp for the first quarter of 2009, compared to 750 bp for the fourth quarter of 2008 and 137 bp for the first quarter of 2008. Table 28 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 28: Summary of Credit Loss Experience

For the three months ended March 31 ($ in millions)	2009	2008
Losses charged off:
Commercial loans	($116)	(39)
Commercial mortgage loans	(79)	(33)
Commercial construction loans	(78)	(72)
Residential mortgage loans	(75)	(34)
Home equity	(73)	(42)
Automobile loans	(56)	(44)
Credit card	(38)	(21)
Other consumer loans and leases	(6)	(8)

Total losses	(521)	(293)
Recoveries of losses previously charged off:
Commercial loans	13	3
Commercial mortgage loans	2	—
Commercial construction loans	2	—
Residential mortgage loans	—	—
Home equity	1	1
Automobile loans	10	9
Credit card	2	1
Other consumer loans and leases	1	3

Total recoveries	31	17
Net losses charged off:
Commercial loans	(103)	(36)
Commercial mortgage loans	(77)	(33)
Commercial construction loans	(76)	(72)
Residential mortgage loans	(75)	(34)
Home equity	(72)	(41)
Automobile loans	(46)	(35)
Credit card	(36)	(20)
Other consumer loans and leases	(5)	(5)

Total net losses charged off	$(490)	(276)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	1.45%	.57
Commercial mortgage loans	2.50	1.10
Commercial construction loans	6.21	5.20

Total commercial loans	2.08	1.21

Residential mortgage loans	3.27	1.33
Home equity	2.28	1.39
Automobile loans	2.17	1.52
Credit card	7.92	4.78
Other consumer loans and leases	1.63	1.78

Total consumer loans	2.82	1.58

Total net losses charged-off	2.37%	1.37

The ratio of commercial loan net charge-offs to average commercial loans outstanding increased to 208 bp in first quarter of 2009 compared to 1.08% in the fourth quarter of 2008, and increased compared to 121 bp in the first quarter of 2008. The decrease compared to the fourth quarter of 2008 was due to charge-offs on $1.3 billion in criticized or impaired loans moved to held for sale or sold in the fourth quarter of 2008. The increase compared to the first quarter of 2008 was due to increases in net charge-offs in the commercial mortgage, commercial construction and commercial loan portfolios. The increase in the commercial mortgage and commercial construction captions were due to homebuilders and developers that were affected by the downturn in the real estate markets. Charge-offs for the first quarter of 2009 included $52 million related to homebuilders and developers. During the first quarter of 2009, approximately 70% of charge-offs greater than $1 million involved loans in the construction or real estate industries of which: 47% were located in Florida, 20% in Ohio, and 18% in Michigan, reflecting the real estate price deterioration in those regions. Increased charge-offs on the commercial loan portfolio were driven by commercial real estate and commercial construction related companies, which represented approximately 21% of charge-offs in the commercial loan portfolio.

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 282 bp in the first quarter of 2009 compared to 241 bp in the fourth quarter of 2008 and 158 bp in the first quarter of 2008. Residential mortgage charge-offs increased to $75 million in the first quarter of 2009 compared to $68 million in the fourth quarter of 2008 and $34 million in the first quarter of 2008. The increase from the fourth and first quarters of 2008 was due to increased foreclosure rates in the Bancorp’s key lending

Quantitative and Qualitative Disclosures About Market Risk (continued)

markets and the related increase in severity of loss on mortgage loans. Florida, Michigan and Ohio continue to rank among the top states in total mortgage foreclosures. These foreclosures not only added to the volume of charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as they contributed to declining home prices. Florida affiliates experienced the most stress and accounted for over half of the residential mortgage charge-offs in the first quarter. Compared to the first quarter of 2008, home equity charge-offs increased $31 million to 228 bp of average loans, primarily due to increases in the Michigan and Florida affiliates and among those products originated through a broker channel. Brokered home equity loans represented 42% of home equity charge-offs during the first quarter of 2009, despite representing only 17% of home equity lines and loans as of March 31, 2009. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The ratio of automobile loan net charge-offs to average automobile loans increased to 217 bp in the first quarter of 2009 compared to 152 bp in the first quarter of 2008 due to a shift in the portfolio to a higher percentage of used automobiles and an increase in loss severity due to a market surplus of used automobiles. The net charge-off ratio on credit card balances increased compared to the same quarter last year due to seasoning within the credit card portfolio. Although the credit characteristics of the credit card portfolio have been maintained during the origination of new cards, including the weighted average FICO and average line outstanding, the Bancorp does expect the charge-off ratio to increase as the portfolio matures. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

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

TABLE 29: Changes in Allowance for Credit Losses

For the three months ended March 31 ($ in millions)	2009	2008
Allowance for loan and lease losses:
Beginning balance	$2,787	$937
Net losses charged-off	(490)	(276)
Provision for loan and lease losses	773	544

Ending balance	$3,070	$1,205

Reserve for unfunded commitments:
Beginning balance	$195	$95
Provision for unfunded commitments	36	8

Ending balance	$231	$103

The allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 3.71% at March 31, 2009, compared to 3.31% at December 31, 2008 and 1.49% at March 31, 2008. This increase is reflective of a number of factors including: the increase in delinquencies, increased loss estimates due to the real estate price deterioration in some the Bancorp’s key lending markets and declines in general economic conditions. These factors were the primary drivers of the increased reserve factors for most of the Bancorp’s loan categories.

As discussed previously, nonaccrual loans and leases increased to $2.4 billion as of March 31, 2009. Impaired commercial loans increased $906 million from the first quarter 2008 and require individual review to determine loan and lease reserves. Delinquency trends also increased across most product lines and credit grades from the prior year leading to increases in reserve factors for those products.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $212 million at March 31, 2009. The Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $103 million at March 31, 2009. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

Real estate price deterioration, as determined by the Home Price Index, was most prevalent in Michigan due in part to cutbacks by automobile manufacturers, and Florida due to past real estate price appreciation and related over-development. The Bancorp has sizable exposure in both of these markets. The deterioration in real estate values increased the expected loss once a loan becomes delinquent, particularly for home equity loans with high LTV ratios.

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

The Bancorp continually reviews its credit administration and loan and lease portfolio and makes changes based on the performance of its products. Over the past year, the Bancorp has reduced its lending to homebuilder and developers, tightened underwriting standards, restructured customer loans, and engaged in significant loss mitigation strategies.

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

The Bancorp’s Executive Asset Liability Committee (ALCO), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income and mortgage banking net revenue over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for March 31, 2009. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The following table shows the Bancorp’s estimated earnings sensitivity profile and ALCO policy limits as of March 31, 2009:

TABLE 30: Estimated Earnings Sensitivity Profile

	Change in Earnings (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(2.93)%	(1.28)	(5.00)	(7.00)
+100	(2.16)	(1.92)	—	—

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

The following table shows the Bancorp’s EVE sensitivity profile and the ALCO policy limits as of March 31, 2009:

TABLE 31: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(2.81)%	(20.0)
+100	(.20)
-25	(.23)

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

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings and cash flows caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions. For further information on the Bancorp’s overall interest rate risk management strategy and the notional amount and fair values of these derivatives as of March 31, 2009, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

Table 32 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of March 31, 2009:

TABLE 32: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$15,082	11,685	1,850	28,617
Commercial mortgage loans	4,690	5,516	2,354	12,560
Commercial construction loans	2,888	1,078	779	4,745
Commercial leases	545	1,375	1,601	3,521

Subtotal - commercial loans and leases	23,205	19,654	6,584	49,443

Residential mortgage loans	3,690	3,021	2,164	8,875
Home equity	2,276	4,897	5,537	12,710
Automobile loans	3,148	4,983	557	8,688
Credit card	155	1,661	—	1,816
Other consumer loans and leases	478	536	23	1,037

Subtotal - consumer loans and leases	9,747	15,098	8,281	33,126

Total	$32,952	34,752	14,865	82,569

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of March 31, 2009:

TABLE 33: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$2,870	10,665
Commercial mortgage loans	2,992	4,878
Commercial construction loans	770	1,086
Commercial leases	2,976	—

Subtotal - commercial loans and leases	9,608	16,629

Residential mortgage loans	2,943	2,242
Home equity	1,406	9,028
Automobile loans	5,499	41
Credit card	906	755
Other consumer loans and leases	548	12

Subtotal - consumer loans and leases	11,302	12,078

Total	$20,910	28,707

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $478 million and $592 million as of March 31, 2009 and March 31, 2008, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities.

Mortgage rates fluctuated throughout the first quarter of 2009 and ended lower compared to December 31, 2008. This decrease in rates caused prepayment assumptions to increase and led to the recording of $69 million in temporary impairment during the three months ended March 31, 2009. Similarly, a decrease in mortgage rates during the first quarter of 2008 led to an increase in prepayment assumptions, which resulted in a temporary impairment of $56 million. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized gains of $86 million and $55 million on its non-qualifying hedging strategy for the three months ended March 31, 2009 and 2008, respectively. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in

Quantitative and Qualitative Disclosures About Market Risk (continued)

the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2009 and March 31, 2008 was approximately $342 million and $315 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 3.1 years at March 31, 2009 based on current prepayment expectations. Of the $16.9 billion (fair value basis) of securities in the available-for-sale portfolio at March 31, 2009, $8.2 billion in principal and interest is expected to be received in the next 12 months, and an additional $2.5 billion is expected to be received in the next 13 to 24 months. In addition to available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the three months ended March 31, 2009 and 2008, loans totaling $4.6 billion and $7.2 billion, respectively, were sold, securitized or transferred off-balance sheet.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 67% of its average total assets during the first quarter of 2009. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of March 31, 2009, $3.7 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations, however, due to current market disruptions; access to these markets may not be readily available. The Bancorp also has $16.2 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $20.7 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks.

The Bancorp had senior debt ratings of “Baa1” with Moody’s, “A-” with Standard & Poor’s, “A” with Fitch Ratings and “A” with DBRS Ltd. at April 28, 2009, which included downgrades issued by Moody’s and DBRS Ltd subsequent to the first quarter of 2009. The ratings mentioned above reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

•	Moody’s “Baa1” rating is considered medium-grade obligations and is the fourth highest ranking within its overall classification system;

•	Standard & Poor’s “A-” rating indicates the obligor’s capacity to meet its financial commitment is strong and is the third highest ranking within its overall classification system;

•	Fitch Ratings’ “A” rating is considered high credit quality and is the third highest ranking within its overall classification system; and

•	DBRS Ltd.’s “A” rating is considered satisfactory credit quality and is the third highest ranking within its overall classification system.

*	As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating.

CAPITAL MANAGEMENT

Management, including the Bancorp’s Board of Directors, regularly reviews the Bancorp’s capital position to help ensure it is appropriately positioned under various operating environments.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Due to the deterioration in credit trends during 2008 and the uncertainty involving future economic trends, management carried out actions throughout 2008 to increase the Bancorp’s capital position. During the second quarter of 2008, the Bancorp issued approximately $1 billion in Tier 1 capital in the form of convertible preferred shares (Series G). In addition, the Bancorp’s Board of Directors reduced the dividend on its common stock to allow for further retention of capital. On October 14, 2008, the U.S. Treasury announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. Among the initiatives, the U.S. Treasury created a voluntary CPP as part of its efforts to provide a firmer capital foundation for financial institutions and to increase credit availability to consumers and businesses. As part of the program, eligible financial institutions were able to sell equity interests to the U.S. Treasury in amounts equal to one to three percent of the institution’s risk-weighted assets. These equity interests constitute Tier 1 capital. On December 31, 2008, the Bancorp issued $3.4 billion in senior preferred stock (Series F) and related warrants under the terms of the CPP to the U.S. Treasury. The proceeds from the issuance to the U.S. Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock. The fair value of the warrants was determined using a Black-Scholes valuation model. The assumptions used in the warrant valuation were a dividend yield of 0.4%, stock price volatility of 51% and a risk-free interest rate of 2.5%. The fair value of the preferred stock was determined using a discounted cash flow analysis based on assumptions regarding the market rate for preferred stock, which was estimated to be approximately 13% at the date of issuance. The CPP investment provided capital in excess of the Bancorp’s previously planned levels, on terms the Bancorp believes are favorable to its investors.

At March 31, 2009, shareholders’ equity was $12.1 billion, compared to $9.4 billion at March 31, 2008. Tangible equity as a percent of tangible assets was 7.89% at March 31, 2009 and 6.19% at March 31, 2008. The increase in shareholders’ equity and tangible equity ratio from the same period last year is primarily a result of the previously mentioned issuances of preferred stock during 2008.

The Federal Reserve Board established quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). Additionally, the guidelines define “well-capitalized” ratios for Tier I and total risk-based capital as 6% and 10%, respectively. The Bancorp exceeded these “well-capitalized” ratios for all periods presented. The Bancorp also exceeded management’s targets for Tier I and total risk-based capital of eight to nine percent and 11.5% to 12.5%, respectively.

TABLE 34: Capital Ratios

($ in millions)	March 31, 2009	December 31, 2008	March 31, 2008
Tier I capital	$11,924	11,924	8,993
Total risk-based capital	16,502	16,646	13,204
Risk-weighted assets	109,087	112,622	116,451
Regulatory capital ratios:
Tier I capital	10.93%	10.59	7.72
Total risked-based capital	15.13	14.78	11.34
Tier I leverage	10.29	10.27	8.28

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In the first quarter of 2009, the Bancorp paid dividends per common share of $0.01, consistent with the $0.01 per share paid in the fourth quarter of 2008, and a decrease from the $0.44 paid in the first quarter of 2008. The reduction in quarterly common dividend provided the Bancorp with an estimated $250 million in additional capital in the first quarter of 2009 compared to the prior year quarter.

As previously discussed, the Bancorp issued $3.4 billion in senior preferred stock and related warrants to the U.S. Treasury as part of the CPP in the fourth quarter of 2008. Upon issuance, the Bancorp agreed to limit dividends to common shareholders to the quarterly dividend rate paid prior to October 14, 2008, which was $0.15. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party. In conjunction with the CPP, the Bancorp made a dividend payment of $43 million during the first quarter of 2009. This represented the initial dividend payment from the Bancorp’s sale of the Series F senior preferred stock.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp’s repurchase of equity securities is shown in Table 35. Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp is restricted in its repurchases of its common stock. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party.

TABLE 35: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	—	$—	—	19,201,518
February 1, 2009 – February 28, 2009	—	—	—	19,201,518
March 1, 2009 – March 31, 2009	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 17,666 shares during the first quarter of 2009 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. The nature and extent of these transactions are provided in Note 9 of the Notes to Condensed Consolidated Financial Statements. In addition, the Bancorp uses conduits, asset securitizations and certain defined guarantees to provide a source of funding. The use of these investment vehicles involves differing degrees of risk. A summary of these transactions is provided below.

Through March 31, 2009 and 2008, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of these loans at March 31, 2009 and 2008 was $1.6 billion and $3.0 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the three months ended March 31, 2009 and 2008, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of March 31, 2009 and 2008, the liquidity asset purchase agreement was $2.4 billion and $5.0 billion, respectively. During 2008 and the first quarter of 2009, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp continued to provide liquidity support to the QSPE during the first quarter of 2009 through purchases of commercial paper. As of March 31, 2009, the Bancorp held approximately $1.2 billion of asset-backed commercial paper issued by the QSPE, representing 67% of the total commercial paper issued by the QSPE. As of March 31, 2008, the Bancorp held approximately $600 million of asset-backed commercial paper issued by the QSPE, representing 19% of the total commercial paper issued by the QSPE. During April of 2009, the market for asset-backed commercial paper improved and as of April 30, 2009, the Bancorp held approximately $494 million of asset-backed commercial paper issued by the QSPE.

As of March 31, 2009 and 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. At March 31, 2009 and 2008, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $42 million and $17 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio. Refer to the Credit Risk Management section for further discussion on the Bancorp’s overall allowance calculations. For further information on the QSPE, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp utilizes securitization trusts, formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain automobile loans and other consumer loans. During the first quarter of 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions, recognizing pretax gains of $15 million offset by $26 million in losses on related hedges. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. During the first quarter of 2009, the Bancorp did not repurchase any previously transferred automobile loans from the QSPEs. For further information on these automobile securitizations, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

At March 31, 2009 and 2008, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.3 billion and $1.5 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. At March 31, 2009 and 2008, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $20 million and $16 million, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. For further information on the residential mortgage loans sold with credit recourse, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. In some instances, these PMI insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $188 million at March 31, 2009. As of March 31, 2009, the Bancorp maintained a reserve of approximately $19 million related to exposures within the reinsurance portfolio. No reserve was deemed necessary as of March 31, 2008.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

($ in millions, except share data)	As of
	March 31, 2009	December 31, 2008	March 31, 2008

Assets
Cash and due from banks	$2,491	2,739	3,092
Available-for-sale and other securities (a)	16,916	12,728	12,421
Held-to-maturity securities (b)	358	360	353
Trading securities	1,407	1,191	184
Other short-term investments	1,587	3,578	517
Loans held for sale (c)	2,602	1,452	2,573
Portfolio loans and leases:
Commercial loans	28,617	29,197	26,590
Commercial mortgage loans	12,560	12,502	12,155
Commercial construction loans	4,745	5,114	5,592
Commercial leases	3,521	3,666	3,727
Residential mortgage loans (d)	8,875	9,385	9,873
Home equity	12,710	12,752	11,803
Automobile loans	8,688	8,594	8,394
Credit card	1,816	1,811	1,686
Other consumer loans and leases	1,037	1,122	1,066

Portfolio loans and leases	82,569	84,143	80,886
Allowance for loan and lease losses	(3,070)	(2,787)	(1,205)

Portfolio loans and leases, net	79,499	81,356	79,681
Bank premises and equipment	2,490	2,494	2,265
Operating lease equipment	470	463	317
Goodwill	2,623	2,624	2,460
Intangible assets	154	168	143
Servicing rights	481	499	596
Other assets	8,235	10,112	6,794

Total Assets	$119,313	119,764	111,396

Liabilities
Deposits:
Demand	$16,370	15,287	14,949
Interest checking	14,510	14,222	14,842
Savings	16,517	16,063	16,572
Money market	4,353	4,689	7,077
Other time	14,571	14,350	9,883
Certificates - $100,000 and over	11,784	11,851	4,993
Foreign office and other	1,677	2,151	3,085

Total deposits	79,782	78,613	71,401
Federal funds purchased	363	287	5,612
Other short-term borrowings	11,076	9,959	6,387
Accrued taxes, interest and expenses	904	2,029	2,377
Other liabilities	2,908	3,214	2,226
Long-term debt	12,178	13,585	14,041

Total Liabilities	107,211	107,687	102,044
Shareholders’ Equity
Common stock (e)	1,295	1,295	1,295
Preferred stock (f)	4,252	4,241	9
Capital surplus (g)	841	848	1,768
Retained earnings	5,792	5,824	8,465
Accumulated other comprehensive income	151	98	11
Treasury stock	(229)	(229)	(2,196)

Total Shareholders’ Equity	12,102	12,077	9,352

Total Liabilities and Shareholders’ Equity	$119,313	119,764	111,396

(a)	Amortized cost: March 31, 2009 - $16,642, December 31, 2008 - $12,550 and March 31, 2008 - $12,417.

(b)	Market values: March 31, 2009 - $358, December 31, 2008 - $360 and March 31, 2008 - $353.

(c)	Includes $1,943, $881 and $951 of residential mortgage loans held for sale measured at fair value at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

(d)	Includes $11 and $7 of residential mortgage loans measured at fair value at March 31, 2009 and December 31, 2008, respectively.

(e)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2009 – 576,935,997 (excludes 6,491,107 treasury shares), December 31, 2008 - 577,386,612 (excludes 6,040,492 treasury shares) and March 31, 2008 – 532,106,075 (excludes 51,321,029 treasury shares).

(f)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at March 31, 2009; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 44,300 issued and outstanding at March 31, 2009; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share, which were issued and outstanding at March 31, 2008 and repurchased for $22 million and retired on November 26, 2008; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share, which were issued and outstanding at March 31, 2008 and repurchased for $6 million and retired on November 26, 2008.

(g)	Includes ten-year warrants valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2009	2008
Interest Income
Interest and fees on loans and leases	$997	1,290
Interest on securities	180	152
Interest on other short-term investments	1	5

Total interest income	1,178	1,447
Interest Expense
Interest on deposits	274	399
Interest on short-term borrowings	24	80
Interest on long-term debt	104	148

Total interest expense	402	627

Net Interest Income	776	820
Provision for loan and lease losses	773	544

Net Interest Income After Provision for Loan and Lease Losses	3	276
Noninterest Income
Electronic payment processing revenue	223	213
Service charges on deposits	146	147
Mortgage banking net revenue	134	97
Corporate banking revenue	116	107
Investment advisory revenue	76	93
Other noninterest income	10	177
Securities gains (losses), net	(24)	27
Securities gains, net - non-qualifying hedges on mortgage servicing rights	16	3

Total noninterest income	697	864
Noninterest Expense
Salaries, wages and incentives	327	347
Employee benefits	83	85
Net occupancy expense	79	72
Payment processing expense	67	66
Technology and communications	45	47
Equipment expense	31	31
Other noninterest expense	330	67

Total noninterest expense	962	715

Income (Loss) Before Income Taxes	(262)	425
Applicable income tax expense (benefit)	(312)	139

Net Income	50	286
Dividends on preferred stock (a)	76	—

Net Income (Loss) Available to Common Shareholders	($26)	286

Earnings Per Share	($0.04)	0.54
Earnings Per Diluted Share	($0.04)	0.54

(a)	Dividends on preferred stock were $.185 million for the three months ended March 31, 2008.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2009	2008
Total Shareholders’ Equity, beginning	$12,077	9,161
Net income	50	286
Other comprehensive income, net of tax:
Change in unrealized gains (losses):
Available-for-sale securities	63	96
Qualifying cash flow hedges	(12)	39
Change in accumulated other comprehensive income related to employee benefit plans	2	2

Comprehensive income	103	423
Cash dividends declared:
Common stock (2009 - $.01 per share and 2008 - $.44 per share)	(5)	(234)
Preferred stock	(66)	—
Stock-based awards exercised, including treasury shares issued	—	2
Stock-based compensation expense	11	12
Loans issued related to the exercise of stock-based awards, net	—	(2)
Change in corporate tax benefit related to stock-based compensation	(18)	(10)

Total Shareholders’ Equity, ending	$12,102	9,352

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2009	2008
Operating Activities
Net income	$50	286
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	773	544
Depreciation, amortization and accretion	86	65
Stock-based compensation expense	11	12
Provision (benefit) for deferred income taxes	22	(12)
Realized securities gains	—	(28)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(22)	(3)
Realized securities losses	24	1
Realized securities losses – non-qualifying hedges on mortgage servicing rights	7	—
Provision for mortgage servicing rights	69	56
Net losses (gains) on sales of loans	5	(30)
Capitalized mortgage servicing rights	(94)	(68)
Loans originated for sale, net of repayments	(5,540)	(4,066)
Proceeds from sales of loans held for sale	4,285	3,948
Increase in trading securities	(43)	(13)
Decrease in other assets	752	955
Decrease in accrued taxes, interest and expenses	(430)	(115)
Decrease in other liabilities	(25)	(123)

Net Cash (Used In) Provided by Operating Activities	(70)	1,409

Investing Activities
Proceeds from sales of available-for-sale securities	972	1,935
Proceeds from calls, paydowns and maturities of available-for-sale securities	40,192	11,894
Purchases of available-for-sale securities	(45,315)	(15,088)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	2	2
Decrease in other short-term investments	1,992	103
Net decrease (increase) in loans and leases	831	(2,250)
Proceeds from sale of loans	226	2,979
(Increase) decrease in operating lease equipment	(16)	29
Purchases of bank premises and equipment	(55)	(105)
Proceeds from disposal of bank premises and equipment	2	6

Net Cash Used In Investing Activities	(1,169)	(495)

Financing Activities
Increase (decrease) in core deposits	1,237	(149)
Decrease in certificates - $100,000 and over, including other foreign office	(70)	(3,894)
Increase in federal funds purchased	77	1,185
Increase in other short-term borrowings	1,117	1,640
Proceeds from issuance of long-term debt	1	993
Repayment of long-term debt	(1,299)	(25)
Payment of cash dividends	(72)	(233)
Exercise of stock-based awards, net	1	—
Purchases of treasury stock	(1)	—
Other	—	1

Net Cash Provided by (Used In) Financing Activities	991	(482)

(Decrease) Increase in Cash and Due from Banks	(248)	432
Cash and Due from Banks at Beginning of Period	2,739	2,660

Cash and Due from Banks at End of Period	$2,491	3,092

Supplemental Cash Flow Information
Cash Payments
Interest	$422	$663
Income taxes	7	4
Noncash Items
Transfers of portfolio loans to held-for-sale loans	—	59
Transfers of held-for-sale loans to portfolio loans	6	182
Transfers of loans to securities	136	266
Transfers of portfolio loans to other real estate owned	90	66

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2009 and 2008, the results of operations for the three months ended March 31, 2009 and 2008, the cash flows for the three months ended March 31, 2009 and 2008 and the changes in shareholders’ equity for the three months ended March 31, 2009 and 2008. In accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three months ended March 31, 2009 and 2008 and the cash flows for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2008 has been derived from the annual Consolidated Financial Statements of the Bancorp.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations,” which supercedes SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. SFAS No. 141(R) requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. In April 2009, the FASB issued Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies SFAS No. 141(R) to address initial recognition and measurement, and subsequent measurement and accounting, for assets and liabilities arising from contingencies in a business combination. The Bancorp's adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 on January 1, 2009 will impact the accounting and reporting of business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.” This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this Statement on January 1, 2009 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements. On March 30, 2009 the Bancorp and Advent announced an agreement under which Advent will acquire a 51% interest in the Bancorp’s processing business. This transaction reflects the Bancorp’s sale of a controlling interest in its processing business and is expected to be accounted for under the guidance of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” This Statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The disclosure requirements of this Statement have been incorporated in the Notes to Condensed Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented will be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application was not permitted. The requirements of this FSP have been incorporated into the Bancorp’s basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008.

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.” This Issue provides guidance an entity should use to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption was not permitted. The adoption of this Issue on January 1, 2009 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Staff Position reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This Staff Position provides additional guidance, which utilizes a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Bancorp will adopt this Staff Position as of June 30, 2009. The Bancorp is currently in the process of evaluating the impact of adopting this FSP on the Bancorp’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which amends the recognition and measurement guidance related to other-than-temporary impairment for debt securities. This Staff Position requires that an other-than-temporary impairment shall be recognized in earnings if the Bancorp intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Bancorp does not intend to sell the security, and it is not more likely than not that the Bancorp will be required to sell the security before recovery of its cost basis, the other-than-temporary impairment related to credit losses shall be recognized in earnings, and the other-than-temporary impairment related to all other factors shall be recorded in other comprehensive income, net of applicable taxes. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Bancorp will adopt this Staff Position as of June 30, 2009. The Bancorp is currently in the process of evaluating the impact of adopting this FSP on the Bancorp’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This Staff Position amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The Bancorp will adopt the required disclosures of FSP FAS 107-1 and APB 28-1 as of June 30, 2009.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

3.	Restriction on Cash and Dividends

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the reserve requirement was approximately $381 million, $406 million and $370 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Dividends paid by the Bancorp are subject to various federal and state regulatory limitations. The dividends paid by the Bancorp’s state chartered subsidiary banks are subject to state regulations. Dividends that may be paid by the Bancorp’s national charter subsidiary bank without the express approval of the Office of the Comptroller of the Currency (OCC) are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Under these provisions, the Bancorp’s state chartered and national subsidiary banks could have declared additional dividends of $588 million, $492 million and $2.5 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, without obtaining prior regulatory approval. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Based on retained earnings at March 31, 2009, December 31, 2008 and March 31, 2008, the Bancorp’s nonbank subsidiaries could have declared additional dividends of $45 million, $50 million and $130 million, respectively, without obtaining prior regulatory approval.

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

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. Changes in the net carrying amount of goodwill by reporting segment for the three months ended March 31, 2009 and 2008 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	Total
Balance as of December 31, 2008	$614	1,657	—	205	148	2,624
Acquisition activity	—	(1)	—	—	—	(1)

Balance as of March 31, 2009	$614	1,656	—	205	148	2,623

Balance as of December 31, 2007	$995	950	182	205	138	2,470
Acquisition activity	(4)	(6)	—	—	—	(10)

Balance as of March 31, 2008	$991	944	182	205	138	2,460

At September 30, 2008, the Bancorp completed its annual goodwill impairment test and determined that no impairment existed.

As prescribed in SFAS No. 142, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. During the first quarter of 2009, the Bancorp experienced a sustained, significant decline in its stock price, which was primarily attributable to a broad decline in bank stocks due to uncertainty regarding government actions and the potential dilution to common shareholders. Therefore the Bancorp performed an interim goodwill impairment test as of March 31, 2009.

In Step 1 of the goodwill impairment test, the Bancorp compared the fair value of each reporting unit to its carrying amount, including goodwill. To determine the fair value of a reporting unit, the Bancorp employed an income-based approach utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. The Bancorp believes that this discounted cash flows (DCF) method, using management projections for the respective reporting units and an appropriate risk adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. Under the DCF method, the forecasted cash flows were developed for each reporting unit by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 3% based on the Bancorp’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation. Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates used to develop the estimated fair value of the reporting units ranged from 17% to 21%. Based on the results of the Step 1 test, the Bancorp determined that the carrying amounts of the Commercial Banking and Branch Banking reporting units, including goodwill, exceeded their respective fair values. Therefore the Bancorp performed Step 2 of the goodwill impairment test for these reporting units as of March 31, 2009.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In Step 2, the Bancorp compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. The Bancorp determined the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. In estimating the fair values of the assets and liabilities of a reporting unit, the Bancorp applied the provisions of SFAS No, 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates for commercial loans held-for-sale were based on executable broker quotes where available, or on the fair value of the underlying collateral. For consumer loans held-for-sale, fair value estimates were based on contractual values upon which the loans may be sold to a third party. For portfolio loans and leases, fair value estimates were based on discounting future cash flows using the current market rates, including credit and liquidity spreads applied to the applicable benchmark rate, of similar loans made to borrowers for the same remaining maturities. Depending on the product type, remaining maturity, and credit rating of the underlying borrowers, the credit and liquidity spreads within the commercial portfolio ranged from 3% to 60%, and the credit and liquidity spreads within the consumer portfolio ranged from 4% to 31%. For time deposits, the fair value estimates were based on a discounted cash flow calculation that applied prevailing LIBOR/swap interest rates for the same maturities. For core deposit intangibles, which represent the present value of the cost advantage of core deposits over alternative funding, the fair value estimates were based on the difference in cash flows between maintaining existing deposits and obtaining alternative funds (generally based on current market brokered CD rates) over the life of the deposit base. Based on the results of the Step 2 test as of March 31, 2009, the Bancorp determined that no goodwill impairment existed.

5.	Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at March 31, 2009 of 3.0 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table. For more information on serving rights, see Note 6.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2009:
Mortgage servicing rights	$1,708	(905)	(325)	478
Other consumer and commercial servicing rights	13	(10)	—	3
Core deposit intangibles	487	(360)	—	127
Other	63	(36)	—	27

Total intangible assets	$2,271	(1,311)	(325)	635

As of December 31, 2008:
Mortgage servicing rights	$1,614	(862)	(256)	496
Other consumer and commercial servicing rights	13	(10)	—	3
Core deposit intangibles	487	(346)	—	141
Other	61	(34)	—	27

Total intangible assets	$2,175	(1,252)	(256)	667

As of March 31, 2008:
Mortgage servicing rights	$1,485	(788)	(105)	592
Other consumer and commercial servicing rights	14	(10)	—	4
Core deposit intangibles	429	(310)	—	119
Other	51	(27)	—	24

Total intangible assets	$1,979	(1,135)	(105)	739

As of March 31, 2009, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended March 31, 2009 and 2008 was $59 million and $44 million, respectively. Estimated amortization expense, including servicing rights, is $213 million in 2009 (includes three months actual and nine months estimated), $175 million in 2010, $123 million in 2011, $92 million in 2012 and $71 million in 2013.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

6.	Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2009 and 2008. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates. Initial carrying values of servicing rights recognized during the three months ended March 31, 2009 and 2008 were $94 million and $68 million, respectively.

For the three months ended March 31, 2009 and 2008, the Bancorp recognized pretax gains of $130 million and $93 million, respectively, on residential mortgage loan sales of $4.2 billion and $3.9 billion, respectively. Additionally, the Bancorp recognized $45 million and $40 million in servicing fees on residential mortgages for the three months ended March 31, 2009 and 2008, respectively. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At March 31, 2009 and 2008, the outstanding balances on these loans sold with credit recourse were approximately $1.3 billion and $1.5 billion, respectively, and the delinquency rates were approximately 6.56% and 3.47%, respectively. At March 31, 2009 and 2008, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $20 million and $16 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. In addition, conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of March 31, 2009 and 2008, the Bancorp maintained a reserve related to these loans sold with the representation and warranty recourse provision of $6 million and $3 million, respectively.

Automobile Loan Securitizations

During the first quarter of 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions, recognizing pretax gains of $15 million, offset by $26 million in losses on related hedges. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140. The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. During 2008 and the first quarter of 2009, the Bancorp did not repurchase any previously transferred automobile loans from the QSPEs.

In each of these sales, the Bancorp obtained servicing responsibilities, but no servicing asset or liability was recorded as the market based servicing fee was considered adequate compensation. For the three months ended March 31, 2009 and 2008, the Bancorp recognized $2 million and $1 million, respectively, of servicing fees on these automobile loans, which is included in other noninterest income in the Condensed Consolidated Statements of Income.

As of March 31, 2009, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $52 million and residual interests totaling $117 million. As of March 31, 2008, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $98 million and residual interests totaling $168 million. These retained interests are included in available-for-sale securities on the Condensed Consolidated Balance Sheets. During the first quarter of 2009, the Bancorp received cash flows of $1 million from the asset-backed securities and $8 million from the residual interests. No cash proceeds were received from the asset-backed securities and residual interests in the first quarter of 2008. The asset-backed securities are measured at fair value using quoted market prices. The residual interests are measured at fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions, which are further discussed below.

Commercial Loan Sales to a QSPE

During 2008, the Bancorp transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The transfers of loans to the QSPE were accounted for as sales in accordance with SFAS No. 140. The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp did not transfer any new loans to the QSPE during the first quarter of 2009.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The Bancorp transferred the loans for par at origination; therefore, no gains or losses were recognized on the transfers to the QSPE for the three months ended March 31, 2009 and 2008. Generally, the loans transferred provide a lower yield due to their investment grade nature and, therefore, transferring these loans to the QSPE allows the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s Condensed Consolidated Financial Statements. The outstanding balance of these loans at March 31, 2009 and 2008 was $1.6 billion and $3.0 billion, respectively. As of March 31, 2009, the loans transferred had a weighted average life of 2.0 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE, and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the three months ended March 31, 2009 and 2008, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

The Bancorp monitors the credit risk associated with the underlying borrowers through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of March 31, 2009, approximately $1.4 billion of the loans in the QSPE were classified average or better; approximately $54 million were classified as watch-list or special mention; and approximately $77 million were classified as substandard. At March 31, 2009 and 2008, the Bancorp’s loss reserve related to the credit enhancement provided to the QSPE was $42 million and $17 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

During the three months ended March 31, 2009, the Bancorp collected $4 million in servicing fees from the QSPE. For the three months ended March 31, 2008, the Bancorp collected $366 million in net cash proceeds from loan transfers and $4 million in servicing fees from the QSPE.

The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of March 31, 2009 and 2008, the liquidity asset purchase agreement was $2.4 billion and $5.0 billion, respectively. During 2008 and the first quarter of 2009, the dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp continued to provide liquidity support to the QSPE during the first quarter of 2009 through purchases of commercial paper. As of March 31, 2009, the Bancorp held approximately $1.2 billion of asset-backed commercial paper issued by the QSPE, representing 67% of the total commercial paper issued by the QSPE. As of March 31, 2008, the Bancorp held approximately $600 million of asset-backed commercial paper issued by the QSPE, representing 19% of the total commercial paper issued by the QSPE. As of March 31, 2009 and 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE.

Servicing Assets & Residual Interests

As of March 31, 2009 and 2008, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended March 31, 2009 and 2008 were as follows:

		March 31, 2009				March 31, 2008
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	7.2	10.6%	9.9%	N/A	6.7	11.3%	9.1%	N/A
Servicing assets	Adjustable	1.7	44.6	11.0	N/A	4.5	21.3	11.6	N/A
Automobile loans:
Residual interest	Fixed	N/A	N/A	N/A	N/A	1.8	22.9	8.0	1.5

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2009 and 2008, the Bancorp serviced $41.5 billion and $36.5 billion, respectively, of residential mortgage loans for other investors.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At March 31, 2009, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value		Discount	Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Value	years)	Rate	10%	20%	Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$442	2.5	25.0%	$31	58	10.5%	$13	25	—%	$—	—
Servicing assets	Adjustable	36	3.5	34.9	3	6	11.8	1	2	—	—	—
Automobile loans:
Residual interest	Fixed	120	1.8	25.8	2	4	11.3	3	6	2.0	3	5

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

Changes in the servicing asset related to residential mortgage loans for the three months ended March 31:

($ in millions)	2009	2008
Carrying amount as of the beginning of period	$752	662
Servicing obligations that result from transfer of residential mortgage loans	94	68
Amortization	(43)	(33)

Carrying amount before valuation allowance	803	697

Valuation allowance for servicing assets:
Beginning balance	(256)	(49)
Servicing valuation impairment	(69)	(56)

Ending balance	(325)	(105)

Carrying amount as of the end of the period	$478	592

Temporary impairment or impairment recovery, affected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

During the three months ended March 31, 2009, the Bancorp recognized a net gain of $16 million, classified as securities gains in noninterest income, related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio and a net gain of $70 million, classified as mortgage banking net revenue in noninterest income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. During the three months ended March 31, 2008, the Bancorp recognized a net gain of $3 million, classified as securities gains in noninterest income, related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio and a net gain of $53 million, classified as mortgage banking net revenue in noninterest income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of March 31, 2009 and 2008, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $222 million and $127 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $6 million for both periods. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $8.2 billion and $2.9 billion as of March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, the available-for-sale securities portfolio included $1.5 billion and $517 million, respectively, of securities related to the non-qualifying hedging strategy.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in the unconsolidated QSPE for the three months ended March 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2009	2008	2009	2008	2009	2008
Commercial loans	$30,202	30,919	$131	71	$103	36
Commercial mortgage	12,768	12,155	124	97	77	33
Commercial construction loans	5,178	6,169	50	79	78	72
Commercial leases	3,520	3,727	6	4	—	—
Residential mortgage loans	10,741	10,430	231	164	73	34
Home equity loans	12,982	12,082	107	77	73	41
Automobile loans	9,218	9,190	19	15	50	35
Other consumer loans and leases	2,954	2,865	69	35	39	25

Total loans and leases managed and securitized (a)	$87,563	87,537	$737	542	$493	276

Less:
Automobile loans securitized	$529	796
Home equity loans securitized	271	280
Residential mortgage loans securitized	18	21
Commercial loans sold to unconsolidated QSPE	1,574	2,981
Loans held for sale	2,602	2,573

Total portfolio loans and leases	$82,569	80,886

(a)	Excluding securitized assets that the Bancorp continues to service, but has no other continuing involvement.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the three months ended March 31:

($ in millions)	2009	2008
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2008 and 2007)	$458	565
Fair value at end of period	442	553
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2008 and 2007)	38	50
Fair value at end of period	36	39

7.	Other Assets

The following table provides the components of other assets included in the Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2009	December 31, 2008	March 31, 2008
Derivative instruments	$2,859	$3,225	1,654
Bank owned life insurance	1,733	1,777	1,693
Partnership investments	1,110	1,121	984
Accounts receivable and drafts-in-process	747	1,188	1,066
Accrued interest receivable	473	478	509
Other real estate owned	255	231	193
Deposit with IRS	250	1,007	407
Deferred tax asset	247	301	—
Income tax receivables	239	488	—
Prepaid pension and other expenses	89	84	122
Other	233	212	166

Total	$8,235	10,112	6,794

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. Therefore, the Bancorp’s BOLI policies are intended to be long-term investments to provide funding for future payment of long-term liabilities. The Bancorp records these BOLI policies within other assets in the Condensed Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During 2008

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

and the first quarter of 2009, the value of the investments underlying one of the Bancorp’s BOLI policies continued to decline due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the cash surrender value to decline further beyond the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Bancorp recorded charges totaling $11 million and $152 million during the first quarters of 2009 and 2008, respectively, to reflect declines in the policy's cash surrender value. The cash surrender value of this BOLI policy was $236 million at March 31, 2009, and $353 million at March 31, 2008.

During the first quarter of 2009, the Bancorp notified the related insurance carrier of its intent to surrender this BOLI policy. Due to the fact the Bancorp has not yet decided the manner in which it will surrender the policy, which may impact the cash surrender value protection, and because of ongoing developments in existing litigation with the insurance carrier, the Bancorp recognized charges of $43 million in the first quarter of 2009 to fully reserve for the potential loss of the cash surrender value protection associated with the policy. In addition, the Bancorp recognized tax benefits of $106 million in the first quarter of 2009 related to losses recorded in prior periods on this policy that are now expected to be tax deductible.

Until the process of surrendering the BOLI policy is completed, the cash surrender value of this policy may increase or decrease further depending on market conditions related to the underlying investments. At March 31, 2009, the cash surrender value protection had not been exceeded for any other BOLI policy.

Fifth Third Community Development Corporation (CDC), a wholly owned subsidiary of the Bancorp, was created to invest in Low Income Housing, Historic Rehabilitation, and New Market Tax Credit projects that support community revitalization and the creation of affordable housing. CDC generally co-invests with other unrelated companies and/or individuals. CDC typically makes investments in a separate legal entity that owns the property under development. The entities are usually limited partnerships, and CDC serves as a limited partner. The developers are the general partners that oversee the day-to-day operations of the entity. Pursuant to FIN 46(R), the Bancorp has determined that these entities are VIEs and that the Bancorp’s investments represent variable interests. The Bancorp has also determined it is not the primary beneficiary of the VIEs because the general partners are more closely associated to the VIEs and will absorb the majority of the VIEs’ expected losses. Therefore the Bancorp accounts for these investments using the equity method. These investments, including the unfunded commitments amounts, are recorded in other assets in the Condensed Consolidated Balance Sheets and had carrying amounts of $1.0 billion and $896 million as of March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, the liability related to the unfunded commitments was included in other liabilities in the Condensed Consolidated Balance Sheets and was $250 million and $311 million, respectively. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments.

As of December 31, 2008 and March 31, 2008, other assets included a deposit of approximately $1.0 billion and $407 million, respectively, with the IRS pertaining to Internal Revenue Code section 6603 for taxes associated with the leveraged lease portfolio. The deposit enabled the Bancorp to stop the accrual of interest, to the extent of the deposit, on the disputed taxes. During the first quarter of 2009, the Bancorp reached an agreement with the IRS to settle all of the Bancorp’s disputed leveraged leases for all open years. As a result of this settlement agreement, $750 million of the Bancorp's deposit balance was applied against outstanding tax and interest, resulting in a deposit balance of $250 million as of March 31, 2009, which the IRS subsequently returned to the Bancorp in April 2009. Refer to Note 11 for further information.

8.	Derivative Financial Instruments

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

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps) for the benefit of commercial customers. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Bancorp minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. For the three months ended March 31, 2009, valuation adjustments related to the credit risk associated with certain counterparties of customer accommodation derivative contracts negatively impacted their fair value by approximately $9 million.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. As of March 31, 2009, December 31, 2008, and March 31, 2008, the Bancorp’s derivative liabilities consisted primarily of liabilities with counterparties that require collateral to be maintained to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value at period end are reported in other assets in the Condensed Consolidated Balance Sheets. Derivative instruments with a negative fair value at period end are reported in other liabilities in the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts.

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three months ended March 31, 2009 and 2008, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value for interest rate contracts and the related hedged items included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income	March 31,
For the three months ended ($ in millions)	Caption	2009	2008
Interest rate contracts:
Change in fair value on interest rate swaps - derivative	Interest on long-term debt	$(116)	207
Change in fair value on long-term debt - hedged item	Interest on long-term debt	108	(206)
Change in fair value on interest rate swaps hedging time deposits	Interest on deposits	4	—
Change in fair value on time deposits - hedged item	Interest on deposits	(3)	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the notional amount and fair value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

	March 31, 2009		December 31, 2008		March 31, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate swaps related to debt	$5,155	706	$5,430	823	$4,480	253

Total included in other assets		706		823		253

Interest rate contracts included in other liabilities:
Interest rate swaps related to time deposits	$1,575	15	$1,575	19	$—	—

Total included in other liabilities		15		19		—

During 2006, the Bancorp terminated certain interest rate swaps designated as fair value hedges. In accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the three months ended March 31, 2009, amortization of net deferred losses on these terminated fair value hedges was immaterial to the Bancorp’s Condensed Consolidated Statements of Income. For the three months ended March 31, 2008, $2 million in net deferred losses, net of tax, on the terminated fair value hedges was amortized into interest expense.

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of March 31, 2009, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2009 and 2008, ineffectiveness on cash flow hedges was immaterial to the Bancorp’s Condensed Consolidated Statements of Income.

The effective portion of the gains or losses on derivative contracts are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. During the first quarter of 2008, the Bancorp completed the sale of certain automobile loans and recognized $26 million in cash flow hedge losses in other noninterest income, which were partially offset by gains of $15 million on the sale of the loans.

Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively. As of March 31, 2009, $76 million of deferred gains, net of tax, on cash flow hedges are recorded in accumulated other comprehensive income. As of March 31, 2009, $39 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the three months ended March 31, 2009 and 2008, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income relating to derivative instruments designated as cash flow hedges:

For the three months ended March 31: ($ in millions)	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI into net interest income		Amount of ineffectiveness recognized in other noninterest income
	2009	2008	2009	2008	2009	2008
Interest rate contracts	($9)	50	$10	(11)	($1)	1

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the notional amount and fair value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

	March 31, 2009		December 31, 2008		March 31, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate floors related to commercial loans	$1,500	203	$1,500	216	$1,500	161
Interest rate caps related to debt	1,250	1	1,750	1	1,750	7

Total included in other assets		204		217		168

Interest rate contracts included in other liabilities:
Interest rate swaps related to commercial loans	$3,000	35	$3,000	22	$—	—

Total included in other liabilities		35		22		—

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management are summarized below:

	Condensed Consolidated Statements of Income	March 31,
For the three months ended ($ in millions)	Caption	2009	2008
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$—	(8)
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	(20)	3
Derivative instruments related to MSR portfolio	Mortgage banking net revenue	70	53
Derivative instruments related to interest rate risk	Other noninterest income	1	—
Foreign exchange contracts:
Foreign exchange contracts	Other noninterest income	3	4

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the notional amount and fair value of free-standing derivatives used for risk management included in the Condensed Consolidated Balance Sheets:

	March 31, 2009		December 31, 2008		March 31, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Derivative instruments related to MSR portfolio	$7,679	222	$6,028	218	$2,417	127
Derivative instruments related to held for sale mortgages	1,585	5	1,830	6	1,262	5
Derivative instruments related to interest rate risk	402	5	446	5	—	—
Foreign exchange contracts included in other assets:
Foreign exchange contracts	—	—	40	1	156	6

Total included in other assets		232		230		138

Interest rate contracts included in other liabilities:
Derivative instruments related to MSR portfolio	$543	6	$2,505	77	521	6
Derivative instruments related to held for sale mortgages	4,645	48	3,987	42	918	8
Derivative instruments related to interest rate risk	361	4	440	4	5	—
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts	80	2	136	2	—	—

Total included in other liabilities		60		125		14

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2009 and 2008, the total notional amount of the risk participation agreements was approximately $921 million and $776 million, respectively, and the fair value was a liability of $2 million and $1 million, respectively, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of March 31, 2009, approximately $879 million in notional amount of the risk participation agreements were classified average or better; approximately $21 million were classified as watch-list or special mention; and approximately $21 million were classified as substandard. As of March 31, 2009, the risk participation agreements had an average life of approximately 2.7 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income	March 31,
For the three months ended ($ in millions)	Caption	2009	2008
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$8	19
Interest rate contracts for customers (credit losses)	Other noninterest expense	(7)	—
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(9)	—
Interest rate lock commitments	Mortgage banking net revenue	66	5
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	—
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(1)	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	22	24
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	1	—

The following table reflects the notional amount and fair value of free-standing derivatives used for customer accommodation included in the Condensed Consolidated Balance Sheets:

	March 31, 2009		December 31, 2008		March 31, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate contracts for customers	$15,711	1,147	$15,425	1,228	$13,815	741
Interest rate lock commitments	4,298	36	3,120	24	1,159	8
Commodity contracts included in other assets:
Commodity contracts for customers	444	164	485	167	32	16
Foreign exchange contracts included in other assets:
Foreign exchange contracts for customers	6,317	370	6,807	534	9,218	326
Equity contracts included in other assets:
Derivative instruments related to equity-linked CD	57	2	57	2	57	4

Total included in other assets		1,719		1,955		1,095

Interest rate contracts included in other liabilities:
Interest rate contracts for customers	$16,372	1,183	$16,306	1,257	$14,170	742
Interest rate lock commitments	272	3	672	2	483	3
Commodity contracts included in other liabilities:
Commodity contracts for customers	435	156	464	156	35	16
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts for customers	5,598	328	6,360	478	8,571	293
Equity contracts included in other liabilities:
Derivative instruments related to equity-linked CD	57	2	57	2	57	4

Total included in other liabilities		1,672		1,895		1,058

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

9.	Commitments, Contingent Liabilities and Guarantees

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. A summary of significant commitments at March 31 follows:

($ in millions)	2009	2008
Commitments to extend credit	$46,348	49,516
Letters of credit (including standby letters of credit)	8,647	8,686
Forward contracts to sell mortgage loans	6,229	2,180
Noncancelable lease obligations	957	773
Purchase obligations	74	48
Capital expenditures	54	100

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2009 and 2008, the Bancorp had a reserve for unfunded commitments totaling $231 million and $103 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At March 31, 2009, approximately $3.0 billion of letters of credit expire within one year (including $50 million issued on behalf of commercial customers to facilitate trade payments in dollars and foreign currencies), $5.3 billion expire between one to five years and $0.4 billion expire thereafter. Standby letters of credit are considered guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). At March 31, 2009 and 2008, the reserve related to these standby letters of credit was $7 million and $2 million, respectively. Approximately 65% and 69% of the total standby letters of credit were secured as of March 31, 2009 and 2008, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The Bancorp monitors the credit risk associated with the standby letters of credit using the same dual risk rating system utilized for estimating probabilities of default within its loan and lease portfolio. Under this risk rating as of March 31, 2009, approximately $7.1 billion of the standby letters of credit were classified as average or better; approximately $1.2 billion were classified as watch-list or special mention; and approximately $342 million were classified as substandard.

At March 31, 2009, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2009, Fifth third Securities, Inc. (FTS) acts as the remarketing agent to issuers on approximately $4.1 billion of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to approximately $1.9 billion in VRDNs remarketed by third parties at March 31, 2009. These letters of credit are included in the total letters of credit balance provided in the previous table. At March 31, 2009, FTS held $181 million of these VRDN’s in its portfolio and classified them as trading securities. The Bancorp purchased $1.0 billion of the VRDNs from the market, through FTS, and held them in its trading securities portfolio at March 31, 2009. For the VRDNs remarketed by third parties, in some cases, the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon approximately $205 million of letters of credit issued by the Bancorp. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets at March 31, 2009.

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $6.2 billion and $2.2 billion as of March 31, 2009 and 2008, respectively.

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Contingent Liabilities

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged-back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the three months ended March 31, 2009 and 2008, the Bancorp processed approximately $32 million and $40 million, respectively, of chargebacks presented by issuing banks, resulting in no material losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a loss reserve related to such chargebacks at March 31, 2009 and 2008.

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. In some instances these PMI insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp's maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp's total outstanding reinsurance coverage, which was $188 million at March 31, 2009. As of March 31, 2009, the Bancorp maintained a reserve of approximately $19 million related to exposures within the reinsurance portfolio. No reserve was deemed necessary as of March 31, 2008.

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 10 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Through March 31, 2009 and 2008, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of these loans at March 31, 2009 and 2008 was $1.6 billion and $3.0 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE, and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of March 31, 2009 and 2008, the liquidity asset purchase agreement was $2.4 billion and $5.0 billion, respectively. During 2008 and the first quarter of 2009, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp continued to provide liquidity support to the QSPE during the first quarter of 2009 through purchases of commercial paper. As of March 31, 2009, the Bancorp held approximately $1.2 billion of asset-backed commercial paper issued by the QSPE, representing 67% of the total commercial paper issued by the QSPE. As of March 31, 2008, the Bancorp held approximately $600 million of asset-backed commercial paper issued by the QSPE, representing 19% of the total commercial paper issued by the QSPE.

As of March 31, 2009 and 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. At March 31, 2009 and 2008, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $42 million and $17 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio. For further information on the QSPE, see Note 6.

At March 31, 2009 and 2008, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.3 billion and $1.5 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $20 million and $16 million relating to these residential mortgage loans sold at March 31, 2009 and 2008, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of March 31, 2009 was $7 million compared to $31 million as of March 31, 2008. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

As of March 31, 2009 and 2008, the Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion and $2.3 billion, respectively.

The Bancorp, as a member bank of Visa prior to Visa’s completion of their IPO on March 19, 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize the fair value of the indemnification obligation in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, the Bancorp recorded an indemnification liability under FIN 45 of $3 million in 2007. Additionally during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements, and during 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of March 31, 2009, the Bancorp has recorded its proportional share of $169 million of the Visa escrow account net against the current Visa litigation reserve of $243 million.

10.	Legal and Regulatory Proceedings

In May of 2005, the Bancorp filed suit in the United States District Court for the Southern District of Ohio against the IRS seeking a refund of taxes paid as a result of the audit of the 1997 tax year. This suit involved a determination of the correct tax treatment of certain leveraged leases entered into by the Bancorp. In December of 2008, the Bancorp entered into a Stipulated Conditional Dismissal. This Conditional Order of Dismissal, without prejudice and with leave, allowed the Bancorp to enter into settlement discussions with the U.S. Department of Justice under the Settlement Initiatives offered by the IRS. During the first quarter of 2009, the Bancorp entered into a binding settlement covering all disputed leverage lease transactions. For further information on the settlement, see Note 11.

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to an indemnification obligation of Visa as discussed in Note 9. Accordingly, in the third and fourth quarters of 2007, the Bancorp recorded a contingent liability included in the $172 million litigation reserve. During 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with Visa’s IPO, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of March 31, 2009, the Bancorp has recorded its proportional share of $169 million of the Visa escrow accounts net against the current Visa litigation reserve of $243 million to account for its potential exposure in this and related litigation. This antitrust litigation is still in the pre-trial phase.

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases were consolidated by the Judicial Panel on Multidistrict Litigation and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and have been consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (TJX) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of the alleged intrusion. Another was filed by financial institutions and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. The U.S. District Court (Court) has granted the Bancorp’s motion to dismiss certain of the claims, but additional claims remain pending. On November 29, 2007, the U.S. District Court, District of

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Massachusetts (District Court) issued an order denying Plaintiffs’ Motion for Class Certification in the consolidated cases brought by financial institutions (the “Financial Institution Track”). On December 18, 2007, the District Court entered its final order in the Financial Institution Track litigation that i) denied Plaintiffs’ Motion for Leave to Amend their Complaint, without prejudice; ii) dismissed the case for lack of subject matter jurisdiction; and iii) transferred the case from the United States District Court to the Massachusetts Superior Court in and for the County of Middlesex (Massachusetts State Court). On December 18, 2007, TJX Companies, Inc. filed a Notice of Appeal to the United States Court of Appeals for the First Circuit (First Circuit) as to that portion of the Court's December 18 order transferring the case to Massachusetts State Court and an emergency motion to stay the Massachusetts State Court proceedings pending the appeal. On December 19, 2007, the First Circuit granted the request for stay until further order of the Court. On December 20, 2007, the Bancorp likewise filed a Notice of Appeal to the First Circuit solely as to that portion of the District Court’s December 18 Order transferring the case to the Massachusetts State Court. On December 21, 2007, Plaintiffs also filed a Notice of Appeal in the First Circuit as to the entirety of the District Court's December 18 Order and also as to all other prior "adverse rulings" including, without limitation, the District Court’s denial of class certification and dismissal of various claims. Both TJX and the Bancorp amended their Notices of Appeal to likewise appeal all adverse rulings by the District Court. Oral argument on the appeals was held on December 3, 2008, and, on April 6, 2009, the First Circuit affirmed the District Court’s dismissal and denial of claims and vacated other claims made. Separately, on January 16, 2008, the two remaining financial institution plaintiff banks that had not reached a settlement with TJX filed a new lawsuit against the Bancorp and TJX in Massachusetts State Court asserting similar allegations to those set forth in the Financial Institution Track litigation. After TJX and the Bancorp removed the case to the District Court, it was remanded to Massachusetts State Court and the case has been stayed pending outcome of the appeal. In regards to the consumer track litigation, on January 9, 2008, the District Court issued an Order of Preliminary Approval of a proposed class action settlement funded solely by TJX. A Final Fairness Hearing was held July 15, 2008, at which time the Court approved the proposed settlement with certain changes that are subject to objection by the parties. The consumer track litigation settlement was approved by the Court on September 2, 2008 and payment of the attorney fees was approved by the Court on November 3, 2008.

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

The Bancorp accounts for its uncertain tax positions in accordance with FIN 48. At March 31, 2009, December 31, 2008 and March 31, 2008, the Bancorp had unrecognized tax benefits of $84 million, $959 million, and $475 million, respectively. Those balances included $80 million, $83 million and $100 million, respectively, of tax positions at March 31, 2009, December 31, 2008 and March 31, 2008 that, if recognized, would impact the effective tax rate. The remaining $4 million, $875 million and $369 million is related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deductions. Substantially all of the reduction of uncertain tax positions relates to the settlement with the IRS discussed in Note 10.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions could significantly increase or decrease during the next 12 months. An estimate of the range of the reasonably possible changes to the unrecognized tax benefits cannot be made at this time.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At March 31, 2009 and December 31, 2008, the Bancorp had accrued interest liabilities of $10 million and $210 million, net of the related tax benefits. No material liabilities were recorded for penalties. Substantially all of the reduction of accrued interest relates to the settlement with the IRS.

The Bancorp had filed suit in the United States District Court for the Southern District of Ohio in a dispute with the IRS concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The IRS had also proposed adjustments for subsequent tax years. The proposed adjustments related to the Bancorp’s portfolio of leveraged leases, with both domestic and foreign municipalities. During the first quarter of 2009, the Bancorp settled this dispute by entering into a closing agreement with the IRS to settle all of its leveraged leases for all open years. This settlement favorably impacted tax expense for the three months ended March 31, 2009 by $55 million.

Included in other assets at March 31, 2009 and December 31, 2008 in the Condensed Consolidated Balance Sheets is a deposit of approximately $250 million and $1.0 billion, respectively, that the Bancorp made under Internal Revenue Code Section 6603 for taxes associated with the leveraged lease portfolio. In connection with the settlement, the Bancorp requested that approximately $750 million be applied against outstanding tax and interest with the remaining $250 million to be returned to the Bancorp. This $250 million was received in April 2009.

Additionally, during the first quarter of 2009, the Bancorp decided to surrender one of its BOLI policies. As a result of this decision, the Bancorp was required to establish a deferred tax asset relating to this investment. This decision favorably impacted tax expense for the three months ended March 31, 2009 by $106 million.

Deferred income taxes are included as a component of other assets and accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Bancorp has determined that a valuation allowance is not needed against the deferred tax asset as of March 31, 2009 or December 31, 2008 as the Bancorp has considered the positive and negative evidence and based upon that evidence believes it is more likely than not that the deferred tax asset will be recognized. This is based upon the fact that there is sufficient taxable income in the carryback period to absorb a significant portion of the deferred tax assets. The remaining deferred tax assets will be absorbed by future reversals of existing taxable temporary differences.

The statute of limitations for Federal income tax returns remains open for tax years 2004 through 2008. In addition, limited statute extensions have been agreed to for tax years 1998 through 2003 primarily for leasing uncertainties. With the exception of the state impact of the Federal items discussed herein, as well as a few states with insignificant uncertain liabilities, the statutes of limitations for state income tax returns remain open for tax years in accordance with the various states’ statutes.

12.	Retirement and Benefit Plans

Net periodic pension cost is recorded as a component of employee benefits expense in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance. The Bancorp did not make any cash contributions to its pension plans during the three months ended March 31, 2009.

The following table summarizes the components of net periodic pension cost for the three months ended March 31, 2009 and 2008:

($ in millions)	2009	2008
Service cost	$—	—
Interest cost	3	3
Expected return on assets	(2)	(5)
Amortization of actuarial gain	4	2
Amortization of net prior service cost	—	—
Settlement	—	—

Net periodic pension cost	$5	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

13.	Accumulated Other Comprehensive Income

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

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2009
Unrealized holding gains on available-for-sale securities arising during period	$89	(31)	58
Reclassification adjustment for net losses included in net income	8	(3)	5

Net unrealized gains on available-for-sale securities	97	(34)	63	$115	63	178
Unrealized holding losses on cash flow hedge derivatives	(9)	3	(6)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(10)	4	(6)

Net unrealized gains (losses) on cash flow hedge derivatives	(19)	7	(12)	88	(12)	76
Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial gain	4	(2)	2

Defined benefit plans, net	4	(2)	2	(105)	2	(103)

Total	$82	(29)	53	$98	53	151

2008
Unrealized holding gains on available-for-sale securities arising during period	$174	(51)	123
Reclassification adjustment for net gains included in net income	(27)	—	(27)

Net unrealized gains (losses) on available-for-sale securities	147	(51)	96	$(94)	96	2
Unrealized holding gains on cash flow hedge derivatives	50	(18)	32
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	11	(4)	7

Net unrealized gains on cash flow hedge derivatives	61	(22)	39	25	39	64
Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial gain	5	(3)	2

Defined benefit plans, net	5	(3)	2	(57)	2	(55)

Total	$213	(76)	137	($126)	137	11

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14.	Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the three months ended March 31 were as follows:

	2009			2008
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$50			$286
Dividends on preferred stock (a)	76			—

Net income (loss) available to common shareholders	($26)	572	($0.04)	$286	528	$0.54

Earnings per diluted share:
Net income (loss) available to common shareholders	($26)	572	($0.04)	$286	528	$0.54
Effect of dilutive securities:
Stock based awards		—	—		2	—
Convertible preferred stock (b)	—	—	—	—	—	—

Net income (loss) available to common shareholders plus assumed conversions	($26)	572	($0.04)	$286	530	$0.54

(a)	Dividends on preferred stock were $.185 million for the three months ended March 31, 2008.

(b)	The additive effect to income from dividends on convertible preferred stock was $.145 million and the average share dilutive effect from convertible preferred stock was ..308 million shares for the three months ended March 31, 2008.

Due to the net loss for the three months ended March 31, 2009, the diluted earnings per share calculation excludes all common stock equivalents, including 39 million stock options and stock appreciation rights, 5 million shares of restricted stock, 96 million common shares from convertible preferred stock and 44 million shares under warrants related to the Capital Purchase Plan (CPP), as their inclusion would have been anti-dilutive to earnings per share.

At March 31, 2008, there were 40.8 million shares outstanding that were not included in the computation of net income per diluted share. The outstanding shares consist of options and stock appreciation rights that had not yet been exercised, and unvested restricted stock. The options and stock appreciation rights are excluded from the computation of net income per diluted shares because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

The Bancorp calculates earnings per share pursuant to the two-class method described in SFAS No. 128. The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. For purposes of calculating earnings per share under the two-class method, restricted shares that contain nonforfeitable rights to dividends are considered participating securities until vested. While the dividends declared per share on such restricted shares are the same as dividends declared per common share outstanding, the dividends recognized on such restricted shares may be less because dividends paid on restricted shares that are expected to be forfeited are reclassified to compensation expense during the period when forfeiture is expected.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including financial instruments in which the Bancorp has elected the fair value option in accordance with SFAS No. 159.

	Fair Value Measurements Using
As of March 31, 2009 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities (a)	$653	15,263	154	(f)	$16,070
Trading securities	2	1,405	—		1,407
Loans held for sale (b)	—	1,943	—		1,943
Residential mortgage loans (c)	—	—	11		11
Other assets (d)	5	2,812	42		2,859

Total assets	$660	21,423	207		$22,290

Liabilities:
Other liabilities (e)	$50	1,729	6		$1,785

Total liabilities	$50	1,729	6		$1,785

	Fair Value Measurements Using
As of December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities (a)	$634	11,151	146	(f)	$11,931
Trading securities	1	1,190	—		1,191
Loans held for sale (b)	—	881	—		881
Residential mortgage loans (c)	—	—	7		7
Other assets (d)	6	3,189	30		3,225

Total assets	$641	16,411	183		$17,235

Liabilities:
Other liabilities (e)	$30	2,013	6		$2,049

Total liabilities	$30	2,013	6		$2,049

	Fair Value Measurements Using
As of March 31, 2008 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities (a)	$361	11,161	176	(f)	$11,698
Trading securities	6	178	—		184
Loans held for sale (b)	—	951	—		951
Other assets (d)	5	1,637	12		1,654

Total assets	$372	13,927	188		$14,487

Liabilities:
Other liabilities (e)	$54	1,063	8		$1,125

Total liabilities	$54	1,063	8		$1,125

(a)	Excludes FHLB and FRB restricted stock totaling $551 million and $295 million, respectively, at March 31, 2009, $545 million and $252 million, respectively, at December 31, 2008 and $523 million and $200 million, respectively, at March 31, 2008, which are carried at par.

(b)	Includes residential mortgage loans held for sale.

(c)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

(d)	Includes derivatives with a positive fair value.

(e)	Includes derivatives with a negative fair value and short positions.

(f)	See Note 6 for a sensitivity analysis on residual interests from securitizations of automobile loans.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, asset-backed securities and VRDNs. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 consist primarily of residual interests in securitizations of automobile loans. These residual interests are valued using discounted cash flow models that integrate significant unobservable inputs, including discount rates, prepayment speeds, and loss rates which are estimated based on actual performance of similar loans transferred in previous securitizations. Refer to Note 6 for further information on residual interests.

Residential mortgage loans held for sale and held for investment

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

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters. The majority of the Bancorp's derivative positions are valued utilizing models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2009 and 2008, derivatives classified as Level 3 consisted primarily of interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The net fair value of the interest rate lock commitments at March 31, 2009 was $33 million. At March 31, 2009, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of approximately $18 million and $34 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of approximately $23 million and $54 million, respectively, at March 31, 2009. The decrease in fair value of interest rate lock commitments at March 31, 2009 due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $3 million and $7 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $3 million and $7 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended March 31, 2009 ($ in millions)	Available-for- Sale Securities	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$146	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	2	—	67	69
Included in other comprehensive income	1	—	—	1
Purchases, sales, issuances and settlements, net	5	(1)	(55)	(51)
Transfers in and/or out of Level 3 (b)	—	5	—	5

Ending balance	$154	11	36	$201

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009 (c)	$2	—	39	$41

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended March 31, 2008 ($ in millions)	Available-for- Sale Securities	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$10	—	(4)	$6
Total gains or losses (realized/unrealized):
Included in earnings	(1)	—	1	—
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	167	—	7	174
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$176	—	4	$180

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008 (c)	($1)	—	5	$4

(a)	Net derivatives include derivative assets and liabilities of $42 million and $6 million, respectively, at March 31, 2009, and derivative assets and liabilities of $12 million and $8 million, respectively, at March 31, 2008.

(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.

(c)	Includes interest income and expense.

The total gains and losses included in earnings for the three months ended March 31, 2009 and 2008 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

($ in millions)	2009	2008
Interest income	$4	$—
Corporate banking revenue	—	(5)
Mortgage banking net revenue	66	6
Securities losses, net	(1)	(1)

Total gains	$69	$—

The total gains and losses included in earnings for the three months ended March 31, 2009 and 2008 attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2009 and 2008 were recorded in the Condensed Consolidated Statements of Income as follows:

($ in millions)	2009	2008
Interest income	$4	$—
Mortgage banking net revenue	33	5
Other noninterest income	5	—
Securities losses, net	(1)	(1)

Total gains	$41	$4

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

	Fair Value Measurements Using				Total Losses
As of March 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2009
Loans held for sale	$—	—	53	$53	($3)
Commercial loans	—	—	222	222	(122)
Commercial mortgage loans	—	—	199	199	(62)
Commercial construction loans	—	—	178	178	(83)
Servicing rights	—	—	478	478	(69)
Other assets (a)	—	—	130	130	(52)

Total	$—	—	1,260	$1,260	($391)

(a)	Includes other real estate owned property.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using				Total Losses
As of March 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2008
Commercial loans	$—	—	56	$56	($51)
Commercial mortgage loans	—	—	66	66	(31)
Commercial construction loans	—	—	161	161	(61)
Servicing rights	—	—	592	592	(56)

Total	$—	—	875	$875	($199)

During the fourth quarter of 2008, the Bancorp transferred certain commercial, commercial mortgage and commercial construction loans from the portfolio to loans held for sale. The Bancorp recognized losses from fair value adjustments of approximately $3 million on these commercial loans during the first quarter of 2009. The fair value of the loans was based on appraisals of the underlying collateral value. Therefore, these loans were classified within Level 3 of the valuation hierarchy.

During the first quarter of 2009 and 2008, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent commercial, commercial mortgage and commercial construction loans measured for impairment in accordance with SFAS No. 114. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the first quarter of 2009 and 2008, the Bancorp recognized temporary impairment of $69 million and $56 million in certain classes of the MSR portfolio in which the carrying value was written down to fair value as of March 31, 2009 and 2008, respectively. MSRs do not currently trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 6 for further information on the Bancorp’s MSRs.

During the first quarter of 2009, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned and measured at the lower of carrying amount or fair value, less costs to sell, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous table reflects the fair value measurements of the properties before deducting the estimated costs to sell.

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

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value in accordance with SFAS No. 159. Residential loans with a fair value of $5 million at March 31, 2009, including fair value losses of $1 million, were transferred to the Bancorp’s portfolio during the first quarter of 2009. There were no residential mortgage loans measured at fair value that were transferred to the portfolio during the first quarter of 2008.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $10 million for the three months ended March 31, 2009. For the three months ended March 31, 2008, the changes in fair value were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. These losses are reported as mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans reclassified from held for sale to held for investment were $1 million for the three months ended March 31, 2009. Instrument-specific credit risk for residential mortgage loans held for sale measured at fair value are immaterial to the Bancorp’s Condensed Consolidated Financial Statements due to the short time period between the origination and sale of the loans. Interest on residential mortgage loans measured

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

As of March 31, 2009 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$1,954	1,873	$81
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	—	—

As of December 31, 2008 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$888	848	$40
Past due loans of 90 days or more	2	3	(1)
Nonaccrual loans	—	—	—

As of March 31, 2008 ($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Residential mortgage loans measured at fair value	$951	926	$25
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

16.	Business Segments

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

Management made changes to the FTP methodology in the first quarter of 2009 to update the calculation of FTP charges and credits to each of the Bancorp’s business segments. Changes to the FTP methodology were applied retroactively and included updating rates to reflect significant increases in the Bancorp’s liquidity premiums. The increased spreads reflect the Bancorp’s liability structure and are more weighted towards retail product pricing spreads. Management will review FTP spreads periodically based on the extent of changes in market spreads. The new FTP methodology impacts all new loan originations and renewals in addition to new certificates of deposit; existing certificates of deposit will not be impacted. All demand deposits and managed accounts were impacted by the new FTP methodology.

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and changes in factors in the allowance for loan and lease losses are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they were to exist as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and, when funding operations, by accessing the capital markets as a collective unit.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended March 31, 2009:
Net interest income (a)	$335	380	132	3	37	(106)	—		781
Provision for loan and lease losses	217	128	133	3	9	283	—		773

Net interest income (loss) after provision for loan and lease losses (a)	118	252	(1)	—	28	(389)	—		8
Noninterest income:
Electronic payment processing revenue	—	47	—	195	—	(1)	(18	)(b)	223
Service charges on deposits	48	96	—	—	2	—	—		146
Mortgage banking net revenue	—	2	131	—	—	1	—		134
Corporate banking revenue	108	2	—	—	3	3	—		116
Investment advisory revenue	2	19	—	—	77	(4)	(18	)(c)	76
Other noninterest income	21	15	9	10	1	(46)	—		10
Securities gains (losses), net	—	—	16	—	—	(24)	—		(8)

Total noninterest income	179	181	156	205	83	(71)	(36)		697
Noninterest expense:
Salaries, wages and incentives	46	97	36	16	26	106	—		327
Employee benefits	13	28	7	4	8	23	—		83
Net occupancy expense	4	42	2	1	3	27	—		79
Payment processing expense	—	1	—	65	—	1	—		67
Technology and communications	—	4	—	10	—	31	—		45
Equipment expense	1	12	—	1	—	17	—		31
Other noninterest expense	173	141	66	38	46	(98)	(36)		330

Total noninterest expense	237	325	111	135	83	107	(36)		962

Income (loss) before income taxes (a)	60	108	44	70	28	(567)	—		(257)
Applicable income tax expense (benefit) (a)	(7)	38	15	24	10	(387)	—		(307)

Net income (loss)	67	70	29	46	18	(180)	—		50
Dividends on preferred stock	—	—	—	—	—	76	—		76

Net income (loss) available to common shareholders	$67	70	29	46	18	(256)	—		(26)

Average assets	$48,294	49,630	23,190	795	5,270	(8,498)	—		118,681

(a)	Includes fully taxable-equivalent adjustments of $5 million.

(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.

(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended March 31, 2008:
Net interest income (a)	$349	408	113	—	48	(92)	—		826
Provision for loan and lease losses	126	64	76	3	5	270	—		544

Net interest income (loss) after provision for loan and lease losses (a)	223	344	37	(3)	43	(362)	—		282
Noninterest income:
Electronic payment processing revenue	(1)	43	—	186	—	—	(15	)(b)	213
Service charges on deposits	44	101	—	—	2	—	—		147
Mortgage banking net revenue	—	4	93	—	—	—	—		97
Corporate banking revenue	102	3	—	—	5	(3)	—		107
Investment advisory revenue	1	22	—	—	94	(2)	(22	)(c)	93
Other noninterest income	14	18	16	12	1	116	—		177
Securities gains, net	—	—	3	—	—	27			30

Total noninterest income	160	191	112	198	102	138	(37)		864
Noninterest expense:
Salaries, wages and incentives	52	98	31	16	33	117	—		347
Employee benefits	12	29	8	4	9	23	—		85
Net occupancy expense	4	38	2	1	3	24	—		72
Payment processing expense	—	2	—	64	—	—			66
Technology and communications	(1)	4	1	9	1	33	—		47
Equipment expense	1	10	—	—	—	20	—		31
Other noninterest expense	153	117	48	39	49	(302)	(37)		67

Total noninterest expense	221	298	90	133	95	(85)	(37)		715

Income (loss) before income taxes (a)	162	237	59	62	50	(139)	—		431
Applicable income tax expense (benefit) (a)	33	83	21	22	18	(32)	—		145

Net income (loss)	129	154	38	40	32	(107)	—		286
Dividends on preferred stock (d)	—	—	—	—	—	—	—		—

Net income (loss) available to common shareholders	$129	154	38	40	32	(107)			286

Average assets	$44,612	45,701	24,735	988	6,102	(10,847)	—		111,291

(a)	Includes fully taxable-equivalent adjustments of $6 million.

(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.

(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

(d)	Dividends on preferred stock were $.185 million.

17.	Subsequent Event

On February 25, 2009, the Treasury announced the implementation of the Capital Assistance Program (the “CAP”), under which U.S. bank holding companies with more than $100 billion of assets at December 31, 2008, were required to undergo a forward-looking stress test called the Supervisory Capital Assessment Program (the “SCAP”). Results of the examinations associated with the SCAP were announced by U.S. financial and regulatory authorities on May 7, 2009. The Bancorp publicly announced specific information related to its SCAP results on May 7, 2009.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The following are changes or additions to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Bancorp is required to increase its common equity capital based upon the results of the Federal Reserve’s assessment of the Bancorp’s capital under the Supervisory Capital Assessment Program.

As described below under Part II, “Other Information (Item 5),” pursuant to Treasury’s Capital Assistance Program (the “CAP”), the Bancorp, along with the other domestic bank holding companies with assets of more than $100 billion at December 31, 2008, was subject to a forward-looking stress test called the Supervisory Capital Assessment Program (the “SCAP”).

The SCAP results indicated that under the more adverse scenario, the Bancorp would need to improve its Tier 1 common equity by an increase of $1.1 billion. Institutions subject to the SCAP that require additional capital, or that need to improve the quality of their capital, must agree to augment their capital. The Bancorp has six months to raise the capital from private sources.

The Bancorp is considering all of its available options to meet these capital requirements. Such options include, but are not limited to, exchanging or repurchasing certain securities issued by the Bancorp or its affiliates, redeeming all or a portion of the preferred stock issued to Treasury in December, 2008 pursuant to the Capital Purchase Program and issuing CAP preferred stock to the U.S. Department of the Treasury, issuing additional equity, or the potential sale of certain non-strategic assets, including available for sale securities held in a gain position, or any combination of these options.

The issuance of capital required under the SCAP may include terms unfavorable to existing shareholders.

If the Bancorp is unable to meet the capital obligations required by the SCAP through private sources, it will issue mandatorily convertible preferred stock and warrants for common stock to Treasury, subject to potential shareholder approval if the amount of common stock issued upon exercise of the CAP preferred stock or exercise of the warrant would equal or exceed 20 percent or more of the common stock outstanding. The announced terms of the CAP preferred stock include features that may be unfavorable to the Bancorp’s existing shareholders. Pursuant to the terms of the CAP, so long as Treasury owns either CAP shares or common stock issued under the CAP, the issuing institution may not declare or pay dividends greater than $0.01 per share per quarter without Treasury’s consent. In addition, the participant must submit a plan for how they intend to use the capital to support lending. These plans will be made public upon completion of the capital investment. The participants must also submit ongoing monthly reports to the Treasury that break out lending by category and show how many new loans they provided and how many ABS and mortgage-backed securities they purchased, with a description of the lending environment in the markets they serve. The reports, which will be made public, must include a comparison to an estimate of what lending activity would have been without government capital assistance. Participating institutions will be subject to rules, regulations and Treasury guidance with respect to executive compensation, transparency, accountability and monitoring, as published and in effect at the time of the investment closing. Refer to Part II, “Other Information (Item 5)” for additional information related to the CAP.

The actions the Bancorp may take to increase its common equity capital may be significantly dilutive to existing shareholders.

Based on its SCAP results, the Bancorp needs to improve its Tier 1 common equity by an increase of $1.1 billion. The Bancorp is considering all of its available options to meet this requirement. Such options include, but are not limited to, exchanging or repurchasing certain securities issued by the Bancorp or its affiliates, redeeming all or a portion of the preferred stock issued to Treasury in December, 2008 pursuant to the Capital Purchase Program and issuing CAP preferred stock, issuing additional equity, or the potential sale of certain non-strategic assets, including available for sale securities held in a gain position, or any combination of these options. The issuance of capital under the CAP or under alternative private sources could significantly dilute current shareholders’ ownership interests. If the Bancorp issues CAP preferred stock in the amount of $1.1 billion, based on the exercise price of the CAP preferred stock of $3.22, the Bancorp would issue approximately 342 million shares of common stock upon conversion of the CAP preferred stock which represents approximately 59% of the Bancorp’s shares of common stock outstanding at March 31, 2009. Depending on the manner and terms of raising capital from private sources, a similar dilutive effect could result even if the Bancorp would not participate in the CAP at all.

The Bancorp entered into a definitive agreement to sell an interest in its processing business and may not be able to generate gains on sale or related increase in shareholders’ equity commensurate with desirable levels. Moreover, the loss of income from the sale of the interest could have an adverse effect on the Bancorp’s earnings and future growth.

On March 30, 2009, the Bancorp and Advent International (Advent) announced that they entered into a master investment agreement pursuant to which Advent will purchase a majority interest in the Bancorp’s processing business. The Bancorp will retain a 49% interest in the processing business. The joint venture involves the Bancorp Processing Solutions’ merchant acquiring and financial institutions processing businesses (the “Processing Business”). The Bancorp will retain its credit card issuing business.

The transaction is currently expected to close in the second quarter of 2009 and is subject to regulatory approval. The Bancorp is subject to market forces that may make completion of the sale unsuccessful or may hinder the ability to do so within a desirable time frame. If the Bancorp is able to complete the sale, it may not be able to fully achieve its strategic objectives and planned operating efficiencies. The Bancorp may have difficulty separating the operations of the Processing Business and achieve lower than expected gains related to the sale of the business. In addition, the Bancorp may suffer the loss of income from the sold portion of the Processing Business and such loss of income could have an adverse effect on its future earnings and growth.

If the Bancorp is not able to complete the sale of its Processing Business to Advent, the Bancorp will need to replace the anticipated capital benefit expected from the sale and such alternative capital will likely be on less desirable terms than capital from the sale of the Processing Business.

The Bancorp’ sale of its Processing Business to Advent is expected to contribute significantly to its capital levels by increasing the Bancorp’s Tier 1 common equity by an estimated $1.6 billion.

The results of the SCAP included the anticipated capital benefit of the transaction with Advent. Therefore, if the transaction with Advent does not close or does not close in the desired timeframe, the Bancorp must find an alternative source of capital to achieve the estimated common equity capital benefit of $1.6 billion from the transaction. Such alternative sources of capital will likely have a more dilutive effect on existing shareholders.

In addition, if the Bancorp is unable to complete the sale of its Processing Business to Advent, the price of the Bancorp’s common stock may decline to the extent that the current market price reflects a market assumption that the deal will close.

Legislative or regulatory compliance, changes or actions or significant litigation, could adversely impact the Bancorp or the businesses in which the Bancorp is engaged.

The Bancorp is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which the Bancorp may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Bancorp or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against the Bancorp could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect the Bancorp and its shareholders. Future changes in the laws, including tax laws, or, as a participant in the Capital Purchase Program under EESA, the rules and regulations promulgated under EESA or ARRA, or regulations or their interpretations or enforcement may also be materially adverse to the Bancorp and its shareholders or may require the Bancorp to expend significant time and resources to comply with such requirements.

The Bancorp’s business, financial condition and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to participating in Treasury’s CPP and CAP, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits. These programs subject the Bancorp and other financial institutions who have participated in these programs to additional restrictions, oversight and/or costs that may have an impact on the Bancorp’s business, financial condition, results of operations or the price of its common stock.

Compliance with such regulation and scrutiny may significantly increase the Bancorp’s costs, impede the efficiency of its internal business processes, require it to increase its regulatory capital and limit its ability to pursue business opportunities in an efficient manner. The Bancorp also will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The increased costs associated with anticipated regulatory and political scrutiny could adversely impact the Bancorp’s results of operations.

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. The Bancorp cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on the Bancorp. Additional regulation could affect the Bancorp in a substantial way and could have an adverse effect on its business, financial condition and results of operations.

The Bancorp and/or the holders of its securities could be adversely affected by unfavorable ratings from rating agencies.

The Bancorp’s ability to access the capital markets is important to its overall funding profile. This access is affected by the ratings assigned by rating agencies to the Bancorp, certain of its affiliates and particular classes of securities they issue. The interest rates that the Bancorp pays on its securities are also influenced by, among other things, the credit ratings that it, its affiliates and/or its securities receive from recognized rating agencies. A downgrade to the Bancorp’s, or its affiliates’, credit rating could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to the Bancorp, its affiliates or their securities could also create obligations or liabilities to the Bancorp under the terms of its outstanding securities that could increase the Bancorp’s costs or otherwise have a negative effect on the Bancorp’s results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by the Bancorp or its affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold. On April 14, 2009, Moody's Investors Service downgraded the Bancorp’s issuer rating to “Baa1” from “A2” and downgraded the long term debt rating and deposit ratings for the Bancorp’s Ohio and Michigan bank subsidiaries to “A2” from “A1.”

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases of equity securities by the Bancorp during the first quarter of 2009.

Defaults Upon Senior Securities (Item 3)

None.

Submission of Matters to a Vote of Security Holders (Item 4)

On April 21, 2009, the Bancorp held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders voted on the following proposals stated in the Proxy Statement dated March 10, 2009, which is incorporated by reference herein.

The proposals voted on and approved or disapproved by the shareholders at the Annual Meeting were as follows:

1.	Election of all of the Board of Directors to serve until the Annual Meeting of Shareholders in 2010.

Summary of Votes	Number of Shares
	For	Withheld
Election of Board of Directors:
Darryl F. Allen	464,622,644	28,854,225
John F. Barrett	464,188,893	29,287,976
Ulysses L. Bridgeman, Jr.	466,510,681	26,966,188
James P. Hackett	466,266,532	27,210,337
Gary R. Heminger	465,119,075	28,357,794
Kevin T. Kabat	461,030,585	32,446,284
Mitchel D. Livingston, Ph.D	464,332,555	29.144.314
Hendrick G. Meijer	464,014,926	29.461.943
John J. Schiff, Jr.	462,300,113	31,176,756
Dudley S. Taft	454,321,835	39,155,034
Thomas W. Traylor	456,876,512	36,600,357
Marsha C. Williams	464,771,360	28,705,509

2.	The proposal for approval to amend Article Fourth of the Amended Articles of Incorporation to provide greater flexibility in the terms of authorized and unissued shares of preferred stock that may be offered by the Company in the future failed to achieve the necessary votes by a vote from common shareholders of 347,722,715 for, 28,040,249 against, 3,273,417 abstain; from Series F Preferred Shareholders of 136,320 for; and from Series G Preferred Shareholders of 29,546 for, 4,642 against, and 802 abstain.

3.	Approval of the Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan, including the issuance of up to 12,000,000 shares of common stock thereunder by a vote of 348,412,666 for, 27,609,605 against, and 3,014,112 abstain.

4.	Approval of the appointment of the firm Deloitte & Touche LLP, to serve as independent auditors for the Bancorp for the year 2009 by a vote of 477,673,320 for, 12,299,702 against, and 3,507,817 abstain.

5.	Approval of the advisory vote on Executive Compensation by a vote of 353,995,342 for, 21,356,257 against, and 3,684,784 abstain.

6.	Rejection of the shareholder proposal requesting the Board of Directors to prepare a sustainability report by a vote of 88,851,771 for, 221,746,678 against, and 68,437,937 abstain.

7.	Approval of the shareholder proposal requesting the Board of Directors to initiate the process to amend the Bancorp’s Articles of Incorporation to provide for majority voting in the election of Directors by a vote of 201,963,917 for, 172,718,905 against, and 4,353,379 abstain.

8.	Rejection of the shareholder proposal to engage an investment banking firm to actively seek a sale or merger of the Bancorp by a vote of 53,275,736 for, 319,791,985 against, and 5,968,655 abstain.

Other Information (Item 5)

Market Developments and Economic Conditions.

In recent periods, United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. These developments and conditions have also negatively impacted the financial position and results of operations of the Bancorp.

The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Bancorp, are numerous and include (1) continued or worsening credit quality, (2) continued or worsening disruption and volatility in financial markets, (3) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system and (4) recessionary conditions that are deeper or last longer than currently anticipated, whether nationally or within all or a portion of the Bancorp’s geographic footprint.

Supervisory Capital Assessment Program

On February 10, 2009, the U.S. Department of the Treasury (Treasury) announced a new financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the Emergency Economic Stabilization Act of 2008 (EESA). Pursuant to the Financial Stability Plan’s new Capital Assistance Program (the “CAP”), the Bancorp, along with the other domestic bank holding companies with assets of more than $100 billion at December 31, 2008, was subject to a forward-looking stress test called the Supervisory Capital Assessment Program (the “SCAP”). The SCAP exam evaluated the projected level and quality of each institution’s capital during specified economic scenarios through the end of 2010, which included a baseline scenario, reflecting a consensus estimate of private-sector forecasters, and a more adverse scenario, reflecting an economic situation more severe than is generally anticipated. The process and methodologies used by the federal banking supervisory agencies under the SCAP are described in a white paper released by the Federal Reserve on April 24, 2009 and available on its website at www.federalreserve.gov.

The U.S. financial and regulatory authorities publicly announced the results of the SCAP examinations for the 19 domestic bank holding companies subject to the exam on May 7, 2009. Also on May 7, 2009, the Bancorp publicly announced specific information related to its SCAP results. The SCAP results indicated that under the more adverse scenario, the Bancorp would need to improve its Tier 1 common equity by an increase of $1.1 billion.

Institutions subject to the SCAP that require additional capital, or that need to improve the quality of their capital, must agree to augment their capital. The Bancorp has six months to raise the capital from private sources or take an investment from the Treasury under CAP in mandatorily convertible preferred stock (CAP shares). The Bancorp currently believes that there are a number of other options available to it that could generate substantial amounts of Tier 1 common equity, summarized below, which may reduce or even eliminate any capital required to be issued under the CAP program. If the Bancorp does not satisfy all of the SCAP capital requirements through private sources, it anticipates issuing CAP shares within six months, subject to potential shareholder approval if the amount of common stock issued upon exercise of the CAP shares or exercise of the warrants would equal or exceed 20 percent or more of the common stock outstanding.

The options the Bancorp anticipates evaluating include the potential sale of certain non-strategic assets, including available for sale securities held in a gain position. The Bancorp will also evaluate transactions involving the issuance of cash, common stock or other securities in exchange for outstanding securities of the Bancorp or its affiliates. The determination of whether to pursue such transactions will be made based upon market conditions, the price of the securities issued or redeemed, the amount of such securities that may be redeemed for a price acceptable to the Bancorp and to the holders of such securities, and other factors including the cost and dilution of such actions compared with the cost and dilution associated with the issuance of CAP shares and the terms associated with participation in the program.

Most forms of Tier 1 common-qualifying capital that the Bancorp may generate, including through the issuance of the CAP shares, would generate additional Tier 1 capital as well. As the Bancorp expects that its Tier 1 ratio would be substantially in excess of the “well-capitalized” minimum of 6 percent, as well as in excess of its target range of 8 to 9 percent, even without the inclusion of any new Tier 1 common-qualifying capital (including CAP shares), and even under the more adverse scenario, it would expect to use the proceeds to repay a portion of the preferred stock issued to Treasury on December 31, 2008 under the Capital Purchase Program. This repurchase would be subject to approval by the Bancorp’s primary Federal banking agency.

A CAP participant will be permitted to issue CAP shares to Treasury in any amount between one percent and two percent of its risk-weighted assets, plus any additional amount used to redeem Capital Purchase Program shares. Approval from the institution’s primary federal regulator is required for amounts in excess of this limit and any participant receiving additional amounts will be deemed as needing “exceptional assistance” and may be subject to additional terms and conditions. The CAP shares may be converted by the issuer to common shares with the approval of the participant’s primary federal banking agency. If the participant does not convert the CAP shares, the CAP terms require conversion automatically take place seven years after issuance. The CAP shares will be convertible into shares of common stock at a conversion price equal to 90% of the average closing price for the common stock for the 20 trading day period ending February 9, 2009, subject to customary anti-dilution adjustments and will bear cumulative dividends of 9%, payable quarterly, until converted or redeemed. If, however, certain shareholder approvals, discussed below, are required but not received within six months from issuance, the CAP shares will have a dividend rate of 20% until such shareholder approval is received. If the Bancorp issues CAP shares, the conversion price will be $3.22 per share.

So long as Treasury owns either CAP shares or common stock issued under the CAP, the issuing institution may not declare or pay dividends greater than $0.01 per share per quarter without Treasury’s consent. In addition, the participant must submit a plan for how they intend to use the capital to support lending. These plans will be made public upon completion of the capital investment. The participants must also submit ongoing monthly reports to the Treasury that break out lending by category and show how many new loans they provided and how many ABS and mortgage-backed securities they purchased, with a description of the lending environment in the markets they serve. The reports, which will be made public, must include a comparison to an estimate of what lending activity would have been without government capital assistance. Participating institutions will be subject to rules, regulations and Treasury guidance with respect to executive compensation, transparency, accountability and monitoring, as published and in effect at the time of the investment closing.

Like the preferred shares issued to Treasury under the Capital Purchase Program, the CAP shares will not have voting rights other than class voting rights on (i) any authorization or issuance of shares ranking senior to the senior preferred shares, (ii) any amendment to the rights of senior preferred shares, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the senior preferred shares. In addition, if dividends are not paid in full for six dividend periods, Treasury will have the right to elect two directors (which right will terminate when dividends have been paid for four consecutive dividend periods). Upon conversion of the CAP shares, Treasury will have the voting rights associated with the common stock.

As part of its purchase of CAP shares, Treasury will receive a warrant to purchase the participating institution’s common stock, with an aggregate market value, based on the CAP conversion price, equal to 20 percent of the amount of the Treasury’s investment in the CAP shares. The initial exercise price on the warrants will be the CAP share conversion price, subject to adjustment if shareholder approvals described below are required and are not received. Treasury has indicated that it would not exercise voting rights with respect to any common stock received upon exercise of warrants.

If the institution does not have sufficient authorized common stock to reserve for conversion and/or must receive shareholder approval to issue common stock upon conversion of the CAP shares or exercise of the warrants, it must call a shareholder meeting and receive the permission necessary to convert the CAP shares or exercise the warrants. If the institution does not receive such shareholder approval, the conversion price and the warrant exercise price will each be decreased by 15% of the original conversion price and warrant exercise price, respectively, on each six month anniversary of the issue date of the CAP shares, subject to a maximum reduction of 45% of the original conversion price and warrant exercise price.

The Bancorp would potentially require shareholder approval to issue common stock upon conversion of the CAP shares or exercise of the warrants if the amount of common stock issuable under the CAP shares and exercise of the warrant would equal or exceed 20 percent or more of the common stock outstanding.

Exhibits (Item 6)

2.1	Master Investment Agreement (excluding exhibits and schedules) dated as of March 27, 2009 among Fifth Third Bank, Advent-Kong Blocker Corp., Fifth Third Processing Solutions, LLC and FTPS Opco, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2009.

3.1	Second Amended Articles of Incorporation, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Code of Regulations, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.1	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Registrant’s Proxy Statement dated March 10, 2009.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 11, 2009	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President and
Chief Financial Officer