Form 10-Q
period 2009-06-30
FIFTH THIRD BANCORP
filed 2009-08-10
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

There were 795,313,448 shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2009.

This report may contain forward-looking statements about Fifth Third Bancorp and/or the LLC within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) lower than expected gains related to any sale or potential sale of businesses; (21) difficulties in separating Fifth Third Processing Solutions from Fifth Third; (22) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth;(23) ability to secure confidential information through the use of computer systems and telecommunications networks; and (24) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Fifth Third’s Web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,			For the six months ended June 30,
($ in millions, except per share data)	2009	2008	% Change	2009	2008	% Change
Income Statement Data
Net interest income (a)	$836	$744	12	$1,617	$1,570	3
Noninterest income	2,583	722	258	3,280	1,587	107
Total revenue (a)	3,419	1,466	133	4,897	3,157	55
Provision for loan and lease losses	1,041	719	45	1,814	1,263	44
Noninterest expense	1,021	858	19	1,984	1,576	26
Net income (loss)	882	(202)	NM	932	84	1,006
Net income (loss) available to common shareholders	856	(202)	NM	829	84	888
Common Share Data
Earnings per share, basic	$1.35	(.37)	NM	$1.37	$.16	756
Earnings per share, diluted	1.15	(.37)	NM	1.18	.16	638
Cash dividends per common share	.01	.15	(93)	.02	.59	(97)
Market value per share	7.10	10.18	(30)	7.10	10.18	(30)
Book value per share	12.71	16.75	(24)	12.71	16.75	(24)
Financial Ratios
Return on assets	3.05%	(.72)	NM	1.60%	.15	967
Return on average common equity	41.2	(8.5)	NM	20.7	1.8	1,050
Average equity as a percent of average assets	10.78	8.59	25	10.48	8.51	23
Tangible equity (h)	9.72	6.37	53	9.72	6.37	53
Tangible common equity (i)	6.55	5.40	21	6.55	5.40	21
Net interest margin (a)	3.26	3.04	7	3.16	3.22	(2)
Efficiency (a)	29.9	58.6	(49)	40.5	49.9	(19)
Credit Quality
Net losses charged off	$626	$344	82	$1,116	620	80
Net losses charged off as a percent of average loans and leases	3.08%	1.66	86	2.73%	1.52	80
Allowance for loan and lease losses as a percent of loans and leases	4.28	1.85	131	4.28	1.85	131
Allowance for credit losses as a percent of loans and leases (b)	4.57	1.98	131	4.57	1.98	131
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (c)(d)	3.48	2.26	54	3.48	2.26	54
Average Balances
Loans and leases, including held for sale	$84,996	85,212	—	$85,410	85,062	—
Total securities and other short-term investments	17,762	13,363	33	17,798	12,980	37
Total assets	115,878	112,098	3	117,272	111,694	5
Transaction deposits (e)	54,115	53,763	1	53,236	53,610	(1)
Core deposits (f)	68,727	63,280	9	67,793	63,811	6
Wholesale funding (g)	31,369	35,160	(11)	33,126	34,189	(3)
Shareholders’ equity	12,490	9,629	30	12,288	9,504	29
Regulatory Capital Ratios
Tier I capital	12.90%	8.51	52	12.90	8.51	52
Total risk-based capital	16.96	12.15	40	16.96	12.15	40
Tier I leverage	12.17	9.08	34	12.17	9.08	34
Tier I common equity	6.94	5.18	35	6.94	5.18	35

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended June 30, 2009 and 2008 were $5 million and $6 million, respectively, and for the six months ended June 30, 2009 and 2008 were $10 million and $11 million, respectively.
(b)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(c)	Excludes nonaccrual loans held for sale.
(d)	During the first quarter of 2009, the Bancorp modified its nonaccrual policy to exclude consumer troubled debt restructuring (TDR) loans less than 90 days past due as they were performing in accordance with restructuring terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits of commercial customers.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.
(h)	The tangible equity ratio is calculated as tangible equity (shareholders’ equity less goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (total assets less goodwill, intangible assets and tax effected accumulated other comprehensive income.) For further information, see the Non-Gaap Financial Measures section below.
(i)	The tangible common equity ratio is calculated as tangible common equity (shareholders’ equity less preferred stock, goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (defined above.) For further information, see the Non-GAAP Financial Measures section below.

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2009, the Bancorp had $116 billion in assets, operated 16 affiliates with 1,306 full-service banking centers including 99 Bank Mart® locations open seven days a week inside select grocery stores and 2,355 Jeanie® ATMs in the Midwestern and Southeastern regions of the United States. As of June 30, 2009, the Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Fifth Third Processing Solutions (FTPS) and Investment Advisors.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2009, net interest income, on a fully taxable equivalent (FTE) basis, and noninterest income provided 24% and 76% of total revenue, respectively. Excluding the effects of the Processing Business Sale discussed below, net interest income on a FTE basis and noninterest income provided 51% and 49% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

On June 4, 2009, the Bancorp completed an at-the-market offering resulting in the sale of $1 billion of its common shares. As a result, the Bancorp issued approximately 158 million common shares at an average share price of $6.33. In addition, on June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares of its Series G convertible preferred stock. As a result of this exchange, the Bancorp issued approximately 60 million common shares and $230 million in cash for 63% of the outstanding Series G preferred shares. Based upon the difference in the carrying value of the Series G preferred shares and the fair value of the common shares and cash issued, the Bancorp recognized an increase to net income available to common shareholders of $35 million. For further information regarding the Bancorp’s common and preferred stock, see Note 15 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 30, 2009, the Bancorp completed the sale (herein the “Processing Business Sale”) of a majority interest in its merchant acquiring and financial institutions processing businesses. The Processing Business Sale generated a pre-tax gain of $1.8 billion ($1.1 billion after-tax) and increased the Bancorp’s tangible common equity (Non-GAAP) and Tier 1 capital by $1.2 billion. For further information regarding the Processing Business Sale, see Note 19 of the Notes to Condensed Consolidated Financial Statements.

On July 16, 2009, Visa Inc. announced it had deposited $700 million into the litigation escrow account. As a result of this funding, the Bancorp recorded its proportional share of $29 million of these additional funds as a reduction to noninterest expense, which will be recognized by the Bancorp in the third quarter of 2009. Additionally, on July 17, 2009 the Bancorp completed the sale of its Visa Inc. Class B shares for $300 million. As part of this transaction the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent change in the conversion rate of Class B shares into Class A shares. As a result of this transaction, the Bancorp will recognize a pre-tax gain of $288 million in the third quarter of 2009. The net impact of the recognition of the additional escrow funding and sale of Class B shares will result in a net after-tax benefit of approximately $206 million. For further information regarding the sale of Visa Inc. Class B shares, see Note 20 of the Notes to Condensed Consolidated Financial Statements.

Earnings Summary

During the second quarter of 2009, the Bancorp continued to be affected by the economic slowdown and market disruptions. The Bancorp’s net income for the quarter was $882 million. Excluding the effects of the aforementioned Processing Business Sale, the Bancorp’s net loss for the quarter was $173 million. Preferred dividends of $26 million for the quarter included $53 million related to the Series F preferred stock held by the U.S. Treasury, $9 million paid to Series G preferred stock holders, partially offset by the $35 million benefit from the conversion of the Series G preferred stock discussed above. Including preferred dividends, the net income available to common shareholders was $856 million in the second quarter of 2009 compared to a net loss of $202 million in the second quarter of 2008. Diluted earnings per share was $1.15 in the second quarter of 2009 compared to a net loss of $.37 per diluted share in the second quarter of 2008.

Net interest income (FTE) increased 12%, from $744 million in the second quarter of 2008 to $836 million in second quarter of 2009. In the second quarter of 2008, net interest income included leveraged lease charges of approximately $130 million due to a projected change in the timing of tax benefits related to certain leveraged lease transactions. Excluding the leveraged lease charges, net interest income recognized in the second quarter of 2009, declined by approximately $38 million, or four percent, largely driven by a shift in deposit mix toward higher priced certificates of deposit (CDs) in the latter part of 2008 and higher interest reversals, partially offset by improved pricing spreads on loan originations. Net interest margin was 3.26% in the second quarter of 2009, an increase of 22 bp from the second quarter of 2008, and a decrease of 31 bp excluding the leveraged lease charges.

Noninterest income increased 258%, from $722 million in the second quarter of 2008 to $2.6 billion in the second quarter of 2009. Excluding the impact of the Processing Business Sale, noninterest income increased 13%, or $97 million, from a year ago due to an increase in mortgage banking revenue, payment processing revenue and gains in the securities portfolio, partially offset by a decrease in investment advisory revenue.

Noninterest expense increased 19%, or $163 million, compared to the second quarter of 2008 driven by higher employee related costs, loan processing expense and the impact of higher deposit insurance assessments including a special assessment of $55 million in the second quarter of 2009.

The Bancorp does not originate subprime mortgage loans, hold credit default swaps or hold asset-backed securities (ABS) backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakening economic conditions. The housing markets continued to weaken throughout 2008 and into the second quarter of 2009, particularly in the upper Midwest and Florida. Additionally, economic conditions continued to deteriorate throughout 2008 and into the second quarter of 2009, putting significant stress on the Bancorp’s commercial and consumer loan portfolios. Consequently, the provision for loan and lease losses increased to $1 billion for the second quarter of 2009 compared to $719 million for the second quarter of 2008. Net charge-offs as a percent of average loans and leases were 3.08% in the second quarter of 2009 compared to 1.66% in the second quarter of 2008. At June 30, 2009, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (OREO) and excluding nonaccrual loans held for sale, increased to 3.48% from 2.26% at June 30, 2008. Including $352 million of nonaccrual loans classified as held-for-sale in the second quarter of 2009, total nonperforming assets were $3.2 billion compared with $1.9 billion in the second quarter of 2008.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (FRB). As of June 30, 2009, the Tier 1 capital ratio was 12.90%, the Tier 1 leverage ratio was 12.17%, the total risk-based capital ratio was 16.96% and the Tier 1 common equity ratio, a new measure that originated from the Supervisory Capital Assessment Program (SCAP) and defined as tier 1 common equity divided by total risk weighted assets, was 6.94%. These capital ratios were strengthened during the second quarter of 2009 due to the Processing Business Sale, the completed offer to sell $1 billion in common stock, and the completed exchange of Series G preferred stock discussed previously.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

NON-GAAP FINANCIAL MEASURES

In addition to capital ratios defined by banking regulators, the Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because generally accepted accounting principles in the United States of America (US GAAP) do not include capital ratio measures, the Bancorp believes there are no comparable US GAAP financial measures to these ratios.

The Bancorp believes these Non-GAAP measures are important because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of the Bancorp’s capitalization to other organizations. However, because there are no standardized definitions for these ratios, the Bancorp’s calculations may not be comparable with other organizations, and the usefulness of these measures to investors may be limited. As a result, the Bancorp encourages readers to consider its Condensed Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

The following table reconciles Non-GAAP financial measures to US GAAP as of June 30:

TABLE 2: Non-GAAP Financial Measures

($ in millions)	2009	2008
Total shareholders’ equity	13,700	10,754
Less:
Goodwill	(2,417)	(3,603)
Intangible assets	(133)	(203)
Accumulated other comprehensive income	(152)	152

Tangible equity (a)	10,998	7,100
Less: Preferred stock	(3,588)	(1,082)

Tangible common equity (b)	7,410	6,019

Total assets	115,984	114,975
Less:
Goodwill	(2,417)	(3,603)
Intangible assets	(133)	(203)
Accumulated other comprehensive income, before tax	(234)	235

Tangible assets, excluding unrealized gains / losses (c)	113,200	111,404

Ratios:
Tangible equity (a) / (c)	9.72%	6.37%
Tangible common equity (b) / (c)	6.55%	5.40%

RECENT ACCOUNTING STANDARDS

Note 2 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the significant new accounting standards adopted by the Bancorp during 2009 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. No material changes have been made during the three months ended June 30, 2009 to the valuation techniques or models described in this Critical Accounting Policies section.

Allowance for Loan and Lease Losses

The Bancorp maintains an allowance to absorb probable loan and lease losses inherent in the portfolio. The allowance is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan and lease losses are based on the Bancorp’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

appropriate level of the allowance, the Bancorp estimates losses using a range derived from “base” and “conservative” estimates. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

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

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in either other assets or accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence to determine whether it is more-likely-than-not.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. For additional information on income taxes, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the servicing rights are stratified into classes based on the financial asset type and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Condensed Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred. For additional information on servicing rights, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Fair Value Measurements

Effective January 1, 2008, the Bancorp adopted SFAS No. 157, “Fair Value Measurements”, which provides a framework for measuring fair value under US GAAP. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 addresses the valuation techniques used to measure fair value. These valuation techniques include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves discounting future amounts to a single present amount and is based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

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

In addition to the financial assets and liabilities measured at fair value on a recurring basis, the Bancorp measures servicing rights and certain loans and long-lived assets at fair value on a nonrecurring basis. Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements for further information.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Consistent with SFAS No. 142, during Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Condensed Consolidated Financial Statements as a result of this assignment process. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

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

Tables 3 and 4 present the components of net interest income, net interest margin and net interest spread for the three and six months ended June 30, 2009 and 2008. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income (FTE) was $836 million for the second quarter of 2009, an increase of $55 million from the first quarter of 2009 and an increase of $92 million from the second quarter of 2008. Net interest income in the second quarter of 2008 was impacted by the recalculation of cash flows for certain leveraged leases that reduced interest income on commercial leases by $130 million, while net interest income in the first quarter of 2009 was impacted by a $6 million charge on these leveraged leases due to the settlement with the IRS. Exclusive of the impact of these items, net interest income increased $49 million compared to the first quarter of 2009 and decreased $38 million compared to the second quarter of 2008. The sequential increase is primarily a result of improved pricing spreads on loan originations and a shift in funding composition to lower cost core deposits as higher priced term deposits issued in the second half of 2008 matured. Additionally, long-term debt balances and rates also decreased in comparison to the first quarter of 2009 driven by $1.2 billion in bank notes maturing in the second quarter of 2009. The sequential increase in net interest income was also impacted by a decline of $2.8 billion, or three percent, in average interest-bearing liabilities compared to a decline of $906 million, or one percent, in average interest-bearing assets driven by an increase in the Bancorp’s free funding position. These improvements were partially offset by growth in the Bancorp’s nonperforming loans compared to the first quarter of 2009. During the second quarter of 2009, $91 million in additional interest income would have been recognized if nonaccrual loans had been current. Excluding the impact of the second quarter of 2008 leveraged lease charge, net interest income declined year-over-year due to the decline in market interest rates as the Bancorp’s assets have repriced faster than its liabilities. This decline in rates more than offset the benefit of the $4.1 billion increase, or four percent, in average interest-earning assets compared to a decline of $1 billion, or one percent, in average interest-bearing liabilities driven by an increase in the Bancorp’s free funding position. Net interest income was also impacted by a significant decline in federal funds rates from the second quarter of 2008 and a decline in long term debt outstanding due to a $1 billion FHLB advance maturing in the first quarter of 2009 and the previously mentioned $1.2 billion of bank notes. The Bancorp’s net interest rate spread for the second quarter of 2009 was 2.95%, an increase of 21 bp from the first quarter of 2009 and a 23 bp increase from the second quarter of 2008.

Net interest margin increased to 3.26% in the second quarter of 2009 compared to 3.06% in the first quarter of 2009 and 3.04% in the second quarter of 2008. The second quarter of 2008 was impacted by a 53 bp decrease from the recalculation of cash flows in certain leveraged leases mentioned previously. Exclusive of this adjustment, net interest margin increased 20 bp sequentially and declined 31 bp on a year-over-year basis based on the reasons mentioned previously.

Total average interest-earning assets decreased one percent from the first quarter of 2009 and increased four percent compared to the second quarter of 2008. On a year-over-year basis, average total commercial loans decreased two percent while residential mortgage and home equity loans increased four and five percent, respectively. Additionally, the investment portfolio increased $4.4 billion, or 33%, compared to the second quarter of 2008. The increase in the investment portfolio during the quarter is a result of the increase in purchases of mortgage-backed securities and automobile asset-backed securities, the purchase of investment grade commercial paper from an unconsolidated qualifying special purpose entity (QSPE) and an increase in variable rate demand notes (VRDNs) held in the Bancorp’s trading portfolio. Further detail on the Bancorp’s investment securities portfolio can be found in the Balance Sheet Analysis section.

Interest income (FTE) from loans and leases decreased $3 million, or one percent, compared to the first quarter of 2009 and decreased $55 million, or five percent, compared to the second quarter of 2008. The decrease from the first quarter of 2009 was the result of a 2 bp decrease in average rates and one percent decrease in average loan and lease balances. Exclusive of leveraged lease charges, interest income (FTE) from loans and leases decreased $185 million compared to the prior year quarter. The decrease from the second quarter of 2008 was due to a decrease in average rates.

Interest income (FTE) from investment securities and short-term investments increased two percent compared to the first quarter of 2009 and increased 17% percent compared to the second quarter of 2008. The increase from the first quarter of 2009 was a result of the three percent increase in the average taxable investment portfolio balances. The increase from the second quarter of 2008 was a result of the 33% increase in average investment portfolio balances, offset by a 33 bp decrease in the weighted-average yield on those investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

TABLE 3: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	June 30, 2009			June 30, 2008			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$28,038	$283	4.06%	$28,557	$357	5.04%	($6)	($68)	($74)
Commercial mortgage	12,668	140	4.44	12,590	186	5.93	1	(47)	(46)
Commercial construction	4,842	34	2.80	5,700	77	5.44	(10)	(33)	(43)
Commercial leases	3,512	41	4.66	3,747	(91)	(9.77)	5	127	132

Subtotal – commercial	49,060	498	4.07	50,594	529	4.21	(10)	(21)	(31)
Residential mortgage loans	11,669	164	5.65	11,244	171	6.10	6	(12)	(6)
Home equity	12,636	131	4.14	12,012	168	5.61	8	(45)	(37)
Automobile loans	8,692	138	6.36	8,439	131	6.23	4	3	7
Credit card	1,863	47	10.06	1,703	39	9.28	4	3	7
Other consumer loans/leases	1,076	20	7.52	1,220	15	4.97	(2)	7	(5)

Subtotal – consumer	35,936	500	5.58	34,618	524	6.08	20	(44)	(24)

Total loans and leases	84,996	998	4.71	85,212	1,053	4.97	10	(65)	(55)
Securities:
Taxable	16,778	181	4.33	12,554	151	4.83	47	(17)	30
Exempt from income taxes (b)	242	5	8.04	364	7	7.32	(3)	1	(2)
Other short-term investments	742	—	0.15	445	2	2.12	1	(3)	(2)

Total interest-earning assets	102,758	1,184	4.62	98,575	1,213	4.95	55	(84)	(29)
Cash and due from banks	2,350			2,357
Other assets	13,907			12,370
Allowance for loan and lease losses	(3,137)			(1,204)

Total assets	$115,878			$112,098

Liabilities
Interest-bearing liabilities:
Interest checking	$14,837	$10	0.27%	$14,396	$28	0.78%	$1	($19)	($18)
Savings	16,705	32	0.77	16,583	48	1.16	1	(17)	(16)
Money market	4,167	7	0.63	6,592	29	1.76	(8)	(15)	(23)
Foreign office deposits	1,717	2	0.54	2,169	8	1.42	(1)	(4)	(5)
Other time deposits	14,612	127	3.48	9,517	83	3.52	45	(1)	44
Certificates—$100,000 and over	11,455	80	2.80	8,143	67	3.29	24	(10)	14
Other foreign office deposits	240	—	0.19	2,948	15	2.10	(8)	(8)	(16)
Federal funds purchased	542	—	0.18	3,643	19	2.08	(9)	(10)	(19)
Other short-term borrowings	8,002	12	0.61	5,623	30	2.15	8	(26)	(18)
Long-term debt	11,130	78	2.79	14,803	142	3.85	(30)	(34)	(64)

Total interest-bearing liabilities	83,407	348	1.67	84,417	469	2.23	23	(144)	(121)
Demand deposits	16,689			14,023
Other liabilities	3,292			4,029

Total liabilities	103,388			102,469
Shareholders’ equity	12,490			9,629

Total liabilities and shareholders’ equity	$115,878			$112,098

Net interest income		$836			$744		$32	$60	$92
Net interest margin			3.26%			3.04%
Net interest rate spread			2.95			2.72
Interest-bearing liabilities to interest-earning assets			81.17			85.64

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $5 million and $6 million for the three months ended June 30, 2009 and 2008, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

TABLE 4: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the six months ended	June 30, 2009			June 30, 2008			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$28,500	$570	4.03%	$27,587	$754	5.50%	$25	($209)	($184)
Commercial mortgage	12,738	284	4.50	12,321	374	6.10	12	(102)	(90)
Commercial construction	4,978	76	3.08	5,639	155	5.54	(17)	(62)	(79)
Commercial leases	3,538	68	3.89	3,735	(51)	(2.76)	3	116	119

Subtotal – commercial	49,754	998	4.04	49,282	1,232	5.03	23	(257)	(234)
Residential mortgage loans	11,297	327	5.84	11,472	349	6.12	(5)	(17)	(22)
Home equity	12,699	265	4.21	11,929	358	6.03	22	(115)	(93)
Automobile loans	8,690	275	6.38	9,491	299	6.33	(26)	2	(24)
Credit card	1,844	96	10.47	1,681	77	9.22	8	11	19
Other consumer loans/leases	1,126	38	6.83	1,207	31	5.24	(2)	9	7

Subtotal – consumer	35,656	1,001	5.66	35,780	1,114	6.26	(3)	(110)	(113)

Total loans and leases	85,410	1,999	4.72	85,062	2,346	5.55	20	(367)	(347)
Securities:
Taxable	16,532	357	4.36	12,057	298	4.97	100	(41)	59
Exempt from income taxes (b)	252	10	7.73	383	14	7.32	(5)	1	(4)
Other short-term investments	1,014	1	0.18	540	7	2.69	3	(9)	(6)

Total interest-earning assets	103,208	2,367	4.62	98,042	2,665	5.47	118	(416)	(298)
Cash and due from banks	2,394			2,296
Other assets	14,632			12,424
Allowance for loan and lease losses	(2,962)			(1,068)

Total assets	$117,272			$111,694

Liabilities
Interest-bearing liabilities:
Interest checking	$14,534	$20	0.27%	$14,616	$81	1.11%	$1	($61)	($60)
Savings	16,490	68	0.83	16,329	120	1.48	1	(54)	(53)
Money market	4,362	15	0.67	6,744	76	2.26	(21)	(40)	(61)
Foreign office deposits	1,736	5	0.54	2,306	23	1.98	(5)	(13)	(18)
Other time deposits	14,557	256	3.55	10,201	200	3.94	78	(21)	57
Certificates - $100,000 and over	11,628	168	2.92	6,989	131	3.77	72	(34)	38
Other foreign office deposits	243	—	0.21	3,405	46	2.74	(23)	(23)	(46)
Federal funds purchased	621	1	0.25	4,451	62	2.77	(29)	(32)	(61)
Other short-term borrowings	8,807	36	0.82	5,280	67	2.56	30	(62)	(32)
Long-term debt	11,827	181	3.09	14,064	289	4.15	(42)	(67)	(109)

Total interest-bearing liabilities	84,805	750	1.78	84,385	1,095	2.61	62	(407)	(345)
Demand deposits	16,114			13,615
Other liabilities	4,065			4,190

Total liabilities	104,984			102,190
Shareholders’ equity	12,288			9,504

Total liabilities and shareholders’ equity	$117,272			$111,694

Net interest income		$1,617			$1,570		$56	($9)	$47
Net interest margin			3.16%			3.22%
Net interest rate spread			2.84			2.86
Interest-bearing liabilities to interest-earning assets			82.17			86.07

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $10 million and $11 million for the six months ended June 30, 2009 and 2008, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Average core deposits increased $1.9 billion, or three percent, compared to the first quarter of 2009 with increased demand deposits, interest checking and savings accounts offset by lower money market account balances. Average core deposits increased $5.5 billion, or nine percent, compared to the second quarter of 2008 primarily due to increased demand deposits and consumer certificates of deposit. The cost of interest-bearing core deposits was 1.38% in the second quarter of 2009, which was a 8 bp decrease from 1.46% in the first quarter of 2009 and a 22 bp decrease from the 1.60% paid in the second quarter of 2008. The year-over-year and sequential declines are a result of the decrease in short-term market interest rates.

Interest expense on wholesale funding decreased 22% compared the first quarter of 2009 due to declining interest rates and a 10% decrease in average balances. Interest expense on wholesale funding decreased 38% since the second quarter of 2008 due to declining interest rates and an 11% decrease in average balances. During the second quarter of 2009, wholesale funding represented 38% of interest-bearing liabilities compared to 40% in the first quarter of 2009 and 42% in the second quarter of 2008. Additionally, the Bancorp’s equity position increased compared to the first quarter of 2009 due to the issuance of $1 billion of common stock and compared to the prior year quarter primarily due to the common stock issuance and the sale of $3.4 billion of senior preferred shares and related warrants to the U.S. Treasury on December 31, 2008 under its Capital Purchase Program (CPP).

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

The provision for loan and lease losses increased to $1 billion in the second quarter of 2009 compared to $719 million in the same period last year. The primary factors in the increase were the growth in nonperforming assets, the overall increase in commercial and consumer delinquencies, and the increase in loss estimates once loans become delinquent due to the deterioration in residential real estate collateral values in certain of the Bancorp’s key lending markets. As of June 30, 2009, the allowance for loan and lease losses as a percent of loans and leases increased to 4.28% from 1.85% at June 30, 2008.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended June 30, 2009, noninterest income was $2.6 billion, an increase of $1.9 billion compared to the three months ended June 30, 2008, driven primarily by the gain on the Processing Business Sale of $1.8 billion. Excluding this gain, noninterest income for the three months ended June 30, 2009, increased $97 million, or 13%, on a year-over-year basis. The components of noninterest income for the three and six month periods ending June 30, 2009 and 2008 are as follows:

TABLE 5: Noninterest Income

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2009	2008		2009	2008
Electronic payment processing revenue	$243	$235	4	$466	$447	4
Service charges on deposits	162	159	2	308	307	—
Mortgage banking net revenue	147	86	72	281	182	54
Corporate banking revenue	99	111	(11)	215	218	(2)
Investment advisory revenue	73	92	(21)	149	185	(19)
Gain on Processing Business Sale	1,764	—	NM	1,764	—	NM
Other noninterest income	49	49	(1)	60	228	(74)
Securities gains (losses), net	5	(10)	NM	(20)	17	NM
Securities gains, net – non-qualifying hedges on mortgage servicing rights	41	—	NM	57	3	2,162

Total noninterest income	$2,583	$722	258	$3,280	$1,587	107

NM Percentage change is not meaningful.

Electronic payment processing revenue increased $8 million, or four percent, in the second quarter of 2009 compared to the same period last year as FTPS realized growth in merchant processing and card services revenue, offset by lower financial institutions revenue. Merchant processing revenue increased 10%, to $96 million, compared to the same period in 2008 due to strong debit card processing revenue, partially offset by decreased average ticket size on both credit and debit transaction. Debit card processing revenue was driven by an increase in debit card transactions of 20% in the second quarter of 2009 compared to the same period last year. Card services increased due to card issuer interchange revenue which increased three percent, to $66 million, compared to the same period in 2008 due to continued growth in credit card transactions, offset by a decline in the average dollar amount per

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

transaction. The Bancorp processes over 28.4 billion transactions annually and handles electronic processing for over 173,000 merchant locations worldwide. Financial institutions revenue decreased three percent, to $81 million, compared to the second quarter of 2008 as a result of declines in contract cancellation fees partially offset by strong transaction volumes. The Bancorp handled processing for nearly 3,100 financial institutions in the second quarter of 2009, compared to approximately 2,900 in the same period of 2008. Additionally, see Note 19 of the Notes to Condensed Consolidated Financial Statements for further discussion on the sale of the Processing Business.

Service charges on deposits were relatively flat in the second quarter of 2009 compared to the same period last year. Commercial deposits revenue increased $2 million, or three percent, compared to the prior year. This growth primarily reflected an increase in customer accounts and lower market interest rates. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and noninterest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Retail deposit revenue also remained relatively flat in the second quarter of 2009 compared to the same period last year.

Mortgage banking net revenue increased to $147 million in the second quarter of 2009 from $86 million in the same period last year. The components of mortgage banking net revenue for the three and six months ended June 30, 2009 and 2008 are shown in Table 6.

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Origination fees and gains on loan sales	$161	$79	$291	$171
Servicing revenue:
Servicing fees	49	42	95	83
Servicing rights amortization	(47)	(31)	(90)	(64)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(16)	(4)	(15)	(8)

Net servicing revenue (expense)	(14)	7	(10)	11

Mortgage banking net revenue	$147	$86	$281	$182

Mortgage banking revenue increased significantly compared to the prior year quarter due to strong growth in originations and higher sales margins. Mortgage originations more than doubled to $7.2 billion from the second quarter last year due to the decrease in interest rates throughout the latter part of 2008 and into the current year as well as government programs, which are designed to provide significant tax incentives to first-time homebuyers. An increase in loan sales contributed approximately $82 million to the growth in mortgage banking revenue, partially offset by a decline in gains on portfolio loan sales of $8 million.

Mortgage net servicing revenue for the three months ended June 30, 2009 decreased $21 million compared to the same period last year due to increases in both the amortization of servicing rights and the net valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments purchased to economically hedge the MSR portfolio. The Bancorp’s total residential mortgage loans serviced at June 30, 2009 and 2008 were $55 billion and $49.4 billion, respectively, with $43.5 billion and $38.7 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 7 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the mortgage servicing rights (MSR) portfolio. The Bancorp recognized a loss from derivatives economically hedging MSRs of $66 million, offset by a reversal of temporary impairment on the MSR portfolio of $50 million, resulting in a net loss of $16 million for the three months ended June 30, 2009. For the three months ended June 30, 2008, the Bancorp recognized a loss from derivatives economically hedging MSRs of $84 million, offset by a reversal of temporary impairment on the MSR portfolio of $80 million, resulting in a net loss of $4 million. See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized a net gain of $41 million on the sale of securities related to mortgage servicing rights during the second quarter of 2009, compared to a zero net impact during the second quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Corporate banking revenue decreased 11% to $99 million in the second quarter of 2009 from the comparable period in 2008. The decline in corporate banking revenue was largely attributable to a lower volume of interest rate derivative sales and foreign exchange revenue, partially offset by growth in institutional sales and business lending fees. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Investment advisory revenues decreased $19 million, or 21%, from the second quarter of 2008. The Bancorp experienced double digit decreases across all major categories within investment advisory revenue. Brokerage fee income, which includes Fifth Third Securities income, decreased 25%, to $20 million in the second quarter of 2009 as investors continued to migrate balances from stock and bond funds to money markets funds resulting in reduced commission-based transactions. Mutual fund revenue decreased 26%, to $10 million in the second quarter of 2009 reflecting lower asset valuations on assets under management and a continued shift to money market funds and other lower fee products. As of June 30, 2009, the Bancorp had approximately $180 billion in assets under care and managed $24 billion in assets for individuals, corporations and not-for-profit organizations.

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Bank owned life insurance income (loss)	$17	$12	($26)	($123)
Operating lease income	14	11	29	21
Insurance income	14	10	26	21
Consumer loan and lease fees	11	14	23	25
Cardholder fees	11	13	24	28
Gain (loss) on loan sales	11	1	21	(10)
Banking center income	5	8	11	18
Gain on redemption of Visa, Inc. ownership interests	—	—	—	273
Loss on sale of other real estate owned	(13)	(19)	(27)	(26)
Other	(21)	(1)	(21)	1

Total other noninterest income	$49	$49	$60	$228

Other noninterest income remained flat in the second quarter of 2009 compared to the same period last year. For the six months ended June 30, 2009, other noninterest income decreased $168 million due primarily to a $273 million gain from the redemption of a portion of the Bancorp’s ownership interest in Visa, offset by a $152 million charge to reduce the cash surrender value of one of the Bancorp’s BOLI policies, in the first quarter of 2008. In the first quarter of 2009, a BOLI charge of $54 million was recognized, reflecting reserves recorded in connection with the intent to surrender the policy, as well as losses related to market value declines. The gain on loan sales in the second quarter of 2009 primarily resulted from gains realized from the sale of commercial loans that were designated as held for sale during the fourth quarter of 2008. The loss on sale of OREO declined compared to the second quarter of 2008 due to a decrease in the volume of properties sold during the second quarter of 2009. The second quarter of 2009 results also included a $15 million impairment charge, recorded in the “other” caption, on a facility the Bancorp intends to vacate.

Noninterest Expense

Total noninterest expense increased $163 million, or 19%, in the second quarter of 2009 compared to the same period last year primarily due to higher personnel and loan processing expenses, as well as elevated Federal Deposit Insurance Corporation (FDIC) insurance costs.

The major components of noninterest expense are as follows:

TABLE 8: Noninterest Expense

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2009	2008		2009	2008
Salaries, wages and incentives	$346	$331	4	$673	679	(1)
Employee benefits	75	60	24	158	145	9
Net occupancy expense	79	73	8	158	145	8
Payment processing expense	75	67	11	141	133	6
Technology and communications	45	49	(7)	90	96	(6)
Equipment expense	31	31	1	62	61	2
Other noninterest expense	370	247	50	702	317	121

Total noninterest expense	$1,021	$858	19	$1,984	1,576	26

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Total personnel costs (salaries, wages and incentives plus employee benefits) increased eight percent in the second quarter of 2009 compared to the same period last year, driven by an increase in revenue based variable compensation in addition to an increase in deferred compensation expenses, partially offset by a decrease in base compensation. Full time equivalent employees totaled 20,702 as of June 30, 2009 compared to 21,617 as of June 30, 2008.

Net occupancy expenses increased eight percent in the second quarter of 2009 over the same period last year due to increases in rent and depreciation expenses. Payment processing expense, which includes third-party processing expenses, card management fees and other bankcard processing expenses, was up 11% compared to the same period last year due primarily to higher network charges from increased debit card transaction volume.

The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 29.9% and 58.6% for the three months ended June 30, 2009 and 2008, respectively. Excluding the $1.8 billion gain on the Processing Business Sale, the efficiency ratio for the three months ended June 30, 2009 was 61.7% (comparison being provided to supplement an understanding of fundamental trends). The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage and on expense control.

The major components of other noninterest expense are as follows:

TABLE 9: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
FDIC insurance and other taxes	$106	18	$151	29
Loan processing and collections	67	39	121	76
Affordable housing investments	20	16	38	31
Marketing	18	25	35	44
Intangible asset amortization	16	12	31	23
Professional services fees	13	16	31	28
Postal and courier	13	13	28	27
Travel	10	14	19	27
Operating lease	10	7	19	14
Provision for unfunded commitments and letters of credit	9	10	44	17
Recruitment and education	7	8	16	17
Supplies	5	8	9	16
Visa litigation accrual	—	—	—	(152)
Other	76	61	160	120

Total other noninterest expense	$370	$247	$702	$317

Total other noninterest expense increased by $123 million from the second quarter of 2008. The second quarter of 2009 results include a special FDIC assessment charge of $55 million. Excluding this charge, other noninterest expense increased $68 million primarily due to increased closing expenses resulting from growth in loan originations, and increased FDIC insurance costs from higher assessment rates during the second quarter of 2009.

FDIC assessment rates increased during the second quarter of 2009 due to a final rule issued by the FDIC during the first quarter of 2009. The final rule changed the way the FDIC differentiates for risk, resulting in changes to assessment rates beginning with the second quarter of 2009. In addition, the FDIC issued an interim rule that provided for a special assessment based upon the lesser of 5 bps of total assets less Tier 1 capital of each bank charter or 10 bp of domestic deposits on June 30, 2009, which resulted in a charge of $55 million to other noninterest expense.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Income (loss) before income taxes	$1,352	(117)	$1,089	307
Applicable income tax expense	470	85	157	223
Effective tax rate	34.7%	(72.4)	14.5%	72.6

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the quarter ended June 30, 2009 was primarily impacted by the pre-tax gain on the Processing Business Sale of $1.8 billion, which had an effective tax rate of approximately 40%. The effective tax rate for the six months ended June 30, 2009 was impacted by the pre-tax loss in the first quarter of 2009, a $106 million tax benefit related to the one of the Bancorp’s BOLI policies and a $55 million reduction in income tax expense related to the Bancorp’s leveraged lease litigation settlement with the IRS. The effective tax rates for the three and six months ended June 30, 2008 was primarily impacted by a charge to tax expense of approximately $140 million in the second quarter of 2008 required for interest related to the tax treatment of certain of the Bancorp’s leveraged leases for previous tax years. Additionally, see Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on income taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

Tables 11 and 12 summarize the end of period and average total loans and leases, including loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$28,419	33	$29,220	34	$28,958	33
Commercial mortgage loans	12,600	15	12,952	15	13,394	16
Commercial construction loans	4,641	6	5,114	6	6,007	7
Commercial leases	3,532	4	3,666	5	3,647	4

Subtotal – commercial	49,192	58	50,952	60	52,006	60

Consumer:
Residential mortgage loans	11,440	14	10,292	12	10,704	13
Home equity	12,511	15	12,752	15	12,421	14
Automobile loans	8,741	10	8,594	10	8,362	10
Credit card	1,914	2	1,811	2	1,717	2
Other consumer loans and leases	972	1	1,194	1	1,203	1

Subtotal – consumer	35,578	42	34,643	40	34,407	40

Total loans and leases	$84,770	100	$85,595	100	$86,413	100

Total loans and leases decreased $1.6 billion, or two percent, compared to the second quarter of 2008. The decrease in total loans and leases from the prior year was primarily due to a decline in the commercial loan portfolio, partially offset by an increase in the consumer loan portfolio.

Total commercial loans and leases decreased $2.8 billion, or five percent, compared to June 30, 2008. The decrease compared to the second quarter of 2008 was primarily a result of tighter underwriting standards, implemented in the first quarter of 2009, across all commercial loan products with a significant focus on commercial construction loans. Tighter underwriting standards were applied to both new loan originations as well as loans up for renewal. Commercial construction loans decreased $1.4 billion or 23% from the prior year due to management’s strategy to suspend new lending on commercial non-owner occupied real estate at the end of 2008. The commercial loan product balance decreased $539 million, or two percent, from the prior year due to an overall decrease in customer line utilization and tighter underwriting standards implemented in first quarter of 2009, despite the impact of a $1.25 billion loan issued in conjunction with the Processing Business Sale and $1.2 billion in loans from the use of contingent liquidity facilities related to certain off-balance sheet programs that were drawn upon starting in the third quarter of 2008. Included within the contingent liquidity facilities were approximately $409 million in draws on outstanding letters of credit that were supporting certain securities issued as VRDNs. For further information on these arrangements, see the Off-Balance Sheet Arrangements section and Note 10 of the Notes to Condensed Consolidated Financial Statements.

Total consumer loans and leases increased $1.2 billion, or three percent, compared to June 30, 2008, as a result of strong growth in residential mortgage loan originations, an increase in automobile loans and credit card loans offset partially by a decrease in other consumer loans. The growth in residential mortgage loans of $736 million, or seven percent, compared June 30, 2008 was primarily due to a decline in interest rates and the federal government tax credit to new homebuyers. Automobile loans increased $379 million, or five percent, compared to the second quarter of 2008 as a result of a continued build up in the loan portfolio after $2.8 billion in auto securitizations, which occurred in the first quarter of 2008, and special incentives offered by automobile dealers to reduce their inventory of vehicles. Credit card loans increased $197 million, or 12%, compared to the same quarter last year due to an increase in the Bancorp’s continued success in cross-selling credit cards to its existing retail customer base. Home equity loans increased $90 million or one percent over the second quarter of 2008, due to the introduction of new product offerings in the second half of 2008. Other consumer loans and leases decreased $231 million, or 19%, compared to the prior year due to continued wind down of Bancorp’s automobile leasing portfolio.

Average total commercial loans and leases decreased $1.5 billion, or three percent, compared to the second quarter of 2008. The decrease in average total commercial loans and leases was primarily driven by declines in commercial construction loans, commercial loans and commercial leases which decreased by 15%, two percent, and six percent, respectively, but slightly offset by a one percent increase in commercial mortgages. The decrease in commercial construction loans was primarily due to the suspension of new originations on non-owner commercial real estate loans, while the decrease in commercial loans and commercial leases was due to tighter underwriting standards as previously mentioned.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Average total consumer loans and leases increased $1.3 billion, or four percent, compared to the second quarter of 2008 as a result of an increase in home equity loans of five percent, residential mortgage loans of four percent and automobile loans of three percent partially offset by a decrease in other consumer loans and leases of 12%.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$28,038	33	$30,227	35	$28,557	33
Commercial mortgage loans	12,668	15	13,194	15	12,590	15
Commercial construction loans	4,842	6	5,990	7	5,700	7
Commercial leases	3,512	4	3,610	4	3,748	4

Subtotal – commercial	49,060	58	53,021	61	50,595	59

Consumer:
Residential mortgage loans	11,669	14	10,327	12	11,244	13
Home equity	12,636	15	12,677	14	12,012	14
Automobile loans	8,692	10	8,428	10	8,439	10
Credit card	1,863	2	1,748	2	1,703	2
Other consumer loans and leases	1,076	1	1,225	1	1,219	2

Subtotal – consumer	35,936	42	34,405	39	34,617	41

Total average loans and leases	$84,996	100	$87,426	100	$85,212	100

Total portfolio loans and leases (excludes held for sale)	$81,573		$86,369		$83,537

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of June 30, 2009, total investment securities were $17.8 billion compared to $13.3 billion at June 30, 2008.

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

The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for other-than-temporary impairment (OTTI). The evaluation was performed on the basis of the duration of the decline in value of the security, the severity of that decline, the Bancorp’s intent to hold these securities to the earlier of the recovery of the loss or maturity and the determination that it was more-likely-than-not that the Bancorp would not be required to sell the security before the recovery of its cost basis. During the second quarter of 2009, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity securities. Additionally, upon adoption of FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” in the second quarter of 2009, the Bancorp recovered $37 million of OTTI previously recorded on certain bank trust preferred securities as it was determined the decline in their fair value was not credit driven.

At June 30, 2009, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The Bancorp did not hold asset-backed securities backed by subprime loans in its securities portfolio at June 30, 2008 or 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

TABLE 13: Components of Investment Securities

($ in millions)	June 30, 2009	December 31, 2008	June 30, 2008
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$357	186	$226
U.S. Government sponsored agencies	1,748	1,651	244
Obligations of states and political subdivisions	301	323	383
Agency mortgage-backed securities	9,085	8,529	9,831
Other bonds, notes and debentures	3,057	613	1,181
Other securities	1,272	1,248	1,070

Total available-for-sale and other securities	$15,820	12,550	$12,935

Held-to-maturity:
Obligations of states and political subdivisions	352	355	356
Other bonds, notes and debentures	5	5	5

Total held-to-maturity	$357	360	361

Trading:
Variable rate demand notes	$970	1,140	—
Other securities	384	51	241

Total trading	$1,354	1,191	241

On an amortized cost basis at June 30, 2009, available-for-sale securities increased $2.9 billion compared to June 30, 2008. In the first quarter of 2009, financial market volatility created attractive investment opportunities. As a result, the Bancorp purchased $1.4 billion in AAA-rated automobile asset-backed securities, and $1.5 billion of agency issued mortgage backed securities and debentures to manage the interest rate risk of the Bancorp. The increase in securities was also driven by the additional purchase of $539 million of commercial paper from an unconsolidated QSPE. At June 30, 2009, available-for-sale securities have increased to 15% of interest-earning assets, compared to 13% at June 30, 2008. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.3 years at June 30, 2009 compared to 6.6 years at June 30, 2008. The decrease in the weighted-average life of the debt securities portfolio was primarily attributed to the agency mortgage backed securities portfolio as declines in market rates, increased the likelihood that borrowers will refinance, thus decreasing the weighted-average life. At June 30, 2009, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.62% compared to 5.03% at June 30, 2008. The available-for-sale portfolio, which is largely comprised of fixed-rate securities, benefited from the decline in market rates, which led to a net unrealized gain of $241 million at June 30, 2009 compared to a net unrealized loss of $217 million at June 30, 2008.

Since the second half of 2007, as part of its liquidity support agreement, the Bancorp has purchased investment grade commercial paper from an unconsolidated QSPE that is wholly owned by an independent third-party. The commercial paper has maturities ranging from one day to 90 days and is backed by the assets held by the QSPE. As of the June 30, 2009 and 2008, the Bancorp held $1.2 billion and $614 million of this commercial paper in its available-for-sale portfolio. Refer to the Off-Balance Sheet Arrangements section for more information on the QSPE.

Information presented in Table 13 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2009 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$80	$81	0.5	2.19%
Average life 1 – 5 years	127	129	1.3	1.78
Average life 5 – 10 years	149	146	9.9	3.28
Average life greater than 10 years	1	1	11.2	1.71

Total	357	357	4.7	2.49
U.S. Government sponsored agencies:
Average life of one year or less	85	87	0.8	2.87
Average life 1 – 5 years	84	87	1.7	3.38
Average life 5 – 10 years	1,579	1,570	7.5	3.74
Average life greater than 10 years	—	—	—	—

Total	1,748	1,744	6.9	3.68
Obligations of states and political subdivisions (a):
Average life of one year or less	182	183	0.2	7.35
Average life 1 – 5 years	26	26	2.7	7.34
Average life 5 – 10 years	48	49	7.1	6.87
Average life greater than 10 years	45	44	12.6	4.11

Total	301	302	3.4	6.79
Agency mortgage-backed securities:
Average life of one year or less	100	102	0.8	4.51
Average life 1 – 5 years	5,890	6,051	3.6	5.01
Average life 5 – 10 years	3,094	3,192	6.1	5.08
Average life greater than 10 years	1	1	10.4	4.30

Total	9,085	9,346	4.4	5.03
Other bonds, notes and debentures (b):
Average life of one year or less	1,748	1,754	0.3	2.29
Average life 1 – 5 years	1,005	1,018	2.1	5.86
Average life 5 – 10 years	118	101	9.0	7.58
Average life greater than 10 years	186	167	22.9	7.10

Total	3,057	3,040	2.6	3.96
Other securities (c)	1,272	1,272

Total available-for-sale and other securities	$15,820	$16,061	4.3	4.62%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.52%, 1.75%, 0.21%, 0.01% and 1.71% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank restricted stock holdings that are carried at par, Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Trading securities increased from $241 million as of June 30, 2008 to $1.4 billion as of June 30, 2009. The increase was driven by $970 million of VRDNs held by the Bancorp in its trading securities portfolio at June 30, 2009. These securities were purchased from the market during 2008 and 2009, through FTS, who was also the remarketing agent. For more information on the Bancorp’s obligations in remarketing VRDNs, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises through improving customer loyalty, offering competitive rates and enhancing its product offerings. At June 30, 2009, core deposits represented 60% of the Bancorp’s asset funding base, compared to 57% at June 30, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

TABLE 15: Deposits

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$17,202	21	$15,287	19	$16,259	21
Interest checking	14,630	18	14,222	18	14,002	18
Savings	16,819	21	16,063	20	16,602	21
Money market	4,193	5	4,689	6	6,806	9
Foreign office	2,244	3	2,144	3	2,174	3

Transaction deposits	55,088	68	52,405	66	55,843	72
Other time	14,540	18	14,350	19	9,839	13

Core deposits	69,628	86	66,755	85	65,682	85
Certificates - $100,000 and over	10,688	13	11,851	15	10,870	14
Other foreign office	504	1	7	—	864	1

Total deposits	$80,820	100	$78,613	100	$77,416	100

Core deposits grew six percent compared to June 30, 2008 primarily due to an increase in other time deposits of 48% from the second quarter of 2008, driven by growth in consumer CDs as the Bancorp increased the rates offered on these accounts due to competition within the industry. The decrease in transaction deposits was driven by the decline in money market accounts as a result of migration into higher rate consumer CDs. This was partially offset by the growth in demand, interest checking and savings deposits. Average demand deposits grew 19% from the second quarter of 2008. The increase was driven by 35% year-over-year growth in commercial demand deposits. This occurred as a result of increased attractiveness of commercial demand deposit accounts to the Bancorp’s commercial customers due to mitigating risk through FDIC insurance of demand deposit accounts (DDAs) and a lower economic benefit from sweeping balances into interest-bearing vehicles, which drove a 47% shift from commercial money market demand accounts.

TABLE 16: Average Deposits

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$16,689	21	14,602	19	$14,023	19
Interest checking	14,837	18	13,698	18	14,396	19
Savings	16,705	21	15,960	20	16,583	22
Money market	4,167	5	4,983	6	6,592	9
Foreign office	1,717	2	1,876	2	2,169	3

Transaction deposits	54,115	67	51,119	65	53,763	72
Other time	14,612	18	13,337	18	9,517	13

Core deposits	68,727	85	64,456	83	63,280	85
Certificates - $100,000 and over	11,455	15	12,468	16	8,143	11
Other foreign office	240	—	1,090	1	2,948	4

Total deposits	$80,422	100	78,014	100	$74,371	100

On an average basis, core deposits increased nine percent driven by strong demand and checking account balance growth offset by migration from money market balances to CDs that offered higher rates compared to the second quarter of 2008. Excluding the First Charter acquisition, average core deposits were up six percent compared to June 30, 2008. On a year-over-year basis, the Bancorp realized growth in demand, interest checking and certificates of deposit balances, which more than offset the decrease in money market and foreign office commercial sweep deposits.

Borrowings

Total borrowings declined $6.5 billion from December 31, 2008, and $5.8 billion, from June 30, 2008, as the result of a combination of balance sheet activity and capital actions taken by the Bancorp. Loan growth remained relatively flat from both June 30, 2008 and December 31, 2008, while deposits increased $3.4 billion and $2.2 billion, respectively, resulting in a decrease of the funding position of approximately $4 billion. Further, the Processing Business Sale provided $562 million of cash, and the Bancorp raised an additional $1 billion of common equity in the public market, further decreasing the funding position. As of June 30, 2009, December 31, 2008 and June 30, 2008, total borrowings as a percentage of interest-bearing liabilities were 21%, 27% and 27%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

TABLE 17: Borrowings
($ in millions)	June 30, 2009	December 31, 2008	June 30, 2008
Federal funds purchased	$435	287	$2,447
Other short-term borrowings	6,802	9,959	5,628
Long-term debt	10,102	13,585	15,046

Total borrowings	$17,339	23,831	$23,121

Total short-term borrowings were $7.2 billion at June 30, 2009, down from $8.1 billion at June 30, 2008. In addition to the Bancorp’s overall reduced reliance on short-term funding, as discussed above, the Bancorp has also experienced a shift in funding composition as it has moved away from federal funds due to market illiquidity and uncertainty in the federal funds market over last year. Other short-term borrowings as of June 30, 2009 consist of approximately $4.3 billion in Term Auction Facility funds and $950 million in FHLB advances as well as other borrowings with original maturities of one year or less.

Long-term debt at June 30, 2009 decreased 33% compared to June 30, 2008. This was due, in part, to a $1.0 billion FHLB advance maturing in the first quarter of 2009 and $1.2 billion in bank notes maturing in the second quarter of 2009, as well as other maturities throughout the second half of 2008.

Information on the average rates paid on borrowings is located in the Statements of Income Analysis. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Processing Solutions and Investment Advisors. Further detailed financial information on each business segment is included in Note 18 of the Notes to Condensed Consolidated Financial Statements.

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

TABLE 18: Business Segment Results

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Commercial Banking	$(4)	106	$62	236
Branch Banking	78	152	148	305
Consumer Lending	3	(6)	32	33
Processing Solutions	48	48	94	88
Investment Advisors	10	30	29	62
General Corporate and Other	747	(532)	567	(640)

Net income (loss)	$882	(202)	$932	84
Dividends on preferred stock	26	—	103	—

Net income (loss) available to common shareholders	$856	(202)	829	84

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

TABLE 19: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Income Statement Data
Net interest income (FTE) (a)	$339	338	$675	687
Provision for loan and lease losses	289	157	508	282
Noninterest income:
Corporate banking revenue	89	101	197	203
Service charges on deposits	49	46	97	90
Other noninterest income	22	11	45	25
Noninterest expense:
Salaries, incentives and benefits	56	60	116	125
Other noninterest expenses	205	155	382	311

Income (loss) before taxes	(51)	124	8	287
Applicable income tax expense (a)	(47)	18	(54)	51

Net income (loss)	$(4)	106	$62	236

Average Balance Sheet Data
Commercial loans	$42,004	43,072	$42,602	41,829
Demand deposits	8,224	6,083	7,871	5,931
Interest checking	5,643	4,352	5,471	4,611
Savings and money market	2,349	4,491	2,556	4,580
Certificates over $100,000	4,866	1,769	4,457	1,764
Foreign office deposits	977	1,878	1,132	1,982

(a)	Includes taxable-equivalent adjustments of $3 million and $4 million for the three months ended June 30, 2009 and 2008, respectively, and $7 million for the six months ended June 30, 2009 and 2008.

Net income decreased $110 million compared to the second quarter of 2008 as an income tax benefit and an increase in other noninterest income, was more than offset by lower corporate banking revenue, increased provision for loan and lease losses, growth in loan and lease expenses and an increase in allocated FDIC insurance expense including a special assessment on the Bancorp. Average commercial loans and leases decreased $1.1 billion, or three percent, compared to the prior year’s comparable quarter, including decreases of $898 million and $217 million in commercial construction and commercial leases, respectively. The overall decrease in commercial loans and leases is due to lower utilization rates on corporate lines in addition to tighter lending standards, implemented throughout the second half of 2008, on commercial loan and lease products including the suspension of new lending to commercial non-owner occupied real estate.

Average core deposits decreased three percent compared to the second quarter of 2008 as the Commercial Banking segment experienced a shift from savings and money market accounts, due to the low interest rate environment, to certificates over $100,000, which were significantly higher than the same period last year due to commercial customers utilizing higher yielding investment alternatives. Demand deposits increased from the prior year quarter resulting from increased attractiveness to customers due to mitigating risk through FDIC insurance of demand deposit accounts and a lower economic benefit from sweeping balance into interest-bearing vehicles. Net charge-offs as a percent of average loans and leases increased to 279 bp from 146 bp in the second quarter of 2008. Net charge-offs increased in comparison to the prior year quarter due to weakening economic conditions and the continuing deterioration of credit within the Bancorp’s footprint, particularly in Michigan and Florida, involving commercial loans and commercial mortgage loans.

Noninterest income increased approximately $2 million, or one percent, compared to the same quarter last year due to an increase in revenue from commercial loan sales of approximately $11 million, an increase in charges on commercial deposits of $3 million partially offset by a decline in corporate banking revenue of $12 million. Charges on commercial deposits increased from the prior year due to an increase in customer accounts and lower market interest rates, as reduced earnings credits paid on customer balances have resulted in higher realized net service fees. Corporate banking revenue decreased as a result of lower volume of interest rate derivative transactions and a decline in foreign exchange revenue partially offset by growth in institutional sales and business lending fees.

Noninterest expense increased $46 million, or 21%, compared to the second quarter of 2008 primarily due to FDIC insurance cost increase as a result of higher assessment rates and an allocated portion of a special assessment incurred by the Bancorp during the second quarter of 2009 and higher loan and lease expense from increased collections activities compared to the second quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,306 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 20: Branch Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Income Statement Data
Net interest income	$395	409	$775	817
Provision for loan and lease losses	149	75	277	139
Noninterest income:
Service charges on deposits	111	111	208	213
Electronic payment processing	52	49	99	92
Investment advisory income	20	24	38	46
Other noninterest income	23	27	42	52
Noninterest expense:
Salaries, incentives and benefits	122	126	247	254
Net occupancy and equipment expenses	54	49	107	97
Other noninterest expenses	156	135	303	258

Income before taxes	120	235	228	472
Applicable income tax expense	42	83	80	167

Net income	$78	152	$148	305

Average Balance Sheet Data
Consumer loans	$13,180	12,557	$13,178	12,457
Commercial loans	5,405	5,520	5,481	5,413
Demand deposits	6,352	6,024	6,250	5,857
Interest checking	7,594	8,116	7,501	8,043
Savings and money market	16,752	16,536	16,493	16,286
Other time	17,652	11,837	17,586	12,774

Net income decreased $74 million, or 49%, compared to the second quarter of 2008 resulting from lower net interest income, a higher provision for loan and lease losses and higher allocated FDIC insurance costs including a special assessment on the Bancorp. Net interest income decreased $14 million, or four percent, as customers shifted from lower interest earning savings and money market accounts to higher yielding other time deposit accounts, which represent balances on certificates of deposit. Average loans and leases increased five percent compared to the second quarter of 2008 as average home equity lines and loans increased $752 million, or eight percent, and credit card balances increased by $188 million, or 13%. The increase in home equity lines and loans is attributed to a decline in interest rates from the second quarter of 2008. The increase in credit card balances resulted from an increased focus on relationships with current customers through the cross selling of credit cards. Average core deposits increased nine percent over the second quarter of 2008 with 28% growth in consumer certificates of deposits offset by a seven percent decrease in interest checking deposits. Net charge-offs as a percent of average loan and leases increased to 323 bp from 147 bp in the second quarter of 2008. Net charge-offs increased in comparison to the prior year quarter as a result of higher charge-offs involving commercial loans reflecting borrower stress, home equity lines and loans from a decrease in home prices within the Bancorp’s footprint and credit card charge-offs due to borrower stress and an increase in consumer bankruptcy fillings.

Noninterest income decreased three percent compared to the second quarter of 2008 as charges on consumer deposits decreased $4 million, or three percent due to lower transaction volumes. Noninterest expense increased $22 million, or seven percent, compared to the second quarter of 2008 primarily due to higher FDIC insurance costs, which increased $29 million. FDIC insurance costs increased due to higher assessment rates and the allocation of a portion of a special assessment incurred by the Bancorp in the second quarter of 2009. Net occupancy and equipment costs increased $5 million but were offset by a decrease of $4 million in salaries and employee benefits.

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

TABLE 21: Consumer Lending

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Income Statement Data
Net interest income	$130	96	$262	209
Provision for loan and lease losses	164	103	297	180
Noninterest income:
Mortgage banking net revenue	140	78	271	170
Other noninterest income	50	8	74	28
Noninterest expense:
Salaries, incentives and benefits	56	34	100	73
Other noninterest expenses	95	54	161	104

Income (loss) before taxes	5	(9)	49	50
Applicable income tax expense	2	(3)	17	17

Net income (loss)	$3	$(6)	$32	$33

Average Balance Sheet Data
Residential mortgage loans	$11,397	10,806	$11,081	11,017
Automobile loans	7,895	7,486	7,870	8,523
Home equity	1,016	1,159	1,033	1,188
Consumer leases	666	791	700	789

Net income increased $9 million compared to the second quarter of 2008 as the growth in net interest income, mortgage banking net revenue, and securities gains more than offset growth in provision for loan and lease losses and the increase in loan processing expenses. Net interest income increased $34 million compared to the second quarter of 2008, driven primarily by a higher mortgage available-for-sale balance of $1.6 billion combined with lower funding costs, consistent with market conditions. Net charge-offs as a percent of average loan and leases increased from 218 bp in the second quarter of 2008 to 362 bp in the second quarter of 2009. Net charge-offs on residential mortgage loans and automobile loans increased $48 million and $8 million, respectively, compared to prior year. Residential mortgage charge-offs increased due to a weakening economy and deteriorating real estate values within the Bancorp’s footprint, particularly in Michigan and Florida. During the second quarter of 2009, Michigan and Florida accounted for approximately 75% of the residential mortgage charge-offs. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards. As of June 30, 2009, the Bancorp had restructured approximately $760 million of residential mortgage loans that are still accruing interest because they are in compliance with their modified terms. Automobile charge-offs increased from the prior year’s comparable period due to the impact of deteriorating economic conditions across the footprint.

Mortgage banking net revenue increased due to strong growth in originations and high sales margins during the second quarter of 2009. Consumer Lending had mortgage originations of $6.9 billion, an increase of 109% over the same quarter last year. The Bancorp remains committed to being a prime mortgage originator and has benefited from a decrease in interest rates during the latter part of 2008 and into the second quarter of 2009. Loan processing expense grew $12 million, or 111%, compared to the second quarter of 2008 due to the growth in mortgage originations. FDIC insurance expense increased $11 million due to increased assessment rates and an allocation of a portion of a special assessment incurred on the Bancorp in the second quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

Processing Solutions

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. On June 30, 2009, the Bancorp completed the Processing Business Sale, which represents the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing businesses, which make up a significant portion of the Processing Solutions segment. As a result of this transaction, on June 30, 2009, the Bancorp deconsolidated its remaining interest in the merchant acquiring and financial institution processing business. The income statement below reflects the results of operations for this business for the three and six months ended June 30, 2009 and 2008. The Bancorp has retained its retail credit card and commercial multi-card service business, which in future reporting periods will be included in the Consumer Lending and Commercial Banking business segments, respectively.

The table below contains selected financial data for the Processing Solutions segment, which is included in the Condensed Consolidated Financial Statements.

TABLE 22: Processing Solutions

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Income Statement Data
Net interest income	$4	(1)	$7	(1)
Provision for loan and lease losses	5	4	8	7
Noninterest income:
Financial institutions processing	92	96	187	186
Merchant processing	97	89	178	166
Card issuer interchange	20	21	39	40
Other noninterest income	9	10	20	23
Noninterest expense:
Salaries, incentives and benefits	21	20	41	40
Payment processing expense	73	65	138	129
Other noninterest expenses	49	52	99	104

Income before taxes	74	74	145	136
Applicable income tax expense	26	26	51	48

Net income	$48	48	$94	88

Net income was flat compared to the second quarter of 2008 as increases in merchant processing revenue were offset by a decrease in financial institution processing and increase in payment processing expense. Merchant processing revenue increased approximately $8 million, or 10%, over the same quarter last year from higher debit and credit processing revenue. Financial institutions processing revenues decreased $4 million, or five percent, compared to the second quarter of 2008 as a result of a decrease in pass through fees and declines in contract cancellation fees.

Payment processing expense increased $8 million, or 11% compared to the second quarter of 2008 due to a strong increase in debit transaction processing costs and a nine percent increase in merchant processing customer locations as of June 30, 2009 compared to June 30, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (continued)

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

TABLE 23: Investment Advisors

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Income Statement Data
Net interest income	$39	49	$76	97
Provision for loan and lease losses	18	5	27	10
Noninterest income:
Investment advisory income	76	93	153	188
Other noninterest income	6	8	12	15
Noninterest expense:
Salaries, incentives and benefits	37	40	69	81
Other noninterest expenses	51	59	101	113

Income before taxes	15	46	44	96
Applicable income tax expense	5	16	15	34

Net income	$10	$30	$29	$62

Average Balance Sheet Data
Loans and leases	$3,202	3,604	$3,244	3,521
Core deposits	4,853	4,796	4,687	4,975

Net income decreased $20 million compared to the second quarter of 2008 due to decreases in investment advisory revenue, net interest income and an increase in provision expense, which were partially offset by a decline in operating expense. Investment Advisors realized average loan declines of 11% and average core deposit increased one percent compared to the second quarter of 2008.

Noninterest income decreased $19 million, or 19%, compared to the second quarter of 2008, as investment advisory income decreased 19%, to $76 million, with private client services income declining $7 million, or 18% and institutional income declining $5 million, or 23%, driven by lower asset values on assets managed compared to the second quarter of 2008. Included within investment advisory income is securities and brokerage income, which declined $6 million, or 21%, compared to the second quarter of 2008, reflecting a decline in transaction-based revenue as well as the continued shift in assets from equity products to lower yielding money market funds due to market volatility.

Noninterest expense decreased $11 million, or 11%, primarily due to a $7 million decline in expenses allocated to the segment as a result of a decrease in business activity and a $3 million decline in compensation and bonuses within salaries, incentives and benefits. Compensation expense and incentive compensation decreased as the number of employees declined and bonuses were based on lower revenue levels. As of June 30, 2009, the Bancorp had $180 billion in assets under care and $24 billion in managed assets.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

The second quarter of 2009 results of General Corporate and Other were primarily impacted by a $1.8 billion pre-tax gain ($1.1 billion after tax) resulting from the Processing Business Sale on June 30, 2009. In addition the provision for loan and lease losses increased from $375 million in the second quarter of 2008 to $416 million in the second quarter of 2009, due to a continued decline in credit quality and decrease in real estate values across much of the Bancorp’s footprint. The results in the second quarter of 2008 included a leveraged lease charge of approximately $130 million, both pre-tax and after-tax, reflected as a reduction in interest income and an increase of approximately $140 million in tax expense.

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

Overview

General economic conditions continued to deteriorate from the second quarter of 2008, which had an adverse impact across the majority of the Bancorp’s loan and lease products. Geographically, the Bancorp experienced the most stress in the states of Michigan and Florida due to the decline in real estate prices. Real estate price deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among portfolios, the commercial homebuilder and developer, non-owner occupied residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended new lending to commercial non-owner occupied real estate in the second quarter of 2008, discontinued the origination of brokered home equity products and raised underwriting standards across both the consumer and commercial loan product offerings. During the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries and obtain the highest realizable value, the Bancorp sold or moved to held-for-sale $1.3 billion in commercial loans. In the second quarter of 2009, the Bancorp continued to aggressively engage in other loss mitigation techniques such as reducing lines of credit, restructuring certain consumer and commercial loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio as well as expanding commercial and consumer loan workout teams. The following credit information presents the Bancorp’s loan portfolio diversification, an analysis of nonperforming loans and loans charged-off, and a discussion of the allowance for credit losses.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. Table 24 provides breakouts of the total commercial loan and lease portfolio, including held-for-sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial portfolio. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment and real estate project type.

The risk within the commercial real estate portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, the monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner occupied, non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum loan-to-values (LTV), minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. In the second quarter of 2009, commercial underwriting standards were further tightened on both new commercial loan originations as well as loan renewals with existing customers.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 24: Commercial Loan and Lease Portfolio (a)
	2009			2008
As of June 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$10,936	12,694	819	$12,796	15,733	458
Manufacturing	7,157	13,660	135	7,507	14,485	72
Financial services and insurance	4,753	9,390	27	2,917	7,371	28
Construction	4,411	6,152	927	5,260	8,089	486
Healthcare	3,364	5,163	104	2,916	4,713	18
Retail trade	2,998	5,898	149	4,194	7,417	74
Business services	2,808	4,979	40	2,865	5,111	52
Transportation and warehousing	2,617	3,066	37	2,876	3,300	27
Wholesale trade	2,421	4,572	47	3,200	5,537	26
Other services	1,178	1,628	28	1,174	1,662	17
Accommodation and food	1,065	1,516	33	1,186	1,628	63
Individuals	972	1,194	37	1,149	1,493	33
Communication and information	894	1,475	16	928	1,583	21
Mining	818	1,237	29	741	1,292	3
Public administration	752	947	—	859	1,069	1
Entertainment and recreation	736	968	16	680	941	18
Agribusiness	606	749	15	656	829	7
Utilities	483	1,240	—	473	1,297	—
Other	222	486	3	934	1,590	82

Total	$49,191	77,014	2,462	$53,311	85,140	1,486

By loan size:
Less than $200,000	3%	2	4	3	2	5
$200,000 to $1 million	11	9	19	13	10	16
$1 million to $5 million	24	20	39	27	23	40
$5 million to $10 million	23	21	18	24	22	18
$10 million to $25 million	15	16	14	13	14	18
Greater than $25 million	24	32	6	20	29	3

Total	100%	100	100	100	100	100

By state:
Ohio	28%	31	14	25	29	13
Michigan	16	15	18	19	17	30
Florida	8	7	22	10	8	29
Illinois	8	9	9	8	9	6
Indiana	7	7	7	7	7	7
Kentucky	5	5	5	5	5	5
North Carolina	3	3	6	4	3	1
Tennessee	2	2	4	3	2	1
Pennsylvania	2	2	—	2	2	1
All other states	21	19	15	17	18	7

Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

As of June 30, 2009, the Bancorp had homebuilder exposure of $2.9 billion and outstanding loans of $2.3 billion with $562 million in nonaccrual portfolio commercial loans and $158 million in nonaccrual held-for-sale commercial loans. As of June 30, 2009, approximately 41% of the outstanding loans to homebuilders are located in the states of Michigan and Florida and represent approximately 50% of the homebuilder nonaccrual loans. As of June 30, 2008, the Bancorp had homebuilder exposure of $4.9 billion, outstanding loans of $3.3 billion with $547 million in nonaccrual loans. As of December 31, 2008, the Bancorp had homebuilder exposure of $4.0 billion, outstanding loans of $2.7 billion with $581 million in nonaccrual loans.

As of June 30, 2009, the commercial portfolio had $1.2 billion in exposure to automobile suppliers with $594 million outstanding of which $3 million were nonaccrual loans and $2.4 billion of direct exposure to automobile dealers with $1.5 billion outstanding of which $71 million were nonaccrual loans.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Table 25 provides further information on the location of commercial real estate and construction industry loans and leases.

TABLE 25: Outstanding Commercial Real Estate and Construction Loans by State

As of June 30 ($ in millions)	2009	2008
Ohio	$3,972	4,385
Michigan	3,524	4,725
Florida	2,041	2,816
Illinois	1,280	1,414
Indiana	1,022	1,284
North Carolina	743	456
Kentucky	711	869
Tennessee	388	517
All other states	1,666	1,590

Total	$15,347	18,056

Residential Mortgage Portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

Certain mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. Table 26 shows the Bancorp’s originations of these products for the three and six months ended June 30, 2009 and 2008. The originations of loans with LTV ratios greater than 80% with no mortgage insurance primarily include loans insured by the Federal Housing Administration. The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest.

TABLE 26: Residential Mortgage Originations
	2009		2008
($ in millions)	Amount	Percent of total	Amount	Percent of total
For the three months ended June 30:
Greater than 80% LTV with no mortgage insurance	$781	11%	$4	—%
Interest-only	34	1	189	6
Greater than 80% LTV and interest-only	3	—	2	—
80/20 loans	40	1	4	—
For the six months ended June 30:
Greater than 80% LTV with no mortgage insurance	809	7	11	—
Interest-only	115	1	622	9
Greater than 80% LTV and interest-only	3	—	2	—
80/20 loans	50	—	35	1

Table 27 provides the amount of these loans as a percent of the residential mortgage loans in the Bancorp’s portfolio and the delinquency rates of these loan products as of June 30, 2009 and 2008. The balance of the mortgage portfolio not included in Table 27 is characterized by in-footprint mortgage loans with less than 80% loan-to-value, with approximately two-thirds representing fixed rate mortgages. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs, as more than 99% of remaining 2009 resets are expected to see either no increase or a decrease in monthly payments, due to the decrease in mortgage rates over the past year.

TABLE 27: Residential Mortgage Outstandings
	2009			2008
As of June 30 ($ in millions)	Amount	Percent of total	Delinquency Ratio	Amount	Percent of total	Delinquency Ratio
Greater than 80% LTV with no mortgage insurance	$1,846	22%	12.16%	$2,196	22%	9.25%
Interest-only	1,515	18	6.22	1,724	17	2.02
Greater than 80% LTV and interest-only	387	5	10.39	444	4	7.25
80/20 loans	1	—	—	—	—	—

The Bancorp previously originated certain non-conforming residential mortgage loans known as “Alt-A” loans. Borrower qualifications were comparable to other conforming residential mortgage products. As of June 30, 2009, the Bancorp held $107 million of Alt-A mortgage loans in its portfolio with approximately $18 million in nonaccrual.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp previously sold certain mortgage products in the secondary market with credit recourse. The outstanding balances and delinquency rates for those loans sold with credit recourse as of June 30, 2009 and 2008 were $1.2 billion and 7.49%, and $1.4 billion and 4.81%, respectively. At June 30, 2009 and 2008, the Bancorp maintained a credit loss reserve on these loans sold with credit recourse of approximately $20 million and $14 million, respectively. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information.

Home Equity Portfolio

The home equity portfolio is characterized by 86% of outstanding balances within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 730 as of June 30, 2009, compared with 733 at June 30, 2008 and 734 at June 30, 2007. The Bancorp stopped origination of brokered home equity loans during the fourth quarter of 2007. In addition, the Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. Further detail on location and origination LTV ratios is included in Table 28.

TABLE 28: Home Equity Outstandings
	2009			2008
As of June 30 ($ in millions)	LTV less than 80%	LTV greater than 80%	Delinquency Ratio	LTV less than 80%	LTV greater than 80%	Delinquency Ratio
Ohio	$2,048	2,045	1.76%	$1,874	2,016	1.40%
Michigan	1,482	1,284	2.74	1,387	1,289	1.95
Illinois	904	599	2.63	710	557	1.67
Florida	645	244	5.15	619	291	2.92
Indiana	642	595	2.24	608	614	1.80
Kentucky	547	566	1.88	503	573	1.49
All other states	259	640	4.74	470	910	2.56

Total	$6,527	5,973	2.73%	$6,171	6,250	1.84%

Analysis of Nonperforming Assets

A summary of nonperforming assets is included in Table 29. Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectibility of the full amount of the principal and/or interest is uncertain; (ii) restructured consumer loans which are 90 days past due based on the restructured terms; (iii) restructured commercial loans which have not yet met the requirements to be classified as a performing asset and (iv) other assets, including other real estate owned and repossessed equipment. Loans are placed on nonaccrual status when the principal or interest is past due 150 days or more (unless the loan is both well secured and in process of collection) and payment of the full principal and/or interest under the contractual terms of the loan is not expected. Additionally, loans are placed on nonaccrual status upon deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Prior to the first quarter of 2009, certain consumer loans (including residential mortgage loans, home equity loans and automobile loans) modified in a troubled debt restructuring (TDR) were maintained on nonaccrual status until the Bancorp believed repayment under the revised terms was reasonably assured and a sustained period of repayment performance was achieved (typically defined as six months for a monthly amortizing loan). Beginning with the first quarter of 2009, based on published guidance with respect to TDR’s from certain banking regulators and to conform to general practices within the banking industry, the Bancorp determined it was appropriate to maintain these consumer loans modified as part of a TDR on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Management believes this policy is reflective of recent regulatory guidance and provides better comparability to other financial institutions. Accordingly, during the first quarter of 2009, the Bancorp reclassified from nonaccrual to accrual status the consumer loans modified as part of a TDR that were less than 90 days past due as measured by their restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification. The income statement effect of this reclassification was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The effect of this reclassification on other amounts previously reported in prior periods is as follows ($ in millions):

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 29: Impact of Policy Change on Reported Restructured Loans
December 31, 2008 ($ in millions)	As Previously Reported	As Reflected Under New Policy
Restructured loans (nonaccrual)
Residential mortgage loans	$342	20
Home equity	196	29
Automobile loans	6	1
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	2.96%	2.38
June 30, 2008 ($ in millions)
Restructured loans (nonaccrual)
Residential mortgage loans	187	24
Home equity	116	17
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	2.56%	2.26

Total nonperforming assets, including loans held-for-sale, were $3.2 billion at June 30, 2009, compared to $2.5 billion at December 31, 2008 and $1.9 billion at June 30, 2008. At June 30, 2009 and December 31, 2008, $352 million and $473 million, respectively, of nonaccrual commercial loans were held-for-sale. The nonaccrual loans in held for sale consisted primarily of real estate secured loans and construction loans in Michigan and Florida, and were carried at the lower of cost or market. Excluding the held-for-sale nonaccrual loans, nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of June 30, 2009 was 3.48% compared to 2.38% as of December 31, 2008 and 2.26% as of June 30, 2008. The composition of nonaccrual credits continues to be concentrated in real estate as 71% of nonaccrual credits were secured by real estate as of June 30, 2009 compared to approximately 82% as of December 31, 2008 and June 30, 2008. Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of June 30, 2009 was 3.75% compared to 2.89% as of December 31, 2008 and 2.24% as of June 30, 2008.

Excluding the $352 million of commercial nonperforming loans held-for-sale, commercial nonperforming loans and leases increased from $1.5 billion at June 30, 2008 to $2.1 billion as of June 30, 2009. The majority of the increase was driven by the real estate and construction industries in the states of Florida and Michigan. These states combined to represent 40% of total commercial nonaccrual credits as of June 30, 2009. Of the $1.4 billion of real estate and construction nonaccrual credits, $562 million was related to homebuilders or developers.

Consumer nonperforming loans and leases increased from $240 million in the second quarter of 2008 to $477 million in the second quarter of 2009. The increase in consumer nonperforming loans is primarily attributable to declines in the housing markets in Michigan, Florida, and Ohio, the rise in unemployment, and a general weakening of the economy. Michigan, Florida, and Ohio accounted for 64% of total consumer nonperforming assets. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain loans. Consumer restructured loans are reviewed, and if repayment is likely, are recorded as performing loans. Consumer restructured loans contributed $188 million to nonperforming loans as of June 30, 2009 compared to $56 million in restructured loans as of June 30, 2008. As of June 30, 2009, redefault rates for restructured residential mortgages loans, home equity loans and credit cards were 29%, 20% and 25% respectively.

For the second quarter of 2009, interest income of $91 million would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 30: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	June 30, 2009	December 31, 2008	June 30, 2008
Nonaccrual loans and leases:
Commercial loans	$603	541	407
Commercial mortgage loans	760	482	524
Commercial construction loans	684	362	537
Commercial leases	51	21	18
Residential mortgage loans	262	259	142
Home equity	26	26	35
Automobile loans	1	5	7
Other consumer loans and leases	—	—	—
Restructured loans and leases (nonaccrual):
Commercial loans	9	—	—
Commercial mortgage loans	3	—	—
Residential mortgage loans (a)	98	20	24
Home equity loans (a)	31	29	17
Automobile loans (a)	—	1	—
Credit card	59	30	15

Total nonperforming loans and leases	2,587	1,776	1,726
Repossessed personal property and other real estate owned	253	230	210

Total nonperforming assets	2,840	2,006	1,936
Nonaccrual loans held for sale	352	473	—

Total nonperforming assets including loans held for sale	3,192	2,479	1,936

Commercial loans	142	76	52
Commercial mortgage loans	131	136	149
Commercial construction loans	60	74	53
Commercial leases	5	4	1
Residential mortgage loans (b)	242	198	228
Home equity	99	96	76
Automobile loans	18	21	12
Credit card	65	56	33
Other consumer loans and leases	—	1	1

Total 90 days past due loans and leases	$762	662	605

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (c)	3.48%	2.38	2.26
Allowance for loan and lease losses as a percent of total nonperforming assets	123%	139	81

(a)	During the first quarter of 2009, the Bancorp modified its consumer nonaccrual policy to exclude troubled debt restructured loans that were less than 90 days past due because they were performing in accordance with the restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2009, December 31, 2008 and June 30, 2008, these advances were $64 million, $40 million and $27 million, respectively.
(c)	Does not include loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 308 bp for the second quarter of 2009, compared to 750 bp for the fourth quarter of 2008 and 166 bp for the second quarter of 2008. Table 31 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 31: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Losses charged off:
Commercial loans	$(185)	(109)	$(301)	$(148)
Commercial mortgage loans	(89)	(22)	(168)	(55)
Commercial construction loans	(79)	(49)	(157)	(121)
Commercial leases	(1)	—	(1)	—
Residential mortgage loans	(113)	(63)	(188)	(98)
Home equity	(90)	(57)	(163)	(99)
Automobile loans	(48)	(35)	(104)	(79)
Credit card	(47)	(23)	(85)	(44)
Other consumer loans and leases	(6)	(7)	(13)	(14)

Total losses	(658)	(365)	(1,180)	(658)
Recoveries of losses previously charged off:
Commercial loans	8	2	21	5
Commercial mortgage loans	4	1	6	2
Commercial construction loans	—	—	2	—
Commercial leases	—	—	—	—
Residential mortgage loans	1	—	1	—
Home equity	2	3	3	4
Automobile loans	12	9	22	18
Credit card	2	2	4	4
Other consumer loans and leases	3	4	5	5

Total recoveries	32	21	64	38
Net losses charged off:
Commercial loans	(177)	(107)	(280)	(143)
Commercial mortgage loans	(85)	(21)	(162)	(53)
Commercial construction loans	(79)	(49)	(155)	(121)
Commercial leases	(1)	—	(1)	—
Residential mortgage loans	(112)	(63)	(187)	(98)
Home equity	(88)	(54)	(160)	(95)
Automobile loans	(36)	(26)	(82)	(61)
Credit card	(45)	(21)	(81)	(40)
Other consumer loans and leases	(3)	(3)	(8)	(9)

Total net losses charged off	$(626)	(344)	(1,116)	(620)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	2.53%	1.52%	1.98%	1.07%
Commercial mortgage loans	2.73	.66	2.62	.87
Commercial construction loans	6.76	3.46	6.48	4.32
Commercial leases	0.02	(.01)	0.01	(.01)

Total commercial loans	2.81	1.41	2.44	1.32

Residential mortgage loans	5.17	2.57	4.21	1.93
Home equity	2.81	1.83	2.55	1.61
Automobile loans	1.65	1.21	1.91	1.37
Credit card	9.64	4.93	8.79	4.86
Other consumer loans and leases	1.95	1.31	1.79	1.54

Total consumer loans	3.48	2.04	3.15	1.80

Total net losses charged off	3.08%	1.66%	2.73%	1.52%

The ratio of commercial loan net charge-offs to average commercial loans outstanding decreased to 2.81% in the second quarter of 2009 compared to 10.7% in the fourth quarter of 2008, and increased compared to 1.41% in the second quarter of 2008. The decrease compared to the fourth quarter of 2008 was due to charge-offs on $1.3 billion in criticized or impaired loans moved to held for sale or sold in the fourth quarter of 2008. The increase compared to the second quarter of 2008 was due to increases in net charge-offs in all categories of the commercial loan portfolios driven by deterioration in collateral values. The increase in the commercial mortgage and commercial construction captions were due to homebuilders and developers that were affected by the downturn in the real estate markets. Charge-offs for the second quarter of 2009 included $65 million related to homebuilders and developers. During the second quarter of 2009, approximately 44% of charge-offs greater than $2 million involved loans in the construction or real estate industries of which: 46% were located in Florida and 22% in Michigan, reflecting the real estate price deterioration in those regions. Increased charge-offs on the commercial loan portfolio were driven by commercial real estate and commercial construction related companies, which represented approximately 22% of charge-offs in the commercial loan portfolio.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 348 bp in the second quarter of 2009 compared to 240 bp in the fourth quarter of 2008 and 204 bp in the second quarter of 2008. Residential mortgage charge-offs increased to $112 million in the second quarter of 2009 compared to $68 million in the fourth quarter of 2008 and $63 million in the second quarter of 2008. The increase from the fourth and second quarters of 2008 was due to increased foreclosure rates in the Bancorp’s key lending markets and the related increase in severity of loss on mortgage loans. Florida, Michigan and Ohio continue to rank among the top ten states in both new foreclosures and total mortgage foreclosures. These foreclosures not only added to the volume of charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as they contributed to declining home prices. Florida affiliates experienced the most stress and accounted for approximately 65% of the residential mortgage charge-offs in the second quarter. Compared to the second quarter of 2008, home equity net charge-offs increased $34 million to 281 bp of average loans, primarily due to increases in the Michigan and Florida affiliates and among those products originated through a broker channel. Brokered home equity loans represented 43% of home equity charge-offs during the second quarter of 2009, despite representing only 17% of home equity lines and loans as of June 30, 2009. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The ratio of automobile loan net charge-offs to average automobile loans increased to 165 bp in the second quarter of 2009 compared to 121 bp in the second quarter of 2008 due to an increase in net charge-offs on used automobiles of 77 bps, partially offset by a shift in the portfolio to a higher percentage of new automobiles, which have a lower level of loss severity. The net charge-off ratio on credit card balances increased compared to the same quarter last year due to seasoning within the credit card portfolio. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall allowance for loan and lease losses, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the allowance for loan and lease losses. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that impact the portfolio. The Bancorp continues to monitor recent developments in the credit markets.

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

TABLE 32: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Allowance for loan and lease losses:
Beginning balance	$3,070	1,205	$2,787	937
Net losses charged off	(626)	(344)	(1,116)	(620)
Provision for loan and lease losses	1,041	719	1,814	1,263

Ending balance	$3,485	1,580	$3,485	1,580

Reserve for unfunded commitments:
Beginning balance	$231	$103	$195	95
Provision for unfunded commitments	8	10	44	18
Acquisitions	—	2	—	2

Ending balance	$239	115	$239	115

Quantitative and Qualitative Disclosures About Market Risk (continued)

The allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 4.28% at June 30, 2009, compared to 3.31% at December 31, 2008 and 1.85% at June 30, 2008. This increase is reflective of a number of factors including: the increase in delinquencies, increased loss estimates due to the real estate price deterioration in some the Bancorp’s key lending markets and declines in general economic conditions. These factors were the primary drivers of the increased reserve factors for most of the Bancorp’s loan categories.

As discussed previously, nonaccrual loans and leases increased to $2.4 billion as of June 30, 2009. Impaired commercial loans, which require individual review to determine loan and lease reserves, increased $612 million from the second quarter 2008. Delinquency trends also increased across most product lines and credit grades from the prior year leading to increases in reserve factors for those products.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $208 million at June 30, 2009. The Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $103 million at June 30, 2009. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

Real estate price deterioration, as determined by the Home Price Index, was most prevalent in Michigan due in part to cutbacks by automobile manufacturers, and Florida due to past real estate price appreciation and related over-development. The Bancorp has sizable exposure in both of these markets. The deterioration in real estate values increases the expected loss once a loan becomes delinquent, particularly for home equity loans with high LTV ratios.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp’s Executive Asset Liability Committee (ALCO), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income and mortgage banking net revenue over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for June 30, 2009. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated earnings sensitivity profile and ALCO policy limits as of June 30 2009:

TABLE 33: Estimated Earnings Sensitivity Profile

	Change in Earnings (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(0.07)%	1.48	(5.00)	(7.00)
+100	(0.22)	0.21

Economic Value of Equity

The Bancorp also employs economic value of equity (EVE) as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving expected changes in pricing of the transaction deposit portfolios.

The following table shows the Bancorp’s EVE sensitivity profile and the ALCO policy limits as of June 30, 2009:

TABLE 34: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(2.21)%	(20.0)
+100	(0.68)
-25	0.05

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

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings and cash flows caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions. For further information on the Bancorp’s overall interest rate risk management strategy and the notional amount and fair values of these derivatives as of June 30, 2009, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

Table 35 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of June 30, 2009:

TABLE 35: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$15,226	11,414	1,769	28,409
Commercial mortgage loans	4,722	5,568	2,117	12,407
Commercial construction loans	2,591	1,081	819	4,491
Commercial leases	526	1,317	1,689	3,532

Subtotal - commercial loans and leases	23,065	19,380	6,394	48,839

Residential mortgage loans	2,294	2,929	3,266	8,489
Home equity	2,116	5,260	5,135	12,511
Automobile loans	3,174	5,035	532	8,741
Credit card	188	1,726	—	1,914
Other consumer loans and leases	451	463	21	935

Subtotal - consumer loans and leases	8,223	15,413	8,954	32,590

Total	$31,288	34,793	15,348	81,429

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of June 30, 2009:

TABLE 36: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$3,544	9,639
Commercial mortgage loans	2,662	5,023
Commercial construction loans	804	1,096
Commercial leases	3,006	—

Subtotal - commercial loans and leases	10,016	15,758

Residential mortgage loans	3,591	2,604
Home equity	2,038	8,357
Automobile loans	5,524	43
Credit card	810	916
Other consumer loans and leases	480	4

Subtotal - consumer loans and leases	12,443	11,924

Total	$22,459	27,682

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $594 million and $697 million as of June 30, 2009 and June 30, 2008, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities.

Mortgage rates increased throughout the second quarter of 2009. This increase in rates caused prepayment assumptions to decrease and led to a recovery of $50 million in temporary impairment during the three months ended June 30, 2009, compared to a recovery of $80 million in temporary impairment during the second quarter of 2008. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net losses of $25 million and $84 million on its non-qualifying hedging strategy for the three months ended June 30, 2009 and 2008, respectively. The losses on non-qualifying hedging strategy are net of $41 million of gains on the sale of securities for the second quarter of 2009 and no sale activity for the second quarter of 2008. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2009 and June 30, 2008 was $300 million and $342 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. The estimated weighted-average life of the available-for-sale portfolio was 4.3 years at June 30, 2009 based on current prepayment expectations. Of the $16.1 billion (fair value basis) of securities in the available-for-sale portfolio at June 30, 2009, $6.0 billion in principal and interest is expected to be received in the next 12 months, and an additional $2.2 billion is expected to be received in the next 13 to 24 months. In addition to available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the three months ended June 30, 2009 and 2008, loans totaling $6.4 billion and $4.0 billion, respectively, were sold, securitized or transferred off-balance sheet.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 70% of its average total assets during the second quarter of 2009. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of June 30, 2009, $2.7 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations, however, access to these markets may depend on market conditions. The Bancorp also has $17.7 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $21.9 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks.

The Bancorp had senior debt credit ratings of “Baa1” with Moody’s, “BBB” with Standard & Poor’s, “A-” with Fitch Ratings and “A” with DBRS Ltd. at July 31, 2009. The ratings mentioned above reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

•	Moody’s “Baa1” rating is considered medium-grade obligations and is the fourth highest ranking within its overall classification system;

•	Standard & Poor’s “BBB” rating indicates the obligor’s capacity to meet its financial commitment is adequate and is the fourth highest ranking within its overall classification system;

•	Fitch Ratings’ “A-” rating is considered high credit quality and is the third highest ranking within its overall classification system; and

•	DBRS Ltd.’s “A” rating is considered satisfactory credit quality and is the third highest ranking within its overall classification system.

*	As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating.

Quantitative and Qualitative Disclosures About Market Risk (continued)

CAPITAL MANAGEMENT

2008 Capital Actions

Management, including the Bancorp’s Board of Directors, regularly reviews the Bancorp’s capital position to help ensure it is appropriately positioned under various operating environments. Due to the deterioration in credit trends during 2008 and the uncertainty involving future economic trends, management carried out actions throughout 2008 to increase the Bancorp’s capital position. During the second quarter of 2008, the Bancorp issued approximately $1 billion in Tier 1 capital in the form of convertible preferred shares (Series G). In addition, the Bancorp’s Board of Directors reduced the dividend on its common stock to $.01 per share to allow for further retention of capital. On October 14, 2008, the U.S. Treasury announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. Among the initiatives, the U.S. Treasury created a voluntary Capital Purchase Program (CPP) as part of its efforts to provide a firmer capital foundation for financial institutions and to increase credit availability to consumers and businesses. As part of the program, eligible financial institutions were able to sell equity interests to the U.S. Treasury in amounts equal to one to three percent of the institution’s risk-weighted assets. These equity interests constitute Tier 1 capital. On December 31, 2008, the Bancorp issued $3.4 billion in senior preferred stock (Series F) and related warrants under the terms of the CPP to the U.S. Treasury. The proceeds from the issuance to the U.S. Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock. The fair value of the warrants was determined using a Black-Scholes valuation model. The assumptions used in the warrant valuation were a dividend yield of 0.4%, stock price volatility of 51% and a risk-free interest rate of 2.5%. The fair value of the preferred stock was determined using a discounted cash flow analysis based on assumptions regarding the market rate for preferred stock, which was estimated to be approximately 13% at the date of issuance.

Supervisory Capital Assessment Program (SCAP) Results

On May 7, 2009, the Bancorp announced its SCAP results. The results of the SCAP assessment indicated that the Bancorp’s Tier 1 and Total capital ratios were expected to continue to exceed the levels required to maintain a “well-capitalized” status under the more adverse scenario as defined by the assessment. As a result, the Bancorp was not required to raise additional overall capital. The SCAP results did indicate that the Bancorp’s Tier 1 common equity would be required to be augmented to maintain a capital buffer above the newly required four percent threshold of the Tier 1 common equity ratio under the more adverse scenario of the assessment. The total amount required, prior to considering activities by the Bancorp since the end of the fourth quarter of 2008, was $2.6 billion. After considering such activities, including the sale of the Bancorp’s processing business, the indicated additional net Tier 1 common equity required was $1.1 billion. The $1.1 billion requirement was after consideration of the Bancorp’s previously announced Processing Business Sale, but before consideration of any other measures that management believed to be available to the Bancorp to generate additional Tier 1 common equity. During the second quarter of 2009, in order to raise additional capital to augment Tier 1 common equity, the Bancorp completed a $1 billion common stock offering and an exchange of a portion of its Series G preferred stock. As a result of the Processing Business Sale, the common stock offering, and the exchange of the preferred stock, the Bancorp exceeded its Tier 1 common equity requirement under the SCAP assessment by approximately $650 million. Additionally, in July of 2009, the Bancorp sold its Visa, Inc. Class B common shares resulting in an additional net $206 million benefit to equity, as discussed in more detail in the Overview.

Common Stock Offering

On June 4, 2009, the Bancorp announced the successful completion of its $1 billion at-the-market offering of its common shares. Through this offering, the Bancorp issued approximately 158 million shares at an average price of $6.33.

Preferred Series G Tender Offer

On June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. The Bancorp issued approximately 60 million shares of common stock and paid $230 million in cash in exchange for 7 million depositary shares. Overall, $696 million in liquidation amount of the Bancorp’s depositary shares were validly tendered, not withdrawn and exchanged, which represented 63% of the aggregate liquidation amount of its depositary shares. An aggregate of 7 million depositary shares representing 27,849 shares of Series G preferred stock were retired upon receipt. At the time of exchange, the Bancorp recognized an increase to retained earnings and net income available to common shareholders of $35 million, calculated as the difference between the carrying amount of the Series G preferred stock exchanged and the sum of the fair value of the common stock plus cash delivered. After settlement of the exchange offer and as of June 30, 2009, 4,112,750 depositary shares representing 16,451 shares of Series G preferred stock remained outstanding. As a result of this exchange, the Bancorp increased its common equity by $441 million.

Capital Ratios

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 37: Capital Ratios

($ in millions)	June 30, 2009	December 31, 2008	June 30, 2008
Tier I capital	$13,742	11,924	$9,829
Total risk-based capital	18,072	16,646	14,031
Risk-weighted assets (a)	106,538	112,622	115,481
Regulatory capital ratios:
Tier I capital	12.90%	10.59	8.51%
Total risked-based capital	16.96	14.78	12.15
Tier I leverage	12.17	10.27	9.08
Tier I common equity	6.94	4.37	5.18

(a)	Under the banking agencies risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk weighted assets.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In the second quarter of 2009, the Bancorp paid dividends per common share of $0.01, consistent with the $0.01 per share paid in the fourth quarter of 2008, and a decrease from the $0.15 paid in the second quarter of 2008.

As previously discussed, the Bancorp issued $3.4 billion in senior preferred stock and related warrants to the U.S. Treasury as part of the CPP in the fourth quarter of 2008. Upon issuance, the Bancorp agreed to limit dividends to common shareholders to the quarterly dividend rate paid prior to October 14, 2008, which was $0.15. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party. In conjunction with the CPP, the Bancorp made a dividend payment of $43 million during the second quarter of 2009.

Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp is restricted in its repurchases of its common stock. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party. The Bancorp’s repurchase of equity securities is shown in Table 38.

TABLE 38: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	—	$—	—	19,201,518
May 1, 2009 – May 31, 2009	—	—	—	19,201,518
June 1, 2009 – June 30, 2009	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 218,469 shares during the second quarter of 2009 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. The nature and extent of these transactions are provided in Note 10 of the Notes to Condensed Consolidated Financial Statements. In addition, the Bancorp uses conduits, asset securitizations and certain defined guarantees to provide a source of funding. The use of these investment vehicles involves differing degrees of risk. A summary of these transactions is provided below.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Commercial Loan Sales to a QSPE

Through June 30, 2009 and 2008, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of these loans at June 30, 2009 and 2008 was $1.2 billion and $2.9 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans in certain circumstances, ineligible loans transferred by the Bancorp to the QSPE and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the six months ended June 30, 2009 and 2008, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of June 30, 2009 and 2008, the liquidity asset purchase agreement was $2.4 billion and $3.5 billion, respectively. Beginning in 2008 and continuing through the second quarter of 2009, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp continued to provide liquidity support to the QSPE during 2009 through purchases of commercial paper. As of June 30, 2009, the Bancorp held approximately $1.2 billion of asset-backed commercial paper issued by the QSPE, representing 83% of the total commercial paper issued by the QSPE. As of June 30, 2008, the Bancorp held approximately $614 million of asset-backed commercial paper issued by the QSPE, representing 20% of the total commercial paper issued by the QSPE. In order to continue to qualify as a QSPE, at least 10% of the fair value of the commercial paper issued by the QSPE must be held by parties other than the Bancorp, its affiliates, or its agents. If the QSPE is unable to place sufficient commercial paper with investors or otherwise obtain the funding necessary to meet this qualification, the assets within the QSPE can either be transferred to the Bancorp under the Liquidity Asset Purchase Agreement or the QSPE may no longer qualify for off-balance sheet treatment resulting in the consolidation of the assets of the QSPE by the Bancorp at fair value. As of June 30, 2009 the carrying value of the assets held by the QSPE exceeded their fair value by approximately $134 million.

As of June 30, 2009 and 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. At June 30, 2009 and 2008, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $44 million and $20 million, respectively, and was recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio. Refer to the Credit Risk Management section for further discussion on the Bancorp’s overall allowance calculations. For further information on the QSPE, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

In June of 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” The Bancorp has determined that upon adoption of SFAS No. 166 and 167 on January 1, 2010, it will be deemed the primary beneficiary (and therefore consolidator) of this QSPE. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further details regarding SFAS No. 166 and 167 and the related impact of adoption by the Bancorp.

Loan Securitizations

The Bancorp utilizes securitization trusts, formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain automobile loans and other consumer loans. During the first quarter of 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. As of June 30, 2009, the Bancorp had not repurchased any previously transferred automobile loans from the QSPEs. For further information on these automobile securitizations, see Note 7 of the Notes to Condensed Consolidated Financial Statements. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further information regarding the impact of SFAS No. 166 and 167 on the QSPEs related to the automobile securitizations.

Residential Mortgage Loan Sales

At June 30, 2009 and 2008, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.2 billion and $1.4 billion, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. At June 30, 2009 and 2008, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $20 million and $14 million, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. For further information on the residential mortgage loans sold with credit recourse, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Private Mortgage Insurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $182 million at June 30, 2009. As of June 30, 2009, the Bancorp maintained a reserve of approximately $30 million related to exposures within the reinsurance portfolio, compared to a reserve of $19 million as of March 31, 2009. The increase in the reserve was due to an increase in expected loss rates on the current portfolio. No reserve was deemed necessary as of June 30, 2008. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
	June 30, 2009	December 31, 2008	June 30, 2008
($ in millions, except share data)
Assets
Cash and due from banks	$2,899	2,739	2,853
Available-for-sale and other securities (a)	16,061	12,728	12,718
Held-to-maturity securities (b)	357	360	361
Trading securities	1,354	1,191	241
Other short-term investments	513	3,578	286
Loans held for sale (c)	3,341	1,452	889
Portfolio loans and leases:
Commercial loans	28,409	29,197	28,958
Commercial mortgage loans	12,407	12,502	13,394
Commercial construction loans	4,491	5,114	6,007
Commercial leases	3,532	3,666	3,647
Residential mortgage loans (d)	8,489	9,385	9,866
Home equity	12,511	12,752	12,421
Automobile loans	8,741	8,594	8,362
Credit card	1,914	1,811	1,717
Other consumer loans and leases	935	1,122	1,152

Portfolio loans and leases	81,429	84,143	85,524
Allowance for loan and lease losses	(3,485)	(2,787)	(1,580)

Portfolio loans and leases, net	77,944	81,356	83,944
Bank premises and equipment	2,440	2,494	2,444
Operating lease equipment	474	463	364
Goodwill	2,417	2,624	3,603
Intangible assets	133	168	203
Servicing rights	595	499	701
Other assets	7,456	10,112	6,368

Total Assets	$115,984	119,764	$114,975

Liabilities
Deposits:
Demand	$17,202	15,287	16,259
Interest checking	14,630	14,222	14,002
Savings	16,819	16,063	16,602
Money market	4,193	4,689	6,806
Other time	14,540	14,350	9,839
Certificates - $100,000 and over	10,688	11,851	10,870
Foreign office and other	2,748	2,151	3,038

Total deposits	80,820	78,613	77,416
Federal funds purchased	435	287	2,447
Other short-term borrowings	6,802	9,959	5,628
Accrued taxes, interest and expenses	959	2,029	1,864
Other liabilities	3,166	3,214	1,820
Long-term debt	10,102	13,585	15,046

Total Liabilities	102,284	107,687	104,221
Shareholders' Equity
Common stock (e)	1,779	1,295	1,295
Preferred stock (f)	3,588	4,241	1,082
Capital surplus (g)	1,722	848	583
Retained earnings	6,663	5,824	8,178
Accumulated other comprehensive income	152	98	(152)
Treasury stock	(204)	(229)	(232)

Total Shareholders’ Equity	13,700	12,077	10,754

Total Liabilities and Shareholders’ Equity	$115,984	119,764	$114,975

(a)	Amortized cost: June 30, 2009 - $15,820, December 31, 2008 - $12,550 and June 30, 2008 - $12,935.
(b)	Market values: June 30, 2009 - $357, December 31, 2008 - $360 and June 30, 2008 - $361.
(c)	Includes $2,638, $881 and $761 of residential mortgage loans held for sale measured at fair value at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.
(d)	Includes $14, $7 and $0 of residential mortgage loans measured at fair value at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.
(e)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2009 - 795,313,448 (excludes 6,190,740 treasury shares), December 31, 2008 -577,386,612 (excludes 6,040,492 treasury shares) and June 30, 2008 – 577,529,636 (excludes 5,897,468 treasury shares).
(f)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at June 30, 2009; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,451 issued and outstanding at June 30, 2009; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share, which were issued and outstanding at June 30, 2008 and repurchased for $22 million and retired on November 26, 2008; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share, which were issued and outstanding at June 30, 2008 and repurchased for $6 million and retired on November 26, 2008.
(g)	Includes ten-year warrants initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2009	2008	2009	2008
Interest Income
Interest and fees on loans and leases	$995	1,050	$1,992	2,340
Interest on securities	184	155	364	307
Interest on other short-term investments	—	2	1	7

Total interest income	1,179	1,207	2,357	2,654
Interest Expense
Interest on deposits	258	278	532	677
Interest on short-term borrowings	12	49	37	129
Interest on long-term debt	78	142	181	289

Total interest expense	348	469	750	1,095

Net Interest Income	831	738	1,607	1,559
Provision for loan and lease losses	1,041	719	1,814	1,263

Net Interest Income (Loss) After Provision for Loan and Lease Losses	(210)	19	(207)	296
Noninterest Income
Electronic payment processing revenue	243	235	466	447
Service charges on deposits	162	159	308	307
Mortgage banking net revenue	147	86	281	182
Corporate banking revenue	99	111	215	218
Investment advisory revenue	73	92	149	185
Gain on sale of processing business	1,764	—	1,764	—
Other noninterest income	49	49	60	228
Securities gains (losses), net	5	(10)	(20)	17
Securities gains, net - non-qualifying hedges on mortgage servicing rights	41	—	57	3

Total noninterest income	2,583	722	3,280	1,587
Noninterest Expense
Salaries, wages and incentives	346	331	673	679
Employee benefits	75	60	158	145
Net occupancy expense	79	73	158	145
Payment processing expense	75	67	141	133
Technology and communications	45	49	90	96
Equipment expense	31	31	62	61
Other noninterest expense	370	247	702	317

Total noninterest expense	1,021	858	1,984	1,576

Income (Loss) Before Income Taxes	1,352	(117)	1,089	307
Applicable income tax expense	470	85	157	223

Net Income (Loss)	882	(202)	932	84
Dividends on preferred stock (a)	26	—	103	—

Net Income (Loss) Available to Common Shareholders	$856	(202)	$829	84

Earnings Per Share	$1.35	(0.37)	$1.37	0.16
Earnings Per Diluted Share	$1.15	(0.37)	$1.18	0.16

(a)	Dividends on preferred stock were $.185 million and $.370 million for the three and six months ended June 30, 2008, respectively.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	For the six months ended June 30,
($ in millions, except per share data)	2009	2008
Total Shareholders’ Equity, beginning	$12,077	9,161
Net income	932	84
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities (a)	42	(38)
Qualifying cash flow hedges	7	9
Change in accumulated other comprehensive income related to employee benefit plans	5	3

Comprehensive income	986	58
Cash dividends declared:
Common stock (2009 - $.02 per share and 2008 - $.59 per share)	(13)	(321)
Preferred stock	(117)	—
Issuance of common stock	986	—
Issuance of preferred stock, Series G	—	1,072
Exchange of preferred stock, Series G	(234)	—
Stock-based awards exercised, including treasury shares issued	1	—
Stock-based compensation expense	23	28
Loans repaid related to the exercise of stock-based awards, net	—	2
Change in corporate tax benefit related to stock-based compensation	(30)	(15)
Shares issued in an acquisition	—	770
Reversal of OTTI (a)	24	—
Other	(3)	(1)

Total Shareholders’ Equity, ending	$13,700	10,754

(a)	Includes the after tax impact of the reversal of other than temporary impairment (OTTI), totaling $24 million in the second quarter of 2009; as discussed in Note 2.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30,
($ in millions)	2009	2008
Operating Activities
Net income	$932	84
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,814	1,263
Depreciation, amortization and accretion	182	172
Stock-based compensation expense	23	28
Provision for deferred income taxes	263	167
Realized securities gains	(11)	(32)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(63)	(3)
Realized securities losses	31	15
Realized securities losses – non-qualifying hedges on mortgage servicing rights	7	—
Provision (recovery) for mortgage servicing rights	19	(24)
Net losses (gains) on sales of loans	23	(57)
Capitalized mortgage servicing rights	(207)	(123)
Loss on recalculation of the timing of tax benefits on leveraged leases	—	130
Loans originated for sale, net of repayments	(12,699)	(7,651)
Proceeds from sales of loans held for sale	10,690	7,813
Decrease in trading securities	5	741
Gain on sale of processing business, net of tax	(1,056)	—
Decrease in other assets	1,098	1,329
Decrease in accrued taxes, interest and expenses	(1,074)	(486)
Increase (decrease) in other liabilities	650	(4)

Net Cash Provided by Operating Activities	627	3,362

Investing Activities
Proceeds from sales of available-for-sale securities	2,606	2,678
Proceeds from calls, paydowns and maturities of available-for-sale securities	67,652	32,850
Purchases of available-for-sale securities	(73,507)	(37,137)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	2	2
Purchases of held-to-maturity securities	—	(10)
Decrease in other short-term investments	3,066	336
Decrease (increase) in loans and leases	2,499	(3,822)
Proceeds from sale of loans	295	3,511
Increase in operating lease equipment	(30)	(25)
Purchases of bank premises and equipment	(95)	(241)
Proceeds from disposal of bank premises and equipment	9	28
Proceeds from sale of processing business	562	—
Net cash paid in acquisitions	(16)	(154)

Net Cash Provided by (Used In) Investing Activities	3,043	(1,984)

Financing Activities
Increase (decrease) in core deposits	2,583	(3,327)
(Decrease) increase in certificates – $100,000 and over, including other foreign office	(671)	1,456
Increase (decrease) in federal funds purchased	148	(2,192)
(Decrease) increase in other short-term borrowings	(3,157)	148
Proceeds from issuance of long-term debt	1	2,651
Repayment of long-term debt	(3,036)	(530)
Payment of cash dividends	(128)	(466)
Exercise of stock-based awards, net	—	2
Issuance of common stock	986	—
Issuance of preferred stock	—	1,072
Exchange of preferred stock	(234)	—
Other	(2)	1

Net Cash Used In Financing Activities	(3,510)	(1,185)

Increase in Cash and Due from Banks	160	193
Cash and Due from Banks at Beginning of Period	2,739	2,660

Cash and Due from Banks at End of Period	$2,899	2,853

Supplemental Cash Flow Information
Cash Payments
Interest	$786	$1,099
Income taxes	10	298
Noncash Items
Transfers of portfolio loans to held-for-sale loans	—	59
Transfers of held-for-sale loans to portfolio loans	13	1,618
Transfers of held-for-sale loans to trading securities	136	266
Transfers of portfolio loans to other real estate owned	166	131
Acquisitions
Fair value of tangible assets acquired (noncash)	7	4,318
Goodwill and identifiable intangible assets acquired	13	1,215
Liabilities assumed	(4)	(4,609)
Common stock issued	—	(770)

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and variable interest entities (VIEs) in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated. The Bancorp has evaluated subsequent events through August 10, 2009, the date of issuance, to determine if either recognition or disclosure of significant events or transactions is required.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2009 and 2008, the results of operations for the three and six months ended June 30, 2009 and 2008, the cash flows for the six months ended June 30, 2009 and 2008 and the changes in shareholders’ equity for the six months ended June 30, 2009 and 2008. In accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three and six months ended June 30, 2009 and 2008 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2008 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior periods’ Condensed Consolidated Financial Statements and related notes to conform to the current period presentation.

2.	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Staff Position reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This Staff Position provides additional guidance and utilizes a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Bancorp’s adoption of this Staff Position in the second quarter of 2009 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the recognition and measurement guidance related to OTTI for debt securities. This Staff Position requires that an OTTI shall be recognized in earnings if the Bancorp intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Bancorp does not intend to sell the security, and it is not likely that the Bancorp will be required to sell the security before recovery of its cost basis, the OTTI related to credit losses shall be recognized in earnings, and the OTTI related to all other factors shall be recorded in other comprehensive income, net of applicable taxes. An entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings, net of applicable taxes, with a corresponding adjustment to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. During 2008, the Bancorp recognized a pre-tax OTTI charge of $37 million ($24 million after tax) on certain bank trust preferred debt securities classified as available-for-sale. In connection with its adoption of this FSP, the Bancorp concluded that the decline in fair value in 2008 and related OTTI on these trust preferred debt securities was due to non-credit related factors. Therefore, upon adoption of this FSP in the second quarter of 2009, the Bancorp recognized an after-tax increase of $24 million to the opening balance of retained earnings and a corresponding decrease to accumulated other comprehensive income. For further information on OTTI, see Note 4.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This Staff Position amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28,

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

“Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The Bancorp has incorporated the required disclosures of FSP FAS 107-1 and APB 28-1 in Note 17.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. Statement 165 reflects the principles underpinning previous subsequent event guidance in existing accounting literature and US Auditing Standards (AU) Section 560, “Subsequent Events,” therefore the Bancorp’s adoption of Statement 165 should not result in significant changes in the subsequent events that the Bancorp reports either through recognition or disclosure in the Condensed Consolidated Financial Statements. Statement 165 requires the Bancorp to disclose the date through which it has evaluated subsequent events, which for public entities, is the date the financial statements are issued. The Bancorp’s adoption of Statement 165 on June 30, 2009 did not have an impact on the Bancorp’s Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” Statement 166 removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. This Statement is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited. Statement 166 will impact the Bancorp’s structuring of securitizations and other transfers of financial assets, including guaranteed mortgage securitizations, in order to meet the amended sale treatment criteria under Statement 166. In addition, see the discussion below on SFAS No. 167, “Amendments to FASB Interpretation No. FIN 46(R)” and the impact on the Bancorp’s Condensed Consolidated Financial Statements for assets previously transferred to QSPE’s.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” Statement 167 amends the methodology for determining the primary beneficiary (and therefore consolidator) of a VIE and will require such assessment to be performed on an ongoing basis. Under Statement 167, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. Upon transition, if the Bancorp is required to consolidate a VIE as a result of initial application of Statement 167, the Bancorp must initially measure the assets, liabilities, and noncontrolling interest of the VIE at their carrying amounts, defined as the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Bancorp’s Condensed Consolidated Financial Statements if Statement 167 had been effective when the Bancorp first met the conditions to be the primary beneficiary under Statement 167. If determining the carrying amounts is not practical, then the Bancorp shall measure the assets, liabilities, and noncontrolling interests of the VIE at fair value on the date Statement 167 first applies. Any difference between the amounts added to the Bancorp’s Condensed Consolidated Balance Sheets and the amounts of any previously recognized interests in the newly consolidated entity must be recognized as a cumulative effect adjustment to retained earnings. Due to the concurrent issuance and effective date of Statement 166 discussed above and the removal of the QSPE concept, the Bancorp will be required to assess all variable interest entities formed as QSPE’s in transfers that occurred prior to January 1, 2010 to determine whether the Bancorp is the primary beneficiary of the entity under the amended guidance provided under Statement 167. Statement 167 will also require the Bancorp to provide additional disclosures about its involvement with variable interest entities (VIE’s), any significant changes in risk exposure due to that involvement, and how that involvement affects the Bancorp’s financial statements. Statement 167 is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited.

As discussed in Note 7, the Bancorp had previously transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly-owned by an independent third party. The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp has determined that upon adoption of Statements 166 and 167 on January 1, 2010, it will be deemed the primary beneficiary of this QSPE. Based on this conclusion, the Bancorp will initially measure the assets and liabilities of the QSPE at their then-current carrying amounts upon adoption of Statements 167. As of June 30, 2009, the QSPE had total assets of $1.3 billion (which included loans with a carrying amount of $1.2 billion, available-for-sale investment securities with a carrying amount of $88 million which included unrealized losses of $63 million and other assets totaling $5 million). The Bancorp is currently assessing other unconsolidated entities in which it holds a variable interest or interests.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 in the third quarter of 2009 will not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

3.	Restriction on Cash and Dividends

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the reserve requirement was approximately $418 million, $406 million and $416 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

Dividends paid by the Bancorp are subject to various federal and state regulatory limitations. The dividends paid by the Bancorp’s state chartered subsidiary banks are subject to regulations and limitations prescribed by the appropriate state authority. Dividends that may be paid by the Bancorp’s national charter subsidiary bank are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Under these provisions, the dividend limitation of the Bancorp’s state chartered and national banks was $1.5 billion, $492 million and $2.3 billion at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Based on retained earnings at June 30, 2009, December 31, 2008 and June 30, 2008, the dividend limitation of the Bancorp’s nonbank subsidiaries under these provisions was $58 million, $50 million and $133 million, respectively.

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

Trading securities were $1.4 billion as of June 30, 2009 compared to $1.2 billion at December 31, 2008 and $241 million at June 30, 2008. The increase in trading securities since June 30, 2008 was due to the Bancorp purchasing VRDNs from the market during the second half of 2008. VRDNs classified as trading securities totaled $970 million, $1.1 billion and zero at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. See Note 10 for further information on VRDNs. Unrealized losses on trading securities were $18 million as of June 30, 2009. Unrealized gains on trading securities held at June 30, 2009 and unrealized gains and losses on trading securities held at both December 31, 2008 and June 30, 2008 were immaterial to the Condensed Consolidated Financial Statements.

For the three and six months ended June 30, 2009, gross realized gains on the sale of available-for-sale securities were $54 million and $74 million, respectively, while gross realized losses on the sale of available-for sale-securities were $3 million and $31 million, respectively. For the three and six months ended June 30, 2008, gross realized gains on the sale of available-for-sale securities were $5 million and $35 million, respectively, while gross realized losses on the sale of available-for-sale securities were $15 million for both periods.

At June 30, 2009, December 31, 2008, and June 30, 2008, securities with a fair value of $12.5 billion, $9.2 billion, and $8.8 billion, respectively, were pledged to secure borrowings, public deposits, trust funds and for other purposes as required or permitted by law.

The following tables provide a breakdown of the available-for-sale and held-to-maturity securities portfolio:

As of June 30, 2009 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$357	3	(3)	$357
U.S. Government sponsored agencies	1,748	32	(36)	1,744
Obligations of states and political subdivisions	301	2	(1)	302
Agency mortgage-backed securities	9,085	262	(1)	9,346
Other bonds, notes and debentures	3,057	43	(60)	3,040
Other securities (a)	1,272	—	—	1,272

Total	$15,820	342	(101)	$16,061

Held-to-maturity:
Obligations of states and political subdivisions	$352	—	—	$352
Other debt securities	5	—	—	5

Total	$357	—	—	$357

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of December 31, 2008 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$186	4	—	$190
U.S. Government sponsored agencies	1,651	83	(4)	1,730
Obligations of states and political subdivisions	323	4	(1)	326
Agency mortgage-backed securities	8,529	157	(5)	8,681
Other bonds, notes and debentures	613	—	(43)	570
Other securities (a)	1,248	—	(17)	1,231

Total	$12,550	248	(70)	$12,728

Held-to-maturity:
Obligations of states and political subdivisions	$355	—	—	$355
Other debt securities	5	—	—	5

Total	$360	—	—	$360

As of June 30, 2008 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$226	—	(2)	$224
U.S. Government sponsored agencies	244	1	(1)	244
Obligations of states and political subdivisions	383	4	—	387
Agency mortgage-backed securities	9,831	28	(209)	9,650
Other bonds, notes and debentures	1,181	5	(25)	1,161
Other securities (a)	1,070	—	(18)	1,052

Total	$12,935	38	(255)	$12,718

Held-to-maturity:
Obligations of states and political subdivisions	$356	—	—	$356
Other debt securities	5	—	—	5

Total	$361	—	—	$361

(a)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $551 million and, $287 million, respectively, at June 30, 2009, $545 million and $252 million, respectively, at December 31, 2008 and $533 million and $208 million, respectively, at June, 2008, that are carried at cost, and certain mutual fund holdings and equity security holdings.

The amortized cost and approximate fair value of available-for-sale and held-to-maturity securities at June 30, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale & Other		Held-to-Maturity
As of June 30, 2009 ($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Under 1 year	$2,173	2,188	—	—
1-5 years	1,429	1,469	151	151
5-10 years	2,560	2,565	175	175
Over 10 years	8,386	8,567	31	31
Other securities	1,272	1,272	—	—

Total	$15,820	16,061	357	357

The following tables provide the fair value and gross unrealized loss of securities available for sale, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
As of June 30, 2009 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$174	(3)	1	—	175	(3)
U.S. Government sponsored agencies	1,005	(36)	—	—	1,005	(36)
Obligations of states and political subdivisions	39	(1)	3	—	42	(1)
Agency mortgage-backed securities	263	(1)	2	—	265	(1)
Other bonds, notes and debentures	1,498	(38)	142	(22)	1,640	(60)
Other securities	—	—	2	—	2	—

Total	$2,979	(79)	150	(22)	3,129	(101)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Less than 12 months		12 months or more		Total
As of December 31, 2008 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$1	—	1	—	2	—
U.S. Government sponsored agencies	367	(4)	—	—	367	(4)
Obligations of states and political subdivisions	5	(1)	3	—	8	(1)
Agency mortgage-backed securities	480	(2)	876	(3)	1,356	(5)
Other bonds, notes and debentures	184	(23)	81	(20)	265	(43)
Other securities	37	(17)	2	—	39	(17)

Total	$1,074	(47)	963	(23)	2,037	(70)

	Less than 12 months		12 months or more		Total
As of June 30, 2008 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$222	(2)	1	—	223	(2)
U.S. Government sponsored agencies	183	(1)	—	—	183	(1)
Obligations of states and political subdivisions	6	—	—	—	6	—
Agency mortgage-backed securities	4,777	(105)	2,080	(104)	6,857	(209)
Other bonds, notes and debentures	946	(23)	4	(2)	950	(25)
Other securities	43	(5)	27	(13)	70	(18)

Total	$6,177	(136)	2,112	(119)	8,289	(255)

At June 30, 2009, December 31, 2008 and June 30, 2008, two percent, 26% and three percent, respectively, of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities.

Other-Than-Temporary Impairments (OTTI)

If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Bancorp must determine whether an OTTI has occurred. Under US GAAP, the recognition and measurement requirements related to OTTI differs for debt and equity securities.

For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred, and the Bancorp must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized through earnings and the non-credit component is recognized through accumulated other comprehensive income. During the second quarter of 2009, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.

For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized in earnings. During the second quarter of 2009, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities.

During 2008, the Bancorp recognized a pre-tax OTTI charge of $37 million ($24 million after-tax) on certain bank trust preferred debt securities classified as available-for-sale. In connection with the adoption of FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, the Bancorp concluded that the OTTI charges on these trust preferred debt securities were due to non-credit related factors. Therefore, upon adoption of this FSP in the second quarter of 2009, the Bancorp recognized an after-tax increase of $24 million to the opening balance of retained earnings and a corresponding decrease to accumulated other comprehensive income.

5.	Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. Changes in the net carrying amount of goodwill by reporting segment for the six months ended June 30, 2009 and 2008 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	Total
Balance as of December 31, 2008:
Goodwill	$1,364	1,657	215	205	148	$3,589
Accumulated impairment losses	(750)	—	(215)	—	—	(965)

	614	1,657	—	205	148	2,624

Acquisition activity	(1)	(1)	—	7	—	5
Sale of Processing Solutions business	—	—	—	(212)	—	(212)

Balance as of June 30, 2009:
Goodwill	1,363	1,656	215	—	148	3,382
Accumulated impairment losses	(750)	—	(215)	—	—	(965)

Carrying value as of June 30, 2009	613	1,656	—	—	148	2,417

Balance as of December 31, 2007:
Goodwill	995	950	182	205	138	2,470
Accumulated impairment losses	—	—	—	—	—	—

	995	950	182	205	138	2,470

Acquisition activity	386	704	33	—	10	1,133
Balance as of June 30, 2008:
Goodwill	1,381	1,654	215	205	148	3,603
Accumulated impairment losses	—	—	—	—	—	—

Carrying value as of June 30, 2008	$1,381	1,654	215	205	148	$3,603

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

On June 30, 2009, the Bancorp sold an approximate 51% interest in its Processing Solutions business. As a result of this sale, the Bancorp no longer consolidates the assets and liabilities of the Processing Solutions business, resulting in a $212 million reduction of goodwill for the Bancorp. See Note 19 for further discussion of this transaction.

At September 30, 2008, the Bancorp completed its annual goodwill impairment test and determined that no impairment existed. As prescribed in SFAS No. 142, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. During the second quarter, the Bancorp continued to see volatile market conditions and determined that an interim goodwill impairment test should be performed as of June 30, 2009.

In Step 1 of the goodwill impairment test, the Bancorp compared the fair value of each reporting unit to its carrying amount, including goodwill. To determine the fair value of a reporting unit, the Bancorp employed an income-based approach utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. The Bancorp believes that this discounted cash flows (DCF) method, using management projections for the respective reporting units and an appropriate risk adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. Under the DCF method, the forecasted cash flows were developed for each reporting unit by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 3% based on the Bancorp’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation. Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates used to develop the estimated fair value of the reporting units ranged from 17.0% to 18.4%. Based on the results of the Step 1 test, the Bancorp determined that the carrying amounts of the Commercial Banking and Branch Banking reporting units, including goodwill, exceeded their respective fair values. Therefore, the Bancorp performed Step 2 of the goodwill impairment test for these reporting units as of June 30, 2009.

In Step 2, the Bancorp compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. The Bancorp determined the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. In estimating the fair values of the assets and liabilities of a reporting unit, the Bancorp applied the provisions of SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates for commercial loans held-for-sale were based on executable broker quotes where available, or on the fair value of the underlying collateral. For consumer loans held-for-sale, fair value estimates were based on contractual values upon which the loans may be sold to a third party. For portfolio loans and leases, fair value estimates were based on discounting future cash flows using the current market rates, including credit and liquidity spreads applied to the applicable benchmark rates, of similar loans made to borrowers for the same maturities. Depending on the product type, remaining maturity, and credit rating of the underlying borrowers, the credit and liquidity spreads within the commercial portfolio ranged from 1% to 27%, and the credit and liquidity spreads within the consumer portfolio ranged from 1% to 25%. For time deposits, the fair value estimates were based on a discounted cash flow calculation that applied prevailing LIBOR/swap interest rates for the same maturities. For long-term debt, the fair value estimates were based on quoted market prices, where available, or a discounted cash flow calculation using LIBOR/swap rates and, in some cases, a spread for new issues of borrowings of similar terms. For core deposit intangibles, which represent the present value of the cost advantage of core deposits over alternative funding, the fair value estimates were based on the difference in cash flows between maintaining existing deposits and obtaining alternative funds (generally based on current market brokered CD rates) over the life of the deposit base. Based on the results of the Step 2 test as of June 30, 2009, the Bancorp determined that no goodwill impairment existed for the Commercial Banking or Branch Banking reporting units.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

6.	Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at June 30, 2009, December 31, 2008 and June 30, 2008 of 3.1 years, 2.8 years and 3.4 years, respectively. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The details of the Bancorp’s intangible assets are shown in the following table. For more information on servicing rights, see Note 7.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of June 30, 2009:
Mortgage servicing rights	$1,821	(952)	(275)	594
Other consumer and commercial servicing rights	12	(11)	—	1
Core deposit intangibles	487	(373)	—	114
Other	53	(34)	—	19

Total intangible assets	$2,373	(1,370)	(275)	728

As of December 31, 2008:
Mortgage servicing rights	$1,614	(862)	(256)	496
Other consumer and commercial servicing rights	13	(10)	—	3
Core deposit intangibles	487	(346)	—	141
Other	61	(34)	—	27

Total intangible assets	$2,175	(1,252)	(256)	667

As of June 30, 2008:
Mortgage servicing rights	$1,542	(820)	(25)	697
Other consumer and commercial servicing rights	14	(10)	—	4
Core deposit intangibles	486	(320)	—	166
Other	66	(29)	—	37

Total intangible assets	$2,108	(1,179)	(25)	904

As of June 30, 2009, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended June 30, 2009 and 2008 was $63 million and $44 million, respectively. For the six months ended June 30, 2009 and 2008, amortization expense was $122 million and $88 million, respectively. The Bancorp estimates amortization expense, including servicing rights, to be approximately $97 million for the remaining six months of 2009, $193 million in 2010, $136 million in 2011, $102 million in 2012 and $82 million in 2013.

7.	Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the first and second quarters of 2009 and 2008. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates. Initial carrying values of servicing rights recognized during the six months ended June 30, 2009 and 2008 were $207 million and $124 million, respectively.

For the three months ended June 30, 2009 and 2008, the Bancorp recognized gains of $161 million and $79 million, respectively, on residential mortgage loan sales of $6.1 billion and $3.6 billion, respectively. Additionally, the Bancorp recognized $49 million and $42 million in servicing fees on residential mortgages for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Bancorp recognized gains of $291 million and $172 million, respectively, on residential mortgage loan sales of $10.4 billion and $7.6 billion, respectively. Additionally, the Bancorp recognized $94 million and $83 million in servicing fees on residential mortgages for the six months ended June 30, 2009 and 2008, respectively. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At June 30, 2009 and 2008, the outstanding balances on these loans sold with credit recourse were approximately $1.2 billion and $1.4 billion, respectively, and the delinquency rates were approximately 7.49% and 3.86%, respectively. At June 30, 2009 and 2008, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $20 million and $14 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. In addition, conforming residential mortgage loans sold to unrelated third parties are generally sold with

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

representation and warranty recourse provisions. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of June 30, 2009 and 2008, the Bancorp maintained a reserve related to these loans sold with the representation and warranty recourse provision of $9 million and $4 million, respectively.

Automobile Loan Securitizations

During the first quarter of 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions, recognizing gains of $15 million, offset by $26 million in losses on related hedges. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with SFAS No. 140. The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. During 2008 and the six months ended June 30, 2009, required repurchases of previously transferred automobile loans from the QSPE are immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

In each of these sales, the Bancorp obtained servicing responsibilities, but no servicing asset or liability was recorded as the market based servicing fee was considered adequate compensation. For the three months ended June 30, 2009 and 2008, the Bancorp recognized $2 million and $3 million, respectively, of servicing fees on these automobile loans. For the six months ended June 30, 2009 and 2008, the Bancorp recognized $4 million of servicing fees on these automobile loans, which is included in other noninterest income in the Condensed Consolidated Statements of Income.

As of June 30, 2009, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $54 million and residual interests totaling $110 million. As of June 30, 2008, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $65 million and residual interests totaling $173 million. These retained interests are included in available-for-sale securities on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2009, the Bancorp received cash flows of $2 million from the asset-backed securities and $17 million from the residual interests. During the six months ended June 30, 2008, the Bancorp received cash flows of $1 million from the asset-backed securities and $10 million from the residual interests. The asset-backed securities are measured at fair value using quoted market prices. The residual interests are measured at fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions, which are further discussed later in this footnote.

Commercial Loan Sales to a QSPE

During 2008, the Bancorp transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The transfers of loans to the QSPE were accounted for as sales in accordance with SFAS No. 140. The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp did not transfer any new loans to the QSPE during the six months ended June 30, 2009.

The Bancorp transferred the loans for par at origination; therefore, no gains or losses were recognized on the transfers to the QSPE for the three and six months ended June 30, 2009 and 2008. Generally, the loans transferred provide a lower yield due to their investment grade nature and, therefore, transferring these loans to the QSPE allows the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s Condensed Consolidated Financial Statements. The outstanding balance of these loans at June 30, 2009 and 2008 was $1.2 billion and $2.9 billion, respectively. As of June 30, 2009, the loans transferred had a weighted average life of 2.0 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE, and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the six months ended June 30, 2009 and 2008, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

The Bancorp monitors the credit risk associated with the underlying borrowers through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of June 30, 2009, approximately $1.1 billion of the loans in the QSPE were classified average or better; approximately $75 million were classified as watch-list or special mention; and approximately $69 million were classified as substandard. At June 30, 2009 and 2008, the Bancorp’s loss reserve related to the credit enhancement provided to the QSPE was $44 million and $20 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

During the three and six months ended June 30, 2009, the Bancorp collected $2 million and $6 million, respectively, in servicing fees from the QSPE. For the three and six months ended June 30, 2008, the Bancorp collected $200 million and $567 million, respectively, in net cash proceeds from loan transfers and $4 million and $7 million, respectively, in servicing fees from the QSPE.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of June 30, 2009 and 2008, the liquidity asset purchase agreement was $2.4 billion and $3.5 billion, respectively. As of June 30, 2009, the Bancorp held approximately $1.2 billion of asset-backed commercial paper issued by the QSPE, representing 83% of the total commercial paper issued by the QSPE. As of June 30, 2008, the Bancorp held approximately $614 million of asset-backed commercial paper issued by the QSPE, representing 20% of the total commercial paper issued by the QSPE. As of June 30, 2009 and 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE.

Servicing Assets & Residual Interests

As of June 30, 2009 and 2008, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended June 30, 2009 and 2008 were as follows:

		June 30, 2009				June 30, 2008
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.9	10.1%	9.3%	N/A	7.0	10.6%	9.1%	N/A
Servicing assets	Adjustable	1.9	24.4	8.0	N/A	4.2	21.9	11.5	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2009 and 2008, the Bancorp serviced $43.5 billion and $38.7 billion, respectively, of residential mortgage loans for other investors.

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At June 30, 2009, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
			Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Fair Value		Rate	10%	20%	Discount Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$565	4.4	20.9%	$33	62.8	10.5%	$18.9	36.6	—%	$—	—
Servicing assets	Adjustable	36	3.0	28.4	2.9	5.5	11.8	1	2	—	—	—
Automobile loans:
Residual interest	Fixed	113	1.8	26.6	1.8	3.6	11.3	2.9	5.7	2	2.1	4.2

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

Changes in the servicing asset related to residential mortgage loans for the six months ended June 30:

($ in millions)	2009	2008
Carrying amount as of the beginning of period	$752	$662
Servicing obligations that result from transfer of residential mortgage loans	207	124
Amortization	(90)	(64)

Carrying amount before valuation allowance	869	$722

Valuation allowance for servicing assets:
Beginning balance	(256)	$(49)
Servicing valuation recovery (impairment)	(19)	24

Ending balance	(275)	(25)

Carrying amount as of the end of the period	$594	$697

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the six months ended June 30:

($ in millions)	2009	2008
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2008 and 2007)	$458	$565
Fair value at end of period	565	678
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2008 and 2007)	38	50
Fair value at end of period	36	43

During the six months ended June 30, 2009 and 2008, the Bancorp recognized net gains of $57 million and $3 million, respectively, which were classified as securities gains in noninterest income, related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio. During the six months ended June 30, 2009 and 2008, the Bancorp recognized a net gain of $4 million and a net loss of $31 million, respectively, classified as mortgage banking net revenue in noninterest income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. As of June 30, 2009 and 2008, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $136 million and $76 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $6 million and $10 million, respectively. The outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $6.7 billion and $6.0 billion as of June 30, 2009 and 2008, respectively. As of June 30, 2009 and 2008, the available-for-sale securities portfolio included $569 million and $840 million, respectively, of securities related to the non-qualifying hedging strategy.

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in the unconsolidated QSPE for the six months ended June 30:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2009	2008	2009	2008	2009	2008
Commercial loans	$29,600	31,892	$142	55	$280	143
Commercial mortgage	12,600	13,394	131	150	162	53
Commercial construction loans	4,807	6,517	61	65	156	121
Commercial leases	3,531	3,647	5	1	—	—
Residential mortgage loans	11,290	10,213	243	217	185	98
Home equity loans	12,778	12,697	101	78	162	96
Automobile loans	9,214	9,079	19	14	87	61
Other consumer loans and leases	2,887	2,919	64	32	89	51

Total loans and leases managed and securitized (a)	$86,707	90,358	$766	612	$1,121	623

Less:
Automobile loans securitized	$473	717
Home equity loans securitized	267	275
Residential mortgage loans securitized	16	19
Commercial loans sold to unconsolidated QSPE	1,181	2,932
Loans held for sale	3,341	889

Total portfolio loans and leases	$81,429	85,524

(a)	Excluding securitized assets that the Bancorp continues to service, but has no other continuing involvement.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

8.	Other Assets

The following table provides the components of other assets included in the Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2009	December 31, 2008	June 30, 2008
Derivative instruments	$2,076	3,225	$990
Bank owned life insurance	1,747	1,777	1,811
Partnership investments	1,092	1,121	1,070
Accounts receivable and drafts-in-process	1,030	1,188	1,115
Investment in FTPS Holdings, LLC	524	—	—
Accrued interest receivable	429	478	484
Other real estate owned	249	231	208
Prepaid pension and other expenses	53	84	124
Deposit with IRS	—	1,007	407
Income tax receivables	—	488	—
Deferred tax asset	—	301	—
Other	256	212	159

Total	$7,456	10,112	$6,368

The Bancorp incorporates the utilization of derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers. For further information on derivative instruments, see Note 9.

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. Therefore, the Bancorp’s BOLI policies are intended to be long-term investments to provide funding for future payment of long-term liabilities. The Bancorp records these BOLI policies within other assets in the Condensed Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recognized in other noninterest income in the Condensed Consolidated Statements of Income.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During 2008 and the first half of 2009, the value of the investments underlying one of the Bancorp’s BOLI policies continued to decline due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the cash surrender value to decline further beyond the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Bancorp recorded a recovery of $2 million and charges totaling $9 million during the three and six months ended June 30, 2009, respectively, and charges totalling $2 million and $154 million during the three and six months ended June 30, 2008, respectively, to reflect declines in the policy’s cash surrender value. The cash surrender value of this BOLI policy was $238 million at June 30, 2009, $291 million at December 31, 2008 and $350 million at June 30, 2008.

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

Fifth Third Community Development Corporation (CDC), a wholly owned subsidiary of the Bancorp, was created to invest in Low Income Housing, Historic Rehabilitation and New Market Tax Credit projects that support community revitalization and the creation of affordable housing. CDC generally co-invests with other unrelated companies and/or individuals. CDC typically makes investments in a separate legal entity that owns the property under development. The entities are usually limited partnerships, and CDC serves as a limited partner. The developers are the general partners that oversee the day-to-day operations of the entity. The Bancorp has determined that these entities are VIEs and the Bancorp’s investments represent variable interests. The Bancorp has also determined it is not the primary beneficiary of the VIEs because the general partners are more closely associated to the VIEs and will absorb the majority of the VIEs’ expected losses. Therefore, the Bancorp accounts for these investments using the equity method. These investments, including the unfunded commitment amounts, had carrying values of $1.0 billion as of June 30, 2009 and December 31, 2008 and $969 million as of June 30, 2008. At June 30, 2009, December 31, 2008 and June 30, 2008, the liability related to the unfunded commitments was included in other liabilities in the Condensed Consolidated Balance Sheets and was $211 million, $302 million and $321 million, respectively. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments.

The Bancorp sold an approximate 51% interest in its processing business to Advent International during the second quarter of 2009. The resulting new company was named FTPS Holdings, LLC. The Bancorp’s remaining approximate 49% ownership in FTPS Holdings, LLC is accounted for under the equity method of accounting. For further information on the sale of the Bancorp’s processing business, see Note 19.

9.	Derivative Financial Instruments

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps) for the benefit of commercial customers. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Bancorp minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. For the three and six months ended June 30, 2009, valuation adjustments related to the credit risk associated with certain counterparties of customer accommodation derivative contracts impacted their fair value by a $7 million benefit and a $2 million charge, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. As of June 30, 2009, December 31, 2008, and June 30, 2008, the Bancorp’s derivative liabilities consisted primarily of liabilities with counterparties that require collateral to be maintained to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three and six months ended June 30, 2009 and 2008, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value for interest rate contracts and the related hedged items included in the Condensed Consolidated Statements of Income:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Condensed Consolidated Statements of Income Caption	2009	2008	2009	2008
Interest rate contracts:
Change in fair value on interest rate swaps—derivative	Interest on long-term debt	$(337)	(214)	$(453)	(8)
Change in fair value on long-term debt—hedged item	Interest on long-term debt	339	216	448	10
Change in fair value on interest rate swaps hedging time deposits	Interest on deposits	2	—	6	—
Change in fair value on time deposits—hedged item	Interest on deposits	(2)	—	(6)	—

The following table reflects the notional amount and fair value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate swaps related to debt	$5,155	369	5,430	823	3,705	78

Total included in other assets		369		823		78

Interest rate contracts included in other liabilities:
Interest rate swaps related to time deposits	$1,575	12	1,575	19	—	—
Interest rate swaps related to debt	—	—	—	—	1,725	39

Total included in other liabilities		12		19	1,725	39

During 2006, the Bancorp terminated certain interest rate swaps designated as fair value hedges. In accordance with SFAS No. 133, an amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. For the three and six months ended June 30, 2009, amortization of net deferred losses on these terminated fair value hedges was immaterial to the Bancorp’s Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2008, $2 million and $5 million in net deferred losses, net of tax, on the terminated fair value hedges was amortized into interest expense, respectively.

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2009, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. For the three and six month periods ended June 30, 2009 and 2008, ineffectiveness on cash flow hedges was immaterial to the Bancorp’s Condensed Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings.

Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively. As of June 30, 2009, $95 million of deferred gains, net of tax, on cash flow hedges are recorded in accumulated other comprehensive income. As of June 30, 2009, $61 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the six months ended June 30, 2009 and 2008, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income relating to derivative instruments designated as cash flow hedges:

	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI into net interest income		Amount of ineffectiveness recognized in other noninterest income
($ in millions)	2009	2008	2009	2008	2009	2008
For the three months ended June 30:
Interest rate contracts	$42	(42)	12	5	—	(1)

For the six months ended June 30:
Interest rate contracts	33	8	22	(6)	(1)	—

The following table reflects the notional amount and fair value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate floors related to commercial loans	$1,500	171	1,500	216	1,500	104
Interest rate swaps related to commercial loans	3,000	21	—	—	—	—
Interest rate caps related to debt	1,250	5	1,750	1	1,750	14

Total included in other assets		197		217		118

Interest rate contracts included in other liabilities:
Interest rate swaps related to commercial loans	$—	—	3,000	22	—	—

Total included in other liabilities		—		22		—

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes

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

Additionally, the Bancorp occasionally may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate and prepayment volatility. The gains and losses on these derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income.

In conjunction with the Processing Business Sale in the second quarter of 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. Refer to Note 19 for further discussion regarding the Processing Business Sale and the Bancorp’s methodology for the valuation of these warrants and put options.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management are summarized in the following table:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Condensed Consolidated Statements of Income Caption	2009	2008	2009	2008
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$—	—	$—	(8)
Forward contracts related residential mortgage loans held for sale	Mortgage banking net revenue	74	7	54	11
Derivative instruments related to MSR portfolio	Mortgage banking net revenue	(66)	(84)	4	(31)
Derivative instruments related to interest rate risk	Other noninterest income	—	(1)	1	(1)
Foreign exchange contracts:
Foreign exchange contracts	Other noninterest income	(10)	(1)	(6)	3

The following table reflects the notional amount and fair value of free-standing derivatives used for risk management and other business purposes included in the Condensed Consolidated Balance Sheets:

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Derivative instruments related to MSR portfolio	$6,127	136	6,028	218	4,947	76
Derivative instruments related to held for sale mortgages	5,412	65	1,830	6	638	6
Derivative instruments related to interest rate risk	345	5	446	5	528	6
Foreign exchange contracts included in other assets:
Foreign exchange contracts	—	—	40	1	179	4
Equity contracts included in other assets:
Warrants associated with Processing Business Sale	127	62	—	—	—	—

Total included in other assets		268		230		92

Interest rate contracts included in other liabilities:
Derivative instruments related to MSR portfolio	$600	6	2,505	77	1,038	10
Derivative instruments related to held for sale mortgages	3,115	35	3,987	42	335	2
Derivative instruments related to interest rate risk	289	4	440	4	549	8
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts	—	—	136	2	10	—
Equity contracts included in other liabilities:
Put options associated with Processing Business Sale	560	14	—	—	—	—

Total included in other liabilities		59		125		20

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2009, December 31, 2008 and June 30, 2008, the total notional amount of the risk participation agreements was approximately $930 million, $1.0 billion and $1.0 billion, respectively, and the fair value for each period was a liability of $2 million, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of June 30, 2009,

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

approximately $678 million in notional amount of the risk participation agreements were classified average or better; approximately $241 million were classified as watch-list or special mention; and approximately $11 million were classified as substandard. As of June 30, 2009, December 31, 2008 and June 30, 2008, the risk participation agreements had an average life of approximately 2.5 years, 3.3 years, and 3.4 years, respectively.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Condensed Consolidated Statements of Income Caption	2009	2008	2009	2008
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$5	12	$13	31
Interest rate contracts for customers (credit losses)	Other noninterest expense	(8)	—	(15)	—
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	5	—	(4)	—
Interest rate lock commitments	Mortgage banking net revenue	(15)	(4)	51	2
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	1	4	1
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	1	—	—	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	21	26	43	50
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	1	—	2	—

The following table reflects the notional amount and fair value of free-standing derivatives used for customer accommodation included in the Condensed Consolidated Balance Sheets:

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate contracts for customers	$15,477	840	15,425	1,228	14,477	422
Interest rate lock commitments	1,228	8	3,120	24	582	5
Commodity contracts included in other assets:
Commodity contracts for customers	446	114	485	167	222	39
Foreign exchange contracts included in other assets:
Foreign exchange contracts for customers	6,669	279	6,807	534	7,913	233
Equity contracts included in other assets:
Derivative instruments related to equity-linked CD	57	1	57	2	57	3

Total included in other assets		1,242		1,955		702

Interest rate contracts included in other liabilities:
Interest rate contracts for customers	$16,280	871	16,306	1,257	15,255	423
Interest rate lock commitments	1,241	9	672	2	217	2
Commodity contracts included in other liabilities:
Commodity contracts for customers	442	105	464	156	222	39
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts for customers	5,568	222	6,360	478	6,504	202
Equity contracts included in other liabilities:
Derivative instruments related to equity-linked CD	57	1	57	2	57	3

Total included in other liabilities		1,208		1,895		669

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. A summary of significant commitments at June 30 follows:

($ in millions)	2009	2008
Commitments to extend credit	$44,993	51,396
Forward contracts to sell mortgage loans	8,527	973
Letters of credit (including standby letters of credit)	7,933	9,042
Noncancelable lease obligations	914	845
Purchase obligations	68	91
Capital expenditures	42	85

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2009 and 2008, the Bancorp had a reserve for unfunded commitments totaling $239 million and $115 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $8.5 billion and $1.0 billion as of June 30, 2009 and 2008, respectively.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At June 30, 2009, approximately $2.7 billion of letters of credit expire within one year (including $44 million issued on behalf of commercial customers to facilitate trade payments in dollars and foreign currencies), $5.0 billion expire between one and five years and $0.2 billion expire thereafter. Standby letters of credit are considered guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). At June 30, 2009 and 2008, the reserve related to these standby letters of credit was $6 million and $1 million, respectively. Approximately 62% and 70% of the total standby letters of credit were secured as of June 30, 2009 and 2008, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The Bancorp monitors the credit risk associated with the standby letters of credit using the same dual risk rating system utilized for estimating probabilities of default within its loan and lease portfolio. Under this risk rating as of June 30, 2009, approximately $6.4 billion of the standby letters of credit were classified as average or better; approximately $1.2 billion were classified as watch-list or special mention; and approximately $322 million were classified as substandard.

At June 30, 2009, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2009, Fifth Third Securities, Inc. (FTS) acts as the remarketing agent to issuers on approximately $3.9 billion of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to approximately $1.4 billion in VRDNs remarketed by third parties at June 30, 2009. These letters of credit are included in the total letters of credit balance provided in the previous table. At June 30, 2009, FTS held $198 million of these VRDN’s in its portfolio and classified them as trading securities. The Bancorp purchased $772 million of the VRDNs from the market, through FTS, and held them in its trading securities portfolio at June 30, 2009. For the VRDNs remarketed by third parties, in some cases, the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon approximately $409 million of letters of credit issued by the Bancorp. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets at June 30, 2009.

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

Contingent Liabilities

The Bancorp, through its electronic payment processing division, processes VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumes certain contingent liabilities relating to these transactions which typically arise from billing disputes between the merchant and cardholder that are ultimately resolved in the cardholder’s favor. In such cases, these transactions are “charged-back” to the merchant and disputed amounts are refunded to the cardholder. If the Bancorp is unable to collect these amounts from the merchant, it will bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks is relatively low, as most products or services are delivered when purchased and credits are issued on returned items. For the six months ended June 30, 2009 and 2008, the Bancorp processed approximately $57 million and $71 million, respectively, of chargebacks presented by issuing banks, resulting in no material losses to the Bancorp. The Bancorp accrues for probable losses based on historical experience and did not carry a loss reserve related to such chargebacks at June 30, 2009 and 2008.

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp's maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp's total outstanding reinsurance coverage, which was $182 million at June 30, 2009. As of June 30, 2009, the Bancorp maintained a reserve of approximately $30 million related to exposures within the reinsurance portfolio, compared to a reserve of $19 million as of March 31, 2009. The increase in the reserve was due to an increase in expected loss rates on the current portfolio. No reserve was deemed necessary as of June 30, 2008. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance.

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 11 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Through June 30, 2009 and 2008, the Bancorp had transferred, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of these loans at June 30, 2009 and 2008 was $1.2 billion and $2.9 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, bankruptcy preferences initiated against underlying borrowers, ineligible loans transferred by the Bancorp to the QSPE, and the inability of the QSPE to issue commercial paper. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of purchases of commercial paper, a line of credit to the QSPE and the repurchase of assets from the QSPE. As of June 30, 2009 and 2008, the liquidity asset purchase agreement was $2.4 billion and $3.5 billion, respectively. Beginning in 2008 and continuing through the second quarter of 2009, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp continued to provide liquidity support to the QSPE during 2009 through purchases of commercial paper. As of June 30, 2009, the Bancorp held approximately $1.2 billion of asset-backed commercial paper issued by the QSPE, representing 83% of the total commercial paper issued by the QSPE. As of June 30, 2008, the Bancorp held approximately $614 million of asset-backed commercial paper issued by the QSPE, representing 20% of the total commercial paper issued by the QSPE.

As of June 30, 2009 and 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. At June 30, 2009 and 2008, the Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $44 million and $20 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio. For further information on the QSPE, see Note 7.

At June 30, 2009 and 2008, the Bancorp had provided credit recourse on residential mortgage loans sold to unrelated third parties of approximately $1.2 billion and $1.4 billion, respectively. In the event of any customer default, pursuant to the credit recourse

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The Bancorp maintained an estimated credit loss reserve of approximately $20 million and $14 million relating to these residential mortgage loans sold at June 30, 2009 and 2008, respectively, recorded in other liabilities on the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of June 30, 2009 was $7 million compared to $24 million as of June 30, 2008. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion as of June 30, 2009 and June 30, 2008.

The Bancorp, as a member bank of Visa prior to Visa’s completion of their IPO on March 19, 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize the fair value of the indemnification obligation in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, the Bancorp recorded an indemnification liability under FIN 45 of $3 million in 2007. Additionally during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements, and during 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of June 30, 2009, the Bancorp has recorded its proportional share of $169 million of the Visa escrow account net against the current Visa litigation reserve of $243 million. Refer to Note 20 for further information regarding the Bancorp’s net litigation reserve and ownership interests in Visa.

11.	Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 10. Accordingly, in the third and fourth quarters of 2007, the Bancorp recorded a contingent liability included in the $172 million litigation reserve. During 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with Visa’s IPO, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements. As of June 30, 2009, the Bancorp has recorded its proportional share of $169 million of the Visa escrow accounts net against the current Visa litigation reserve of $243 million to account for its potential exposure in this and related litigation. Refer to Note 20 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

Several putative class action complaints have been filed against the Bancorp in various federal and state courts. The federal cases were consolidated by the Judicial Panel on Multidistrict Litigation and are now known as “In Re TJX Security Breach Litigation.” The state court actions have been removed to federal court and have been consolidated into that same case. The complaints relate to the alleged intrusion of The TJX Companies, Inc.’s (TJX) computer system and the potential theft of their customers’ non-public information and alleged violations of the Gramm-Leach-Bliley Act. Some of the complaints were filed by consumers and seek unquantified damages on behalf of putative classes of persons who transacted business at any one of TJX’s stores during the period of the alleged intrusion. Another was filed by financial institutions and seeks unquantified damages on behalf of other similarly situated entities that suffered losses in relation to the alleged intrusion. All claims against the Bancorp in this matter have now been dismissed.

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

In 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated, and are currently pending in the United States District Court for the Southern District of Ohio. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the SEC regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities, or acquired the Bancorp’s securities pursuant to the First Charter Corporation Acquisition. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA have also been consolidated. These cases remain in the early stages of litigation. The impact of the final disposition of these lawsuits cannot be assessed at this time.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

12.	Income Taxes

At June 30, 2009, December 31, 2008 and June 30, 2008, the Bancorp had unrecognized tax benefits of $82 million, $959 million, and $961 million, respectively. Those balances included $80 million, $83 million and $83 million of tax positions at June 30, 2009, December 31, 2008 and June 30, 2008, respectively, that, if recognized, would impact the effective tax rate and $1 million at December 31, 2008 and June 30, 2008 that would impact goodwill. The remaining $2 million, $875 million and $877 million is related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deductions. Substantially all of the reduction of uncertain tax positions as of June 30, 2009, related to the settlement of certain leasing items with the IRS.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At June 30, 2009, the Bancorp had an accrued interest liability of $11 million, net of the related tax benefits. At December 31, 2008 and June 30, 2008, the Bancorp had an accrued interest liability of $210 million, net of the related tax benefits. No material liabilities were recorded for penalties. Substantially all of the reduction of accrued interest related to the settlement of certain leasing items with the IRS.

The Bancorp had filed suit in the United States District Court for the Southern District of Ohio in a dispute with the IRS concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The IRS had also proposed adjustments for subsequent tax years. The proposed adjustments related to the Bancorp’s portfolio of leveraged leases, with both domestic and foreign municipalities. During the first quarter of 2009, the Bancorp settled this dispute by entering into a closing agreement with the IRS to settle all of its leveraged leases for all open years. This settlement favorably impacted tax expense for the six months ended June 30, 2009 by $55 million.

As of December 31, 2008, a deposit of approximately $1.0 billion was held with the IRS for taxes associated with the leveraged lease portfolio. In connection with the settlement, the Bancorp requested that approximately $750 million be applied against outstanding tax and interest with the remaining $250 million to be returned to the Bancorp. This $250 million was received in April of 2009.

Additionally, during the first quarter of 2009, the Bancorp decided to surrender one of its BOLI policies. As a result of this decision, the Bancorp was required to establish a deferred tax asset relating to this investment. This decision favorably impacted tax expense for the six months ended June 30, 2009 by $106 million.

Deferred income taxes are included as a component of other assets and accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Bancorp determined that a valuation allowance was not needed against the deferred tax asset as of December 31, 2008 as the Bancorp considered the positive and negative evidence and based upon that evidence believed it was more likely than not that the deferred tax asset will be recognized. This is based upon the fact that there is sufficient taxable income in the carryback period to absorb a significant portion of the deferred tax assets. The remaining deferred tax assets will be absorbed by future reversals of existing taxable temporary differences. A valuation allowance was not necessary at June 30, 2009 as the Bancorp was in a net deferred tax liability position.

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

13. Retirement and Benefit Plans

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

The following table summarizes the components of net periodic pension cost:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2009	2008	2009	2008
Service cost	$—	—	$—	—
Interest cost	3	3	7	7
Expected return on assets	(3)	(5)	(6)	(10)
Amortization of actuarial loss	4	2	8	4
Amortization of net prior service cost	—	—	—	—
Settlement	—	—	—	—

Net periodic pension cost	$4	—	$9	1

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14.	Accumulated Other Comprehensive Income

The reclassification adjustments, related tax effects allocated to other comprehensive income and accumulated other comprehensive income for the six months ended June 30, 2009 and 2008 were as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2009
Unrealized holding gains on available-for-sale securities arising during period	$144	(50)	94
Reclassification adjustment for net gains included in net income	(43)	15	(28)
Reclassification adjustment related to prior OTTI charges (a)	(37)	13	(24)

Net unrealized gains on available-for-sale securities	64	(22)	42	$115	42	157

Unrealized holding gains on cash flow hedge derivatives	33	(12)	21
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(22)	8	(14)

Net unrealized gains on cash flow hedge derivatives	11	(4)	7	88	7	95

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial gain	8	(3)	5

Defined benefit plans, net	8	(3)	5	(105)	5	(100)

Total	$83	(29)	54	$98	54	152

2008
Unrealized holding losses on available-for-sale securities arising during period	$(42)	10	(32)
Reclassification adjustment for net gains included in net income	(17)	11	(6)

Net unrealized losses on available-for-sale securities	(59)	21	(38)	$(94)	(38)	(132)

Unrealized holding gains on cash flow hedge derivatives	8	(3)	5
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	6	(2)	4

Net unrealized gains on cash flow hedge derivatives	14	(5)	9	25	9	34

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial gain	4	(1)	3

Defined benefit plans, net	4	(1)	3	(57)	3	(54)

Total	($41)	15	(26)	($126)	(26)	(152)

(a)	See Note 2 for a description of the Bancorp’s reclassification adjustment for OTTI charges.

15. Common and Preferred Stock

The following is a summary of the share activity within common and preferred stock for the six months ended June 30, 2009 and 2008:

	Common Stock		Preferred Stock
($ and shares in millions)	Value	Shares	Value	Shares (a)
Shares at December 31, 2008	$1,295	583	4,241	—
Issuance of common stock	351	158	—	—
Accretion from dividends on preferred shares, Series F	—	—	21	—
Exchange of preferred shares, Series G	133	60	(674)	—

Shares at June 30, 2009	$1,779	801	$3,588	—

Shares at December 31, 2007	$1,295	583	$9	—
Issuance of preferred shares, Series G	—	—	1,073	—

Shares at June 30, 2008	$1,295	583	$1,082	—

(a)	At June 30, 2009, there were 16,451 shares of Series G preferred stock and 136,320 shares of Series F preferred stock. There were 7,250 shares of Series D preferred stock, 2,000 shares of Series E preferred stock and 44,300 shares of Series G preferred stock at June 30, 2008.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In the second quarter of 2008, the Bancorp issued its 8.5% non-cumulative Series G convertible preferred stock. The depository shares represented 46,000 shares of the convertible preferred stock and had a liquidation preference of $25,000 per share. The Series G preferred stock is convertible at any time, at the option of the shareholder, into 2,159.8272 shares of common stock, representing a conversion price of approximately $11.575 per share of common stock.

On June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. The Bancorp issued approximately 60 million shares of common stock and paid $230 million in cash in exchange for 7 million depositary shares. Overall, $696 million in liquidation amount of the Bancorp’s depositary shares were validly tendered, not withdrawn and exchanged, which represented 63% of the aggregate liquidation amount of its depositary shares. An aggregate of 7 million depositary shares representing 27,849 shares of Series G preferred stock were retired upon receipt. At the time of exchange, the Bancorp recognized an increase to retained earnings and net income available to common shareholders of $35 million, calculated as the difference between the carrying amount of the Series G preferred stock exchanged and the sum of the fair value of the common stock plus cash delivered. After settlement of the exchange offer and as of June 30, 2009, 4,112,750 depositary shares representing 16,451 shares of Series G preferred stock remained outstanding. As a result of this exchange, the Bancorp increased its common equity by $441 million.

On June 4, 2009, the Bancorp announced the successful completion of a $1 billion at-the-market offering of its common shares. Through this offering, the Bancorp issued approximately 158 million shares at an average price of $6.33.

16.	Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2009			2008
For the three months ended June 30: (in millions, except per share data)	Income	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Earnings per share:
Net income (loss)	$882			($202)
Dividends on preferred stock (a)	26			—

Net income (loss) available to common shareholders	$856	630	$1.35	($202)	540	($0.37)

Earnings per diluted share:
Net income (loss) available to common shareholders	$856	630	$1.35	($202)	540	($0.37)
Effect of dilutive securities:
Stock based awards		1	—		—	—
Convertible preferred stock (b)(c)	(27)	87	(0.20)	—	—	—

Net income (loss) available to common shareholders plus assumed conversions	$829	718	$1.15	($202)	540	($0.37)

(a)	Dividends on preferred stock were $.185 million for the three months ended June 30, 2008.
(b)	The additive effect to income from dividends on convertible preferred stock for the three months ended June 30, 2009 included preferred dividends of $9 million for Series G preferred shares, offset by a $35 million reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.
(c)	The additive effect to income from dividends on convertible preferred stock was $.145 million for the three months ended June 30, 2008. The average share dilutive effect from convertible preferred stock was .308 million shares for the three months ended June 30, 2008.

	2009			2008
For the six months ended June 30: (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$932			84
Dividends on preferred stock (a)	103			—

Net income available to common shareholders	$829	601	$1.37	$84	534	$0.16

Earnings per diluted share:
Net income available to common shareholders	$829	601	$1.37	$84	534	$0.16
Effect of dilutive securities:
Stock based awards		1	—		2	—
Convertible preferred stock (b)(c)	(3)	92	(0.19)	—	7	—

Net income available to common shareholders plus assumed conversions	$826	694	$1.18	$84	543	$0.16

(a)	Dividends on preferred stock were $.370 million for the six months ended June 30, 2008.
(b)	The additive effect to income from dividends on convertible preferred stock for the six months ended June 30, 2009 included preferred dividends of $32 million for Series G preferred shares, offset by a $35 million reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.
(c)	The additive effect to income from dividends on convertible preferred stock was $.290 million for the six months ended June 30, 2008.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Options to purchase 49 million shares outstanding during the three months ended June 30, 2009 were not included in the computation of net income per diluted share as the effect would have been anti-dilutive. Due to the net loss for the three months ended June 30, 2008, the diluted earnings per share calculation excludes all common stock equivalents, including 45 million options and stock appreciation rights and 6 million shares of unvested restricted stock, as their inclusion would have been anti-dilutive to earnings per share.

Options to purchase 47 million and 44 million shares outstanding during the six months ended June 30, 2009 and 2008 were not included in the computation of net income per diluted share. The outstanding shares consist of options and stock appreciation rights that had not yet been exercised, and unvested restricted stock. The options and stock appreciation rights are excluded from the computation of net income per diluted shares because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

At June 30, 2009, there were 44 million shares under warrants related to the Bancorp’s Series F preferred stock from the Capital Purchase Plan (CPP) that were not included in the computation of net income per diluted share as their inclusion would have been anti-dilutive to earnings per share because the exercise price of the shares was greater than the average market price of the common shares. The warrants have an initial exercise price of $11.72 per share.

The Bancorp calculates earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. For purposes of calculating earnings per share under the two-class method, restricted shares that contain nonforfeitable rights to dividends are considered participating securities until vested. While the dividends declared per share on such restricted shares are the same as dividends declared per common share outstanding, the dividends recognized on such restricted shares may be less because dividends paid on restricted shares that are expected to be forfeited are reclassified to compensation expense during the period when forfeiture is expected.

On June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares of its Series G convertible preferred stock. Based upon the difference in the carrying value of the Series G preferred shares and the fair value of the common shares and cash issued, the Bancorp recognized an increase to net income available to common shareholders of $35 million. This difference was excluded from dilutive earnings when calculating earnings per diluted share. As a result of this exchange, the Bancorp issued approximately 60 million common shares, which are included in the earnings per share calculation for the three and six months ended June 30, 2009. For purposes of calculating earnings per diluted share, prior to the exchange, the Series G preferred stock would have increased diluted shares by a total of 96 million. The exchange of the Series G preferred shares reduced the dilutive impact to 87 million and 92 million shares for the three and six months ended June 30, 2009, respectively.

17.	Fair Value Measurements

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including financial instruments in which the Bancorp has elected the fair value option in accordance with SFAS No. 159.

	Fair Value Measurements Using
As of June 30, 2009 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities: (a)
U.S. Treasury and Government agencies	$357	—	—		$357
U.S. Government sponsored agencies	—	1,744	—		1,744
Obligations of states and political subdivisions	—	302	—		302
Agency mortgage-backed securities	—	9,346	—		9,346
Residual interests in securitizations	—	—	162	(f)	162
Other bonds, notes and debentures	—	2,878	—		2,878
Other securities (a)	426	8	—		434

Available-for-sale securities (a)	$783	14,278	162		$15,223
Trading Securities
Obligations of states and political subdivisions	$—	481	—		$481
Agency mortgage-backed securities	—	14	—		14
Other bonds, notes and debentures	—	811	—		811
Other securities	41	7	—		48

Trading securities	$41	1,313	—		$1,354
Loans held for sale (b)	$—	2,638	—		$2,638
Residential mortgage loans (c)	—	—	14		14
Other assets (d)	65	1,935	76		2,076

Total assets	$889	20,164	252		$21,305

Liabilities:
Other liabilities (e)	$36	1,221	26		$1,283

Total liabilities	$36	1,221	26		$1,283

	Fair Value Measurements Using
As of December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities (a)	$634	11,151	146	(f)	$11,931
Trading securities	1	1,190	—		1,191
Loans held for sale (b)	—	881	—		881
Residential mortgage loans (c)	—	—	7		7
Other assets (d)	6	3,189	30		3,225

Total assets	$641	16,411	183		$17,235

Liabilities:
Other liabilities (e)	$30	2,013	6		$2,049

Total liabilities	$30	2,013	6		$2,049

	Fair Value Measurements Using
As of June 30, 2008 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities (a)	$507	11,297	173	(f)	$11,977
Trading securities	1	240	—		241
Loans held for sale (b)	—	761	—		761
Other assets (d)	6	976	8		990

Total assets	$514	13,274	181		$13,969

Liabilities:
Other liabilities (e)	$7	712	15		$734

Total liabilities	$7	712	15		$734

(a)	Excludes FHLB and FRB restricted stock totaling $551 million and $287 million, respectively, at June 30, 2009, $545 million and $252 million, respectively, at December 31, 2008 and $533 million and $208 million, respectively, at June 30, 2008, which are carried at par.
(b)	Includes residential mortgage loans held for sale.
(c)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(d)	Includes derivatives with a positive fair value.
(e)	Includes derivatives with a negative fair value and short positions.
(f)	See Note 7 for a sensitivity analysis on these level 3 assets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, asset-backed securities and VRDNs. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 consist primarily of residual interests in securitizations of automobile loans. These residual interests are valued using discounted cash flow models that integrate significant unobservable inputs, including discount rates, prepayment speeds, and loss rates which are estimated based on actual performance of similar loans transferred in previous securitizations. Refer to Note 7 for further information on residual interests.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters. The majority of the Bancorp's derivative positions are valued utilizing models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2009, derivatives classified as Level 3 consisted primarily of warrants and put options associated with the Processing Business Sale, which are valued using an option-pricing model containing unobservable inputs. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The net fair value of the interest rate lock commitments at June 30, 2009 was a liability of $1 million. At June 30, 2009, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of approximately $18 million and $32 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of approximately $23 million and $49 million, respectively, at June 30, 2009. The decrease in fair value of interest rate lock commitments at June 30, 2009 due to immediate 10% and 20% adverse changes in the assumed loan closing rates was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended June 30, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$154	11	36	$201
Total gains or losses (realized/unrealized):
Included in earnings	2	(1)	(16)	(15)
Included in other comprehensive income	1	—	—	1
Purchases, sales, issuances and settlements, net	5	—	30	35
Transfers in and/or out of Level 3 (b)	—	4	—	4

Ending balance	$162	14	50	$226

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 (c)	$2	(1)	3	$4

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

For the three months ended June 30, 2008 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$176	—	4	$180
Total gains or losses (realized/unrealized):
Included in earnings	2	—	(11)	(9)
Included in other comprehensive income	3	—	—	3
Purchases, sales, issuances and settlements, net	(8)	—	—	(8)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$173	—	(7)	$166

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (c)	$2	—	(5)	($3)

(a)	Net derivatives include derivative assets and liabilities of $76 million and $26 million, respectively, at June 30, 2009, and derivative assets and liabilities of $8 million and $15 million, respectively, at June 30, 2008.
(b)	Includes residential mortgage loans transferred from held for sale to held for investment.
(c)	Includes interest income and expense.

For the six months ended June 30, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$146	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	4	(2)	52	54
Included in other comprehensive income	2	—	—	2
Purchases, sales, issuances and settlements, net	10	(1)	(26)	(17)
Transfers in and/or out of Level 3 (b)	—	10	—	10

Ending balance	$162	14	50	$226

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 (c)	$4	(1)	4	$7

For the six months ended June 30, 2008 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$10	—	(4)	$6
Total gains or losses (realized/unrealized):
Included in earnings	2	—	(11)	(9)
Included in other comprehensive income	2	—	—	2
Purchases, sales, issuances and settlements, net	159	—	8	167
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$173	—	(7)	$166

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (c)	$2	—	—	$2

(a)	Net derivatives include derivative assets and liabilities of $76 million and $26 million, respectively, at June 30, 2009, and derivative assets and liabilities of $8 million and $15 million, respectively, at June 30, 2008.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for the three and six months ended June 30, 2009 and 2008 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Interest income	$4	2	$7	$3
Corporate banking revenue	—	—	1	(5)
Mortgage banking net revenue	(16)	(4)	49	2
Other noninterest income	(1)	(6)	—	(7)
Securities losses, net	(2)	(1)	(3)	(2)

Total gains	($15)	(9)	$54	($9)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The total gains and losses included in earnings for the three and six months ended June 30, 2009 and 2008 attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2009 and 2008 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30		For the six months ended June 30
As of June 30, 2009 ($ in millions)	2009	2008	2009	2008
Interest income	$4	2	$7	$3
Corporate banking revenue	—	—	1	—
Mortgage banking net revenue	(2)	3	(2)	8
Other noninterest income	4	(7)	4	(7)
Securities losses, net	(2)	(1)	(3)	(2)

Total gains	$4	(3)	$7	$2

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

	Fair Value Measurements Using				Total Gains (Losses)
As of June 30, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Loans held for sale	$—	—	29	$29	($7)	$(10)
Commercial loans	—	—	175	175	(130)	(252)
Commercial mortgage loans	—	—	169	169	(62)	(124)
Commercial construction loans	—	—	205	205	(97)	(180)
Servicing rights	—	—	305	305	50	(19)
Other real estate owned property	—	—	120	120	(45)	(97)
Investment in FTPS Holdings, LLC	—	524	—	524	—	—

Total	$—	524	1,003	$1,527	$(291)	$(682)

	Fair Value Measurements Using				Total Losses
($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Commercial loans	$—	—	213	$213	$(86)	$(137)
Commercial mortgage loans	—	—	133	133	(36)	(67)
Commercial construction loans	—	—	256	256	(60)	(121)

Total	$—	—	602	$602	$(182)	$(325)

During the fourth quarter of 2008, the Bancorp transferred certain commercial, commercial mortgage and commercial construction loans from the portfolio to loans held for sale. The Bancorp recognized losses from fair value adjustments of approximately $7 million on these commercial loans during the three months ended June 30, 2009. The fair value of the loans was based on appraisals of the underlying collateral value. Therefore, these loans were classified within Level 3 of the valuation hierarchy.

During the second quarter of 2009 and 2008, the Bancorp recorded nonrecurring adjustments to certain collateral-dependent commercial, commercial mortgage and commercial construction loans measured for impairment in accordance with SFAS No. 114. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the second quarter of 2009 and 2008, the Bancorp recognized temporary impairment recoveries of $50 million and $80 million in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of June 30, 2009 and 2008, respectively. MSRs do not currently trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 7 for further information on the Bancorp’s MSRs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the second quarter of 2009, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) and measured at the lower of carrying amount or fair value, less costs to sell, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous table reflects the fair value measurements of the properties before deducting the estimated costs to sell.

On June 30, 2009, the Bancorp recorded an investment in FTPS Holdings, LLC related to its retained noncontrolling interest from the Processing Business Sale. The investment’s fair value was based on the Bancorp’s proportional share of the LLC’s equity capital and was measured using observable data directly from the sales transaction with Advent. Therefore, this investment was classified within Level 2 of the valuation hierarchy. In subsequent periods, the investment in FTPS Holdings, LLC will be recorded under the equity method of accounting.

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

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value in accordance with SFAS No. 159. Residential loans with a fair value of $10 million at June 30, 2009, including fair value losses of $1 million, were transferred to the Bancorp’s portfolio during the six months ended June 30, 2009, respectively. There were no residential mortgage loans measured at fair value that were transferred to the portfolio during the first or second quarter of 2008.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $56 million and $66 million, respectively for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008 fair value changes included in earnings for instruments for which the fair value option was elected included losses of $13 million and a gain of $9 million, respectively in the Bancorp’s Condensed Consolidated Financial Statements. These gains and losses are reported as mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans reclassified from held for sale to held for investment were $1 million for the three and six months ended June 30, 2009. Instrument-specific credit risk for residential mortgage loans held for sale measured at fair value are immaterial to the Bancorp’s Condensed Consolidated Financial Statements due to the short time period between the origination and sale of the loans. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
As of June 30, 2009
Residential mortgage loans measured at fair value	$2,652	2,609	$43
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	—	—

As of December 31, 2008
Residential mortgage loans measured at fair value	$888	848	$40
Past due loans of 90 days or more	2	3	(1)
Nonaccrual loans	—	—	—

As of June 30, 2008
Residential mortgage loans measured at fair value	$761	751	$10
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value of Certain Financial Instruments

The following table summarizes carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis at June 30, 2009:

($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,899	2,899
Other securities	838	838
Held-to-maturity securities	357	357
Other short-term investments	513	513
Loans held for sale	703	703
Portfolio loans and leases, net	77,930	71,421

Financial liabilities:
Deposits	80,820	81,203
Federal funds purchased	435	435
Other short-term borrowings	6,802	6,802
Long-term debt	10,102	8,240

Short-term financial assets, other securities, other time deposits, certificates of deposit $100,000 and over and other short-term borrowings

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

Loans held for sale

Fair values for commercial loans held for sale were valued based on executable broker quotes when available, or on the fair value of the underlying collateral. Based upon the timing of the transfer of the commercial loans to held for sale, current carrying values approximate fair value as of June 30, 2009. Fair values for other consumer loans held for sale are based on contractual values upon which the loans may be sold to a third party, and approximate their carrying value as of June 30, 2009.

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

18.	Business Segments

The Bancorp reports on five business segments: Commercial Banking, Branch Banking, Consumer Lending, Processing Solutions and Investment Advisors.

Fifth Third Processing Solutions provides electronic funds transfer, debit, credit and merchant transaction processing, operates the Jeanie® ATM network and provides other data processing services to affiliated and unaffiliated customers. On June 30, 2009, the Bancorp completed the Processing Business Sale, which represents the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing businesses, which make up a significant portion of the Processing Solutions segment. As a result of this transaction, on June 30, 2009, the Bancorp deconsolidated its remaining interest in the merchant acquiring and financial institution processing business. The income statement below reflects the results of operations for this business for the three and six months ended June 30, 2009 and 2008. The Bancorp has retained its retail credit card and commercial multi-card service business, which in future reporting periods will be included in Consumer Lending and Commercial Banking business segments, respectively.

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

Results of operations and selected financial information by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended June 30, 2009:
Net interest income (a)	$339	395	130	4	39	(71)	—		836
Provision for loan and lease losses	289	149	164	5	18	416	—		1,041

Net interest income (loss) after provision for loan and lease losses (a)	50	246	(34)	(1)	21	(487)	—		(205)
Noninterest income:
Electronic payment processing revenue	—	52	—	209	—	3	(21	) (b)	243
Service charges on deposits	49	111	—	—	2	—	—		162
Mortgage banking net revenue	—	7	140	—	—	—	—		147
Corporate banking revenue	89	2	—	—	3	5	—		99
Investment advisory revenue	2	20	—	—	76	(5)	(20	) (c)	73
Gain on Processing Business Sale	—	—	—	—	—	1,764	—		1,764
Other noninterest income	20	14	9	9	1	(4)	—		49
Securities gains (losses), net	—	—	41	—	—	5	—		46

Total noninterest income	160	206	190	218	82	1,768	(41)		2,583
Noninterest expense:
Salaries, wages and incentives	48	95	49	17	31	106	—		346
Employee benefits	8	27	7	4	6	23	—		75
Net occupancy expense	4	42	2	1	3	27	—		79
Payment processing expense	—	1	—	73	—	1	—		75
Technology and communications	(1)	4	—	9	1	32	—		45
Equipment expense	1	12	—	1	—	17	—		31
Other noninterest expense	201	151	93	38	47	(119)	(41)		370

Total noninterest expense	261	332	151	143	88	87	(41)		1,021

Income (loss) before income taxes (a)	(51)	120	5	74	15	1,194	—		1,357
Applicable income tax expense (benefit) (a)	(47)	42	2	26	5	447	—		475

Net income (loss)	(4)	78	3	48	10	747	—		882
Dividends on preferred stock	—	—	—	—	—	26	—		26

Net income (loss) available to common shareholders	$(4)	78	3	48	10	721	—		856

Average assets	$46,677	50,620	23,095	442	5,597	(10,553)	—		115,878

(a)	Includes fully taxable-equivalent adjustments of $5 million.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended June 30, 2008:
Net interest income (a)	$338	409	96	(1)	49	(147)	—		744
Provision for loan and lease losses	157	75	103	4	5	375	—		719

Net interest income (loss) after provision for loan and lease losses (a)	181	334	(7)	(5)	44	(522)	—		25
Noninterest income:
Electronic payment processing revenue	(1)	49	—	206	—	—	(19	) (b)	235
Service charges on deposits	46	111	—	—	2	—	—		159
Corporate banking revenue	101	3	—	—	4	3	—		111
Investment advisory revenue	1	24	—	—	93	(2)	(24	) (c)	92
Mortgage banking net revenue	—	7	78	—	—	1	—		86
Other noninterest income	11	17	8	10	2	1	—		49
Securities losses, net	—	—	—	—	—	(10)	—		(10)

Total noninterest income	158	211	86	216	101	(7)	(43)		722
Noninterest expense:
Salaries, wages and incentives	52	99	27	17	33	103	—		331
Employee benefits	8	27	7	3	7	8	—		60
Net occupancy expense	4	39	2	1	2	25	—		73
Payment processing expense	—	2	—	65	—	—	—		67
Technology and communications	(1)	3	—	10	1	36	—		49
Equipment expense	1	10	—	—	—	20	—		31
Other noninterest expense	151	130	52	41	56	(140)	(43)		247

Total noninterest expense	215	310	88	137	99	52	(43)		858
Income (loss) before income taxes (a)	124	235	(9)	74	46	(581)	—		(111)
Applicable income tax expense (benefit) (a)	18	83	(3)	26	16	(49)	—		91

Net income (loss)	$106	152	(6)	48	30	(532)	—		(202)

Average assets	$47,343	44,894	22,172	1,007	5,622	(8,940)	—		112,098

(a)	Includes fully taxable-equivalent adjustments of $6 million for the three months ended June 30, 2008.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Six months ended June 30, 2009:
Net interest income (a)	$675	775	262	7	76	(178)	—		1,617
Provision for loan and lease losses	508	277	297	8	27	697	—		1,814

Net interest income (loss) after provision for loan and lease losses (a)	167	498	(35)	(1)	49	(875)	—		(197)
Noninterest income:
Electronic payment processing revenue	—	99	—	404	1	1	(39	) (b)	466
Service charges on deposits	97	208	—	—	4	(1)	—		308
Mortgage banking net revenue	—	9	271	—	1	—	—		281
Corporate banking revenue	197	5	—	—	6	7	—		215
Investment advisory revenue	4	38	—	—	153	(8)	(38	) (c)	149
Gain on Processing Business Sale						1,764			1,764
Other noninterest income	41	28	18	20	—	(47)	—		60
Securities gains (losses), net	—	—	56	—	—	(19)	—		37

Total noninterest income	339	387	345	424	165	1,697	(77)		3,280
Noninterest expense:
Salaries, wages and incentives	95	192	85	34	56	211	—		673
Employee benefits	21	55	15	7	13	47	—		158
Net occupancy expense	9	84	3	2	5	55	—		158
Payment processing expense	—	2	—	138	—	1	—		141
Technology and communications	(1)	8	1	19	1	62	—		90
Equipment expense	1	23	—	1	—	37	—		62
Other noninterest expense	373	293	157	77	95	(216)	(77)		702

Total noninterest expense	498	657	261	278	170	197	(77)		1,984

Income (loss) before income taxes (a)	8	228	49	145	44	625	—		1,099
Applicable income tax expense (benefit) (a)	(54)	80	17	51	15	58	—		167

Net income (loss)	62	148	32	94	29	567	—		932
Dividends on preferred stock	—	—	—	—	—	103	—		103

Net income (loss) available to common shareholders	$62	148	32	94	29	464	—		829

Average assets	$47,474	50,130	23,141	477	5,434	(9,384)	—		117,272

(a)	Includes fully taxable-equivalent adjustments of $10 million.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions	Investment Advisors	General Corporate and Other	Eliminations		Total
Six months ended June 30, 2008:
Net interest income (a)	$687	817	209	(1)	97	(239)	—		1,570
Provision for loan and lease losses	282	139	180	7	10	645	—		1,263

Net interest income (loss) after provision for loan and lease losses (a)	405	678	29	(8)	87	(884)	—		307
Noninterest income:
Electronic payment processing revenue	(2)	92	—	392	1	(2)	(34	) (b)	447
Service charges on deposits	90	213	—	—	4	—	—		307
Corporate banking revenue	203	7	—	—	9	(1)	—		218
Investment advisory revenue	3	46	—	—	188	(6)	(46	) (c)	185
Mortgage banking net revenue	—	11	170	—	1	—	—		182
Other noninterest income	24	34	25	23	—	122	—		228
Securities gains, net	—	—	3	—	—	17	—		20

Total noninterest income	318	403	198	415	203	130	(80)		1,587
Noninterest expense:
Salaries, wages and incentives	104	198	58	33	66	220	—		679
Employee benefits	21	56	15	7	15	31	—		145
Net occupancy expense	9	77	4	2	5	48	—		145
Payment processing expense	—	3	—	129	—	1	—		133
Technology and communications	(1)	7	1	19	1	69	—		96
Equipment expense	1	20	—	1	—	39	—		61
Other noninterest expense	302	248	99	80	107	(439)	(80)		317

Total noninterest expense	436	609	177	271	194	(31)	(80)		1,576
Income (loss) before income taxes (a)	287	472	50	136	96	(723)	—		318
Applicable income tax expense (benefit) (a)	51	167	17	48	34	(83)	—		234

Net income (loss)	$236	305	33	88	62	(640)	—		84

Average assets	$45,969	45,300	23,453	998	5,862	(9,888)	—		111,694

(b)	Includes fully taxable-equivalent adjustments of $11 million for the six months ended June 30, 2008.
(b)	Electronic payment processing service revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

19.	Processing Business Sale

On June 30, 2009, the Bancorp completed the sale of a majority interest in its merchant acquiring and financial institutions processing businesses (the “Business”). Under the terms of the sale, Advent International (Advent) acquired an approximate 51% interest in the Business for cash. The Bancorp has retained the remaining approximate 49% interest in the Business, and has received a $1.25 billion note and warrants that allow the Bancorp to purchase an incremental 10% nonvoting interest in the Business.

As a result of the sale, and in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, the Bancorp recognized a pre-tax gain of approximately $1.8 billion ($1.1 billion after-tax), which is recorded in other noninterest income. Of the $1.8 billion gain, approximately $848 million was the result of marking the Bancorp’s retained interest to fair value.

In connection with the sale, the Bancorp provided Advent with certain put rights that are exercisable in the event of three unlikely circumstances. The Bancorp valued the put rights at approximately $14 million. The fair value of the put rights was calculated using a Black-Sholes option valuation model using probability weighted scenarios, assuming expected terms of 1 to 4.5 years, expected volatilities of 39.6% to 56.9%, risk free rates of 0.48% to 2.34%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

The fair value of the warrants was estimated to be $62 million. The fair value of the warrants was calculated using a Black-Scholes option valuation model using probability weighted scenarios, assuming expected terms of 10 to 20 years, expected volatilities of 37.5% to 44.4%, risk free rates of 4.03% to 4.33%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

The fair value of the Bancorp’s retained noncontrolling interest, exclusive of the warrants, in the Business at June 30, 2009 is $524 million, which is based on the price Advent paid for its ownership interest in the Business. The Bancorp will account for its retained noncontrolling interest in the Business under the equity method prospectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

20.	Subsequent Event

On July 16, 2009, Visa Inc. announced it had deposited $700 million into the litigation escrow account. As a result of this funding, the Bancorp recorded its proportional share of $29 million of these additional funds as a reduction to noninterest expense which will be recognized by the Bancorp in the third quarter of 2009.

On July 17, 2009 the Bancorp completed the sale of its Visa Inc. Class B shares for $300 million. As part of this transaction the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is finally settled. As a result of the sale of Class B shares and entering into the swap contract, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax), which will be recognized by the Bancorp in the third quarter of 2009.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 11 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2009 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases of equity securities by the Bancorp during the second quarter of 2009.

Defaults Upon Senior Securities (Item 3)

None.

Submission of Matters to a Vote of Security Holders (Item 4)

None.

Other Information (Item 5)

None.

Exhibits (Item 6)

2.1	Master Investment Agreement (excluding exhibits and schedules) dated as of March 27, 2009 and amended as of June 30, 2009, among Fifth Third Bank, Fifth Third Financial Corporation, Advent-Kong Blocker Corp., FTPS Holding, LLC and Fifth Third Processing Solutions, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

3.1	Second Amended Articles of Incorporation, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Code of Regulations, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.1	Warrant dated June 30, 2009 issued by FTPS Holding, LLC to Fifth Third Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.2	Amended & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of June 30, 2009 among Advent-Kong Blocker Corp., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and FTPS Holding, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.3	Amendment and Restatement Agreement and Reaffirmation (excluding certain schedules) dated as of June 30, 2009 among Fifth Third Processing Solutions, LLC, FTPS Holding, LLC, Card Management Company, LLC, Fifth Third Holdings, LLC and Fifth Third Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.4	Registration Rights Agreement dated as of June 30, 2009 among Advent-Kong Blocker Corp., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and FTPS Holding, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text*.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 10, 2009	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President and Chief Financial Officer