Form 10-Q
period 2009-09-30
FIFTH THIRD BANCORP
filed 2009-11-06
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes  ☐            No  ☒

There were 795,316,187 shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2009.

This report contains forward-looking statements about Fifth Third Bancorp within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) lower than expected gains related to any sale or potential sale of businesses; (21) difficulties in separating Fifth Third Processing Solutions from Fifth Third; (22) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (23) ability to secure confidential information through the use of computer systems and telecommunications networks; and (24) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Fifth Third’s Web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected Fifth Third Bancorp’s (“Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: Selected Financial Data

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions, except per share data)	2009	2008	% Change	2009	2008	% Change
Income Statement Data
Net interest income (a)	$874	1,068	(18)	$2,491	2,638	(6)
Noninterest income	851	717	19	4,130	2,304	79
Total revenue (a)	1,725	1,785	(3)	6,621	4,942	34
Provision for loan and lease losses	952	941	1	2,766	2,203	26
Noninterest expense	876	967	(9)	2,859	2,543	12
Net income (loss)	(97)	(56)	(74)	835	29	NM
Net income (loss) available to common shareholders	(159)	(81)	(97)	670	3	NM
Common Share Data
Earnings per share, basic	$(0.20)	(0.14)	(43)	$1.00	0.01	NM
Earnings per share, diluted	(0.20)	(0.14)	(43)	0.91	0.01	NM
Cash dividends per common share	0.01	0.15	(93)	0.03	0.74	(96)
Market value per share	10.13	11.90	(15)	10.13	11.90	(15)
Book value per share	12.69	16.65	(24)	12.69	16.65	(24)
Financial Ratios
Return on assets	(0.34)%	(0.19)	(79)	0.96%	0.03	NM
Return on average common equity	(6.1)	(3.3)	(85)	10.1	—	NM
Average equity as a percent of average assets	12.24	9.45	30	11.06	8.83	25
Tangible equity (b)	10.08	6.19	63	10.08	6.19	63
Tangible common equity (c)	6.74	5.23	29	6.74	5.23	29
Net interest margin (a)	3.43	4.24	(19)	3.25	3.57	(9)
Efficiency (a)	50.8	54.2	(6)	43.2	51.4	(16)
Credit Quality
Net losses charged off	$756	463	63	$1,872	1,082	73
Net losses charged off as a percent of average loans and leases	3.75%	2.17%	73	3.06%	1.74	76
Allowance for loan and lease losses as a percent of loans and leases	4.69	2.41	95	4.69	2.41	95
Allowance for credit losses as a percent of loans and leases (d)	5.06	2.56	98	5.06	2.56	98
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (e)(f)	4.04	2.86	42	4.04	2.86	42
Average Balances
Loans and leases, including held for sale	$82,888	85,772	(3)	$84,560	85,302	(1)
Total securities and other short-term investments	18,065	14,515	24	17,888	13,494	33
Total assets	113,453	114,784	(1)	115,985	112,732	3
Transaction deposits (g)	55,607	52,399	6	54,034	53,204	2
Core deposits (h)	69,871	63,179	11	68,492	63,599	8
Wholesale funding (i)	25,947	37,036	(30)	30,707	35,145	(13)
Shareholders’ equity	13,885	10,843	28	12,826	9,953	29
Regulatory Capital Ratios
Tier I capital	13.23%	8.57	54	13.23%	8.57	54
Total risk-based capital	17.48	12.30	42	17.48	12.30	42
Tier I leverage	12.34	8.77	41	12.34	8.77	41
Tier I common equity	7.03	5.18	36	7.03	5.18	36

(a)	Amounts presented on a fully taxable equivalent basis. The taxable equivalent adjustments for the three months ended September 30, 2009 and 2008 were $5 million and for the nine months ended September 30, 2009 and 2008 were $15 million and $17 million, respectively.
(b)	The tangible equity ratio is calculated as tangible equity (shareholders’ equity less goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (total assets less goodwill, intangible assets and tax effected accumulated other comprehensive income.) For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The tangible common equity ratio is calculated as tangible common equity (shareholders’ equity less preferred stock, goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (defined above.) For further information, see the Non-GAAP Financial Measures section of the MD&A.
(d)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(e)	Excludes nonaccrual loans held for sale.
(f)	During the first quarter of 2009, the Bancorp modified its nonaccrual policy to exclude consumer troubled debt restructuring (TDR) loans less than 90 days past due as they were performing in accordance with restructuring terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(g)	Includes demand, interest checking, savings, money market and foreign office deposits of commercial customers.
(h)	Includes transaction deposits plus other time deposits.
(i)	Includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2009, the Bancorp had $111 billion in assets, operated 16 affiliates with 1,306 full-service banking centers including 100 Bank Mart® locations open seven days a week inside select grocery stores and 2,372 Jeanie® ATMs throughout the Midwest and Southeast regions of the United States. As of September 30, 2009, the Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2009, net interest income, on a fully taxable equivalent (FTE) basis, and noninterest income provided 51% and 49% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from service charges on deposits, corporate banking revenue, mortgage banking revenue, fiduciary and investment management fees, and card and processing revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, in addition to expenses incurred in the processing of credit and debit card transactions for its customers.

Earnings Summary

During the third quarter of 2009, the Bancorp continued to be affected by a challenging credit environment and the continued economic slowdown. The Bancorp’s net loss for the quarter was $97 million. Preferred dividends of $62 million for the quarter included $53 million related to the Series F preferred stock held by the U.S. Treasury and $9 million paid to Series G preferred stock holders. Including preferred dividends, the net loss available to common shareholders was $159 million in the third quarter of 2009 compared to a net loss of $81 million in the third quarter of 2008. Diluted net loss per share was $0.20 in the third quarter of 2009 compared to a net loss of $.14 per diluted share in the third quarter of 2008.

Net interest income (FTE) decreased 18%, from $1.1 billion in the third quarter of 2008 to $869 million in third quarter of 2009. Net interest margin was 3.43% in the third quarter of 2009, a decrease of 81 basis points (bp) from the third quarter of 2008. Third quarter 2009 and 2008 results included $27 million and $226 million, respectively, in loan and deposit discount accretion related to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the First Charter acquisition. Excluding this impact in both periods, net interest income increased by one percent and net interest margin remained flat.

Noninterest income increased 19%, from $717 million in the third quarter of 2008 to $851 million in the third quarter of 2009. Third quarter 2009 results included a $244 million gain from the sale of the Bancorp’s Visa, Inc. Class B common shares and $38 million in revenue associated with the transition service agreement (TSA) entered into as part of the “Processing Business Sale,” which involved the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing businesses. As part of the sale, the Bancorp entered into the TSA, which requires the Bancorp to provide services to the processing business to support its operations during the deconversion period. Third quarter 2008 results included a $76 million gain related to a litigation settlement stemming from a prior acquisition, a $51 million reduction due to other than temporary impairment (OTTI) charges on Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock, and a $27 million charge to lower the cash surrender value of a Bank-Owned Life Insurance (BOLI) policy. Excluding these items, and investment securities gains/losses in both periods, noninterest income of $561 million decreased by $199 million, or 26%, from third quarter 2008. The decline was largely driven by the impact of the sale of the processing business, which included the former merchant processing and financial institutions businesses that traditionally drove the majority of card and processing revenue.

Noninterest expense decreased 9%, or $91 million, compared to the third quarter of 2008 which was driven by a reduction in core expenses due to the sale of the processing business as well as broad-based expense control, partially offset by higher provision expense for unfunded commitments. Additionally, third quarter of 2009 results included the release of $73 million in Visa litigation reserves, which included a $44 million reduction in connection with the sale of the Bancorp’s Class B common shares, along with a $29 million reduction due to Visa’s funding of an additional $700 million into the litigation escrow account.

The Bancorp does not originate subprime mortgage loans, hold credit default swaps or hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakening economic conditions. The housing markets that weakened throughout 2008, remained weak into the third quarter of 2009, particularly in the upper Midwest and Florida, however, home sales have signaled a reversal of their downward trends and home prices have begun to stabilize. Additionally, economic conditions remained weak as overall unemployment rates have continued to rise, putting significant stress on the Bancorp’s commercial and consumer loan portfolios. Consequently, the provision for loan and lease losses increased to $952 million for the third quarter of 2009 compared to $941 million for the third quarter of 2008. Net charge-offs as a percent of average loans and leases were 3.75% in the third quarter of 2009 compared to 2.17% in the third quarter of 2008. At September 30, 2009, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (OREO) and excluding nonaccrual loans held for sale, increased to 4.04% from 2.86% at September 30, 2008. Including $288 million of nonaccrual loans classified as held-for-sale in the third quarter of 2009, total nonperforming assets were $3.5 billion compared with $2.5 billion in the third quarter of 2008.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (FRB). As of September 30, 2009, the Tier 1 capital ratio was 13.23%, the Tier 1 leverage ratio was 12.34%, the total risk-based capital ratio was 17.48% and the Tier 1 common equity ratio, a new measure that originated from the Supervisory Capital Assessment Program (SCAP) and defined as tier 1 common equity divided by total risk weighted assets, was 7.03%.

NON-GAAP FINANCIAL MEASURES

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles Non-GAAP financial measures to U.S. GAAP as of September 30:

TABLE 2: Non-GAAP Financial Measures

($ in millions)	2009	2008
Total shareholders’ equity	13,688	10,696
Less:
Goodwill	(2,417)	(3,592)
Intangible assets	(119)	(188)
Accumulated other comprehensive income	(285)	60
Tangible equity (a)	10,867	6,976
Less: preferred stock	(3,599)	(1,082)
Tangible common equity (b)	7,268	5,894

Total assets	110,740	116,294
Less:
Goodwill	(2,417)	(3,592)
Intangible assets	(119)	(188)
Accumulated other comprehensive income, before tax	(438)	92
Tangible assets, excluding unrealized gains / losses (c)	107,766	112,606

Ratios:
Tangible equity (a) / (c)	10.08%	6.19%
Tangible common equity (b) / (c)	6.74%	5.23%

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the significant new accounting standards recently adopted by the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in “Management’s Discussion and Analysis - Critical Accounting Policies” in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008. No material changes have been made to the valuation techniques or models during the nine months ended September 30, 2009.

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

Tables 3 and 4 present the components of net interest income, net interest margin and net interest spread for the three and nine months ended September 30, 2009 and 2008. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income (FTE) was $874 million for the third quarter of 2009, a decrease of $194 million from the third quarter of 2008. For the nine months ended September 30, 2009, net interest income was $2.5 billion, a decrease of $147 million from the same period in 2008. Net interest income was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits, primarily from the First Charter Acquisition, that increased net interest income by $29 million during the third quarter of 2009, compared to an increase of $226 million in the third quarter of 2008. For the nine months ended September 30, 2009 and 2008, net interest income increased $111 million and $273 million, respectively, from the amortization and accretion of premiums and discounts on acquired loans and deposits. Additionally, the nine month periods ended September 30, 2009 and 2008 were impacted by the recalculation of cash flows on certain leveraged leases that reduced interest income on commercial leases by approximately $6 million and $130 million, respectively. Excluding these impacts, net interest income increased $3 million in the third quarter of 2009 and decreased $107 million for the nine months ended September 30, 2009, compared to the three and nine month periods for the prior year, respectively. Net interest income was positively impacted by improved pricing spreads on loan originations and a shift in funding composition to lower cost core deposits as higher priced term deposits issued in the second half of 2008 continued to mature throughout 2009. For the three and nine months ended September 30, 2009, net interest income was also impacted by increases of $666 million and $3.7 billion, respectively, in average interest-earning assets as well as a decline of $7.2 billion and $2.2 billion, respectively, in average interest-bearing liabilities driven by growth in the Bancorp’s free-funding position. The improvements to net interest income due to the benefits of the increase in the Bancorp’s free-funding position were offset by declines in the net interest rate spread, which was 3.10% and 2.93% for the three and nine months ended September 30, 2009, respectively, down from 3.91% and 3.21% in the same periods last year.

Net interest margin decreased to 3.43% in the third quarter of 2009 compared to 4.24% in the third quarter of 2008. The third quarter of 2008 was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest margin by approximately 90 bps, while the impact in the third quarter of 2009 was an 11 bp increase. Exclusive of this adjustment, net interest margin for the third quarter of 2009 decreased 2 bps compared to the same period in 2008 and declined 9 bps for the nine months ended September 30, 2009 compared to the same period in 2008.

Total average interest-earning assets increased one percent from the third quarter of 2008 and increased four percent for the nine months ended September 30, 2009 compared to the same period in 2008. For the third quarter 2009, average total commercial loans decreased seven percent while residential mortgage and home equity loans both remained relatively flat. For the nine months ended September 30, 2009, average total commercial loans decrease two percent, while home equity loans increased four percent. Additionally, the average investment portfolio increased $3.5 billion, or 24%, in the three months ended September 30, 2009, compared to the third quarter of 2008 and increased $4.4 billion, or 33%, in the nine months ended September 30, 2009, compared to the same period in 2008. The increase in the average investment portfolio during 2009 is a result of the increase in purchases of mortgage-backed securities and automobile asset-backed securities, the purchase of investment grade commercial paper from an unconsolidated qualifying special purpose entity (QSPE) and an increase in VRDNs held in the Bancorp’s trading portfolio. Further detail on the Bancorp’s investment securities portfolio can be found in the Balance Sheet Analysis section.

Interest income (FTE) from loans and leases decreased $392 million, or 28%, compared to the third quarter of 2008. This decrease was the result of a 168 bp decrease in average rates and three percent decrease in average loan and lease balances. Exclusive of amortization and accretion of premiums and discounts on loans and leveraged lease charges discussed above, interest income (FTE) from loans and leases decreased $215 million compared to the prior year quarter. For the nine months ended September 30, 2009, interest income (FTE) from loans and leases decreased $740 million, or 20%, compared to the same period in 2008, due to a 112 bps decrease in average rates and one percent decrease in average loan and lease balances. Exclusive of amortization and accretion of premiums and discounts on loans and leveraged lease charges discussed above, interest income (FTE) from loans and leases decreased $720 million in the nine months ended September 30, 2009 compared to the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	September 30, 2009			September 30, 2008			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$27,416	$302	4.36%	$28,284	$389	5.46%	$(12)	$(75)	$(87)
Commercial mortgage	12,449	132	4.22	13,257	290	8.71	(17)	(141)	(158)
Commercial construction	4,475	31	2.74	6,110	107	6.97	(24)	(52)	(76)
Commercial leases	3,522	41	4.59	3,642	35	3.85	(1)	7	6
Subtotal – commercial	47,862	506	4.19	51,293	821	6.37	(54)	(261)	(315)
Residential mortgage loans	10,820	143	5.23	10,711	190	7.05	2	(49)	(47)
Home equity	12,452	129	4.10	12,534	181	5.76	(1)	(51)	(52)
Automobile loans	8,871	141	6.32	8,303	132	6.32	9	—	9
Credit card	1,955	49	9.87	1,720	43	9.93	6	—	6
Other consumer loans/leases	928	22	9.59	1,211	15	4.93	(5)	12	7
Subtotal – consumer	35,026	484	5.48	34,479	561	6.47	11	(88)	(77)
Total loans and leases	82,888	990	4.73	85,772	1,382	6.41	(43)	(349)	(392)
Securities:
Taxable	16,850	180	4.24	13,310	161	4.81	40	(21)	19
Exempt from income taxes (b)	246	4	7.05	315	5	7.38	(1)	—	(1)
Other short-term investments	969	—	0.10	890	5	2.21	—	(5)	(5)
Total interest-earning assets	100,953	1,174	4.61	100,287	1,553	6.16	(4)	(375)	(379)
Cash and due from banks	2,257			2,468
Other assets	13,724			13,683
Allowance for loan and lease losses	(3,481)			(1,654)
Total assets	$113,453			$114,784
Liabilities
Interest-bearing liabilities:
Interest checking	$14,869	$9	0.24%	$13,843	$27	0.78%	$1	$(19)	$(18)
Savings	16,967	29	0.67	16,154	53	1.29	2	(26)	(24)
Money market	4,280	6	0.55	6,051	25	1.67	(6)	(13)	(19)
Foreign office deposits	2,432	3	0.43	2,126	7	1.37	1	(5)	(4)
Other time deposits	14,264	116	3.24	10,780	90	3.31	29	(3)	26
Certificates - $100,000 and over	10,055	65	2.56	11,623	87	2.97	(11)	(11)	(22)
Other foreign office deposits	95	—	0.19	395	2	1.83	(1)	(1)	(2)
Federal funds purchased	404	—	0.15	1,013	5	1.78	(1)	(4)	(5)
Other short-term borrowings	5,285	4	0.32	9,613	59	2.46	(19)	(36)	(55)
Long-term debt	10,108	68	2.67	14,392	130	3.63	(33)	(29)	(62)
Total interest-bearing liabilities	78,759	300	1.51	85,990	485	2.25	(38)	(147)	(185)
Demand deposits	17,059			14,225
Other liabilities	3,750			3,721
Total liabilities	99,568			103,936
Shareholders’ equity	13,885			10,848
Total liabilities and shareholders’ equity	$113,453			$114,784

Net interest income		$874			$1,068		$34	$(228)	$(194)
Net interest margin			3.43%			4.24%
Net interest rate spread			3.10			3.91
Interest-bearing liabilities to interest-earning assets			78.02			85.74

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $5 million for the three months ended September 30, 2009 and 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Consolidated Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the nine months ended	September 30, 2009			September 30, 2008			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial loans	$28,135	$870	4.14%	$27,821	$1,143	5.49%	$13	$(286)	$(273)
Commercial mortgage	12,641	417	4.41	12,635	664	7.02	—	(247)	(247)
Commercial construction	4,808	107	2.97	5,797	262	6.04	(39)	(116)	(155)
Commercial leases	3,532	109	4.13	3,704	(16)	(.57)	1	124	125
Subtotal – commercial	49,116	1,503	4.09	49,957	2,053	5.49	(25)	(525)	(550)
Residential mortgage loans	11,137	470	5.64	11,216	539	6.42	(4)	(65)	(69)
Home equity	12,616	394	4.17	12,132	539	5.94	21	(166)	(145)
Automobile loans	8,751	416	6.36	9,092	431	6.33	(17)	2	(15)
Credit card	1,882	144	10.26	1,694	120	9.46	14	10	24
Other consumer loans/leases	1,058	61	7.64	1,211	46	5.14	(5)	20	15
Subtotal – consumer	35,444	1,485	5.60	35,345	1,675	6.33	9	(199)	(190)
Total loans and leases	84,560	2,988	4.72	85,302	3,728	5.84	(16)	(724)	(740)
Securities:
Taxable	16,639	537	4.32	12,477	459	4.92	139	(61)	78
Exempt from income taxes (b)	250	14	7.51	360	20	7.34	(6)	—	(6)
Other short-term investments	999	1	0.15	657	12	2.47	4	(15)	(11)
Total interest-earning assets	102,448	3,540	4.62	98,796	4,219	5.70	121	(800)	(679)
Cash and due from banks	2,347			2,354
Other assets	14,327			12,847
Allowance for loan and lease losses	(3,137)			(1,265)
Total assets	$115,985			$112,732
Liabilities
Interest-bearing liabilities:
Interest checking	$14,647	$29	0.26%	$14,357	$108	1.00%	$2	$(81)	$(79)
Savings	16,651	96	0.77	16,270	173	1.42	4	(81)	(77)
Money market	4,334	21	0.63	6,511	101	2.08	(26)	(54)	(80)
Foreign office deposits	1,970	7	0.49	2,246	30	1.79	(3)	(20)	(23)
Other time deposits	14,458	373	3.45	10,395	289	3.72	106	(22)	84
Certificates - $100,000 and over	11,098	233	2.81	8,545	218	3.40	57	(42)	15
Other foreign office deposits	193	—	0.21	2,394	48	2.69	(24)	(24)	(48)
Federal funds purchased	548	1	0.22	3,297	66	2.67	(31)	(34)	(65)
Other short-term borrowings	7,620	40	0.70	6,735	127	2.51	14	(101)	(87)
Long-term debt	11,248	249	2.96	14,174	421	3.97	(77)	(95)	(172)
Total interest-bearing liabilities	82,767	1,049	1.69	84,924	1,581	2.49	22	(554)	(532)
Demand deposits	16,432			13,820
Other liabilities	3,960			4,033
Total liabilities	103,159			102,777
Shareholders’ equity	12,826			9,955
Total liabilities and shareholders’ equity	$115,985			$112,732

Net interest income		$2,491			$2,638		$99	$(246)	$(147)
Net interest margin			3.25%			3.57%
Net interest rate spread			2.93			3.21
Interest-bearing liabilities to interest-earning assets			80.79			85.96

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	The fully taxable-equivalent adjustments included in the above table are $15 million and $17 million for the nine months ended September 30, 2009 and 2008, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest income (FTE) from investment securities and short-term investments for the three months ended September 30, 2009, increased $13 million, or eight percent, compared to the third quarter of 2008 and increased $61 million, or 13% percent, in the nine months ended September 30, 2009 compared to the same period in 2008. The increase in the third quarter was a result of an increase in the average taxable investment portfolio balance of $3.5 billion, or 27%, partially offset by a 57 bp decrease in the weighted-average yield on those investments. The increase in interest income for the nine months ended September 30, 2009 was a result of an increase in the average taxable investment portfolio balance of $4.2 billion, or 33%, partially offset by a 60 bp decrease in the weighted-average yield on those investments.

For the three months ended September 30, 2009, average core deposits increased $6.7 billion, or 11%, compared to the third quarter of 2008, and $4.9 billion, or 8%, for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to increased demand deposits, interest checking, savings and consumer certificates of deposit, partially offset by a decline in money market accounts. The cost of interest-bearing core deposits was 1.25% in the third quarter of 2009, which was a 41 bp decrease from 1.66% in the third quarter of 2008. The three and nine month declines are a result of the decrease in short-term market interest rates.

For the three months ended September 30, 2009, interest expense on wholesale funding decreased 52% compared the third quarter of 2008 due to declining interest rates and a 30% decrease in average balances. Average long-term debt decreased $4.3 billion, or 30%, with the yield decreasing 96 bps, compared to the third quarter of 2008 driven by a $1.0 billion FHLB advance maturing in the first quarter of 2009 and $1.2 billion in bank notes maturing in the second quarter of 2009. This led to a reduction in interest expense of $62 million for the third quarter of 2009, compared to the third quarter of 2008. Net interest income was also impacted by a 46% decline in average short-term borrowings, including federal funds purchased, compared to the third quarter of 2008, which led to a reduction in interest expense of $60 million. Interest expense on wholesale funding decreased 40% for the nine months ended September 30, 2009 compared to the same period in 2008 due to declining interest rates and a 13% decrease in average balances. During the three and nine months ended September 30, 2009, wholesale funding represented 33% and 37%, respectively, of interest-bearing liabilities compared to 43% and 41% in the same periods of 2008. Additionally, the Bancorp’s equity position increased compared to the third quarter of 2008 due to the issuance of $1 billion of common stock, in an at the market offering of 157,955,960 shares at $6.33, in the second quarter of 2009 and the sale of $3.4 billion of senior preferred shares and related warrants to the U.S. Treasury on December 31, 2008 under its Capital Purchase Program (CPP).

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on factors discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Bancorp. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses increased to $952 million in the third quarter of 2009 compared to $941 million in the same period last year. The primary factors in the increase were the growth in nonperforming assets, the overall increase in commercial and consumer delinquencies, and the increase in loss estimates once loans become delinquent due to the deterioration in residential real estate collateral values in certain of the Bancorp’s key lending markets. As of September 30, 2009, the allowance for loan and lease losses as a percent of loans and leases increased to 4.69% from 2.41% at September 30, 2008.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended September 30, 2009, noninterest income was $851 million, an increase of $134 million compared to the three months ended September 30, 2008, driven primarily by a gain from the sale of the Bancorp’s Visa, Inc. Class B common shares in the third quarter of 2009 and an increase in mortgage banking net revenue, partially offset by the reduction in card and processing revenue following the Processing Business sale on June 30, 2009. For the nine months ended September 30, 2009, noninterest income increased $1.8 billion compared to the same period in 2008, driven primarily by the gain on the sale of the Processing Business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The components of noninterest income for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

TABLE 5: Noninterest Income

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2009	2008		2009	2008
Service charges on deposits	$164	$172	(4)	$472	$478	(1)
Mortgage banking net revenue	140	45	208	421	228	85
Corporate banking revenue	86	104	(18)	301	323	(7)
Investment advisory revenue	74	90	(18)	222	275	(19)
Card and processing revenue	74	235	(69)	539	682	(21)
Gain on sale of Processing Business	(6)	—	NM	1,758	—	NM
Other noninterest income	311	112	177	372	339	10
Securities gains (losses), net	8	(63)	NM	(12)	(45)	(73)
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	22	(100)	57	24	137
Total noninterest income	$851	$717	19	$4,130	$2,304	79

NM	Percentage change is not meaningful.

Service charges on deposits were down $8 million in the third quarter of 2009 compared to the same period last year. This was driven by a nine percent decrease in consumer service charges due to lower transaction volume. Commercial service charges increased two percent compared to the third quarter of 2008, reflecting an increase in customer accounts and lower market interest rates, as reduced earnings credit rates paid on customer balances have resulted in higher realized net service fees to pay for treasury management services. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and noninterest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Retail deposit revenue remained relatively flat in the third quarter of 2009 compared to the same period last year.

Mortgage banking net revenue increased to $140 million in the third quarter of 2009 from $45 million in the same period last year. The components of mortgage banking revenue for the three and nine months ended September 30, 2009 and 2008 are shown in Table 6.

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Origination fees and gains on loan sales	$96	43	$387	214
Servicing revenue:
Servicing fees	50	39	145	122
Servicing rights amortization	(29)	(22)	(120)	(86)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	23	(15)	9	(22)
Net servicing revenue	44	2	34	14
Mortgage banking net revenue	$140	45	$421	228

Mortgage banking net revenue increased significantly compared to both the prior year third quarter and the nine months ended September 30, 2008 due to strong growth in originations and higher sales margins. Mortgage originations more than doubled from the third quarter last year to $4.6 billion due to the continued decline in interest rates from the latter part of 2008 as well as government programs, which have been designed to provide significant tax and other incentives to first-time homebuyers. Third quarter 2009 originations resulted in gains on mortgages sold of $96 million, compared to $43 million in the third quarter of 2008. The variance for the nine months ended September 30, 2009 compared to the same period in 2008 was driven by an increase in originations to $16.9 billion which resulted in an increase in origination fees and gains on mortgages sold of $173 million.

Net servicing revenue for the three months ended September 30, 2009 increased $42 million compared to the same period last year. This was due to an increase in servicing fees of $11 million, partially offset by an increase in the amortization of servicing rights of $7 million, as well as a net gain of $23 million on the net valuation adjustments on mortgage servicing rights (MSRs), compared to a net loss of $15 million in the prior year. For the nine months ended September 30, 2009, residential mortgage net servicing revenue increased $20 million compared to the same period last year. This was due to an increase of $22 million in servicing fees and a net gain of $9 million on the net valuation adjustments on MSRs compared to a net loss of $22 million in the prior year, partially offset by an increase in the amortization of servicing rights of $33 million. The Bancorp’s total residential mortgage loans

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

serviced at September 30, 2009 and 2008 were $57 billion and $50 billion, respectively, with $47 billion and $39 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 7 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. The Bancorp recognized a gain from derivatives economically hedging MSRs of $61 million, offset by a temporary impairment on the MSR portfolio of $38 million, resulting in a net gain of $23 million for the three months ended September 30, 2009. For the three months ended September 30, 2008, the Bancorp recognized a gain from derivatives economically hedging MSRs of $8 million, offset by a temporary impairment on the MSR portfolio of $23 million, resulting in a net loss of $15 million. In the nine months ended September 30, 2009, the Bancorp recognized a gain from derivatives economically hedging MSRs of $65 million, offset by a temporary impairment on the MSR portfolio of $56 million, resulting in a net gain of $9 million. For the nine months ended September 30, 2008, the Bancorp recognized a loss from derivatives economically hedging MSRs of $23 million, partially offset by a reversal of temporary impairment on the MSR portfolio of $1 million, resulting in a net loss of $22 million. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities that are classified as available-for-sale and included as a component of its non-qualifying hedging strategy. There were no sales of securities related to mortgage servicing rights during the third quarter of 2009, compared to sales resulting in a net gain of $22 million during the third quarter of 2008, however the sale of these securities resulted in a net gain of $57 million for the nine months ended September 30, 2009 compared to a gain of $24 million for the comparative period in 2008.

Corporate banking revenue decreased 18% to $86 million in the third quarter of 2009 from the same period in 2008. For the nine months ended September 30, 2009, corporate banking revenue decreased $22 million, or seven percent, compared to the same period in 2008. The decline in corporate banking revenue in both the three and nine month periods ended September 30, 2009 was largely attributable to a lower volume of interest rate derivative sales and foreign exchange revenue, partially offset by growth in institutional sales and business lending fees. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses and continues to see opportunities to expand its product offering.

Investment advisory revenues decreased $16 million, or 18%, from the third quarter of 2008. The Bancorp experienced double digit decreases across all major categories within investment advisory revenue. Brokerage fee income, which includes Fifth Third Securities income, decreased 18%, to $19 million in the third quarter of 2009 as investors continued to migrate balances from stock and bond funds to money markets funds resulting in reduced commission-based transactions. Mutual fund revenue decreased 30%, to $10 million in the third quarter of 2009 compared to the third quarter of 2008, reflecting lower valuations on assets under management and a continued shift to money market funds and other lower fee products. As of September 30, 2009, the Bancorp had approximately $184 billion in assets under care and managed $25 billion in assets for individuals, corporations and not-for-profit organizations.

Card and processing revenue decreased 69% in the third quarter of 2009 compared to the same period last year due to the sale of the processing business in the second quarter of 2009. As part of the transaction, the Bancorp retained certain debit and credit card interchange revenue and sold the financial institutions and merchant portions of the business, which historically comprised approximately 70% of total card and processing revenue. Card revenue increased by $3 million from the third quarter of 2008 due to strong growth in debit card transaction volumes and average dollar amount per transaction, partially offset by lower credit card usage.

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Operating lease income	$15	$13	$44	$34
Cardholder fees	12	15	36	43
Bank owned life insurance income (loss)	12	(13)	(14)	(136)
Consumer loan and lease fees	11	13	34	39
Insurance income	10	7	36	28
Gain on loan sales	8	—	29	—
Banking center income	5	7	17	24
Gain on sale/redemption of Visa, Inc. ownership interests	244	—	244	273
Loss on sale of other real estate owned (OREO)	(22)	(12)	(49)	(38)
Litigation settlement	—	76	—	76
Other	16	6	(5)	(4)
Total other noninterest income	$311	112	$372	339

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income increased $199 million in the third quarter of 2009 compared to the same period last year, driven primarily by the $244 million gain on the sale of the Bancorp’s Visa, Inc. Class B shares as well as revenue of $38 million related to the TSA entered into as part of the Processing Business Sale. Third quarter 2008 results included a $76 million gain relating to a litigation settlement stemming from a prior acquisition partially offset by a $27 million charge to lower the cash surrender value of a BOLI policy. For the nine months ended September 30, 2009, other noninterest income increased $33 million compared to the same period in 2008. Results from the nine months ended September 30, 2009 include the gain on sale of Visa shares and TSA revenue discussed above, as well as $29 million of gains on loan sales, offset by additional charges of $54 million related to one of the Bancorp’s BOLI policies, $39 million in fair value adjustments related to commercial loans held for sale and a $15 million impairment charge on a facility the Bancorp intends to vacate. The nine months ended September 30, 2008 results include the litigation settlement discussed above, as well as a $273 million gain from the redemption of a portion of the Bancorp’s ownership interest in, offset by charges of $179 million to reduce the cash surrender value of one of the Bancorp’s BOLI policies. The loss on sale of OREO increased compared to the third quarter of 2008 due to both an increase in the volume of OREO sales coupled with further collateral deterioration.

Net securities gains totaled $8 million in the third quarter of 2009, compared to net securities losses of $63 million in the third quarter of 2008. The net securities losses in the third quarter of 2008 include other than temporary impairment charges of $28 million and $23 million relating to FNMA and FHLMC preferred stock, respectively, along with a $12 million impairment charge on subordinated tranches and residual interests related to previous automobile loan securitizations.

Noninterest Expense

Total noninterest expense decreased $91 million, or nine percent, for the three months ended September 30, 2009 compared to the same period last year. This was primarily due to the reversal of the Visa litigation reserve and lower card and processing expense, partially offset by higher personnel expenses, provision for unfunded commitments, as well as increased Federal Deposit Insurance Corporation (FDIC) insurance costs. Total noninterest expense increased $316 million, or 12%, for the nine months ended September 30, 2009 compared to the same period last year. This increase was driven by higher FDIC insurance costs, including a special assessment, increased loan processing expense and provision for unfunded commitments, which exceeded lower card and processing expenses.

The major components of noninterest expense are as follows:

TABLE 8: Noninterest Expense

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2009	2008		2009	2008
Salaries, wages and incentives	$335	$321	4	$1,008	1,000	1
Employee benefits	83	72	16	241	216	11
Net occupancy expense	75	77	(3)	233	222	5
Technology and communications	43	47	(7)	133	142	(6)
Equipment expense	30	34	(12)	92	95	(3)
Card and processing expense	25	70	(64)	167	203	(18)
Other noninterest expense	285	346	(18)	985	665	48
Total noninterest expense	$876	$967	(9)	$2,859	2,543	12

Total personnel costs (salaries, wages and incentives plus employee benefits) increased six percent and three percent for the three and nine months ended September 30, 2009, respectively, compared to the same periods last year, driven by an increase in variable compensation, partially offset by a decrease in base compensation. The decrease in base compensation is due to a reduction in full time equivalent employees from 21,522 as of September 30, 2008 to 20,559 as of September 30, 2009.

Card and processing expense, which includes third-party processing expenses, card management fees and other bankcard processing expenses, was down 64% and 18% for the three and nine months ended September 30, 2009, respectively, due primarily to the sale of the Bancorp’s processing business in the second quarter of 2009.

The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 50.8% and 54.2% for the three months ended September 30, 2009 and 2008, respectively. The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage and on expense control.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest expense are as follows:

TABLE 9: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Loan processing and collections	$53	46	$174	123
FDIC insurance and other taxes	48	17	199	47
Provision for unfunded commitments and letters of credit	45	17	89	35
Affordable housing investments impairment	22	17	60	48
Marketing	18	29	53	74
Professional services fees	16	50	47	78
Intangible asset amortization	13	17	44	40
Postal and courier	13	14	41	41
Travel	11	14	29	41
Insurance	11	5	38	13
Operating lease	10	9	29	23
Recruitment and education	7	7	22	24
Supplies	7	8	20	24
Visa litigation reserve	(73)	45	(73)	(107)
Other	84	51	213	161
Total other noninterest expense	$285	$346	$985	$665

Total other noninterest expense for the three months ended September 30, 2009 decreased by $61 million compared to the same period last year. The third quarter of 2009 results include a reduction in the Visa litigation reserve of $73 million, while the third quarter of 2008 included a reserve charge of $45 million related to Visa’s settlement with Discover. The third quarter of 2008 also included $36 million related to legal expenses associated with a legal settlement from a prior acquisition. Excluding these items, other noninterest expense increased $93 million, primarily due to increased FDIC insurance costs from higher assessment rates during the third quarter of 2009 and increased provision for unfunded commitments due to credit deterioration since 2008.

Total other noninterest expense for the nine months ended September 30, 2009 increased by $320 million compared to the same period last year, mainly due to increased loan related expenses from higher mortgage origination volume and expenses incurred from the management of problem assets, increased provision for unfunded commitments due to additional credit deterioration and higher FDIC insurance costs driven by a special assessment charge of $55 million in the second quarter of 2009 coupled with higher FDIC insurance assessment rates during 2009.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Income (loss) before income taxes	$(108)	(128)	$981	179
Applicable income tax expense	(11)	(72)	146	150
Effective tax rate	10.2%	56.6	14.9%	84.0

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the three months ended September 30, 2009 was impacted by the third quarter pre-tax loss and changes in estimates used in projecting the estimated effective tax rate for the year. The effective tax rate for the nine months ended September 30, 2009 was impacted by pre-tax losses in the first and third quarters of 2009, a $106 million tax benefit related to the one of the Bancorp’s BOLI policies, a $55 million reduction in income tax expense related to the Bancorp’s leveraged lease litigation settlement with the IRS partially offset by the $1.8 billion pre-tax gain on the sale of the Processing Business which had an effective rate of approximately 40%. The effective tax rates for the three and nine months ended September 30, 2008 were primarily impacted by a charge to tax expense of approximately $140 million in the third quarter of 2008 required for interest related to the tax treatment of certain of the Bancorp’s leveraged leases for previous tax years. Additionally, see Note 14 of the Notes to Condensed Consolidated Financial Statements for further information on income taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

Tables 11 and 12 summarize the end of period and average total loans and leases, including loans held for sale. The Bancorp classifies its loans and leases based upon the primary purpose of the loan.

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	September 30, 2009		December 31, 2008		September 30, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$26,215	33	$29,220	34	$29,424	34
Commercial mortgage loans	12,252	15	12,952	15	13,355	16
Commercial construction loans	4,268	5	5,114	6	6,002	7
Commercial leases	3,584	5	3,666	5	3,642	4
Subtotal – commercial	46,319	58	50,952	60	52,423	61
Consumer:
Residential mortgage loans	9,955	12	10,292	12	10,292	12
Home equity	12,377	15	12,752	15	12,599	14
Automobile loans	8,972	11	8,594	10	8,306	10
Credit card	1,973	3	1,811	2	1,688	2
Other consumer loans and leases	886	1	1,194	1	1,190	1
Subtotal – consumer	34,163	42	34,643	40	34,075	39
Total loans and leases	$80,482	100	$85,595	100	$86,498	100
Total portfolio loans and leases (excludes held for sale)	$78,419		$84,143		$85,498

Total loans and leases decreased $6 billion, or seven percent, compared to September 30, 2008 and $5.1 billion or six percent from December 31, 2008. The decrease in total loans and leases from the third and fourth quarters of 2008 were primarily due to declines in the commercial loan portfolio. The consumer loan portfolio was relatively flat compared to the same quarter in the prior year and down one percent from December 31, 2008.

Total commercial loans and leases decreased $6.1 billion, or 12%, compared to September 30, 2008 and $4.6 billion or nine percent from December 31, 2008 primarily as a result of lower customer demand, net charge-offs of $1.1 billion during 2009, a decrease in line utilization rates, and tighter underwriting standards implemented since the third quarter of 2008 across all commercial loan products with a significant focus on commercial construction loans. Tighter underwriting standards were applied to both new loan originations as well as outstanding loans reviewed for renewal. Commercial construction loans decreased $1.7 billion or 29% and $846 million or 17% from the periods ended September 30 and December 31, 2008, respectively, due to management’s strategy to suspend new lending on commercial non-owner occupied real estate in the second quarter of 2008, coupled with continued paydowns and net charge-offs of $282 million. Commercial mortgage loans decreased $1.1 billion, or eight percent, from September 30, 2008 and $700 million, or five percent, from December 31, 2008 due to tighter lending requirements and the Bancorp’s effort to limit overall exposure to commercial mortgages. The commercial loan product balance decreased $3.2 billion, or 11% from September 30, 2008 and $3 billion or 10% from December 31, 2008 due to an overall decrease in customer line utilization, net charge-offs of $535 million during 2009 and tighter underwriting standards implemented since the third quarter of 2008. Included in the commercial loan product balance was $1.25 billion in loans issued in conjunction with the Processing Business Sale in the second quarter of 2009. Included within commercial loans was approximately $77 million in draws on outstanding letters of credit that were supporting certain securities issued as VRDNs. For further information on these arrangements, see the Off-Balance Sheet Arrangements section and Note 11 of the Notes to Condensed Consolidated Financial Statements.

Total consumer loans and leases outstanding were relatively flat compared to September 30, 2008 and down $480 million, or one percent, from December 31, 2008, as a result of a decrease in residential mortgage loans, other consumer loans and home equity loans offset by a growth in automobile loan originations and credit card loans. Residential mortgage loans decreased $337 million or three percent from both September 30, 2008 and December 31, 2008 due to approximately $188 million of portfolio loans sales in the first and second quarters of 2009 and principal pay downs and charge-offs exceeding held-for-investment originations. Other consumer loans and leases, primarily consisting of automobile leases and student loans designated as held-for-sale, decreased $304 million, or 26%, compared to the prior year same quarter and $308 million, or 26%, from the prior year end due to a decline in new originations as a result of tighter underwriting standards across the other consumer loan and lease portfolio. Home equity loans decreased $222 million, or two percent, from the third quarter of 2008 and $375 million, or three percent, from the fourth quarter of 2008 due to tighter underwriting standards on loan to value ratios. The growth in automobile loans of $666 million, or eight percent, compared to September 30, 2008 and $378 million, or four percent, compared to December 31, 2008 was a result of an increase in automobile loan originations due to the federal government offering cash rebates on new automobile purchases in the “Cash for Clunkers” program. Credit card loans increased $285 million, or 17%, compared to the third quarter of 2008 and $162 million or

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

nine percent compared to the fourth quarter of 2008 as a result of the Bancorp’s continued success in cross-selling credit cards to its existing retail customer base.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

For the three months ended	September 30, 2009		December 31, 2008		September 30, 2008
($ in millions) for the three months ended	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial loans	$27,416	33	$30,227	35	$28,284	33
Commercial mortgage loans	12,449	15	13,194	15	13,257	16
Commercial construction loans	4,475	6	5,990	7	6,110	7
Commercial leases	3,522	4	3,610	4	3,643	4
Subtotal – commercial	47,862	58	53,021	61	51,294	60
Consumer:
Residential mortgage loans	10,820	13	10,327	12	10,711	12
Home equity	12,452	15	12,677	14	12,534	15
Automobile loans	8,871	11	8,428	10	8,303	10
Credit card	1,955	2	1,748	2	1,720	2
Other consumer loans and leases	928	1	1,225	1	1,210	1
Subtotal – consumer	35,026	42	34,405	39	34,478	40
Total average loans and leases	$82,888	100	$87,426	100	$85,772	100
Total portfolio loans and leases (excludes held for sale)	$80,060		$86,369		$84,695

Average total commercial loans and leases decreased $3.4 billion, or seven percent, compared to the third quarter of 2008 and $5.2 billion, or 10%, compared to the fourth quarter of 2008. The decrease in average total commercial loans and leases was primarily driven by declines in commercial construction loans, commercial loans and commercial mortgage loans, as previously mentioned, which decreased by 27%, three percent, and six percent, respectively, compared to the third quarter of 2008 and 25%, nine percent and six percent, respectively, compared to the fourth quarter of 2008. The decrease in commercial construction loans was primarily due to the suspension of new originations on non-owner occupied commercial real estate loans, while the decrease in commercial loans and commercial mortgage loans was due to a decrease of utilization rates, tighter underwriting standards as previously mentioned and an overall decrease in customer demand for commercial loan products.

Average total consumer loans and leases increased $548 million, or two percent, compared to the third quarter of 2008 as a result of an increase in automobile loans of seven percent, credit card loans of 14% and residential mortgage loans of one percent partially offset by a decrease in other consumer loans and leases of 23%. Average total consumer loans and leases increased $621 million, or two percent, compared to the fourth quarter of 2008 as a result of an increase in automobile loans of five percent, credit card loans of 12% and residential mortgage loans of five percent partially offset by a decrease in other consumer loans and leases of 24%. Residential mortgage loan balances increased from the third and fourth quarter of 2008 on an average basis but decreased as of period end due to strong originations in the second quarter of 2009 that led to a warehousing of residential mortgages, designated as held-for-sale, which were later sold during the third quarter of 2009.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of September 30, 2009, total investment securities were $17.1 billion compared to $14.3 billion at December 31, 2008 and $14.5 billion at September 30, 2008.

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

The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The evaluation was performed on the basis of the duration of the decline in value of the security, the severity of that decline, the Bancorp’s intent to hold these securities to the earlier of the recovery of the loss or maturity and the determination of whether it was more-likely-than-not that the Bancorp would not be required to sell the security before the recovery of its cost basis. During the third quarter of 2009, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity securities.

At September 30, 2009, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The Bancorp did not hold asset-backed securities backed by subprime loans in its securities portfolio at September 30, 2009, December 31, 2008 or September 30, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Components of Investment Securities

($ in millions)	September 30, 2009	December 31, 2008	September 30, 2008
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$367	$186	$187
U.S. Government sponsored agencies	1,745	1,651	329
Obligations of states and political subdivisions	310	323	357
Agency mortgage-backed securities	9,115	8,529	9,773
Other bonds, notes and debentures	2,556	613	1,552
Other securities	1,167	1,248	1,051
Total available-for-sale and other securities	$15,260	$12,550	$13,249
Held-to-maturity:
Obligations of states and political subdivisions	$351	$355	$355
Other bonds, notes and debentures	5	5	5
Total held-to-maturity securities	$356	$360	$360
Trading:
Variable rate demand notes	$966	$1,140	$366
Other securities	113	51	549
Total trading securities	$1,079	$1,191	$915

On an amortized cost basis at September 30, 2009, available-for-sale securities increased $2.7 billion and $2.0 billion compared to December 31, 2008 and September 30, 2008, respectively. In the first quarter of 2009, financial market volatility created attractive investment opportunities. As a result, the Bancorp purchased $1.4 billion in AAA-rated automobile asset-backed securities, and $1.5 billion of agency issued mortgage backed securities and debentures to manage the interest rate risk of the Bancorp. At September 30, 2009, available-for-sale securities have increased to 16% of interest-earning assets, compared to 12% at December 31, 2008 and 13% at September 30, 2008. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.0 years at September 30, 2009 compared to 3.2 years at December 31, 2008 and 6.0 years at September 30, 2008. The decrease in the weighted-average life of the debt securities portfolio from September 30, 2008 was primarily attributed to the agency mortgage backed securities portfolio as declines in market rates increased the likelihood that borrowers will refinance, thus decreasing the weighted-average life. The increase in the weighted-average life of the debt securities portfolio from December 31, 2008 was primarily driven by the weighted-average lives of agency mortgage-backed securities. This can be attributed to a general change in estimates of prepayment speeds as mortgage interest rates have stabilized, which increases the average life of the portfolio, as well as additional purchases of lower coupon securities that have a longer average life. At September 30, 2009, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.71% compared to 5.08% at December 31, 2008 and 5.26% at September 30, 2008. The available-for-sale portfolio, which is largely comprised of fixed-rate securities, benefited from the decline in market rates, which led to a net unrealized gain of $422 million at September 30, 2009 compared to a net unrealized gain of $178 million at December 31, 2008 and a net unrealized loss of $72 million at September 30, 2008.

Since the second half of 2007, the Bancorp has purchased investment grade commercial paper from an unconsolidated QSPE that is wholly owned by an independent third-party. The commercial paper has maturities ranging from one day to 90 days and is backed by the assets held by the QSPE. As of the September 30, 2009, December 31, 2008 and September 30, 2008, the Bancorp held $841 million, $143 million and $1.0 billion, respectively, of this commercial paper in its available-for-sale portfolio. Refer to the Off-Balance Sheet Arrangements section of the MD&A for more information on the QSPE.

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

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2009 ($ in millions)	Amortized Cost	Fair Value	Weighted- Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$142	$143	0.8	2.08%
Average life 1 – 5 years	75	75	2.5	1.27
Average life 5 – 10 years	149	149	9.6	3.27
Average life greater than 10 years	1	1	11.5	1.40
Total	367	368	4.8	2.40
U.S. Government sponsored agencies:
Average life of one year or less	85	86	0.5	2.86
Average life 1 – 5 years	82	86	1.5	3.35
Average life 5 – 10 years	1,578	1,600	7.3	3.73
Average life greater than 10 years	—	—	—	—
Total	1,745	1,772	6.7	3.67
Obligations of states and political subdivisions (a):
Average life of one year or less	203	204	0.3	5.83
Average life 1 – 5 years	19	19	2.7	7.39
Average life 5 – 10 years	48	49	6.8	6.87
Average life greater than 10 years	40	42	11.8	3.91
Total	310	314	3.0	5.84
Agency mortgage-backed securities:
Average life of one year or less	307	315	0.7	4.94
Average life 1 – 5 years	6,607	6,869	3.6	5.12
Average life 5 – 10 years	2,200	2,299	5.8	5.16
Average life greater than 10 years	1	1	10.3	4.22
Total	9,115	9,484	4.0	5.10
Other bonds, notes and debentures (b):
Average life of one year or less	1,344	1,345	0.2	2.21
Average life 1 – 5 years	1,008	1,039	2.1	6.05
Average life 5 – 10 years	135	128	8.7	7.51
Average life greater than 10 years	69	56	23.1	7.21
Total	2,556	2,568	2.1	4.14
Other securities (c)	1,167	1,176
Total available-for-sale and other securities	$15,260	$15,682	4.0	4.71%

(a)	Taxable-equivalent yield adjustments included in the above table are 1.99%, 1.49%, 0.20%, 0.01% and 1.43% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank restricted stock holdings that are carried at par, Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Trading securities increased from $915 million to $1.1 billion as of September 30, 2009, compared to September 30, 2008, and decreased $112 million from December 31, 2008. The increase from September 30, 2008 was driven by an additional $600 million of VRDNs held by the Bancorp at September 30, 2009, offset by a decrease of $436 million in other securities held in its trading portfolio. The VRDNs were purchased from the market during 2008 and 2009, through FTS, who was also the remarketing agent. For more information on the Bancorp’s obligations in remarketing VRDNs, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises through improving customer loyalty, offering competitive rates and enhancing its product offerings.

TABLE 15: Deposits

($ in millions)	September 30, 2009		December 31, 2008		September 30, 2008
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$17,666	22	$15,287	19	$14,241	18
Interest checking	15,168	19	14,222	18	13,251	17
Savings	17,098	22	16,063	20	15,955	21
Money market	4,378	5	4,689	6	5,352	7
Foreign office	2,356	3	2,144	3	1,999	3
Transaction deposits	56,666	71	52,405	66	50,798	66
Other time	13,725	17	14,350	19	11,778	15
Core deposits	70,391	88	66,755	85	62,576	81
Certificates - $100,000 and over	8,962	12	11,851	15	13,173	17
Other foreign office	5	—	7	—	1,711	2
Total deposits	$79,358	100	$78,613	100	$77,460	100

At September 30, 2009, core deposits represented 64% of the Bancorp’s asset funding base, compared to 56% at December 31, 2008 and 54% at September 30, 2008. Core deposits grew five percent and 12% compared to December 31, 2008 and September 30, 2008, respectively, primarily due to increases in demand, interest checking and savings accounts. Driving these increases was growth in the number of consumer and commercial accounts, as well as higher account balances.

TABLE 16: Average Deposits

	September 30, 2009		December 31, 2008		September 30, 2008
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$17,059	21	14,602	19	$14,225	19
Interest checking	14,869	19	13,698	18	13,843	18
Savings	16,967	21	15,960	20	16,154	22
Money market	4,280	5	4,983	6	6,051	8
Foreign office	2,432	3	1,876	2	2,126	3
Transaction deposits	55,607	69	51,119	65	52,399	70
Other time	14,264	18	13,337	18	10,780	14
Core deposits	69,871	87	64,456	83	63,179	84
Certificates - $100,000 and over	10,055	13	12,468	16	11,623	15
Other foreign office	95	—	1,090	1	395	1
Total deposits	$80,021	100	78,014	100	$75,197	100

On an average basis, core deposits increased eight percent and 11% from December 31, 2008 and September 30, 2008, respectively, driven by strong demand and interest checking account balance growth as well as an increase in other time deposits, partially offset by a decrease in money market balances. Average demand deposits grew 17% and 20% from December 31, 2008 and September 30, 2008, respectively, driven by continued strong growth in commercial demand deposits. This is a result of increased attractiveness of commercial demand deposit accounts mitigating risk through FDIC insurance of demand deposit accounts (DDAs) and a lower economic benefit from sweeping balances into interest-bearing vehicles, which continued to drive a shift from commercial money market demand accounts.

Borrowings

Total borrowings declined $9.6 billion from December 31, 2008, and $10.0 billion, from September 30, 2008, as the result of a combination of balance sheet activity and capital actions taken by the Bancorp during the second and third quarters of 2009. Portfolio loan balances declined $5.7 billion and $7.1 billion from both December 31, 2008 and September 30, 2008, respectively. This, coupled with increases in deposits of $745 million and $1.9 billion from December 31, 2008 and September 30, 2008, respectively, resulted in decreases of the funding positions of approximately $6.4 billion and $9.0 billion from those prior periods. Further, in the second quarter of 2009, the sale of the processing business provided $562 million of cash, and the Bancorp raised an additional $1.0 billion through the issuance of common equity in the public market, further decreasing the need for additional funding. As of September 30, 2009, December 31, 2008 and September 30, 2008, total borrowings as a percentage of interest-bearing liabilities were 19%, 27% and 28%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Borrowings

($ in millions)	September 30, 2009	December 31, 2008	September 30, 2008
Federal funds purchased	$433	287	$2,521
Other short-term borrowings	3,674	9,959	8,791
Long-term debt	10,162	13,585	12,947
Total borrowings	$14,269	23,831	$24,259

Total short-term borrowings were $4.1 billion at September 30, 2009, down from $10.2 billion and $11.3 billion at December 31, 2008 and September 30, 2008, respectively. In addition to the Bancorp’s overall reduced reliance on short-term funding, as discussed previously, the Bancorp has also experienced a shift in funding composition as it has moved away from federal funds due to market illiquidity and uncertainty in the federal funds market during the past year. Other short-term borrowings as of September 30, 2009 include approximately $2.3 billion in Term Auction Facility funds and $800 million in short term debt scheduled to mature in the first quarter of 2010.

Long-term debt at September 30, 2009 decreased 25% and 22% compared to December 31, 2008 and September 30, 2008, respectively. This was due in part to a $1.0 billion FHLB advance maturing in the first quarter of 2009 and $1.2 billion in bank notes maturing in the second quarter of 2009.

Information on the average rates paid on borrowings is included within the Statements of Income Analysis. Additionally, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Further detailed financial information on each business segment is included in Note 20 of the Notes to Condensed Consolidated Financial Statements.

On June 30, 2009, the Bancorp completed the Processing Business Sale, which represented the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing businesses. Financial data for the merchant acquiring and financial institutions processing businesses was originally reported in the former Processing Solutions segment through June 30, 2009. As a result of the sale, the Bancorp no longer presents Processing Solutions as a segment and therefore, financial information for the merchant acquiring and financial institutions processing businesses has been reclassified under General Corporate and Other for all periods presented. Additionally, the Bancorp retained its retail credit card and commercial multi-card service businesses, which were also originally reported in the former Processing Solutions segment through June 30, 2009, and are now included in the Consumer Lending and Commercial Banking segments, respectively, for all periods presented. Revenue from the remaining ownership interest in the processing businesses is recorded in General Corporate and Other as noninterest income.

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

TABLE 18: Business Segment Results

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Commercial Banking	$(124)	152	$(57)	392
Branch Banking	89	196	247	514
Consumer Lending	3	(5)	34	19
Investment Advisors	12	29	38	90
General Corporate and Other	(77)	(428)	573	(986)
Net income (loss)	$(97)	(56)	$835	29
Dividends on preferred stock	62	25	165	26
Net income (loss) available to common shareholders	$(159)	(81)	670	3

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

TABLE 19: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Income Statement Data
Net interest income (FTE) (a)	$351	492	$1,026	1,177
Provision for loan and lease losses	447	236	955	517
Noninterest income:
Corporate banking revenue	74	98	272	301
Service charges on deposits	49	46	146	136
Other noninterest income	(8)	24	47	59
Noninterest expense:
Salaries, incentives and benefits	55	62	169	187
Other noninterest expenses	190	166	578	480
Income (loss) before taxes	(226)	196	(211)	489
Applicable income tax expense (a)	(102)	44	(154)	97
Net income (loss)	$(124)	152	$(57)	392
Average Balance Sheet Data
Commercial loans	$41,053	43,811	$42,080	42,494
Demand deposits	8,829	6,327	8,196	6,064
Interest checking	5,910	4,396	5,619	4,539
Savings and money market	2,400	4,008	2,504	4,388
Certificates over $100,000	4,668	2,138	4,528	1,889
Foreign office deposits	1,375	1,842	1,214	1,935

(a)	Includes taxable-equivalent adjustments of $3 million and $4 million for the three months ended September 30, 2009 and 2008, respectively, and $7 million for the nine months ended September 30, 2009 and 2008.

Net income decreased $276 million compared to the third quarter of 2008 due to a decline in net interest income and corporate banking revenue coupled with an increase in provision for loan and lease losses that was partially offset by an income tax benefit and a decrease in salaries and wage expense. The decline in net interest income was driven by a $140 million decrease in the accretion of discounts on loans and deposits associated with the acquisition of First Charter in the second quarter of 2008. Average commercial loans and leases decreased $2.8 billion, or six percent, compared to the prior year’s comparable quarter, including decreases of $1.7 billion and $742 million in commercial construction and commercial mortgages, respectively. The overall decrease in commercial loans and leases is due to lower utilization rates on corporate lines in addition to tighter lending standards, implemented throughout the second half of 2008.

Average core deposits increased 12% compared to the third quarter of 2008 as the Commercial Banking segment saw growth in both demand deposits and interest checking accounts related to increased protection provided by the FDIC insurance programs. Additionally, commercial customers opted to shift from savings and money market accounts, due to the low interest rate environment, to certificates over $100,000, which were significantly higher than the same period last year. Demand deposits and interest checking accounts increased from the prior year quarter resulting from increased attractiveness to customers due to mitigating risk through FDIC insurance of demand deposit and savings accounts and a lower economic benefit from sweeping balance into interest-bearing vehicles. Net charge-offs as a percent of average loans and leases increased to 435 bp from 213 bp in the third quarter of 2008. Net charge-offs increased in comparison to the prior year quarter due to weakening economic conditions and the continuing deterioration of credit within the Bancorp’s footprint, particularly in Michigan and Florida, involving commercial loans and commercial mortgage loans.

Noninterest income decreased approximately $53 million, or 32%, compared to the same quarter last year due to a decrease of $24 million in corporate banking revenue and a decrease of $32 million in other noninterest income. Corporate banking revenue decreased compared to the prior year primarily due to a decrease of $11 million in international income, $7 million in servicing fees on loans serviced for others, and $4 million on derivative fee income. Other noninterest income declined from the prior year primarily as a result of valuation declines in the held-for-sale commercial loan portfolio and losses recognized on the sale of loans.

Noninterest expense increased $17 million, or seven percent, compared to the third quarter of 2008 primarily due to FDIC insurance cost increase as a result of higher assessment rates, higher loan and lease expense from increased collections activities compared to the third quarter of 2008 and recorded impairment on low income housing investments partially offset by a decrease in salaries and wage expense due to fewer bonuses and incentive compensation.

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

TABLE 20: Branch Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Income Statement Data
Net interest income	$396	477	$1,171	1,294
Provision for loan and lease losses	149	87	426	226
Noninterest income:
Service charges on deposits	113	124	321	336
Electronic payment processing	66	63	189	180
Investment advisory income	22	20	60	65
Other noninterest income	26	30	87	100
Noninterest expense:
Salaries, incentives and benefits	123	129	370	383
Net occupancy and equipment expenses	54	52	162	149
Other noninterest expenses	159	143	489	423
Income before taxes	138	303	381	794
Applicable income tax expense	49	107	134	280
Net income	$89	196	$247	514
Average Balance Sheet Data
Consumer loans	$13,067	12,738	$13,141	12,551
Commercial loans	5,259	5,857	5,406	5,562
Demand deposits	6,394	6,206	6,298	5,974
Interest checking	7,298	7,877	7,433	7,987
Savings and money market	17,162	16,240	16,719	16,271
Other time	17,225	13,470	17,521	13,153

Net income decreased $107 million, or 55%, compared to the third quarter of 2008 resulting from lower net interest income, a higher provision for loan and lease losses and higher FDIC insurance costs. Net interest income decreased $81 million, or 17% percent, due to a $26 million decrease in interest income from the accretion of discounts associated with the acquisition of First Charter in the second quarter of 2008 and an increase in interest expense as customers shifted from lower interest earning savings and money market accounts to higher yielding other time deposit accounts.

Average loans and leases decreased one percent compared to the third quarter of 2008 as average commercial loans declined $598 million or 10% which was partially offset by a three percent increase in consumer loans and leases. Average commercial loan product balances decreased $343 million or 11% and average commercial construction loans decreased $222 million or eight percent compared to the third quarter of 2008, as a result of tighter underwriting standards implemented since the third quarter of 2008 across all commercial loan products with a significant focus on commercial construction loans. Average credit card loans increased $241 million, or 16 percent compared to the third quarter of 2008 as a result of continued success in cross-selling credit cards to existing retail customers. Home equity loans increased $108 million, or one percent, as interest rates remained low and branch customers opened new equity loans. The increase within the consumer loan and lease portfolio was partially offset by a decrease in automobile loans of $159 million, or 18%, as customers took advantage of the government’s “Cash for Clunkers” program resulting in increased indirect automobile financing from sources other than Branch Banking. Average core deposits increased nine percent over the third quarter of 2008 with 28% growth in consumer certificates of deposits offset by a seven percent decrease in interest checking deposits. Net charge-offs as a percent of average loan and leases increased to 328bp from 187 bp in the third quarter of 2008. Net charge-offs increased in comparison to the prior year quarter as a result of higher charge-offs involving commercial loans reflecting borrower stress, home equity lines and loans from a decrease in home prices within the Bancorp’s footprint and credit card charge-offs due to borrower stress and an increase in consumer bankruptcy fillings.

Noninterest income decreased four percent compared to the third quarter of 2008 as charges on consumer deposits decreased $8 million, or seven percent due to lower transaction volumes. Noninterest expense increased $12 million, or four percent, compared to the third quarter of 2008 primarily due to higher FDIC insurance costs, which increased $28 million due to higher assessment rates partially offset by a decrease in salaries, incentives, and benefits of $6 million and marketing expenses of $4 million.

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

TABLE 21: Consumer Lending

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008

Income Statement Data
Net interest income	$114	136	$385	353
Provision for loan and lease losses	142	128	446	315
Noninterest income:
Mortgage banking net revenue	135	44	406	215
Other noninterest income	12	30	88	60
Noninterest expense:
Salaries, incentives and benefits	44	32	146	108
Other noninterest expenses	71	58	235	176
Income (loss) before taxes	4	(8)	52	29
Applicable income tax expense	1	(3)	18	10
Net income (loss)	$3	$(5)	$34	$19
Average Balance Sheet Data
Residential mortgage loans	$10,563	10,574	$10,907	10,869
Automobile loans	8,112	7,376	7,952	8,138
Home equity	977	1,114	1,014	1,164
Consumer leases	592	815	664	798

Net income increased $8 million from the third quarter of 2009 compared to the third quarter of 2008, as growth in mortgage banking net revenue more than offset the decrease in net interest income, the growth in provision for loan and lease losses, the increase in residential mortgage volume-based expenses, and the increase in other credit-related expenses. Net interest income for the third quarter of 2009 decreased $22 million compared to the third quarter of 2008, driven by a combination of the impact of restructured loans, reduced discount accretion from acquisitions, and a decrease in the interest carry on securities held to hedge the mortgage servicing rights as the balance of these securities has decreased. Net charge-offs as a percent of average loan and leases increased from 267 bp in the third quarter of 2008 to 311 bp in the third quarter of 2009. Net charge-offs in the third quarter of 2009 on residential mortgage loans increased $14 million compared to prior year’s same quarter. Residential mortgage charge-offs increased due to a weakening economy and deteriorating real estate values within the Bancorp’s footprint, particularly in Michigan and Florida. During the third quarter of 2009, Michigan and Florida accounted for approximately 75% of the residential mortgage charge-offs. The Consumer Lending segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards. As of September 30, 2009, the Bancorp had restructured approximately $917 million of residential mortgage loans that are still accruing interest as they are in compliance with their modified terms.

Mortgage banking net revenue increased due to strong growth in originations and high sales margins during the third quarter of 2009. Consumer Lending had mortgage originations of $4.4 billion, an increase of 119% over the same quarter last year. The Bancorp remains committed to being a prime mortgage originator and has benefited from a decrease in interest rates during the latter part of 2008 and into the third quarter of 2009. Noninterest expense increased by $25 million compared to the third quarter of 2008 driven by a $14 million increase due to the growth in mortgage originations and driven by $11 million increase from other credit-related expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: Fifth Third Securities, Inc., (FTS) an indirect wholly-owned subsidiary of the Bancorp, Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp, Fifth Third Private Bank, and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provide advisory services for institutional clients including states and municipalities. The table below contains selected financial data for the Investment Advisors segment.

TABLE 22: Investment Advisors

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Income Statement Data
Net interest income	$41	50	$116	147
Provision for loan and lease losses	16	11	42	21
Noninterest income:
Investment advisory income	79	89	231	276
Other noninterest income	5	7	18	22
Noninterest expense:
Salaries, incentives and benefits	35	38	106	120
Other noninterest expenses	56	53	155	165
Income before taxes	18	44	62	139
Applicable income tax expense	6	15	24	49
Net income	$12	$29	$38	$90
Average Balance Sheet Data
Loans and leases	$3,062	3,599	3,183	3,548
Core deposits	5,113	4,308	4,830	4,751

Net income decreased $17 million compared to the third quarter of 2008 due to decreases in investment advisory revenue, net interest income and an increase in provision expense. Average loans declined 15% and average core deposit increased 19% compared to the third quarter of 2008.

Noninterest income decreased $12 million, or 13%, compared to the third quarter of 2008, as investment advisory income decreased 11%, to $79 million, with private client services income declining $4 million, or 11% and institutional income declining $4 million, or 20%, driven by lower asset values on assets managed compared to the third quarter of 2008. Included within investment advisory income is securities and brokerage income, which declined $1 million, or three percent, compared to the third quarter of 2008, reflecting a decline in transaction-based revenue as well as the continued shift in assets from equity products to lower yielding money market funds due to market volatility.

Noninterest expense was flat compared to the third quarter of 2008 as compensation expenses and incentive compensation decreased $3 million offset by a increase in FDIC insurance premium expense of $2 million and other noninterest expense items of $1 million. As of September 30, 2009, the Bancorp had $184 billion in assets under care and $25 billion in managed assets.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, historical data from the merchant processing and financial institution businesses included in the Processing Business Sale, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

The net loss reported in the third quarter of 2009 declined compared to the third quarter of 2008. The third quarter of 2009 results were primarily impacted by a $288 million benefit from the sale of Visa Inc. Class B common shares and the previous reversal of $29 million in existing litigation reserves. In addition, the provision for loan and lease losses decreased from $479 million in the third quarter of 2008 to $198 million in the third quarter of 2009, due to a slower rate of continued declines in credit quality and decrease in real estate values across much of the Bancorp’s footprint.

Quantitative and Qualitative Disclosures About Market Risk (Item 3)

RISK MANAGEMENT – OVERVIEW

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and mitigation of those risks that are inconsistent with the Bancorp’s risk profile. The Enterprise Risk Management division (ERM), led by the Bancorp’s Chief Risk Officer, ensures consistency in the Bancorp’s approach to managing and monitoring risk within the structure of the Bancorp’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes. The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks are managed through the Bancorp’s risk program. ERM includes the following key functions:

•

Commercial Credit Risk Management provides safety and soundness within an independent portfolio management framework that supports the Bancorp’s commercial loan growth strategies and underwriting practices, ensuring portfolio optimization and appropriate risk controls;

•

Risk Strategies and Reporting is responsible for quantitative analysis needed to support the commercial dual grading system, allowance for loan and lease losses (ALLL) methodology and analytics needed to assess credit risk and develop mitigation strategies related to that risk. The department also provides oversight, reporting and monitoring of commercial underwriting and credit administration processes. The Risk Strategies and Reporting department is also responsible for the economic capital program;

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

•	The ERM division creates and maintains other functions, committees or processes as are necessary to effectively manage risk throughout the Bancorp.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the newly created Enterprise Risk Management Committee (ERMC). Committees accountable to the ERMC, which support the core risk programs are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Executive Asset Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC include the Loan Loss Reserve Committee, Capital Committee and the Retail Distribution Governance Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centralized, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, which reports to the Risk and Compliance Committee of the Board of Directors, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional nine grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Overview

General economic conditions continued to deteriorate from the third quarter of 2008, which had an adverse impact across the majority of the Bancorp’s loan and lease products. Geographically, the Bancorp experienced the most stress in the states of Michigan and Florida due to the decline in real estate prices. Real estate price deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among portfolios, the commercial homebuilder and developer, remaining non-owner occupied commercial real estate, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and raised underwriting standards across both the consumer and commercial loan product offerings. During the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries and obtain the highest realizable value, the Bancorp sold or moved to held-for-sale $1.3 billion in commercial loans. Throughout 2009, the Bancorp continued to aggressively engage in other loss mitigation techniques such as reducing lines of credit, restructuring certain consumer and commercial loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio as well as expanding commercial and consumer loan workout teams. The following credit information presents the Bancorp’s loan portfolio diversification, an analysis of nonperforming loans and loans charged-off, and a discussion of the allowance for credit losses.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment and real estate project type.

The risk within the commercial real estate portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, the monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner occupied, non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum loan-to-values (LTV), minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires an appraisal of collateral be performed at origination and on an as needed basis, in conformity with market conditions and regulatory requirements. Independent reviews are performed on appraisals to ensure the appraiser is qualified and consistency in the evaluation process exists.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Table 23 provides detail on total commercial loan and leases, including held-for-sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

TABLE 23: Total Commercial Loan and Lease (a)

As of September 30 ($ in millions)	2009			2008
	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$10,506	12,160	1,028	12,728	15,669	636
Manufacturing	6,607	13,188	212	7,602	14,502	113
Financial services and insurance	4,380	8,816	44	3,512	7,991	29
Construction	4,162	5,814	888	5,656	8,575	748
Healthcare	3,000	4,966	87	3,013	4,974	17
Business services	2,693	4,822	46	2,760	5,172	36
Retail trade	2,647	5,583	120	3,878	7,193	113
Transportation and warehousing	2,552	3,027	33	2,754	3,255	33
Wholesale trade	2,279	4,539	58	2,611	4,635	18
Other services	1,178	1,614	30	1,159	1,672	19
Accommodation and food	1,021	1,496	53	1,137	1,582	63
Communication and information	880	1,406	13	937	1,546	10
Mining	786	1,199	25	788	1,278	18
Individuals	768	973	29	1,153	1,505	45
Public administration	742	911	—	740	959	—
Entertainment and recreation	715	929	27	734	992	23
Agribusiness	598	723	25	639	814	8
Utilities	493	1,359	—	483	1,228	—
Other	312	591	—	139	318	4
Total	$46,319	74,116	2,718	52,423	83,860	1,933
By loan size:
Less than $200,000	3%	2	4	3	2	4
$200,000 to $1 million	12	8	18	12	9	15
$1 million to $5 million	24	28	38	26	22	38
$5 million to $10 million	14	11	19	14	13	21
$10 million to $25 million	24	22	16	23	24	20
Greater than $25 million	23	29	5	22	30	2
Total	100%	100	100	100	100	100
By state:
Ohio	27%	31	15	25	29	12
Michigan	17	15	18	18	17	32
Florida	9	7	27	10	8	26
Illinois	8	6	9	9	9	5
Indiana	6	6	6	7	7	7
Kentucky	5	5	5	5	5	5
North Carolina	3	3	5	3	3	2
Tennessee	2	2	4	3	2	3
Pennsylvania	2	2	—	2	2	—
All other states	21	23	11	18	18	8
Total	100%	100	100	100	100	100

(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk, as compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions in the Bancorp’s key lending areas. Tables 24-27 provide an analysis of each of the categories of loans as of and for the three and nine months ended September 30, 2009.

TABLE 24: Non-Owner Occupied Commercial Real Estate

As of September 30, 2009 ($ in millions)					Net Charge-offs for September 2009
By State:	Outstanding	Exposure	90 Days Past Due	Non Accrual	Three Months Ended	Nine Months Ended
Ohio	$2,962	3,269	39	224	40	82
Michigan	2,112	2,337	59	196	39	100
Florida	1,654	1,776	71	443	72	144
Illinois	848	979	9	121	12	33
North Carolina	801	875	15	139	20	33
Indiana	546	623	3	60	8	18
All other states	1,106	1,426	89	135	25	75
Total	$10,029	11,285	285	1,318	216	485

TABLE 25: Home Builder and Developer (a)

As of September 30, 2009 ($ in millions)					Net Charge-offs for September 2009
By State:	Outstanding	Exposure	90 Days Past Due	Non Accrual	Three Months Ended	Nine Months Ended
Ohio	$423	611	11	92	13	24
Michigan	348	459	25	76	13	43
Florida	341	386	14	163	43	75
North Carolina	299	336	11	104	14	29
Indiana	117	149	—	22	2	3
All other states	318	428	18	102	23	74
Total	$1,846	2,369	79	559	108	248

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $244 million and a total exposure of $537 million are also included in Table 24: Non-Owner Occupied Commercial Real Estate.

TABLE 26: Automobile Dealers

As of September 30, 2009 ($ in millions)					Net Charge-offs for September 2009
By State:	Outstanding	Exposure	90 Days Past Due	Non Accrual	Three Months Ended	Nine Months Ended
Ohio	$315	622	—	14	5	26
Illinois	237	409	2	12	—	19
Michigan	200	362	2	4	—	3
Florida	120	194	1	10	—	12
Kentucky	37	59	—	5	2	3
All other states	270	491	1	1	—	—
Total	$1,179	2,137	6	46	7	63

TABLE 27: Automobile Manufacturing

As of September 30, 2009 ($ in millions)					Net Charge-offs for September 2009
By State:	Outstanding	Exposure	90 Days Past Due	Non Accrual	Three Months Ended	Nine Months Ended
Michigan	$248	499	—	11	14	14
Ohio	131	309	—	2	—	1
Illinois	61	144	—	—	—	—
Kentucky	37	52	—	—	—	—
Indiana	16	76	—	10	—	—
All other states	8	10	—	1	—	—
Total	$501	1,090	—	24	14	15

Quantitative and Qualitative Disclosures About Market Risk (continued)

Consumer Portfolio

The Bancorp consumer portfolio is materially comprised by three categories of loans: residential mortgage loans, home equity loans and automobile loans. While each of these types of loans has unique features, they have a common risk characteristic of loan amount to collection value.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp does originate both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs, as approximately $194 million of loans will reset in the fourth quarter of 2009 and greater than 99% of those resets are expected to have either no increase or a decrease in monthly payments, due to the decrease in index rates over the past year.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. The Bancorp monitors residential mortgages loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. The following table provides an analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance.

TABLE 28: Residential Mortgage Loans Outstanding with LTV Greater Than 80%, No Mortgage Insurance

As of September 30, 2009 ($ in millions)				Net Charge-offs for September 2009
By State:	Outstanding (a)	90 Days Past Due	Non Accrual	Three Months Ended	Nine Months Ended
Ohio	$692	7	26	5	14
Florida	407	12	55	17	56
Michigan	363	4	13	5	15
North Carolina	178	4	6	3	5
Indiana	148	1	8	1	3
Kentucky	96	1	3	—	1
Illinois	62	1	5	—	2
All other states	145	4	5	2	4
Total	$2,091	34	121	33	100

(a)	Balance represents outstanding customer principal and does not include purchase accounting premiums or discounts or other adjustments.

Home Equity Portfolio

The home equity portfolio is managed in two categories, loans outstanding with a LTV greater than 80% and those loans with a LTV of less than 80%. The carrying value of the greater than 80% LTV home equity loans and less than 80% LTV home equity loans are $5.2 billion and $7.2 billion, respectively, as of September 30, 2009. Of the total $12.4 billion of total home equity loans, 82% of outstanding loans are within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 735 as of September 30, 2009 and September 30, 2008. The Bancorp stopped origination of brokered home equity loans during the fourth quarter of 2007. In addition, the Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp believes that home equity loans with a greater than 80% LTV ratio present a higher level of risk. The following table provides an analysis of these loans as of September 30, 2009.

TABLE 29: Home Equity Loans Outstanding with LTV Greater Than 80%

As of September 30, 2009 ($ in millions)					Net Charge-offs for September 2009
By State:	Outstanding	Exposure	90 Days Past Due	Non Accrual	Three Months Ended	Nine Months Ended
Ohio	$1,770	2,501	12	6	10	32
Illinois	1,120	1,440	16	6	13	44
Michigan	518	703	7	4	8	25
Indiana	510	700	4	2	4	10
Florida	486	692	5	2	3	9
Kentucky	208	260	9	3	9	26
All other states	542	639	10	5	9	28
Total	$5,154	6,935	63	28	56	174

Quantitative and Qualitative Disclosures About Market Risk (continued)

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2009, the automobile loan portfolio was comprised of approximately 44% in new automobile loans. It is a common competitive practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk accounts. The following table provides an analysis of the Bancorp’s automobile loans with a LTV greater than 100% as of September 30, 2009.

TABLE 30: Automobile Loans Outstanding with LTV Greater Than 100%

As of September 30, 2009 ($ in millions)				Net Charge-offs for September 2009
By State:	Outstanding	90 Days Past Due	Non Accrual	Three Months Ended	Nine Months Ended
Ohio	$430	1	2	2	7
Illinois	370	1	1	2	7
Michigan	263	1	1	1	5
Indiana	225	1	1	1	4
Florida	203	1	2	2	8
Kentucky	187	—	1	1	3
All other states	2,026	4	6	12	37
Total	$3,704	9	14	21	71

Analysis of Nonperforming Assets

Prior to the first quarter of 2009, certain consumer loans (including residential mortgage loans, home equity loans and automobile loans) modified in a troubled debt restructuring (TDR) were maintained on nonaccrual status until the Bancorp believed repayment under the revised terms was reasonably assured and a sustained period of repayment performance was achieved (typically defined as six months for a monthly amortizing loan). Beginning with the first quarter of 2009, based on published guidance with respect to TDR’s from certain banking regulators and to conform to general practices within the banking industry, the Bancorp determined it was appropriate to maintain these consumer loans modified as part of a TDR on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Management believes this policy is reflective of recent regulatory guidance and provides better comparability to other financial institutions. Accordingly, during the first quarter of 2009, the Bancorp reclassified from nonaccrual to accrual status the consumer loans modified as part of a TDR that were less than 90 days past due as measured by their restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification. The income statement effect of this reclassification was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The effect of this reclassification on other amounts previously reported in prior periods is as follows:

TABLE 31: Impact of Policy Change on Reported Restructured Loans

December 31, 2008 ($ in millions)	As Previously Reported	As Reflected Under New Policy
Restructured loans (nonaccrual)
Residential mortgage loans	$342	20
Home equity	196	29
Automobile loans	6	1
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	2.96%	2.38

September 30, 2008 ($ in millions)
Restructured loans (nonaccrual)
Residential mortgage loans	258	5
Home equity	142	18
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	3.30%	2.86

A summary of nonperforming assets is included in Table 32. Nonperforming assets include: (i) nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; (ii) restructured consumer loans which are 90 days past due based on the restructured terms and credit card loans immediately upon restructuring; (iii) restructured commercial loans which have not yet met the requirements to be classified as a performing asset and (iv) other assets, including other real estate owned and repossessed equipment. In general, loans are reported in a nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on

Quantitative and Qualitative Disclosures About Market Risk (continued)

nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets, including loans held-for-sale, were $3.5 billion at September 30, 2009, compared to $2.5 billion at December 31, 2008 and $2.5 billion at September 30, 2008. At September 30, 2009 and December 31, 2008, $288 million and $473 million, respectively, of nonaccrual commercial loans were classified as held-for-sale. The nonaccrual loans classified as held for sale consisted primarily of real estate secured loans and construction loans in Michigan and Florida, and were carried at the lower of cost or market. Excluding the held-for-sale nonaccrual loans, nonperforming assets as a percentage of portfolio loans, leases and other assets, including other real estate owned, as of September 30, 2009 was 4.09% compared to 2.38% as of December 31, 2008 and 2.86% as of September 30, 2008. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 79% of nonaccrual loans and leases were secured by real estate as of September 30, 2009 compared to approximately 82% as of December 31, 2008 and September 30, 2008. Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of September 30, 2009 was 4.34% compared to 2.89% as of December 31, 2008 and 2.83% as of September 30, 2008.

Excluding the $288 million of commercial nonperforming loans held-for-sale, commercial nonperforming loans and leases increased from $1.9 billion at September 30, 2008 to $2.4 billion as of September 30, 2009. The majority of the increase was driven by the real estate and construction industries in the states of Florida and Michigan. These states combined to represent 45% of total commercial nonaccrual credits as of September 30, 2009. Of the $1.9 billion of real estate and construction nonaccrual credits, $559 million was related to homebuilders or developers.

Consumer nonperforming loans and leases increased from $296 million in the third quarter of 2008 to $517 million in the third quarter of 2009. The increase in consumer nonperforming loans is primarily attributable to declines in the housing markets in Michigan, Florida, and Ohio, the rise in unemployment, and a general weakening of the economy. Michigan, Florida, and Ohio accounted for 62% of total consumer nonperforming assets. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain loans. Consumer restructured loans are reviewed, and if repayment is likely, are recorded as performing loans. Consumer restructured loans contributed $225 million to nonperforming loans as of September 30, 2009 compared to $50 million in restructured loans as of September 30, 2008. As of September 30, 2009, the redefault rate for restructured consumer loans was 26%.

For the third quarter of 2009, quarterly interest income of $74 million would have been recorded if the loans and leases on nonaccrual status had been current in accordance with their original terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 32: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual portfolio loans and leases:
Commercial loans	$752	541	550
Commercial mortgage loans	912	482	724
Commercial construction loans	697	362	636
Commercial leases	51	21	23
Residential mortgage loans	267	259	216
Home equity	24	26	27
Automobile loans	1	5	3
Other consumer loans and leases	—	—	—
Restructured loans and leases (nonaccrual):
Commercial loans	15	—	—
Commercial mortgage loans	2	—	—
Commercial construction loans	1	—	—
Residential mortgage loans (a)	112	20	5
Home equity loans (a)	32	29	18
Automobile loans (a)	1	1	7
Credit card	80	30	20
Total nonaccrual portfolio loans and leases	2,947	1,776	2,229
Repossessed personal property and other real estate owned	273	230	222
Total nonperforming assets	3,220	2,006	2,451
Nonaccrual loans held for sale	286	473	—
Restructured loans-commercial (non accrual) held for sale	2	—	—
Total nonperforming assets including loans held for sale	3,508	2,479	2,451

Commercial loans	256	76	109
Commercial mortgage loans	184	136	157
Commercial construction loans	168	74	84
Commercial leases	4	4	3
Residential mortgage loans (b)	198	198	185
Home equity	104	96	72
Automobile loans	17	21	16
Credit card	60	56	44
Other consumer loans and leases	1	1	1
Total 90 days past due loans and leases	$992	662	671
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (c)	4.09%	2.38	2.86
Allowance for loan and lease losses as a percent of total nonperforming assets	114%	139	84

(a)	During the first quarter of 2009, the Bancorp modified its consumer nonaccrual policy to exclude troubled debt restructured loans that were less than 90 days past due because they were performing in accordance with the restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2009, December 31, 2008 and September 30, 2008, these advances were $89 million, $40 million and $32 million, respectively.
(c)	Does not include loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were $756 million, $1.6 billion, and $463 million for the three months ended September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Net charge-offs as a percent of average loans and leases were 375 bp for the third quarter of 2009, compared to 750 bp for the fourth quarter of 2008 and 217 bp for the third quarter of 2008. Table 33 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 33: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Losses charged off:
Commercial loans	$(271)	(89)	$(571)	(237)
Commercial mortgage loans	(124)	(94)	(292)	(150)
Commercial construction loans	(130)	(88)	(287)	(209)
Commercial leases	—	—	(1)	—
Residential mortgage loans	(92)	(77)	(279)	(175)
Home equity	(82)	(58)	(245)	(157)
Automobile loans	(44)	(40)	(148)	(118)
Credit card	(47)	(25)	(132)	(69)
Other consumer loans and leases	(6)	(10)	(21)	(24)
Total losses	(796)	(481)	(1,976)	(1,139)
Recoveries of losses previously charged off:
Commercial loans	15	4	35	9
Commercial mortgage loans	6	—	12	2
Commercial construction loans	4	—	5	—
Commercial leases	—	—	—	—
Residential mortgage loans	—	—	2	—
Home equity	2	3	5	6
Automobile loans	10	8	32	27
Credit card	2	1	6	5
Other consumer loans and leases	1	2	7	8
Total recoveries	40	18	104	57
Net losses charged off:
Commercial loans	(256)	(85)	(536)	(228)
Commercial mortgage loans	(118)	(94)	(280)	(148)
Commercial construction loans	(126)	(88)	(282)	(209)
Commercial leases	—	—	(1)	—
Residential mortgage loans	(92)	(77)	(277)	(175)
Home equity	(80)	(55)	(240)	(151)
Automobile loans	(34)	(32)	(116)	(91)
Credit card	(45)	(24)	(126)	(64)
Other consumer loans and leases	(5)	(8)	(14)	(16)
Total net losses charged off	$(756)	(463)	(1,872)	(1,082)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	3.70%	1.19	2.55%	1.11
Commercial mortgage loans	3.82	2.82	3.02	1.56
Commercial construction loans	11.56	5.71	7.83	4.81
Commercial leases	(.04)	(.03)	(.01)	(.02)
Total commercial loans	4.17	2.07	3.00	1.57
Residential mortgage loans	4.38	3.16	4.25	2.33
Home equity	2.54	1.77	2.54	1.66
Automobile loans	1.52	1.51	1.78	1.41
Credit card	9.08	5.45	8.89	5.06
Other consumer loans and leases	2.62	2.84	2.04	1.99
Total consumer loans	3.14	2.33	3.14	1.98
Total net losses charged off	3.75%	2.17	3.06%	1.74

The ratio of commercial loan net charge-offs to average commercial loans outstanding decreased to 4.17% in the third quarter of 2009 compared to 10.7% in the fourth quarter of 2008, and increased compared to 2.07% in the third quarter of 2008. The decrease compared to the fourth quarter of 2008 was due to net charge-offs on $1.3 billion in criticized or impaired loans moved to held for sale or sold in the fourth quarter of 2008. The increase compared to the third quarter of 2008 was due to increases in net charge-offs in all categories of the commercial loan portfolios driven by deterioration in collateral values and approximately a $3.4 billion decrease in average commercial loans. The increase in the commercial mortgage and commercial construction captions were due to homebuilders and developers that were affected by the downturn in the real estate markets. Net charge-offs for the third quarter of 2009 included $108 million related to homebuilders and developers. During the third quarter of 2009, approximately 48% of net charge-offs greater than $1 million involved loans in the construction or real estate industries of which 35% were located in Florida

Quantitative and Qualitative Disclosures About Market Risk (continued)

and 17% in Michigan, reflecting the real estate price deterioration in those regions. The states of Michigan and Florida accounted for approximately 55% of the net charge-offs in the commercial loan product portfolio for the three months ended September 30, 2009.

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 314 bp in the third quarter of 2009 compared to 240 bp in the fourth quarter of 2008 and 233 bp in the third quarter of 2008. Residential mortgage net charge-offs increased to $92 million in the third quarter of 2009 compared to $68 million in the fourth quarter of 2008 and $77 million in the third quarter of 2008. The increase from December 31, 2008 and September 30, 2008 was due to increased foreclosure rates in the Bancorp’s key lending markets and the related increase in severity of loss on mortgage loans. Florida, Michigan and Ohio continue to rank among the top states in both new foreclosures and total mortgage foreclosures. These foreclosures not only added to the volume of net charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as they contributed to declining home prices. Florida affiliates experienced the most stress and accounted for approximately 66% of the residential mortgage net charge-offs in the third quarter. Compared to the third quarter of 2008, home equity net charge-offs increased $25 million to 254 bp of average loans, primarily due to increases in the Michigan and Florida affiliates and among those products originated through a broker channel. Brokered home equity loans represented 38% of home equity net charge-offs during the third quarter of 2009, despite representing only 16% of home equity lines and loans as of September 30, 2009. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The ratio of automobile loan net charge-offs to average automobile loans was relatively flat at 152 bp in the third quarter of 2009 compared to 151 bp in the third quarter of 2008. Higher resale values at auction limited the losses on the automobile portfolio in the third quarter of 2009. The net charge-off ratio on credit card balances increased compared to the same quarter last year due to seasoning within the credit card portfolio. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

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

In the current year, the Bancorp has not substantively changed any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in the nature of the assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income. Table 34 provides a reconciliation of the ALLL and reserve for unfunded commitments.

TABLE 34: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Allowance for loan and lease losses:
Beginning balance	$3,485	1,580	$2,787	937
Net losses charged off	(756)	(463)	(1,872)	(1,082)
Provision for loan and lease losses	952	941	2,766	2,203
Ending balance	$3,681	2,058	$3,681	2,058
Reserve for unfunded commitments:
Beginning balance	$239	115	$195	95
Provision for unfunded commitments	45	17	89	35
Acquisitions	—	—	—	2
Ending balance	$284	132	$284	132

Quantitative and Qualitative Disclosures About Market Risk (continued)

The allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 4.69% at September 30, 2009, compared to 3.31% at December 31, 2008 and 2.41% at September 30, 2008. This increase is reflective of a number of factors including: the increase in delinquencies, increased loss estimates due to the real estate price deterioration in some the Bancorp’s key lending markets, increased stress in the commercial loan and lease portfolio and declines in general economic conditions. These factors were the primary drivers of the increased reserve factors for most of the Bancorp’s loan categories.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grade it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $197 million at September 30, 2009. The Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $107 million at September 30, 2009. As several quantitative and qualitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

Earnings Simulation Model

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an earnings simulation model to analyze the sensitivity of net interest income and certain noninterest items to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Enterprise Risk Management Committee and the Asset Liability Committee (ALCO), which includes senior management representatives and is accountable to the Risk and Compliance Committee of the Board of Directors, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated, relative to policy limits, by measuring the anticipated change in net interest income and mortgage banking revenue over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for September 30, 2009. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated earnings sensitivity profile and ALCO policy limits as of September 30 2009:

TABLE 35: Estimated Earnings Sensitivity Profile

Change in Interest Rates (bp)	Change in Earnings (FTE)		ALCO Policy Limits
	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(0.50)%	(0.44)	(5.00)	(7.00)
+100	(0.44)	(0.73)	—	—

Quantitative and Qualitative Disclosures About Market Risk (continued)

Market Value of Equity

The Bancorp also employs market value of equity (MVE) as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the MVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The MVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of MVE to changes in the level of interest rates is a measure of longer-term interest rate risk. MVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving expected changes in pricing of the transaction deposit portfolios. During the third quarter of 2009, the ALCO reviewed its policy limits and determined the risk limit should be reduced from 20% to 15%. This reduction reflects the current higher-stress economic environment and is consistent with earnings at risk limits, given a +/- 200 bp change in interest rates.

The following table shows the Bancorp’s MVE sensitivity profile and the ALCO policy limits as of September 30, 2009:

TABLE 36: Estimated MVE Sensitivity Profile

Change in Interest Rates (bp)	Change in MVE	ALCO Policy Limits
+200	(1.69)%	(15.0)
+100	(0.01)
-25	(0.40)

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The earnings simulation and MVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings and cash flows caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions. For further information on the Bancorp’s overall interest rate risk management strategy and the notional amount and fair values of these derivatives as of September 30, 2009, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

Table 37 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of September 30, 2009:

TABLE 37: Portfolio Loan and Lease Principal Cash Flows

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial loans	$13,380	10,573	2,222	26,175
Commercial mortgage loans	4,475	5,403	2,227	12,105
Commercial construction loans	2,325	1,009	813	4,147
Commercial leases	543	1,351	1,690	3,584
Subtotal - commercial loans and leases	20,723	18,336	6,952	46,011
Residential mortgage loans	2,078	2,982	3,169	8,229
Home equity	2,137	5,259	4,981	12,377
Automobile loans	3,263	5,230	479	8,972
Credit card	187	1,786	—	1,973
Other consumer loans and leases	432	396	29	857
Subtotal - consumer loans and leases	8,097	15,653	8,658	32,408
Total	$28,820	33,989	15,610	78,419

Quantitative and Qualitative Disclosures About Market Risk (continued)

Segregated by interest rate type, the following is a summary of expected principal cash flows occurring after one year as of September 30, 2009:

TABLE 38: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial loans	$3,921	8,874
Commercial mortgage loans	2,726	4,904
Commercial construction loans	794	1,028
Commercial leases	3,041	—
Subtotal - commercial loans and leases	10,482	14,806
Residential mortgage loans	3,516	2,635
Home equity	1,860	8,380
Automobile loans	5,663	46
Credit card	873	913
Other consumer loans and leases	417	8
Subtotal - consumer loans and leases	12,329	11,982
Total	$22,811	26,788

Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the MSR portfolio was $625 million, $496 million and $684 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities.

Mortgage rates declined throughout the third quarter of 2009 which caused prepayment assumptions to increase, leading to a temporary impairment of $38 million during the three months ended September 30, 2009, compared to a temporary impairment of $23 million during the third quarter of 2008. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $61 million and $30 million on its non-qualifying hedging strategy for the three months ended September 30, 2009 and 2008, respectively. The gains on non-qualifying hedging strategy for the third quarter of 2008 include $22 million of net gains on the sale of securities, compared to no sale activity for the third quarter of 2009. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2009 and September 30, 2008 was $287 million and $330 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

Quantitative and Qualitative Disclosures About Market Risk (continued)

LIQUIDITY RISK MANAGEMENT

The goal of liquidity risk management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the national money markets and delivering consistent growth in core deposits. Of the $15.3 billion (amortized cost basis) of securities in the Bancorp’s available-for-sale portfolio at September 30, 2009, $5.8 billion in principal and interest is expected to be received in the next 12 months, and an additional $2.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s available-for-sale securities portfolio, see the Investment Securities section of the MD&A. In addition to available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain floating rate short-term commercial loans, certain floating-rate home equity loans, certain automobile loans and other consumer loans are also capable of being securitized, sold or transferred off-balance sheet. For the three months ended September 30, 2009 and 2008, loans totaling $6.1 billion and $2.4 billion, respectively, were sold, securitized or transferred off-balance sheet. For the nine months ended September 30, 2009 and 2008, loans totaling $17.1 billion and $13.6 billion, respectively, were sold, securitized or transferred off-balance sheet. Recent developments in accounting standards may impact the level of activity and types of assets that the Bancorp is able to securitize or transfer off-balance sheet. For further information on the transfer of financial assets and consolidation of VIEs, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 74% of its average total assets during the third quarter of 2009. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks as a funding source. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of September 30, 2009, $8.8 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations, however, access to these markets may depend on market conditions. The Bancorp also has $18.2 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $22.1 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks.

The Bancorp had senior debt credit ratings of “Baa1” with Moody’s, “BBB” with Standard & Poor’s, “A-” with Fitch Ratings and “A” with DBRS Ltd. at October 31, 2009. The ratings mentioned above reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

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

Supervisory Capital Assessment Program (SCAP) Results

On May 7, 2009, the Bancorp announced its SCAP results. The results of the SCAP assessment indicated that the Bancorp’s Tier 1 Capital and Total Risk-Based Capital ratios were expected to continue to exceed the levels required to maintain a “well-capitalized” status under the more adverse scenario as defined by the assessment. As a result, the Bancorp was not required to raise additional overall capital. The SCAP results did indicate that the Bancorp’s Tier 1 common equity would be required to be augmented to maintain a capital buffer above the newly required four percent threshold of the Tier 1 common equity ratio under the more adverse scenario of the assessment. The total amount required, prior to considering activities by the Bancorp since the end of the fourth quarter of 2008, was $2.6 billion. After considering such activities, including the sale of the Bancorp’s processing business, the indicated additional net Tier 1 common equity required was $1.1 billion. The $1.1 billion requirement was after consideration of the Bancorp’s previously announced Processing Business Sale, but before consideration of any other measures that management believed to be available to the Bancorp to generate additional Tier 1 common equity. During the second quarter of 2009, in order to raise additional capital to augment Tier 1 common equity, the Bancorp completed a $1 billion common stock offering and an exchange of a portion of its Series G preferred shares. The exchange also had the effect of reducing the related dividends on the Series G preferred shares by approximately $104 million over the SCAP assessment period. As a result of the Processing Business Sale, the common stock offering, and the exchange of the preferred stock, the Bancorp exceeded its Tier 1 common equity requirement under the SCAP assessment by approximately $650 million. Additionally, in July of 2009, the Bancorp sold its Visa, Inc. Class B common shares resulting in an additional $187 million benefit to equity.

Common Stock Offering

On June 4, 2009, the Bancorp announced the successful completion of its $1 billion at-the-market offering of its common shares. Through this offering, the Bancorp issued approximately 158 million shares at an average price of $6.33.

Preferred Series G Tender Offer

On June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. The Bancorp issued approximately 60 million shares of common stock and paid $230 million in cash in exchange for 7 million depositary shares. Overall, $696 million in liquidation amount of the Bancorp’s depositary shares were validly tendered, not withdrawn and exchanged, which represented 63% of the aggregate liquidation amount of its depositary shares. An aggregate of 7 million depositary shares representing 27,849 shares of Series G preferred stock were retired upon receipt. At the time of exchange, the Bancorp recognized an increase to retained earnings and net income available to common shareholders of $35 million, calculated as the difference between the carrying amount of the Series G preferred stock exchanged and the sum of the fair value of the common stock plus cash delivered. After settlement of the exchange offer, 4,112,750 depositary shares representing 16,451 shares of Series G preferred stock remained outstanding. As a result of this exchange, the Bancorp increased its common equity by $441 million.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 39: Capital Ratios

($ in millions)	September 30, 2009	December 31, 2008	September 30, 2008
Tier I capital	$13,574	11,924	$9,735
Total risk-based capital	17,927	16,646	13,973
Risk-weighted assets (a)	102,575	112,622	113,601
Regulatory capital ratios:
Tier I capital	13.23%	10.59	8.57%
Total risked-based capital	17.48	14.78	12.30
Tier I leverage	12.34	10.27	8.77
Tier I common equity	7.03	4.37	5.18

(a)	Under the banking agencies risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk weighted assets.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In the third quarter of 2009, the Bancorp paid dividends per common share of $0.01, consistent with the $0.01 per share paid in the fourth quarter of 2008, and a decrease from the $0.15 paid in the third quarter of 2008.

As previously discussed, the Bancorp issued $3.4 billion in senior preferred stock and related warrants to the U.S. Treasury as part of the CPP in the fourth quarter of 2008. Upon issuance, the Bancorp agreed to limit dividends to common shareholders to the quarterly dividend rate paid prior to October 14, 2008, which was $0.15. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party. In conjunction with the CPP, the Bancorp made dividend payments totaling $43 million and $128 million during the three and nine months ended September 30, 2009, respectively.

Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp is restricted in its repurchases of its common stock. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party. The Bancorp’s repurchase of equity securities is shown in Table 38.

TABLE 40: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	—	$—	—	19,201,518
August 1, 2009 – August 31, 2009	—	—	—	19,201,518
September 1, 2009 – September 30, 2009	—	—	—	19,201,518
Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 10,799 shares during the third quarter of 2009 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

OFF-BALANCE SHEET ARRANGEMENTS

The Bancorp uses off-balance sheet conduits and asset securitizations to provide a source of funding. In addition, in the ordinary course of business, the Bancorp enters into various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. The nature and extent of these transactions are discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements.

These off-balance sheet arrangements are discussed in detail in “Management’s Discussion and Analysis—Off-Balance Sheet Arrangements” in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2009	December 31, 2008	September 30, 2008
Assets
Cash and due from banks	$2,130	2,739	$2,774
Available-for-sale and other securities (a)	15,682	12,728	13,177
Held-to-maturity securities (b)	356	360	360
Trading securities	1,079	1,191	915
Other short-term investments	1,126	3,578	229
Loans held for sale (c)	2,063	1,452	1,000
Portfolio loans and leases:
Commercial loans	26,175	29,197	29,424
Commercial mortgage loans	12,105	12,502	13,355
Commercial construction loans	4,147	5,114	6,002
Commercial leases	3,584	3,666	3,642
Residential mortgage loans (d)	8,229	9,385	9,351
Home equity	12,377	12,752	12,599
Automobile loans	8,972	8,594	8,306
Credit card	1,973	1,811	1,688
Other consumer loans and leases	857	1,122	1,131
Portfolio loans and leases	78,419	84,143	85,498
Allowance for loan and lease losses	(3,681)	(2,787)	(2,058)
Portfolio loans and leases, net	74,738	81,356	83,440
Bank premises and equipment	2,426	2,494	2,470
Operating lease equipment	486	463	369
Goodwill	2,417	2,624	3,592
Intangible assets	119	168	188
Servicing rights	626	499	687
Other assets	7,492	10,112	7,093
Total Assets	$110,740	119,764	$116,294
Liabilities
Deposits:
Demand	$17,666	15,287	$14,241
Interest checking	15,168	14,222	13,251
Savings	17,098	16,063	15,955
Money market	4,378	4,689	5,352
Other time	13,725	14,350	11,778
Certificates - $100,000 and over	8,962	11,851	13,173
Foreign office and other	2,361	2,151	3,710
Total deposits	79,358	78,613	77,460
Federal funds purchased	433	287	2,521
Other short-term borrowings	3,674	9,959	8,791
Accrued taxes, interest and expenses	878	2,029	1,757
Other liabilities	2,547	3,214	2,122
Long-term debt	10,162	13,585	12,947
Total Liabilities	97,052	107,687	105,598
Shareholders’ Equity
Common stock (e)	1,779	1,295	1,295
Preferred stock (f)	3,599	4,241	1,082
Capital surplus (g)	1,729	848	597
Retained earnings	6,496	5,824	8,013
Accumulated other comprehensive income	285	98	(60)
Treasury stock	(200)	(229)	(231)
Total Shareholders’ Equity	13,688	12,077	10,696
Total Liabilities and Shareholders’ Equity	$110,740	119,764	$116,294

(a)	Amortized cost: September 30, 2009 - $15,260, December 31, 2008 - $12,550 and September 30, 2008 - $13,249.
(b)	Fair values: September 30, 2009 - $356, December 31, 2008 - $360 and September 30, 2008 - $360.
(c)	Includes $1,575, $881 and $844 of residential mortgage loans held for sale measured at fair value at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
(d)	Includes $16, $7 and $5 of residential mortgage loans measured at fair value at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
(e)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2009 – 795,316,187 (excludes 6,188,001 treasury shares), December 31, 2008 - 577,386,612 (excludes 6,040,492 treasury shares) and September 30, 2008 – 577,486,544 (excludes 5,912,013 treasury shares).
(f)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at September 30, 2009; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,451 issued and outstanding at September 30, 2009; 7,250 shares of 8.0% cumulative Series D convertible (at $23.5399 per share) perpetual preferred stock with a stated value of $1,000 per share, which were issued and outstanding at September 30, 2008 and repurchased for $22 million and retired on November 26, 2008; 2,000 shares of 8.0% cumulative Series E perpetual preferred stock with a stated value of $1,000 per share, which were issued and outstanding at September 30, 2008 and repurchased for $6 million and retired on November 26, 2008.
(g)	Includes ten-year warrants initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2009	2008	2009	2008
Interest Income
Interest and fees on loans and leases	$986	$1,378	$2,977	3,718
Interest on securities	183	165	547	472
Interest on other short-term investments	—	5	1	12
Total interest income	1,169	1,548	3,525	4,202
Interest Expense
Interest on deposits	228	291	759	967
Interest on short-term borrowings	4	64	41	193
Interest on long-term debt	68	130	249	421
Total interest expense	300	485	1,049	1,581
Net Interest Income	869	1,063	2,476	2,621
Provision for loan and lease losses	952	941	2,766	2,203
Net Interest Income (Loss) After Provision for Loan and Lease Losses	(83)	122	(290)	418
Noninterest Income
Service charges on deposits	164	172	472	478
Mortgage banking net revenue	140	45	421	228
Corporate banking revenue	86	104	301	323
Investment advisory revenue	74	90	222	275
Card and processing revenue	74	235	539	682
Gain on sale of processing business	(6)	—	1,758	—
Other noninterest income	311	112	372	339
Securities gains (losses), net	8	(63)	(12)	(45)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	22	57	24
Total noninterest income	851	717	4,130	2,304
Noninterest Expense
Salaries, wages and incentives	335	321	1,008	1,000
Employee benefits	83	72	241	216
Net occupancy expense	75	77	233	222
Technology and communications	43	47	133	142
Equipment expense	30	34	92	95
Card and processing expense	25	70	167	203
Other noninterest expense	285	346	985	665
Total noninterest expense	876	967	2,859	2,543
Income (Loss) Before Income Taxes	(108)	(128)	981	179
Applicable income tax expense (benefit)	(11)	(72)	146	150
Net Income (Loss)	(97)	(56)	835	29
Dividends on preferred stock	62	25	165	26
Net Income (Loss) Available to Common Shareholders	$(159)	(81)	$670	3
Earnings Per Share	$(0.20)	(0.14)	$1.00	0.01
Earnings Per Diluted Share	$(0.20)	(0.14)	$0.91	0.01

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	For the nine months ended September 30,
($ in millions, except per share data)	2009	2008
Total Shareholders’ Equity, beginning	$12,077	$9,161
Net income	835	29
Other comprehensive income, net of tax:
Change in unrealized gains and (losses):
Available-for-sale securities (a)	159	47
Qualifying cash flow hedges	20	15
Change in accumulated other comprehensive income related to employee benefit plans	8	4
Comprehensive income	1,022	95
Cash dividends declared:
Common stock (2009 - $.03 per share and 2008 - $.74 per share)	(21)	(408)
Preferred stock	(168)	(26)
Issuance of common stock	986	—
Issuance of preferred stock, Series G	—	1,072
Exchange of preferred stock, Series G	(234)	—
Stock-based awards exercised, including treasury shares issued	1	—
Stock-based compensation expense	34	43
Loans repaid related to the exercise of stock-based awards, net	—	2
Change in corporate tax benefit related to stock-based compensation	(30)	(15)
Shares issued in an acquisition	—	770
Reversal of OTTI (a)	24	—
Other	(3)	2
Total Shareholders’ Equity, ending	$13,688	$10,696

(a)	Includes the after-tax impact of the reversal of other than temporary impairment (OTTI) totaling $24 million in the second quarter of 2009.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
($ in millions)	2009	2008
Operating Activities
Net income	$835	29
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,766	2,203
Depreciation, amortization and accretion	258	268
Stock-based compensation expense	34	43
Provision for deferred income taxes	154	84
Realized securities gains	(27)	(34)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(64)	(24)
Realized securities losses	39	79
Realized securities losses – non-qualifying hedges on mortgage servicing rights	7	—
Provision (recovery) for mortgage servicing rights	56	(1)
Net losses (gains) on sales of loans	7	(56)
Capitalized mortgage servicing rights	(305)	(155)
Loss on recalculation of the timing of tax benefits on leveraged leases	—	130
Loans originated for sale, net of repayments	(17,447)	(9,602)
Proceeds from sales of loans held for sale	16,815	9,379
Decrease in trading securities	273	406
Gain on sale of processing business, net of tax	(1,052)	—
Decrease in other assets	1,288	790
Decrease in accrued taxes, interest and expenses	(1,115)	(701)
(Decrease) increase in other liabilities	(51)	345
Net Cash Provided by Operating Activities	2,471	3,183
Investing Activities
Proceeds from sales of available-for-sale securities	3,624	4,176
Proceeds from calls, paydowns and maturities of available-for-sale securities	92,032	49,903
Purchases of available-for-sale securities	(98,325)	(56,045)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	3	3
Purchases of held-to-maturity securities	—	(10)
Decrease in other short-term investments	2,452	393
Decrease (increase) in loans and leases	4,631	(5,268)
Proceeds from sale of loans	320	4,439
Increase in operating lease equipment	(52)	(39)
Purchases of bank premises and equipment	(157)	(324)
Proceeds from disposal of bank premises and equipment	28	30
Proceeds from sale of processing business	562	—
Net cash paid in acquisitions	(16)	(154)
Net Cash Provided by (Used In) Investing Activities	5,102	(2,896)
Financing Activities
Increase (decrease) in core deposits	3,346	(6,434)
(Decrease) increase in certificates - $100,000 and over, including other foreign office	(2,898)	4,606
Increase (decrease) in federal funds purchased	146	(2,117)
(Decrease) increase in other short-term borrowings	(6,285)	3,311
Proceeds from issuance of long-term debt	4	2,151
Repayment of long-term debt	(3,058)	(2,190)
Payment of cash dividends	(188)	(577)
Exercise of stock-based awards, net	—	2
Issuance of common stock	986	—
Issuance of preferred stock	—	1,072
Exchange of preferred stock	(234)	—
Excess tax benefit related to stock-based compensation	—	1
Other	(1)	2
Net Cash Used In Financing Activities	(8,182)	(173)
(Decrease) Increase in Cash and Due from Banks	(609)	114
Cash and Due from Banks at Beginning of Period	2,739	2,660
Cash and Due from Banks at End of Period	$2,130	2,774

Cash Payments
Interest	$1,127	$1,580
Income taxes	97	408

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and variable interest entities (VIEs) in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated. The Bancorp has evaluated subsequent events through November 6, 2009, the date of issuance, to determine if either recognition or disclosure of significant events or transactions is required.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2009 and 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008, and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2009 and 2008. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed consolidated financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three and nine months ended September 30, 2009 and 2008 and the cash flows and changes in shareholders’ equity for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2008 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior periods’ Condensed Consolidated Financial Statements and related notes to conform to the current period presentation.

2.	Supplemental Cash Flow Information

Noncash investing and financing activities are presented in the following table:

	Nine months ended September 30
($ in millions)	2009	2008
Transfers of portfolio loans to held-for-sale loans	$36	$59
Transfers of held-for-sale loans to portfolio loans	18	1,627
Transfers of held-for-sale loans to available-for-sale securities	—	430
Transfers of held-for-sale loans to trading securities	136	268
Transfers of portfolio loans to trading securities	—	92
Transfers of portfolio loans to other real estate owned	269	214

Noncash activities from acquisitions:
Fair value of tangible assets acquired	7	4,321
Goodwill and identifiable intangible assets acquired	13	1,206
Liabilities assumed	(4)	(4,603)
Common stock issued	—	(770)

3.	Accounting and Reporting Developments

FASB Accounting Standards Codification

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This Update amends the FASB Accounting Standards Codification (ASC) for the issuance of Statement No. 168, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bancorp has incorporated the disclosure requirements of ASU 2009-01 by reference to the ASC in these Notes to the Bancorp’s Condensed Consolidated Financial Statements.

Transfers of Financial Assets

In June 2009, the FASB issued guidance amending the accounting for the transfers of financial assets. This amended guidance removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. The amended guidance is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited. The Bancorp’s implementation of the amended guidance will impact its structuring of securitizations and other

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

transfers of financial assets, including guaranteed mortgage securitizations, in order to meet the amended sale treatment criteria under the new guidance. In addition, see the discussion below regarding amended guidance on the consolidation of variable interest entities and the impact on the Bancorp’s Condensed Consolidated Financial Statements for assets previously transferred to QSPEs.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance amending the accounting for the consolidation of variable interest entities (VIEs). This new guidance amends the methodology for determining the primary beneficiary (and therefore consolidator) of a VIE and will require such assessment to be performed on an ongoing basis. Under this new guidance, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Upon transition, if the Bancorp is required to consolidate a VIE as a result of initial application of the amended guidance, the Bancorp must initially measure the assets, liabilities, and noncontrolling interest of the VIE at their carrying amounts, defined as the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Bancorp’s Condensed Consolidated Financial Statements if the amended guidance had been effective when the Bancorp first met the conditions to be the primary beneficiary under the amended guidance. If determining the carrying amounts is not practical, then the Bancorp shall measure the assets, liabilities, and noncontrolling interests of the VIE at fair value on the date the amended guidance first applies. Any difference between the amounts added to the Bancorp’s Condensed Consolidated Balance Sheets and the amounts of any previously recognized interests in the newly consolidated entity must be recognized as a cumulative effect adjustment to retained earnings. Due to the concurrent issuance and effective date of the previously discussed amended guidance for the transfers of financial assets and the removal of the QSPE concept, the Bancorp will be required to assess all VIEs, including those formed as QSPEs in transfers that occurred prior to January 1, 2010, to determine whether the Bancorp is the primary beneficiary of the entity under the amended guidance. The Bancorp will also be required under the amended guidance to provide additional disclosures about its involvement with VIEs, any significant changes in risk exposure due to that involvement, and how that involvement affects the Bancorp’s Condensed Consolidated Financial Statements. The amended guidance is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited.

The Bancorp previously transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly-owned by an independent third party. This QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. In addition, the Bancorp previously sold automobile and home equity loans, isolated through the use of securitization trusts and conduits, formed as unconsolidated QSPEs, to facilitate the securitization process. The Bancorp has determined that upon adoption of the amended guidance for the transfers of financial assets and consolidation of VIEs, it will be deemed the primary beneficiary of each of these QSPEs and, therefore, will be required to consolidate the entities on January 1, 2010. As of September 30, 2009, consolidation of these entities would have resulted in an increase in total assets of approximately $1.6 billion and a negative cumulative effect adjustment to retained earnings of up to $92 million. Additionally, as of September 30, 2009, the impact of consolidating these entities would not have had a material effect on the Bancorp’s capital ratios. The Bancorp is currently assessing other unconsolidated entities in which it holds a variable interest or interests.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value”. This Update provides amendments to the Codification for the fair value measurement of liabilities, providing clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with ASC Topic 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period beginning after its issuance. The adoption of the amendments in this Update in the fourth quarter of 2009 is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Fair Value of Alternative Investments

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This Update applies to certain investments that do not have a readily determinable fair value, commonly referred to as alternative investments. Examples of these investees may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. This Update creates a practical expedient to measure the fair value on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore certain attributes, such as restrictions on redemption, and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

value of the investment if the practical expedient is used. This Update also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. The adoption of this Update in the fourth quarter of 2009 is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

4.	Restriction on Cash and Dividends

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the reserve requirement was approximately $231 million, $406 million and $403 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Dividends paid by the Bancorp are subject to various federal and state regulatory limitations. The dividends paid by the Bancorp’s state chartered bank are subject to regulations and limitations prescribed by the appropriate state authority. Under these provisions, due to the charter consolidation, the Bancorp’s state chartered bank would require regulatory approval to pay a dividend at September 30, 2009, and the dividend limitations were $492 million and $2.2 billion at December 31, 2008, and September 30, 2008, respectively. See Note 13 for further information on the Bancorp’s charter consolidation. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Based on retained earnings at September 30, 2009, December 31, 2008 and September 30, 2008, the dividend limitation of the Bancorp’s nonbank subsidiaries under these provisions was $82 million, $50 million and $54 million, respectively.

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

5.	Securities

The following tables provide the amortized cost and fair value for the major categories of the available-for-sale and held-to-maturity securities portfolios:

As of September 30, 2009 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$367	1	—	$368
U.S. Government sponsored agencies	1,745	44	(17)	1,772
Obligations of states and political subdivisions	310	4	—	314
Agency mortgage-backed securities	9,115	370	(1)	9,484
Other bonds, notes and debentures	2,556	47	(35)	2,568
Other securities (a)	1,167	9	—	1,176
Total	$15,260	475	(53)	$15,682
Held-to-maturity:
Obligations of states and political subdivisions	$351	—	—	$351
Other debt securities	5	—	—	5
Total	$356	—	—	$356

As of December 31, 2008 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$186	4	—	$190
U.S. Government sponsored agencies	1,651	83	(4)	1,730
Obligations of states and political subdivisions	323	4	(1)	326
Agency mortgage-backed securities	8,529	157	(5)	8,681
Other bonds, notes and debentures	613	—	(43)	570
Other securities (a)	1,248	—	(17)	1,231
Total	$12,550	248	(70)	$12,728
Held-to-maturity:
Obligations of states and political subdivisions	$355	—	—	$355
Other debt securities	5	—	—	5
Total	$360	—	—	$360

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2008 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$187	1	—	$188
U.S. Government sponsored agencies	329	1	—	330
Obligations of states and political subdivisions	357	3	—	360
Agency mortgage-backed securities	9,773	76	(78)	9,771
Other bonds, notes and debentures	1,552	2	(69)	1,485
Other securities (a)	1,051	65	(73)	1,043
Total	$13,249	148	(220)	$13,177
Held-to-maturity:
Obligations of states and political subdivisions	$355	—	—	$355
Other debt securities	5	—	—	5
Total	$360	—	—	$360

(a)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $551 million and $294 million, respectively, at September 30, 2009, $545 million and $252 million, respectively, at December 31, 2008 and $544 million and $252 million, respectively, at September 30, 2008, that are carried at cost, and certain mutual fund holdings and equity security holdings.

For the three and nine months ended September 30, 2009, gross realized gains on the sale of available-for-sale securities were $16 million and $90 million, respectively, while gross realized losses on the sale of available-for sale-securities were $2 million and $33 million, respectively. For the three and nine months ended September 30, 2008, gross realized gains on the sale of available-for-sale securities were $22 million and $58 million, respectively, while gross realized losses on the sale of available-for-sale securities were $63 million and $79 million, respectively.

The amortized cost and approximate fair value of available-for-sale and held-to-maturity securities at September 30, 2009, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale & Other		Held-to-Maturity
As of September 30, 2009 ($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
Under 1 year	$1,121	1,123	—	—
1-5 years	1,562	1,612	150	150
5-10 years	2,364	2,406	175	175
Over 10 years	9,046	9,365	31	31
Other securities	1,167	1,176	—	—
Total	$15,260	15,682	356	356

The following tables provide the fair value and gross unrealized loss of securities available for sale, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
As of September 30, 2009 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$99	—	1	—	100	—
U.S. Government sponsored agencies	700	(17)	—	—	700	(17)
Obligations of states and political subdivisions	1	—	3	—	4	—
Agency mortgage-backed securities	67	(1)	1	—	68	(1)
Other bonds, notes and debentures	358	(18)	159	(17)	517	(35)
Other securities	1	—	—	—	1	—
Total	$1,226	(36)	164	(17)	1,390	(53)

	Less than 12 months		12 months or more		Total
As of December 31, 2008 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$1	—	1	—	2	—
U.S. Government sponsored agencies	367	(4)	—	—	367	(4)
Obligations of states and political subdivisions	5	(1)	3	—	8	(1)
Agency mortgage-backed securities	480	(2)	876	(3)	1,356	(5)
Other bonds, notes and debentures	184	(23)	81	(20)	265	(43)
Other securities	37	(17)	2	—	39	(17)
Total	$1,074	(47)	963	(23)	2,037	(70)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Less than 12 months		12 months or more		Total
As of September 30, 2008 ($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Government agencies	$—	—	$2	—	$2	—
U.S. Government sponsored agencies	185	—	—	—	185	—
Obligations of states and political subdivisions	6	—	1	—	7	—
Agency mortgage-backed securities	2,816	(28)	2,135	(50)	4,951	(78)
Other bonds, notes and debentures	505	(67)	6	(2)	511	(69)
Other securities	79	(36)	40	(37)	119	(73)
Total	$3,591	(131)	2,184	(89)	5,775	(220)

At September 30, 2009, December 31, 2008, and September 30, 2008, securities with a fair value of $12.0 billion, $9.2 billion, and $9.5 billion, respectively, were pledged to secure borrowings, public deposits, trust funds and for other purposes as required or permitted by law.

At September 30, 2009, December 31, 2008 and September 30, 2008, 29%, 26% and three percent, respectively, of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities.

Trading securities were $1.1 billion as of September 30, 2009 compared to $1.2 billion at December 31, 2008 and $915 million at September 30, 2008. The increase in trading securities since September 30, 2008 was due to the Bancorp purchasing additional VRDNs from the market during the fourth quarter of 2008. VRDNs classified as trading securities totaled $966 million, $1.1 billion and $366 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. See Note 11 for further information on VRDNs. Realized losses on trading securities, net of realized gains, for the three and nine months ended September 30, 2009 were $1 million and $2 million, respectively. Unrealized losses on trading securities, net of unrealized gains, for the three and nine months ended September 30, 2009 were $6 million and $10 million, respectively. The net unrealized loss on trading securities held at September 30, 2009 was $14 million. Net realized and unrealized gains and losses on trading securities for the three and nine months ended September 30, 2008 were immaterial to the Condensed Consolidated Financial Statements.

Other-Than-Temporary Impairments (OTTI)

If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Bancorp must determine whether an OTTI has occurred. Under U.S. GAAP, the recognition and measurement requirements related to OTTI differs for debt and equity securities.

For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred, and the Bancorp must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized through earnings and the non-credit component is recognized through accumulated other comprehensive income. During the third quarter of 2009, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.

For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized in earnings. During the third quarter of 2009, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities.

During 2008, the Bancorp recognized a pre-tax OTTI charge of $37 million ($24 million after-tax) on certain bank trust preferred debt securities classified as available-for-sale. Upon a change in U.S. GAAP, the Bancorp concluded in the second quarter of 2009 that the OTTI charges on these trust preferred debt securities were due to non-credit related factors. Therefore, the Bancorp recognized an after-tax increase of $24 million to the opening balance of retained earnings and a corresponding decrease to accumulated other comprehensive income in the second quarter of 2009.

6.	Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. Changes in the net carrying amount of goodwill by reporting segment for the nine months ended September 30, 2009 and 2008 were as follows:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions (a)	Investment Advisors	Total
Net carrying value as of December 31, 2008:	$614	1,657	—	205	148	2,624
Acquisition activity	(1)	(1)	—	7	—	5
Sale of Processing Business	—	—	—	(212)	—	(212)
Net carrying value as of September 30, 2009	613	1,656	—	—	148	2,417

Carrying value as of December 31, 2007:	995	950	182	205	138	2,470
Acquisition activity	375	704	33	—	10	1,122
Carrying value as of September 30, 2008	$1,370	1,654	215	205	148	3,592

(a)	As a result of the Processing Business sale on June 30, 2009, Processing Solutions is no longer a segment of the Bancorp.

The Bancorp completed its annual goodwill impairment test as of September 30, 2009 and determined that no impairment existed. The Bancorp evaluates goodwill at the segment level for impairment. In Step 1 of the goodwill impairment test, the Bancorp compared the fair value of each reporting unit to its carrying amount, including goodwill. To determine the fair value of a reporting unit, the Bancorp employed an income-based approach utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. The Bancorp believes that this discounted cash flows (DCF) method, using management projections for the respective reporting units and an appropriate risk adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. Under the DCF method, the forecasted cash flows were developed for each reporting unit by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 3% based on the Bancorp’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation. Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates used to develop the estimated fair value of the reporting units ranged from 17.0 % to 18.4%. Based on the results of the Step 1 test, the Bancorp determined that the fair value of the Commercial Banking, Branch Banking, and Investment Advisors reporting units exceeded their respective carrying values, and consequently no further testing was required.

On June 30, 2009, the Bancorp completed the Processing Business Sale, which resulted in a $212 million reduction of goodwill for the Bancorp. See Note 20 for further information regarding the Processing Business Sale.

During the second quarter of 2008, the Bancorp acquired First Charter, which resulted in the recognition of $1.1 billion of goodwill.

During the fourth quarter of 2008, the Bancorp determined that the fair value of certain reporting units had more-likely-than-not decreased below their carrying values and therefore an interim impairment test was performed as of December 31, 2008. The Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of September 30, 2009 and December 31, 2008. Carrying values on or after December 31, 2008 are presented net of accumulated impairment losses.

7.	Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at September 30, 2009, December 31, 2008 and September 30, 2008 of 3.5 years, 2.8 years and 3.8 years, respectively. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 8. The details of the Bancorp’s intangible assets are shown in the following table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of September 30, 2009:
Mortgage servicing rights	$1,919	(982)	(312)	625
Other consumer and commercial servicing rights	12	(11)	—	1
Core deposit intangibles	487	(386)	—	101
Other	53	(35)	—	18
Total intangible assets	$2,471	(1,414)	(312)	745
As of December 31, 2008:
Mortgage servicing rights	$1,614	(862)	(256)	496
Other consumer and commercial servicing rights	13	(10)	—	3
Core deposit intangibles	487	(346)	—	141
Other	61	(34)	—	27
Total intangible assets	$2,175	(1,252)	(256)	667
As of September 30, 2008:
Mortgage servicing rights	$1,573	(841)	(48)	684
Other consumer and commercial servicing rights	14	(11)	—	3
Core deposit intangibles	485	(333)	—	152
Other	67	(31)	—	36
Total intangible assets	$2,139	(1,216)	(48)	875

As of September 30, 2009, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended September 30, 2009 and 2008 was $42 million and $39 million, respectively. For the nine months ended September 30, 2009 and 2008, amortization expense was $162 million and $127 million, respectively. The Bancorp estimates amortization expense, including servicing rights, to be approximately $62 million for the remaining three months of 2009, $209 million in 2010, $152 million in 2011, $116 million in 2012 and $90 million in 2013.

8.	Sales of Receivables and Servicing Rights

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

For the three months ended September 30, 2009 and 2008, the Bancorp recognized gains of $96 million and $43 million, respectively, on residential mortgage loan sales of $5.7 billion and $2.1 billion, respectively. Additionally, the Bancorp recognized $50 million and $39 million in servicing fees on residential mortgages for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Bancorp recognized gains of $387 million and $214 million, respectively, on residential mortgage loan sales of $16.1 billion and $9.7 billion, respectively. Additionally, the Bancorp recognized $144 million and $122 million in servicing fees on residential mortgages for the nine months ended September 30, 2009 and 2008, respectively. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Condensed Consolidated Statements of Income. Refer to Note 11 for further information on residential mortgage loans sold with recourse.

Automobile Loan Securitizations

During the first quarter of 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions, recognizing gains of $15 million, offset by $26 million in losses on related hedges. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process. The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. During 2008 and the nine months ended September 30 2009, required repurchases of previously transferred automobile loans from the QSPE were immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

In each of these sales, the Bancorp obtained servicing responsibilities, but no servicing asset or liability was recorded as the market based servicing fee was considered adequate compensation. For the three months ended September 30, 2009 and 2008, the Bancorp recognized $2 million and $3 million, respectively, of servicing fees on these automobile loans. For the nine months ended September 30, 2009 and 2008, the Bancorp recognized $6 million and $7 million, respectively, of servicing fees on these automobile loans. The servicing fees are included in other noninterest income in the Condensed Consolidated Statements of Income.

As of September 30, 2009, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $60 million and residual interests totaling $102 million. As of December 31, 2008, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $51 million and residual interests totaling $124 million. As of September 30, 2008, the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $60 million and residual interests totaling $141 million. These retained interests are included in available-for-sale securities on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2009, the Bancorp received cash flows of $1 million and $3 million, respectively, from the asset-backed securities and $9 million and $26 million, respectively, from the residual interests. During the three and nine months ended September 30, 2008, the Bancorp received cash flows of $1 million and $2 million, respectively, from the asset-backed securities and $15 million and $25 million, respectively from the residual interests. The asset-backed securities are measured at fair value using quoted market prices for similar assets. The residual interests are measured at fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions, which are further discussed later in this footnote.

Commercial Loan Sales to a QSPE

During 2008, the Bancorp transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The transfers of loans to the QSPE were accounted for as sales. The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp did not transfer any new loans to the QSPE during the nine months ended September 30, 2009.

During the three months ended September 30, 2009 the Bancorp did not receive servicing fee income from the QSPE. For the nine months ended September 30, 2009 the Bancorp collected $6 million in servicing fees from the QSPE compared to $3 million and $10 million, respectively, collected during the three and nine months ended 2008. For the three and nine months ended September 30, 2008, the Bancorp collected $447 million and $1 billion, respectively, in net cash proceeds from loan transfers to the QSPE. Refer to Note 11 for further discussion on the liquidity support and credit enhancement provided by the Bancorp to this unconsolidated QSPE.

Servicing Assets & Residual Interests

As of September 30, 2009 and 2008, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended September 30, 2009 and 2008 were as follows:

		September 30, 2009				September 30, 2008
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.1	14.3%	10.3%	N/A	7.0	11.8%	9.6%	N/A
Servicing assets	Adjustable	1.8	27.1	7.7	N/A	2.9	29.8	11.0	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2009, December 31, 2008, and September 30, 2008, the Bancorp serviced $46.8 billion, $40.4 billion, and $39.8 billion, respectively, of residential mortgage loans for other investors.

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At September 30, 2009, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
			Weighted- Average Life (in		Impact of Adverse Change on Fair Value		Discount	Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Fair Value	years)	Rate	10%	20%	Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$592	4.3	21.2%	$37.4	71.3	10.4%	$20.1	38.8	—%	$—	—
Servicing assets	Adjustable	33.3	2.8	30.8	2.7	5.1	11.8	.9	1.8	—	—	—
Automobile loans:
Residual interest	Fixed	105.6	1.7	27	1.6	3	11.3	2.8	5.4	2	1.8	3.6

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Changes in the servicing asset related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2009	2008
Carrying amount as of the beginning of period	$752	662
Servicing obligations that result from transfer of residential mortgage loans	305	155
Acquisitions	—	1
Amortization	(120)	(86)
Carrying amount before valuation allowance	937	732
Valuation allowance for servicing assets:
Beginning balance	(256)	(49)
Servicing valuation recovery (impairment)	(56)	1
Ending balance	(312)	(48)
Carrying amount as of the end of the period	$625	684

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

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the nine months ended September 30:

($ in millions)	2009	2008
Fixed rate residential mortgage loans:
Fair value at beginning of period (December 31, 2008 and 2007)	$458	$565
Fair value at end of period	592	655
Adjustable rate residential mortgage loans:
Fair value at beginning of period (December 31, 2008 and 2007)	38	50
Fair value at end of period	33	44

During the nine months ended September 30, 2009, the Bancorp recognized net gains of $57 million, which were classified as securities gains in noninterest income, related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio. No gains or losses were recognized during the three months ended September 30, 2009 related to these sales. During the three and nine months ended September 30, 2008, the Bancorp recognized $22 million and $24 million, respectively, related to such gains. During the three and nine months ended September 30, 2009, the Bancorp recognized net gains of $61 million and $65 million, respectively, classified as mortgage banking net revenue in noninterest income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. During the three and nine months ended September 30, 2008, the Bancorp recognized a net gain of $8 million and a net loss of $23 million, respectively, related to such changes in fair value and settlements. As of September 30, 2009, December 31, 2008 and September 30, 2008, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $157 million, $218 million, and $69 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $7 million, $77 million, and $21 million, respectively. Also as of September 30, 2009, December 31, 2008, and September 30, 2008, the outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $8.7 billion, $8.5 billion, and $5.2 billion, respectively. As of September 30, 2009, December 31, 2008, and September 30, 2008, the available-for-sale securities portfolio included $572 million, $1.1 billion, and $1.1 billion, respectively, of securities related to the non-qualifying hedging strategy.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in the unconsolidated QSPE as of and for the nine months ended September 30:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2009	2008	2009	2008	2009	2008
Commercial loans	$27,353	32,064	$256	109	$536	228
Commercial mortgage	12,252	13,355	184	157	280	147
Commercial construction loans	4,362	6,451	169	85	282	209
Commercial leases	3,584	3,642	4	3	1	—
Residential mortgage loans	9,877	9,861	198	185	277	175
Home equity loans	12,643	12,875	104	73	240	153
Automobile loans	10,367	10,444	17	17	116	95
Other consumer loans and leases	2,857	2,876	60	46	140	81
Total loans and leases managed and securitized (a)	$83,295	91,568	$992	675	$1,872	1,088
Less:
Automobile loans securitized	$1,394	2,138
Home equity loans securitized	266	275
Residential mortgage loans securitized	16	18
Commercial loans sold to unconsolidated QSPE	1,137	2,639
Loans held for sale	2,063	1,000
Total portfolio loans and leases	$78,419	85,498

(a)	Excluding securitized assets that the Bancorp continues to service, but has no other continuing involvement.

9.	Other Assets

The following table provides the components of other assets included in the Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2009	December 31, 2008	September 30, 2008
Derivative instruments	$2,151	3,225	$1,201
Bank owned life insurance	1,753	1,777	1,798
Partnership investments	1,141	1,121	1,107
Accounts receivable and drafts-in-process	807	1,188	934
Investment in FTPS Holding, LLC	522	—	—
Accrued interest receivable	434	478	486
Other real estate owned	274	231	214
Prepaid pension and other expenses	65	84	128
Deferred tax asset	31	301	—
Deposit with IRS	—	1,007	1,007
Income tax receivables	—	488	—
Other	314	212	218
Total	$7,492	10,112	$7,093

The Bancorp incorporates the utilization of derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers. For further information on derivative instruments, see Note 10.

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

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During 2008 and the first nine months of 2009, the value of the investments underlying one of the Bancorp’s BOLI policies continued to decline due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the cash surrender value to decline further beyond the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Bancorp recorded charges totaling $1 million and $10 million during the three and nine months ended September 30, 2009, respectively, and $27 million and $181 million during the three and nine months ended September 30, 2008, respectively, to reflect declines in the policy’s cash surrender value. The cash surrender value of this BOLI policy was $238 million at September 30, 2009, $291 million at December 31, 2008 and $324 million at September 30, 2008.

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

Fifth Third Community Development Corporation (CDC), a wholly owned subsidiary of the Bancorp, was created to invest in Low Income Housing, Historic Rehabilitation and New Market Tax Credit projects that support community revitalization and the creation of affordable housing. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually limited partnerships, and CDC serves as a limited partner. The developers are the general partners that oversee the day-to-day operations of the entity. The Bancorp has determined that these entities are VIEs and the Bancorp’s investments represent variable interests. The Bancorp has also determined it is not the primary beneficiary of the VIEs because the general partners are more closely associated to the VIEs and will absorb the majority of the VIEs’ expected losses. Therefore, the Bancorp accounts for these investments using the equity method. These investments, including the unfunded commitment amounts, had carrying values of $1.0 billion as of September 30, 2009, December 31, 2008 and September 30, 2008. At September 30, 2009, December 31, 2008 and September 30, 2008, the liability related to the unfunded commitments was included in other liabilities in the Condensed Consolidated Balance Sheets and was $240 million, $302 million and $307 million, respectively. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments.

The Bancorp sold an approximate 51% interest in its processing business to Advent International during the second quarter of 2009. The resulting new company was named FTPS Holding, LLC. The Bancorp’s remaining approximate 49% ownership in FTPS Holding, LLC is accounted for under the equity method of accounting. For further information on FTPS Holding, LLC, see Note 13.

10.	Derivative Financial Instruments

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

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps) for the benefit of commercial customers. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Bancorp minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. For the three and nine months ended September 30, 2009, valuation adjustments related to the credit risk associated with certain counterparties of customer accommodation derivative contracts negatively impacted their fair value by $8 million and $10 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. As of September 30, 2009, December 31, 2008, and September 30, 2008, the Bancorp’s derivative liabilities consisted primarily of liabilities with counterparties that require collateral to be maintained to offset changes in fair value of the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

derivatives, including changes in fair value due to the Bancorp’s credit risk. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

The Bancorp holds certain derivative instruments that qualify for hedge accounting treatment under U.S. GAAP and are designated as either fair value hedges or cash flow hedges. Derivative instruments that do not qualify for hedge accounting treatment, or for which hedge accounting is not established, are held as free-standing derivatives and provide the Bancorp an economic hedge. All customer accommodation derivatives are held as free-standing derivatives.

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

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three and nine months ended September 30, 2009 and 2008, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value for interest rate contracts and the related hedged items included in the Condensed Consolidated Statements of Income:

($ in millions)	Condensed Consolidated Statements of Income	For the three months ended September 30,		For the nine months ended September 30,
	Caption	2009	2008	2009	2008
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$81	69	$(372)	62
Change in fair value of hedged long-term debt	Interest on long-term debt	(80)	(60)	368	(51)
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	3	—	9	—
Change in fair value of hedged time deposits	Interest on deposits	(3)	—	(8)	—

The following table reflects the notional amount and fair value of all fair value hedges included in the Condensed Consolidated Balance Sheets:

	September 30, 2009		December 31, 2008		September 30, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate swaps related to debt	$5,155	450	5,430	823	3,705	127
Total included in other assets		450		823		127
Interest rate contracts included in other liabilities:
Interest rate swaps related to time deposits	$1,359	9	1,575	19	—	—
Interest rate swaps related to debt	—	—	—	—	1,725	19
Total included in other liabilities		9		19		19

During 2006, the Bancorp terminated certain interest rate swaps designated as fair value hedges of long-term debt. The amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. During the third quarter of 2009, the term of the related debt expired, and amortization of net deferred losses on these terminated fair value hedges was immaterial to the Bancorp’s Condensed Consolidated Statements of Income. For the nine months ended September 30, 2009, amortization expense of deferred losses on the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

terminated fair value hedges was $1 million. For the three and nine months ended September 30, 2008, $1 million and $6 million, respectively, in deferred losses, net of tax, on the terminated fair value hedges was amortized into interest expense.

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2009, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. For the three and nine month periods ended September 30, 2009 and 2008, ineffectiveness on cash flow hedges was immaterial to the Bancorp’s Condensed Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings.

Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively. As of September 30, 2009, $108 million of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income. As of September 30, 2009, $69 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the nine months ended September 30, 2009 and 2008, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income relating to derivative instruments designated as cash flow hedges:

	Amount of gain (loss) recognized in OCI		Amount of gain (loss) reclassified from OCI into net interest income		Amount of ineffectiveness recognized in other noninterest income
($ in millions)	2009	2008	2009	2008	2009	2008
For the three months ended September 30:
Interest rate contracts	$19	17	—	8	—	1
For the nine months ended September 30:
Interest rate contracts	52	25	22	2	(1)	1

The following table reflects the notional amount and fair value of all cash flow hedges included in the Condensed Consolidated Balance Sheets:

	September 30, 2009		December 31, 2008		September 30, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate floors related to commercial loans	$1,500	178	1,500	216	1,500	113
Interest rate swaps related to commercial loans	3,000	31	—	—	—	—
Interest rate caps related to debt	1,250	3	1,750	1	1,750	12
Total included in other assets		212		217		125
Interest rate contracts included in other liabilities:
Interest rate caps related to debt	$—	—	—	—	—	—
Interest rate swaps related to commercial loans	—	—	3,000	22	—	—
Total included in other liabilities		—		22		—

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

In conjunction with the Processing Business Sale in the second quarter of 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. Refer to Note 19 for further discussion of significant inputs and assumptions used in the valuation of these instruments.

In conjunction with the sale of its Visa, Inc. Class B shares in the third quarter of 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. Refer to Note 19 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management are summarized in the following table:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Condensed Consolidated Statements of Income Caption	2009	2008	2009	2008
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$—	—	$—	(8)
Forward contracts related residential mortgage loans held for sale	Mortgage banking net revenue	(77)	6	(23)	16
Derivative instruments related to MSR portfolio	Mortgage banking net revenue	61	8	65	(23)
Derivative instruments related to interest rate risk	Other noninterest income	1	1	2	—
Foreign exchange contracts:
Foreign exchange contracts	Other noninterest income	(4)	6	(10)	10
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	(3)	—	(3)	—
Put options associated with Processing Business Sale	Other noninterest income	2	—	2	—
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(2)	—	(2)	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the notional amount and fair value of free-standing derivatives used for risk management and other business purposes included in the Condensed Consolidated Balance Sheets:

	September 30, 2009		December 31, 2008		September 30, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Derivative instruments related to MSR portfolio	$6,677	157	6,028	218	3,222	69
Derivative instruments related to held for sale mortgages	500	6	1,830	6	1,153	16
Derivative instruments related to interest rate risk	289	5	446	5	510	6
Foreign exchange contracts included in other assets:
Foreign exchange contracts	—	—	40	1	—	—
Equity contracts included in other assets:
Warrants associated with Processing Business Sale	127	58	—	—	—	—
Total included in other assets		226		230		91

Interest rate contracts included in other liabilities:
Derivative instruments related to MSR portfolio	$2,050	7	2,505	77	1,980	21
Derivative instruments related to held for sale mortgages	3,656	53	3,987	42	542	6
Derivative instruments related to interest rate risk	221	3	440	4	491	6
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts	—	—	136	2	156	1
Equity contracts included in other liabilities:
Put options associated with Processing Business Sale	560	12	—	—	—	—
Swap associated with sale of Visa, Inc. Class B shares	407	54	—	—	—	—
Total included in other liabilities		129		125		34

Free-Standing Derivative Instruments – Customer Accommodation

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations, commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue in the Condensed Consolidated Statements of Income.

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2009, December 31, 2008 and September 30, 2008, the total notional amount of the risk participation agreements was approximately $895 million, $1.0 billion and $1.2 billion, respectively, and the fair value for each period was a liability of $2 million, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in a liability position to the underlying customer in the interest rate contracts at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of September 30, 2009, approximately $616 million in notional amount of the risk participation agreements were classified average or better; approximately $257 million were classified as watch-list or special mention; and approximately $21 million were classified as substandard. As of September 30, 2009, December 31, 2008 and September 30, 2008, the risk participation agreements had an average life of approximately 2.3 years, 3.3 years and 2.9 years, respectively.

The Bancorp previously offered its customers an equity-linked certificate of deposit that had a return linked to equity indices. Under U.S. GAAP, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp entered into an offsetting derivative contract to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and derivative contract entered into by the Bancorp were recorded as free-standing derivatives and recorded at fair value with offsetting gains and losses recognized within noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

		For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Condensed Consolidated Statements of Income Caption	2009	2008	2009	2008
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$4	8	$16	38
Interest rate contracts for customers (credit losses)	Other noninterest expense	(13)	—	(28)	—
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(7)	—	(11)	—
Interest rate lock commitments	Mortgage banking net revenue	59	9	110	11
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	2	4	3
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	1	—	1	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	17	27	60	77
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(2)	—	—	—

The following table reflects the notional amount and fair value of free-standing derivatives used for customer accommodation included in the Condensed Consolidated Balance Sheets:

	September 30, 2009		December 31, 2008		September 30, 2008
($ in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts included in other assets:
Interest rate contracts for customers	$14,954	871	15,425	1,228	14,557	449
Interest rate lock commitments	2,181	19	3,120	24	392	2
Commodity contracts included in other assets:
Commodity contracts for customers	369	74	485	167	565	111
Foreign exchange contracts included in other assets:
Foreign exchange contracts for customers	5,784	298	6,807	534	7,845	294
Equity contracts included in other assets:
Derivative instruments related to equity-linked CDs	57	1	57	2	57	2
Total included in other assets		1,263		1,955		858

Interest rate contracts included in other liabilities:
Interest rate contracts for customers	$15,216	908	16,306	1,257	15,544	450
Interest rate lock commitments	45	—	672	2	679	4
Commodity contracts included in other liabilities:
Commodity contracts for customers	347	68	464	156	557	104
Foreign exchange contracts included in other liabilities:
Foreign exchange contracts for customers	5,365	246	6,360	478	7,192	250
Equity contracts included in other liabilities:
Derivative instruments related to equity-linked CDs	57	1	57	2	57	2
Total included in other liabilities		$1,223		1,895		810

11.	Commitments, Contingent Liabilities and Guarantees

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments:

($ in millions)	September 30, 2009	December 31, 2008	September 31, 2008
Commitments to extend credit	$42,250	49,391	50,230
Letters of credit (including standby letters of credit)	7,691	8,951	8,899
Forward contracts to sell mortgage loans	4,156	3,235	1,695
Noncancelable lease obligations	910	937	910
Capital commitments for private equity investments	83	79	71
Purchase obligations	60	81	87
Capital expenditures	37	68	83

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2009, December 31, 2008 and September 30, 2008, the Bancorp had a reserve for unfunded commitments totaling $243 million, $195 million and $132 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At September 30, 2009, approximately $2.7 billion of letters of credit expire within one year (including $44 million issued on behalf of commercial customers to facilitate trade payments in dollars and foreign currencies), $4.7 billion expire between one and five years and $317 million expire thereafter. Standby letters of credit are considered guarantees in accordance with U.S. GAAP. At September 30, 2009, December 31, 2008 and September 30, 2008, the reserve related to these standby letters of credit was $6 million, $3 million and $2 million, respectively. Approximately 60%, 66% and 69% of the total standby letters of credit were secured as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The Bancorp monitors the credit risk associated with the standby letters of credit using the same dual risk rating system utilized for estimating probabilities of default within its loan and lease portfolio. Under this risk rating as of September 30, 2009, approximately $5.9 billion of the standby letters of credit were classified as average or better; approximately $1.4 billion were classified as watch-list or special mention; and approximately $345 million were classified as either substandard or doubtful.

At September 30, 2009, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2009, Fifth Third Securities, Inc. (FTS) acted as the remarketing agent to issuers on approximately $3.6 billion of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to approximately $1.7 billion in VRDNs remarketed by third parties at September 30, 2009. These letters of credit are included in the total letters of credit balance provided in the previous table. At September 30, 2009, FTS held $3 million of these VRDN’s in its portfolio and classified them as trading securities. The Bancorp purchased $963 million of the VRDNs from the market, through FTS, and held them in its trading securities portfolio at September 30, 2009. For the VRDNs remarketed by third parties, in some cases, the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon approximately $77 million of letters of credit issued by the Bancorp. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets at September 30, 2009.

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $4.2 billion, $3.2 billion and $1.7 billion as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Noncancelable lease obligations

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Payment processing chargebacks

Prior to the completion of the Processing Business Sale on June 30, 2009, the Bancorp processed VISA® and MasterCard® merchant card transactions. Pursuant to VISA® and MasterCard® rules, the Bancorp assumed certain contingent liabilities relating to these transactions which typically arose from billing disputes between the merchant and cardholder that were ultimately resolved in the cardholder’s favor. In such cases, these transactions were “charged-back” to the merchant and disputed amounts were refunded to the cardholder. If the Bancorp was unable to collect these amounts from the merchant, it would bear the loss for refunded amounts. The likelihood of incurring a contingent liability arising from chargebacks was relatively low, as most products or services were delivered when purchased and credits were issued on returned items. For the six months ended June 30, 2009, the Bancorp processed approximately $57 million of chargebacks presented by issuing banks, resulting in no material losses to the Bancorp. The Bancorp had accrued for probable losses based on historical experience and did not carry a loss reserve related to such chargebacks at September 30, 2009, December 31, 2008 and September 30, 2008. Subsequent to the Processing Business Sale, the Bancorp does not bear the risk of loss for these chargebacks.

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $182 million at September 30, 2009. As of September 30, 2009, December 31, 2008 and September 30, 2008, the Bancorp maintained a reserve of approximately $36 million, $13 million and $1 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 12 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements.

Residential mortgage loans sold with recourse

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At September 30, 2009, December 31, 2008 and September 30, 2008, the outstanding balances on these loans sold with credit recourse were approximately $1.1 billion, $1.3 billion, and $1.4 billion, respectively, and the delinquency rates were approximately 8.39%, 6.40%, and 4.98%, respectively. At September 30, 2009, December 31, 2008 and September 30, 2008, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $20 million, $20 million and $13 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. In addition, conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of September 30, 2009, December 31, 2008, and September 30, 2008, the Bancorp maintained a reserve related to these loans sold with the representation and warranty recourse provision of $10 million, $6 million, and $4 million, respectively.

Liquidity support and credit enhancement provided to an unconsolidated QSPE

Throughout 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The Bancorp did not transfer any new loans to the QSPE during the nine months ended September 30, 2009. No gains or losses were recognized on the transfers to the QSPE for the three and nine months ended September 30, 2008. Generally, the loans transferred provide a lower yield due to their investment grade nature and, therefore, transferring these loans to the QSPE allows the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

maintaining the customer relationships. Under current accounting provisions, QSPEs are exempt from consolidation and, therefore, not included in the Bancorp’s Condensed Consolidated Financial Statements. The outstanding balance of these loans at September 30, 2009, December 31, 2008 and September 30, 2008 was $964 million, $1.9 billion and $2.5 billion, respectively. As of September 30, 2009, the loans transferred had a weighted average life of 2.0 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, ineligible loans transferred by the Bancorp to the QSPE, the inability of the QSPE to issue commercial paper and in certain circumstances bankruptcy preferences initiated against underlying borrowers. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the nine months ended September 30, 2009 and 2008, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

The Bancorp monitors the credit risk associated with the underlying borrowers through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of September 30, 2009, approximately $861 million of the loans in the QSPE were classified average or better; approximately $27 million were classified as watch-list or special mention; approximately $47 million were classified as substandard; and approximately $28 million were classified as doubtful. At September 30, 2009, December 31, 2008 and September 30, 2008, the Bancorp’s loss reserve related to the credit enhancement provided to the QSPE was $58 million, $37 million and $27 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support to the QSPE in the form of a line of credit to the QSPE and the repurchase of assets from the QSPE. As of September 30, 2009, December 31, 2008 and September 30, 2008, the liquidity asset purchase agreement was $2.4 billion, $2.8 billion and $3.0 billion, respectively. In addition to the liquidity support options discussed above, the Bancorp has also purchased commercial paper issued by the QSPE. Beginning in 2008 and continuing through the third quarter of 2009, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp purchased commercial paper throughout 2008 and 2009. As of September 30, 2009, December 31, 2008 and September 30, 2008, the Bancorp held approximately $841 million, $143 million and $1.0 billion, respectively, of asset-backed commercial paper issued by the QSPE, representing 74%, 7% and 39%, respectively, of the total commercial paper issued by the QSPE.

As of September 30, 2009, December 31, 2008 and September 30, 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE. The Bancorp’s loss reserve related to the liquidity support and credit enhancement provided to the QSPE was $58 million, $37 million and $27 million at September 30, 2009, December 31, 2008 and September 30, 2008, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of September 30, 2009 was $7 million compared to $10 million and $17 million as of December 31, 2008 and September 30, 2008, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion as of September 30, 2009, December 31, 2008 and September 30, 2008.

Visa litigation

The Bancorp, as a member bank of Visa prior to Visa’s completion of their IPO on March 19, 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $3 million liability in 2007 equal to the fair value of the indemnification obligation. Additionally during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements, and during 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During the third quarter of 2009, Visa announced it had deposited an additional $700 million into the litigation escrow account. As a result of this funding, the Bancorp recorded its proportional share of $29 million of these additional funds as a reduction to its net Visa litigation reserve liability and a reduction to noninterest expense. Later in the third quarter, the Bancorp completed the sale of its Visa, Inc. Class B shares for proceeds of $300 million. As part of this transaction the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which certain pre-specified litigation is finally settled. As a result of the sale of Class B shares and entering into the swap contract, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax), which was recognized by the Bancorp in the third quarter of 2009.

12.	Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 11. Accordingly, prior to the sale of its Class B shares in the third quarter of 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of its Visa, Inc. Class B shares during the third quarter of 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve. Refer to Note 11 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

In September 2007, Ronald A. Katz Technology Licensing, L.P. (Katz) filed a suit in the United States District Court for the Southern District of Ohio against the Bancorp and it’s Ohio banking subsidiary. In the suit, Katz alleges that the Bancorp and its Ohio bank are infringing on Katz’s patents for interactive call processing technology by offering certain automated telephone banking and other services. This lawsuit is one of many related patent infringement suits brought by Katz in various courts against numerous other defendants. Katz is seeking unspecified monetary damages and penalties as well as injunctive relief in the suit. Management believes there are substantial defenses to these claims and intends to defend them vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

13.	Related Party Transactions

The Bancorp maintains a written policy and procedures covering related party transactions. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to the closing of a loan to a related party, Compliance Risk Management must approve and determine whether the transaction requires approval from or a post notification be sent to the Bancorp’s Board of Directors.

At September 30, 2009, December 31, 2008 and September 30, 2008, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s activities with its related parties.

($ in millions)	September 30, 2009	December 31, 2008	September 30, 2008
Commitments to lend, net of participations:
Directors and their affiliated companies	$144	$339	$316
Executive officers	5	7	7
Total	149	346	323

Outstanding balance on loans, net of participations and undrawn commitments	68	143	120

The commitments to lend are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features. The decrease in commitments to lend and outstanding balances on loans as of September 30, 2009 compared to prior periods is due to the Bancorp merging its Fifth Third Bank (Michigan) and Fifth Third Bank N.A. charters into the Fifth Third Bank (Ohio) charter on September 30, 2009 and the resulting reduction in individuals that qualify as related parties.

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing businesses, known as FTPS Holding, LLC (FTPS). Advent International (Advent) acquired an approximate 51% interest in FTPS for cash and warrants. The Bancorp retained the remaining approximate 49% interest in FTPS and, as part of the sale, FTPS assumed loans totaling $1.25 billion owed to the Bancorp. The Bancorp recognized $7 million in noninterest income as part of its equity method investment in FTPS for the three months ended September 30, 2009. The Bancorp received a quarterly distribution of $9 million in September.

The Bancorp and FTPS have various agreements in place covering services relating to the operations of FTPS. The services provided by the Bancorp to FTPS were required to support FTPS as a stand-alone entity. These services include transition support, banking, treasury management, clearing, settlement, sponsorship, data center support, office space and general business resources. FTPS paid the Bancorp $45 million for these services for the three months ended September 30, 2009. In addition to the previously mentioned services, the Bancorp has entered into an agreement under which FTPS will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by FTPS totaled $16 million for the three months ended September 30, 2009.

The loans to FTPS had a balance of $1.24 billion at September 30, 2009. The total amount of interest income relating to the loans was $30 million for the three months ended September 30, 2009 and is included in interest and fees on loans and leases in the Condensed Consolidated Statements of Income. FTPS has an additional line of credit with the Bancorp for $125 million, which was not drawn upon during the three months ending September 30, 2009.

14.	Income Taxes

At September 30, 2009, December 31, 2008 and September 30, 2008, the Bancorp had unrecognized tax benefits of $98 million, $959 million, and $969 million, respectively. Those balances included $96 million of tax positions at September 30, 2009 and $83 million of tax positions at both December 31, 2008 and September 30, 2008, that, if recognized, would impact the effective tax rate and another $1 million and $2 million at December 31, 2008 and September 30, 2008, respectively, that would impact goodwill. The remaining $2 million, $875 million and $884 million, as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively, is related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deductions. Substantially all of the reduction of uncertain tax positions as of September 30, 2009 related to the settlement of certain leasing items with the IRS.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions could significantly increase or decrease during the next 12 months. An estimate of the range of the reasonably possible changes to the unrecognized tax benefits cannot be made at this time.

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At September 30, 2009 the Bancorp had an accrued interest liability of $12 million, net of the related tax benefits. At December 31, 2008 and September 30, 2008, the Bancorp had an accrued interest liability of $210 million, net of the related tax benefits. No material liabilities were recorded for penalties. Substantially all of the reduction of accrued interest related to the settlement of certain leasing items with the IRS.

The Bancorp had filed suit in the United States District Court for the Southern District of Ohio in a dispute with the IRS concerning the timing of deductions associated with certain leveraged lease transactions in its 1997 tax return. The IRS had also proposed adjustments for subsequent tax years. The proposed adjustments related to the Bancorp’s portfolio of leveraged leases, with both

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

domestic and foreign municipalities. During the first quarter of 2009, the Bancorp settled this dispute by entering into a closing agreement with the IRS to settle all of its leveraged leases for all open years. This settlement favorably impacted tax expense for the nine months ended September 30, 2009 by $55 million.

At December 31, 2008, a deposit of approximately $1.0 billion was held with the IRS for taxes associated with the leveraged lease portfolio. In connection with the settlement, the Bancorp requested that approximately $750 million be applied against outstanding tax and interest and remaining $250 million to be returned to the Bancorp. In April of 2009, the remaining $250 million was received from the IRS.

Additionally, during the first quarter of 2009, the Bancorp decided to surrender one of its BOLI policies. As a result of this decision, the Bancorp was required to establish a deferred tax asset relating to this investment. This decision favorably impacted tax expense for the nine months ended September 30, 2009 by $106 million.

Deferred income taxes are included as a component of other assets and accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. The Bancorp determined that a valuation allowance is not needed against the deferred tax asset as of September 30, 2009 and December 31, 2008 as the Bancorp considered the positive and negative evidence and based upon that evidence believes it is more likely than not that the deferred tax asset will be recognized. This is based upon the fact that there is sufficient taxable income in the carryback period to absorb a significant portion of the deferred tax assets. The remaining deferred tax assets will be absorbed by future reversals of existing taxable temporary differences.

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

15.	Retirement and Benefit Plans

Net periodic pension cost is recorded as a component of employee benefits expense in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance. During the nine months ended September 30, 2009, the Bancorp made cash contributions of approximately $35 million to its pension plans.

The following table summarizes the components of net periodic pension cost:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Service cost	$—	—	$—	—
Interest cost	3	3	9	10
Expected return on assets	(3)	(4)	(9)	(14)
Amortization of actuarial loss	4	2	12	5
Amortization of net prior service cost	—	—	—	—
Settlement	10	7	11	7
Net periodic pension cost	$14	8	$23	8

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

16.	Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2009 and 2008 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pre-Tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2009
Unrealized holding gains on available-for-sale securities arising during period	$339	(119)	220
Reclassification adjustment for net gains included in net income	(57)	20	(37)
Reclassification adjustment related to prior OTTI charges	(37)	13	(24)
Net unrealized gains on available-for-sale securities	245	(86)	159	$115	159	274

Unrealized holding gains on cash flow hedge derivatives	52	(18)	34
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(22)	8	(14)
Net unrealized gains on cash flow hedge derivatives	30	(10)	20	88	20	108

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial gain	12	(4)	8
Defined benefit plans, net	12	(4)	8	(105)	8	(97)
Total	$287	(100)	187	$98	187	285

2008
Unrealized holding losses on available-for-sale securities arising during period	$51	(18)	33
Reclassification adjustment for net gains included in net income	21	(7)	14
Net unrealized losses on available-for-sale securities	72	(25)	47	$(94)	47	(47)

Unrealized holding gains on cash flow hedge derivatives	25	(9)	16
Reclassification adjustment for net losses on cash flow hedge derivatives included in net income	(2)	1	(1)
Net unrealized gains on cash flow hedge derivatives	23	(8)	15	25	15	40

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial gain	6	(2)	4
Defined benefit plans, net	6	(2)	4	(57)	4	(53)
Total	$101	(35)	66	$(126)	66	(60)

17.	Common and Preferred Stock

The following is a summary of the share activity within common and preferred stock for the nine months ended September 30, 2009 and 2008:

	Common Stock		Preferred Stock
(Amounts in millions, except share data)	Value	Shares	Value	Shares
Shares at December 31, 2008	$1,295	583,427,104	4,241	180,620
Issuance of common stock	351	157,955,960	—	—
Accretion from dividends on preferred shares, Series F	—	—	32	—
Exchange of preferred shares, Series G	133	60,121,124	(674)	(27,849)
Shares at September 30, 2009	$1,779	801,504,188	$3,599	152,771

Shares at December 31, 2007	$1,295	583,427,104	$9	9,250
Issuance of preferred shares, Series G	—	—	1,073	44,300
Shares at September 30, 2008	$1,295	583,427,104	$1,082	53,550

In the second quarter of 2008, the Bancorp issued its 8.5% non-cumulative Series G convertible preferred stock. The depository shares represented 46,000 shares of the convertible preferred stock and had a liquidation preference of $25,000 per share. The Series G preferred stock is convertible at any time, at the option of the shareholder, into 2,159.8272 shares of common stock, representing

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

18.	Earnings Per Share

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2009			2008
For the three months ended September 30: (in millions, except per share data)	Loss	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Earnings per share:
Net loss	$(97)			$(56)
Dividends on preferred stock	62			25
Net loss available to common shareholders	$(159)	790	$(0.20)	$(81)	572	$(0.14)
Earnings per diluted share:
Net loss available to common shareholders	$(159)	790	$(0.20)	$(81)	572	$(0.14)
Effect of dilutive securities:
Stock based awards		—	—		—	—
Convertible preferred stock	—	—	—	—	—	—
Net loss available to common shareholders plus assumed conversions	$(159)	790	$(0.20)	$(81)	572	$(0.14)

	2009			2008
For the nine months ended September 30: (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$835			29
Dividends on preferred stock	165			26
Net income available to common shareholders	670	665	$1.00	$3	547	$0.01
Earnings per diluted share:
Net income available to common shareholders	$670	665	$1.00	$3	547	$0.01
Effect of dilutive securities:
Stock based awards		2	—		2	—
Convertible preferred stock (a)	6	72	(0.09)	—	—	—
Net income available to common shareholders plus assumed conversions	676	739	$0.91	$3	549	$0.01

(a)	The additive effect to income from dividends on convertible preferred stock for the nine months ended September 30, 2009 included preferred dividends of $41 million for Series G preferred shares, offset by a $35 million reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.

Due to the net loss for the three months ended September 30, 2009 and 2008, the diluted earnings per share calculation excludes all common stock equivalents, including 45 million and 44 million options and stock appreciation rights, respectively, and 6 million shares of unvested restricted stock for both periods, as their inclusion would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Options to purchase 45 million and 81 million shares outstanding during the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of net income per diluted share. The outstanding shares consist of options and stock appreciation rights that had not yet been exercised, and unvested restricted stock. The options and stock appreciation rights are excluded from the computation of net income per diluted share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine months ended September 30, 2009, there were 44 million shares under warrants related to the Bancorp’s Series F preferred stock from the Capital Purchase Plan (CPP) that were not included in the computation of net income per diluted share, as their inclusion would have been anti-dilutive to earnings per share due to the exercise price of the shares being greater than the average market price of the common shares. The warrants have an initial exercise price of $11.72 per share.

19.	Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including financial instruments in which the Bancorp has elected the fair value option.

	Fair Value Measurements Using
As of September 30, 2009 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities: (a)
U.S. Treasury and Government agencies	$368	—	—		$368
U.S. Government sponsored agencies	—	1,772	—		1,772
Obligations of states and political subdivisions	—	314	—		314
Agency mortgage-backed securities	—	9,484	—		9,484
Residual interests in securitizations	—	—	169	(f)	169
Other bonds, notes and debentures	—	2,399	—		2,399
Other securities (a)	321	10	—		331
Available-for-sale securities (a)	$689	13,979	169		$14,837

Trading securities
Obligations of states and political subdivisions	$—	82	—		$82
Agency mortgage-backed securities	—	19	—		19
Other bonds, notes and debentures	—	925	—		925
Other securities	44	9	—		53
Trading securities	$44	1,035	—		$1,079

Loans held for sale (b)	$—	1,575	—		$1,575
Residential mortgage loans (c)	—	—	16		16
Other assets (d)	7	2,061	83		2,151
Total assets	$740	18,650	268		$19,658
Liabilities:
Other liabilities (e)	$60	1,244	70		$1,374
Total liabilities	$60	1,244	70		$1,374

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
As of December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities (a)	$634	11,151	146	(f)	$11,931
Trading securities	1	1,190	—		1,191
Loans held for sale (b)	—	881	—		881
Residential mortgage loans (c)	—	—	7		7
Other assets (d)	6	3,189	30		3,225
Total assets	$641	16,411	183		$17,235
Liabilities:
Other liabilities (e)	$30	2,013	6		$2,049
Total liabilities	$30	2,013	6		$2,049

	Fair Value Measurements Using
As of September 30, 2008 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities (a)	$427	11,805	149	(f)	$12,381
Trading securities	3	912	—		915
Loans held for sale (b)	—	844	—		844
Residential mortgage loans (c)	—	—	5		5
Other assets (d)	16	1,181	4		1,201
Total assets	$446	14,742	158		$15,346
Liabilities:
Other liabilities (e)	$33	846	14		$893
Total liabilities	$33	846	14		$893

(a)	Excludes FHLB and FRB restricted stock totaling $551 million and $294 million, respectively, at September 30, 2009, $545 million and $252 million, respectively, at December 31, 2008 and $544 million and $252 million, respectively, at September 30, 2008, which are carried at par.
(b)	Includes residential mortgage loans held for sale.
(c)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(d)	Includes derivatives with a positive fair value.
(e)	Includes derivatives with a negative fair value and short positions.
(f)	See Note 8 for a sensitivity analysis on these level 3 assets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, asset-backed securities and VRDNs. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 consist primarily of residual interests in securitizations of automobile loans. These residual interests are valued using discounted cash flow models that integrate significant unobservable inputs, including discount rates, prepayment speeds, and loss rates which are estimated based on actual performance of similar loans transferred in previous securitizations. Refer to Note 8 for further information on residual interests.

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

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters. The majority of the Bancorp’s derivative positions are valued utilizing models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2009, derivatives classified as Level 3 which are valued using an option-pricing model containing unobservable inputs consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrants associated with the Processing Business Sale allow the Bancorp to purchase an incremental 10% nonvoting interest in FTPS under certain defined conditions involving change of control. The fair value of the warrants is calculated using a Black-Scholes option valuation model using probability weighted scenarios assuming expected terms of 10 to 20 years, expected volatilities of 36.9% to 43.1%, risk free rates of 3.66% to 4.11%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

In connection with the Processing Business Sale, the Bancorp provided Advent with certain put options that are exercisable in the event of certain circumstances. The fair value of the put rights was calculated using a Black-Scholes option valuation model using probability weighted scenarios assuming expected terms of 1 to 4.5 years, expected volatilities of 39.5% to 51.6%, risk free rates of 0.35% to 2.01%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa Class B shares into Class A shares. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap.

The net fair value of the interest rate lock commitments at September 30, 2009 was $19 million. At September 30, 2009, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of approximately $12 million and $21 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of approximately $15 million and $33 million, respectively, at September 30, 2009. The decrease in fair value of interest rate lock commitments at September 30, 2009 due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended September 30, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$162	14	50	$226
Total gains or losses (realized/unrealized):
Included in earnings	2	1	56	59
Included in other comprehensive income	1	—	—	1
Purchases, sales, issuances and settlements, net	4	(1)	(93)	(90)
Transfers in and/or out of Level 3 (b)	—	2	—	2
Ending balance	$169	16	13	$198
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 (c)	$2	1	19	$22

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

For the three months ended September 30, 2008 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$173	—	(7)	$166
Total gains or losses (realized/unrealized):
Included in earnings	(10)	(1)	11	—
Included in other comprehensive income	(1)	—	—	(1)
Purchases, sales, issuances and settlements, net	(13)	6	(14)	(21)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$149	5	(10)	$144
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (c)	$(10)	(1)	(7)	$(18)

For the nine months ended September 30, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$146	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	6	(1)	108	113
Included in other comprehensive income	3	—	—	3
Purchases, sales, issuances and settlements, net	14	(2)	(119)	(107)
Transfers in and/or out of Level 3 (b)	—	12	—	12
Ending balance	$169	16	13	$198
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 (c)	$6	(1)	1	$6

For the nine months ended September 30, 2008 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$10	—	(4)	$6
Total gains or losses (realized/unrealized):
Included in earnings	(8)	(1)	—	(9)
Included in other comprehensive income	1	—	—	1
Purchases, sales, issuances and settlements, net	146	6	(6)	146
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$149	5	(10)	$144
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (c)	$(8)	(1)	(7)	$(16)

(a)	Net derivatives include derivative assets and liabilities of $83 million and $70 million, respectively, at September 30, 2009, and derivative assets and liabilities of $4 million and $14 million, respectively, at September 30, 2008.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for the three and nine months ended September 30, 2009 and 2008 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Interest income	$4	2	$11	5
Corporate banking revenue	—	—	1	(5)
Mortgage banking net revenue	60	8	109	10
Other noninterest income	(3)	2	(3)	(5)
Securities losses, net	(2)	(12)	(5)	(14)
Total gains	$59	—	$113	(9)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The total gains and losses included in earnings for the three and nine months ended September 30, 2009 and 2008 attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2009 and 2008 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30		For the nine months ended September 30
($ in millions)	2009	2008	2009	2008
Interest income	$4	2	$11	5
Corporate banking revenue	—	1	1	1
Mortgage banking net revenue	19	(3)	(2)	(3)
Other noninterest income	1	(6)	1	(5)
Securities losses, net	(2)	(12)	(5)	(14)
Total gains	$22	(18)	$6	(16)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

	Fair Value Measurements Using				Total Gains (Losses)
As of September 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Loans held for sale	$64	—	46	$110	$(42)	$(52)
Commercial loans	—	—	208	208	(153)	(405)
Commercial mortgage loans	—	—	176	176	(70)	(194)
Commercial construction loans	—	—	197	197	(93)	(273)
Commercial leases	—	—	1	1	(2)	(2)
Servicing rights	—	—	625	625	(38)	(56)
Other real estate owned property	—	—	143	143	(26)	(123)
Total	$64	—	1,396	$1,460	$(424)	$(1,105)

	Fair Value Measurements Using				Total Losses
As of September 30, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Commercial loans	$—	—	356	$356	$(70)	$(207)
Commercial mortgage loans	—	—	205	205	(83)	(150)
Commercial construction loans	—	—	293	293	(116)	(237)
Servicing rights	—	—	294	294	(23)	1
Total	$—	—	1,148	1,148	(292)	$(593)

During the third quarter of 2009, the Bancorp transferred certain commercial loans totaling $36 million from the portfolio to loans held for sale and recognized losses from fair value adjustments of $13 million. The fair value of these loans was based on bids from potential buyers and, therefore, were classified within Level 1 of the valuation hierarchy. During the fourth quarter of 2008, the Bancorp transferred certain commercial, commercial mortgage and commercial construction loans from the portfolio to loans held for sale. The Bancorp recognized losses from fair value adjustments of approximately $29 million and $39 million on these commercial loans during the three and nine months ended September 30, 2009, respectively. Loans with a fair value of $28 million were based on bids from potential buyers and, therefore, classified within Level 1 of the valuation hierarchy. Loans with a fair value of $46 million were based on appraisals of the underlying collateral value and, therefore, these loans were classified within Level 3 of the valuation hierarchy.

During the third quarter of 2009 and 2008, the Bancorp recorded nonrecurring impairment adjustments to certain collateral-dependent commercial, commercial mortgage and commercial construction loans and commercial leases held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, therefore, were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value of the collateral, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the third quarter of 2009 and 2008, the Bancorp recognized temporary impairments of $38 million and $23 million, respectively, in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of September 30, 2009 and 2008, respectively. MSRs do not currently trade in an active, open market with readily observable prices. While sales of MSRs

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 8 for further information on the Bancorp’s MSRs.

During the third quarter of 2009, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) and measured at the lower of carrying amount or fair value, less costs to sell. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous table reflects the fair value measurements of the properties before deducting the estimated costs to sell.

Fair Value Option

The Bancorp has elected to measure residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $2 million and $12 million, respectively, were transferred to the Bancorp’s portfolio during the three and nine months ended September 30, 2009. Losses related to fair value adjustments on these loans were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Residential loans with a fair value of $5 million at September 30, 2008, including fair value losses of $1 million, were transferred to the Bancorp’s portfolio during the three and nine months ended September 30, 2008

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $21 million and $87 million, respectively for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008 fair value changes included in earnings for instruments for which the fair value option was elected included gains of $1 million and $9 million, respectively in the Bancorp’s Condensed Consolidated Financial Statements. These gains and losses are reported as mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans measured at fair value were immaterial for the three and nine months ended September 30, 2009 and 2008. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income. The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
As of September 30, 2009
Residential mortgage loans measured at fair value	$1,591	1,529	$62
Past due loans of 90 days or more	6	5	1
Nonaccrual loans	—	—	—

As of December 31, 2008
Residential mortgage loans measured at fair value	$888	848	$40
Past due loans of 90 days or more	2	3	(1)
Nonaccrual loans	—	—	—

As of September 30, 2008
Residential mortgage loans measured at fair value	$849	832	$17
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value of Certain Financial Instruments

The following table summarizes carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis at September 30, 2009:

($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,130	2,130
Other securities	845	845
Held-to-maturity securities	356	356
Other short-term investments	1,126	1,126
Loans held for sale	488	488
Portfolio loans and leases, net	74,722	70,917
Financial liabilities:
Deposits	79,358	79,719
Federal funds purchased	433	433
Other short-term borrowings	3,674	3,674
Long-term debt	10,162	9,342

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

Loans held for sale

Fair values for commercial loans held for sale were valued based on executable broker quotes when available, or on the fair value of the underlying collateral. Based upon the timing of the transfer of the commercial loans to held for sale, current carrying values approximate fair value as of September 30, 2009. Fair values for other consumer loans held for sale are based on contractual values upon which the loans may be sold to a third party, and approximate their carrying value as of September 30, 2009.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

20.	Business Segments

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors.

On June 30, 2009, the Bancorp completed the Processing Business Sale, which represented the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing businesses. Financial data for the merchant acquiring and financial institutions processing businesses was originally reported in the former Processing Solutions segment through June 30, 2009. As a result of the sale, the Bancorp no longer presents Processing Solutions as a segment and therefore, financial information for the merchant acquiring and financial institutions processing businesses has been reclassified under General Corporate and Other for all periods presented. Additionally, the Bancorp retained its retail credit card and commercial multi-card service business, which were also originally reported in the former Processing Solutions segment through June 30, 2009, and are now included in the Consumer Lending and Commercial Banking segments, respectively, for all periods presented. Revenue from the remaining ownership interest in the processing businesses is recorded in General Corporate and Other as noninterest income.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and selected financial information by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended September 30, 2009:
Net interest income (a)	$351	396	114	41	(28)	—		874
Provision for loan and lease losses	447	149	142	16	198	—		952
Net interest income (loss) after provision for loan and lease losses (a)	(96)	247	(28)	25	(226)	—		(78)
Noninterest income:
Service charges on deposits	49	113	—	2	—	—		164
Mortgage banking net revenue	—	4	135	—	1	—		140
Corporate banking revenue	74	3	—	2	7	—		86
Investment advisory revenue	2	22	—	79	(7)	(22	) (b)	74
Card and processing revenue	7	66	1	—	—	—		74
Gain on sale of processing business	—	—	—	—	(6)	—		(6)
Other noninterest income	(17)	19	11	1	297	—		311
Securities gains (losses), net	—	—	—	—	8	—		8
Total noninterest income	115	227	147	84	300	(22)		851
Noninterest expense:
Salaries, wages and incentives	48	99	38	30	120	—		335
Employee benefits	7	24	6	5	41	—		83
Net occupancy expense	4	42	2	3	24	—		75
Technology and communications	1	4	—	1	37	—		43
Equipment expense	1	12	—	—	17	—		30
Card and processing expense	—	24	1	—	—	—		25
Other noninterest expense	184	131	68	52	(128)	(22)		285
Total noninterest expense	245	336	115	91	111	(22)		876
Income (loss) before income taxes (a)	(226)	138	4	18	(37)	—		(103)
Applicable income tax expense (benefit) (a)	(102)	49	1	6	40	—		(6)
Net income (loss)	(124)	89	3	12	(77)	—		(97)
Dividends on preferred stock	—	—	—	—	62	—		62
Net income (loss) available to common shareholders	$(124)	89	3	12	(139)	—		(159)
Average assets	$45,631	50,242	22,267	5,863	(10,550)	—		113,453

(a)	Includes fully taxable-equivalent adjustments of $5 million.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended September 30, 2008:
Net interest income (a)	$492	477	136	50	(87)	—		1,068
Provision for loan and lease losses	236	87	128	11	479	—		941
Net interest income (loss) after provision for loan and lease losses (a)	256	390	8	39	(566)	—		127
Noninterest income:
Service charges on deposits	46	124	—	2	—	—		172
Mortgage banking net revenue	—	1	44	—	—	—		45
Corporate banking revenue	98	3	—	3	—	—		104
Investment advisory revenue	1	20	—	89	(1)	(19	) (b)	90
Card and processing revenue	7	63	—	—	165	—		235
Gain on sale of processing business	—	—	—	—	—	—		—
Other noninterest income	16	26	9	2	59	—		112
Securities gains (losses), net	—	—	21	—	(62)	—		(41)
Total noninterest income	168	237	74	96	161	(19)		717
Noninterest expense:
Salaries, wages and incentives	55	104	26	33	103	—		321
Employee benefits	7	25	6	5	29	—		72
Net occupancy expense	4	41	2	3	27	—		77
Technology and communications	1	4	—	1	41	—		47
Equipment expense	1	11	—	—	22	—		34
Card and processing expense	—	12	1	—	57	—		70
Other noninterest expense	160	127	55	49	(26)	(19)		346
Total noninterest expense	228	324	90	91	253	(19)		967
Income (loss) before income taxes (a)	196	303	(8)	44	(658)	—		(123)
Applicable income tax expense (benefit) (a)	44	107	(3)	15	(230)	—		(67)
Net income (loss)	$152	196	(5)	29	(428)	—		(56)
Dividends on preferred stock	—	—	—	—	25	—		25
Net income (loss) available to common shareholders	$152	196	(5)	29	(453)	—		(81)
Average assets	$48,370	46,073	22,751	5,082	(7,492)	—		114,784

(a)	Includes fully taxable-equivalent adjustments of $5 million.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Nine months ended September 30, 2009:
Net interest income (a)	$1,026	1,171	385	116	(207)	—		2,491
Provision for loan and lease losses	955	426	446	42	897	—		2,766
Net interest income (loss) after provision for loan and lease losses (a)	71	745	(61)	74	(1,104)	—		(275)
Noninterest income:
Service charges on deposits	146	321	—	6	(1)	—		472
Mortgage banking net revenue	—	13	406	1	1	—		421
Corporate banking revenue	272	7	—	8	14	—		301
Investment advisory revenue	6	60	—	231	(15)	(60	) (b)	222
Card and processing revenue	20	189	3	1	326	—		539
Gain on sale of processing business	—	—	—	—	1,758			1,758
Other noninterest income	21	67	29	2	253	—		372
Securities gains (losses), net	—	—	56	—	(11)	—		45
Total noninterest income	465	657	494	249	2,325	(60)		4,130
Noninterest expense:
Salaries, wages and incentives	142	291	125	87	363	—		1,008
Employee benefits	27	79	21	19	95	—		241
Net occupancy expense	13	126	5	8	81	—		233
Technology and communications	4	12	1	2	114	—		133
Equipment expense	2	36	1	1	52	—		92
Card and processing expense	1	45	(2)	—	123	—		167
Other noninterest expense	558	432	230	144	(319)	(60)		985
Total noninterest expense	747	1,021	381	261	509	(60)		2,859
Income (loss) before income taxes (a)	(211)	381	52	62	712	—		996
Applicable income tax expense (benefit) (a)	(154)	134	18	24	139	—		161
Net income (loss)	(57)	247	34	38	573	—		835
Dividends on preferred stock	—	—	—	—	165	—		165
Net income (loss) available to common shareholders	$(57)	247	34	38	408	—		670
Average assets	$46,853	50,168	22,993	5,579	(9,608)	—		115,985

(a)	Includes fully taxable-equivalent adjustments of $15 million.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Nine months ended September 30, 2008:
Net interest income (a)	$1,177	1,294	353	147	(333)	—		2,638
Provision for loan and lease losses	517	226	315	21	1,124	—		2,203
Net interest income (loss) after provision for loan and lease losses (a)	660	1,068	38	126	(1,457)	—		435
Noninterest income:
Service charges on deposits	136	336	—	7	(1)	—		478
Mortgage banking net revenue	—	12	215	1	—	—		228
Corporate banking revenue	301	9	—	12	1	—		323
Investment advisory revenue	4	65	—	276	(5)	(65	) (b)	275
Card and processing revenue	19	180	2	1	480	—		682
Gain on sale of processing business	—	—	—	—	—	—		—
Other noninterest income	36	79	34	1	189	—		339
Securities gains (losses), net	—	—	24	—	(45)	—		(21)
Total noninterest income	496	681	275	298	619	(65)		2,304
Noninterest expense:
Salaries, wages and incentives	159	302	87	99	353	—		1,000
Employee benefits	28	81	21	21	65	—		216
Net occupancy expense	13	118	6	8	77	—		222
Technology and communications	5	12	2	2	121	—		142
Equipment expense	2	31	1	1	60	—		95
Card and processing expense	—	34	4	—	165	—		203
Other noninterest expense	460	377	163	154	(424)	(65)		665
Total noninterest expense	667	955	284	285	417	(65)		2,543
Income (loss) before income taxes (a)	489	794	29	139	(1,255)	—		196
Applicable income tax expense (benefit) (a)	97	280	10	49	(269)	—		167
Net income (loss)	$392	514	19	90	(986)	—		29
Dividends on preferred stock	—	—	—	—	26			26
Net income (loss) available to common shareholders	$392	514	19	90	(1,012)			3
Average assets	$46,775	45,559	23,395	5,601	(8,598)	—		112,732

(a)	Includes fully taxable-equivalent adjustments of $17 million.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 12 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2009 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 and Note 17 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding purchases of equity securities by the Bancorp during the third quarter of 2009.

Defaults Upon Senior Securities (Item 3)

None.

Submission of Matters to a Vote of Security Holders (Item 4)

None.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Second Amended Articles of Incorporation, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Code of Regulations, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.1	Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units dated October 16, 2009 executed by Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Bob Sullivan, and Terry Zink.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text*.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 6, 2009	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and Chief Financial Officer