Form 10-K
period 2009-12-31
FIFTH THIRD BANCORP
filed 2010-02-26
CIK 35527

2009 ANNUAL REPORT

FINANCIAL CONTENTS

Annual Report on Form 10-K	114
Consolidated Ten Year Comparison	129
Directors and Officers	130
Corporate Information

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties in separating Fifth Third Processing Solutions from Fifth Third; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis (MD&A) of certain significant factors that have affected Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: SELECTED FINANCIAL DATA
For the years ended December 31 ($ in millions, except per share data)	2009	2008	2007	2006	2005
Income Statement Data
Net interest income (a)	$3,373	3,536	3,033	2,899	2,996
Noninterest income	4,782	2,946	2,467	2,012	2,374
Total revenue (a)	8,155	6,482	5,500	4,911	5,370
Provision for loan and lease losses	3,543	4,560	628	343	330
Noninterest expense	3,826	4,564	3,311	2,915	2,801
Net income (loss)	737	(2,113)	1,076	1,188	1,549
Net income (loss) available to common shareholders	511	(2,180)	1,075	1,188	1,548
Common Share Data
Earnings per share, basic (b)	$.73	(3.91)	1.99	2.13	2.79
Earnings per share, diluted (b)	.67	(3.91)	1.98	2.12	2.77
Cash dividends per common share	.04	.75	1.70	1.58	1.46
Market value per share	9.75	8.26	25.13	40.93	37.72
Book value per share	12.44	13.57	17.18	18.00	16.98
Financial Ratios
Return on assets	.64%	(1.85)	1.05	1.13	1.50
Return on average common equity	5.6	(23.0)	11.2	12.1	16.6
Average equity as a percent of average assets	11.36	8.78	9.35	9.32	9.06
Tangible equity (c)	9.71	7.86	6.05	7.79	6.87
Tangible common equity (d)	6.45	4.23	6.14	7.95	7.22
Net interest margin (a)	3.32	3.54	3.36	3.06	3.23
Efficiency (a)	46.9	70.4	60.2	59.4	52.1
Credit Quality
Net losses charged off	$2,581	2,710	462	316	299
Net losses charged off as a percent of average loans and leases	3.20%	3.23	.61	.44	.45
Allowance for loan and lease losses as a percent of loans and leases	4.88	3.31	1.17	1.04	1.06
Allowance for credit losses as a percent of loans and leases (e)	5.27	3.54	1.29	1.14	1.16
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (f)(g)	4.22	2.38	1.25	.61	.52
Average Balances
Loans and leases, including held for sale	$83,391	85,835	78,348	73,493	67,737
Total securities and other short-term investments	18,135	14,045	12,034	21,288	24,999
Total assets	114,856	114,296	102,477	105,238	102,876
Transaction deposits (h)	55,235	52,680	50,987	49,678	48,177
Core deposits (i)	69,338	63,815	61,765	60,178	56,668
Wholesale funding (j)	28,539	36,261	27,254	31,691	33,615
Shareholders’ equity	13,053	10,038	9,583	9,811	9,317
Regulatory Capital Ratios
Tier I capital	13.31%	10.59	7.72	8.39	8.35
Total risk-based capital	17.48	14.78	10.16	11.07	10.42
Tier I leverage	12.43	10.27	8.50	8.44	8.08
Tier I common equity	7.00	4.37	5.72	8.22	8.17
(a)	Amounts presented on a fully taxable equivalent basis (FTE). The taxable equivalent adjustments for years ended December 31, 2009, 2008, 2007, 2006 and 2005 were $19 million, $22 million, $24 million, $26 million and $31 million, respectively.
(b)	See Note 1 of the Notes to Consolidated Financial Statements for further information.
(c)	The tangible equity ratio is calculated as tangible equity (shareholders’ equity less goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (total assets less goodwill, intangible assets and tax effected accumulated other comprehensive income.). For further information, see the Non-GAAP Financial Measures section of the MD&A
(d)	The tangible common equity ratio is calculated as tangible common equity (shareholders’ equity less preferred stock, goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (defined above.) For further information, see the Non-GAAP Financial Measures section of the MD&A.
(e)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(f)	Excludes nonaccrual loans held for sale.
(g)	The Bancorp modified its nonaccrual policy in 2009 to exclude consumer troubled debt restructuring (TDR) loans less than 90 days past due as they were performing in accordance with restructuring terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(h)	Includes demand, interest checking, savings, money market and foreign office deposits.
(i)	Includes transaction deposits plus other time deposits.
(j)	Includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.

TABLE 2: QUARTERLY INFORMATION (unaudited)
	2009				2008
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$882	874	836	781	$897	1,068	744	826
Provision for loan and lease losses	776	952	1,041	773	2,356	941	719	544
Noninterest income	651	851	2,583	697	642	717	722	864
Noninterest expense	967	876	1,021	962	2,022	967	858	715
Net income (loss)	(98)	(97)	882	50	(2,142)	(56)	(202)	286
Net income (loss) available to common shareholders	(160)	(159)	856	(26)	(2,184)	(81)	(202)	286
Earnings per share, basic (a)	(.20)	(.20)	1.35	(.04)	(3.78)	(.14)	(.37)	.54
Earnings per share, diluted (a)	(.20)	(.20)	1.15	(.04)	(3.78)	(.14)	(.37)	.54

(a)	See Note 1 of the Notes to Consolidated Financial Statements for further information.

14	Fifth Third Bancorp

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2009, the Bancorp had $113 billion in assets, operated 16 affiliates with 1,309 full-service Banking Centers including 103 Bank Mart® locations open seven days a week inside select grocery stores and 2,358 Jeanie® ATMs in the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors.

The Bancorp believes that banking is first and foremost a relationship business where the strength of the competition and challenges for growth can vary in every market. The Bancorp believes its affiliate operating model provides a competitive advantage by keeping the decisions close to the customer and by emphasizing individual relationships. Through its affiliate operating model, individual managers from the banking center to the executive level are given the opportunity to tailor financial solutions for their customers.

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2009, net interest income, on a fully taxable equivalent (FTE) basis, and noninterest income provided 41% and 59% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by loan defaults and inadequate collateral due to a weakened economy within the Bancorp’s footprint.

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

Noninterest income is derived primarily from service charges on deposits, mortgage banking revenue, corporate banking revenue, fiduciary and investment management fees and card and processing revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, costs incurred in the origination of loans and leases, and insurance expenses paid to the Federal Depository Insurance Corporation (FDIC).

On June 30, 2009, the Bancorp completed the sale (hereinafter the “Processing Business Sale”) of a majority interest in its merchant acquiring and financial institutions processing business. As a result of the sale, the Bancorp recognized a pre-tax gain of approximately $1.8 billion. Under the terms of the sale, Advent International acquired an approximate 51% interest in the business. The Bancorp accounts for the retained noncontrolling interest in the business under the equity method of accounting.

Earnings Summary

During 2009, the Bancorp continued to be affected by a challenging credit environment and the continued economic slowdown. The Bancorp’s net income available to common shareholders was $511 million, or $0.67 per diluted share, which included $226 million in preferred stock dividends. The Bancorp’s net loss available to common shareholders was $2.2 billion, or $3.91 per diluted share, for 2008, which included $67 million in preferred stock dividends. The Bancorp’s results for both years reflect a number of significant items.

Such items affecting 2009 include:

•	$1.8 billion of noninterest income from the Processing Business Sale to Advent International;
•	$244 million of noninterest income from the sale of the Bancorp’s Visa, Inc. Class B common shares and a $73 million reduction to noninterest expense from the release of Visa litigation reserves;
•	$136 million of net interest income due to the accretion of purchase accounting adjustments related to loans and deposits from acquisitions during 2008;
•

$106 million income tax benefit from the decision to surrender one of the Bancorp’s bank owned life insurance (BOLI) policies and the determination that previously recorded losses on the policy are now tax deductible;

•	$55 million of noninterest expense from a special assessment by the FDIC;
•	$55 million income tax benefit from an agreement with the Internal Revenue Service (IRS) to settle all of the Bancorp’s disputed leverage leases for all open years;
•

$53 million in charges to other noninterest income reflecting reserves recorded in connection with the intent to surrender one of the Bancorp’s BOLI policies as well as losses related to market value declines;

•

$35 million increase to net income available to common shareholders from the exchange of 63% of outstanding Series G preferred shares for approximately 60 million common shares and $230 million in cash; and

•

Preferred stock dividends of $226 million in 2009 compared to $67 million in 2008 due to the issuance of senior preferred stock and related warrants on December 31, 2008 to the U.S. Department of Treasury (U.S. Treasury) under the Capital Purchase Program (CPP) in exchange for $3.4 billion in cash.

Fifth Third Bancorp	15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For comparison purposes, such items affecting 2008 include:

•	$965 million of noninterest expense due to a goodwill impairment charge;
•	$358 million of net interest income due to the accretion of purchase accounting adjustments related to loans and deposits from acquisitions during 2008;
•

$273 million of other noninterest income related to the redemption of a portion of Fifth Third’s ownership interests in Visa, Inc. and $99 million in net reductions to noninterest expense to reflect the recognition of the Bancorp’s proportional share of the Visa escrow account;

•	$229 million after-tax impact of charges relating to a change in the projected timing of cash flows relating to income taxes for certain leveraged leases;
•	$215 million reduction to other noninterest income to reflect a decline in the cash surrender value of one of the Bancorp’s BOLI policies;
•

$104 million reduction to noninterest income due to other-than-temporary impairment (OTTI) charges on Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock and certain bank trust preferred securities; and

•	$76 million of other noninterest income, partially offset by $36 million in related litigation expense, due to the successful resolution of a prior court case.

Net interest income (FTE) decreased to $3.4 billion, from $3.5 billion in 2008. The primary reason for the five percent decrease in net interest income was a 21 basis point (bp) decline in the net interest rate spread. Additionally, the benefit from the accretion of purchase accounting adjustments related to the 2008 acquisition of First Charter was $136 million in 2009, compared to $358 million in 2008. Net interest margin was 3.32% in 2009, a decrease of 22 bp from 2008.

Noninterest income increased 62%, from $2.9 billion to $4.8 billion, in 2009, driven primarily by the Processing Business Sale in the second quarter of 2009, which resulted in a pre-tax gain of $1.8 billion, as well as a $244 million gain related to the sale of the Bancorp’s Visa, Inc. Class B shares and gains on mortgages sold. Mortgage banking net revenue increased $354 million resulting from strong growth in originations, which were up 89% to $21.7 billion in 2009 compared to $11.5 billion in 2008. Card and processing revenue decreased 33% due to the Processing Business Sale in the second quarter of 2009. Corporate banking revenue decreased 10% largely due to a lower volume of interest rate derivatives sales and foreign exchange revenue, partially offset by growth in institutional sales and business lending fees.

Noninterest expense decreased $738 million compared to 2008. Noninterest expense in 2008 included a $965 million charge due to goodwill impairment. Excluding this charge, noninterest expense increased $227 million due primarily to an increase of $196 million of FDIC insurance and other taxes as the result of an increase in deposit insurance and participation in the Temporary Liquidity Guarantee Program (TLGP), as well as increased loan related expenses from higher mortgage origination volume and expenses incurred from the management of problem assets. These amounts were partially offset by lower card and processing expense due to the Processing Business Sale on June 30, 2009. In addition to the goodwill impairment charge, noninterest expense in 2008 included $36 million in litigation expenses due to the successful resolution of a prior court case, offset by a $99 million reduction to expenses related to the reversal of a portion of the Visa litigation reserve and Visa’s funding of an escrow account. For further information on the change in assessment rates during 2009, the FDIC special assessment in the second quarter of 2009 and the TLGP, see the noninterest expense section of Management’s Discussion and Analysis.

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakening economic conditions. Throughout 2009, the Bancorp continued to be affected by rising unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends began to show signs of stabilization in the fourth quarter of 2009 and, as a result, the provision for loan and lease losses decreased to $3.5 billion for the year ended December 31, 2009 compared to $4.6 billion during 2008. Net charge-offs as a percent of average loans and leases remained steady at 3.20% in 2009 compared to 3.23% in 2008. At December 31, 2009, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (excluding nonaccrual loans held for sale) increased to 4.22% from 2.38% at December 31, 2008. Refer to the Credit Risk Management section in Management’s Discussion and Analysis for more information on credit quality.

The Bancorp continued to take actions to strengthen its capital position in 2009. On June 4, 2009, the Bancorp completed an at-the-market offering resulting in the sale of $1 billion of its common shares at an average share price of $6.33. In addition, on June 17, 2009, the Bancorp completed its offer to exchange shares of its common stock and cash for shares of its Series G convertible preferred stock. As a result, the Bancorp recognized an increase in net income available to common shareholders of $35 million based upon the difference in carrying value of the Series G preferred shares and the fair value of the common shares and cash issued. See the Capital Management section of Management’s Discussion and Analysis for further information on the Bancorp’s capital transactions.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (FRB). As of December 31, 2009, the Tier 1 capital ratio was 13.31%, the Tier 1 leverage ratio was 12.43% and the total risk-based capital ratio was 17.48%.

16	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because accounting principles generally accepted in the United States of America (U.S. GAAP) do not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios.

The Bancorp believes these Non-GAAP measures are important because they reflect the level of capital available to withstand unexpected market conditions. Additionally,

presentation of these measures allows readers to compare certain aspects of the Bancorp’s capitalization to other organizations. However, because there are no standardized definitions for these ratios, the Bancorp’s calculations may not be comparable with other organizations, and the usefulness of these measures to investors may be limited. As a result, the Bancorp encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

The following table reconciles Non-GAAP financial measures to U.S. GAAP as of December 31:

TABLE 3: NON-GAAP FINANCIAL MEASURES
($ in millions)	2009	2008
Total shareholders’ equity	$13,497	12,077
Less:
Goodwill	(2,417)	(2,624)
Intangible assets	(106)	(168)
Accumulated other comprehensive income	(241)	(98)
Tangible equity (a)	10,733	9,187
Less: preferred stock	(3,609)	(4,241)
Tangible common equity (b)	7,124	4,946
Total assets	113,380	119,764
Less:
Goodwill	(2,417)	(2,624)
Intangible assets	(106)	(168)
Accumulated other comprehensive income, before tax	(370)	(151)
Tangible assets, excluding unrealized gains / losses (c)	$110,487	116,821
Ratios:
Tangible equity (a) / (c)	9.71%	7.86%
Tangible common equity (b) / (c)	6.45%	4.23%

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2009 and 2008 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

Fifth Third Bancorp	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. No material changes were made to the valuation techniques or models described below during the year ended December 31, 2009.

Allowance for Loan and Lease Losses

The Bancorp maintains an allowance to absorb probable loan and lease losses inherent in the portfolio. The allowance is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan and lease losses are based on the Bancorp’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of the allowance, the Bancorp estimates losses using a range derived from “base” and “conservative” estimates. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

Larger commercial loans that exhibit probable or observed credit weakness are subject to individual review. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as evaluation of legal options available to the Bancorp. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to commercial loans that are not impaired or are impaired but smaller than an established threshold and thus not subject to individual review. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

    Homogenous loans and leases, such as consumer installment, revolving and residential mortgage loans, are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category. Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

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

Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s allowance for loan and lease losses, nor does the Bancorp add to its existing allowance for the acquired loans as part of purchase accounting.

The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the United States. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates based on credit grade migration. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income.

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

    Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in other assets and accrued taxes, interest and expenses, respectively in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence to determine whether realization is more-likely-than-not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp

18	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. For additional information on income taxes, see Note 20 of the Notes to Consolidated Financial Statements.

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

The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred. For additional information on servicing rights, see Note 11 of the Notes to Consolidated Financial Statements.

Fair Value Measurements

The Bancorp measures fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques the Bancorp uses to measure fair value include the market approach, income approach and cost approach. The market approach uses prices or relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach involves discounting future amounts to a single present amount and is based on current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of the asset.

U.S. GAAP establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

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

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Bancorp’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Bancorp’s own financial data such as internally developed pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant instruments: available-for-sale and trading securities, residential mortgage loans held for sale and certain derivatives. The following is a summary of valuation techniques utilized by the Bancorp for its significant assets and liabilities measured at fair value on a recurring basis.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, asset-backed securities and Variable Rate Demand Notes (VRDNs). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 consist primarily of residual interests in securitizations of automobile loans. These residual interests are valued using discounted cash flow models that integrate significant unobservable inputs, including discount rates, prepayment speeds, and loss rates which are estimated based on actual performance of similar loans transferred in previous securitizations. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities at December 31, 2009, the Bancorp measured fair value using a discount rate commensurate with the assumed holding period.

Fifth Third Bancorp	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Residential mortgage loans held for sale

For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain assets, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. Therefore, these loans are classified within Level 2 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters. The majority of the Bancorp’s derivative positions are valued utilizing models that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2009, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness.

In addition to the assets and liabilities measured at fair value on a recurring basis, the Bancorp measures servicing rights, certain loans and long-lived assets at fair value on a nonrecurring basis. Refer to Note 27 of the Notes to Consolidated Financial Statements for further information on fair value measurements.

Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the Bancorp’s reporting unit level on an annual basis, which for the Bancorp is September 30, and more frequently if events or circumstances indicate that there may be impairment. The Bancorp has determined that its segments qualify as reporting units under U.S. GAAP. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value, which is determined through a two-step impairment test. The first step (Step 1) compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) of the goodwill impairment test is performed to measure the impairment loss amount, if any.

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

During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

20	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

The risks listed here are not the only risks that Fifth Third faces. Additional risks that are not presently known or that Fifth Third presently deems to be immaterial could also have a material, adverse impact on our financial condition, the results of our operations, or our business.

RISKS RELATING TO ECONOMIC AND MARKET CONDITIONS

Weakness in the economy and in the real estate market, including specific weakness within Fifth Third’s geographic footprint, has adversely affected Fifth Third and may continue to adversely affect Fifth Third.

If the strength of the U.S. economy in general and the strength of the local economies in which Fifth Third conducts operations continues to decline or does not improve in a reasonable time frame, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and allowance for loan and lease losses and in the receipt of lower proceeds from the sale of loans and foreclosed properties. A significant portion of Fifth Third’s residential mortgage and commercial real estate loan portfolios are comprised of borrowers in Michigan, Northern Ohio and Florida, which markets have been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies, greater charge-offs and increased losses on the sale of foreclosed real estate in future periods, which would materially adversely affect Fifth Third’s financial condition and results of operations.

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

Fifth Third enters into and maintains trading and investment positions in the capital markets on its own behalf and manages investment positions on behalf of its customers. These investment positions include derivative financial instruments. The revenues and profits Fifth Third derives from managing proprietary and customer trading and investment positions are dependent on market prices. If Fifth Third does not correctly anticipate market changes and trends, Fifth Third may experience a decline in investment advisory revenue or investment or trading losses that may materially affect Fifth Third. Losses on behalf of its customers could expose Fifth Third to litigation, credit risks or loss of revenue from those customers. Additionally, substantial losses in Fifth Third’s trading and investment positions could lead to a loss with respect to those investments and may adversely affect cash flows and funding costs.

The removal or reduction in stimulus activities sponsored by the Federal Government and its agents may have a negative impact on Fifth Third’s results and operations.

The Federal Government has intervened in an unprecedented manner to stimulate economic growth. Some of these activities have included the following:

•	Target fed funds rates which have remained close to zero percent;
•	Mortgage rates that have remained at historical lows in part due to the Federal Reserve Bank of New York’s $1.25 trillion mortgage-backed securities purchase program;
•	Bank funding that has remained stable through an increase in FDIC deposit insurance to a covered limit of $250,000 per account from the previous coverage limit of $100,000; and
•	Housing demand that has been stimulated by homebuyer tax credits.

The expiration or rescission of any of these programs may have an adverse impact on Fifth Third’s operating results by increasing interest rates, increasing the cost of funding, and reducing the demand for loan products, including mortgage loans.

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

RISKS RELATING TO OUR GENERAL BUSINESS

Deteriorating credit quality, particularly in real estate loans, has adversely impacted Fifth Third and may continue to adversely impact Fifth Third.

Fifth Third has experienced a downturn in credit performance and credit conditions and the performance of its loan portfolio could deteriorate in the future. The downturn caused Fifth Third to increase its allowance for loan and lease losses, driven primarily by higher allocations related to residential mortgage and home equity loans, commercial real estate loans and loans of entities related to or dependent upon the real estate industry. If the performance of Fifth Third’s loan portfolio does not improve or stabilize, additional increases in the allowance for loan and lease losses may be necessary in the future. Accordingly, a decrease in the quality of Fifth Third’s credit portfolio could have a material adverse effect on earnings and results of operations.

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities. Fifth Third’s ability to maintain sources of funding and liquidity could be impacted by changes in the capital markets in which it operates. Additionally, if Fifth Third sought additional sources of capital, liquidity or funding, those additional sources could dilute current shareholders’ ownership interests.

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

The financial services industry in which Fifth Third operates is highly competitive. Fifth Third competes not only with commercial banks, but also with insurance companies, mutual funds, hedge funds, and other companies offering financial services in the U.S., globally and over the internet. Fifth Third competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. Recently, this trend accelerated considerably, as several major U.S. financial institutions consolidated, were forced to merge, received substantial government assistance or were placed into conservatorship by the U.S. Government. These developments could result in Fifth Third’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. Fifth Third may experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share by reducing prices.

The Bancorp and/or the holders of its securities could be adversely affected by unfavorable ratings from rating agencies.

The Bancorp’s ability to access the capital markets is important to its overall funding profile. This access is affected by the ratings assigned by rating agencies to the Bancorp, certain of its subsidiaries and particular classes of securities they issue. The interest rates that the Bancorp pays on its securities are also influenced by, among other things, the credit ratings that it, its subsidiaries and/or its securities receive from recognized rating agencies. A downgrade to the Bancorp’s, or its subsidiaries’, credit rating could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to the Bancorp, its subsidiaries or their securities could also create obligations or liabilities to the Bancorp under the terms of its outstanding securities that could increase the Bancorp’s costs or otherwise have a negative effect on the Bancorp’s results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by the Bancorp or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold. During 2009, Moody’s Investors Service downgraded the Bancorp’s issuer rating to “Baa1” from “A2” and downgraded the long term debt rating and deposit ratings for the Bancorp’s bank subsidiary to “A2” from “A1.” Standard & Poor’s Investors Service downgraded the Bancorp’s issuer rating to “BBB” from “A-” and downgraded the long term debt rating and deposit ratings for the Bancorp’s bank subsidiary to “BBB+” from “A.” DBRS Investors Service downgraded the Bancorp’s issuer rating to “A” from “AAL” and downgraded the long term debt rating and deposit ratings for the Bancorp’s bank subsidiary to “AH” from “AA.”

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

Pursuant to the standardized terms of the Treasury Capital Purchase program (CPP), among other things, Fifth Third has agreed to institute certain restrictions on the compensation of certain senior management positions, which could have an adverse effect on Fifth Third’s ability to hire or retain the most qualified senior management. It is possible that the U.S. Treasury may, as it is permitted to do, impose further requirements on Fifth Third. In 2009, the Federal Reserve issued a comprehensive proposal intended to ensure that a bank organization’s incentive compensation policies don’t encourage excessive risk taking. In addition, the FDIC recently issued a request for comments on whether banks with compensation plans that encourage excessive risk taking should be charged at higher deposit assessment rates than such banks would otherwise be charged. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

Fifth Third’s mortgage banking revenue can be volatile from quarter to quarter.

Fifth Third earns revenue from the fees Fifth Third receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue Fifth Third receives from loan originations. At the same time, revenue from our mortgage servicing rights (MSRs) can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of our MSRs tends to decline, also with some offsetting revenue effect. Even though they can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that, because of the recession and deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

    Fifth Third typically uses derivatives and other instruments to hedge our mortgage banking interest rate risk. Fifth Third generally does not hedge all of our risks, and the fact that Fifth Third attempts to hedge any of the risks does not mean Fifth Third will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. Fifth Third may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. Fifth Third could incur significant losses from our hedging activities. There may be periods where Fifth Third elects not to use derivatives and other instruments to hedge mortgage banking interest rate risk.

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

The accounting standard setters, including FASB, U.S. Securities and Exchange Commission (SEC) and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Fifth Third’s consolidated financial statements. These changes can be hard to predict and can materially impact how Fifth Third records and reports its financial condition and results of operations. In some cases, Fifth Third could be required to apply a new or revised standard retroactively, which would result in the recasting of Fifth Third’s prior period financial statements.

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

Fifth Third owns several non-strategic businesses that are not significantly synergistic with its core financial services businesses. Fifth Third has, from time to time, considered the sale of such businesses. If it were to determine to sell such businesses, Fifth Third would be subject to market forces that may make completion of a sale unsuccessful or may not be able to do so within a desirable time frame. If Fifth Third were to complete the sale of non-core businesses, it would suffer the loss of income from the sold businesses, and such loss of income could have an adverse effect on its future earnings and growth.

Material breaches in security of Fifth Third’s systems may have a significant effect on Fifth Third’s business.

Fifth Third collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Fifth Third and third party service providers. Fifth Third has security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. Fifth Third also has security to prevent unauthorized access to the system. In addition, Fifth Third requires its third party service providers to maintain similar controls. However, Fifth Third cannot be certain that the measures will be successful. A security breach in the system and loss of confidential information such as credit card numbers and related information could result in losing the customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

Fifth Third is exposed to operational and reputational risk.

Fifth Third is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees, operating system disruptions or operational errors.

Negative public opinion can result from Fifth Third’s actual or alleged conduct in activities, such as lending practices, data security, corporate governance and acquisitions, and may damage Fifth Third’s reputation. Negative public opinion has been observed in relation to banks participating in the Treasury’s Troubled Asset Relief Program (TARP), in which Fifth Third was a participant. Should Fifth Third not be able to repay its TARP borrowing or make repayment subsequent to its regional peers, Fifth Third may be the focus of increased negative attention. Additionally, actions taken by government regulators and community organizations may also damage Fifth Third’s reputation. This negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can expose it to litigation and regulatory action.

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

The inability of FTPS to succeed as a stand-alone entity could have a negative impact on Fifth Third’s operating results and financial condition.

During the second quarter of 2009, Fifth Third sold an approximate 51% interest in Fifth Third Processing Solutions (FTPS) to Advent International. Prior to the sale, FTPS relied on Fifth Third to support its operating and administrative functions. Fifth Third has entered into agreements to provide FTPS certain services during the deconversion period. Fifth Third’s operating results may suffer if the cost of providing these services exceeds the amount received from FTPS. As part of the sale, FTPS also assumed loans owed Fifth Third. Repayment of these loans is contingent on future cash flows and profitability at FTPS.

In connection with the sale, Fifth Third provided Advent with certain put rights that are exercisable in the event of three unlikely circumstances. Based on Fifth Third’s current ownership share in FTPS of approximately 49%, FTPS is accounted for under the equity method and is not consolidated. The exercise of the put rights would result in FTPS becoming a wholly owned subsidiary of Fifth Third. As a result, FTPS would be consolidated and would subject Fifth Third to the risks inherent in integrating a business. Additionally, such a change in the accounting treatment for FTPS may adversely impact Fifth Third’s capital.

Weather related events or other natural disasters may have an effect on the performance of our loan portfolios, especially in our coastal markets, thereby adversely impacting our results of operations.

Fifth Third’s footprint stretches from the upper midwestern to lower southeastern regions of the United States. This area has experienced weather events including hurricanes and other natural disasters. The nature and level of these events and the impact of global climate change upon their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact our loan portfolios by damaging properties pledged as collateral as well as impairing our borrower’s ability to repay their loans.

RISKS RELATED TO THE LEGAL AND REGULATORY ENVIRONMENT

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

Fifth Third’s subsidiary bank must remain well-capitalized for Fifth Third to retain its status as a financial holding company. In addition, failure by Fifth Third’s bank subsidiary to meet applicable capital guidelines could subject the bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

The Bancorp’s business, financial condition and results of operations could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the Bancorp’s participation in Treasury’s CPP and CAP, the U.S. Government has taken steps

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

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry. In January, the Obama administration proposed a tax on the fifty largest bank holding companies in the United States designed to recover losses incurred as a result of the Treasury’s TARP program. The proposal has not been finalized and the amount of the possible tax has not been determined. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. The Bancorp cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on the Bancorp. Additional regulation could affect the Bancorp in a substantial way and could have an adverse effect on its business, financial condition and results of operations.

Deposit insurance premiums levied against Fifth Third may increase if the number of bank failures do not subside or the cost of resolving failed banks increases.

The FDIC maintains a Deposit Insurance Fund (DIF) to resolve the cost of bank failures. The DIF is funded by fees assessed on insured depository institutions including Fifth Third. The magnitude and cost of resolving an increased number of bank failures have reduced the DIF. In 2009, the FDIC collected a special assessment to replenish the DIF. In addition, a prepayment of an estimated amount of future deposit insurance premiums was made on December 30, 2009. Future deposit premiums paid by Fifth Third depend on the level of the DIF and the magnitude and cost of future bank failures.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest-bearing liabilities, on free-funding, such as demand deposits or shareholders’ equity.

Table 5 presents the components of net interest income, net interest margin and net interest spread for 2009, 2008 and 2007. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 6 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

Net interest income (FTE) was $3.4 billion for the year ended December 31, 2009, compared to $3.5 billion in 2008. Net interest income was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits, primarily from the First Charter Acquisition, that increased net interest income by $136 million during 2009, compared to an increase of $358 million during 2008. Additionally, 2008 was impacted by the recalculation of cash flows on certain leveraged leases that reduced interest income on commercial leases by approximately $130 million. Excluding these impacts, net interest income decreased $71 million, or two percent, in 2009 compared to 2008. Net interest income was negatively impacted by the decline in market interest rates over the year as the Bancorp’s assets have repriced faster than its liabilities. The net interest rate spread was down 21 bp to 3.00% in 2009, which led to a decline in net interest income of $284 million compared to 2008. Partially offsetting the negative impact of declining market rates were improved pricing spreads on loan originations as well as a shift in funding composition to lower cost core deposits, as higher priced term deposits issued in the second half of 2008 continued to mature throughout 2009. For the year ended December 31, 2009, net interest income was further impacted by an increase of $1.6 billion in average interest-earning assets and a decline of $5.0 billion in average interest-bearing liabilities driven by growth in the Bancorp’s free-funding position. This led to an increase of $121 million in net interest income.

Net interest margin was 3.32% in 2009, compared to 3.54% in 2008. For 2009 and 2008, the accretion of the discounts on acquired loans and deposits increased the net interest margin by 14 bp and 36 bp, respectively. Additionally, 2008 included the negative impact of the leveraged lease charge that reduced the net interest margin by 13 bp. Exclusive of the accretion of discounts on acquired loans and deposits and the leveraged lease charge, net interest margin was down 13 bp on a year-over-year basis due to the previously mentioned decline in net interest rate spread and the growth in average interest earning assets.

Average interest-earning assets increased 2% from 2008 primarily due to an increase in the average investment portfolio, partially offset by decreases in average commercial loans. The increase in the average investment portfolio of $4.1 billion, or 29%, over 2008 was due to an increase in purchases of agency mortgage-backed securities and automobile asset-backed securities, the purchase of investment grade commercial paper from an unconsolidated qualifying special purpose entity (QSPE) and an increase in VRDNs held in the Bancorp’s trading portfolio. The decrease in average total commercial loans of five percent was due primarily to the decrease in commercial construction loans as a result of the suspension of new originations on non-owner occupied commercial real estate loans in the second quarter of 2008. Additionally, the decrease in commercial loans and commercial mortgage loans was due to decreases in line utilization, overall customer demand for commercial loan products, net charge-offs as well as implementation of tighter underwriting standards.

Interest income (FTE) from loans and leases decreased $1.0 billion compared to 2008. Exclusive of the accretion of discounts on acquired loans in 2009 and 2008 and the leveraged lease charge during 2008, interest income (FTE) from loans and leases decreased $925 million, or 20%, compared to the prior year. The year-over-year decrease in interest income from loans and leases is a result of a three percent decline in average loans as well as the repricing of variable rate loans in a declining rate environment, which led to a 104 bp decrease in average rates. Interest income (FTE) from investment securities and short-term investments increased nine percent compared to 2008. The increase in interest income from investment securities was a result of the 29% increase in the average investment portfolio partially offset by a 77 bp decrease in the weighted-average yield.

TABLE 4: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2009	2008	2007	2006	2005
Interest income (FTE)	$4,687	5,630	6,051	5,981	5,026
Interest expense	1,314	2,094	3,018	3,082	2,030
Net interest income (FTE)	3,373	3,536	3,033	2,899	2,996
Provision for loan and lease losses	3,543	4,560	628	343	330
Net interest income (loss) after provision for loan and lease losses (FTE)	(170)	(1,024)	2,405	2,556	2,666
Noninterest income	4,782	2,946	2,467	2,012	2,374
Noninterest expense	3,826	4,564	3,311	2,915	2,801
Income (loss) before income taxes and cumulative effect (FTE)	786	(2,642)	1,561	1,653	2,239
Fully taxable equivalent adjustment	19	22	24	26	31
Applicable income taxes	30	(551)	461	443	659
Income (loss) before cumulative effect	737	(2,113)	1,076	1,184	1,549
Cumulative effect of change in accounting principle, net of tax	-	-	-	4	-
Net income (loss)	737	(2,113)	1,076	1,188	1,549
Dividends on preferred stock	226	67	1	-	1
Net income (loss) available to common shareholders	$511	(2,180)	1,075	1,188	1,548
Earnings per share, basic	$0.73	(3.91)	1.99	2.13	2.79
Earnings per share, diluted	0.67	(3.91)	1.98	2.12	2.77
Cash dividends declared per common share	0.04	0.75	1.70	1.58	1.46

26	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 5: CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME (FTE)

For the years ended December 31	2009			2008			2007
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (a):
Commercial loans	$27,556	$1,162	4.22%	$28,426	$1,520	5.35%	$22,351	$1,639	7.33%
Commercial mortgage	12,511	545	4.35	12,776	866	6.78	11,078	801	7.23
Commercial construction	4,638	134	2.90	5,846	342	5.85	5,661	421	7.44
Commercial leases	3,543	150	4.24	3,680	18	0.49	3,683	158	4.29
Subtotal - commercial	48,248	1,991	4.13	50,728	2,746	5.41	42,773	3,019	7.06
Residential mortgage	10,886	602	5.53	10,993	705	6.41	10,489	642	6.13
Home equity	12,534	520	4.15	12,269	701	5.71	11,887	897	7.54
Automobile loans	8,807	556	6.31	8,925	566	6.34	10,704	674	6.30
Credit card	1,907	193	10.10	1,708	167	9.77	1,276	133	10.39
Other consumer loans and leases	1,009	86	8.49	1,212	64	5.28	1,219	65	5.36
Subtotal - consumer	35,143	1,957	5.57	35,107	2,203	6.27	35,575	2,411	6.78
Total loans and leases	83,391	3,948	4.73	85,835	4,949	5.77	78,348	5,430	6.93
Securities:
Taxable	16,861	721	4.28	13,082	643	4.91	11,131	566	5.08
Exempt from income taxes (a)	239	17	7.19	342	25	7.35	499	36	7.29
Other short-term investments	1,035	1	0.14	621	13	2.15	404	19	4.80
Total interest-earning assets	101,526	4,687	4.62	99,880	5,630	5.64	90,382	6,051	6.70
Cash and due from banks	2,329			2,490			2,275
Other assets	14,266			13,411			10,613
Allowance for loan and lease losses	(3,265)			(1,485)			(793)
Total assets	$114,856			$114,296			$102,477
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing core deposits:
Interest checking	$15,070	$40	0.26%	$14,191	$128	0.91%	$14,820	$318	2.14%
Savings	16,875	127	0.75	16,192	224	1.38	14,836	456	3.07
Money market	4,320	26	0.60	6,127	118	1.92	6,308	269	4.26
Foreign office deposits	2,108	10	0.45	2,153	34	1.60	1,762	73	4.15
Other time deposits	14,103	470	3.33	11,135	411	3.69	10,778	495	4.59
Total interest-bearing core deposits	52,476	673	1.28	49,798	915	1.84	48,504	1,611	3.32
Certificates - $100,000 and over	10,367	280	2.70	9,531	324	3.40	6,466	328	5.07
Other foreign office deposits	157	-	0.20	2,067	50	2.42	1,393	68	4.91
Federal funds purchased	517	1	0.20	2,975	70	2.34	3,646	184	5.04
Other short-term borrowings	6,463	42	0.64	7,785	178	2.29	3,244	140	4.32
Long-term debt	11,035	318	2.89	13,903	557	4.01	12,505	687	5.50
Total interest-bearing liabilities	81,015	1,314	1.62	86,059	2,094	2.43	75,758	3,018	3.98
Demand deposits	16,862			14,017			13,261
Other liabilities	3,926			4,182			3,875
Total liabilities	101,803			104,258			92,894
Shareholders’ equity	13,053			10,038			9,583
Total liabilities and shareholders’ equity	$114,856			$114,296			$102,477
Net interest income		$3,373			$3,536			$3,033
Net interest margin			3.32%			3.54%			3.36%
Net interest rate spread			3.00			3.21			2.72
Interest-bearing liabilities to interest-earning assets			79.80			86.16			83.82
(a)	The fully taxable-equivalent adjustments included in the above table are $19 million, $22 million and $24 million for the years ended December 31, 2009, 2008 and 2007, respectively.

    Average interest-bearing core deposits increased $2.7 billion, or five percent, compared to last year, primarily due to increased interest checking, savings other time deposits balances, partially offset by a decline in money market deposits. The cost of interest-bearing core deposits was 1.28% in 2009; a decrease of 56 bp from 1.84% in 2008. The year-over-year decrease is a result of the decrease in short-term market interest rates as the federal funds rate steadily declined over the course of 2008 and remained at a historically low rate throughout 2009.

    Interest expense on wholesale funding decreased 46% compared to the prior year due to a 21% decrease in average balances and a 100 bp decrease in the average rate. In 2009, wholesale funding represented 35% of interest-bearing liabilities, down from 42% in 2008. Impacting this change was a decrease in average long-term debt of $2.9 billion, or 21%, which included a yield decrease of 112 bp compared to 2008. This was driven by a $1.0 billion FHLB advance maturing in the first quarter of 2009 and $1.2 billion in bank notes maturing in the second quarter of

2009, which were the primary factors of the reduction in interest expense on long term debt of $239 million. Further impacting the wholesale funding balance was a $3.8 billion, or a 35%, decline in average short-term borrowings, including federal funds purchased, as well as a 169 bp decline in the average rate on short term borrowings, compared to 2008, which led to reductions in interest expense of $59 million and $146 million, respectively. The decreased reliance on wholesale funding in 2009 was a result of the increase in the Bancorp’s average equity position compared to 2008 due to the issuance of $1 billion of common stock in the second quarter of 2009 and from the sale of $3.4 billion of senior preferred shares and related warrants to the U.S. Treasury on December 31, 2008 under its Capital Purchase Program (CPP). For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of Management’s Discussion and Analysis.

Fifth Third Bancorp	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: CHANGES IN NET INTEREST INCOME (FTE) ATTRIBUTED TO VOLUME AND YIELD/RATE (a)
For the years ended December 31	2009 Compared to 2008			2008 Compared to 2007
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets
Increase (decrease) in interest income:
Loans and leases:
Commercial loans	$(45)	(313)	(358)	$385	(504)	(119)
Commercial mortgage	(17)	(304)	(321)	117	(52)	65
Commercial construction	(60)	(148)	(208)	13	(92)	(79)
Commercial leases	(1)	133	132	-	(140)	(140)
Subtotal - commercial	(123)	(632)	(755)	515	(788)	(273)
Residential mortgage	(7)	(96)	(103)	32	31	63
Home equity	15	(196)	(181)	28	(224)	(196)
Automobile loans	(7)	(3)	(10)	(113)	5	(108)
Credit card	20	6	26	42	(8)	34
Other consumer loans and leases	(12)	34	22	-	(1)	(1)
Subtotal - consumer	9	(255)	(246)	(11)	(197)	(208)
Total loans and leases	(114)	(887)	(1,001)	504	(985)	(481)
Securities:
Taxable	169	(91)	78	96	(19)	77
Exempt from income taxes	(7)	(1)	(8)	(11)	-	(11)
Other short-term investments	5	(17)	(12)	8	(14)	(6)
Total interest-earning assets	53	(996)	(943)	597	(1,018)	(421)
Cash and due from banks
Other assets
Allowance for loan and lease losses
Total change in interest income	$53	(996)	(943)	$597	(1,018)	(421)
Liabilities and Shareholders’ Equity
Increase (decrease) in interest expense:
Interest-bearing core deposits:
Interest checking	$8	(96)	(88)	$(13)	(177)	(190)
Savings	9	(106)	(97)	39	(271)	(232)
Money market	(28)	(64)	(92)	(7)	(144)	(151)
Foreign office deposits	(1)	(23)	(24)	13	(52)	(39)
Other time deposits	102	(43)	59	16	(100)	(84)
Total interest-bearing core deposits	90	(332)	(242)	48	(744)	(696)
Certificates - $100,000 and over	27	(71)	(44)	125	(129)	(4)
Other foreign office deposits	(25)	(25)	(50)	26	(44)	(18)
Federal funds purchased	(33)	(36)	(69)	(29)	(85)	(114)
Other short-term borrowings	(26)	(110)	(136)	127	(89)	38
Long-term debt	(101)	(138)	(239)	71	(201)	(130)
Total interest-bearing liabilities	(68)	(712)	(780)	368	(1,292)	(924)
Demand deposits
Other liabilities
Total change in interest expense	(68)	(712)	(780)	368	(1,292)	(924)
Shareholders’ equity
Total liabilities and shareholders’ equity
Total change in net interest income	$121	(284)	(163)	$229	274	503
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute amount of change in volume or yield/rate.

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

    The provision for loan and lease losses decreased to $3.5 billion in 2009 compared to $4.6 billion in 2008. The decrease in the provision expense from the prior year was due to a decline in the growth rate of commercial and consumer delinquencies and a decline in the growth of loss estimates once the loans become delinquent. As of December 31, 2009, the allowance for loan and lease losses as a percent of loans and leases increased to 4.88% from 3.31% at December 31, 2008.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of the loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the year ended December 31, 2009, noninterest income increased by $1.8 billion, or 62%, on a year-over-year basis, driven primarily by the Processing Business Sale in the second quarter of 2009 as well as strong growth in mortgage banking net revenue, partially offset by lower card and processing revenue in the second half of 2009. The components of noninterest income are shown in Table 7.

28	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2009	2008	2007	2006	2005
Service charges on deposits	$632	641	579	517	522
Card and processing revenue	615	912	826	717	622
Mortgage banking net revenue	553	199	133	155	174
Corporate banking revenue	399	444	367	318	299
Investment advisory revenue	299	353	382	367	358
Gain on sale of processing business	1,758	-	-	-	-
Other noninterest income	479	363	153	299	360
Securities gains (losses), net	(10)	(86)	21	(364)	39
Securities gains, net – non-qualifying hedges on mortgage servicing rights	57	120	6	3	-
Total noninterest income	$4,782	2,946	2,467	2,012	2,374

Service charges on deposits decreased $9 million, or one percent, to $632 million in 2009 compared to 2008. This was driven by a $15 million, or four percent, decrease in consumer service charges and an increase of $6 million, or two percent, in commercial service charges compared to 2008. Commercial deposit revenue increased to $299 million reflecting an increase in customer accounts and lower market interest rates, as reduced earnings credits paid on customer balances have resulted in higher realized net service fees to pay for treasury management services. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates. Consumer deposit revenue decreased four percent, to $333 million in 2009 compared to 2008, which is attributable to lower Insufficient Funds (NSF) fees due to a change in the Bancorp’s overdraft policy. Deposit generation and growth in the number of customer deposit account relationships continue to be a primary focus of the Bancorp.

Mortgage banking net revenue increased to $553 million in 2009 from $199 million in 2008. The components of mortgage banking net revenue for the years ended December 31, 2009, 2008 and 2007 are shown in Table 8.

TABLE 8: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2009	2008	2007
Origination fees and gains on loan sales	$485	260	79
Servicing revenue:
Servicing fees	197	164	145
Servicing rights amortization	(146)	(107)	(92)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	17	(118)	1
Net servicing revenue (expense)	68	(61)	54
Mortgage banking net revenue	$553	199	133

    Mortgage banking net revenue increased by $354 million compared to 2008 due to strong growth in originations and higher margins on sold loans. Mortgage originations increased to $21.7 billion, up 89% from $11.5 billion in 2008 due to lower interest rates and government incentive programs, which have been designed to provide significant tax and other incentives to home buyers. Originations in 2009 resulted in gains on mortgage loan sales activity of $485 million compared to $260 million in 2008. It remains the intent of the Bancorp to sell a majority of the mortgage loans it originates.

Mortgage net servicing revenue increased $129 million compared to 2008. Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. As discussed in more detail below, the increase in net servicing revenue was primarily due to a net gain of $17 million on the net valuation adjustments on mortgage servicing rights (MSRs) and MSR derivatives, compared to a net loss of $118 million in the prior year. The Bancorp’s total residential mortgage loans serviced at December 31, 2009 and 2008 was $58.5 billion and $50.7 billion, respectively, with $48.6 billion and $40.4 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further information on the valuation of mortgage servicing rights and free-standing derivatives used to hedge the MSR portfolio can be found in Note 11 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio. The Bancorp recognized a gain from MSR derivatives of $41 million, offset by a temporary impairment of $24 million, resulting in a net gain of $17 million for the year ended December 31, 2009 related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio. For the year ended December 31, 2008, the Bancorp recognized a gain from MSR derivatives of $89 million, offset by a temporary impairment of $207 million, resulting in a net loss of $118 million. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. A gain on non-qualifying hedges on mortgage servicing rights of $57 million and $120 million in 2009 and 2008, respectively, was included in noninterest income within the Consolidated Statements of Income, but is shown separate from mortgage banking net revenue.

    Corporate banking revenue decreased $45 million, or 10%, in 2009, largely due to a lower volume of interest rate derivative sales and foreign exchange revenue, partially offset by growth in institutional sales and business lending fees. Foreign exchange derivative income of $76 million decreased $30 million compared to 2008 and income on interest rate derivatives was down $29 million to $21 million in 2009, both of which were driven by volume declines. Fees associated with business lending grew 22% to $103 million, compared to 2008. The Bancorp is committed to providing a comprehensive range of financial services to large and middle-market businesses.

Investment advisory revenue decreased $54 million, or 15%, from 2008 as the Bancorp experienced broad-based declines in all categories within investment advisory revenue. Brokerage fee income, which includes Fifth Third Securities income, decreased 18%, or $18 million, in 2009 as investors continued to migrate balances from stock and bond funds to money market funds resulting in reduced commission-based transactions. Mutual fund revenue decreased 28%, to $38 million, in 2009 reflecting lower

Fifth Third Bancorp	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

valuations on assets under management and a continued shift to money market funds and lower fee products. As of December 31, 2009, the Bancorp had approximately $187 billion in assets under care and managed $25 billion in assets for individuals, corporations and not-for-profit organizations.

On June 30, 2009, the Bancorp completed the sale of a majority interest in its merchant acquiring and financial institutions processing businesses. The Processing Business Sale generated a pre-tax gain of $1.8 billion ($1.1 billion after-tax). As part of the transaction, the Bancorp retained certain debit and credit card interchange revenue and sold the financial institutions and merchant processing portions of the business, which historically comprised approximately 70% of total card and processing revenue. As a result of the sale, card and processing revenue decreased $297 million, or 33%, in 2009 compared to 2008. Card issuer interchange increased 6%, to $262 million, compared to 2008 due to strong growth in debit card transaction volumes, partially offset by lower credit card usage. Merchant processing and financial institutions revenue was $174 million and $179 million, respectively, in 2009, which represents activity prior to the Processing Business Sale.

Other noninterest income increased $116 million in 2009 compared to 2008. The components of other noninterest income are shown in Table 9. The increase was primarily due to net gains from the sale of loans of $38 million in 2009, net of charges of $54 million on certain held-for-sale commercial loans, compared to losses of $11 million on loan sales in 2008, and lower losses on bank owned life insurance. During 2009, the Bancorp recognized $53 million in charges to record a reserve in connection with the intent to surrender one of the Bancorp’s BOLI policies as well as losses related to market value declines, compared to charges of $215 million to lower the cash surrender value of one of the policies for the year ended December 31, 2008. Additionally, the year ended December 31, 2009 benefited from a $244 million gain relating to the sale of the Bancorp’s Visa, Inc. Class B shares, $76 million in revenue related to the Transition Service Agreement (TSA) entered into as part of the Processing Business Sale, and $18 million in mark-to-market adjustments on warrants and put options related to the Processing Business Sale. The year ended December 31, 2008 was impacted by a $273 million gain from the redemption of a portion of the Bancorp’s ownership interest in Visa, Inc. and a $76 million gain related to the satisfactory resolution of litigation associated with a prior acquisition.

Net securities losses totaled $10 million in 2009 compared to $86 million of net securities losses during 2008. The net securities losses in 2008 include OTTI charges of $38 million and $29 million relating to FHLMC and FNMA preferred stock, respectively, along with OTTI charges of $37 million related to certain bank trust preferred securities.

Noninterest Expense

Total noninterest expense decreased $738 million, or 16%, in 2009 compared to 2008. The components of noninterest expense are shown in Table 10. Noninterest expense in 2009 included a $73 million reduction in the Visa litigation reserve as well as a $55 million FDIC special assessment charge. Noninterest expense in

TABLE 9: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2009	2008	2007
Operating lease income	$59	47	32
Cardholder fees	48	58	56
Insurance income	47	36	32
Consumer loan and lease fees	43	51	46
Gain (loss) on loan sales	38	(11)	25
Banking center income	22	31	29
Gain on sale/redemption of Visa, Inc. ownership interests	244	273	-
Loss on sale of other real estate owned	(70)	(60)	(14)
Bank owned life insurance loss	(2)	(156)	(106)
Litigation settlement	-	76	-
Other	50	18	53
Total other noninterest income	$479	363	153

2008 included a $965 million charge to record goodwill impairment, $99 million in net reductions to noninterest expense to reflect the recognition of the Bancorp’s proportional share of the Visa escrow account, $36 million in legal expenses related to litigation associated with a prior acquisition and $20 million in acquisition-related expenses. Excluding these items, noninterest expense increased $202 million, or six percent, due to increased loan related expenses from higher mortgage origination volumes and expenses incurred from the management of problem assets and higher FDIC insurance costs from an increase in assessment rates during 2009, partially offset by lower card and processing expense due to the Processing Business Sale on June 30, 2009.

Total personnel costs (salaries, wages and incentives plus employee benefits) increased $35 million, or two percent in 2009 compared to 2008 due primarily to increased insurance costs, retirement plan contributions and deferred compensation expenses. As of December 31, 2009, the Bancorp employed 21,901 employees, of which 6,772 were officers and 2,370 were part-time employees. Full-time equivalent employees totaled 20,998 as of December 31, 2009 compared to 21,476 as of December 31, 2008.

Card and processing expense, which includes third-party processing expenses, card management fees and other bankcard processing, decreased $81 million, or 29%, in 2009 compared to 2008 due primarily to the Processing Business Sale in the second quarter of 2009. As part of the sale, the Bancorp entered into a transition service agreement (TSA) that resulted in the Bancorp incurring approximately $76 million in operating expenses that were offset with revenue from the TSA that was recorded in other noninterest income.

Total other noninterest expense increased $282 million, or 26%, in 2009 compared to 2008. The components of other noninterest expense are shown in Table 11. Loan and lease expense was higher compared to 2008 as a result of increased closing expenses resulting from growth in residential mortgage loan originations and higher expenses incurred in the management of problem assets. FDIC insurance and other taxes were higher due to a special assessment of $55 million in 2009 as well as increased assessment rates. These were partially offset by lower professional service fees and marketing expenses. The provision

TABLE 10: NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2009	2008	2007	2006	2005
Salaries, wages and incentives	$1,339	1,337	1,239	1,174	1,133
Employee benefits	311	278	278	292	283
Net occupancy expense	308	300	269	245	221
Card and processing expense	193	274	244	184	145
Technology and communications	181	191	169	141	142
Equipment expense	123	130	123	116	105
Goodwill impairment	-	965	-	-	-
Other noninterest expense	1,371	1,089	989	763	772
Total noninterest expense	$3,826	4,564	3,311	2,915	2,801
Efficiency ratio	46.9%	70.4	60.2	59.4	52.1

30	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for unfunded commitments was consistent with 2008 as estimates of inherent losses resulting from deterioration in the credit quality of the underlying borrowers remained high.

The Bancorp incurred $269 million of FDIC insurance and other taxes in 2009 compared to $73 million in 2008 as the result of an increase in deposit insurance and for participation in the TLGP. In December 2008, the FDIC implemented an interim rule under the FDIC restoration plan which increased the deposit insurance assessment rates 7 bp from the 2008 level for all banks for the first quarter of 2009. In February 2009, the FDIC adopted the final rule for the FDIC restoration plan that, effective April 1, 2009, made the assessment rates more risk sensitive and widened the range (7.0-77.5 bp) the FDIC may charge banks. Additionally, the FDIC imposed a special assessment, effective June 30, 2009, on each insured depository institution calculated as 5 bp of total assets less Tier 1 capital. As a result, the Bancorp recognized a $55 million special assessment charge in the second quarter of 2009.

The Bancorp participates in the FDIC’s TLGP which temporarily guarantees qualifying senior debt of participating FDIC-insured institutions and certain holding companies, as well as deposits in qualifying noninterest-bearing deposit transaction accounts. The Bancorp did not have qualifying senior debt insured under the TLGP in 2009, but did have qualifying deposit accounts.

The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 46.9% and 70.4% for 2009 and 2008, respectively. Excluding the goodwill impairment charge of $965 million in 2008, the efficiency ratio was 55.5% (comparison being provided to supplement an understanding of fundamental trends). The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage and on expense control.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense (benefit) and effective tax rate for each of the periods indicated are shown in Table 12. Applicable income tax expense for all periods includes the benefit from tax-exempt

TABLE 11: COMPONENTS OF OTHER NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2009	2008	2007
FDIC insurance and other taxes	$269	73	31
Loan and lease	234	188	119
Provision for unfunded commitments and letters of credit	99	98	16
Affordable housing investments impairment	83	67	57
Marketing	79	102	84
Professional services fees	63	102	54
Intangible asset amortization	57	56	42
Postal and courier	53	54	52
Insurance expense	50	30	17
Travel	41	54	54
Operating lease	39	32	22
Recruitment and education	30	33	41
Supplies	25	31	31
Other real estate owned expense	24	11	6
Data processing	21	14	14
Visa litigation reserve	(73)	(99)	172
Other	277	243	177
Total other noninterest expense	$1,371	1,089	989

income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the tax year ended December 31, 2009 was primarily impacted by $112 million in tax credits, a $106 million tax benefit related to the decision to surrender one of the Bancorp’s BOLI policies and the determination that losses on the policy recorded in prior periods are now tax deductible, and a $55 million reduction in income tax expense related to the Bancorp’s leveraged lease litigation settlement with the IRS. The effective tax rate for the year ended December 31, 2008 was primarily impacted by the pre-tax loss for the year partially offset by tax expense of approximately $140 million required for interest related to the tax treatment of certain of the Bancorp’s leveraged leases for previous years and the nondeductible portion of the goodwill impairment charge. Additionally, see Note 20 of the Notes to Consolidated Financial Statements for further information on income taxes.

TABLE 12: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2009	2008	2007	2006	2005
Income (loss) before income taxes and cumulative effect	$767	(2,664)	1,537	1,627	2,208
Applicable income tax expense (benefit)	30	(551)	461	443	659
Effective tax rate	3.9%	(20.7)	30.0	27.2	29.9

Fifth Third Bancorp	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT REVIEW

At December 31, 2009, the Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Further detailed financial information on each business segment is included in Note 30 of the Notes to Consolidated Financial Statements.

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

On June 30, 2009, the Bancorp completed the Processing Business Sale, which represented the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing businesses. Financial data for the merchant acquiring and financial institutions processing businesses was originally reported in the former Processing Solutions segment through June 30, 2009. As a result of the sale, the Bancorp no longer presents Processing Solutions as a segment and therefore, historical financial information for the merchant acquiring and financial institutions processing businesses has been reclassified under General Corporate and Other for all periods presented. Interchange revenue previously recorded in the Processing Solutions segment and associated with cards currently included in Branch Banking is now included in the Branch Banking segment for all periods presented. Additionally, the Bancorp retained its retail credit card and commercial multi-card service businesses, which were also originally reported in the former Processing Solutions segment through June 30, 2009, and are now included in the Consumer Lending and Commercial Banking segments, respectively, for all periods presented. Revenue from the remaining ownership interest in the Processing Business is recorded in General Corporate and Other as noninterest income.

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

    Management made changes to the FTP methodology during 2009 to update the calculation of FTP charges and credits to each of the Bancorp’s business segments. Changes to the FTP methodology were applied retroactively to the year ended December 31, 2008 and included updating rates to reflect significant increases in the Bancorp’s liquidity premiums. The increased spreads reflect the Bancorp’s liability structure and are more weighted towards retail product pricing spreads. Management reviews FTP spreads periodically based on the extent of changes in market spreads.

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense in excess of net charge-offs are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Net income (loss) available to common shareholders by business segment is summarized in Table 13.

TABLE 13: BUSINESS SEGMENT NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS

For the years ended December 31 ($ in millions)	2009	2008	2007
Income Statement Data
Commercial Banking	$(120)	(733)	714
Branch Banking	324	632	642
Consumer Lending	23	(148)	120
Investment Advisors	53	98	99
General Corporate and Other	457	(1,962)	(499)
Net income (loss)	737	(2,113)	1,076
Dividends on preferred stock	226	67	1
Net income (loss) available to common shareholders	$511	(2,180)	1,075

32	Fifth Third Bancorp

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

TABLE 14: COMMERCIAL BANKING
For the years ended December 31 ($ in millions)	2009	2008	2007
Income Statement Data
Net interest income (FTE) (a)	$1,383	1,567	1,312
Provision for loan and lease losses	1,360	1,864	127
Noninterest income:
Corporate banking revenue	357	414	344
Service charges on deposits	196	186	152
Other noninterest income	56	78	81
Noninterest expense:
Salaries, incentives and benefits	221	243	255
Goodwill impairment	-	750	-
Other noninterest expense	768	675	540
Income (loss) before taxes	(357)	(1,287)	967
Applicable income tax expense (benefit)	(237)	(554)	253
Net income (loss)	($120)	(733)	714
Average Balance Sheet Data
Commercial loans	$41,341	43,198	35,696
Demand deposits	8,581	6,206	5,944
Interest checking	6,018	4,632	4,107
Savings and money market	2,457	4,046	4,462
Certificates $100,000 and over and other time	4,376	2,293	1,855
Foreign office deposits	1,275	1,835	1,486
(a)	Includes taxable equivalent adjustments of $13 million for 2009, $15 million for 2008, and $14 million for 2007.

Comparison of 2009 with 2008

Commercial Banking incurred a net loss of $120 million compared to a net loss of $733 million in 2008. This improvement was primarily due to a $750 million goodwill impairment charge taken in 2008 and a decrease in provision for loan and lease losses of $504 million. The net loss in 2009 was driven by continued high levels of provision for loan and lease losses. Net interest income decreased $184 million or 12% driven by a $144 million decrease in the accretion of discounts on loans and deposits associated with the acquisition of First Charter in the second quarter of 2008. In addition, a decrease in average commercial loans combined with increases in average core deposits and higher priced certificates $100,000 and over and other time deposits from 2008 negatively impacted net interest income. Average commercial loans and leases decreased $1.9 billion, or four percent, compared to the prior year and included decreases of $1.2 billion and $267 million in commercial construction and commercial mortgages, respectively. The overall decrease in commercial loans and leases is due to lower utilization rates on corporate lines, net charge-offs and tighter lending standards that were implemented throughout the second half of 2008 and continued throughout 2009.

    Average core deposits increased 10% compared to 2008 as the Commercial Banking segment experienced growth in both demand deposits and interest checking accounts partially offset by a decline in savings accounts. Commercial customers opted to shift money out of savings and money market accounts into demand deposits and interest checking accounts due to increased attractiveness as a result of protection through FDIC insurance of demand deposit and interest checking accounts and a lower economic benefit from sweeping balances into interest-bearing vehicles. As a participant in the TLGP program the Bancorp opted into the Transaction Account Guarantee (TAG) program which provides commercial customers unlimited FDIC insurance on demand deposit accounts in addition to other qualifying transactional accounts. Commercial customers also increased balances in certificates $100,000 and over and other time deposits as a result of certificates purchased in the second half of 2008 that matured at the end of 2009. Provision expense declined from $1.9 billion in 2008 to $1.4 billion in 2009 primarily due to a decrease in net charge-offs as net charge-offs as a percent of average loans and leases decreased to 329 bp in 2009. Net charge-offs decreased in comparison to prior year primarily due to $800 million of charge-offs incurred in the fourth quarter of 2008 when the Bancorp sold or transferred to held-for-sale $1.3 billion in commercial loans and commercial mortgage loans. Economic conditions continued to weaken throughout 2009 and the continuing deterioration of credit within the Bancorp’s footprint, particularly in Michigan and Florida, continued to cause high amounts of charge-offs throughout 2009.

Noninterest income declined $69 million or 10% from 2008 due to a $57 million decrease in corporate banking revenue and a $22 million decline of other noninterest income, partially offset by an increase in service charges on deposits of $10 million. Corporate banking revenue decreased from the prior year primarily due to a decline of $30 million in international income and a decline of $28 million on derivative fee income. Other noninterest income decreased from the prior year due to valuation write-downs on loans held for sale of $52 million partially offset by a net gain of $24 million on loan and OREO sales. Deposit fee income increased from the prior year due to a reduction of business service discounts provided to customers.

Noninterest expense decreased $679 million compared to 2008 primarily due to goodwill impairment of $750 million taken in 2008. Excluding the goodwill impairment charge, noninterest expense increased $71 million from 2008 due to increases in FDIC expenses of $52 million, loan and lease expenses of $26 million and $20 million in other losses and adjustments primarily due to realized credit losses on derivatives, partially offset by a decrease in salary and benefit expense of $22 million.

Comparison of 2008 with 2007

Commercial Banking incurred a net loss of $733 million in 2008 compared to net income of $714 million in 2007 as growth in net interest income and corporate banking revenue was more than offset by increased provision for loan and lease losses and a goodwill impairment charge. Net interest income increased $255 million compared to 2007, primarily due to accretion of loan discounts on acquired loans which contributed $204 million to net interest income in 2008. Average commercial loans and leases increased 21% to $43.2 billion due to acquisition activity and the purchase of assets from an unconsolidated QSPE under a liquidity asset purchase agreement with the Bancorp.

    Provision expense increased $1.7 billion in 2008 as a result of an increase in net charge-offs. Net charge-offs as a percent of average loans and leases increased to 435 bp from 36 bp in 2007 due to weakening economic conditions and the continuing deterioration of credit within the Bancorp’s footprint, particularly in Michigan and Florida. Additionally, net charge-offs were impacted by $800 million in net charge-offs resulting from the sale or transfer to held-for-sale of $1.3 billion in commercial loans and commercial mortgage loans in the fourth quarter of 2008.

Noninterest income increased $101 million compared to 2007 due to corporate banking revenue growth of $70 million and increased service charges on deposits of $34 million.

Noninterest expense increased $873 million compared to 2007 primarily due to goodwill impairment of $750 million in 2008 as well as sales incentives, which increased 21% to $105 million and growth in loan expenses of $33 million, to $64 million in 2008.

Fifth Third Bancorp	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,309 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. Table 15 contains selected financial data for the Branch Banking segment.

TABLE 15: BRANCH BANKING
For the years ended December 31 ($ in millions)	2009	2008	2007
Net interest income	$1,559	1,714	1,463
Provision for loan and lease losses	585	352	162
Noninterest income:
Service charges on deposits	428	447	421
Card and processing revenue	264	246	220
Investment advisory revenue	84	84	90
Other noninterest income	122	130	121
Noninterest expense:
Salaries, incentives and benefits	502	517	479
Net occupancy and equipment expense	217	203	173
Other noninterest expense	653	573	510
Income before taxes	500	976	991
Applicable income tax expense	176	344	349
Net income	$324	632	642
Average Balance Sheet Data
Consumer loans	$13,096	12,665	11,838
Commercial loans	5,335	5,600	5,131
Demand deposits	6,363	6,008	5,756
Interest checking	7,395	7,845	8,692
Certificates $100,000 and over & other time	16,995	13,749	13,419
Savings and money market	17,010	16,184	14,621

Comparison of 2009 with 2008

Net income decreased $308 million, or 49%, compared to 2008 driven by a decrease in net interest income and service fees combined with a higher provision for loan and lease losses. Net interest income decreased $155 million, or nine percent, compared to 2008. This decrease was primarily due to a decline of $27 million on the accretion of discounts on loans and deposits associated with the acquisition of First Charter in 2008 combined with an increase in interest expense as a result of a higher average balance in certificates $100,000 and over and other time deposits. At the end of 2008, customers took advantage of competitive pricing on short term certificates $100,000 and over, which resulted in an increase to interest expense in 2009. Average loans and leases increased one percent compared to 2008 as a three percent growth in consumer loans was partially offset by a five percent decrease in commercial loans. Home equity loans grew four percent due to a low interest rate environment throughout 2009. The segment grew credit card balances by $211 million, or 14%, resulting from an increased focus on relationships with its current customers through the cross-selling of credit cards. The average commercial loan product balance, a subset of total commercial loans, decreased $229 million, or eight percent due to tighter lending standards implemented in 2008 that continued throughout 2009 and a decrease in customer line utilization rates. Average core deposits were up eight percent compared to 2008 primarily due to strong growth in short term consumer certificates, which were sold in late 2008 and a five percent increase in average savings and money market account balances as customers continued to cut spending and increase savings.

Net charge-offs as a percent of average loan and leases increased in 2009 to 317 bp compared to 194 bp in 2008. Net charge-offs increased in comparison to 2008 as the segment experienced higher charge-offs involving home equity lines and loans, commercial loans and credit cards. The increase of $91 million in net charge-offs on home equity products reflected borrower stress and a decrease in home values primarily within the Bancorp’s footprint. Charge-offs involving credit cards increased $75 million compared to 2008 due to an increase in unemployment and bankruptcy filings in 2009. Commercial loan charge-offs increased $52 million compared to 2008 due to the weakening economy and the continuing deterioration of commercial credit, particularly in Michigan and Florida.

Noninterest income was relatively flat compared to 2008 as decreases in deposit fees and retail service fees, included in other noninterest income, were offset by an increase in card and processing revenue. Deposit fees, including consumer overdraft fees, declined $19 million, or four percent, from the prior year due to changes in the fee structure charged to consumers for overdrawn account balances. Retail service fees decreased $10 million or 11% from the prior year due to a decrease of $7 million, or 13%, in bankcard fees and a decrease of $3 million, or 13% in banking center fees. Card and processing revenue increased $18 million from 2008 due to a nine percent increase in interchange revenue associated with increased activity in debit card transactions.

Noninterest expense increased $80 million, or six percent, compared to 2008 primarily due to an increase in FDIC related expenses of $86 million as a result of a special assessment charged in 2009 coupled with an increase in assessment rates.

Comparison of 2008 with 2007

Net income decreased $9 million in 2008, or one percent, compared to 2007 as increases in net interest income and service fees were more than offset by higher provision for loan and lease losses and increased personnel and occupancy expense. Net interest income increased 17% compared to 2007 due to the increase in volume of higher yielding credit cards and the accretion of discounts on loans and deposits totaling $43 million, primarily related to the second quarter acquisition of First Charter. Average loans and leases increased eight percent compared to 2007 as home equity loans grew five percent primarily due to acquisitions. In addition, credit card balances grew by $396 million, or 36%. Average core deposits were up three percent compared to 2007 primarily due to acquisitions since 2007.

    Net charge-offs as a percent of average loan and leases increased in 2008 to 194 bp from 95 bp in 2007. Net charge-offs increased in comparison to 2007 as the segment experienced higher charge-offs involving brokered home equity lines and loans, commercial loans and credit cards due to the weakening economy and the continuing deterioration of credit quality particularly in Michigan and Florida.

    Noninterest income increased $54 million, or six percent, compared to 2007 primarily due to an increase in service charges on deposits of $26 million, or six percent, and an increase in card and processing revenue of $26 million, or 12%.

Noninterest expense increased $128 million, or 11%, compared to 2007 as salaries and incentives increased eight percent and net occupancy and equipment costs increased 17%. Other noninterest expense increased 12%, which can be attributed to higher loan costs associated with collections.

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

TABLE 16: CONSUMER LENDING
For the years ended December 31 ($ in millions)	2009	2008	2007
Income Statement Data
Net interest income	$494	481	412
Provision for loan and lease losses	574	441	159
Noninterest income:
Mortgage banking net revenue	526	184	122
Other noninterest income	101	167	92
Noninterest expense:
Salaries, incentives and benefits	187	137	77
Goodwill impairment	-	215	-
Other noninterest expense	324	268	204
Income (loss) before taxes	36	(229)	186
Applicable income tax expense (benefit)	13	(81)	66
Net income (loss)	$23	(148)	120
Average Balance Sheet Data
Residential mortgage loans	$10,650	10,698	10,156
Home equity	995	1,142	1,328
Automobile loans	8,024	7,984	9,712
Consumer leases	629	797	917

Comparison of 2009 with 2008

Consumer Lending reported net income of $23 million compared to a net loss of $148 million in 2008 primarily due to a goodwill impairment charge of $215 million taken in 2008. In addition, in 2009 increases in net interest income and mortgage banking net revenue more than offset the growth in provision for loan and lease losses.

Net interest income increased $13 million from the prior year primarily due to a decrease in funding costs driven by low interest rates throughout 2009 partially offset by a decrease of $17 million on the accretion of discounts on loans and deposits associated with the acquisition of First Charter in 2008. Residential mortgage originations increased to $20.7 billion in 2009 from $11.2 billion in 2008 due to lower interest rates as well as government incentive programs, which have been designed to provide significant tax and other incentives to home buyers. The increase in volume as well as higher sales margins on loans held for sale were the primary reasons for the $342 million increase in mortgage banking net revenue compared to 2008. The decrease in other noninterest income to $101 million is attributable to decreases in securities gains related to mortgage servicing rights hedging activities.

    The increase in salaries, incentives and benefits compared to 2008 was driven by employee costs that were necessary to manage the increase in residential mortgage originations. The $56 million increase in other noninterest expense compared to 2008 is attributed to a $20 million increase in loan processing costs as a result of increased mortgage originations and $36 million in other credit related expenses and an increase in FDIC insurance expenses.

Net charge-offs as a percent of average loan and leases increased from 223 bp in 2008 to 313 bp in 2009. Net charge-offs in 2009 on residential mortgage loans increased $114 million compared to the prior year. Residential mortgage charge-offs increased due to a weakened economy and deteriorating real estate values within the Bancorp’s footprint, particularly in Michigan and Florida. During 2009, Michigan and Florida accounted for approximately 75% of the residential mortgage charge-offs while only accounting for approximately 42% of all residential mortgage portfolio loans outstanding. The Consumer Lending segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards. As of December 31, 2009, the Bancorp had restructured approximately $1.1 billion of residential mortgage loans in an effort to mitigate losses.

Comparison of 2008 with 2007

Consumer Lending incurred a net loss of $148 million in 2008 compared to net income of $120 million in 2007 as the increases in net interest income, mortgage banking net revenue and securities gains were more than offset by growth in provision for loan and lease losses and a goodwill impairment charge of $215 million.

Net interest income was impacted by accretion of discounts on loans and deposits, totaling $60 million in 2008, primarily related to the second quarter acquisition of First Charter. Average residential mortgage loans increased five percent compared to 2007 due to acquisitions, including R-G Crown Bank in the fourth quarter of 2007 and First Charter in the second quarter of 2008. Average automobile loans decreased 18% compared to 2007 due to securitizations totaling $2.7 billion in 2008. Net charge-offs as a percent of average loan and leases increased from 73 bp in 2007 to 223 bp in 2008.

The increase in sales margins on loans held for sale and sales volume of portfolio loans were the primary reasons for the increase in mortgage banking net revenue compared to 2007. Residential mortgage originations decreased to $11.2 billion in 2008 from $11.4 billion in 2007 due to lower application volumes in the second half of 2008 resulting from market disruptions. Also contributing to the increase in mortgage banking net revenue in 2008 was a $65 million benefit from the adoption of the fair value option under U.S. GAAP, on January 1, 2008, for residential mortgage loans held for sale. Prior to adoption, mortgage loan origination costs were capitalized as part of the carrying amount of the loan and recognized as a reduction of mortgage banking net revenue upon the sale of the loans. Subsequent to the adoption, mortgage loan origination costs are recognized in earnings when incurred, which primarily drove the increase in salaries and incentives in comparison to 2007.

Fifth Third Bancorp	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: Fifth Third Securities, Inc., (FTS) an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Banking; and Fifth Third Institutional services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc., provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Fifth Third Private Banking offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional services provide advisory services for institutional clients including states and municipalities. Table 17 contains selected financial data for the Investment Advisors segment.

TABLE 17: INVESTMENT ADVISORS
For the years ended December 31 ($ in millions)	2009	2008	2007
Income Statement Data
Net interest income	$157	191	153
Provision for loan and lease losses	57	49	12
Noninterest income:
Investment advisory revenue	315	354	386
Other noninterest income	21	32	22
Noninterest expense:
Salaries, incentives and benefits	140	159	167
Other noninterest expense	214	217	228
Income before taxes	82	152	154
Applicable income tax expense	29	54	55
Net income	$53	98	99
Average Balance Sheet Data
Loans	$3,112	3,527	3,206
Core deposits	4,939	4,666	4,959

Comparison of 2009 with 2008

Net income decreased $45 million, or 46%, compared to 2008 as decreases in net interest income and investment advisory revenue were only partially offset by lower salaries and benefit expenses. Average loans decreased from $3.5 billion in 2008 to $3.1 billion in 2009 due to a decrease in commercial loans of $402 million while the balance in average consumer loans was flat compared to 2008. Average core deposits increased six percent compared to 2008 due to an increase in average foreign deposits of $642 million partially offset by a decrease in average savings balance of $359 million.

Noninterest income decreased $50 million, or 13%, compared to 2008, as investment advisory income decreased 11%, to $315 million, with private client services income declining $14 million or 10% and institutional income declining $13 million or 16%, driven by lower asset values on assets managed compared to 2008. Also included within investment advisory revenue is securities and brokerage income, which declined $10 million or nine percent compared to 2008, reflecting a decline in transaction-based revenue as well as the continued shift in assets from equity products to lower yielding money market funds due to market volatility through much of 2009.

Noninterest expense decreased $22 million, or six percent, compared to 2008 as the segment continued to focus on expense control by reducing personnel and reducing performance based compensation.

Comparison of 2008 with 2007

Net income decreased $1 million in 2008 compared to 2007 as higher net interest income and lower operating expenses were offset by higher provision for loan and lease losses and lower investment advisory revenue.

Noninterest income decreased $22 million in 2008 compared to 2007, as investment advisory revenue decreased to $354 million. Included in the decrease of investment advisory income was a decline in broker income of $11 million driven by clients moving to lower fee, cash based products from equity products due to extreme market volatility and a decline in transaction based revenues. Additionally, institutional trust revenue within investment advisory revenue decreased $7 million due to overall lower asset values. Noninterest expense decreased $19 million compared to 2007 as the segment continued to focus on expense control.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains/losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs, the payment of preferred stock dividends, historical financial information for the merchant acquiring and financial institutions processing businesses and certain support activities and other items not attributed to the business segments.

Comparison of 2009 with 2008

The results of General Corporate and Other were primarily impacted by a $1.8 billion pre-tax gain ($1.1 billion after tax) resulting from the Processing Business Sale in 2009 and provision expense in excess of net charge-offs of $1 billion in 2009. Current year results also include an $18 million benefit in noninterest income due to mark-to-market adjustments on warrants and put options related to the Processing Business Sale. A $106 million tax benefit was recognized in 2009 as a result of the Bancorp’s decision to surrender one of its BOLI policies partially offset by a $54 million BOLI charge reflecting reserves recorded in the connection with the intent to surrender the policy. Additionally, the Bancorp recorded a $244 million gain on the sale of its Visa Inc., Class B shares and a $73 million benefit from the reversal of Visa litigation reserve in non-interest expense. These benefits were partially offset by $226 million in preferred stock dividends and a $22 million pre-tax litigation reserve accrual recorded in other noninterest expense for litigation associated with bank card association membership. Provision expense in excess of net charge-offs decreased from $1.9 billion in 2008 to $1 billion in 2009.

Comparison of 2008 with 2007

Results were primarily impacted by the significant increase in the provision expense in excess of net charge-offs, which increased from $167 million in 2007 to $1.9 billion in 2008. The results in 2008 also included: $273 million in income related to the redemption of a portion of Fifth Third’s ownership interests in Visa, $99 million in net reductions to noninterest expense to reflect the reversal of a portion of the litigation reserve related to the Bancorp’s indemnification of Visa, $229 million after-tax impact of charges relating to certain leveraged leases, charges related to a reduction in the current cash surrender value of one of the Bancorp’s BOLI policies totaling $215 million, OTTI charges totaling $104 million from FNMA and FHLMC preferred stock and certain bank trust preferred securities, a net benefit of $40 million from the resolution of a prior litigation partially offset by $67 million in preferred stock dividends in 2008. The results in 2007 included a charge of $177 million related to a reduction in the current cash surrender value of one of the Bancorp’s BOLI policies and charges totaling $172 million in Visa related charges.

36	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2009 fourth quarter net loss available to common shareholders was $160 million, or $0.20 per diluted share, compared to a net loss available to common shareholders of $159 million, or $0.20 per diluted share, for the third quarter of 2009 and a net loss available to common shareholders of $2.2 billion, or $3.78 per diluted share, for the fourth quarter of 2008. Fourth quarter 2009 earnings included the benefit of a $20 million pre-tax, mark-to-market adjustment on warrants related to the Processing Business Sale, recorded in other noninterest income, offset by a $22 million pre-tax litigation reserve recorded in other noninterest expense for litigation associated with a bank card association membership. Third quarter 2009 results included a pre-tax benefit of $317 million from the sale of the Bancorp’s Visa, Inc. Class B common shares and the release of related Visa litigation reserves. Fourth quarter 2008 earnings were impacted by a $965 million goodwill impairment charge, a $40 million OTTI charge on certain securities and a $34 million charge to lower the cash surrender value of a BOLI policy. Provision expense was $776 million in the fourth quarter of 2009, down from $952 million in the third quarter of 2009 and $2.4 billion in the fourth quarter of 2008. The decline from the third quarter of 2009 is reflective of a slight improvement in credit trends as evidenced by a decline in net charge-offs. Provision expense in the fourth quarter of 2008 included the effect of actions taken to address areas of the loan portfolio exhibiting the most significant credit deterioration as the Bancorp sold or transferred to held-for-sale loans with a carrying value of approximately $1.3 billion and recognized net charge-offs of $800 million. The allowance to loan and lease ratio was 4.88% as of December 31, 2009, compared to 4.69% as of September 30, 2009 and 3.31% as of December 31, 2008.

Fourth quarter 2009 net interest income (FTE) of $882 million increased $8 million from the third quarter of 2009 and decreased $15 million from the same period a year ago. Net interest income was affected by the loan discount accretion related to the second quarter of 2008 acquisition of First Charter which resulted in increases to net interest income of $23 million in the fourth quarter 2009, $27 million in the third quarter, and $81 million in the fourth quarter of 2008. Excluding these benefits, net interest income increased $12 million from the third quarter of 2009 and increased $43 million from the fourth quarter of 2008. Both the sequential and year-over-year increases were largely driven by the runoff of higher cost term deposits throughout the year.

    Noninterest income, excluding securities gains and losses of $649 million, decreased $194 million compared to the third quarter of 2009 and decreased $33 million compared to the fourth quarter of 2008. Fourth quarter 2009 results included a benefit of $20 million in mark-to-market adjustments on warrants related to the Processing Business Sale while third quarter results included a $244 million gain from the sale of the Bancorp’s Visa, Inc. Class B shares. The decrease from the fourth quarter of 2008 was driven by a decrease in card and processing revenue due to the Processing Businesses Sale in the second quarter of 2009 and a decline in corporate banking revenue, partially offset by strong mortgage banking net revenue. The fourth quarter of 2008 also included a $34 million charge to reduce the cash surrender value of one of the Bancorp’s BOLI policies.

Service charges on deposits of $159 million decreased three percent sequentially and decreased two percent compared with the fourth quarter of 2008. Retail service charges declined six percent from the third quarter of 2009 and three percent from a year ago, largely driven by a reduction in NSF fees due to changes in overdraft policies. Commercial service charges increased one percent from the third quarter of 2009 and decreased one percent from the same quarter last year.

Mortgage banking net revenue was $132 million in the fourth quarter of 2009, compared to $140 million in the third quarter of

2009 and a net loss of $29 million in the fourth quarter of 2008. Fourth quarter originations were $4.8 billion, compared to $4.6 billion from the previous quarter and $2.1 billion from the same quarter last year. These originations resulted in gains on mortgage loan sales activity of $97 million in the fourth quarter of 2009, compared to $96 million in the third quarter of 2009 and $45 million in the fourth quarter of 2008. Including net securities gains on non-qualifying hedges on mortgage servicing rights, mortgage banking net revenue in the fourth quarter of 2009 decreased $8 million compared to the third quarter of 2009 and increased $65 million compared to the fourth quarter of 2008.

Corporate banking revenue of $98 million increased by $12 million, or 15%, from the previous quarter and decreased $23 million, or 19%, on a year-over-year basis. The sequential increase was driven primarily by growth in institutional sales, interest rate derivative sales revenue and business lending fees, partially offset by a decline in foreign exchange revenue. On a year-over-year basis, lower foreign exchange and interest rate derivative sales revenue more than offset growth in institutional sales and business lending fees.

Investment advisory revenue of $77 million increased four percent sequentially and decreased two percent from the fourth quarter of 2008. The sequential growth was driven by increases in institutional trust revenue, brokerage fees and private client revenue, partially offset by a 14% decline in mutual fund fees due to lower mutual fund balances. Compared to the fourth quarter of 2008, institutional trust revenue and private client service revenue increased 13% and five percent, respectively, but were more than offset by declines in mutual fund fees of 27% and brokerage fees of seven percent.

Card and processing revenue of $76 million increased three percent compared to the third quarter of 2009 and decreased 67% from the fourth quarter of 2008 as a result of the Processing Business Sale in the second quarter of 2009. As part of the transaction, the Bancorp retained certain debit and credit card interchange revenue and sold the financial institutions and merchant processing portions of the business, which historically comprised approximately 70% of total card and processing revenue. Card issuer interchange revenue increased five percent sequentially and 12% year-over-year, due to strong growth in debit card transaction volumes, partially offset by lower credit card usage.

The net gains on investment securities was $2 million in the fourth quarter of 2009 compared to a net gain of $8 million in the third quarter of 2009 and a net loss of $40 million in the fourth quarter of 2008. The fourth quarter of 2008 loss was driven by an OTTI charge of $40 million on certain securities.

    Noninterest expense of $967 million increased $91 million sequentially and decreased $1.1 billion from the fourth quarter of 2008. Fourth quarter 2009 results included a $22 million reserve established for litigation related to bank card association memberships. Third quarter 2009 results include the Visa litigation reserve reversal of $73 million and $10 million of seasonal pension settlement expense. Excluding these items, noninterest expense increased $6 million driven by higher FDIC insurance premiums, partially offset by a decrease in the provision for unfunded commitments. The decrease in noninterest expense from a year ago was driven by a $965 million charge to record goodwill impairment in the fourth quarter of 2008. Excluding these charges, noninterest expense decreased $112 million from a year ago, driven primarily by a decrease in processing expenses from the Processing Business Sale, as well as a decrease in the provision for unfunded commitments, partially offset by higher FDIC insurance premiums.

    Net charge-offs totaled $708 million in the fourth quarter of 2009, compared to $756 million in the third quarter of 2009 and $1.6 billion in the fourth quarter of 2008. Loss experience

Fifth Third Bancorp	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continued to be primarily associated with commercial home builder and developer loans and consumer residential real estate loans, and was disproportionately concentrated in Michigan and Florida. In aggregate, Florida and Michigan represented approximately 53% of total losses during the quarter but only 27% of total loans and leases. Commercial net charge-offs were $468 million in the fourth quarter of 2009, a decrease of $32 million from the third quarter of 2009 and a decrease of $159 million from the fourth quarter of 2008 excluding the loans that were sold or transferred to held-for-sale. Results from the fourth quarter of 2008 include net charge-offs of $800 million on commercial loans that were either sold or transferred to held-for-sale during that quarter. The provision for loan and lease losses totaled $776 million in the fourth quarter of 2009, exceeding net charge-offs by $68 million. In comparison, the provision for loan and lease losses totaled $952 million in the third quarter of 2009, exceeding net charge-offs by $196 million, and totaled $2.4 billion in the fourth quarter of 2008, which exceeded net charge-offs by $729 million.

COMPARISON OF THE YEAR ENDED 2008 WITH 2007

Net loss available to common shareholders for the year ended 2008 was $2.2 billion, or $3.91 per diluted share, compared to net income available to common shareholders of $1.1 billion, or $1.98 per diluted share, in 2007. Overall, increases in net interest income and fee revenue were offset by an increase in the provision for loan and lease losses of $3.9 billion over 2007 coupled with a goodwill impairment charge of $965 million. This increase in provision expense reflected the significant decline in general economic conditions in 2008, specifically in the Bancorp’s key lending markets, which led to an increase in impaired commercial loans, higher losses, increased estimated loss factors due to negative trends in overall delinquencies, and increased loss estimates once a loan becomes delinquent as a result of the deterioration in real estate collateral values. The goodwill impairment charge reflected a decline in estimated fair values of two of the Bancorp’s business reporting units below their carrying values and the determination that the implied fair values of the reporting units were less than their carrying values.

Net interest income (FTE) increased 17% compared to 2007. Net interest margin increased to 3.54% in 2008 from 3.36% in 2007. The increase in 2008 was driven by the positive impact from the accretion of the discounts on acquired loans, primarily from the acquisition of First Charter, which increased net interest margin approximately 34 bp, partially offset by a reduction to interest income on commercial leases as a result of the recalculation of cash flows on certain leveraged leases, as well as an increase in nonperforming loans.

Noninterest income increased 19% compared to 2007. This was driven in part by a $273 million gain from the redemption of a portion of the Bancorp’s ownership interest in Visa, Inc., partially offset by $104 million in OTTI charges on FNMA and FHLMC preferred stock and certain bank trust preferred securities. Growth occurred in several categories compared to 2007. Card and processing revenue increased 11% due to higher transaction volumes. Service charges on deposits grew 11% due to decreased earnings credits and higher customer activity. Corporate banking revenue increased 21% as the Bancorp realized growth from the buildout of its suite of commercial products in 2007. Mortgage banking net revenue increased 50% due to higher sales margins, increased volume of portfolio loans sold and the impact of a newly adopted U.S. GAAP accounting standard in 2008.

Noninterest expense increased $1.3 billion, or 38% compared to 2007. Noninterest expense in 2008 included the previously mentioned goodwill impairment charge of $965 million and an additional $65 million in mortgage origination costs from the adoption of newly issued U.S. GAAP accounting guidance, partially offset by $99 million in net reductions related to Visa litigation reserves and Visa’s funding of an escrow account. Noninterest expense in 2007 included charges of $172 million related to the indemnification of estimated current and future Visa litigation settlements. Excluding these items, noninterest expense increased 16% due to volume-related processing expenses, higher FDIC insurance, increased provision for unfunded commitments and higher loan and lease expense.

In 2008, net charge-offs as a percent of average loans and leases were 323 bp compared to 61 bp in 2007. This increase was impacted by commercial loan net charge-offs as homebuilders, developers and related suppliers were affected by the downturn in the real estate markets. In addition, residential mortgage charge-offs increased to $243 million in 2008, compared to $43 million in 2007, reflecting increased foreclosure rates in the Bancorp’s key lending markets. At December 31, 2008, nonperforming assets as a percent of loans and leases increased to 2.96% from 1.32% at December 31, 2007. The Bancorp increased its allowance for loan and lease losses as percent of loans and leases from 1.17% as of December 31, 2007 to 3.31% as of December 31, 2008.

During 2007, the Bancorp completed its acquisition of R-G Crown Bank (“Crown”), a subsidiary of R&G Financial Corporation, with $2.8 billion in assets and $1.7 billion in deposits located in Florida and Augusta, Georgia. Additionally, in 2007 the Bancorp announced its introduction into the North Carolina markets of Charlotte and Raleigh with an agreement to acquire First Charter Corporation (“First Charter”) and completed the acquisition on June 6, 2008, adding approximately $4.8 billion in assets and $3.2 billion in deposits.

38	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

Total loans and leases, including loans held for sale, at December 31, 2009, decreased $6.7 billion, or eight percent, compared to December 31, 2008. The decrease in total loans and leases was primarily due to a $3.5 billion decrease in the commercial loans portfolio and a $1.5 billion decrease in the commercial construction portfolio.

Total commercial loans and leases decreased $5.9 billion, or 12%, compared to December 31, 2008. Lower customer demand, net charge-offs of $1.6 billion, a decrease in line utilization, and tighter underwriting standards implemented since the third quarter of 2008 and applied to new commercial originations and renewals contributed to the decrease in commercial loans and leases. The commercial loan product balance decreased $3.5 billion, or 12% from December 31, 2008 due to net charge-offs of $718 million and an overall decrease in customer line utilization to 33% at December 31, 2009 compared to 54% at December 31, 2008. Included within the commercial loan product balance at December 31, 2009 is $1.24 billion in loans issued in conjunction with the Processing Business Sale in the second quarter of 2009. Commercial mortgage loans decreased $795 million, or six percent from December 31, 2008 due to net charge-offs of $422 million, tighter lending requirements, and the Bancorp’s effort to limit overall exposure to commercial mortgages. Commercial construction loans decreased $1.5 billion, or 27%, primarily due to management’s strategy to suspend new lending on commercial non-owner occupied real estate in the second quarter of 2008. Other factors contributing to the decrease in commercial construction loans included net charge offs of $416 million along with continued pay downs on existing loans.

    Total consumer loans and leases decreased $826 million, or two percent, from December 31, 2008. Residential mortgage loans decreased $446 million, or four percent, from December 31, 2008 due to approximately $188 million of portfolio loans sales during 2009, net charge-offs of $356 million, as well as normal principal pay downs. This decline in residential mortgage loans occurred despite the 81% increase in mortgage originations compared to 2008 as the Bancorp sells nearly all of its newly originated mortgage loans at or near loan closing. Home equity loans decreased $578 million, or five percent, from December 31, 2008 due to tighter underwriting standards on loan to value ratios and net charge-offs of $322 million. Other consumer loans and leases, primarily made up automobile leases and student loans designated as held-for-sale, decreased $382 million, or 32%, compared to the prior year end due to a decline in new originations as a result of tighter underwriting standards across the other consumer loan and lease portfolio. The growth in automobile loans of $401 million, or five percent, compared to December 31, 2008 was primarily the result of an increase in automobile loan originations due to the federal government offering cash rebates on new automobile purchases in the “Cash for Clunkers” program. Credit card loans increased $179 million, or 10%, from December 31, 2008 as a result of the Bancorp’s continued success in cross-selling credit cards to its existing retail customer base, but was partially offset by net charge-offs of $169 million.

Average total commercial loans and leases decreased $2.5 billion, or five percent, compared to December 31, 2008. The decrease in average total commercial loans and leases was driven by the aforementioned reasons as the Bancorp experienced declines in all commercial loan categories compared to December 31, 2008.

Average total consumer loans and leases were flat compared to 2008 as declines in other consumer loans and leases, driven by tighter underwriting standards, were offset by increases in credit card loans and home equity loans. Increases in average credit card loans of 12% are a result of cross-selling to the existing customer base and increases in average home equity loans of two percent was primarily due to the impact of acquisition activity in 2008.

TABLE 18: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)

As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Commercial:
Commercial loans	$25,687	29,220	26,079	20,831	19,377
Commercial mortgage	11,936	12,731	11,967	10,405	9,188
Commercial construction	3,871	5,335	5,561	6,168	6,342
Commercial leases	3,535	3,666	3,737	3,841	3,698
Subtotal - commercial	45,029	50,952	47,344	41,245	38,605
Consumer:
Residential mortgage loans	9,846	10,292	11,433	9,905	8,991
Home equity	12,174	12,752	11,874	12,154	11,805
Automobile loans	8,995	8,594	11,183	10,028	9,396
Credit card	1,990	1,811	1,591	1,004	788
Other consumer loans and leases	812	1,194	1,157	1,167	1,644
Subtotal - consumer	33,817	34,643	37,238	34,258	32,624
Total loans and leases	$78,846	85,595	84,582	75,503	71,229
Total loans and leases (excludes held for sale)	$76,779	84,143	80,253	74,353	69,925

TABLE 19: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)

As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Commercial:
Commercial loans	$27,556	28,426	22,351	20,504	18,310
Commercial mortgage	12,511	12,776	11,078	9,797	8,923
Commercial construction	4,638	5,846	5,661	6,015	5,525
Commercial leases	3,543	3,680	3,683	3,730	3,495
Subtotal - commercial	48,248	50,728	42,773	40,046	36,253
Consumer:
Residential mortgage loans	10,886	10,993	10,489	9,574	8,982
Home equity	12,534	12,269	11,887	12,070	11,228
Automobile loans	8,807	8,925	10,704	9,570	8,649
Credit card	1,907	1,708	1,276	838	728
Other consumer loans and leases	1,009	1,212	1,219	1,395	1,897
Subtotal - consumer	35,143	35,107	35,575	33,447	31,484
Total average loans and leases	$83,391	85,835	78,348	73,493	67,737
Total average portfolio loans and leases (excludes held for sale)	$80,681	83,895	76,033	72,447	66,685

Fifth Third Bancorp	39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 20: COMPONENTS OF INVESTMENT SECURITIES

As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$464	186	3	1,396	506
U.S. Government sponsored agencies	2,143	1,651	160	100	2,034
Obligations of states and political subdivisions	240	323	490	603	657
Agency mortgage-backed securities	11,074	8,529	8,738	7,999	16,127
Other bonds, notes and debentures	2,541	613	385	172	2,119
Other securities	1,417	1,248	1,045	966	1,090
Total available-for-sale and other	$17,879	12,550	10,821	11,236	22,533
Held-to-maturity:
Obligations of states and political subdivisions	$350	355	351	345	378
Other bonds, notes and debentures	5	5	4	11	11
Total held-to-maturity	$355	360	355	356	389
Trading:
Variable rate demand notes	$235	1,140	-	-	-
Other securities	120	51	171	187	117
Total trading	$355	1,191	171	187	117

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2009, total investment securities were $18.9 billion compared to $14.3 billion at December 31, 2008. See Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s classification of investment securities and management’s evaluation of securities in an unrealized loss position for OTTI. During the year ended December 31, 2009, OTTI on available-for-sale and held-to-maturity securities was immaterial to the Bancorp’s consolidated financial statements.

At December 31, 2009, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The investment portfolio includes FHLMC preferred stock and FNMA preferred securities with carrying values as of December 31, 2009 and 2008 of $3 million and $1 million, respectively, after recognizing OTTI charges of $67 million during 2008. The Bancorp also recognized OTTI charges of $37 million on certain trust preferred securities in 2008, which have a carrying value of $102 million and $79 million, as of December 31, 2009 and 2008, respectively. Upon a change in U.S. GAAP in 2009, the Bancorp concluded that the OTTI charges on these trust preferred debt securities were due to non-credit related factors and therefore, recognized an increase of $37 million to the investment balance and related unrealized losses. See Note 1 to the Notes to Consolidated Financial Statements for further information on the Bancorp’s accounting for OTTI.

The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio at or for the year ended December 31, 2009. Additionally, there was approximately $178 million of securities classified as below investment grade as of December 31, 2009, the majority of which was made up of the above mentioned trust preferred securities.

    Trading securities decreased from $1.2 billion at December 31, 2008 to $355 million at December 31, 2009. The decrease was driven by the sale of VRDNs which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market during 2008 and 2009 through FTS who was also the remarketing agent. During the fourth quarter of 2009, the rates on these securities began to decline substantially, and as a result the Bancorp sold a majority of its VRDNs and replaced them with higher-yielding investments. For more information on the VRDNs, see Note 16 of the Notes to Consolidated Financial Statements. Included in trading securities as of December 31, 2009 were $13 million of auction rate securities, which had an unrealized loss of $4 million. The Bancorp did not hold auction rate securities in its trading portfolio during 2008.

    On an amortized cost basis, as of December 31, 2009, available-for-sale securities increased $5.3 billion from December

31, 2008. In the first quarter of 2009, financial market volatility created attractive investment opportunities. As a result, the Bancorp purchased $1.4 billion in AAA-rated automobile asset-backed securities and $1.5 billion of agency issued mortgage backed securities and debentures to manage the interest rate risk of the Bancorp. In addition, during the fourth quarter of 2009 the Bancorp continued to purchase similar agency and non-agency mortgage-backed securities to replace the VRDNs, as the rates on mortgage-backed and other available-for-sale securities presented better investment opportunities than the VRDNs, which were experiencing declining coupon rates. At December 31, 2009, available-for-sale securities increased to 18% of interest-earning assets, compared to 12% at December 31, 2008, primarily due to a 30% increase in agency mortgage-backed securities as discussed above, and a two percent decrease in total interest earning assets, driven by a $6.7 billion, or eight percent, decline in total loans and leases. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.4 years at December 31, 2009 compared to 3.2 years at December 31, 2008. The increase in the weighted-average life of the debt securities portfolio was primarily driven by the weighted-average lives of agency mortgage-backed securities. This can be attributed to a general decline in estimates of prepayment speeds as the combination of a portfolio with lower coupon rates compared to prior year and the stabilization of mortgage interest rates has led to a portfolio with a longer average life. At December 31, 2009, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.48% compared to 5.08% at December 31, 2008.

Since the second half of 2007, the Bancorp purchased investment grade commercial paper from an unconsolidated QSPE that is wholly owned by an independent third-party. The commercial paper has maturities ranging from one day to 90 days and is backed by the assets held by the QSPE. As of December 31, 2009 and 2008, the Bancorp held $805 million and $143 million, respectively, of this commercial paper in its available-for-sale portfolio. Refer to the Off-balance Sheet Arrangements section in Management’s Discussion and Analysis for more information on the QSPE.

    Information presented in Table 21 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates began to decline in the fourth quarter of 2008 and throughout 2009. This market rate decline led to unrealized gains on agency mortgage-backed securities of $323 million and $152 million as of December 31, 2009 and 2008, respectively. Total net unrealized gains on the available-for-sale securities portfolio was $334 million at December 31, 2009 compared to $178 million at December 31, 2008.

40	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2009 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$141	$142	0.5	2.09%
Average life 1 – 5 years	75	75	2.3	1.27
Average life 5 – 10 years	247	240	9.6	3.40
Average life greater than 10 years	1	1	11.8	1.46
Total	464	458	5.6	2.65
U.S. Government sponsored agencies:
Average life of one year or less	85	86	0.3	2.86
Average life 1 – 5 years	133	135	1.8	2.66
Average life 5 – 10 years	1,925	1,921	6.9	3.63
Average life greater than 10 years	-	-	-	-
Total	2,143	2,142	6.4	3.54
Obligations of states and political subdivisions (a):
Average life of one year or less	139	139	0.2	7.44
Average life 1 – 5 years	14	15	3.0	7.24
Average life 5 – 10 years	48	48	6.6	6.87
Average life greater than 10 years	39	41	11.6	3.91
Total	240	243	3.5	6.74
Agency mortgage-backed securities:
Average life of one year or less	233	238	0.6	4.92
Average life 1 – 5 years	3,725	3,839	3.1	4.69
Average life 5 – 10 years	7,115	7,304	6.1	4.95
Average life greater than 10 years	1	1	10.1	4.22
Total	11,074	11,382	5.0	4.88
Other bonds, notes and debentures (b):
Average life of one year or less	1,203	1,206	0.2	2.20
Average life 1 – 5 years	1,028	1,054	2.0	6.13
Average life 5 – 10 years	182	192	7.5	7.13
Average life greater than 10 years	128	117	17.1	7.45
Total	2,541	2,569	2.1	4.28
Other securities (c)	1,417	1,419
Total available-for-sale and other securities	$17,879	$18,213	4.4	4.48%
(a)	Taxable-equivalent yield adjustments included in the above table are 2.59%, 1.14%, 0.20%, 0.01% and 1.61% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of commercial paper, non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock, certain mutual fund holdings and equity security holdings.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by offering competitive rates and enhancing its product offerings. At December 31, 2009, core deposits represented 68% of the Bancorp’s asset funding base, compared to 56% at December 31, 2008.

Core deposits increased $9.8 billion or 15% compared to 2008 primarily due to a $5.7 billion increase in interest checking and $4.1 billion increase in demand deposits. A majority of the increase in interest checking was due to a $4.0 billion increase in the balance of public fund deposits, driven by strong growth in the fourth quarter of 2009 and a $1.6 billion increase in consumer accounts due to runoff of higher priced certificates originated in the second half of 2008. The growth in the demand deposit account balances can be attributed to a $3.4 billion increase in commercial demand deposit accounts as commercial customers took advantage of increased protection provided by FDIC insurance programs in 2009.

Included in core deposits are foreign office deposits, which are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance nor hold collateral. The Bancorp uses these deposits, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth. Certificates $100,000 and over at December 31, 2009 decreased by $4.2 billion compared to December 31, 2008 as customers opted to maintain their balances in liquid accounts due to lower pricing on certificates in 2009.

On an average basis, core deposits increased $5.5 billion or nine percent primarily due to increases in other time deposits of $3.0 billion, demand deposits of $2.8 billion, and savings deposits of $683 million, partially offset by a decrease in money market accounts of $1.8 billion. Average other time deposits balances increased compared to the prior year as customers took advantage of competitive rates in the fourth quarter of 2008 on short term certificates which matured in the second half of 2009. Average demand and savings accounts increased compared to the prior year as customers preferred to hold cash in the second half of 2009 due to lower pricing on certificates. Average money market accounts decreased from 2008 due to lower interest rates offered on accounts in 2009.

Fifth Third Bancorp	41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 22: DEPOSITS

As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Demand	$19,411	15,287	14,404	14,331	14,609
Interest checking	19,935	14,222	15,254	15,993	18,282
Savings	17,898	16,063	15,635	13,181	11,276
Money market	4,431	4,689	6,521	6,584	6,129
Foreign office	2,454	2,144	2,572	1,353	421
Transaction deposits	64,129	52,405	54,386	51,442	50,717
Other time	12,466	14,350	11,440	10,987	9,313
Core deposits	76,595	66,755	65,826	62,429	60,030
Certificates - $100,000 and over	7,700	11,851	6,738	6,628	4,343
Other	10	7	2,881	323	3,061
Total deposits	$84,305	78,613	75,445	69,380	67,434

TABLE 23: AVERAGE DEPOSITS
As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Demand	$16,862	14,017	13,261	13,741	13,868
Interest checking	15,070	14,191	14,820	16,650	18,884
Savings	16,875	16,192	14,836	12,189	10,007
Money market	4,320	6,127	6,308	6,366	5,170
Foreign office	2,108	2,153	1,762	732	248
Transaction deposits	55,235	52,680	50,987	49,678	48,177
Other time	14,103	11,135	10,778	10,500	8,491
Core deposits	69,338	63,815	61,765	60,178	56,668
Certificates - $100,000 and over	10,367	9,531	6,466	5,795	4,001
Other	157	2,067	1,393	2,979	3,719
Total average deposits	$79,862	75,413	69,624	68,952	64,388

Borrowings

Total borrowings declined $11.7 billion from December 31, 2008, as the result of a combination of balance sheet activity and capital actions taken by the Bancorp throughout 2009. Portfolio loan balances declined $7.4 billion from December 31, 2008. This, coupled with increases in deposits of $5.7 billion from December 31, 2008, resulted in a decrease of the funding position of approximately $13.1 billion. Further, in the second quarter of 2009, the Processing Business Sale provided $562 million of cash, and the Bancorp raised an additional $1.0 billion through the issuance of common equity in the public market, further decreasing the Bancorp’s funding position needs. As of December 31, 2009 and December 31, 2008, total borrowings as a percentage of interest-bearing liabilities were 16% and 27%, respectively.

Total short-term borrowings were $1.6 billion at December 31, 2009, down from $10.2 billion at December 31, 2008. The Bancorp’s overall reduced reliance on short-term funding can be attributed to declining asset balances and strong deposit performance.

Long-term debt at December 31, 2009 decreased 23% compared to December 31, 2008. This was due in part to a $1.0 billion FHLB advance maturing in the first quarter of 2009 and $1.2 billion in bank notes maturing in the second quarter of 2009, neither of which were replaced due to the Bancorp’s strong liquidity position.

Information on the average rates paid on borrowings is included within the Statements of Income Analysis. Additionally, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

TABLE 24: BORROWINGS

As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Federal funds purchased	$182	287	4,427	1,421	5,323
Other short-term borrowings	1,415	9,959	4,747	2,796	4,246
Long-term debt	10,507	13,585	12,857	12,558	15,227
Total borrowings	$12,104	23,831	22,031	16,775	24,796

42	Fifth Third Bancorp

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

The assumption of risk requires robust and active risk management practices that comprise an integrated and comprehensive set of activities, measures and strategies that apply to the entire organization. The Bancorp has established a Risk Appetite Framework that provides the foundations of corporate risk capacity, risk appetite and risk tolerances. The Bancorp’s risk capacity is represented by its available financial resources. Risk capacity sets an absolute limit on risk-assumption in the Bancorp’s annual and strategic plans. Our policy currently discounts our risk capacity by five percent to provide a buffer; as a result, the Bancorp’s risk appetite is limited by policy to 95% of our risk capacity.

Economic capital is the amount of unencumbered financial resources necessary to support the Bancorp’s risks. We measure economic capital under the assumption that we expect to maintain debt ratings at strong investment grade levels over time. Our capital policies require that the economic capital necessary in our business not exceed our risk capacity less the aforementioned buffer.

Risk appetite is the aggregate amount of risk the Bancorp is willing to accept in pursuit of its strategic and financial objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of our shareholders, regulators, rating agencies and customers, the Bancorp’s risk appetite is aligned with its priorities and goals. The formulation of risk appetite considers the Bancorp’s risk capacity, its financial position, the resilience of its reputation and brand and its core competencies. Risk tolerance is the maximum amount of risk applicable to each of the eight specific risk categories included in its Enterprise Risk Management Framework. This is expressed both qualitatively, describing which risks may be taken, and quantitatively, describing the magnitude of tolerance. The Bancorp’s risk appetite and risk tolerances are supported by risk targets and risk limits. Those limits are used to monitor the amount of risk assumed at a granular level, which include key risk indicators, performance indicators and quantitative metrics for shocks and sensitivity measurements.

The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks are managed through the Bancorp’s risk program, including an Enterprise Risk Management Framework. ERM includes the following key functions:

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

•

Operational Risk Management works with the line of business risk managers, affiliates and lines of business to maintain processes to monitor and manage all aspects of operational risk including ensuring consistency in application of enterprise operational risk programs, Sarbanes-Oxley compliance, and serving as a policy clearinghouse for the Bancorp. In addition, the Bank Protection function oversees and manages fraud prevention and detection and provides investigative and recovery services for the Bancorp;

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

    Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of six outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the Enterprise Risk Management Committee (ERMC). Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Executive Asset Liability Management Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC include the Loan Loss Reserve Committee, Capital Committee and the Retail Distribution Governance Committee. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance

Fifth Third Bancorp	43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

Finally, Credit Risk Review is an independent function responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, the accuracy of risk grades assigned to commercial credit exposure, appropriate accounting for charge-offs, and non-accrual status and specific reserves. Credit Risk Review reports directly to the Risk and Compliance Committee of the Board of Directors and administratively to the Director of Internal Audit.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Corporate officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centralized, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, which reports to the Risk and Compliance Committee of the Board of Directors, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional nine grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer loan portfolios.

Overview

General economic conditions remained weak throughout 2009, which negatively impacted a majority of the Bancorp’s loan and lease products. Geographically, the Bancorp experienced the most stress in Michigan and Florida due to the decline in real estate prices. Real estate price deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder and developer and remaining non-owner occupied commercial real estate portfolios remained under stress throughout 2009. Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007, and raised underwriting standards across both the commercial and consumer loan product offerings. During the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries and obtain the highest realizable value, the Bancorp sold or moved to held-for-sale $1.3 billion in commercial loans. Throughout 2009, the Bancorp continued to aggressively engage in other loss mitigation techniques such as reducing lines of credit, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as expanding commercial and consumer loan workout teams. The following credit information presents the Bancorp’s loan portfolio diversification, loan portfolios with elevated levels of risk, an analysis of nonperforming loans and loans charged-off, and a discussion of the allowance for credit losses.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment and credit product type.

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, the monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner occupied, non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum loan-to-values (LTV), minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires an appraisal of collateral be performed at origination and on an as-needed basis, in conformity with market conditions and regulatory requirements. Independent reviews are performed on appraisals to ensure the appraiser is qualified and consistency in the evaluation process exists.

    As part of its commercial lending, the Bancorp participates in Shared National Credit (SNC) loans, which are facilities greater than $20 million shared by three or more federally supervised financial institutions that are reviewed by regulatory authorities at the agent bank level. At December 31, 2009, the Bancorp was a participant to SNC loans with an outstanding balance to the Bancorp of $6.4 billion with a total exposure of $20.0 billion. C&I loans make up a majority of SNC loans, totaling $5.5 billion at December 31, 2009. SNC loans adhere to the same credit underwriting standards as other commercial loans held by the Bancorp.

Table 25 provides detail on total commercial loan and leases, including held-for-sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

44	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 25: COMMERCIAL LOAN AND LEASE PORTFOLIO EXPOSURE (a)

	2009			2008
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$10,142	11,622	1,001	11,925	14,428	583
Manufacturing	6,320	13,093	223	7,382	14,310	92
Financial services and insurance	4,375	8,702	44	3,601	8,164	28
Construction	3,778	5,281	765	5,030	7,788	698
Healthcare	3,019	4,921	73	3,081	5,057	20
Retail trade	2,692	5,552	114	3,621	6,874	167
Business services	2,656	4,595	54	2,925	5,141	38
Transportation and warehousing	2,516	3,003	55	2,726	3,224	26
Wholesale trade	2,259	4,632	52	2,567	4,772	25
Other services	1,133	1,558	37	1,203	1,712	22
Accommodation and food	1,024	1,505	63	1,163	1,560	38
Communication and information	796	1,346	8	951	1,547	19
Mining	769	1,182	18	838	1,275	18
Entertainment and recreation	744	949	17	765	1,009	35
Individuals	741	905	21	1,053	1,354	38
Public administration	684	877	-	725	938	-
Agribusiness	588	742	65	635	815	21
Utilities	475	1,310	-	584	1,231	-
Other	318	679	6	178	369	11
Total	$45,029	72,454	2,616	50,953	81,568	1,879
By loan size:
Less than $200,000	3%	2	4	3	2	5
$200,000 to $1 million	12	9	18	12	9	21
$1 million to $5 million	26	20	39	25	21	45
$5 million to $10 million	13	11	18	14	13	20
$10 million to $25 million	24	26	17	23	24	9
Greater than $25 million	22	32	4	23	31	-
Total	100%	100	100	100	100	100
By state:
Ohio	28%	31	15	26	30	14
Michigan	16	14	18	17	16	22
Florida	9	7	26	9	8	25
Illinois	8	9	9	8	9	8
Indiana	6	6	6	7	7	8
Kentucky	5	5	4	5	5	5
North Carolina	3	3	1	3	3	4
Tennessee	2	2	4	3	2	3
Pennsylvania	2	2	-	2	2	1
All other states	21	21	17	20	18	10
Total	100%	100	100	100	100	100
(a)	Outstanding reflects total commercial customer loan and lease balances, including held for sale and net of unearned income, and exposure reflects total commercial customer lending commitments.

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk, as compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions in the Bancorp’s key lending areas. Tables 26 – 33 provide analysis of each of the categories of loans as of and for the years ended December 31, 2009 and 2008.

TABLE 26: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

As of December 31, 2009 ($ in millions)					For the Year Ended December 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$2,917	3,250	14	204	111
Michigan	2,003	2,193	16	173	153
Florida	1,517	1,611	7	384	229
Illinois	820	935	4	109	48
North Carolina	716	768	3	146	54
Indiana	531	553	-	49	27
All other states	1,037	1,345	3	154	99
Total	$9,541	10,655	47	1,219	721

Fifth Third Bancorp	45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 27: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

As of December 31, 2008 ($ in millions)					For the Year Ended December 31, 2008
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$3,068	3,738	9	144	56
Michigan	2,379	2,827	61	124	215
Florida	1,864	2,160	60	89	157
Illinois	928	1,135	3	71	20
North Carolina	925	1,242	6	25	6
Indiana	628	760	10	66	37
All other states	1,326	1,804	6	96	28
Total	$11,118	13,666	155	615	519

TABLE 28: HOME BUILDER AND DEVELOPER (a)

As of December 31, 2009 ($ in millions)					For the Year Ended December 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$346	542	2	73	34
Florida	318	336	4	136	98
Michigan	278	351	7	63	77
North Carolina	229	260	3	95	49
Indiana	108	133	-	12	9
All other states	284	383	3	94	91
Total	$1,563	2,005	19	473	358
(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $200 million and a total exposure of $461 million are also included in Table 26: Non-Owner Occupied Commercial Real Estate

TABLE 29: HOME BUILDER AND DEVELOPER (a)

As of December 31, 2008 ($ in millions)					For the Year Ended December 31, 2008
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$491	856	2	67	42
Florida	482	618	4	73	122
Michigan	449	732	7	79	166
North Carolina	415	661	3	35	5
Indiana	121	196	-	19	10
All other states	523	712	3	92	22
Total	$2,481	3,775	19	365	367
(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $332 million and a total exposure of $798 million are also included in Table 27: Non-Owner Occupied Commercial Real Estate

TABLE 30: AUTOMOBILE DEALERS

As of December 31, 2009 ($ in millions)					For the Year Ended December 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$325	569	3	14	30
Illinois	232	380	-	19	19
Michigan	207	340	2	3	7
Florida	114	190	1	9	14
Tennessee	100	191	-	-	1
All other states	215	319	-	9	6
Total	$1,193	1,989	6	54	77

TABLE 31: AUTOMOBILE DEALERS

As of December 31, 2008 ($ in millions)					For the Year Ended December 31, 2008
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$630	1,050	1	42	41
Illinois	401	610	-	26	53
Michigan	324	518	-	5	3
Florida	148	187	1	11	6
Tennessee	146	231	-	-	-
All other states	353	522	2	11	7
Total	$2,002	3,118	4	95	110

46	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 32: AUTOMOBILE MANUFACTURING

As of December 31, 2009 ($ in millions)					For the Year Ended December 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Michigan	$221	468	-	12	14
Ohio	93	276	-	2	2
Illinois	47	138	-	-	-
Kentucky	32	48	-	-	-
All other states	9	73	-	-	-
Total	$402	1,003	-	14	16

TABLE 33: AUTOMOBILE MANUFACTURING

As of December 31, 2008 ($ in millions)					For the Year Ended December 31, 2008
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Michigan	$288	793	-	1	1
Ohio	184	401	-	2	-
Illinois	69	148	-	-	-
Kentucky	47	95	-	1	-
All other states	29	144	-	-	3
Total	$617	1,581	-	4	4

Consumer Portfolio

The Bancorp’s consumer portfolio is materially comprised of three categories of loans: residential mortgage loans, home equity loans, and automobile loans. While each of these loans has unique features, they have a common risk characteristic of loan amount to collateral value.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.2 billion of adjustable rate residential mortgage loans will have rate resets in 2010 and a material amount of those loans are expected to have either no increase or a decrease in monthly payments, due to the decrease in index rates over the past year.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. The Bancorp monitors residential mortgages loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. Tables 34 and 35 provide analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance as of December 31, 2009 and 2008, respectively.

TABLE 34: RESIDENTIAL MORTGAGE LOANS OUTSTANDING, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2009 ($ in millions)				For the Year Ended December 31, 2009
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$673	4	25	18
Florida	388	9	50	68
Michigan	350	3	13	21
North Carolina	169	5	9	8
Indiana	145	1	7	4
Kentucky	92	1	3	2
Illinois	62	1	6	2
All other states	141	2	8	5
Total	$2,020	26	121	128

Fifth Third Bancorp	47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 35: RESIDENTIAL MORTGAGE LOANS OUTSTANDING, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2008 ($ in millions)				For the Year Ended December 31, 2008
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$760	7	24	14
Florida	495	16	51	67
Michigan	397	3	17	15
North Carolina	202	2	4	2
Indiana	168	1	6	3
Kentucky	110	1	3	1
Illinois	69	1	4	-
All other states	173	5	2	2
Total	$2,374	36	111	104

Home Equity Portfolio

The home equity portfolio is managed in two categories, loans outstanding with a LTV greater than 80% and those loans with a LTV of less than 80%. The carrying value of the greater than 80% LTV home equity loans and less than 80% LTV home equity loans are $5.0 billion and $7.2 billion, respectively, as of December 31, 2009. Of the total $12.2 billion of outstanding home equity loans, 82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score of 730 as of December 31, 2009 compared with 736 as of December 31, 2008.

The Bancorp stopped origination of brokered home equity loans during the fourth quarter of 2007. In addition, the Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp believes that home equity loans with a greater than 80% LTV ratio present a higher level of risk. The following tables provide analysis of these loans as of December 31, 2009 and 2008.

TABLE 36: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%

As of December 31, 2009 ($ in millions)					For the Year Ended December 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,727	2,465	13	6	43
Michigan	1,091	1,417	14	6	61
Illinois	505	689	5	3	32
Indiana	499	691	5	2	13
Kentucky	471	672	4	2	12
Florida	198	248	8	3	35
All other states	523	618	9	5	37
Total	$5,014	6,800	58	27	233

TABLE 37: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%

As of December 31, 2008 ($ in millions)					For the Year Ended December 31, 2008
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,844	2,770	13	6	30
Michigan	1,179	1,575	15	7	43
Illinois	527	763	7	6	14
Indiana	544	769	5	3	9
Kentucky	524	764	3	2	8
Florida	224	295	7	3	24
All other states	591	707	10	5	28
Total	$5,433	7,643	60	32	156

48	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2009, the automobile loan portfolio was comprised of approximately 47% in new automobile loans. It is a common competitive practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk accounts. The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of December 31, 2009 and 2008.

TABLE 38: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%

As of December 31, 2009 ($ in millions)				For the Year Ended December 31, 2009
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$422	1	-	9
Illinois	357	1	-	9
Michigan	252	1	-	6
Indiana	215	-	-	5
Florida	193	1	-	11
Kentucky	177	-	-	4
All other states	2,067	6	1	46
Total	$3,683	10	1	90

TABLE 39: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%

As of December 31, 2008 ($ in millions)				For the Year Ended December 31, 2008
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$467	2	-	10
Illinois	365	1	-	11
Michigan	301	1	-	6
Indiana	249	1	-	5
Florida	215	1	-	9
Kentucky	205	1	-	4
All other states	1,683	6	1	37
Total	$3,485	13	1	82

Analysis of Nonperforming Assets

Prior to 2009, certain consumer loans (including residential mortgage loans, home equity loans and automobile loans) modified in a troubled debt restructuring (TDR) were maintained on nonaccrual status until the Bancorp believed repayment under the revised terms was reasonably assured and a sustained period of repayment performance was achieved (typically defined as six months for a monthly amortizing loan). Beginning in 2009, based on published guidance with respect to TDR’s from certain banking regulators and to conform to general practices within the banking industry, the Bancorp determined it was appropriate to maintain these consumer loans modified as part of a TDR on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Management believes this policy is reflective of recent regulatory guidance and provides better comparability to other financial institutions. Accordingly, during the first quarter of 2009, the Bancorp reclassified from nonaccrual to accrual status the consumer loans modified as part of a TDR that were less than 90 days past due as measured by their restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification. The income statement effect of this reclassification was immaterial to the Bancorp’s Consolidated Financial Statements. The effect of this reclassification on other amounts previously reported in prior periods is as follows:

TABLE 40: IMPACT OF POLICY CHANGE ON REPORTED RESTRUCTURED LOANS

December 31, 2008 ($ in millions)	As Previously Reported	As Reflected Under New Policy
Restructured loans (nonaccrual)
Residential mortgage loans	$342	20
Home equity	196	29
Automobile loans	6	1
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	2.96%	2.38

December 31, 2007 ($ in millions)
Restructured loans (nonaccrual)
Residential mortgage loans	$29	27
Home equity	46	11
Automobile loans	-	-
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned	1.32%	1.25

Fifth Third Bancorp	49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of nonperforming assets is included in Table 41. Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured consumer loans which are 90 days past due based on the restructured terms and credit card loans immediately upon restructuring; restructured commercial loans which have not yet met the requirements to be classified as a performing asset; and other assets, including other real estate owned and repossessed equipment. Loans are reported on a nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets were $3.5 billion at December 31, 2009, compared to $2.5 billion at December 31, 2008. At December 31, 2009, $224 million of nonaccrual commercial loans were held-for-sale, consisting primarily of real estate secured loans in Michigan and Florida, and were carried at the lower of cost or market. Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned and nonaccrual loans held for sale, was 4.38% and 2.89% as of December 31, 2009 and 2008, respectively. Excluding the held-for-sale nonaccrual loans, nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of December 31, 2009 was 4.22% compared to 2.38% as of December 31, 2008. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 77% of nonaccrual loans were secured by real estate as of December 31, 2009 compared to approximately 82% as of December 31, 2008.

Excluding the $224 million of nonperforming loans held-for-sale, commercial nonperforming loans and leases increased from $1.9 billion at December 31, 2008 to $2.3 billion as of December 31, 2009. This was driven by the real estate and construction industries in Florida and Michigan. As of December 31, 2009 and 2008, these states combined to represent 43% and 46%, respectively, of total commercial nonaccrual credits. Additionally, as of December 31, 2009 restructured commercial loans totaled $115 million, $47 million of which were on nonaccrual status. As shown in Table 25, the real estate and construction industries contributed approximately two-thirds of the year-over-year increase in nonaccrual credits. Of the $1.8 billion of real estate and construction nonaccrual credits, including held for sale loans, $565 million is related to homebuilders or developers.

    Consumer nonperforming loans and leases increased to $555 million as of December 31, 2009, compared to $370 million at December 31, 2008, driven by a $178 million increase in restructured consumer loans and leases on nonaccrual. Due to the continued challenging credit environment, an increased volume of restructured consumer loans were put back on nonaccrual status. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain loans. Consumer restructured loans on accrual status totaled $1.4 billion and $494 million as of December 31, 2009 and 2008, respectively, driven by an increased volume of restructured loans. As of December 31, 2009, the redefault rate on consumer restructured loans was 26%. Ohio, Michigan and Florida accounted for 62% of total consumer nonperforming assets at December 31, 2009.

In 2009 and 2008, approximately $20 million and $10 million, respectively, of interest income was recognized on a cash basis for loans on nonaccrual. In 2009 and 2008, additional interest income of approximately $236 million and $282 million, respectively, would have been recorded if the loans and leases on nonaccrual status had been current in accordance with the original terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest.

Analysis of Net Loan Charge-offs

Net charge-offs were 320 bp of average loans and leases for 2009, compared to 323 bp for 2008. Table 42 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan net charge-offs to average commercial loans outstanding decreased to 3.27% in 2009 compared to 3.99% in 2008, due primarily to net charge-offs of $800 million on $1.3 billion in criticized or impaired loans moved to held-for-sale or sold in the fourth quarter of 2008. Net charge-offs for 2009 included $358 million related to homebuilders and developers, a decrease from $812 million, or 40%, of total commercial net charge-offs in 2008. Approximately 31% of net charge-offs greater than $2 million in 2009 involved loans in the construction or real estate industries. The states of Florida and Michigan continued to experience the most stress, accounting for approximately 44% of the total net charge-offs in the commercial loan product portfolio in 2009. For the year ended December 31, 2008, Florida and Michigan accounted for approximately 63% of total commercial net charge-offs.

    The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 3.10% in 2009 compared to 2.08% in 2008. Residential mortgage charge-offs increased to $357 million in 2009 compared to $243 million in 2008, reflecting increased foreclosure rates in the Bancorp’s key lending markets coupled with an increase in severity of loss on mortgage loans. Florida and Michigan continue to rank among the top states in total mortgage foreclosures. These foreclosures not only added to the volume of charge-offs, but also hampered the Bancorp’s ability to recover the value of the homes collateralizing the mortgages as foreclosed real estate is a significant contributor to declining home prices. Florida affiliates continue to experience the most stress and accounted for over half of the residential mortgage charge-offs in 2009. Home equity charge-offs increased to $322 million, or 2.57% of average loans, and continue to display distinct charge-off differences between lines and loans originated through the retail channel and those originated through brokered channels. Brokered home equity represented 42% of home equity charge-offs during 2009 despite representing only 17% of home equity lines and loans as of December 31, 2009. Excluding home equity lines and loans originated through brokered channels, home equity charge-offs to average home equity loans were 148 bp. Management responded to the performance of the brokered home equity portfolio by reducing originations in 2007 of this product by 64% compared to 2006 and, and eliminated this channel of origination at the end of 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The ratio of automobile loan net charge-offs to average automobile loans was 1.68% for 2009, an increase of 12 bp compared to 2008 displaying an increase due to a shift in the portfolio to a higher percentage of used automobiles and an increase in loss severity due to increased market depreciation of used automobiles. The net charge-off ratio on credit card balances was 8.87% in 2009. Increases in the charge-off ratio over the previous two years reflect seasoning in the credit card portfolio and general economic conditions compared to 2008. Management expects trends in the charge-off ratio on credit card balances to be consistent with general economic trends, such as unemployment and personal bankruptcy filings. The Bancorp employs a risk-adjusted pricing methodology to help ensure adequate compensation is received for those products that have higher credit costs.

50	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 41: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Nonaccrual loans and leases:
Commercial loans	$734	541	175	127	140
Commercial mortgage loans	898	482	243	84	51
Commercial construction loans	646	362	249	54	31
Commercial leases	67	21	5	6	5
Residential mortgage loans	275	259	92	38	30
Home equity	21	26	45	40	-
Automobile loans	1	5	3	3	-
Other consumer loans and leases	-	-	1	-	37
Restructured loans and leases:
Commercial loans	47	-	-	-	-
Residential mortgage loans (a)	137	20	27	-	-
Home equity (a)	33	29	11	-	-
Automobile loans (a)	1	1	-	-	-
Credit card	87	30	5	-	-
Total nonperforming loans and leases	2,947	1,776	856	352	294
Repossessed personal property and other real estate owned	297	230	171	103	67
Total nonperforming assets (b)	3,244	2,006	1,027	455	361
Nonaccrual loans held for sale	224	473	-	-	-
Total nonperforming assets including loans held for sale	$3,468	2,479	1,027	455	361
Commercial loans	$118	76	44	38	20
Commercial mortgage loans	59	136	73	17	7
Commercial construction loans	17	74	67	6	7
Commercial leases	4	4	4	2	1
Residential mortgage loans(c)	189	198	186	68	53
Home equity	99	96	72	51
Automobile loans	17	21	13	11
Credit card	64	56	31	16	10
Other consumer loans and leases	-	1	1	1	57
Total 90 days past due loans and leases	$567	662	491	210	155
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (b)	4.22%	2.38	1.25	.61	.52
Allowance for loan and lease losses as a percent of nonperforming assets (b)	116	139	93	170	206

(a)	During 2009, the Bancorp modified its consumer nonaccrual policy to exclude troubled debt restructured loans that were less than 90 days past due because they were performing in accordance with the restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(b)	Does not include nonaccrual loans held for sale.
(c)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2009, 2008, 2007, 2006 and 2005, these advances were $130 million, $40 million, $25 million, $14 million and $13 million, respectively.

Fifth Third Bancorp	51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 42: SUMMARY OF CREDIT LOSS EXPERIENCE

For the years ended December 31 ($ in millions)	2009	2008	2007	2006	2005
Losses charged off:
Commercial loans	$(768)	(667)	(121)	(131)	(99)
Commercial mortgage loans	(436)	(618)	(46)	(27)	(13)
Commercial construction loans	(420)	(750)	(29)	(7)	(5)
Commercial leases	(11)	-	(1)	(4)	(38)
Residential mortgage loans	(359)	(243)	(43)	(23)	(19)
Home equity	(330)	(212)	(106)	(65)	(60)
Automobile loans	(189)	(168)	(117)	(87)	(63)
Credit card	(178)	(101)	(54)	(36)	(46)
Other consumer loans and leases	(28)	(32)	(27)	(28)	(30)
Total losses	(2,719)	(2,791)	(544)	(408)	(373)
Recoveries of losses previously charged off:
Commercial loans	50	18	12	24	24
Commercial mortgage loans	14	5	2	3	3
Commercial construction loans	4	2	-	-	1
Commercial leases	4	1	1	5	1
Residential mortgage loans	2	-	-	-	-
Home equity	8	7	9	9	10
Automobile loans	41	34	32	30	18
Credit card	8	7	8	5	5
Other consumer loans and leases	7	7	18	16	12
Total recoveries	138	81	82	92	74
Net losses charged off:
Commercial loans	(718)	(649)	(109)	(107)	(75)
Commercial mortgage loans	(422)	(613)	(44)	(24)	(10)
Commercial construction loans	(416)	(748)	(29)	(7)	(4)
Commercial leases	(7)	1	-	1	(37)
Residential mortgage loans	(357)	(243)	(43)	(23)	(19)
Home equity	(322)	(205)	(97)	(56)	(50)
Automobile loans	(148)	(134)	(85)	(57)	(45)
Credit card	(170)	(94)	(46)	(31)	(41)
Other consumer loans and leases	(21)	(25)	(9)	(12)	(18)
Total net losses charged off	$(2,581)	(2,710)	(462)	(316)	(299)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial loans	2.61%	2.31	.49	.53	.41
Commercial mortgage loans	3.43	4.80	.40	.25	.10
Commercial construction loans	9.24	12.80	.51	.11	.08
Commercial leases	0.22	(.02)	.01	(.03)	1.06
Total commercial loans and leases	3.27	3.99	.43	.34	.35
Residential mortgage loans	4.15	2.47	.48	.27	.23
Home equity	2.57	1.67	.82	.46	.44
Automobile loans	1.68	1.56	.83	.60	.53
Credit card	8.87	5.51	3.55	3.65	5.65
Other consumer loans and leases	2.14	2.10	.83	.91	1.06
Total consumer loans and leases	3.10	2.08	.84	.55	.57
Total net losses charged off	3.20%	3.23	.61	.44	.45

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall allowance for loan and lease losses, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the allowance for loan and lease losses. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the allowance for loan and lease losses can be found in the Critical Accounting Policies section of Management’s Discussion and Analysis.

52	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2009, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

Certain inherent, but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model derived required reserves tend to slightly lag the deterioration in the portfolio, in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results. An unallocated component to the allowance for loan and lease losses is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases for the year ended December 31, 2009 was .25%, or five percent of the total allowance, compared to .33%, or 10% of the total allowance, as of December 31, 2008. The decrease in the unallocated allowance compared to the prior year was a result of many of the impacts of recent economic events being more fully incorporated into the historical loss rates within the portfolio specific models as well as early signs of stabilization in real estate values in certain of the Bancorp’s lending markets. These recent economic events include, but are not limited to, falling home prices, rising unemployment, bankruptcy filings and fluctuating commodity prices.

As shown in Table 44, the allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 4.88% at December 31, 2009, compared to 3.31% at December 31, 2008. Total allowance for loan and lease losses totaled $3.7 billion and $2.8 billion as of December 31, 2009 and 2008, respectively. This increase is reflective of a number of factors including the increase in delinquencies, increased loss estimates due to the real estate price deterioration in some of the Bancorp’s key lending markets, increased stress in the commercial loan and lease portfolio and the general decline in economic conditions. These factors were the primary drivers of the increased reserve amounts for most of the Bancorp’s loan categories.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $210 million at December 31, 2009. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $104 million at December 31, 2009. As several qualitative and quantitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

Impaired commercial loans subject to specific evaluation increased to $1.7 billion as of December 31, 2009 compared to $1.5 billion as of December 31, 2008. Impaired commercial loans above specified thresholds require individual review to determine loan and lease reserves. In addition to the increased volume of impaired commercial loans, required loan and lease reserves on these loans were generally higher due to the deterioration in collateral values.

Delinquency trends have increased across most product lines and credit grades, leading to increases in loss rates and, therefore, increased reserve requirements for those products. In general, the increase in historical loss reserve factors was responsible for over half of the year-over-year increase in the allowance for loan and lease losses.

Real estate price deterioration, as measured by the Home Price Index, was most prevalent in some of the key lending markets of the Bancorp, with metropolitan areas in Florida, Michigan and Ohio experiencing some of the most severe declines nationally. The deterioration in real estate values increased the inherent loss once a loan defaults, particularly for residential mortgage and home equity loans with high loan-to-value ratios.

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

The Bancorp continually reviews its credit administration and loan and lease portfolio and makes changes based on the performance of its products. Management discontinued the origination of brokered home equity products at the end of 2007, suspended homebuilder lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in 2008, and raised underwriting standards across both the commercial and consumer loan product offerings.

TABLE 43: CHANGES IN ALLOWANCE FOR CREDIT LOSSES
For the years ended December 31 ($ in millions)	2009	2008	2007	2006	2005
Balance, beginning of year	$2,982	1,032	847	814	785
Net losses charged off	(2,581)	(2,710)	(462)	(316)	(299)
Provision for loan and lease losses	3,543	4,560	628	343	330
Net change in reserve for unfunded commitments	99	100	19	6	(2)
Balance, end of year	$4,043	2,982	1,032	847	814
Components of allowance for credit losses:
Allowance for loan and lease losses	$3,749	2,787	937	771	744
Reserve for unfunded commitments	294	195	95	76	70
Total allowance for credit losses	$4,043	2,982	1,032	847	814

Fifth Third Bancorp	53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 44: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Allowance attributed to:
Commercial loans	$1,282	824	271	252	201
Commercial mortgage loans	734	363	135	95	78
Commercial construction loans	380	252	98	49	46
Commercial leases	121	61	27	24	46
Residential mortgage loans	375	388	67	51	38
Consumer loans	660	611	287	247	183
Consumer leases	4	9	5	5	10
Unallocated	193	279	47	48	142
Total allowance for loan and lease losses	$3,749	2,787	937	771	744
Portfolio loans and leases:
Commercial loans	$25,683	29,197	24,813	20,831	19,253
Commercial mortgage loans	11,803	12,502	11,862	10,405	9,188
Commercial construction loans	3,784	5,114	5,561	6,168	6,342
Commercial leases	3,535	3,666	3,737	3,842	3,695
Residential mortgage loans	8,035	9,385	10,540	8,830	7,847
Consumer loans	23,439	23,509	22,943	23,204	22,006
Consumer leases	500	770	797	1,073	1,594
Total portfolio loans and leases	$76,779	84,143	80,253	74,353	69,925
Attributed allowance as a percent of respective portfolio loans:
Commercial loans	4.99%	2.82	1.09	1.21	1.05
Commercial mortgage loans	6.22	2.90	1.14	.91	.85
Commercial construction loans	10.04	4.93	1.77	.80	.72
Commercial leases	3.42	1.66	.72	.62	1.25
Residential mortgage loans	4.67	4.13	.63	.58	.49
Consumer loans	2.81	2.60	1.25	1.06	.83
Consumer leases	.80	1.17	.63	.47	.63
Unallocated (as a percent of total portfolio loans and leases)	.25	.33	.06	.06	.20
Total portfolio loans and leases	4.88%	3.31	1.17	1.04	1.06

54	Fifth Third Bancorp

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

Net Interest Income (NII) Simulation Model

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of net interest income to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

    The Bancorp’s Executive Asset Liability Management Committee (ALCO), which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for December 31, 2009. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At December 31, 2009, the Bancorp’s simulated exposure to a change in interest rates as described above was effectively neutral in year one and asset sensitive in year two. Table 45 shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of December 31, 2009:

TABLE 45: ESTIMATED NII SENSITIVITY PROFILE

	Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(0.15)%	1.45	(5.00)	(7.00)
+100	0.10	1.08	-	-

Market Value of Equity

The Bancorp also employs market value of equity (MVE) as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the MVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The MVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of MVE to changes in the level of interest rates is a measure of longer-term interest rate risk. MVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios. The following table shows the Bancorp’s MVE sensitivity profile as of December 31, 2009:

TABLE 46: ESTIMATED MVE SENSITIVITY PROFILE

Change in Interest Rates (bp)	Change in MVE	ALCO Policy Limits
+200	(3.07)%	(15.0)
+100	(0.86)
+25	0.09
-25	(0.08)

This MVE profile suggests that the Bancorp would benefit modestly from an initial increase in rates, but would lose value as rates continue to rise. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and MVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp enters into forward

Fifth Third Bancorp	55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered free-standing derivatives. Additionally, the Bancorp economically hedges its exposure to mortgage loans held for sale.

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of December 31, 2009 are included in Note 12 of the Notes to Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 47 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of December 31, 2009. Additionally, Table 48 displays a summary of expected principal cash flows occurring after one year, as of December 31, 2009.

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $699 million and $496 million as of December 31, 2009 and 2008, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates declined slightly during 2009 compared to 2008. The decrease in rates caused prepayment assumptions to increase and led to $24 million in temporary impairment of servicing rights during the year ended December 31, 2009 compared to the $207 million in temporary impairment in 2008. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $98 million and $209 million on its non-qualifying hedging strategy for the years ended December 31, 2009 and 2008, respectively. The net gains on non-qualifying hedging strategy for 2009 and 2008 include $57 million and $120 million, respectively, of net gains on the sale of securities. See Note 11 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2009 and 2008 was approximately $272 million and $307 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

TABLE 47: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS
As of December 31, 2009 ($ in millions)	Less than 1 year	1-5 years	Greater than 5 years	Total
Commercial loans	$13,178	10,245	2,260	25,683
Commercial mortgage loans	4,421	5,264	2,118	11,803
Commercial construction loans	2,081	953	750	3,784
Commercial leases	540	1,448	1,547	3,535
Subtotal - commercial	20,220	17,910	6,675	44,805
Residential mortgage loans	1,938	2,711	3,386	8,035
Home equity	1,911	5,190	5,073	12,174
Automobile loans	3,284	5,254	457	8,995
Credit card	163	1,827	-	1,990
Other consumer loans and leases	417	356	7	780
Subtotal – consumer	7,713	15,338	8,923	31,974
Total	$27,933	33,248	15,598	76,779

TABLE 48: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS OCCURRING AFTER ONE YEAR

		Interest Rate
As of December 31, 2009 ($ in millions)		Fixed	Floating or Adjustable
Commercial loans		$3,851		8,654
Commercial mortgage loans		2,610		4,772
Commercial construction loans		733		970
Commercial leases		2,995		-
Subtotal – commercial		10,189		14,396
Residential mortgage loans		3,740		2,357
Home equity		1,831		8,432
Automobile loans		5,663		48
Credit card		1,032		795
Other consumer loans and leases		349		14
Subtotal – consumer		12,615		11,646
Total		$22,804		26,042

56	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 49: AGENCY RATINGS

As of February 26, 2010	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Commercial paper	Prime-2	A-2	F1	R-1L
Senior debt	Baa1	BBB	A-	A
Subordinated debt	Baa2	BBB-	BBB+	AL
Fifth Third Bank:
Short-term	Prime-1	A-2	F1	R-1M
Long-term deposit	A2	BBB+	A	AH
Senior debt	A2	BBB+	A-	AH
Subordinated debt	A3	BBB	BBB+	A

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. A summary of certain obligations and commitments to make future payments under contracts is included in Table 52. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. Cash flows from estimated loan and lease repayment are included in Table 47. Of the $17.9 billion (amortized cost basis) of securities in the available-for-sale portfolio at December 31, 2009, $4.9 billion in principal and interest is expected to be received in the next 12 months and an additional $2.3 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s available-for-sale securities portfolio, see the Investment Securities section of the MD&A.

In addition to available-for-sale securities, asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the year ended December 31, 2009 and 2008, loans totaling $21.8 billion and $15.7 billion, respectively, were sold, securitized or transferred off-balance sheet. Recent developments in accounting standards may impact the level and types of structures that the Bancorp is able to utilize in order to securitize or transfer assets off-balance sheet beginning in 2010. For further information on the transfer of financial assets and consolidation of VIEs, see Note 1 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 72% of its average total assets during 2009 compared to 65% during 2008. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks. Certificates carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of December 31, 2009, $8.8 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations, however, access to these markets may depend on market conditions. The Bancorp also has $18.2 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $25.8 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks. The Bancorp has approximately $6.8 billion of unsecured long-term debt outstanding as of December 31, 2009. Long-term debt with a principal balance of $800 million and a carrying value of $815 million will mature during 2010.

The Bancorp’s senior debt credit ratings as of February 26, 2010 are summarized in Table 49. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

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

Fifth Third Bancorp	57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL MANAGEMENT

2008 Capital Actions

Management, including the Bancorp’s Board of Directors, regularly reviews the Bancorp’s capital position to help ensure it is appropriately positioned under various operating environments. Due to the deterioration in credit trends during 2008 and the uncertainty involving future economic trends, management carried out actions throughout 2008 to increase the Bancorp’s capital position. During the second quarter of 2008, the Bancorp issued approximately $1 billion in Tier 1 capital in the form of convertible preferred shares (Series G). In addition, the Bancorp’s Board of Directors reduced the quarterly dividend on its common stock to $.01 per share to allow for further retention of capital. On October 14, 2008, the U.S. Treasury announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. Among the initiatives, the U.S. Treasury created a voluntary Capital Purchase Program (CPP) as part of its efforts to provide a firmer capital foundation for financial institutions and to increase credit availability to consumers and businesses. As part of the program, eligible financial institutions were able to sell equity interests to the U.S. Treasury in amounts equal to one to three percent of the institution’s risk-weighted assets. These equity interests constitute Tier 1 capital. On December 31, 2008, the Bancorp issued $3.4 billion in senior preferred stock (Series F) and related warrants under the terms of the CPP to the U.S. Treasury. The proceeds from the issuance to the U.S. Treasury were allocated based on the relative fair value of the warrants as compared with the fair value of the preferred stock. The fair value of the warrants was determined using a Black-Scholes valuation model. The assumptions used in the warrant valuation were a dividend yield of 0.4%, stock price volatility of 51% and a risk-free interest rate of 2.5%. The fair value of the preferred stock was determined using a discounted cash flow analysis based on assumptions regarding the market rate for preferred stock, which was estimated to be approximately 13% at the date of issuance.

Supervisory Capital Assessment Program (SCAP) Results

On May 7, 2009, the Bancorp announced its SCAP results which indicated that the Bancorp’s Tier 1 and Total risk-based capital ratios were expected to continue to exceed the levels required to maintain a “well-capitalized” status under the more adverse scenario as defined by the assessment. As a result, the Bancorp was not required to raise additional overall capital. The SCAP results did indicate that the Bancorp’s Tier 1 common equity would be required to be augmented to maintain a capital buffer above the newly required four percent threshold of the Tier 1 common equity ratio under the more adverse scenario of the assessment. The total amount required, prior to considering activities by the Bancorp since the end of the fourth quarter of 2008, was $2.6 billion. After considering such activities, including the Processing Business Sale, the indicated additional net Tier 1 common equity required was $1.1 billion. The $1.1 billion requirement was after consideration of the Bancorp’s previously announced Processing Business Sale, but before consideration of any other measures that management believed to be available to the Bancorp to generate additional Tier 1 common equity. During the second quarter of 2009, in order to raise additional capital to augment Tier 1 common equity, the Bancorp completed a $1 billion common stock offering and an exchange of a portion of its Series G preferred stock. As a result of the Processing Business Sale, the common stock offering, and the exchange of the preferred stock, the Bancorp exceeded its Tier 1 common equity requirement under the SCAP assessment by approximately $650 million. Additionally, in July of 2009, the Bancorp sold its Visa, Inc. Class B common shares resulting in an additional $187 million benefit to equity.

Common Stock Offering

On June 4, 2009, the Bancorp announced the successful completion of its $1 billion at-the-market offering of its common shares. Through this offering, the Bancorp issued approximately 158 million shares at an average price of $6.33.

Preferred Series G Exchange

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

TABLE 50: CAPITAL RATIOS
As of December 31 ($ in millions)	2009	2008	2007	2006	2005
Average equity as a percent of average assets	11.36%	8.78	9.35	9.32	9.06
Tangible equity as a percent of tangible assets	9.71	7.86	6.14	7.95	7.23
Tangible common equity as a percent of tangible assets	6.45	4.23	6.14	7.95	7.22
Tier I capital	$13,428	11,924	8,924	8,625	8,209
Total risk-based capital	17,635	16,646	11,733	11,385	10,240
Risk-weighted assets	100,862	112,622	115,529	102,823	98,293
Regulatory capital ratios:
Tier I capital	13.31%	10.59	7.72	8.39	8.35
Total risk-based capital	17.48	14.78	10.16	11.07	10.42
Tier I leverage	12.43	10.27	8.50	8.44	8.08
Tier I common equity	7.00	4.37	5.72	8.22	8.17

58	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In 2009, the Bancorp paid dividends per common share of $0.04, a decrease from the $0.75 paid in 2008. The reduction in quarterly common dividend was in response to the difficult operating environment and the additional capital that may be needed. The Bancorp’s quarterly dividend per common share for the fourth quarter of 2009 was $0.01.

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

The Bancorp’s repurchase of equity securities is shown in Table 51. On May 21, 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp is restricted in its repurchases of its common stock. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party.

TABLE 51: SHARE REPURCHASES
For the years ended December 31	2009	2008	2007
Shares authorized for repurchase at January 1	19,201,518	19,201,518	15,807,045
Additional authorizations	-	-	30,000,000
Shares repurchases (a)	-	-	(26,605,527)
Shares authorized for repurchase at December 31	19,201,518	19,201,518	19,201,518
Average price paid per share	N/A	N/A	40.70

(a)	Excludes 265,802, 63,270 and 365,867 shares repurchased during 2009, 2008 and 2007, respectively, in connection with various employee compensation plans. These repurchases are not included in the calculation for average price paid and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

Fifth Third Bancorp	59

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

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. The nature and extent of these transactions are provided in Note 16 of the Notes to Consolidated Financial Statements. In addition, the Bancorp uses conduits, asset securitizations and certain defined guarantees to provide a source of funding. The use of these investment vehicles involves differing degrees of risk. A discussion in further detail of these transactions is provided below.

Commercial Loan Sales to a QSPE

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The outstanding balance of these loans at December 31, 2009 and 2008 was $771 million and $1.9 billion, respectively. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, ineligible loans transferred by the Bancorp to the QSPE, the inability of the QSPE to issue commercial paper, and in certain circumstances, bankruptcy preferences initiated against underlying borrowers. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the years ended December 31, 2009 and 2008, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

    The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support in the form of a line of credit to the QSPE and the repurchase of assets from the QSPE. As of December 31, 2009 and 2008, the liquidity asset purchase agreement (LAPA) was $1.4 billion and $2.8 billion, respectively. In addition to the liquidity support options discussed above, the Bancorp has also purchased commercial paper issued by the QSPE. Beginning in 2008 and continuing through the year ended December 31, 2009, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp purchased commercial paper throughout 2008 and 2009. As of December 31, 2009 and 2008, the Bancorp held approximately $805 million and $143 million, respectively, of asset-backed commercial paper issued by the QSPE, representing 87% and 7%, respectively, of the total commercial paper issued by the QSPE.

During 2008 the Bancorp repurchased $686 million of commercial loans at par from the QSPE under the LAPA. The Bancorp did not purchase any commercial loans from the QSPE during 2009. Fair value adjustments of $3 million were recorded on these loans upon repurchase. As of December 31, 2009 and 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE.

In June of 2009, the FASB issued guidance amending the accounting for QSPEs and the consolidation of VIEs. Upon adoption of this guidance on January 1, 2010, the Bancorp has determined that it is the primary beneficiary (and therefore consolidator) of this QSPE. Refer to Note 1 of the Notes to Consolidated Financial Statements for further details regarding the guidance and the related impact of adoption by the Bancorp.

Loan Securitizations

The Bancorp utilizes securitization trusts, formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain automobile loans and other consumer loans. During 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with U.S. GAAP. The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. During 2008 and 2009, required repurchases of previously transferred automobile loans from the QSPE were immaterial to the Bancorp’s Consolidated Financial Statements. For further information on these automobile securitizations, see Note 11 of the Notes to Consolidated Financial Statements. Upon adoption on January 1, 2010 of the FASB guidance on the accounting for QSPEs and VIEs, the Bancorp has determined that it is the primary beneficiary (and therefore consolidator) of these QSPEs. Refer to Note 1 of the Notes to Consolidated Financial Statements for further information regarding the impact of new accounting guidance on the QSPEs related to the automobile securitizations.

Residential Mortgage Loan Sales

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At December 31, 2009 and 2008, the outstanding balances on these loans sold with credit recourse were approximately $1.1 billion and $1.3 billion, respectively. At December 31, 2009 and 2008, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $21 million and $20 million, respectively, recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. In addition, conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of December 31, 2009 and 2008, the Bancorp maintained a reserve related to these loans sold with the representation and warranty recourse provision of $17 million and $6 million, respectively. For further information on residential mortgage loans sold with recourse, see Note 16 of the Notes to Consolidated Financial Statements.

60	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Mortgage Insurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $182 million and $170 million, respectively, at December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Bancorp maintained a reserve of $44 million and $13 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2009 are shown in Table 52. As of December 31, 2009, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. Further detail on the impact of income taxes is located in Note 20 of the Notes to Consolidated Financial Statements.

TABLE 52: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2009 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits without a stated maturity (a)	$64,139	-	-	-	64,139
Time deposits (b)	13,606	835	61	5,664	20,166
Long-term debt (c)	815	1,029	1,839	6,824	10,507
Forward contracts to sell mortgage loans (d)	3,633	-	-	-	3,633
Short-term borrowings (e)	1,597	-	-	-	1,597
Noncancelable lease obligations (f)	91	168	150	497	906
Partnership investment commitments (g)	235	-	-	-	235
Pension obligations (h)	19	38	33	73	163
Purchase obligations (i)	43	9	-	-	52
Capital lease obligations	14	27	3	-	44
Total contractually obligated payments due by period	$84,192	2,106	2,086	13,058	101,442
Other commitments by expiration period:
Commitments to extend credit (j)	$25,411	17,270	-	-	42,681
Letters of credit (k)	2,459	3,498	444	256	6,657
Total other commitments by expiration period	$27,870	20,768	444	256	49,338
(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(b)	Includes other time and certificates $100,000 and over. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of Management’s Discussion and Analysis.
(c)	In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. See Note 15 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.
(d)	See Note 11 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, see Note 14 of the Notes to Consolidated Financial Statements.
(f)	Includes rental commitments.
(g)	Includes low-income housing, historic tax investments and market tax credits.
(h)	See Note 21 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(i)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(j)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements. For additional information, see Note 16 of the Notes to Consolidated Financial Statements.
(k)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. For additional information, see Note 16 of the Notes to Consolidated Financial Statements.

Fifth Third Bancorp	61

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

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2009. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2009. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2009. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2009. This report appears on page 63 of the annual report.

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

Kevin T. Kabat	Daniel T. Poston
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 26, 2010	February 26, 2010

62	Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Bancorp and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio

February 26, 2010

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 26, 2010

Fifth Third Bancorp	63

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2009	2008
Assets
Cash and due from banks	$2,318	2,739
Available-for-sale and other securities (a)	18,213	12,728
Held-to-maturity securities (b)	355	360
Trading securities	355	1,191
Other short-term investments	3,369	3,578
Loans held for sale (c)	2,067	1,452
Portfolio loans and leases:
Commercial loans	25,683	29,197
Commercial mortgage loans	11,803	12,502
Commercial construction loans	3,784	5,114
Commercial leases	3,535	3,666
Residential mortgage loans (d)	8,035	9,385
Home equity	12,174	12,752
Automobile loans	8,995	8,594
Credit card	1,990	1,811
Other consumer loans and leases	780	1,122
Portfolio loans and leases	76,779	84,143
Allowance for loan and lease losses	(3,749)	(2,787)
Portfolio loans and leases, net	73,030	81,356
Bank premises and equipment	2,400	2,494
Operating lease equipment	499	463
Goodwill	2,417	2,624
Intangible assets	106	168
Servicing rights	700	499
Other assets	7,551	10,112
Total Assets	$113,380	119,764
Liabilities
Deposits:
Demand	$19,411	$15,287
Interest checking	19,935	14,222
Savings	17,898	16,063
Money market	4,431	4,689
Other time	12,466	14,350
Certificates - $100,000 and over	7,700	11,851
Foreign office and other	2,464	2,151
Total deposits	84,305	78,613
Federal funds purchased	182	287
Other short-term borrowings	1,415	9,959
Accrued taxes, interest and expenses	773	2,029
Other liabilities	2,701	3,214
Long-term debt	10,507	13,585
Total Liabilities	99,883	107,687
Shareholders’ Equity
Common stock (e)	1,779	1,295
Preferred stock (f)	3,609	4,241
Capital surplus (g)	1,743	848
Retained earnings	6,326	5,824
Accumulated other comprehensive income	241	98
Treasury stock	(201)	(229)
Total Shareholders’ Equity	13,497	12,077
Total Liabilities and Shareholders’ Equity	$113,380	119,764

(a)	Amortized cost of $17,879 and $12,550 at December 31, 2009 and 2008, respectively.
(b)	Fair value of $355 and $360 at December 31, 2009 and 2008, respectively.
(c)	Includes $1,470 and $881 of residential mortgage loans held for sale measured at fair value at December 31, 2009 and 2008, respectively.
(d)	Includes $26 and $7 of residential mortgage loans measured at fair value at December 31, 2009 and 2008, respectively.
(e)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2009 - 795,068,164 (excludes 6,436,024 treasury shares) and December 31, 2008 - 577,386,612 (excludes 6,040,492 treasury shares).
(f)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at December 31, 2009 and December 31, 2008; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,451 and 44,300 issued and outstanding at December 31, 2009 and December 31, 2008, respectively.
(g)	Includes ten-year warrants initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.

See Notes to Consolidated Financial Statements.

64	Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2009	2008	2007
Interest Income
Interest and fees on loans and leases	$3,934	4,935	5,418
Interest on securities	733	660	590
Interest on other short-term investments	1	13	19
Total interest income	4,668	5,608	6,027
Interest Expense
Interest on deposits	953	1,289	2,007
Interest on other short-term borrowings	43	248	324
Interest on long-term debt	318	557	687
Total interest expense	1,314	2,094	3,018
Net Interest Income	3,354	3,514	3,009
Provision for loan and lease losses	3,543	4,560	628
Net Interest Income (Loss) After Provision for Loan and Lease Losses	(189)	(1,046)	2,381
Noninterest Income
Service charges on deposits	632	641	579
Card and processing revenue	615	912	826
Mortgage banking net revenue	553	199	133
Corporate banking revenue	399	444	367
Investment advisory revenue	299	353	382
Gain on sale of processing business	1,758	-	-
Other noninterest income	479	363	153
Securities gains (losses), net	(10)	(86)	21
Securities gains - non-qualifying hedges on mortgage servicing rights	57	120	6
Total noninterest income	4,782	2,946	2,467
Noninterest Expense
Salaries, wages and incentives	1,339	1,337	1,239
Employee benefits	311	278	278
Net occupancy expense	308	300	269
Card and processing expense	193	274	244
Technology and communications	181	191	169
Equipment expense	123	130	123
Goodwill impairment	-	965	-
Other noninterest expense	1,371	1,089	989
Total noninterest expense	3,826	4,564	3,311
Income (Loss) Before Income Taxes	767	(2,664)	1,537
Applicable income tax expense (benefit)	30	(551)	461
Net Income (Loss)	737	(2,113)	1,076
Dividends on preferred stock	226	67	1
Net Income (Loss) Available to Common Shareholders	$511	(2,180)	1,075
Earnings Per Share	$0.73	(3.91)	1.99
Earnings Per Diluted Share	$0.67	(3.91)	1.98

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp	65

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2006	$1,295	9	1,812	8,317	(179)	(1,232)	10,022
Net income				1,076			1,076
Other comprehensive income					53		53
Comprehensive income							1,129
Cash dividends declared:
Common stock at $1.70 per share				(914)			(914)
Preferred stock				(1)			(1)
Shares acquired for treasury						(1,084)	(1,084)
Stock-based compensation expense			60	1			61
Impact of cumulative effect of change in accounting principle				(98)			(98)
Restricted stock grants			(59)			59	-
Stock-based awards exercised, including treasury shares issued			(39)			86	47
Loans repaid related to the exercise of stock-based awards, net			2				2
Change in corporate tax benefit related to stock-based compensation			2				2
Employee stock ownership through benefit plans				38		(38)	-
Impact of diversification of nonqualified deferred compensation plan				(8)			(8)
Other			1	2			3
Balance at December 31, 2007	1,295	9	1,779	8,413	(126)	(2,209)	9,161
Net loss				(2,113)			(2,113)
Other comprehensive income					224		224
Comprehensive loss							(1,889)
Cash dividends declared:
Common stock at $0.75 per share				(413)			(413)
Preferred stock				(48)			(48)
Dividends on redemption of preferred shares				(19)			(19)
Issuance of preferred shares, Series G		1,072					1,072
Issuance of preferred shares, Series F		3,169	239				3,408
Shares issued in business combinations			(1,071)			1,841	770
Retirement of preferred shares, Series D, E		(9)					(9)
Stock-based compensation expense			56	1			57
Restricted stock grants			(136)			136	-
Stock-based awards exercised, including treasury shares issued			(2)			2	-
Loans repaid related to the exercise of stock-based awards, net			4				4
Change in corporate tax benefit related to stock-based compensation			(16)				(16)
Other			(5)	3		1	(1)
Balance at December 31, 2008	$1,295	4,241	848	5,824	98	(229)	12,077
Net income				737			737
Other comprehensive income					143		143
Comprehensive income							880
Cash dividends declared:
Common stock at $0.04 per share				(29)			(29)
Preferred stock				(220)			(220)
Accretion of preferred dividends, Series F		41		(41)			-
Issuance of common shares	351		635				986
Dividends on exchange of preferred shares, Series G				35			35
Exchange of preferred shares, Series G	133	(674)	272				(269)
Stock-based compensation expense			46	(1)			45
Restricted stock grants			(27)			27	-
Stock-based awards exercised, including treasury shares issued			1			(1)	-
Change in corporate tax benefit related to stock-based compensation			(29)				(29)
Reversal of OTTI				24			24
Other		1	(3)	(3)		2	(3)
Balance at December 31, 2009	$1,779	3,609	1,743	6,326	241	(201)	13,497

See Notes to Consolidated Financial Statements.

66	Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2009	2008	2007
Operating Activities
Net income (loss)	$737	(2,113)	1,076
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan and lease losses	3,543	4,560	628
Depreciation, amortization and accretion	341	8	367
Stock-based compensation expense	45	57	61
Provision (benefit) for deferred income taxes	184	(1,140)	(178)
Realized securities gains	(27)	(41)	(16)
Realized securities gains - non-qualifying hedges on mortgage servicing rights	(64)	(120)	(6)
Realized securities losses	37	127	2
Realized securities losses - non-qualifying hedges on mortgage servicing rights	7	-	-
Provision for mortgage servicing rights	24	207	22
Net losses (gains) on sales of loans	60	(47)	112
Capitalized mortgage servicing rights	(373)	(195)	(207)
Loss on recalculation of the timing of tax benefits on leveraged leases	-	130	-
Impairment charges on goodwill	-	965	-
Loans originated for sale, net of repayments	(22,196)	(11,527)	(13,125)
Proceeds from sales of loans held for sale	21,504	11,273	11,027
Decrease in trading securities	1,000	134	16
Gain on sale of processing business, net of tax	(1,052)	-	-
Dividends representing return on equity method investments	22	13	14
Decrease (increase) in other assets	826	(478)	53
(Decrease) increase in accrued taxes, interest and expenses	(1,200)	925	194
Excess tax benefit related to stock-based compensation	-	-	(4)
Increase (decrease) in other liabilities	376	355	(741)
Net Cash Provided by (Used In) Operating Activities	3,794	3,093	(705)
Investing Activities
Proceeds from sales of available-for-sale securities	3,750	7,226	2,071
Proceeds from calls, paydowns and maturities of available-for-sale securities	117,901	67,883	13,468
Purchases of available-for-sale securities	(126,942)	(76,317)	(15,541)
Proceeds from calls, paydowns and maturities of held-to-maturity securities	3	3	11
Purchases of held-to-maturity securities	-	(11)	(11)
Decrease (increase) in other short-term investments	209	(2,910)	224
Net decrease (increase) in loans and leases	5,497	(6,553)	(6,181)
Proceeds from sales of loans	331	5,216	745
Increase in operating lease equipment	(75)	(142)	(172)
Purchases of bank premises and equipment	(173)	(410)	(459)
Proceeds from disposal of bank premises and equipment	20	34	46
Dividends representing return of equity method investments	9	11	19
Proceeds from sale of processing business	562	-	-
Net cash (paid) acquired in business combinations	(16)	66	(230)
Net Cash Provided by (Used In) Investing Activities	1,076	(5,904)	(6,010)
Financing Activities
Increase (decrease) in core deposits	9,550	(2,820)	2,225
(Decrease) increase in certificates - $100,000 and over, including other foreign office	(4,159)	1,927	2,101
(Decrease) increase in federal funds purchased	(104)	(4,352)	3,006
(Decrease) increase in other short-term borrowings	(8,544)	4,478	1,951
Proceeds from issuance of long-term debt	527	2,157	4,801
Repayment of long-term debt	(3,065)	(2,272)	(5,494)
Purchases of treasury stock	(2)	-	(1,084)
Issuance of common shares	986	-	-
Issuance of preferred shares, Series G, F	-	4,480	-
Exchange of preferred shares, Series G	(269)	-	-
Dividends on exchange of preferred shares, Series G	35	-	-
Payment of cash dividends	(247)	(687)	(898)
Retirement of preferred shares, Series D, E	-	(9)	-
Dividends on redemption of preferred shares, Series D, E	-	(19)	-
Exercise of stock-based awards, net	-	4	49
Excess tax benefit related to stock-based compensation	-	-	4
Other, net	1	3	9
Net Cash (Used In) Provided by Financing Activities	(5,291)	2,890	6,670
(Decrease) Increase in Cash and Due from Banks	(421)	79	(45)
Cash and Due from Banks at Beginning of Year	2,739	2,660	2,705
Cash and Due from Banks at End of Year	$2,318	2,739	2,660
Cash Payments
Interest	$1,416	2,053	2,996
Income taxes	109	416	535

See Notes to Consolidated Financial Statements. Note 2 contains noncash investing and financing activities.

Fifth Third Bancorp	67

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and variable interest entities in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated. Certain prior period data has been reclassified to conform to current period presentation. The Bancorp has evaluated subsequent events through February 26, 2010, the date of issuance of the Consolidated Financial Statements, to determine if either recognition or disclosure of significant events or transactions is required.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income and noninterest income, respectively. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

    Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through accumulated other comprehensive income. For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income.

Loans and Leases

Interest income on loans and leases is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due ninety days or more, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on either the cost recovery or cash basis method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection. Consumer loans and revolving lines of credit for equity lines that have principal and interest payments that have become past due one hundred and twenty days and residential mortgage loans and credit cards that have principal and interest payments that have become past due one hundred and eighty days are charged off to the allowance for loan and lease losses. Commercial loans above a specified threshold are subject to individual review to identify charge-offs. Refer to the Allowance for Loan and Lease Losses section for further discussion.

A loan is accounted for as a troubled debt restructuring if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. The Bancorp measures the impairment loss of a troubled debt restructuring based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original effective yield of the loan. Beginning with the first quarter of 2009, based on published guidance with respect to troubled debt restructurings from certain banking regulators and to conform to general practices within the banking industry, the Bancorp determined it was appropriate to maintain consumer loans modified as part of a troubled debt restructuring on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Management believes this policy is reflective of recent regulatory guidance and provides better comparability to other financial institutions. Troubled debt restructurings on commercial loans remain on nonaccrual status until a six-month payment history is sustained. During the nonaccrual period, troubled debt restructurings on commercial loans are accounted for using the cash basis method, provided that full repayment of principal under the modified terms of the loan is reasonably assured.

68	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Conforming fixed rate residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. The Bancorp has elected to measure residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. All other loans held for sale continue to be valued at the lower of cost or market. For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain loans, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. These fair value marks are recorded to income in mortgage banking net revenue. The Bancorp generally has commitments to sell residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue upon delivery.

Impaired loans and leases are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.

Other Real Estate Owned

Other real estate owned (OREO), which is included in other assets, represents property acquired through foreclosure or other proceedings. OREO is carried at the lower of cost or fair value, less costs to sell. All property is periodically evaluated and decreases in carrying value are recognized as reductions in other noninterest income in the Consolidated Statements of Income.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Bancorp. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical credit loss rates are applied to commercial loans that are not impaired or are impaired, but smaller than an established threshold and thus not subject to individual review. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

Homogenous loans and leases, such as consumer installment, revolving and residential mortgage loans, are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks. Allowances are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category. Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

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

Fifth Third Bancorp	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan Sales and Securitizations

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it may obtain one or more subordinated tranches, servicing rights, interest-only strips, credit recourse, other residual interests and in some cases, a cash reserve account, all of which are considered interests that continue to be held by the Bancorp in the securitized or sold loans. Gains or losses recognized on the sale or securitization of the loans depend in part on the previous carrying amount of the financial assets sold or securitized. At the date of transfer, obtained servicing rights are recorded at fair value and the remaining carrying value of the transferred financial assets is allocated between the assets sold and remaining interests that continue to be held by the Bancorp based on their relative fair values at the date of sale or securitization. See the Accounting and Reporting Developments section of this Note for further discussion on developments in the accounting for transfers of financial assets.

Interests that continue to be held by the Bancorp from securitized or sold loans, excluding servicing rights, are carried at fair value. To obtain fair value of such interests, quoted market prices are used, if available. If quoted prices are not available, the Bancorp calculates fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions, including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gain or loss on sale or securitization of loans is reported as a component of noninterest income in the Consolidated Statements of Income. Adjustments to fair value for interests that continue to be held by the Bancorp classified as available-for-sale securities are included in accumulated other comprehensive income in the Consolidated Balance Sheets or in noninterest income in the Consolidated Statements of Income if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Adjustments to fair value for interests that continue to be held by the Bancorp classified as trading securities are recorded within other noninterest income in the Consolidated Statements of Income.

    Servicing rights resulting from residential mortgage and commercial loan sales are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue and corporate banking revenue, respectively, in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate, the weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed-rate vs. adjustable-rate) and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Bank Premises and Equipment

Bank premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets for book purposes, while accelerated depreciation is used for income tax purposes. Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. The Bancorp tests its long-lived assets for impairment through both a probability-weighted and primary-asset approach whenever events or changes in circumstances dictate. Maintenance, repairs and minor improvements are charged to noninterest expense in the Consolidated Statements of Income as incurred.

Derivative Financial Instruments

The Bancorp accounts for its derivatives as either assets or liabilities measured at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. On the date the Bancorp enters into a derivative contract, the Bancorp designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in fair values are reported in current period net income.

Prior to entering into a hedge transaction, the Bancorp formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions, along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in net income.

Income Taxes

The Bancorp estimates income tax expense based on amounts expected to be owed to the various tax jurisdictions in which the Bancorp conducts business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the

70	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

full year. The estimated income tax expense is recorded in the Consolidated Statements of Income.

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in other assets and accrued taxes, interest and expenses, respectively, in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and reflects enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more-likely-than-not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence to determine whether realization is more-likely-than-not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. For additional information on income taxes, see Note 20.

Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed by dividing adjusted net income available to common shareholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent the assumed conversion of dilutive convertible preferred stock and the exercise of dilutive stock-based awards.

Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the Bancorp’s reporting unit level on an annual basis, which for the Bancorp is September 30, and more frequently if events or circumstances indicate that there may be impairment. The Bancorp has determined that its segments qualify as reporting units under U.S. GAAP. Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value, which is determined through a two-step impairment test. The first step (Step 1) compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step (Step 2) of the goodwill impairment test is performed to measure the impairment loss amount, if any.

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

During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 9 for further information regarding the Bancorp’s goodwill.

Other

Securities and other property held by Fifth Third Investment Advisors, a division of the Bancorp’s banking subsidiary, in a fiduciary or agency capacity are not included in the Consolidated Balance Sheets because such items are not assets of the subsidiaries. Investment advisory revenue in the Consolidated Statements of Income is recognized on the accrual basis. Investment advisory service revenues are recognized monthly based on a fee charged per transaction processed and/or a fee charged on the market value of average account balances associated with individual contracts.

The Bancorp recognizes revenue from its card and processing services on an accrual basis as such services are performed, recording revenues net of certain costs (primarily interchange fees charged by credit card associations) not controlled by the Bancorp.

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

Advertising costs are generally expensed as incurred.

Fifth Third Bancorp	71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting and Reporting Developments

Business Combinations

In December 2007, the FASB issued amended guidance related to accounting for business combinations. The amended guidance retains the fundamental requirement that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. Under the amended guidance, the acquirer is defined as the entity that obtains control of one or more businesses in the business combination with the acquisition date being the date that the acquirer achieves control. The amended guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. The acquirer is generally required to recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. The Bancorp’s adoption of the FASB’s amended guidance for business combinations impacts the accounting and reporting of business combinations for which the acquisition date is on or after January 1, 2009.

Noncontrolling Interests

In December 2007, the FASB issued guidance establishing new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The new guidance also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. The new guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this Update on January 1, 2009 did not have a material impact on the Bancorp’s Consolidated Financial Statements. The Processing Business Sale in June of 2009 was accounted for under this guidance. See Note 18 for further discussion.

Earnings Per Share

In June 2008, the FASB issued guidance stating that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC Topic 260, “Earnings Per Share”. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented has been adjusted retrospectively to conform with the provisions of this guidance.

Other-Than-Temporary Impairment

In April 2009, the FASB issued guidance amending the recognition and measurement guidance related to other-than-temporary impairment (OTTI) for debt securities. This amended guidance requires that an OTTI shall be recognized in earnings if the Bancorp intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Bancorp does not intend to sell the security, and it is not likely that the Bancorp will be required to sell the security before recovery of its cost basis, the amount related to credit losses shall be recognized in earnings, and the fair value adjustment related to all other factors shall be recorded in other comprehensive income, net of applicable taxes. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 and was required to be applied to existing and new investments held by the Bancorp as of the beginning of the interim period in which it was adopted. During 2008, the Bancorp recognized a pre-tax OTTI charge of $37 million ($24 million after tax) on certain bank trust preferred debt securities classified as available-for-sale. In connection with its adoption of this guidance, the Bancorp concluded that the decline in fair value in 2008 and related OTTI on these trust preferred debt securities was due to non-credit related factors. Therefore, upon adoption of this guidance in the second quarter of 2009, the Bancorp recognized an after-tax increase of $24 million to the opening balance of retained earnings and a corresponding decrease to accumulated other comprehensive income.

Determining Fair Value in Markets That Are Not Orderly

In April 2009, the FASB issued guidance on determining fair value in markets that are not orderly. The guidance reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance utilizes a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. The Bancorp’s adoption of this guidance in the second quarter of 2009 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Subsequent Events

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance reflects the principles underpinning previous subsequent event guidance in existing accounting literature and U.S. Auditing Standards (AU) Section 560, “Subsequent Events”, therefore the Bancorp’s adoption of this guidance on June 30, 2009 did not result in changes in the subsequent events that the Bancorp reports either through recognition or disclosure in the Bancorp’s Consolidated Financial Statements.

FASB Accounting Standards Codification

In June 2009, the FASB issued an Accounting Standards Update which amended the FASB Accounting Standards Codification (ASC) for the issuance of Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This Update established the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This Update was

72	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bancorp has incorporated the disclosure requirements of this Update by reference to the ASC in these Notes to the Bancorp’s Consolidated Financial Statements.

Transfers of Financial Assets

In June 2009, the FASB issued guidance amending the accounting for the transfers of financial assets. This amended guidance removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets and measuring gains or losses on the sale of financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. The amended guidance is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited. The Bancorp’s implementation of the amended guidance on January 1, 2010 will impact its structuring of securitizations and other transfers of financial assets, including guaranteed mortgage securitizations, in order to meet the amended sale treatment criteria under the new guidance. In addition, see the discussion below regarding amended guidance on the consolidation of variable interest entities and the impact on the Bancorp’s Consolidated Financial Statements for assets previously transferred to QSPEs.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance amending the accounting for the consolidation of variable interest entities (VIEs). This new guidance amends the methodology for determining the primary beneficiary (and therefore consolidator) of a VIE and will require such assessment to be performed on an ongoing basis. Under this new guidance, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Upon transition, if the Bancorp is required to consolidate a VIE as a result of initial application of the amended guidance, the Bancorp must initially measure the assets, liabilities, and noncontrolling interest of the VIE at their carrying amounts, defined as the amounts at which the assets, liabilities, and noncontrolling interests would have been carried in the Bancorp’s Consolidated Financial Statements when the Bancorp first met the conditions to be the primary beneficiary under the amended guidance. If determining the carrying amounts is not practical, then the Bancorp shall measure the assets, liabilities, and noncontrolling interests of the VIE at fair value on the date the amended guidance first applies. Any difference between the amounts added to the Bancorp’s Consolidated Balance Sheets and the amounts of any previously recognized interests in the newly consolidated entity must be recognized as a cumulative effect adjustment to retained earnings. Due to the concurrent issuance and effective date of the previously discussed amended guidance for the transfers of financial assets and the removal of the QSPE concept, the Bancorp was required to assess all VIEs, including those formed as QSPEs in transfers that occurred prior to January 1, 2010, to determine whether the Bancorp is the primary beneficiary of the entity under the amended guidance. The Bancorp will also be required under the amended guidance to provide additional disclosures about its involvement with VIEs, any significant changes in risk exposure due to that involvement, and how that involvement affects the Bancorp’s Consolidated Financial Statements. The amended guidance is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited.

The Bancorp previously transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly-owned by an independent third party. This QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. In addition, the Bancorp previously sold automobile and home equity loans, isolated through the use of securitization trusts and conduits formed as unconsolidated QSPEs, to facilitate the securitization process. The Bancorp has determined that upon adoption of the amended guidance for the transfers of financial assets and consolidation of VIEs, it is the primary beneficiary of each of these QSPEs and, therefore, is required to consolidate the entities on January 1, 2010. The consolidation of these entities on January 1, 2010 will result in an increase in total assets of approximately $1.3 billion, a negative adjustment of $1 million to accumulated other comprehensive income and a negative cumulative effect adjustment to retained earnings of $76 million. Additionally, the impact of consolidating these entities will not have a material effect on the Bancorp’s regulatory capital ratios.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued an Accounting Standards Update which provides amendments to the Codification for the fair value measurement of liabilities, clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with ASC Topic 820, “Fair Value Measurements and Disclosures”. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period beginning after its issuance. The adoption of the amendments in this Update on October 1, 2009 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Fair Value of Alternative Investments

In September 2009, the FASB issued an Accounting Standards Update applying to certain investments that do not have a readily determinable fair value, commonly referred to as alternative investments. Examples of these investees may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. This Update creates a practical expedient to measure the fair value on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date. Therefore certain attributes, such as restrictions on redemption, and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment if the practical expedient is used. This Update also requires disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees. The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. The adoption of this Update on December 31, 2009 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Fifth Third Bancorp	73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2009	2008	2007
Transfers of portfolio loans to held-for-sale loans	$45	$532	$1,982
Transfers of held-for-sale loans to portfolio loans	47	1,692	782
Transfers of portfolio loans to available-for-sale securities	-	430	-
Transfers of held-for-sale loans to trading securities	136	268	-
Transfers of portfolio loans to trading securities	-	92	-
Transfers of portfolio loans to other real estate owned	377	303	142

Noncash activities from acquisitions:
Fair value of tangible assets acquired	7	4,368	2,446
Goodwill and identifiable intangible assets acquired	13	1,194	297
Contingent consideration	(4)	-	-
Liabilities assumed	-	(4,858)	(2,513)
Common stock issued	-	(770)	-

3. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

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

Under the terms of the transaction, the Bancorp paid $31.00 per First Charter share, or approximately $1.1 billion. Consideration was paid in the form of approximately 70% Fifth Third common stock and 30% cash. First Charter common stock shareholders who received shares of Fifth Third common stock in the merger received 1.7412 shares of Fifth Third common stock for each share of First Charter common stock, resulting in the issuance of 42.9 million shares of Fifth Third common stock. The common stock issued to affect the transaction was valued at $17.80 per share, the average closing price of the Bancorp’s common stock on the five previous trading days ending on the trading day immediately prior to the closing date.

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

R-G Crown

On November 2, 2007, the Bancorp acquired 100% of the outstanding stock of R-G Crown Bank, FSB (Crown) from R&G Financial Corporation (R&G Financial). Crown operated 30 branches in Florida and three in Augusta, Georgia. The acquisition strengthened the Bancorp’s presence in the Greater Orlando and Tampa Bay markets and also expanded its footprint into the Jacksonville, Florida and Augusta, Georgia markets.

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

74	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTRICTIONS ON CASH AND DIVIDENDS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the reserve requirement for the Bancorp was approximately $81 million and $406 million at December 31, 2009 and 2008, respectively. Dividends paid by the Bancorp are subject to various federal and state regulatory limitations. The dividends paid by the Bancorp’s state chartered bank are subject to regulations and limitations prescribed by the appropriate state authority. Under these provisions, the Bancorp’s state chartered bank was unable to pay a dividend at December 31, 2009, and the dividend limitation was $492 million at December 31, 2008. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Based on retained earnings at December 31, 2009 and 2008, the dividend limitation of the Bancorp’s nonbank subsidiaries under these provisions was $87 million and $50 million, respectively.

On December 31, 2008, the Bancorp sold approximately $3.4 billion in senior preferred stock and related warrants to the U.S. Treasury under the terms of the Capital Purchase Program (CPP). The terms include restrictions on common stock dividends, which require the U.S. Treasury’s consent to increase common stock dividends for a period of three years from the date of investment unless the preferred shares are redeemed in whole or the U.S. Treasury has transferred all of the preferred shares to a third party. For the Bancorp, approval from the U.S. Treasury will be required for common stock dividends in excess of $0.15 per share of common stock. In addition, no dividends can be declared or paid on the Bancorp’s common stock unless all accrued and unpaid dividends have been paid on the preferred shares and certain other outstanding securities.

5. SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolio as of December 31:

	2009				2008
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$464	2	(8)	458	186	4	-	190
U.S. Government sponsored agencies	2,143	32	(33)	2,142	1,651	83	(4)	1,730
Obligations of states and political subdivisions	240	3	-	243	323	4	(1)	326
Agency mortgage-backed securities	11,074	315	(7)	11,382	8,529	157	(5)	8,681
Other bonds, notes and debentures	2,541	57	(29)	2,569	613	-	(43)	570
Other securities(a)	1,417	2	-	1,419	1,248	-	(17)	1,231
Total	$17,879	411	(77)	18,213	12,550	248	(70)	12,728
Held-to-maturity:
Obligations of states and political subdivisions	$350	-	-	350	355	-	-	355
Other debt securities	5	-	-	5	5	-	-	5
Total	$355	-	-	355	360	-	-	360
(a)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $551 million and $342 million at December 31, 2009, respectively, and $545 million and $252 million at December 31, 2008, respectively, that are carried at cost, and certain mutual fund holdings and equity security holdings.

For the years ended December 31, 2009, 2008 and 2007, gross realized gains on the sale of available-for-sale securities were $91 million, $161 million and $28 million respectively while gross realized losses were $34 million, $130 million and $1 million, respectively.

At December 31, 2009 and 2008, securities with a fair value of $14.2 billion and $9.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds and for other purposes as required or permitted by law.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2009, by contractual maturity, are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities: (a)
Under 1 year	$1,079	1,081	-	-
1-5 years	1,519	1,560	153	153
5-10 years	2,766	2,773	171	171
Over 10 years	11,098	11,380	31	31
Other securities	1,417	1,419	-	-
Total	$17,879	18,213	355	355
(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

Fifth Third Bancorp	75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2009
U.S. Treasury and Government agencies	$288	(8)	1	-	289	(8)
U.S. Government sponsored agencies	1,024	(15)	347	(18)	1,371	(33)
Obligations of states and political subdivisions	4	-	3	-	7	-
Agency mortgage-backed securities	1,583	(7)	-	-	1,583	(7)
Other bonds, notes and debentures	782	(15)	108	(14)	890	(29)
Other securities	2	-	-	-	2	-
Total	$3,683	(45)	459	(32)	4,142	(77)
2008
U.S. Treasury and Government agencies	$1	-	1	-	2	-
U.S. Government sponsored agencies	367	(4)	-	-	367	(4)
Obligations of states and political subdivisions	5	(1)	3	-	8	(1)
Agency mortgage-backed securities	480	(2)	876	(3)	1,356	(5)
Other bonds, notes and debentures	184	(23)	81	(20)	265	(43)
Other securities	37	(17)	2	-	39	(17)
Total	$1,074	(47)	963	(23)	2,037	(70)

The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios on the basis of both the duration of the decline in value of the security and the severity of that decline, and maintains the intent and ability to hold these securities to the earlier of the recovery of the loss or maturity. At December 31, 2009 and 2008, two percent and 26%, respectively, of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities.

Trading securities were $355 million as of December 31, 2009 compared to $1.2 billion at December 31, 2008. Gross realized gains and losses on trading securities were approximately $1 million and $2 million, respectively, for the year ended December 31, 2009. Gross unrealized losses on trading securities were $8 million and gross unrealized gains were immaterial to the Bancorp for the year ended December 31, 2009. Gross realized gains on trading securities for the year ended December 31, 2008 were $3 million, while gross realized losses as well as gross unrealized gains and losses were immaterial to the Bancorp. Gross realized and unrealized gains and losses on trading securities were immaterial to the Bancorp for the year ended December 31, 2007.

Other-Than-Temporary Impairments (OTTI)

If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Bancorp must determine whether an OTTI has occurred. Under U.S. GAAP, the recognition and measurement requirements related to OTTI differ for debt and equity securities. See Note 1 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s accounting for OTTI.

During 2008, the Bancorp recognized a pre-tax OTTI charge of $67 million on FHLMC and FNMA preferred stock included in other securities as well as a pre-tax OTTI charge of $37 million on certain bank trust preferred securities classified as available-for-sale. Upon a change in U.S. GAAP in 2009, the Bancorp concluded that the OTTI charges on the trust preferred securities were due to non-credit related factors. Therefore, the Bancorp recognized an increase of $37 million to the investment balance and related unrealized losses. During the year ended December 31, 2009, OTTI recognized on available-for-sale or held-to-maturity securities was immaterial to the Bancorp’s consolidated financial statements.

76	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table provides a summary of the total loans and leases classified by primary purpose as of December 31:

($ in millions)	2009	2008
Loans and leases held for sale:
Commercial loans	$4	23
Commercial mortgage loans	134	229
Commercial construction loans	87	221
Residential mortgage loans	1,811	906
Other consumer loans and leases	31	73
Total loans and leases held for sale	$2,067	1,452
Portfolio loans and leases:
Commercial loans	$25,683	29,197
Commercial mortgage loans	11,803	12,502
Commercial construction loans	3,784	5,114
Commercial leases	3,535	3,666
Total commercial loans and leases	44,805	50,479
Residential mortgage loans	8,035	9,385
Home equity	12,174	12,752
Automobile loans	8,995	8,594
Credit card	1,990	1,811
Other consumer loans and leases	780	1,122
Total consumer loans and leases	31,974	33,664
Total portfolio loans and leases	$76,779	84,143

Total portfolio loans and leases were recorded net of unearned income, which totaled $1.2 billion and $1.4 billion as of December 31, 2009 and 2008, respectively. Additionally, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) were $242 million and $421 million as of December 31, 2009 and 2008, respectively.

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the United States. The Bancorp’s commercial loan portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to ensure they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. In 2009, approximately $20 million of interest income was recognized on a cash basis for loans on nonaccrual compared to approximately $10 million in 2008.

Transactions in the allowance for loan and lease losses for the years ended December 31:

($ in millions)	2009	2008	2007
Balance at January 1	$2,787	937	771
Losses charged off	(2,719)	(2,791)	(544)
Recoveries of losses previously charged off	138	81	82
Provision for loan and lease losses	3,543	4,560	628
Balance at December 31	$3,749	2,787	937

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. The balance of these impaired loans and related valuation allowance were as follows:

	2009		2008		2007
($ in millions)	Loan Balance	Allowance	Loan Balance	Allowance	Loan Balance	Allowance
Impaired loans with allowance	$1,468	$510	1,222	534	306	118
Impaired loans without allowance	214	-	270	-	188	-
Total impaired loans	$1,682	$510	1,492	534	494	118
Average impaired loans	$1,053		822		280

The following table summarizes the Bancorp’s nonperforming and delinquent loans included in the Bancorp’s portfolio of loans and leases as of December 31:

($ in millions)	2009	2008
Nonaccrual loans and leases	$2,642	1,696
Restructured nonaccrual loans and leases (a)	305	80
Total nonperforming loans and leases	2,947	1,776
Repossessed personal property and other real estate owned	297	230
Total nonperforming assets (b)	$3,244	2,006
Total 90 days past due loans and leases	$567	662
(a)	Represents loans modified as part of a troubled debt restructuring. During 2009, the Bancorp modified its consumer nonaccrual policy to exclude troubled debt restructured loans that were less than 90 days past due because they were performing in accordance with the restructured terms. For comparability purposes, December 31, 2008 was adjusted to reflect this reclassification.
(b)	Does not include $224 million and $473 million of nonaccrual loans held for sale at December 31, 2009 and 2008, respectively, which are held at the lower of cost or market value and not included in the allowance for loan and lease losses.

Fifth Third Bancorp	77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As shown previously, the Bancorp engages in commercial and consumer lease products primarily related to the financing of commercial equipment and automobiles. The Bancorp had $3.2 billion of direct financing leases and $2.0 billion of leveraged leases at December 31, 2009 compared to $3.4 billion and $2.4 billion, respectively, at December 31, 2008.

Pre-tax income from leveraged leases for 2009 was $57 million compared to a pre-tax loss in 2008 of $97 million and pre-tax income in 2007 of $47 million. The tax effect of this income was an expense of $10 million in 2009, a tax benefit of $37 million in 2008 and tax expense of $18 million in 2007.

The components of the investment in lease financing at December 31:

($ in millions)	2009	2008
Rentals receivable, net of principal and interest on nonrecourse debt	$4,174	4,415
Estimated residual value of leased assets	1,028	1,381
Initial direct cost, net of amortization	19	24
Gross investment in lease financing	5,221	5,820
Unearned income	(1,186)	(1,384)
Net investment in lease financing	$4,035	4,436

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $1 million in residual value write-downs related to consumer automobile leases and $4 million on commercial leases for the year ended December 31, 2009 compared to $3 million in residual value write-downs related to consumer automobile leases for the year ended December 31, 2008. In 2008, residual value write-downs on commercial leases were immaterial to the Bancorp. At December 31, 2009, the minimum future lease payments receivable for each of the years 2010 through 2014 was $1.1 billion, $1.1 billion, $.8 billion, $.5 billion and $.6 billion, respectively.

7. LOANS WITH DETERIORATED CREDIT QUALITY ACQUIRED IN A TRANSFER

In 2008 and 2007, the Bancorp acquired certain loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loans were evaluated either individually or segregated into pools based on common risk characteristics and accounted for under U.S. GAAP guidance for loans acquired with deteriorated credit quality. U.S. GAAP requires acquired loans to be recorded at their initial fair value and prohibits carrying over valuation allowances when applying purchase accounting. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality. During the years ended December 31, 2009 and 2008, the Bancorp recorded provision expense for loans acquired with deteriorated credit quality of $21 million and $35 million, respectively, in the Consolidated Statements of Income. For the year ended December 31, 2007, there was no provision expense recorded for these loans. In addition, as of December 31, 2009 and 2008, the Bancorp maintained an allowance for loan and lease losses of $21 million and $6 million, respectively, on these loans.

The following table reflects the outstanding balance of all contractually required payments and carrying amounts of loans acquired with deteriorated credit quality at December 31:

($ in millions)	2009	2008
Commercial	$158	224
Consumer	58	87
Outstanding balance	$216	311
Carrying amount	$71	106

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

($ in millions)	Accretable Yield
Balance as of December 31, 2006	$-
Additions	8
Accretion	(2)
Reclassifications from (to) nonaccretable difference	-
Balance as of December 31, 2007	$6
Additions	24
Accretion	(15)
Reclassifications from (to) nonaccretable difference	13
Balance as of December 31, 2008	$28
Additions	-
Accretion	(6)
Reclassifications from (to) nonaccretable difference	(13)
Balance as of December 31, 2009	$9

The following table reflects loans that were acquired with deteriorated credit quality during 2009 and 2008:

($ in millions)	2009	2008
Contractually required payments receivable at acquisition:
Commercial	$-	182
Consumer	-	34
Total	$-	216
Cash flows expected to be collected at acquisition	$-	90
Fair value of acquired loans at acquisition	-	66

78	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2009	2008
Land and improvements		$748	743
Buildings	5 to 50 yrs.	1,539	1,518
Equipment	3 to 20 yrs.	1,354	1,317
Leasehold improvements	3 to 40 yrs.	401	378
Construction in progress		105	120
Accumulated depreciation and amortization		(1,747)	(1,582)
Total		$2,400	2,494

    Depreciation and amortization expense related to bank premises and equipment was $227 million in 2009, $218 million in 2008 and $205 million in 2007.

    Occupancy expense for cancelable and noncancelable leases was $102 million for 2009, $98 million for 2008 and $85 million for 2007. Occupancy expense has been reduced by rental income from leased premises of $16 million in 2009, $13 million in 2008 and $12 million in 2007.

    The Bancorp’s subsidiaries have entered into a number of noncancelable and capital lease agreements with respect to bank premises and equipment. The following table provides the future minimum payments under capital leases and non-cancelable operating leases with terms greater than one year at December 31, 2009:

($ in millions)	Operating Leases	Capital Leases
Year ended December 31,
2010	$91	16
2011	86	15
2012	82	14
2013	78	4
2014	72	0
Thereafter	497	1
Total minimum lease payments	$906	50
Amounts representing interest	-	5
Present value of net minimum lease payments	-	45

9. GOODWILL

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. Changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2009 and 2008 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Processing Solutions (a)	Total
Balance as of December 31, 2007	$995	950	182	138	205	2,470
Acquisition activity	369	707	33	10	-	1,119
Impairment	(750)	-	(215)	-	-	(965)
Balance as of December 31, 2008	614	1,657	-	148	205	2,624
Acquisition activity	(1)	(1)	-	-	7	5
Sale of Processing Business	-	-	-	-	(212)	(212)
Balanceas of December 31, 2009	$613	1,656	-	148	-	2,417

(a) As a result of the Processing Business Sale on June 30, 2009, Processing Solutions is no longer a segment of the Bancorp.

The Bancorp completed its annual goodwill impairment test as of September 30, 2009 and determined that no impairment existed. The Bancorp evaluates goodwill at the segment level for impairment. In Step 1 of the goodwill impairment test, the Bancorp compared the fair value of each reporting unit to its carrying amount, including goodwill. To determine the fair value of a reporting unit, the Bancorp employed an income-based approach utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. The Bancorp believes that this discounted cash flows (DCF) method, using management projections for the respective reporting units and an appropriate risk adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. Under the DCF method, the forecasted cash flows were developed for each reporting unit by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at three percent based on the Bancorp’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation. Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates used to develop the estimated fair value of the reporting units ranged from 17.0% to 18.4%. Based on the results of the Step 1 test, the Bancorp determined that the fair value of the Commercial Banking, Branch Banking, and Investment

Fifth Third Bancorp	79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advisors reporting units exceeded their respective carrying values, and consequently no further testing was required.

    On June 30, 2009, the Bancorp completed the Processing Business Sale, which resulted in a $212 million reduction of goodwill for the Bancorp. See Note 18 for further information regarding the Processing Business Sale.

    On June 6, 2008, the Bancorp acquired First Charter, which resulted in the recognition of $1.1 billion of goodwill.

    During the fourth quarter of 2008, the Bancorp determined that the fair value of certain reporting units had more-likely- than-

    not decreased below their carrying values and therefore an interim impairment test was performed as of December 31, 2008. The Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of December 31, 2009 and 2008.

10. INTANGIBLE ASSETS

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at December 31, 2009 of 2.8 years. The

Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 11. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2009:
Mortgage servicing rights	$1,987	(1,008)	(280)	699
Core deposit intangibles	487	(397)	-	90
Other consumer and commercial servicing rights	12	(11)	-	1
Other	53	(37)	-	16
Total intangible assets	$2,539	(1,453)	(280)	806
As of December 31, 2008:
Mortgage servicing rights	$1,614	(862)	(256)	496
Core deposit intangibles	487	(346)	-	141
Other consumer and commercial servicing rights	13	(10)	-	3
Other	61	(34)	-	27
Total intangible assets	$2,175	(1,252)	(256)	667

As of December 31, 2009, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the years ending December 31, 2009, 2008 and 2007 was $204 million, $164 million and $135 million respectively. Estimated amortization expense, including servicing rights, for the years ending December 31, 2010 through 2014 is as follows:

($ in millions)
2010	$239
2011	178
2012	130
2013	103
2014	80

11. SALES OF RECEIVABLES AND SERVICING RIGHTS

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

For the years ended December 31, 2009, 2008 and 2007, the Bancorp recognized gains of $485 million, $260 million and $79 million, respectively, on residential mortgage loan sales activity of $20.6 billion, $11.5 billion and $10.1 billion, respectively. Additionally, the Bancorp recognized $197 million, $164 million and $145 million in servicing fees on residential mortgages for the years ended December 31, 2009, 2008 and 2007, respectively. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Consolidated Statements of Income. Refer to Note 16 for further information on residential mortgage loans sold with recourse.

Automobile Loan Securitizations

During 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions, recognizing gains of $15 million, offset by $26 million in losses on related hedges. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process. The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. During 2008 and 2009, required repurchases of previously transferred automobile loans from the QSPE were immaterial to the Bancorp’s Consolidated Financial Statements.

In each of these sales, the Bancorp obtained servicing responsibilities, but no servicing asset or liability was recorded as the market based servicing fee was considered adequate compensation. For the years ended December 31, 2009 and 2008, the Bancorp recognized $8 million and $9 million, respectively, of servicing fees on these automobile loans. The servicing fees are included in other noninterest income in the Consolidated Statements of Income.

As of December 31, 2009 and 2008, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities

80	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

totaling $63 million and $51 million, respectively, and residual interests totaling $98 million and $124 million, respectively. These retained interests are included in available-for-sale securities in the Consolidated Balance Sheets. During the years ended December 31, 2009 and 2008, the Bancorp received cash flows of $4 million and $3 million, respectively, from the asset-backed securities and $34 million and $37 million, respectively, from the residual interests. The asset-backed securities are measured at fair value using quoted market prices for similar assets. The residual interests are measured at fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions, which are further discussed later in this footnote.

Commercial Loan Sales to a QSPE

During 2008, the Bancorp transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The transfers of loans to the QSPE were accounted for as sales. The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp did not transfer any new loans to the QSPE during 2009.

For the years ended December 31, 2009 and 2008, the Bancorp collected $6 million and $13 million, respectively, in servicing fees from the QSPE. For the year ended December 31, 2008, the Bancorp collected $334 million in net cash proceeds from loan transfers to the QSPE. Refer to Note 16 for further discussion on the liquidity support and credit enhancement provided by the Bancorp to this QSPE.

Servicing Assets & Residual Interests

As of December 31, 2009 and 2008, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the years ended December 31, 2009 and 2008 were as follows:

	Rate	December 31, 2009				December 31, 2008
		Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.6	12.0%	9.8%	N/A	5.9	19.2%	9.7%	N/A
Servicing assets	Adjustable	2.7	35.5	10.8	N/A	2.7	30.8	14.5	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2009 and 2008, the Bancorp serviced $48.6 billion and $40.4 billion, respectively, of residential mortgage loans for other investors.

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At December 31, 2009, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
				Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$667	5.3	16.1%	$34	65	10.4%	$24	46	-%	$-	-
Servicing assets	Adjustable	32	3.3	24.1	2	4	11.2	1	2	-	-	-
Automobile loans:
Residual interest	Fixed	102	1.6	27.4	1	2	11.4	3	5	2.1	1	3

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

Fifth Third Bancorp	81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the servicing asset related to residential mortgage loans for the years ended December 31:

($ in millions)	2009	2008
Carrying amount as of the beginning of period	$752	662
Servicing obligations that result from transfer of residential mortgage loans	373	196
Acquisitions	-	1
Amortization	(146)	(107)
Carrying amount before valuation allowance	979	752
Valuation allowance for servicing assets:
Beginning balance	(256)	(49)
Servicing impairment	(24)	(207)
Ending balance	(280)	(256)
Carrying amount as of the end of the period	$699	496

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the years ended December 31:

($ in millions)	2009	2008
Fixed rate residential mortgage loans:
Fair value at beginning of period	$458	$565
Fair value at end of period	667	458
Adjustable rate residential mortgage loans:
Fair value at beginning of period	38	50
Fair value at end of period	32	38

During 2009, 2008 and 2007, the Bancorp recognized net gains of $57 million, $120 million and $6 million, respectively, which were classified as securities gains in noninterest income, related to sales of available-for-sale securities purchased to economically hedge the MSR portfolio. During 2009, 2008 and 2007, the Bancorp recognized net gains of $41 million, $89 million and $23 million, respectively, classified as mortgage banking net revenue in noninterest income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

As of December 31, 2009 and December 31, 2008, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $114 million and $218 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $24 million and $77 million, respectively. Also as of December 31, 2009 and December 31, 2008, the outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $8.6 billion and $8.5 billion, respectively. As of December 31, 2009, and December 31, 2008, the available-for-sale securities portfolio included $449 million and $1.1 billion, respectively, of securities related to the non-qualifying hedging strategy.

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in the unconsolidated QSPEs as of and for the years ended December 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2009	2008	2009	2008	2009	2008
Commercial loans	$26,458	31,163	$118	76	$718	649
Commercial mortgage	11,936	12,952	59	136	422	613
Commercial construction loans	3,921	5,477	16	74	417	749
Commercial leases	3,535	3,666	4	4	8	(1)
Residential mortgage loans	9,795	9,946	189	198	355	242
Home equity loans	12,437	13,025	100	98	325	207
Automobile loans	10,226	10,539	18	22	156	141
Other consumer loans and leases	2,802	3,007	65	57	190	118
Total loans and leases managed and securitized (a)	$81,110	89,775	$569	665	$2,591	2,718
Less:
Automobile loans securitized	$1,230	1,946
Home equity loans securitized	263	273
Residential mortgage loans securitized	-	18
Commercial loans sold to unconsolidated QSPE	771	1,943
Loans held for sale	2,067	1,452
Total portfolio loans and leases	$76,779	84,143
(a)	Excluding securitized assets that the Bancorp continues to service, but has no other continuing involvement.

82	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. DERIVATIVES

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

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps) for the benefit of commercial customers. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Bancorp minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. For the years ended December 31, 2009 and 2008, valuation adjustments related to the credit risk associated with certain counterparties of customer accommodation derivative contracts negatively impacted their fair value by $3 million and $31 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. As of December 31, 2009 and 2008, the Bancorp’s derivative liabilities consisted primarily of liabilities with counterparties that require collateral to be maintained to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value at year end are reported in other assets in the Consolidated Balance Sheets. Derivative instruments with a negative fair value at year end are reported in other liabilities in the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts.

Fifth Third Bancorp	83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of December 31:

	2009			2008
		Fair value			Fair value
($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$5,155	$275	$-	5,430	823	-
Interest rate swaps related to time deposits	771	-	6	1,575	-	19
Total fair value hedges		275	6		823	19
Cash flow hedges:
Interest rate floors related to commercial loans	1,500	162	-	1,500	216	-
Interest rate swaps related to commercial loans	3,500	33	-	3,000	-	22
Interest rate caps related to long-term debt	2,750	44	-	1,750	1	-
Total cash flow hedges		239	-		217	22
Total derivatives designated as qualifying hedging instruments		514	6		1,040	41
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives – risk management and other business purposes:
Derivative instruments related to MSR portfolio	8,592	114	24	8,533	218	77
Derivative instruments related to held for sale mortgage loans	3,633	33	2	5,817	6	42
Derivative instruments related to interest rate risk	410	4	2	886	5	4
Foreign exchange contracts	-	-	-	176	1	2
Put options associated with the Processing Business Sale	667	-	9	-	-	-
Stock warrants associated with the Processing Business Sale	152	75	-	-	-	-
Swap associated with the sale of Visa, Inc. Class B shares	522	-	55	-	-	-
Total free-standing derivatives – risk management and other business purposes		226	92		230	125
Free-standing derivatives – customer accommodation:
Interest rate contracts for customers	28,628	719	753	31,731	1,228	1,257
Interest rate lock commitments	1,489	3	8	3,792	24	2
Commodity contracts for customers	805	63	58	949	167	156
Foreign exchange contracts for customers	10,997	206	169	13,167	534	478
Derivative instruments related to equity linked CDs	113	2	2	114	2	2
Total free-standing derivatives – customer accommodation		993	990		1,955	1,895
Total derivatives not designated as qualifying hedging instruments		1,219	1,082		2,185	2,020
Total		1,733	1,088		3,225	2,061

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the years ended December 31, 2009 and 2008, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Consolidated Statements of Income.

During 2006, the Bancorp terminated certain interest rate swaps designated as fair value hedges of long-term debt. The amount equal to the cumulative fair value adjustment to the hedged items at the date of termination is amortized as an adjustment to interest expense over the remaining term of the long-term debt. During 2009, the term of the related debt expired, and amortization of net deferred losses on these terminated fair value hedges for the year ended December 31, 2009 was immaterial to the Bancorp’s Consolidated Statements of Income. For the years ended December 31, 2008 and 2007, $6 million and $11 million, respectively, in deferred losses, net of tax, on the terminated fair value hedges was amortized into interest expense.

84	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items, included in the Consolidated Statements of Income:

For the year ended December 31, ($ in millions)	Consolidated Statements of Income Caption	2009	2008	2007
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	($548)	(776)	105
Change in fair value of hedged long-term debt	Interest on long-term debt	538	765	(109)
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	4	(19)	-
Change in fair value of hedged time deposits	Interest on deposits	(3)	19	-

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2009, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of December 31, 2009, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows related to the forecasted issuance of floating rate debt is 39 months.

Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively. As of December 31, 2009 and 2008, $105 million and $88 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income. As of December 31, 2009, $73 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the years ended December 31, 2009 and 2008, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur. During the year ended December 31, 2007, $22 million of losses were reclassified into earnings as it was determined that the original forecasted transaction was no longer probable of occurring by the end of the originally specified time period or within the additional period of time as defined in U.S. GAAP.

The following table presents the net gains recorded in the Consolidated Statements of Income and accumulated other comprehensive income relating to derivative instruments designated as cash flow hedges. Included in the ineffectiveness for the year ended December 31, 2007 are certain terminated interest rate swaps previously designated as cash flow hedges.

For the year ended December 31: ($ in millions)	Amount of gain recognized in OCI			Amount of gain reclassified from OCI into net interest income			Amount of ineffectiveness recognized in other noninterest income
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Interest rate contracts	$75	100	42	49	3	1	(1)	1	(21)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts. The Bancorp does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment. Revaluation gains and losses on these foreign currency derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income, as are revaluation gains and losses on foreign denominated loans.

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

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The Bancorp may also enter into forward swaps to economically hedge the change in fair value of certain commercial mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on residential mortgage loan commitments that will be held for sale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Consolidated Statements of Income.

Additionally, the Bancorp may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate and prepayment volatility. The gains and losses on these derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income.

In conjunction with the Processing Business Sale in 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. Refer to Note 27 for further discussion of significant inputs and assumptions used in the valuation of these instruments.

Fifth Third Bancorp	85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the sale of its Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 27 of the Notes to Consolidated Financial

Statements for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the year ended December 31, ($ in millions)	Consolidated Statements of Income Caption	2009	2008	2007
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$ -	(8)	(6)
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	55	(17)	(8)
Derivative instruments related to MSR portfolio	Mortgage banking net revenue	41	89	23
Derivative instruments related to interest rate risk	Other noninterest income	3	1	(1)
Foreign exchange contracts:
Foreign exchange contracts	Other noninterest income	(10)	29	(19)
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	13	-	-
Put options associated with Processing Business Sale	Other noninterest income	5	-	-
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(2)	-	-

Free-Standing Derivative Instruments – Customer Accommodation

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Bancorp’s Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue in the Consolidated Statements of Income.

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2009 and December 31,

2008, the total notional amount of the risk participation agreements was approximately $810 million and $1.0 billion, respectively, and the fair value for each period was a liability of $2 million, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of December 31, 2009, approximately $519 million in notional amount of the risk participation agreements were classified average or better; approximately $271 million were classified as watch-list or special mention; and approximately $20 million were classified as substandard. As of December 31, 2009, the risk participation agreements had an average life of approximately 2.1 years.

The Bancorp previously offered its customers an equity-linked certificate of deposit that had a return linked to equity indices. Under U.S. GAAP, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp entered into offsetting derivative contracts to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and the derivative contract entered into by the Bancorp are recorded as free-standing derivatives and recorded at fair value with offsetting gains and losses recognized within noninterest income in the Consolidated Statements of Income.

86	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the year ended December 31, ($ in millions)	Consolidated Statements of Income Caption	2009	2008	2007
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$21	50	52
Interest rate contracts for customers (credit losses)	Other noninterest expense	(33)	(5)	-
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(7)	(27)	-
Interest rate lock commitments	Mortgage banking net revenue	129	54	3
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	6	7	2
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	2	(3)	-
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	76	106	60
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	2	(7)	-

13. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2009	2008
Bank owned life insurance	$1,763	1,777
Derivative instruments	1,733	3,225
Partnership investments	1,179	1,121
Accounts receivable and drafts-in-process	892	1,188
Investment in FTPS Holding, LLC	521	-
Accrued interest receivable	417	478
Other real estate owned	297	231
Prepaid expenses	282	84
Income tax receivable	98	488
Deferred tax asset	26	301
Deposit with IRS	-	1,007
Other	343	212
Total	$7,551	10,112

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. The Bancorp invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. Therefore, the Bancorp’s BOLI policies are intended to be long-term investments to provide funding for future payment of long-term liabilities. The Bancorp records these BOLI policies within other assets in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recognized in other noninterest income in the Consolidated Statements of Income.

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During 2008 and 2009, the value of the investments underlying one of the Bancorp’s BOLI policies continued to decline due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the cash surrender value to decline further beyond the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Bancorp recorded charges totaling $10 million and $215 million during 2009 and 2008, respectively, to reflect declines in the policy’s cash surrender value. The cash surrender value of this BOLI policy was $237 million and $291 million at December 31, 2009 and 2008, respectively.

During 2009, the Bancorp notified the related insurance carrier of its intent to surrender this BOLI policy. Due to the fact the Bancorp has not yet decided the manner in which it will surrender the policy, which may impact the cash surrender value protection, and because of ongoing developments in existing litigation with the insurance carrier, the Bancorp recognized charges of $43 million in 2009 to fully reserve for the potential loss of the cash surrender value protection associated with the policy. In addition, the Bancorp recognized tax benefits of $106 million in 2009 related to losses recorded in prior periods on this policy that are now expected to be tax deductible.

The Bancorp incorporates the utilization of derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers. For further information on derivative instruments, see Note 12.

Fifth Third Community Development Corporation (CDC), a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually limited partnerships, and CDC serves as a limited partner. The developers are the general partners that oversee the day-to-day operations of the entity. The Bancorp has determined that these entities are VIEs and the Bancorp’s investments represent variable interests. The Bancorp has also determined it is not the primary beneficiary of the VIEs because the general partners are more closely associated to the VIEs and will absorb the majority of the VIEs’ expected losses. Therefore, the Bancorp accounts for these investments using the equity method of accounting. These investments, including the unfunded commitment amounts, had carrying values of $1.1 billion and $1.0 billion as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the

Fifth Third Bancorp	87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability related to the unfunded commitments was $235 million and $302 million, respectively, and was included in other liabilities in the Consolidated Balance Sheets. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments.

On June 30, 2009, the Bancorp sold an approximate 51% interest in its Processing Business to Advent International (Advent). The resulting new company was named FTPS Holding, LLC (FTPS). The Bancorp’s remaining approximate 49% ownership in FTPS is accounted for under the equity method of accounting. For further information on FTPS, see Notes 18 and 19.

Included in prepaid expenses at December 31, 2009 was prepaid FDIC insurance totaling $223 million. Due to the increased frequency of bank failures during 2009, the Federal Deposit Insurance Corporation (FDIC) deposit insurance fund used a significant amount of its liquid assets to protect depositors of failed institutions. The FDIC’s projections of the fund’s liquidity position in 2010 and 2011 indicate liquidity needs could significantly exceed liquid assets on hand. Consequently, the FDIC Board voted to require insured depository institutions to prepay an estimated amount of deposit insurance premiums by December 30, 2009 to replenish the deposit insurance fund.

As of December 31, 2008, other assets included a deposit of approximately $1.0 billion with the IRS pertaining to Internal Revenue Code section 6603 for taxes associated with the leveraged lease portfolio. The deposit enabled the Bancorp to stop the accrual of interest, to the extent of the deposit, on the disputed taxes. During 2009, the Bancorp reached an agreement with the IRS to settle all of the Bancorp’s disputed leveraged leases for all open years. As a result of this settlement agreement, $750 million of the Bancorp’s deposit balance was applied against outstanding tax and interest, and the remaining balance was subsequently returned to the Bancorp in April of 2009.

14. SHORT-TERM BORROWINGS

Borrowings with original maturities of one year or less are classified as short term, and include federal funds purchased and other short-term borrowings. Federal funds purchased are excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings include securities sold under repurchase agreements, FHLB advances and other borrowings with original maturities of one year or less.

The Bancorp had no outstanding balance under the Federal Reserve Bank’s Term Auction Facility funds (TAF) at December 31, 2009. There were $5.0 billion of TAF borrowings outstanding at December 31, 2008.

A summary of short-term borrowings and weighted-average rates follows:

	2009		2008
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$182	0.11%	$287.18%
Other short-term borrowings	1,415	0.16	9,959	1.42
Average for the years ended December 31:
Federal funds purchased	$517	0.20%	$2,975	2.34%
Other short-term borrowings	6,463	0.64	7,785	2.29
Maximum month-end balance:
Federal funds purchased	$1,160		$6,233
Other short-term borrowings	11,076		13,864

88	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2009	2008
Parent Company
Senior:
Fixed-rate notes	2013	6.25%	$785	801
Extendable notes			-	31
Subordinated(b):
Floating-rate notes	2016	0.67%	250	250
Fixed-rate notes	2017	5.45%	572	588
Fixed-rate notes	2018	4.50%	533	572
Fixed-rate notes	2038	8.25%	1,024	1,326
Junior subordinated (a):
Fixed-rate notes (c)	2067	6.50%	750	750
Fixed-rate notes (c)	2067	7.25%	606	639
Fixed-rate notes (c)	2067	7.25%	886	942
Fixed-rate notes (c)	2068	8.88%	389	427
Subsidiaries
Senior:
Fixed-rate bank notes	2010	4.20%	804	1,137
Floating-rate bank notes	2013	0.38%	500	500
Extendable bank notes			-	1,197
Subordinated(b):
Fixed-rate bank notes	2015	4.75%	544	573
Junior subordinated(a):
Floating-rate bank notes	2032 - 2033	3.35% - 4.26%	52	52
Floating-rate debentures	2033 - 2034	3.04% - 3.15%	67	67
Floating-rate debentures	2035	1.67% - 1.94%	62	49
Federal Home Loan Bank advances	2010 - 2037	0% - 8.34%	2,564	3,565
Other	2010 - 2032	Varies	119	119
Total			$10,507	13,585
(a)	Qualify as Tier I capital for regulatory capital purposes.
(b)	Qualify as Tier II capital for regulatory capital purposes.
(c)	Future periods of debt are floating.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. Contractually obligated payments for long-term debt as of December 31, 2009 are due over the following periods: $815 million in 2010; $14 million in 2011, $1.0 billion in 2012, $1.8 billion in 2013, $35 million in 2014 and $6.8 billion after 2014. At December 31, 2009 the Bancorp had outstanding principal balances of $10.2 billion, discounts and premiums of negative $15 million and additions for mark-to-market adjustments on its hedged debt of $272 million. At December 31, 2008, the Bancorp had outstanding principal balances of $12.8 billion, discounts and premiums of negative $16 million and additions for mark-to-market adjustments on its hedged debt of $813 million.

Parent Company Long-Term Borrowings

In April 2008, the Bancorp issued $750 million of senior notes to third party investors. The senior notes bear a fixed rate of interest of 6.25% per annum. The Bancorp entered into interest rate swaps to convert $675 million to floating rate and, at December 31, 2009, paid a rate of 2.69%. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on May 1, 2013. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity.

Senior extendable notes totaling $31 million matured on April 23, 2009.

The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bp. The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate, which was 0.70% and 0.47%, respectively, at December 31, 2009. Of the $1 billion in 8.25% subordinated fixed rate notes due in 2038, approximately $705 million were subsequently hedged to floating and paid a rate of 3.31% at December 31, 2009.

The 6.50% junior subordinated notes due in 2067 pay a fixed

rate of 6.50% until 2017, then convert to a floating rate at three-month LIBOR plus 137 bp until 2047. Thereafter, the notes pay a floating rate at one-month LIBOR plus 237 bp. The junior subordinated notes due in 2067, with a carrying amount of $606 million and an outstanding principal balance of $575 million at December 31, 2009, pay a fixed rate of 7.25% until 2057, then convert to a floating rate at three-month LIBOR plus 257 bp. The Bancorp entered into interest rate swaps to convert $500 million of the fixed-rate debt into a floating rate. At December 31, 2009, the weighted-average rate paid on these swaps was 1.00%. The 7.25% junior subordinated notes due in 2067, with a current carrying amount of $886 million and an outstanding principal balance of $863 million at December 31, 2009, pay a fixed rate of 7.25% until 2057, then convert to a floating rate at three-month LIBOR plus 303 bp thereafter. The Bancorp entered into interest rate swaps to convert $700 million of the fixed-rate debt into a floating rate. At December 31, 2009, the weighted-average rate paid on the swaps was 1.42%. The obligations were issued to Fifth Third Capital Trusts IV, V and VI, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under the trust preferred securities issued by Fifth Third Capital Trusts IV, V and VI. In addition, the Bancorp entered into replacement capital covenants for the benefit of holders of long-term debt senior to the junior subordinated notes that limits, subject to certain restrictions, the Bancorp’s ability to redeem the junior subordinated notes prior to their scheduled maturity.

The 8.88% junior subordinated notes due in 2068, with a current carrying value of $389 million and an outstanding principal balance of $400 million at December 31, 2009, pay a fixed rate until 2058, then convert to floating rate at three month LIBOR plus 500 bp. The Bancorp entered into an interest rate swap to convert $275 million of the fixed rate debt into a floating rate. At December 31, 2009, the rate paid on the swap was 3.53%. The obligations were issued by Fifth Third Capital Trust VII. The

Fifth Third Bancorp	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations under the trust preferred securities. The junior subordinated notes may be redeemed at the option of the Bancorp on or after May 15, 2013, or in certain other limited circumstances, at a redemption price of 100% of the principal amount plus accrued but unpaid interest. All redemptions are subject to certain conditions and generally require approval by the Federal Reserve Board.

Subsidiary Long-Term Borrowings

The senior fixed-rate bank notes with a carrying value of $804 million mature in 2010. The Bancorp entered into an interest rate swap to convert this fixed-rate debt into floating rate. At December 31, 2009, the rate paid on this swap was 0.31%. In April of 2009, the Bancorp repaid $275 million in senior fixed rate bank notes maturing in 2019.

The senior floating-rate bank notes due in 2013 pay a floating rate at three-month LIBOR plus 11 bp.

Senior extendable notes totaling $400 million and $797 million matured on April 27, 2009

For the subordinated fixed-rate bank notes due in 2015, the Bancorp entered into interest rate swaps to convert the fixed-rate debt into floating rate. At December 31, 2009, the weighted-average rate paid on the swaps was 0.38%.

The junior subordinated floating-rate bank notes due in 2032 and 2033 were assumed by a subsidiary of the Bancorp as part of the acquisition of Crown in November 2008. Two of the notes pay a floating rate at three-month LIBOR plus 310 and 325 bp. The third note pays a floating rate at six-month LIBOR plus 370 bp.

The three-month LIBOR plus 290 bp and the three-month

LIBOR plus 279 bp junior subordinated debentures due in 2033 and 2034, respectively, were assumed by a subsidiary of the Bancorp in connection with the acquisition of First National Bank. The obligations were issued to FNB Statutory Trusts I and II, respectively.

The junior subordinated floating-rate bank notes due in 2035 were assumed by a subsidiary of the Bancorp as part of the acquisition of First Charter in May 2008. The obligations were issued to First Charter Capital Trust I and II, respectively. The notes of First Charter Capital Trust I and II pay floating at three-month LIBOR plus 169 bp and 142 bp, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under the acquired trust preferred securities issued by First Charter Capital Trust I and II.

At December 31, 2009, FHLB advances have rates ranging from 0% to 8.34%, with interest payable monthly. The advances are secured by certain residential mortgage loans and securities totaling $15.0 billion. At December 31, 2009, $1.5 billion of FHLB advances are floating rate. The Bancorp entered into an interest rate swap with a notional value of $500 million to convert the floating rate advances to a fixed rate. At December 31, 2009, the interest rate paid on this swap was 2.63%. The Bancorp has an interest rate cap, with a notional amount of $1.0 billion, held against the remaining floating rate FHLB advance borrowings. The $2.6 billion in advances mature as follows: $1 million in 2010, $2 million in 2011, $1.0 billion in 2012, $500 million in 2013 and $1.1 billion in 2014 and thereafter.

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s subsidiary bank, of which $1.8 billion was outstanding at December 31, 2009 with $18.2 billion available for future issuance.

16. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Consolidated Balance Sheets. The creditworthiness of counterparties for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Consolidated Balance Sheets are discussed in further detail as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments:

($ in millions)	2009	2008
Commitments to extend credit	$42,591	49,391
Letters of credit (including standby letters of credit)	6,657	8,951
Forward contracts to sell mortgage loans	3,633	3,235
Noncancelable lease obligations	906	937
Capital commitments for private equity investments	90	79
Capital lease obligations	44	38
Capital expenditures	27	68
Purchase obligations	25	43

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2009 and 2008, the Bancorp had a reserve for unfunded commitments totaling $294 million and $195 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At December 31, 2009, approximately $2.5 billion of letters of credit expire within one year (including $40 million issued on behalf of commercial customers to facilitate trade payments in dollars and foreign currencies), $3.9 billion expire between one and five years and $257 million expire thereafter. Standby letters of credit are considered guarantees in accordance with U.S. GAAP. At December 31, 2009 and 2008, the reserve related to these standby letters of credit was $6 million and $3 million, respectively. Approximately 58% and 66% of the total standby letters of credit were secured as of December 31, 2009 and 2008, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

90	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp monitors the credit risk associated with the standby letters of credit using the same dual risk rating system utilized for estimating probabilities of default within its loan and lease portfolio. Under this risk rating as of December 31, 2009, approximately $5.0 billion of the standby letters of credit were classified as average or better; approximately $1.3 billion were classified as watch-list or special mention; and approximately $357 million were classified as either substandard or doubtful.

At December 31, 2009 and 2008, the Bancorp had outstanding letters of credit that were supporting certain securities issued as variable rate demand notes (VRDNs). The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2009 and 2008, Fifth Third Securities, Inc. (FTS) acted as the remarketing agent to issuers on approximately $3.4 billion and $4.2 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to approximately $936 million and $2.0 billion in VRDNs remarketed by third parties at December 31, 2009 and 2008, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At December 31, 2009 and 2008, FTS held $47 million and $388 million, respectively, of these VRDN’s in its portfolio and classified them as trading securities. The Bancorp purchased $188 million and $752 million of the VRDNs from the market, through FTS, and held them in its trading securities portfolio at December 31, 2009 and 2008, respectively. For the VRDNs remarketed by third parties, in some cases, the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon approximately $45 million and $173 million of letters of credit issued by the Bancorp at December 31, 2009 and 2008, respectively. The Bancorp recorded these draws as commercial loans in its Consolidated Balance Sheets.

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $3.6 billion and $3.2 billion as of December 31, 2009 and December 31, 2008, respectively.

Noncancelable lease obligations

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $182 million and $170 million, respectively, at December 31, 2009 and 2008. As of December 31, 2009 and 2008, the Bancorp maintained a reserve of $44 million and $13 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 17 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements as discussed in the following sections.

Residential mortgage loans sold with recourse

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At December 31, 2009 and 2008, the outstanding balances on these loans sold with credit recourse were approximately $1.1 billion and $1.3 billion, respectively, and the delinquency rates were approximately 8.10% and 6.40%, respectively. At December 31, 2009 and 2008, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $21 million and $20 million, respectively, recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. In addition, conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of December 31, 2009 and 2008, the Bancorp maintained a reserve related to these loans sold with the representation and warranty recourse provision of $17 million and $6 million, respectively.

Liquidity support and credit enhancement provided to an unconsolidated QSPE

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The Bancorp did not transfer any new loans to the QSPE during the year ended December 31, 2009. No gains or losses were recognized on the transfers to the QSPE for the year December 31, 2008. Generally, the loans transferred provide a lower yield due to their investment grade nature and, therefore, transferring these loans to the QSPE allows the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 and 2008 was $771 million and $1.9 billion, respectively. As of December 31, 2009, the loans transferred had a weighted

Fifth Third Bancorp	91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average life of 2.2 years. These loans may be transferred back to the Bancorp upon the occurrence of certain specified events. These events include borrower default on the loans transferred, ineligible loans transferred by the Bancorp to the QSPE, the inability of the QSPE to issue commercial paper, and in certain circumstances, bankruptcy preferences initiated against underlying borrowers. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is approximately equivalent to the total outstanding balance. During the years ended December 31, 2009 and 2008, the QSPE did not transfer any loans back to the Bancorp as a result of a credit event.

The Bancorp monitors the credit risk associated with the underlying borrowers through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of December 31, 2009, approximately $683 million of the loans in the QSPE were classified average or better; approximately $24 million were classified as watch-list or special mention; approximately $36 million were classified as substandard; and approximately $28 million were classified as doubtful. At December 31, 2009 and 2008, the Bancorp’s loss reserve related to the credit enhancement provided to the QSPE was $45 million and $37 million, respectively, and was recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

The QSPE issues commercial paper and uses the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the QSPE to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. In the event the QSPE is unable to issue commercial paper, the Bancorp has agreed to provide liquidity support in the form of a line of credit to the QSPE and the repurchase of assets from the QSPE. As of December 31, 2009 and 2008, the liquidity asset purchase agreement (LAPA) was $1.4 billion and $2.8 billion, respectively. In addition to the liquidity support options discussed above, the Bancorp has also purchased commercial paper issued by the QSPE. Beginning in 2008 and continuing through the year ended December 31, 2009, dislocation in the short-term funding market caused the QSPE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp purchased commercial paper throughout 2008 and 2009. As of December 31, 2009 and 2008, the Bancorp held approximately $805 million and $143 million, respectively, of asset-backed commercial paper issued by the QSPE, representing 87% and 7%, respectively, of the total commercial paper issued by the QSPE.

During 2008, the Bancorp repurchased $686 million of commercial loans at par from the QSPE under the LAPA. Fair value adjustments of $3 million were recorded on these loans upon repurchase. There were no LAPA purchases in 2009. As of December 31, 2009 and 2008, there were no outstanding balances on the line of credit from the Bancorp to the QSPE.

In June of 2009, the FASB issued guidance amending the accounting for QSPE’s and the consolidation of VIEs. Upon adoption of this guidance on January 1, 2010, the Bancorp has determined that it is the primary beneficiary (and therefore consolidator) of this QSPE. Refer to Note 1 of the Notes to Consolidated Financial Statements for further details regarding the guidance and the related impact of adoption by the Bancorp.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent as of December 31, 2009 was $8 million compared to $10 million as of December 31, 2008. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion as of December 31, 2009 and 2008.

Visa litigation

The Bancorp, as a member bank of Visa prior to Visa’s completion of their IPO on March 19, 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $3 million liability in 2007 equal to the fair value of the indemnification obligation. Additionally during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements, and during 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with the IPO in 2008, Visa retained a portion of the proceeds, totaling $169 million, to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements.

During 2009, Visa announced it had deposited an additional $700 million into the litigation escrow account. As a result of this funding, the Bancorp recorded its proportional share of $29 million of these additional funds as a reduction to its net Visa litigation reserve liability and a reduction to noninterest expense. Later in 2009, the Bancorp completed the sale of its Visa, Inc. Class B shares for proceeds of $300 million. As part of this transaction the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which certain pre-specified litigation is finally settled. As a result of the sale of Class B shares and entering into the swap contract, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability with an initial fair value of $55 million. See Note 12 for further discussion on this total return swap. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp in 2009.

92	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. LEGAL AND REGULATORY PROCEEDINGS

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 16. Accordingly, prior to the sale of its Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of its Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve. Refer to Note 16 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

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

18. PROCESSING BUSINESS SALE

On June 30, 2009, the Bancorp completed the sale of a majority interest in its merchant acquiring and financial institutions processing businesses (Processing Business). Under the terms of the sale, an unrelated third party, Advent, acquired an approximate 51% interest in the Processing Business for cash and warrants. The Bancorp retained the remaining approximate 49% interest in the Processing Business and, as part of the sale, the Processing Business assumed loans totaling $1.25 billion owed to the Bancorp.

As a result of the sale, the Bancorp recognized a pre-tax gain of approximately $1.8 billion ($1.1 billion after-tax), which was recorded in other noninterest income. Of the $1.8 billion gain, approximately $848 million was the result of marking the Bancorp’s retained interest in the Processing Business to fair value.

At the time of the sale, the initial fair value of the warrants was determined to be $62 million. The initial fair value of the warrants was calculated using a Black-Scholes option valuation model using probability weighted scenarios, assuming expected terms of 10 to 20 years, expected volatilities of 37.5% to 44.4%, risk free rates of 4.03% to 4.33%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms. Refer to Notes 12 and 27 for further information regarding the current fair value of these warrants.

In connection with the sale, the Bancorp provided Advent with certain put rights that are exercisable in the event of three unlikely circumstances. At the time of the sale, the Bancorp initially valued the put rights at approximately $14 million. The initial fair value of the put rights was calculated using a Black-Scholes option valuation model using probability weighted scenarios, assuming expected terms of 1 to 4.5 years, expected volatilities of 39.6% to 56.9%, risk free rates of 0.48% to 2.34%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms. Refer to Notes 12 and 27 for further information regarding the current fair value of these put rights.

The fair value of the Bancorp’s retained noncontrolling interest in the Processing Business at the time of sale, exclusive of the warrants, was $524 million, and was based on the price Advent paid for its ownership interest in the Processing Business. The Bancorp has deemed the Processing Business to be a related party and prospectively accounts for its retained noncontrolling interest in the Processing Business under the equity method of accounting. Refer to Note 19 for further details regarding the Bancorp’s involvement with related parties.

19. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions to principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to the closing of a loan to a related party, Compliance Risk Management must approve and determine whether the transaction requires approval from or a post notification be sent to the Bancorp’s Board of Directors. At December 31, 2009 and 2008, certain directors, executive officers, principal holders of Bancorp common stock,

Fifth Third Bancorp	93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s activities with its principal shareholders, directors and executives at December 31:

($ in millions)	2009	2008
Commitments to lend, net of participations:
Directors and their affiliated companies	$143	339
Executive officers	6	7
Total	149	346
Outstanding balance on loans, net of participations and undrawn commitments	68	143

The commitments to lend are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other features unfavorable to the Bancorp. The decrease in commitments to lend and outstanding balances on loans as of December 31, 2009 compared to December 31, 2008 is due to the Bancorp merging its Fifth Third Bank (Michigan) and Fifth Third Bank N.A. charters into the Fifth Third Bank (Ohio) charter on September 30, 2009 and the resulting reduction in individuals that qualify as related parties.

On June 30, 2009, the Bancorp completed the sale of a majority interest in its Processing Businesses, FTPS. Advent acquired an approximate 51% interest in FTPS for cash and warrants. The Bancorp retained the remaining approximate 49% interest in FTPS and, as part of the sale, FTPS assumed loans totaling $1.25 billion owed to the Bancorp. The Bancorp recognized $15 million in noninterest income as part of its equity method investment in FTPS for the year ended December 31, 2009 and received quarterly distributions totaling $18 million during 2009.

The Bancorp and FTPS have various agreements in place covering services relating to the operations of FTPS. The services provided by the Bancorp to FTPS were required to support FTPS as a stand alone entity during the deconversion period. These services involve transition support, including product development, risk management, legal, accounting and general business resources. FTPS paid the Bancorp $76 million for these services for the year ended December 31, 2009. Other services provided to FTPS by the Bancorp, which will continue beyond the deconversion period, include treasury management, clearing, settlement, sponsorship, data center support and office space. FTPS paid the Bancorp $14 million for these services for the year ended December 31, 2009. In addition to the previously mentioned services, the Bancorp has entered into an agreement under which FTPS will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by FTPS totaled $33 million for the year ended December 31, 2009.

The loans to FTPS had a balance of $1.24 billion at December 31, 2009. The total amount of interest income relating to the loans was $60 million for the year ended December 31, 2009 and is included in interest and fees on loans and leases in the Consolidated Statements of Income. FTPS has an additional line of credit with the Bancorp for $125 million, which was not drawn upon during the year ended December 31, 2009.

20. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income at December 31:

($ in millions)	2009	2008	2007
Current income tax (benefit) expense:
U.S. income taxes	($157)	560	623
State and local income taxes	6	25	16
Non-U.S. income taxes	(3)	3	-
Total current tax (benefit) expense	(154)	588	639
Deferred income tax expense (benefit):
U.S. income taxes	190	(1,090)	(197)
State and local income taxes	(8)	(47)	19
Non-U.S. income taxes	2	(2)	-
Total deferred tax expense (benefit)	184	(1,139)	(178)
Applicable income tax expense (benefit)	$30	(551)	461

A reconciliation between the statutory U.S. income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2009	2008	2007
Statutory tax rate	35.0%	(35.0)	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	(.1)	(.5)	1.5
Tax-exempt income	(18.7)	1.5	1.4
Credits	(14.6)	(3.6)	(5.0)
Dividends on subsidiary preferred stock	-	-	(2.5)
Goodwill	8.7	11.9	-
Interest to taxing authority, net of tax	(7.6)	5.1	.1
Other, net	1.2	(.1)	(.5)
Effective tax rate	3.9%	(20.7)	30.0

Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income/charges on life insurance policies held by the Bancorp, and certain gains on sales of leases. During 2009, the Bancorp notified the carrier of one of the Bancorp’s policies of its intent to surrender a certain BOLI policy and was therefore required to establish a deferred tax asset relating to the investment. As a result, tax expense for the year was favorably impacted by $106 million. Tax expense was adversely impacted in 2008 and 2007 by $78 million and $64 million, respectively relating to the same

94	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOLI policy. See Note 13 for a further discussion of those charges.

Deferred income taxes are included as a component of other assets and accrued taxes, interest and expenses in the Consolidated Balance Sheets. At December 31, 2009 and 2008, the Bancorp had recorded deferred tax assets of $81 million and $58 million, respectively related to state net operating loss carryforwards. These deferred tax assets relating to state net operating losses were net of specific valuation allowances, primarily resulting from leasing operations, of $15 million and $2 million at December 31, 2009 and 2008, respectively. If these carry forwards are not utilized, they will expire in varying amounts through 2029. Additionally, at December 31, 2009, the Bancorp had federal general business tax credit carryforwards of $42 million. If unused, these credit carryforwards will expire in 2029. The Bancorp did not have any general business tax credit carryforwards at December 31, 2008.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2009 or 2008 as the Bancorp has considered the positive and negative evidence and based upon that evidence believes it is more likely than not that the deferred tax asset will be recognized. This is based upon the fact that there is sufficient taxable income in the carry back period to absorb a significant portion of the deferred tax assets. The remaining deferred tax assets will be absorbed by future reversals of existing taxable temporary differences.

During 2009, the Bancorp also settled its outstanding dispute with the Internal Revenue Service relating to certain leveraged lease transactions. This settlement had a favorable impact on income tax for 2009 of $55 million primarily through the reduction of previously accrued interest expense. The accrual of this interest expense had an adverse impact on tax expense for 2008 and 2007. The Bancorp is in the process of filing amended state income tax returns to reflect that settlement. Statutes of Limitations remain open for tax years 2004-2009 and on a limited basis from 1998 through 2003. The Bancorp is currently addressing non-leasing items as part of the appeals process relating to tax years 2004 and 2005 and the Internal Revenue

Service is currently auditing 2006 and 2007. Any uncertain tax positions are considered in the calculation of unrecognized tax benefits discussed below.

At December 31, 2009 and at December 31, 2008, the Bancorp had unrecognized tax benefits of $82 million and $959 million, respectively. Those balances included $81 million and $83 million, respectively, of tax positions that, if recognized, would impact the effective tax rate and another $1 million at December 31, 2008 that would impact goodwill. The remaining $1 million and $875 million, respectively, is related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deductions. Substantially all of the reduction of uncertain tax positions related to the settlement of certain leasing items with the IRS. It is reasonably possible that the amount of unrecognized benefit with respect to some of the Bancorp’s uncertain tax positions could decrease by as much as $70 million during the next 12 months.

Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. For the year ended December 31, 2009, the Bancorp accrued interest of $3 million, net of the related tax benefit. This $3 million is exclusive of the $55 million interest reduction discussed above relating to the leasing settlement. At December 31, 2009 and 2008, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $13 million and $210 million, respectively. Substantially all of the reduction of accrued interest related to the settlement of certain leasing items with the IRS. No material liabilities were recorded for penalties.

Retained earnings at December 31, 2009 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits.

($ in millions)	2009	2008	2007
Unrecognized tax benefits at January 1	$959	469	446
Gross increases for tax positions taken during prior period	16	496	-
Gross decreases for tax positions taken during prior period	(329)	(8)	-
Gross increases for tax positions taken during current period	1	4	47
Settlements with taxing authorities	(563)	-	(4)
Lapse of applicable statute of limitations	(2)	(2)	(20)
Unrecognized tax benefits at December 31	$82	959	469

Deferred income taxes are included as a component of other assets in the Consolidated Balance Sheets and are comprised of the following temporary differences at December 31:

($ in millions)	2009	2008
Deferred tax assets:
Allowance for loan & lease losses	$1,312	975
Deferred compensation	147	171
Impairment reserves	145	4
Reserve for unfunded commitments	103	68
State net operating losses	81	58
Accrued interest	2	104
Other	222	256
Total deferred tax assets	$2,012	1,636
Deferred tax liabilities:
Lease financing	$898	849
Investments in JV and partnership interests	481	12
Mortgage servicing rights	191	149
Other comprehensive income	130	53
Bank premises and equipment	88	96
State deferred taxes	60	44
Other	138	132
Total deferred tax liabilities	$1,986	1,335
Total net deferred tax asset	$26	301

Fifth Third Bancorp	95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. RETIREMENT AND BENEFIT PLANS

The Bancorp recognizes the overfunded and underfunded status of its pension plans as an asset and liability, respectively. The underfunded amounts recognized in other liabilities in the Consolidated Balance Sheets as of December 31, 2009 and 2008 were as follows:

($ in millions)	2009	2008
Prepaid benefit cost	$-	-
Accrued benefit liability	(35)	(84)
Net underfunded status	($35)	(84)

There were no Bancorp pension plans that had an overfunded status at December 31, 2009 and 2008. The following table summarizes the defined benefit retirement plans as of and for the years ended December 31:

Plans with an Underfunded Status

($ in millions)	2009	2008
Fair value of plan assets at January 1	$144	237
Actual return on assets	29	(70)
Contributions	39	4
Settlement	(19)	(17)
Benefits paid	(11)	(10)
Fair value of plan assets at December 31	182	144
Projected benefit obligation at January 1	$228	$236
Service cost	-	-
Interest cost	12	13
Settlement	(19)	(17)
Actuarial loss	7	6
Benefits paid	(11)	(10)
Projected benefit obligation at December 31	$217	$228
Unfunded projected benefit obligation recognized in the Consolidated Balance Sheets as a liability	($35)	($84)

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 are $12 million and $1 million, respectively.

The following table summarizes net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$-	-	-
Interest cost	12	13	14
Expected return on assets	(12)	(18)	(19)
Amortization of net actuarial loss	15	7	7
Amortization of net prior service cost	1	1	1
Settlement	13	10	7
Net periodic benefit cost	$29	13	10
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (loss) gain	($10)	93	10
Net prior service cost	-	-	-
Amortization of net actuarial loss	(15)	(7)	(7)
Amortization of prior service cost	(1)	(1)	(1)
Settlement	(13)	(10)	(7)
Total recognized in other comprehensive income	(39)	75	(5)
Total recognized in net periodic benefit cost and other comprehensive income	($10)	88	5

Fair Value Measurements of Plan Assets

The following table summarizes Plan assets measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value Measurements Using (a)
($ in million)	Level 1	Level 2	Level 3	Total Fair Value
Equity securities:
Growth equity securities	$52	-	-	$52
Value equity securities	49	-	-	49
Total equity securities (b)	101	-	-	101

Mutual & exchange traded funds:
Money market funds	6	-	-	6
International funds	28	-	-	28
Commodity funds	9	-	-	9
Total mutual & exchange traded funds	43	-	-	43

Debt securities:
U.S Treasury obligations	6	-	-	6
U.S. Govt. agencies (c)	-	3	-	3
Agency mortgage backed	-	27	-	27
Corporate bonds (d)	-	2	-	2
Total debt securities	6	32	-	38
Total plan assets	$150	32	-	$182
(a)	For further information on fair value hierarchy levels, see Note 27.
(b)	Includes holdings in Bancorp common stock
(c)	Includes debt securities issued by U.S. Government sponsored agencies
(d)	Includes private label asset backed securities

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Equity securities

The Plan measures common stock using quoted prices which are available in an active market and classifies these investments within Level 1 of the valuation hierarchy.

Mutual and exchange traded funds

All of the Plan’s mutual and exchange traded funds are publicly traded. The Plan measures the value of these investments using the fund’s quoted prices that are available in an active market and classifies these investments within Level 1 of the valuation hierarchy.

Debt securities

For certain U.S. Treasury and federal agency obligations, the Plan measures the fair value based on quoted prices, which are available in an active market and classifies these investments within Level 1 of the valuation hierarchy. Where quoted prices are not available, the Plan measures the fair value of these investments based on matrix pricing models that include the bid price, which factors in the yield curve and other characteristics of the security including the interest rate, prepayment speeds and length of maturity. Therefore, these investments are classified within Level 2 of the valuation hierarchy.

96	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assumptions

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

The following table summarizes the plan assumptions for the years ended December 31:

Weighted-average assumptions	2009	2008	2007
For measuring benefit obligations at year end:
Discount rate	5.88%	6.11	6.26
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.50	8.53	8.52
For measuring net periodic benefit cost:
Discount rate	6.11	6.45	5.80
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.50	8.50	8.50

Lowering both the expected rate of return on the plan and the discount rate by 0.25% would have increased the 2009 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp does not expect to contribute to the Plan in 2010. Estimated pension benefit payments, which reflect expected future service, are $19 million in 2010, $19 million in 2011, $19 million in 2012, $17 million in 2013 and $16 million in 2014. The total estimated payments for the years 2015 through 2019 is $73 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed income securities (including federal agency obligations, corporate bonds and notes) and cash. The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for 2009 and 2008:

Weighted-average asset allocation	Targeted range	2009	2008
Equity securities		71%	68
Bancorp common stock		2	2
Total equity securities (a)	70 – 80%	73	70
Total fixed income securities	20 – 25	24	27
Cash	0 – 5	3	3

Total		100%	100
(a)Includes mutual and exchange traded funds.

The risk tolerance for the plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Bancorp’s benefit and retirement plans at December 31, 2009 and 2008.

Permitted asset classes of the plan include cash and cash equivalents, fixed income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and REITS), equipment leasing precious metals, commodity transactions and mortgages. The Plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

Prohibited asset classes of the plan include venture capital, short sales, limited partnerships and leveraged transactions. Per the Employee Retirement Income Security Act (ERISA), the Bancorp’s common stock cannot exceed ten percent of the fair value of plan assets.

Fifth Third Bank, as Trustee, is expected to manage the plan assets in a manner consistent with the plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, Profit Sharing and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy.

Other Information on Retirement and Benefit Plans

The accumulated benefit obligation for all defined benefit plans was $217 million and $227 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, amounts relating to the Bancorp’s defined benefit plans with benefit obligations exceeding assets were as follows:

($ in millions)	2009	2008
Projected benefit obligation	$217	228
Accumulated benefit obligation	217	227
Fair value of plan assets	182	144

As of December 31, 2009 and 2008, $160 million and $124 million, respectively, of plan assets were managed by Fifth Third Bank, a subsidiary of the Bancorp, through common trust and mutual funds and included $3 million of Bancorp common stock for both years. Plan assets are not expected to be returned to the Bancorp during 2010.

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of nonqualified, supplemental retirement plans, which are funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years.

The Bancorp’s profit sharing plan expense was $17 million for 2009, $18 million for 2008 and $13 million for 2007. Expenses recognized during the years ended December 31, 2009, 2008 and 2007 for matching contributions to the Bancorp’s defined contribution savings plans were $36 million, $37 million and $37 million, respectively.

Fifth Third Bancorp	97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of other comprehensive income and accumulated other comprehensive income for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2009
Unrealized holding gains on available-for-sale securities arising during period	$248	(86)	162
Reclassification adjustment for net gains included in net income	(57)	20	(37)
Reclassification adjustment related to prior OTTI charges	(37)	13	(24)
Net unrealized gains on available-for-sale securities	154	(53)	101	115	101	216
Unrealized holding gains on cash flow hedge derivatives arising during period	75	(26)	49
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(49)	17	(32)
Net unrealized gains on cash flow hedge derivatives	26	(9)	17	88	17	105
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial loss	39	(14)	25
Defined benefit plans, net	39	(14)	25	(105)	25	(80)
Total	$219	(76)	143	98	143	241
2008
Unrealized holding gains on available-for-sale securities arising during period	$353	(123)	230
Reclassification adjustment for net gains included in net loss	(31)	10	(21)
Net unrealized gains (losses) on available-for-sale securities	322	(113)	209	(94)	209	115
Unrealized holding gains on cash flow hedge derivatives	100	(35)	65
Reclassification adjustment for net gains on cash flow hedge derivatives included in net loss	(3)	1	(2)
Net unrealized gains on cash flow hedge derivatives	97	(34)	63	25	63	88
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial loss	(74)	26	(48)
Defined benefit plans, net	(74)	26	(48)	(57)	(48)	(105)
Total	$345	(121)	224	(126)	224	98
2007
Unrealized holding gains on available-for-sale securities arising during period	$60	(23)	37
Reclassification adjustment for net gains included in net income	(21)	9	(12)
Net unrealized gains (losses) on available-for-sale securities	39	(14)	25	(119)	25	(94)
Unrealized holding gains on cash flow hedge derivatives	42	(15)	27
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(1)	-	(1)
Net unrealized gains (losses) on cash flow hedge derivatives	41	(15)	26	(1)	26	25
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial gain	3	(1)	2
Defined benefit plans, net	3	(1)	2	(59)	2	(57)
Total	$83	(30)	53	(179)	53	(126)

98	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. COMMON, PREFERRED AND TREASURY STOCK

The following is a summary of the share activity within common, preferred and treasury stock for the years ended December 31:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
Shares at December 31, 2006	$1,295	583,427,104	$9	9,250	$1,232	27,900,029
Shares acquired for treasury	-	-	-	-	1,084	26,605,527
Stock-based awards exercised, including treasury shares issued	-	-	-	-	(86)	(2,057,301)
Restricted stock grants	-	-	-	-	(59)	(1,178,259)
Employee stock ownership through benefit plans	-	-	-	-	38	212,504
Shares at December 31, 2007	$1,295	583,427,104	$9	9,250	$2,209	51,482,500
Issuance of preferred shares, Series G	-	-	1,072	44,300	-	-
Issuance of preferred shares, Series F	-	-	3,169	136,320	-	-
Redemption of preferred shares, Series D, E	-	-	(9)	(9,250)	-	-
Stock-based awards exercised, including treasury shares issued	-	-	-	-	(2)	-
Restricted stock grants	-	-	-	-	(136)	(2,551,432)
Shares issued in business combinations	-	-	-	-	(1,841)	(42,890,576)
Employee stock ownership through benefit plans	-	-	-	-	(1)	-
Shares at December 31, 2008	$1,295	583,427,104	$4,241	180,620	$229	6,040,492
Issuance of common shares	351	157,955,960	-	-	-	-
Exchange of preferred shares, Series G	133	60,121,124	(674)	(27,849)	-	-
Accretion from dividends on preferred shares, Series F	-	-	41	-	-	-
Restricted stock forfeitures	-	-	-	-	5	819,796
Restricted stock grants	-	-	-	-	(32)	(751,464)
Other	-	-	1	-	(1)	327,200
Shares at December 31, 2009	$1,779	801,504,188	$3,609	152,771	$201	6,436,024

In 2008, 8.5% non-cumulative Series G convertible preferred stock was issued in the second quarter. The depository shares represented shares of its convertible preferred stock and had a liquidation preference of $25,000 per share. The preferred stock is convertible at any time, at the option of the shareholder, into 2,159.8272 shares of common stock, representing a conversion price of approximately $11.575 per share of common stock. As of December 31, 2008, Series G preferred stock had 44,300 shares outstanding and 1,700 shares reserved for issuance.

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

    The proceeds from issuance of the Series F preferred stock were allocated to the preferred stock and to the warrants based on their relative fair values, which resulted in an initial book value of $3.2 billion for the preferred stock and $239 million for the warrants. The resulting discount to the preferred stock is being accreted over five years through retained earnings as a preferred stock dividend, resulting in an effective yield of 6.7% for the Series F preferred stock for the first five years. The warrants will remain in capital surplus at their initial book value until they are exercised or expire.

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

On May 7, 2009, the Bancorp announced the SCAP results. While not required to raise additional overall capital, the Bancorp was required to augment its existing capital base to maintain a capital buffer above the newly required four percent threshold of the Tier I common equity ratio. As a result, the Bancorp initiated a number of capital actions including the offer to exchange Series G preferred shares and a common stock offering.

On June 4, 2009, the Bancorp announced the successful completion of a $1 billion at-the-market offering of its common shares. Through this offering, the Bancorp issued approximately 158 million shares at an average price of $6.33.

    On June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. The Bancorp issued approximately 60 million shares of common stock and paid $230 million in cash in exchange for 7 million depositary shares. Overall, $696 million in liquidation amount of the Bancorp’s depositary shares were validly tendered, not withdrawn and exchanged, which represented 63% of the aggregate liquidation amount of its depositary shares. An aggregate of 7 million depositary shares representing 27,849 shares of Series G preferred stock were retired upon receipt. At the time of exchange, the Bancorp recognized an increase to retained earnings and net income available to common shareholders of $35 million, calculated as the difference between the carrying amount of the Series G preferred stock exchanged and the sum of the fair value of the common stock plus cash delivered. After settlement of the exchange offer and as of December 31, 2009, 4,112,750 depositary shares representing 16,451 shares of Series G preferred stock remained outstanding. As a result of this exchange, the Bancorp increased its common equity by $441 million.

During 2009 and 2008, the Bancorp repurchased an immaterial amount of common stock. During 2007, the Bancorp repurchased approximately 27 million shares of its common stock, representing five percent of total outstanding shares, in open market transactions for $1.1 billion.

Fifth Third Bancorp	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2009:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted- Average Exercise Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:			15,271(b)
Stock options (a)	13,405	$53.60	(b)
Stock appreciation rights (SARs)	(c)	(c)	(b)
Restricted stock	4,645	N/A	(b)
Phantom stock units	(d)	N/A	N/A
Performance units	(e)	N/A	(b)
Performance-based restricted stock	32	N/A	(b)
Employee stock purchase plan			11,184(f)
Total shares	18,082		26,455
(a)	Excludes 2.1 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $21.74 per share.
(b)	Under the 2008 Incentive Compensation Plan, 33 million shares of stock were authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock and restricted stock units, performance shares and performance restricted stock awards.
(c)	At December 31, 2009, approximately 28.6 million SARs were outstanding at a weighted-average grant price of $26.82. The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.
(d)	Phantom stock units are settled in cash.
(e)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 2.3 million shares.
(f)	Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 15, 2008, which authorizes the issuance of up to 33 million shares as equity compensation and provides for incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share and restricted stock awards. Based on total stock-based awards outstanding (including stock options, stock appreciation rights, restricted stock and performance units) and shares remaining for future grants under the 2008 Incentive Compensation Plan, the Bancorp’s total overhang is eight percent. The overhang measurement represents the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp. Stock options, SARs, restricted stock and performance units outstanding represent approximately six percent of the Bancorp’s issued shares at December 31, 2009.

    All of the Bancorp’s stock-based awards are to be settled with stock with the exception of phantom stock units and a portion of the performance shares that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. Stock options, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become fully exercisable ratably over a three or four year period of continued employment. SARs, issued at fair market value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted stock options or SARs, re-price previously granted stock options or SARs, or grant reload stock options. Restricted stock grants vest either after four years or ratably after three, four and five years of continued employment and include dividend and voting rights. Performance share and performance restricted stock awards have three-year cliff vesting terms with performance or market conditions as defined by the plan.

During 2009, the Bancorp’s Board of Directors approved the use of phantom stock units as part of its compensation for executives. The phantom stock units were issued under the Bancorp’s Incentive Compensation Plan. The number of phantom stock units is determined each pay period by dividing the amount of salary to be paid in phantom stock units for that pay period, by the reported closing price of the Bancorp’s common stock on the pay date for such pay period. The phantom stock units do not include any rights to receive dividends or dividend equivalents and will be settled in cash upon the earlier to occur of June 15, 2011 or the executive’s death. The amount to be paid on settlement of the phantom stock units will be equal to the total amount of phantom stock units settled at the reported closing price of the Bancorp’s common stock on the settlement date.

Under U.S. GAAP, the Bancorp recognizes compensation expense for the grant-date fair value of stock-based compensation issued over its requisite service period. The grant-date fair value of stock options and SARs is measured using the Black-Scholes option-pricing model. Awards with a graded vesting are expensed on a straight-line basis.

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant. The weighted-average assumptions were as follows for the years ended:

	2009	2008	2007
Expected life (in years)	6	6	6
Expected volatility	73%	30%	22%
Expected dividend yield	1.3%	8.7%	4.4%
Risk-free interest rate	2.2%	3.3%	4.6%

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

Stock-based compensation expense was $51 million, $56 million and $63 million for the years ended December 31, 2009, 2008 and 2007, respectively, included as compensation expense in the Consolidated Statements of Income. The total related income tax benefit recognized was $18 million, $20 million and $22 million for the years ended December 31, 2009, 2008 and 2007, respectively.

100	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options

Stock options granted during 2009 were immaterial to the Bancorp’s Consolidated Financial Statements. The weighted-average grant-date fair value of stock options granted for the years ended 2008 and 2007 was $2.87 and $7.39 per share, respectively.

The total intrinsic value of options exercised was immaterial to the Bancorp’s Consolidated Financial Statements in 2009. The total intrinsic value of options exercised was $1 million and $28 million in 2008 and 2007, respectively. Cash received from options exercised during 2009 was immaterial to the Bancorp’s Consolidated Financial Statements in 2009. Cash received from options exercised was $3 million and $48 million in 2008 and 2007, respectively. Tax benefits realized from exercised options during 2009 were immaterial to the Consolidated Financial Statements during 2009. The actual tax benefit realized from exercised options was $1 million and $7 million in 2008 and 2007, respectively. All stock options were vested at December 31, 2008, therefore, no stock options vested during 2009. The total grant-date fair value of stock options that vested during 2008 was immaterial to the Bancorp’s Consolidated Financial Statements. The total grant-date fair value of stock options that vested during 2007 was $16 million. As of December 31, 2009, the aggregate intrinsic value of both outstanding options and exercisable options was immaterial to the Consolidated Financial Statements.

The following tables include a summary of stock-based compensation transactions for the previous three fiscal years.

	2009		2008		2007
Stock Options (shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	20,564	$48.97	23,645	$49.07	26,900	$47.58
Granted (a)	1	8.59	1,133	11.57	4	40.98
Exercised	(11)	8.33	(202)	15.32	(2,068)	26.91
Forfeited or expired	(5,050)	48.06	(4,012)	40.73	(1,191)	53.87
Outstanding at December 31	15,504	$49.29	20,564	$48.97	23,645	$49.07
Exercisable at December 31	15,504	$49.29	20,564	$48.97	23,628	$49.07
(a)	2008 Options granted include 1,131 options assumed as part of the First Charter Corporation acquisition completed on June 6, 2008. These options were granted under a First Charter Corporation Plan assumed by the Bancorp.

The following table summarizes outstanding and exercisable stock options by exercise price at December 31, 2009:

	Outstanding and Exercisable Stock Options
Exercise Price per Share	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	309	$9.30	1.51
$10.01-$25.00	1,045	14.84	3.53
$25.01-$40.00	636	34.35	1.68
$40.01-$55.00	9,518	48.07	1.63
Over $55.00	3,996	66.66	2.24
All stock options	15,504	$49.29	1.91

Stock Appreciation Rights

The weighted-average grant-date fair value of SARs granted was $2.41, $2.09 and $6.24 per share for the years ended 2009, 2008 and 2007, respectively. The total grant-date fair value of SARs that vested during 2009, 2008 and 2007 was $26 million, $61 million and $19 million, respectively.

At December 31, 2009, there was $33 million of stock-based compensation expense related to nonvested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

	2009		2008		2007
Stock Appreciation Rights (shares in thousands)	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	22,508	$35.43	17,526	$41.81	13,053	$43.43
Granted	8,398	4.05	6,836	19.25	6,613	38.45
Exercised	-	-	-	-	(56)	39.36
Forfeited or expired	(2,335)	27.93	(1,854)	36.03	(2,084)	41.36
Outstanding at December 31	28,571	$26.82	22,508	$35.43	17,526	$41.81
Exercisable at December 31	12,254	$40.38	8,352	$44.46	2,972	$41.45

Fifth Third Bancorp	101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The total grant-date fair value of restricted stock that vested during 2009, 2008 and 2007 was $36 million, $24 million and $2 million, respectively. At December 31, 2009, there was $56 million of stock-based compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

	2009		2008		2007
Restricted Stock (shares in thousands)	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1	5,584	$29.04	3,519	$40.80	2,380	$40.28
Granted	751	4.72	3,157	19.27	1,622	38.19
Vested	(870)	40.84	(486)	48.62	(39)	48.28
Forfeited	(820)	23.86	(606)	30.72	(444)	40.95
Nonvested at December 31	4,645	$23.85	5,584	$29.04	3,519	$40.80

Other stock-based compensation

Phantom stock units were issued starting in 2009. A total of 300 thousand shares were granted with a weighted average grant price of $9.88. The phantom stock units vest immediately, however, none were settled during 2009.

Performance-based awards are payable in stock and cash contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. These performance targets are based on the Bancorp’s performance relative to a defined peer group. Approximately 1.1 million, 186 thousand and 132 thousand shares of performance-based awards were granted during 2009, 2008 and 2007, respectively. These awards were granted at a weighted-average grant-date fair value of $3.96, $19.18 and $39.89 per share during 2009, 2008 and 2007, respectively.

Performance-based restricted shares are payable in stock and are contingent upon the Bancorp achieving certain predefined performance targets over the one-year measurement period. These performance targets are based on the Bancorp’s performance relative to a defined peer group. If performance targets are met, the shares are vested over a three-year period. There were no performance-based restricted shares granted during 2009. Approximately 180 thousand and 137 thousand performance-based restricted shares were granted during 2008 and 2007, respectively. These shares were granted at a weighted-average grant-date fair value of $23.39 and $38.27 per share during 2008 and 2007, respectively. The performance condition related to the performance-based restricted shares was achieved in 2007, however, it was not achieved in 2008.

The Bancorp sponsors a stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2009, 2008 and 2007, respectively, there were 1.3 million, 712 thousand and 333 thousand shares purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million for 2009 and $2 million for each of the years ended 2008 and 2007.

25. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2009	2008	2007
Other noninterest income:
Operating lease income	$59	47	32
Cardholder fees	48	58	56
Insurance income	47	36	32
Consumer loan and lease fees	43	51	46
Gain (loss) on loan sales	38	(11)	25
Banking center income	22	31	29
Gain on sale/redemption of Visa, Inc. ownership interests	244	273	-
Loss on sale of OREO	(70)	(60)	(14)
Bank owned life insurance loss	(2)	(156)	(106)
Litigation settlement	-	76	-
Other	50	18	53
Total	$479	363	153
Other noninterest expense:
FDIC insurance and other taxes	$269	73	31
Loan and lease expense	234	188	119
Provision for unfunded commitments and letters of credit	99	98	16
Affordable housing investments impairment	83	67	57
Marketing	79	102	84
Professional services fees	63	102	54
Intangible asset amortization	57	56	42
Postal and courier	53	54	52
Insurance	50	30	17
Travel	41	54	54
Operating lease	39	32	22
Recruitment and education	30	33	41
Supplies	25	31	31
OREO expense	24	11	6
Data processing	21	14	14
Visa litigation reserve	(73)	(99)	172
Other	277	243	177
Total	$1,371	1,089	989

102	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. EARNINGS PER SHARE

The calculation of earnings per share and the reconciliation of earnings per share to earnings per diluted share for the years ended December 31:

	2009			2008			2007
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income (loss)	$737			$(2,113)			$1,076
Dividends on preferred stock	226			67			1
Net income (loss) available to common shareholders	511			(2,180)			1,075
Income (loss) allocated to participating securities	4			(21)			5
Net income (loss) allocated to common shareholders	$507	696	$0.73	$(2,159)	553	$(3.91)	$1,070	538	$1.99
Earnings per diluted share:
Net income (loss) available to common shareholders	$511			$(2,180)			$1,075
Effect of dilutive securities:
Stock based awards		2	-		-	-		2	(.01)
Convertible preferred stock (a) (b)	(21)	28	(0.06)	-	-	-	-	-	-
Net income (loss) available to common shareholders plus assumed conversions	490			(2,180)			1,076
Income (loss) allocated to participating securities	4			(21)			5
Net income (loss) allocated to common shareholders	$486	726	$0.67	$(2,159)	553	$(3.91)	$1,071	540	$1.98
(a)	The additive effect to income from dividends on convertible preferred stock for the year ended December 31, 2009 included preferred dividends of $14 million for Series G preferred shares, offset by a $35 million reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.
(b)	The additive effect to income from dividends on convertible preferred stock is $.580 million and the average share dilutive effect from convertible preferred stock is .308 million shares for the year ended December 31, 2007.

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

For the year ended December 31, 2009, there were 44 million shares under warrants related to the Bancorp’s Series F preferred stock from the Capital Purchase Plan (CPP) that were excluded from the computation of net income per diluted share, as their inclusion would have been anti-dilutive to earnings per share due to the exercise price of the shares being greater than the average market price of the common shares. The warrants have an initial exercise price of $11.72 per share. In addition, the diluted earnings per share computation for the year ended December 31, 2009 excludes 17 million stock options and 23 million stock appreciation rights that had not yet been exercised, 4 million shares of unvested restricted stock and 36 million shares related to the Bancorp’s Series G preferred stock that were not part of the conversion of preferred shares in the second quarter of 2009. The shares were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

Due to the net loss for the year ended December 31, 2008, the diluted earnings per share calculation excluded all common stock equivalents, including 43 million stock options and stock appreciation rights, 6 million shares of restricted stock, 96 million common shares from convertible preferred stock and 44 million shares under warrants related to the CPP as their inclusion would have been anti-dilutive to earnings per share.

At December 31, 2007, 36 million shares were excluded from the computation of net income per diluted share. These shares consisted of options and stock appreciation rights that had not yet been exercised and unvested restricted stock.

Fifth Third Bancorp	103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements Using
As of December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$458	-	-	$458
U.S. Government sponsored agencies	-	2,142	-	2,142
Obligations of states and political subdivisions	-	243	-	243
Agency mortgage-backed securities	-	11,382	-	11,382
Residual interests in securitizations	-	-	174(d)	174
Other bonds, notes and debentures	-	2,395	-	2,395
Other securities (a)	517	9	-	526
Available-for-sale securities (a)	975	16,171	174	17,320

Trading securities:
Obligations of states and political subdivisions	-	56	1	57
Agency mortgage-backed securities	-	24	-	24
Other bonds, notes and debentures	-	201	4	205
Other securities	61	-	8	69
Trading securities	61	281	13	355

Residential mortgage loans held for sale	-	1,470	-	1,470
Residential mortgage loans (b)	-	-	26	26
Derivative instruments	33	1,616	84	1,733
Total assets	$1,069	19,538	297	$20,904
Liabilities:
Other liabilities (c)	$6	1,013	75	$1,094
Total liabilities	$6	1,013	75	$1,094

104	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
As of December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities (a)	$634	11,151	146(d)	$11,931
Trading securities	1	1,190	-	1,191
Residential mortgage loans held for sale	-	881	-	881
Residential mortgage loans (b)	-	-	7	7
Derivative instruments	6	3,189	30	3,225
Total assets	$641	16,411	183	$17,235
Liabilities:
Other liabilities (c)	$30	2,013	6	$2,049
Total liabilities	$30	2,013	6	$2,049
(a)	Excludes FHLB and FRB restricted stock totaling $551 million and $342 million, respectively, at December 31, 2009 and $545 million and $252 million, respectively, at December 31, 2008.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	Includes derivatives with a negative fair value and short positions.
(d)	See Note 11 for a sensitivity analysis on these level 3 assets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include corporate and municipal bonds, mortgage-backed securities, asset-backed securities and VRDNs. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Available-for-sale securities classified within Level 3 consist primarily of residual interests in securitizations of automobile loans. These residual interests are valued using discounted cash flow models that integrate significant unobservable inputs, including discount rates, prepayment speeds, and loss rates which are estimated based on actual performance of similar loans transferred in previous securitizations. Refer to Note 11 for further information on residual interests. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities at December 31, 2009, the Bancorp measured fair value using a discount rate based on the assumed holding period.

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

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2009, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrants associated with the Processing Business Sale allow the Bancorp to purchase an incremental 10% nonvoting interest in FTPS under certain defined conditions involving change of control. The fair value of the warrants is calculated using a Black-Scholes option valuation model using probability weighted scenarios assuming expected terms of 9.5 to 19.5 years, expected volatilities of 36.7% to 41.1%, risk free rates of 3.96% to 4.68%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

In connection with the Processing Business Sale, the Bancorp provided Advent with certain put options that are exercisable in the event of certain circumstances. The fair value of the put rights was calculated using a Black-Scholes option valuation model using probability weighted scenarios assuming expected terms of .5 to 4 years, expected volatilities of 31.3% to 50.2%, risk free rates of 0.27% to 2.23%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

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

The net fair value of the interest rate lock commitments at December 31, 2009 was negative $5 million. At December 31, 2009, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of approximately $13 million and $23 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the

Fifth Third Bancorp	105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate lock commitments of approximately $15 million and $32 million, respectively, at December 31, 2009. The decrease in fair value of interest rate lock commitments at December 31, 2009 due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $.5 million and $1 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $.5 million and $1 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2009 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$146	$-	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	10	(4)	(2)	145	149
Included in other comprehensive income	3	-	-	-	3
Purchases, sales, issuances and settlements, net	15	17	(8)	(160)	(136)
Transfers in and/or out of Level 3 (b)	-		29	-	29
Ending balance	$174	$13	26	9	$222
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009 (c)	$6	(4)	(2)	16	$16

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2008 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (a)	Total Fair Value
Beginning balance	$10	-	(4)	$6
Total gains or losses (realized/unrealized):
Included in earnings	(15)	(1)	54	38
Included in other comprehensive income	1	-	-	1
Purchases, sales, issuances and settlements, net	150	-	(26)	124
Transfers in and/or out of Level 3 (b)	-	8	-	8
Ending balance	$146	7	24	$177
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008 (c)	$(15)	(1)	27	$11
(a)

Net derivatives include derivative assets and liabilities of $84 million and $75 million, respectively, at December 31, 2009, and derivative assets and liabilities of $30 million and $6 million, respectively, at December 31, 2008.

(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2009	2008
Interest income	$15	7
Corporate banking revenue	1	(4)
Mortgage banking net revenue	127	53
Other noninterest income	15	5
Securities losses, net	(5)	(23)
Other noninterest expense	(4)	-
Total gains	$149	38

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at year end were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2009	2008
Interest income	$11	$7
Corporate banking revenue	1	1
Mortgage banking net revenue	(7)	21
Other noninterest income	20	5
Securities losses, net	(5)	(23)
Other noninterest expense	(4)	-
Total gains	$16	$11

106	Fifth Third Bancorp

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

	Fair Value Measurements Using				Total Losses
($ in millions)	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2009
Commercial loans held for sale	$60	-	163	$223	$(56)
Residential mortgage loans held for sale	-	-	55	55	(2)
Commercial loans	64	-	243	307	(217)
Commercial mortgage loans	37	-	303	340	(136)
Commercial construction loans	40	-	199	239	(150)
Commercial leases	-	-	1	1	(2)
Mortgage servicing rights	-	-	699	699	(24)
Other real estate owned property	-	-	461	461	(131)
Total	$201	-	2,124	$2,325	$(718)

	Fair Value Measurements Using				Total Losses
($ in millions)	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2008
Commercial loans held for sale	$90	-	383	$473	$(523)
Commercial loans	-	-	512	512	(298)
Commercial mortgage loans	-	-	461	461	(186)
Commercial construction loans	-	-	743	743	(274)
Mortgage servicing rights	-	-	496	496	(207)
Total	$90		2,595	$2,685	$(1,488)

During 2009, the Bancorp transferred certain commercial loans with a fair value of $45 million from the portfolio to loans held for sale. The fair value of these loans was based on bids from potential buyers and, therefore, were classified within Level 1 of the valuation hierarchy. During the fourth quarter of 2008, the Bancorp transferred certain commercial, commercial mortgage and commercial construction loans from the portfolio to loans held for sale. During 2009, the Bancorp recorded $56 million in impairment adjustments on these loans. As of December 31, 2009, loans with a fair value of $60 million were based on bids from potential buyers and, therefore, classified within Level 1 of the valuation hierarchy and loans with a fair value of $163 million were based on appraisals of the underlying collateral value and, therefore, classified within Level 3 of the valuation hierarchy.

During 2009, the Bancorp purchased residential mortgage loans with a principal balance of $57 million. The Bancorp subsequently recorded nonrecurring impairment adjustments totaling $2 million during 2009. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, therefore, were classified within Level 3 of the valuation hierarchy.

During 2009 and 2008, the Bancorp recorded nonrecurring impairment adjustments to certain commercial, commercial mortgage and commercial construction loans and commercial leases held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. Amounts that are based on bids for the loans in active markets were classified within Level 1 of the valuation hierarchy. In cases where the carrying value exceeds the fair value of the collateral or quoted bids, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During 2009 and 2008, the Bancorp recognized temporary impairments of $24 million and $207 million, respectively, in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of December 31, 2009 and 2008, respectively. MSRs do not currently trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for further information on the Bancorp’s MSRs.

During 2009, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) and measured at the lower of carrying amount or fair value, less costs to sell. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous table reflects the fair value measurements of the properties before deducting the estimated costs to sell.

Fair Value Option

The Bancorp has elected to measure residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $29 million and $8 million, respectively, were transferred to the Bancorp’s portfolio during 2009 and 2008. Losses related to fair value adjustments on these loans were $2 million and $1 million, during 2009 and 2008, respectively.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $162 million and gains of $13 million, respectively during 2009 and

Fifth Third Bancorp	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008. These gains and losses are reported as mortgage banking net revenue in the Consolidated Statements of Income.

Losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans measured at fair value were $4 million and $1 million,

respectively, during 2009 and 2008. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
As of December 31, 2009
Residential mortgage loans measured at fair value	$1,496	1,463	$33
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	1	1	-

As of December 31, 2008
Residential mortgage loans measured at fair value	$888	848	$40
Past due loans of 90 days or more	2	3	(1)
Nonaccrual loans	-	-	-

Fair Value of Certain Financial Instruments

The following table summarizes carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis at December 31:

	2009		2008
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,318	2,318	2,739	2,739
Other securities	893	893	797	797
Held-to-maturity securities	355	355	360	360
Other short-term investments	3,369	3,369	3,578	3,578
Loans held for sale	543	543	571	571
Portfolio loans and leases, net	73,004	68,748	81,349	74,234
Financial liabilities:
Deposits	84,305	84,544	78,613	79,145
Federal funds purchased	182	182	287	287
Other short-term borrowings	1,415	1,415	9,959	9,969
Long-term debt	10,507	9,899	13,585	11,022

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

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

Loans held for sale

Fair values for commercial loans held for sale were valued based on executable broker quotes when available, or on the fair value of the underlying collateral. Fair values for other consumer loans held for sale are based on contractual values upon which the loans may be sold to a third party, and approximate their carrying value.

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

108	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. CERTAIN REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. During 2009, the amount of dividends the bank subsidiaries could pay to the Bancorp without prior approval of regulatory agencies was limited to their 2009 eligible net profits and the adjusted retained 2008 and 2007 net income of those subsidiaries.

The Bancorp’s subsidiary banks must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and noninterest-bearing cash balances on reserve with a Federal Reserve Bank. In 2009 and 2008, the subsidiary banks were required to maintain average cash reserve balances of $439 million and $403 million, respectively.

The FRB adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. All bank holding companies are required to maintain core capital (Tier I) of at least four percent of risk-weighted assets and off-balance sheet items (Tier I capital ratio), total capital of at least eight percent of risk-weighted assets and off-balance sheet items (Total risk-based capital ratio) and Tier I capital of at least three percent of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp.

Tier I capital consists principally of shareholders’ equity including Tier I qualifying trust preferred securities or notes payable pertaining to unconsolidated special purpose entities that issue trust preferred securities. It excludes unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, goodwill and certain other intangibles.

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

The supervisory agencies, including the Bancorp’s primary regulator, the Federal Reserve Bank of Cleveland, have issued regulations regarding the capital adequacy of subsidiary banks. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described previously. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10% or more, a Tier I capital ratio of six percent or more, a Tier I leverage ratio of five percent or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the Federal Deposit Insurance Act.

On September 30, 2009 the Bancorp merged its Fifth Third Bank (Michigan) and Fifth Third Bank N.A. charters into the Fifth Third Bank (Ohio) charter. As a result, regulatory capital requirements are only applicable to the Bancorp and its subsidiary bank, Fifth Third Bank (Ohio) as of December 31, 2009. The Bancorp and its subsidiary bank had Tier I, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2009 and 2008. As of December 31, 2009, the most recent notification from the FRB categorized the Bancorp and each its subsidiary bank as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s subsidiary banks must, among other things, maintain “well-capitalized” capital ratios.

Bank regulatory authorities in the United States and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, are currently considering changes to the risk-based capital adequacy framework for banks, including emphasis on credit, market and operational risk components, which ultimately could affect the appropriate capital guidelines for bank holding companies such as the Bancorp. The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its significant subsidiary banks at December 31:

	2009		2008
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets): (a)
Fifth Third Bancorp (Consolidated)	$17,635	17.48%	$16,646	14.78%
Fifth Third Bank (Ohio)	15,648	15.56	6,444	10.92
Fifth Third Bank (Michigan) (b)	N/A	N/A	6,664	12.95
Fifth Third Bank, N.A. (b)	N/A	N/A	948	17.59
Tier I capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	13,428	13.31	11,924	10.59
Fifth Third Bank (Ohio)	13,575	13.49	4,799	8.13
Fifth Third Bank (Michigan) (b)	N/A	N/A	5,692	11.06
Fifth Third Bank, N.A. (b)	N/A	N/A	880	16.33
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	13,428	12.43	11,924	10.27
Fifth Third Bank (Ohio)	13,575	12.69	4,799	7.03
Fifth Third Bank (Michigan) (b)	N/A	N/A	5,692	10.45
Fifth Third Bank, N.A. (b)	N/A	N/A	880	14.11
(a)

Under the banking agencies risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

(b)

The Bancorp merged its Fifth Third Bank (Michigan) and Fifth Third Bank N.A. charters into the Fifth Third Bank (Ohio) charter on September 30, 2009. As such, amounts and ratios are not applicable (N/A) as of December 31, 2009.

Fifth Third Bancorp	109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. PARENT COMPANY FINANCIAL STATEMENTS

($ in millions)
Condensed Statements of Income (Parent Company Only)
For the years ended December 31	2009	2008	2007
Income
Dividends from subsidiaries	$-	-	900
Interest on loans to subsidiaries	39	80	75
Other	-	-	9
Total income	39	80	984
Expenses
Interest	222	293	162
Goodwill impairment	-	57	-
Other	20	24	80
Total expenses	242	374	242
Income (Loss) Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	(203)	(294)	742
Applicable income tax benefit	71	84	58
Income (Loss) Before Change in Undistributed Earnings of Subsidiaries	(132)	(210)	800
(Decrease) increase in undistributed earnings of subsidiaries	869	(1,903)	276
Net Income (Loss)	$737	(2,113)	1,076
Condensed Balance Sheets (Parent Company Only)
As of December 31		2009	2008
Assets
Cash		$2	61
Short-term investments		2,350	3,508
Loans to subsidiaries		1,360	1,243
Investment in subsidiaries		16,105	13,453
Goodwill		80	80
Other assets		381	959
Total Assets		$20,278	19,304
Liabilities
Commercial paper and other short-term borrowings		$280	783
Accrued expenses and other liabilities		695	119
Long-term debt		5,806	6,325
Total Liabilities		6,781	7,227
Shareholders’ Equity		13,497	12,077
Total Liabilities and Shareholders’ Equity		$20,278	19,304

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31	2009	2008	2007
Operating Activities
Net income (loss)	$737	(2,113)	1,076
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	2	11	(7)
Decrease (increase) in other assets	83	(85)	(98)
Increase in accrued expenses and other liabilities	591	40	132
(Decrease) increase in undistributed earnings of subsidiaries	(869)	1,903	(276)
Goodwill impairment	-	57	-
Other, net	(6)	(5)	46
Net Cash Provided by (Used in) Operating Activities	538	(192)	873
Investing Activities
Decrease (increase) in short-term investments	1,158	(2,423)	(304)
Capital contribution to subsidiaries	(1,600)	(2,000)	-
Decrease in held-to-maturity and available-for-sale securities	-	-	6
Increase in loans to subsidiaries	(117)	(42)	(565)
Net cash paid in business combinations	-	(328)	-
Net Cash Used in Investing Activities	(559)	(4,793)	(863)
Financing Activities
(Increase) decrease in other short-term borrowings	(503)	763	13
Proceeds from issuance of long-term debt	-	2,126	2,135
Repayment of long-term debt	(31)	(1,714)	(209)
Payment of cash dividends	(247)	(687)	(898)
Issuance of preferred stock, series F, G	-	4,480	-
Issuance of common stock	987	-	-
Exercise of stock-based awards	-	4	50
Dividends on exchange of preferred shares, Series G	35	-	-
Exchange of preferred shares, Series G	(269)	-	-
Retirement of preferred shares, series D, E	-	(9)	-
Dividends on redemption of preferred shares, series D, E	-	(19)	-
Purchases of treasury stock	-	-	(1,084)
Other, net	(10)	(13)	(30)
Net Cash (Used in) Provided by Financing Activities	(38)	4,931	(23)
Decrease in Cash	(59)	(54)	(13)
Cash at Beginning of Year	61	115	128
Cash at End of Year	$2	61	115

110	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30. BUSINESS SEGMENTS

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

On June 30, 2009, the Bancorp completed the Processing Business Sale, which represented the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions Processing Businesses. Financial data for the merchant acquiring and financial institutions processing businesses was originally reported in the former Processing Solutions segment through June 30, 2009. As a result of the sale, the Bancorp no longer presents Processing Solutions as a segment and therefore, historical financial information for the merchant acquiring and financial institutions Processing Businesses has been reclassified under General Corporate/Other for all periods presented. Interchange revenue previously recorded in the Processing Solutions segment and associated with cards currently included in Branch Banking, is now included in the Branch Banking segment for all periods presented. Additionally, the Bancorp retained its retail credit card and commercial multi-card service businesses, which were also originally reported in the former Processing Solutions segment through June 30, 2009, and are now included in the Consumer Lending and Commercial Banking segments, respectively, for all periods presented. Revenue from the remaining ownership interest in the Processing Businesses is recorded in General Corporate and Other as noninterest income.

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

Management made changes to the FTP methodology during 2009 to update the calculation of FTP charges and credits to each of the Bancorp’s business segments. Changes to the FTP methodology were applied retroactively for the year ended 2008 and included updating rates to reflect significant increases in the Bancorp’s liquidity premiums. The increased spreads reflect the Bancorp’s liability structure and are more weighted towards retail product pricing spreads. Management will review FTP spreads periodically based on the extent of changes in market spreads.

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and changes in factors in the allowance for loan and lease losses are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations, by accessing the capital markets as a collective unit.

Fifth Third Bancorp	111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations and average assets by segment for each of the three years ended December 31 are:

2009 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations	Total
Net interest income (a)	$1,383	1,559	494	157	(220)	-	3,373
Provision for loan and lease losses	1,360	585	574	57	967	-	3,543
Net interest income (loss) after provision for loan and lease losses	23	974	(80)	100	(1,187)	-	(170)
Noninterest income:
Service charges on deposits	196	428	-	8	-	-	632
Card and processing revenue	28	264	4	1	357	(39)(b)	615
Mortgage banking net revenue	-	26	526	1	-	-	553
Corporate banking revenue	357	10	-	11	21	-	399
Investment advisory revenue	7	84	-	315	(24)	(83)(c)	299
Gain on sale of Processing Business	-	-	-	-	1,758	-	1,758
Other noninterest income	20	86	40	-	333	-	479
Securities gains (losses), net	1	-	57	-	(11)	-	47
Total noninterest income	609	898	627	336	2,434	(122)	4,782
Noninterest expense:
Salaries, wages and incentives	186	396	160	117	480	-	1,339
Employee benefits	35	106	27	23	120	-	311
Net occupancy expense	17	169	7	10	105	-	308
Card and processing expense	1	68	2	-	122	-	193
Technology and communications	6	16	2	2	155	-	181
Equipment expense	3	48	1	1	70	-	123
Other noninterest expense	741	569	312	201	(330)	(122)	1,371
Total noninterest expense	989	1,372	511	354	722	(122)	3,826
Income (loss) before income taxes	(357)	500	36	82	525	-	786
Applicable income tax expense (benefit) (a)	(237)	176	13	29	68	-	49
Net income (loss)	(120)	324	23	53	457	-	737
Dividends on preferred stock	-	-	-	-	226	-	226
Net income (loss) available to common shareholders	$(120)	324	23	53	231	-	511
Average assets	$46,082	50,019	22,623	5,679	(9,547)	-	114,856
(a)	Includes fully taxable-equivalent adjustments of $19 million.
(b)	Card and processing revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income

2008 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations	Total
Net interest income (a)	$1,567	1,714	481	191	(417)	-	3,536
Provision for loan and lease losses	1,864	352	441	49	1,854	-	4,560
Net interest income (loss) after provision for loan and lease losses	(297)	1,362	40	142	(2,271)	-	(1,024)
Noninterest income:
Service charges on deposits	186	447	-	9	(1)	-	641
Card and processing revenue	26	246	3	2	701	(66)(b)	912
Mortgage banking net revenue	-	13	184	1	1	-	199
Corporate banking revenue	414	12	-	18	-	-	444
Investment advisory revenue	5	84	-	354	(6)	(84)(c)	353
Other noninterest income	47	105	40	2	169	-	363
Securities gains (losses), net	-	-	124	-	(90)	-	34
Total noninterest income	678	907	351	386	774	(150)	2,946
Noninterest expense:
Salaries, wages and incentives	208	409	111	133	476	-	1,337
Employee benefits	35	108	26	26	83	-	278
Net occupancy expense	17	159	8	10	106	-	300
Card and processing expense	1	45	6	-	222	-	274
Technology and communications	7	16	2	2	164	-	191
Equipment expense	4	44	1	1	80	-	130
Goodwill impairment	750	-	215	-	-	-	965
Other noninterest expense	646	512	251	204	(374)	(150)	1,089
Total noninterest expense	1,668	1,293	620	376	757	(150)	4,564
Income (loss) before income taxes	(1,287)	976	(229)	152	(2,254)	-	(2,642)
Applicable income tax expense (benefit) (a)	(554)	344	(81)	54	(292)	-	(529)
Net income (loss)	(733)	632	(148)	98	(1,962)	-	(2,113)
Dividends on preferred stock	-	-	-	-	67	-	67
Net income (loss) available to common shareholders	$(733)	632	(148)	98	(2,029)	-	(2,180)
Average assets	$47,834	46,182	23,294	5,496	(8,510)	-	114,296
(a)	Includes fully taxable-equivalent adjustments of $22 million.
(b)	Card and processing revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

112	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations	Total
Net interest income (a)	$1,312	1,463	412	153	(307)	-	3,033
Provision for loan and lease losses	127	162	159	12	168	-	628
Net interest income after provision for loan and lease losses	1,185	1,301	253	141	(475)	-	2,405
Noninterest income:
Service charges on deposits	152	421	-	7	(1)	-	579
Card and processing revenue	15	220	-	1	633	(43)(b)	826
Mortgage banking net revenue	-	7	122	2	2	-	133
Corporate banking revenue	344	12	-	10	1	-	367
Investment advisory revenue	3	90	-	386	(5)	(92)(c)	382
Other noninterest income	63	102	86	2	(100)	-	153
Securities gains (losses), net	-	-	6	-	21	-	27
Total noninterest income	577	852	214	408	551	(135)	2,467
Noninterest expense:
Salaries, wages and incentives	213	379	51	140	456	-	1,239
Employee benefits	42	100	26	27	83	-	278
Net occupancy expense	15	136	8	10	100	-	269
Card and processing expense	-	46	4	-	194	-	244
Technology and communications	6	14	1	2	146	-	169
Equipment expense	3	37	1	1	81	-	123
Other noninterest expense	516	450	190	215	(247)	(135)	989
Total noninterest expense	795	1,162	281	395	813	(135)	3,311
Income before income taxes	967	991	186	154	(737)	-	1,561
Applicable income tax expense (benefit) (a)	253	349	66	55	(238)	-	485
Net income	714	642	120	99	(499)	-	1,076
Dividends on preferred stock	-	-	-	-	1	-	1
Net income available to common shareholders	$714	642	120	99	(500)	-	1,075
Average assets	$38,830	44,615	23,923	5,891	(10,782)	-	102,477
(a)	Includes fully taxable-equivalent adjustments of $24 million.
(b)	Card and processing revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp	113

ANNUAL REPORT ON FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 001-33653

Incorporated in the State of Ohio

I.R.S. Employer Identification No. 31-0854434

Address: 38 Fountain Square

Plaza Cincinnati, Ohio 45263

Telephone: (800) 972-3030

Securities registered pursuant to Section 12(b) of the Act:	Name of exchange on which registered:
Common Stock, Without Par Value	The NASDAQ Stock Market LLC
8.5% Non-Cumulative Series G Convertible Perpetual Preferred Stock	The NASDAQ Stock Market LLC
7.25% Trust Preferred Securities of Fifth Third Capital Trust V	New York Stock Exchange
7.25% Trust Preferred Securities of Fifth Third Capital Trust VI	New York Stock Exchange
8.875% Trust Preferred Securities of Fifth Third Capital Trust VII	New York Stock Exchange

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☒ No: ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 794,915,755 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2010. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $4,912,264,394 as of June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2009 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2009. No other information contained in this 2009 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	15-16, 115-121
	Employees	30
	Segment Information	32-36, 111-113
	Average Balance Sheets	27
	Analysis of Net Interest Income and Net Interest Income Changes	26-28
	Investment Securities Portfolio	40-41, 75-76
	Loan and Lease Portfolio	39, 77-78
	Risk Elements of Loan and Lease Portfolio	44-54
	Deposits	41-42
	Return on Equity and Assets	14
	Short-term Borrowings	42, 88
Item 1A.	Risk Factors	21-25
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	121
Item 3.	Legal Proceedings	93
Item 4.	Submission of Matters to a Vote of Security Holders	None
	Executive Officers of the Bancorp	122
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	122
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43-61
Item 8.	Financial Statements and Supplementary Data	64-113
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	124
Item 11.	Executive Compensation	124
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	100-102, 124
Item 13.	Certain Relationships and Related Transactions, and Director Independence	124
Item 14.	Principal Accounting Fees and Services	124
PART IV
Item 15.	Exhibits, Financial Statement Schedules	124-127
SIGNATURES		128

114	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

AVAILABILITY OF FINANCIAL INFORMATION

Fifth Third Bancorp (the “Bancorp”) files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Bancorp files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s web site at www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

PART I

ITEM 1. BUSINESS

General Information

Fifth Third Bancorp, an Ohio corporation organized in 1975, is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (FRB). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of all the subsidiaries of the Bancorp as of December 31, 2009.

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

Additional information regarding acquisitions is included in the Regulation and Supervision section in addition to Note 3 of the Notes to Consolidated Financial Statements.

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its subsidiary bank are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and its subsidiary bank are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws are the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank, such as the Bancorp. In addition, the supervision, regulation and examination of the Bancorp and its subsidiaries by the bank regulatory agencies is not intended for the protection of the Bancorp’s security holders. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

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

Fifth Third Bancorp	115

ANNUAL REPORT ON FORM 10-K

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

The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The Bancorp depends in part upon dividends received from its subsidiary bank to fund its activities, including the payment of dividends and its subsidiary bank is subject to regulatory limitations on the amount of dividends it may declare and pay.

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

    Prior to September 30, 2009, the Bancorp owned two state banks, Fifth Third Bank and Fifth Third Bank (Michigan), chartered under the laws of Ohio and Michigan, respectively and one national bank, Fifth Third Bank, N.A. On September 30, 2009 Fifth Third Bank, N.A., and Fifth Third Bank (Michigan) merged with and into Fifth Third Bank, the Ohio chartered bank (the “consolidation”). These banks are subject to extensive state regulation and examination by the appropriate state banking agency in the particular state or states where each state bank is chartered, by the FRB, and by the FDIC, which insures the deposits of each of the state banks to the maximum extent permitted by law. The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various state consumer laws and regulations also affect the operations of the state banks.

Prior to the consolidation, the Bancorp’s national subsidiary bank, Fifth Third Bank, N.A. was subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the FRB and the FDIC, which insures the deposits to the maximum extent permitted by law. The federal laws and regulations that are applicable to national banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans.

In 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law (FDIRA). Pursuant to the FDIRA, the Bank Insurance Fund and Savings Association Fund were merged to create the Deposit Insurance Fund (the “DIF”). The FDIC was granted broader authority in adjusting deposit insurance premium rates and more flexibility in establishing the designated reserve ratio. FDIRA provided assessment credits to insured depository institutions that could be used to offset 100% of insurance premiums in 2007 and 90% of premiums in 2008-2010 or until they are fully exhausted. The Bancorp fully exhausted its assessment credits in the second quarter of 2008. Insured depository institutions are placed into one of four risk categories under FDIRA, with the vast majority qualifying for Risk Category I. Risk Category I institutions insurance premiums are based upon CAMELS ratings, long-term debt issuer ratings (if applicable) and various financial ratios derived from the Consolidated Report of Condition and Income (Call Report). In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for Risk Category I institutions ranging from 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category I institutions beginning in the second quarter of 2009. For Risk Category I institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category I institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category I institution’s initial base assessment rate, include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, as part of its efforts to rebuild the DIF, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. In lieu of further special assessments, in November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated

116	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.

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

The FRB has established capital guidelines for financial holding companies. The FRB and the OCC have also issued regulations establishing capital requirements for banks. Failure to meet capital requirements could subject the Bancorp and its subsidiary bank to a variety of restrictions and enforcement actions. In addition, as discussed previously, the Bancorp’s subsidiary bank must remain well capitalized for the Bancorp to retain its status as a financial holding company.

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

On September 3, 2009, the United States Treasury Department (“Treasury”) issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, stronger and higher capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. Treasury seeks to reach a comprehensive international agreement on the framework by December 31, 2010, with the implementation of reforms by December 31, 2012. However, it remains possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals include two measures of liquidity based on risk exposure, one based on a 30-day time horizon under an acute liquidity stress scenario and one

Fifth Third Bancorp	117

ANNUAL REPORT ON FORM 10-K

designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

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

The Sarbanes-Oxley Act of 2002, (Sarbanes-Oxley) implements a broad range of corporate governance and

118	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

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

Additional information regarding regulatory matters is included in Note 28 of the Notes to Consolidated Financial Statements.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, in response to the stresses experienced in the financial markets, the Emergency Economic Stabilization Act (EESA) was enacted. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. In December 2009, Treasury extended TARP, scheduled to expire on December 31, 2009, to October 3, 2010.

Capital Purchase Program

Pursuant to its authority under EESA, Treasury created the TARP Capital Purchase Program (CPP) under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. Under the original terms of the CPP purchase agreement, CPP recipients were prohibited from redeeming the senior preferred stock for three years, unless they earlier completed a qualified equity offering of Tier 1 capital qualifying securities in an amount equal to the liquidation preference of the CPP investment. Under the American Recovery and Reinvestment Act of 2009, the Secretary of Treasury shall permit any recipient of funds under the TARP to repay such funds without regard to the source of the funds or any waiting period, subject to consultation with the appropriate federal banking agency. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

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

On December 31, 2008, Bancorp entered into a Letter Agreement (including the Securities Purchase Agreement—

Fifth Third Bancorp	119

ANNUAL REPORT ON FORM 10-K

Standard Terms incorporated by reference therein, the “Purchase Agreement) with Treasury pursuant to which the Company issued and sold to Treasury for an aggregate purchase price of approximately $3.4 billion in cash: (i) 136,320 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, having a liquidation preference of $25,000 per share (the “Series F Preferred Stock), and (ii) a ten-year warrant to purchase up to 43,617,747 shares of the Company’s common stock, no par value per share, at an initial exercise price of $11.72 per share.

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

Importantly, the CPP may be unilaterally amended by the Treasury. Accordingly, the Company may be subject to further restrictions or obligations as a result of its participation in the CPP or redemption of CPP.

TLG Program

Pursuant to EESA, on November 21, 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guaranty Program (TLGP). Included within the TLGP was the Transaction Account Guarantee Program in which the FDIC will provide full FDIC deposit insurance coverage for all non-interest-bearing transaction accounts through June 30, 2010 (extended from December 31, 2009 subject to an opt-out provision, by subsequent amendment). Coverage under the Transaction Account Guarantee Program was available for the first 30 days without charge. Thereafter, the fee assessment for deposit insurance coverage is assessed on a quarterly basis at an annualized 10 basis points per quarter on amounts in covered accounts exceeding $250,000 for 2008. During the six month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions in Risk Category I of the risk based premium system. The Company elected to participate in the Transaction Account Guarantee Program and not opt out of the six month extension.

Capital Assistance Program

On February 25, 2009, under its Financial Stability Plan, Treasury announced the Capital Assistance Program (“CAP”). The CAP did not replace the CPP and was open to qualifying institutions regardless of whether they participated in the CPP. The deadline to apply for the CAP was November 9, 2009. Bancorp did not participate in the CAP.

Term Asset-Backed Securities Loan Facility

Under the Term Asset-Backed Securities Loan Facility (“TALF”), the Federal Reserve Bank of New York is authorized to lend up to $200 billion to eligible owners of certain AAA-rated asset backed securities backed by newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans, and commercial mortgage-backed securities (“CMBS”). Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account relationship with a primary dealer. The facility will cease making loans collateralized by newly issued CMBS on June 30, 2010, and loans collateralized by all other types of TALF-eligible newly issued and legacy CMBS on March 31, 2010, unless the FRB extends the facility.

Supervisory Capital Assessment Program

On February 10, 2009, Treasury announced a new financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under EESA. Pursuant to the CAP, the Bancorp, along with the other domestic bank holding companies with assets of more than $100 billion at December 31, 2008, was subject to a forward-looking stress test called the Supervisory Capital Assessment Program (the “SCAP”). The SCAP exam evaluated the projected level and quality of each institution’s capital during specified economic scenarios through the end of 2010, which included a baseline scenario, reflecting a consensus estimate of private-sector forecasters, and a more adverse scenario, reflecting an economic situation more severe than is generally anticipated.

On May 7, 2009, the Bancorp announced its SCAP results. The results of the SCAP assessment indicated that the Bancorp’s Tier 1 Capital and Total Risk-Based Capital ratios were expected to continue to exceed the levels required to maintain a “well-capitalized” status under the more adverse scenario as defined by the assessment. As a result, the Bancorp was not required to raise additional overall capital. The SCAP results did indicate that the Bancorp’s Tier 1 common equity would be required to be augmented to maintain a capital buffer above the newly required four percent threshold of the Tier 1 common equity ratio under the more adverse scenario of the assessment. The total amount required, prior to considering activities by the Bancorp since the end of the fourth quarter of 2008, was $2.6 billion. After considering such activities, including the sale of the Bancorp’s processing business, the indicated additional net Tier 1 common equity required was $1.1 billion. During the second quarter of 2009, in order to raise additional capital to augment Tier 1 common equity, the Bancorp completed a $1 billion common stock offering and an exchange of a portion of its Series G preferred stock. As a result of the common stock offering, the exchange of the preferred stock, and the sale of its processing business, the Bancorp exceeded its Tier 1 common equity requirement under the SCAP assessment by approximately $650 million. Additionally, in July of 2009, the Bancorp sold its Visa, Inc. Class B common shares resulting in an additional net $206 million benefit to equity.

Regulatory Reform

Incentive Compensation Proposals. On October 22, 2009, the FRB proposed guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

    The guidance would apply to all banking organizations supervised by the FRB and covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group. The proposed guidance would apply to incentive compensation arrangements for: (i) senior executives and others who are responsible for oversight of the organization’s firm-wide activities or material business lines; (ii) individual employees, including non-executives, whose activities may expose the organization to material amounts of risk; and (iii) groups of employees who are subject to the same or similar incentive compensation arrangements and who, in the aggregate, may expose the organization to material amounts of risk.

120	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

In connection with the proposed guidance, the Federal Reserve also announced that it will conduct a special horizontal review of incentive compensation practices at 28 large complex banking organizations to ensure the organizations do not encourage excessive risk taking and otherwise comply with the principles set forth in the proposed guidance. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Corporation’s ability to hire, retain and motivate its key employees.

The Financial Crisis Responsibility Fee

On January 14, 2010, the current administration announced a proposal to impose a Financial Crisis Responsibility Fee on those financial institutions with over $50 billion in consolidated assets. Such Financial Crisis Responsibility Fee would be collected by the Internal Revenue Service and would be approximately fifteen basis points, or 0.15%, of an amount calculated by subtracting a covered institution’s Tier I capital and FDIC-assessed deposits (and/or an adjustment for insurance liabilities covered by state guarantee funds) from such institution’s total assets.

The Financial Crisis Responsibility Fee, if implemented as proposed, would go into effect on June 30, 2010 and remain in place for at least ten years. Treasury would be asked to report after five years on the effectiveness of the Financial Crisis Responsibility Fee as well as its progress in repaying projected losses to the U.S. government as a result of TARP. If losses to the U.S. government as a result of TARP have not been recouped after ten years, the Financial Crisis Responsibility Fee would remain in place until such losses have been recovered.

Legislative Reform.

In 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Bancorp included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (iii) to further limit the ability of banks to engage in transactions with affiliates; and (iv) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. The Bancorp cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Bancorp and its subsidiaries may be affected thereby.

ITEM 2. PROPERTIES

The Bancorp’s executive offices and the main office of Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio in a 32-story office tower, a five-story office building with an attached parking garage and a separate ten-story office building known as the Fifth Third Center, the William S. Rowe Building and the 530 Building, respectively. The Bancorp’s main operations center is located in Cincinnati, Ohio, in a three-story building with an attached parking garage known as the Madisonville Operations Center. A subsidiary of the Bancorp owns 100% of these buildings.

At December 31, 2009, the Bancorp, through its banking and non-banking subsidiaries, operated 1,309 banking centers, of which 896 were owned, 278 were leased and 135 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, Pennsylvania, Missouri, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

Fifth Third Bancorp	121

ANNUAL REPORT ON FORM 10-K

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 26, 2010 are listed below along with their business experience during the past 5 years:

Kevin T. Kabat, 53. Chairman, President and Chief Executive Officer of the Bancorp since June 2008, June 2006 and April 2007, respectively. Previously, Mr. Kabat was Executive Vice President of the Bancorp since December 2003.

Greg D. Carmichael, 48. Executive Vice President and Chief Operating Officer of the Bancorp since June 2006. Prior to that he was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003

Mark D. Hazel, 44. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that he was the Assistant Controller of the Bancorp since 2006 and was the Controller of Nonbank entities since 2003.

Gregory L. Kosch, 50. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Kosch was Senior Vice President and head of the Bancorp’s Commercial Division in the Chicago affiliate since June 2002.

Bruce K. Lee, 49. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Lee was President and CEO of Fifth Third Bank (Northwestern Ohio) since July 2002.

Daniel T. Poston, 51. Executive Vice President of the Bancorp since June 2003, and Chief Financial Officer of the Bancorp since September 2009. Previously, Mr. Poston was the Controller of the Bancorp from July 2007 to May 2008 and from November 2008 to September 2009. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from May 2008 to November 2008. Formerly, Mr. Poston was the Auditor of the Bancorp since October 2001 and was Senior Vice President of the Bancorp and Fifth Third Bank since January 2002.

Paul L. Reynolds, 48. Executive Vice President, Secretary and General Counsel of the Bancorp since September 1999, January 2002 and January 2002, respectively.

Mahesh Sankaran, 47. Senior Vice President and Treasurer of the Bancorp since June 2006. Previously, Mr. Sankaran was Treasurer for Huntington Bancshares Incorporated since February 2005. Prior to that Mr. Sankaran was Treasurer for Compass Bankshares, Inc.

Robert A. Sullivan, 54. Senior Executive Vice President of the Bancorp since December 2002.

Mary E. Tuuk, 45. Executive Vice President and Chief Risk Officer of the Bancorp since June 2007. Previously, Ms. Tuuk was Senior Vice President of Fifth Third Bancorp since 2003.

Terry E. Zink, 58. Executive Vice President of the Bancorp since March 2007 and President and CEO of Fifth Third Bank (Chicago) since January 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is included in the Corporate Information found on the inside of the back cover and in the discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 28 of the Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2009, the Bancorp had approximately 59,426 shareholders of record.

Issuer Purchases of Equity Securities

Period	Shares Purchased (a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs
October 2009	-	$-	-	19,201,518
November 2009	-	-	-	19,201,518
December 2009	-	-	-	19,201,518
Total	-	$-	-	19,201,518
(a)

The Bancorp repurchased 15,459, 0, and 3,409 shares during October, November and December of 2009 in connection with various employee compensation plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

122	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2005 through 2009, and 2000 through 2009, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

Fifth Third Bancorp	123

ANNUAL REPORT ON FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS” of the Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 24 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” of the Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages
Report of Independent Registered Public Accounting Firm	63
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	64-67
Notes to Consolidated Financial Statements	68-113

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

124	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

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

Fifth Third Bancorp	125

ANNUAL REPORT ON FORM 10-K

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

10.24	Southern Community Bancorp Equity Incentive Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *
10.25	Southern Community Bancorp Director Statutory Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *

126	Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K

10.26	Peninsula Bank of Central Florida Key Employee Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.27	Peninsula Bank of Central Florida Director Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.28	First Bradenton Bank Amended and Restated Stock Option Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. *
10.29	Letter Agreement with R. Mark Graf. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *
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

10.44	Warrant dated June 30, 2009 issued by FTPS Holding, LLC to Fifth Third Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.
10.45

Amended & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of June 30, 2009 among Advent-Kong Blocker Corp., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and FTPS Holding, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.46

Amendment and Restatement Agreement and Reaffirmation (excluding certain schedules) dated as of June 30, 2009 among Fifth Third Processing Solutions, LLC, FTPS Holding, LLC, Card Management Company, LLC, Fifth Third Holdings, LLC and Fifth Third Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.47

Registration Rights Agreement dated as of June 30, 2009 among Advent-Kong Blocker Corp., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and FTPS Holding, LLC. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.48

Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units dated October 16, 2009 executed by Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert Sullivan, and Terry Zink. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2009. *

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
14	Code of Ethics. Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2009.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
99.1	Certification Pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008 by Chief Executive Officer
99.2	Certification Pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008 by Chief Financial Officer
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. **

(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)	Fifth Third Bancorp also entered into an identical security on April 30, 2008 representing an additional $250,000,000 of its 6.25% Senior Notes due 2013.
*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Fifth Third Bancorp	127

ANNUAL REPORT ON FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

Kevin T. Kabat

Chairman, President and CEO

Principal Executive Officer

February 26, 2010

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 26, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

Kevin T. Kabat

Chairman, President and CEO

Principal Executive Officer

Daniel T. Poston

Executive Vice President and CFO

Principal Financial Officer

Mark D. Hazel

Senior Vice President and Controller

Principal Accounting Officer

DIRECTORS:

Darryl F. Allen

Ulysses L. Bridgeman, Jr.

Emerson L. Brumback

James P. Hackett

Gary R. Heminger

Jewell D. Hoover

Kevin T. Kabat

Mitchel D. Livingston, Ph.D.

Hendrik G. Meijer

John J. Schiff, Jr.

Dudley S. Taft

Thomas W. Traylor

Marsha C. Williams

128	Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest-Bearing Deposits in Banks (a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2009	$83,391	$12	$1,023	$17,100	$101,526	$2,329	$14,266	$114,856
2008	85,835	438	183	13,424	99,880	2,490	13,411	114,296
2007	78,348	257	147	11,630	90,382	2,275	10,613	102,477
2006	73,493	252	144	20,910	94,799	2,477	8,713	105,238
2005	67,737	88	113	24,806	92,744	2,750	8,102	102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896
2003	52,414	92	215	28,640	81,361	1,600	5,250	87,481
2002	45,539	155	184	23,246	69,124	1,551	5,007	75,037
2001	44,888	69	132	19,737	64,826	1,482	5,000	70,683
2000	42,690	118	82	18,630	61,520	1,456	4,229	66,611

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates - $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2009	$16,862	$15,070	$16,875	$4,320	$14,103	$10,367	$2,265	$79,862	$6,980	$86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774
2003	10,482	18,679	8,020	3,189	6,426	3,832	3,862	54,490	12,373	66,863
2002	8,953	16,239	9,465	1,162	8,855	2,237	2,018	48,929	7,191	56,120
2001	7,394	11,489	4,928	2,552	13,473	3,821	1,992	45,649	8,799	54,448
2000	6,257	9,531	5,799	939	13,716	4,283	3,896	44,421	9,725	54,146

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share (b) (c)
								Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings
2009	$4,668	$1,314	$4,782	$3,826	$511	$0.73	$0.67	.04	$0.73	$0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	.75	(3.94)	(3.94)
2007	6,027	3,018	2,467	3,311	1,075	1.99	1.98	1.70	2.00	1.99
2006	5,955	3,082	2,012	2,915	1,188	2.13	2.12	1.58	2.14	2.13
2005	4,995	2,030	2,374	2,801	1,548	2.79	2.77	1.46	2.79	2.77
2004	4,114	1,102	2,355	2,863	1,524	2.72	2.68	1.31	2.72	2.68
2003	3,991	1,086	2,398	2,466	1,664	2.91	2.87	1.13	2.91	2.87
2002	4,129	1,430	2,111	2,265	1,530	2.64	2.59	.98	2.64	2.59
2001	4,709	2,278	1,732	2,397	1,001	1.74	1.70	.83	1.74	1.70
2000	4,947	2,697	1,430	1,981	1,054	1.86	1.83	.70	1.70	1.68

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT SHARE DATA)
		Shareholders’ Equity
Year	Common Shares Outstanding (c)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share (b)	Allowance for Loan and Lease Losses
2009	795,068,164	$1,779	$3,609	$1,743	$6,326	$241	$(201)	$13,497	$12.44	$3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.00	771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	16.98	744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	15.99	713
2003	566,685,301	1,295	9	1,964	6,481	(120)	(962)	8,667	15.29	697
2002	574,355,247	1,295	9	2,010	5,465	369	(544)	8,604	14.98	683
2001	582,674,580	1,294	9	1,943	4,502	8	(4)	7,752	13.31	624
2000	569,056,843	1,263	9	1,454	3,982	28	(1)	6,735	11.83	609
(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for accounting guidance relating to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.
(c)	Adjusted for stock splits in 2000.

Fifth Third Bancorp	129

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS

Kevin T. Kabat

Chairman, President & CEO

Fifth Third Bancorp

Darryl F. Allen

Retired Chairman President & CEO

Aeroquip-Vickers, Inc.

Ulysses L. Bridgeman, Jr.

President

ERJ Inc. and Manna, Inc.

Emerson L. Brumback

Retired President & COO

M&T Bank.

James P. Hackett

President & CEO

Steelcase, Inc.

Gary R. Heminger

Executive Vice President

Marathon Oil Corporation

Jewell D. Hoover

Principal

Hoover and Associates, LLC

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

Kevin T. Kabat

Chairman, President & CEO

Greg D. Carmichael

Executive Vice President & Chief Operating Officer

Mark D. Hazel

Senior Vice President & Controller

Gregory L. Kosch

Executive Vice President

Bruce K. Lee

Executive Vice President

Daniel T. Poston

Executive Vice President & Chief Financial Officer

Paul L. Reynolds

Executive Vice President, Secretary & Chief Administrative Officer

Mahesh Sankaran

Senior Vice President & Treasurer

Robert A. Sullivan

Senior Executive Vice President

Mary E. Tuuk

Executive Vice President & Chief Risk Officer

Terry E. Zink

Executive Vice President

AFFILIATE CHAIRMEN

Charlie W. Brinkley, Jr.

Central Florida

H. Lee Cooper

Southern Indiana

Gordon E. Inman

Tennessee

Donald B. Shackelford

Central Ohio

John S. Szuch

Northwestern Ohio

REGIONAL PRESIDENTS

Todd F. Clossin

Dan W. Hogan

Robert A. Sullivan

Michelle L. VanDyke

Terry E. Zink

AFFILIATE PRESIDENTS & CEOs

Samuel G. Barnes

Central Kentucky

John H. Bultema III

Western Michigan

David A. Call

South Florida

Todd F. Clossin

Northeastern Ohio

John N. Daniel

Southern Indiana

Karen Dee

Central Florida

David Girodat

Eastern Michigan

Dan W. Hogan

Tennessee

Robert E. James, Jr.

North Carolina

Brian P. Keenan

Tampa Bay

Robert W. LaClair

Northwestern Ohio

Philip R. McHugh

Louisville

Jordan A. Miller, Jr.

Central Ohio

John E. Pelizzari

Central Indiana

Robert A. Sullivan

Cincinnati

Terry E. Zink

Chicago

FIFTH THIRD BANCORP BOARD COMMITTEES

Finance Committee

Kevin T. Kabat, Chair

James P. Hackett

Gary R. Heminger

Dudley S. Taft

Audit Committee

Darryl F. Allen, Chair

Ulysses L. Bridgeman, Jr.

Emerson L. Brumback

Marsha C. Williams

Compensation Committee

Gary R. Heminger, Chair

Mitchel D. Livingston, Ph. D.

Hendrik G. Meijer

Nominating and Corporate Governance Committee

James P. Hackett, Chair

Darryl F. Allen

Marsha C. Williams

Risk and Compliance Committee

Marsha C. Williams, Chair

Ulysses L. Bridgeman, Jr.

Jewell D. Hoover

Hendrik G. Meijer

Dudley S. Taft

Thomas W. Traylor

Trust Committee

Mitchel D. Livingston, Ph.D., Chair

Kevin T. Kabat

John J. Schiff, Jr.

130	Fifth Third Bancorp