Form 10-Q
period 2010-03-31
FIFTH THIRD BANCORP
filed 2010-05-07
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

There were 794,816,131 shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2010.

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties in separating Fifth Third Processing Solutions from Fifth Third; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Fifth Third Web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

TABLE 1: Selected Financial Data

For the three months ended March 31 ($ in millions, except per share data)	2010	2009	% Change
Income Statement Data
Net interest income (a)	$901	$781	15
Noninterest income	627	697	(10)
Total revenue (a)	1,528	1,478	3
Provision for loan and lease losses	590	773	(24)
Noninterest expense	956	962	(1)
Net income (loss)	(10)	50	NM
Net income (loss) available to common shareholders	(72)	(26)	(175)
Common Share Data
Earnings per share, basic	($.09)	($.04)	(125)
Earnings per share, diluted	(.09)	(.04)	(125)
Cash dividends per common share	.01	.01	—
Market value per share	13.56	2.92	364
Book value per share	12.31	13.61	(10)
Financial Ratios (%)
Return on assets	(.04)%	.17	NM
Return on average common equity	(3.0)	(1.4)	(114)
Average equity as a percent of average assets	11.92	10.18	17
Tangible equity (b)	9.67	7.89	23
Tangible common equity (c)	6.37	4.23	51
Net interest margin (a)	3.63	3.06	19
Efficiency (a)	62.6	65.1	(4)
Credit Quality
Net losses charged off	$582	$490	19
Net losses charged off as a percent of average loans and leases	3.01%	2.37%	26
Allowance for loan and lease losses as a percent of loans and leases	4.91	3.71	32
Allowance for credit losses as a percent of loans and leases (d)	5.25	3.99	31
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (e)	4.02	3.19	26
Average Balances
Loans and leases, including held for sale	$80,136	$85,829	(7)
Total securities and other short-term investments	20,559	17,835	15
Total assets	113,433	118,681	(4)
Transaction deposits (f)	64,203	52,347	23
Core deposits (g)	76,262	66,848	14
Wholesale funding (h)	20,215	34,902	(42)
Shareholders’ equity	13,518	12,084	12
Regulatory Capital Ratios (%)
Tier I capital	13.40%	10.93	23
Total risk-based capital	17.55	15.13	16
Tier I leverage	12.00	10.29	17
Tier I common equity	6.97	4.50	55

(a)	Amounts presented on a fully taxable equivalent (FTE) basis. The FTE adjustments for the three months ended March 31, 2010 and 2009 were $4 and $5, respectively.
(b)	The tangible equity ratio is calculated as tangible equity (shareholders’ equity less goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (total assets less goodwill, intangible assets and tax affected accumulated other comprehensive income). For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The tangible common equity ratio is calculated as tangible common equity (shareholders’ equity less preferred stock, goodwill, intangible assets and accumulated other comprehensive income) divided by tangible assets (defined above). For further information, see the Non-GAAP Financial Measures section of the MD&A.
(d)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(e)	Excludes nonaccrual loans held for sale.
(f)	Includes demand, interest checking, savings, money market and foreign office deposits of commercial customers.
(g)	Includes transaction deposits plus other time deposits.
(h)	Includes certificates $100 thousand and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.

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

The Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2010, the Bancorp had $113 billion in assets, operated 16 affiliates with 1,309 full-service Banking Centers, including 103 Bank Mart® locations open seven days a week inside select grocery stores, and 2,364 Jeanie® ATMs in the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2010, net interest income, on a fully taxable equivalent (FTE) basis, and noninterest income provided 59% and 41% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from service charges on deposits, mortgage banking net revenue, corporate banking revenue, fiduciary and investment management fees and card and processing revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, costs incurred in the origination of loans and leases, and insurance premiums paid to the Federal Deposit Insurance Corporation (FDIC).

Earnings Summary

During the quarter ended March 31, 2010, the Bancorp continued to be affected by a challenging credit environment. The Bancorp’s net loss available to common shareholders for the quarter ended March 31, 2010 was $72 million, or $0.09 per diluted share, which included $62 million in preferred stock dividends. The Bancorp’s net loss available to common shareholders was $26 million, or $0.04 per diluted share, for the quarter ended March 31, 2009, which included $76 million in preferred stock dividends.

Net interest income (FTE) increased 15% in the first quarter of 2010 to $901 million, compared to $781 million in the same period last year. The primary reason for the increase in net interest income was a 59 basis point (bp) increase in the interest rate spread. This was the result of a mix shift from higher cost term deposits to lower cost deposit products throughout 2009 and into the first quarter of 2010 as well as a decrease in short term borrowings and long term debt, partially offset by reduced loan demand. First quarter 2010 and 2009 results included $21 million and $44 million, respectively, of net interest income due to the accretion of purchase accounting adjustments related to loans and deposits from acquisitions during 2008. In addition, there was a $6 million charge to net interest income related to the change in timing of expected cash flows on certain leveraged leases from a settlement with the IRS in the first quarter of 2009. Excluding these adjustments, net interest income increased $137 million, or 18%, from the first quarter of 2009. Net interest margin was 3.63% in the first quarter of 2010, an increase of 57 bp from the first quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest income decreased 10% to $627 million in the first quarter of 2010 compared to the same period last year. First quarter 2010 results include $13 million in revenue from the Transition Service Agreement (TSA) entered into as part of the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing business in June 2009 (hereinafter the “Processing Business Sale”), while first quarter 2009 results include $54 million in charges related to one of the Bancorp’s Bank Owned Life Insurance (BOLI) policies. Excluding these items, noninterest income declined $137 million driven primarily by lower card and processing revenue due to the Processing Business Sale and a decrease in corporate banking revenue, partially offset by growth in mortgage banking net revenue and investment advisory revenue.

Noninterest expense remained relatively flat compared to the first quarter of 2009. A decrease in card and processing expense due to the Processing Business Sale in June 2009 as well as a lower provision for unfunded commitments and letters of credit were offset by higher FDIC insurance premiums and an increase in expenses related to representations and warranties on residential mortgage loans sold to third-parties. In addition, first quarter 2010 results include $13 million in operating expenses related to the previously discussed TSA.

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities (ABS) backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Throughout 2009 and into 2010, the Bancorp continued to be affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends, however, began to show signs of stabilization at the end of 2009 and into the first quarter of 2010 and, as a result, the provision for loan and lease losses decreased 24% to $590 million for the three months ended March 31, 2010, compared to $773 million during the three months ended March 31, 2009. Net charge-offs as a percent of average loans and leases increased to 3.01% during the first quarter of 2010 compared to 2.37% during the first quarter of 2009. At March 31, 2010, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (excluding nonaccrual loans held for sale) were 4.02%, compared to 4.22% at December 31, 2009 and 3.19% at March 31, 2009. Refer to the Credit Risk Management section in Management’s Discussion and Analysis for more information on credit quality.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (FRB). As of March 31, 2010, the Tier 1 capital ratio was 13.40%, the Tier 1 leverage ratio was 12.00% and the total risk-based capital ratio was 17.55%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The following table reconciles Non-GAAP financial measures to U.S. GAAP as of:

TABLE 2: Non-GAAP Financial Measures

As of March 31 ($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Total shareholders’ equity	$13,408	13,497	12,102
Less:
Goodwill	(2,417)	(2,417)	(2,623)
Intangible assets	(94)	(106)	(154)
Accumulated other comprehensive income	(288)	(241)	(151)

Tangible equity (a)	10,609	10,733	9,174
Less: preferred stock	(3,620)	(3,609)	(4,252)

Tangible common equity (b)	6,989	7,124	4,922
Total assets	112,651	113,380	119,313
Less:
Goodwill	(2,417)	(2,417)	(2,623)
Intangible assets	(94)	(106)	(154)
Accumulated other comprehensive income, before tax	(443)	(370)	(233)

Tangible assets, excluding unrealized gains / losses (c)	$109,697	110,487	116,303

Ratios:
Tangible equity (a) / (c)	9.67%	9.71%	7.89%
Tangible common equity (b) / (c)	6.37%	6.45%	4.23%

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a complete discussion of the significant new accounting standards recently adopted by the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis - Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009. No material changes have been made to the valuation techniques or models during the three months ended March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Table 3 presents the components of net interest income, net interest margin and net interest spread for the three months ended March 31, 2010 and 2009. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income (FTE) was $901 million for the first quarter of 2010, an increase of $120 million from the first quarter of 2009. Net interest income was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest income by $21 million during the first quarter of 2010, compared to an increase of $44 million for the first quarter of 2009. In addition, there was a $6 million charge to net interest income related to the change in timing of expected cash flows on certain leveraged leases related to the IRS settlement in the first quarter of 2009. Exclusive of the impact of these items, net interest income increased $137 million compared to the first quarter of 2009. Net interest income was positively impacted by improved pricing spreads on commercial loan originations, a shift in funding composition to lower cost core deposits as higher priced term deposits issued in the second half of 2008 continued to mature throughout 2009 and into 2010 and a decrease in the average rate paid on interest bearing liabilities. Net interest income was also impacted by a decrease in average interest bearing liabilities of $8.6 billion from the first quarter of 2009, driven primarily by growth in the Bancorp’s free-funding position. The shift in composition of average interest earning assets and average interest bearing liabilities resulted in an increase in the net interest rate spread to 3.33% for the three months ended March 31, 2010 from 2.74% in the same period last year.

Net interest margin increased to 3.63% in the first quarter of 2010 compared to 3.06% in the first quarter of 2009. Net interest margin was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest margin approximately 9 bp in the first quarter of 2010 compared to 17 bp in the first quarter of 2009. In addition, the first quarter of 2009 had a 2 bp reduction to the net interest margin as a result of the charge related to the change in timing of expected cash flows on certain leveraged leases related to the IRS settlement as previously mentioned. Exclusive of these adjustments, net interest margin increased 63 bp on a year-over-year basis driven by improved pricing on new commercial loan originations and the previously mentioned shift in funding composition to lower cost core deposits, an increase in free-funding balances and a decrease in average rates paid on interest bearing liabilities.

Total average interest-earning assets decreased three percent from the first quarter of 2009. This decrease was driven by a 10% decrease in average commercial loans and two percent decrease in average consumer loans partially offset by a $2.7 billion, or 15%, increase in the average investment portfolio compared to the first quarter of 2009. The increase in the average investment portfolio compared to the first quarter of 2009 is a result of an increase in purchases of mortgage-backed securities and automobile asset-backed securities over the course of 2009. Further detail on the Bancorp’s investment securities portfolio can be found in the Investment Securities section of Management’s Discussion and Analysis.

Interest income (FTE) from loans and leases decreased $38 million, or four percent, compared to the first quarter of 2009. The decrease in interest income was a result of a four percent decrease in average loan and lease balances partially offset by a 14 bp increase in average yield. Exclusive of the amortization and accretion of premiums and discounts on acquired loans and leveraged lease charges discussed above, interest income (FTE) from loans and leases decreased $21 million compared to the prior year’s first quarter.

Interest income (FTE) from investment securities and short-term investments increased one percent compared to the first quarter of 2009 as a result of the 15% increase in the average investment portfolio partially offset by a 50 bp decrease in the average yield.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	March 31, 2010			March 31, 2009			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/ Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial and industrial loans	$26,299	$299	4.61%	$28,968	$286	4.00%	$(28)	$41	$13
Commercial mortgage	11,836	123	4.20	12,809	144	4.56	(10)	(11)	(21)
Commercial construction	3,781	27	2.92	5,115	42	3.35	(10)	(5)	(15)
Commercial leases	3,468	39	4.54	3,564	28	3.12	(1)	12	11

Subtotal – commercial	45,384	488	4.36	50,456	500	4.02	(49)	37	(12)
Residential mortgage loans	9,478	121	5.18	10,921	162	6.04	(19)	(22)	(41)
Home equity	12,338	122	4.02	12,763	135	4.28	(5)	(8)	(13)
Automobile loans	10,185	157	6.24	8,687	137	6.40	23	(3)	20
Credit card	1,940	51	10.76	1,825	49	10.89	3	(1)	2
Other consumer loans/leases	811	24	11.87	1,177	18	6.18	(7)	13	6

Subtotal – consumer	34,752	475	5.55	35,373	501	5.75	(5)	(21)	(26)

Total loans and leases	80,136	963	4.87	85,829	1,001	4.73	(54)	16	(38)
Securities:
Taxable	17,240	180	4.23	16,283	176	4.39	10	(6)	4
Exempt from income taxes (b)	175	3	7.08	262	5	7.44	(2)	—	(2)
Other short-term investments	3,144	1	0.18	1,290	1	0.19	—	—	—

Total interest-earning assets	100,695	1,147	4.62	103,664	1,183	4.63	(46)	10	(36)
Cash and due from banks	2,247			2,438
Other assets	14,262			15,363
Allowance for loan and lease losses	(3,771)			(2,784)

Total assets	$113,433			$118,681

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest checking	$19,533	$14	0.28%	$14,229	$10	0.27%	$4	$—	$4
Savings	18,469	31	0.67	16,272	36	0.89	4	(9)	(5)
Money market	4,622	5	0.46	4,559	8	0.72	—	(3)	(3)
Foreign office deposits	2,757	2	0.34	1,755	2	0.54	1	(1)	—
Other time deposits	12,059	82	2.75	14,501	130	3.62	(20)	(28)	(48)
Certificates - $100,000 and over	7,049	37	2.16	11,802	88	3.04	(29)	(22)	(51)
Other deposits	8	—	0.02	247	—	0.23	—	—	—
Federal funds purchased	220	—	0.13	701	1	0.30	—	(1)	(1)
Other short-term borrowings	1,449	—	0.23	9,621	23	1.00	(12)	(11)	(23)
Long-term debt	11,489	75	2.64	12,531	104	3.36	(8)	(21)	(29)

Total interest-bearing liabilities	77,655	246	1.29	86,218	402	1.89	(60)	(96)	(156)
Demand deposits	18,822			15,532
Other liabilities	3,438			4,847

Total liabilities	99,915			106,597
Shareholders’ equity	13,518			12,084

Total liabilities and shareholders’ equity	$113,433			$118,681

Net interest income		$901			$781		$14	$106	$120
Net interest margin			3.63%			3.06%
Net interest rate spread			3.33			2.74
Interest-bearing liabilities to interest-earning assets			77.12	83.17

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $4 and $5 for the three months ended March 31, 2010 and 2009, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average core deposits increased $9.4 billion, or 14%, compared to the first quarter of last year primarily due to an increase in average demand deposits, average interest checking balances and average savings balances partially offset by a decrease in average time deposits. The cost of average core deposits decreased 52 bp from the first quarter of 2009 to .94% in the first quarter of 2010 primarily as a result of a mix shift to lower cost core deposits and an 87 bp decrease in rates on average time deposits.

Interest expense on wholesale funding decreased $104 million, or 48%, compared to the first quarter of 2009 as a result of declining interest rates which resulted in a $55 million reduction of interest expense, as well as a 42% decrease in average balances which contributed $49 million in reduction of interest expense. During the first quarter of 2010, wholesale funding represented 26% of interest-bearing liabilities compared to 40% in the first quarter of 2009. The decline in wholesale funding balances is primarily a result of a decrease in other short term borrowings due to a repayment of Term Auction Facility funds which had an average balance in the first quarter of 2009 of $7.6 billion in addition to a $4.8 billion decrease in certificates of deposit $100,000 and over. The decreased reliance on wholesale funding in the first quarter of 2010 compared to the first quarter of 2009 was a result of growth of core deposits as previously mentioned, and an increase in the Bancorp’s average equity position compared to first quarter of 2009. Refer to the Capital Management section for additional information on the Bancorp’s capital actions taken in 2009.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan portfolio that is based on factors discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Bancorp. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses decreased to $590 million in the first quarter of 2010 compared to $773 million in the same period last year. The decrease in the provision expense from the first quarter of 2009 was due to a decline in the growth rate of commercial and consumer delinquencies and a decline in the growth of loss estimates once the loans become delinquent as general economic conditions and overall credit quality began to show signs of stabilization. As of March 31, 2010, the allowance for loan and lease losses as a percentage of loans and leases increased to 4.91% from 3.71% at March 31, 2009.

Refer to the Credit Risk Management section as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, nonperforming assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the allowance for loan and lease losses.

Noninterest Income

For the three months ended March 31, 2010, noninterest income decreased by $70 million, or 10%, on a year-over-year basis. The components of noninterest income for these periods are as follows:

TABLE 4: Noninterest Income

For the three months ended March 31 ($ in millions)	2010	2009	Percent Change
Mortgage banking net revenue	$152	$134	14
Service charges on deposits	142	146	(3)
Investment advisory revenue	91	79	14
Corporate banking revenue	81	113	(28)
Card and processing revenue	73	223	(67)
Other noninterest income	74	10	633
Securities gains (losses), net	14	(24)	NM
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	16	(100)

Total noninterest income	$627	$697	(10)

NM: Not meaningful

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue increased to $152 million in the first quarter of 2010 from $134 million in the same period last year. The components of mortgage banking net revenue for the three months ended March 31, 2010 and 2009 are shown in Table 5.

TABLE 5: Components of Mortgage Banking Net Revenue

For the three months ended March 31 ($ in millions)	2010	2009
Origination fees and gains on loan sales	$71	$131
Servicing revenue:
Servicing fees	53	45
Servicing rights amortization	(23)	(43)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	51	1

Net servicing revenue	81	3

Mortgage banking net revenue	$152	$134

Origination fees and gains on loan sales decreased by $60 million, or 46%, due to a decline in originations and a decrease in the sales margin on loans sold. The decrease in loan originations and lower sales margins contributed approximately $38 million and $22 million, respectively, to the decrease in origination fees and gains on loan sales. Mortgage originations decreased $1.6 billion, or 31%, to $3.5 billion compared to the same quarter last year. This decline was primarily the result of interest rates remaining stable during the current quarter and the resulting decline in refinancing activity to $2.5 billion of originations compared to $4.4 billion during the same period in the prior year. Refinancing activity peaked in the second and third quarters of 2009 when mortgage rates were at historical lows.

Mortgage net servicing revenue increased $78 million compared to the same period last year as a decrease in refinancing activity resulted in reduced prepayments and reduced amortization expense on the existing servicing portfolio. As a result, servicing fee revenue increased by $8 million, or 18%, compared to the prior year quarter while amortization expense decreased by $20 million, or 47%, compared to the first quarter of 2009. Net servicing revenue is comprised of gross servicing fees and related amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The Bancorp’s total residential mortgage loans serviced at March 31, 2010 and 2009 was $59.5 billion and $52.5 billion, respectively, with $50.3 billion and $41.5 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of mortgage servicing rights can be found in Note 9 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the mortgage servicing rights (MSR) portfolio. The Bancorp recognized a gain from derivatives economically hedging MSRs of $58 million, offset by a temporary impairment of $7 million, resulting in a net gain of $51 million for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Bancorp recognized a gain from derivatives economically hedging MSRs of $70 million, offset by a temporary impairment of $69 million, resulting in a net gain of $1 million. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the first quarter of 2010. Gains recognized on the sales of securities related to the Bancorp’s non-qualifying hedging strategy were $16 million during the first quarter of 2009.

Service charges on deposits decreased by $4 million, or three percent, in the first quarter of 2010 compared to the same period last year. Commercial deposits revenue decreased $1 million, or one percent, compared to the prior year. This decrease was driven by a $4 million increase in earnings credits on compensating balances resulting from changes in short-term interest rates offset by growth in service charges of $3 million, or two percent. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposit accounts multiplied by the crediting rate.

Consumer deposit revenue decreased $3 million, or five percent, in the first quarter of 2010 compared to the same period last year. The decrease in consumer service charges was attributable to changes in overdraft polices resulting in overdraft occurrences decreasing nine percent compared to the first quarter of 2009. The Bancorp is evaluating the impact Regulation E will have on the magnitude of service charges on deposit accounts. Regulation E is a Federal Reserve Board rule effective July 1, 2010 that prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Bancorp continues to develop deposit products that generate alternative revenue streams through voluntary customer adoption such as its secure checking and rewards checking products. Further, it is likely a number of the Bancorp’s customers will elect to set up overdraft protection by linking their checking account to a savings account, credit card or home equity line with the Bancorp. These actions should mitigate the potential negative impact Regulation E will have on deposit service charge revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment advisory revenue increased $12 million, or 14%, from the first quarter of 2009. The Bancorp experienced double digit increases across most major categories within investment advisory revenue. Brokerage fee income, which includes Fifth Third Securities income, increased $7 million, or 30%, to $32 million in the first quarter of 2010 as improved market performance resulted in increased activity and brokerage commissions. Revenue from private client services increased $3 million, or 10%, compared to the first quarter of 2009. Improved market performance resulted in higher levels of managed assets, increasing personal trust fees by $3 million, or 11% compared to March 31, 2009. As of March 31, 2010, the Bancorp had approximately $190 billion in assets under care and managed $25 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue decreased $32 million, or 28% from the first quarter of 2009. The decline in corporate banking revenue was largely attributable to decreases of $15 million, $10 million, and $7 million in lease remarketing fees, international income, and servicing fees on loans serviced for others, respectively, compared to the first quarter of 2009. Lease remarketing fees decreased primarily due to a reduction in lease remarketing activity compared to the first quarter of 2009 while international income decreased due to the impact of current economic conditions on foreign exchange and letter of credit volume. Service fees on loans serviced for others were primarily impacted by a change in U.S. GAAP adopted by the Bancorp on January 1, 2010. For further discussion of the impact of new accounting guidance adopted during the quarter, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

On June 30, 2009, the Bancorp completed the sale of a majority interest in its merchant acquiring and financial institutions processing businesses. As part of this transaction, the Bancorp retained certain debit and credit card interchange revenue. The financial institutions and merchant processing portions of the business which were sold historically comprised approximately 70% of total card and processing revenue. As a result of the Processing Business Sale, card and processing revenue decreased $150 million, or 67%, in the first quarter of 2010 compared to the first quarter of 2009. Gross card issuer interchange revenue increased $7 million, or 12%, compared to the first quarter of 2009 due to strong growth in debit card transaction volumes, partially offset by lower credit card usage. Merchant processing and financial institutions revenue was $80 million and $75 million, respectively, in the first quarter of 2009.

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income

For the three months ended March 31 ($ in millions)	2010	2009
Gain on loan sales	$25	$13
Operating lease income	16	14
Cardholder fees	11	13
Bank owned life insurance income (loss)	11	(43)
Insurance income	9	12
Consumer loan and lease fees	6	12
Banking center income	5	6
Loss on sale of other real estate owned	(16)	(14)
Other	7	(3)

Total other noninterest income	$74	$10

Other noninterest income increased $64 million in the first quarter of 2010 compared to the same period last year primarily due to a $54 million increase in BOLI income and a $12 million increase in gains on loan sales. The first quarter of 2009 included a $54 million charge to reduce the cash surrender value of one of the Bancorp’s BOLI policies to reflect reserves recorded in connection with the intent to surrender the policy, as well as losses related to market value declines. The gain on loan sales in the first quarter of 2010 primarily resulted from gains realized from the sale of commercial loans that were designated as held for sale. Other income increased primarily due to $13 million in revenue related to the TSA entered into as a result of the Processing Business Sale in June of 2009.

Net securities gains totaled $14 million in the first quarter of 2010 compared to $24 million of net securities losses during the first quarter of 2009. Net securities losses in 2009 included $18 million in losses attributed to the reclassification of securities related to deferred compensation plans from available-for-sale to trading.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Total noninterest expense decreased $6 million, or one percent, in the first quarter of 2010 compared to the same period last year. A decrease in card and processing expense due to the Processing Business Sale in June of 2009 and a lower provision for unfunded commitments and letters of credit were mostly offset by higher FDIC insurance premiums and charges to representation and warranty reserves related to residential mortgage loans.

The major components of noninterest expense are as follows:

TABLE 7: Noninterest Expense

For the three months ended March 31 ($ in millions)	2010	2009	Percent Change
Salaries, wages and incentives	$329	$327	1
Employee benefits	86	83	3
Net occupancy expense	76	79	(3)
Technology and communications	45	45	—
Equipment expense	30	31	(5)
Card and processing expense	25	67	(63)
Other noninterest expense	365	330	11

Total noninterest expense	$956	$962	(1)

Total personnel costs (salaries, wages and incentives plus employee benefits) increased one percent for the three months ended March 31, 2010, compared to the same period last year, driven by an increase in stock compensation and variable compensation expense, partially offset by a decline in base compensation from a decrease in the number of employees. Full time equivalent employees totaled 20,038 as of March 31, 2010 compared to 20,618 as of March 31, 2009. The decrease in full time equivalent employees from March 31, 2009 is primarily due to the transfer of employees on January 1, 2010 to FTPS Holding, LLC in accordance with the terms of the Processing Business Sale in June of 2009.

Card and processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Card and processing expense decreased 63% compared to the same period last year due to the Process Business Sale in the second quarter of 2009. As part of the Processing Business Sale, the Bancorp entered into the TSA that resulted in the Bancorp incurring approximately $13 million in operating expenses during the three months ended March 31, 2010 that were offset with revenue from the TSA recorded in other noninterest income.

The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 62.6% and 65.1% for the three months ended March 31, 2010 and 2009, respectively. The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and on expense control.

The major components of other noninterest expense are as follows:

TABLE 8: Components of Other Noninterest Expense

For the three months ended March 31 ($ in millions)	2010	2009
FDIC insurance and other taxes	$69	$44
Losses and adjustments	63	26
Loan and lease	48	55
Affordable housing investments impairment	23	19
Marketing	21	16
Insurance	14	11
Intangible asset amortization	12	16
Postal and courier	12	15
Travel	12	9
Professional services fees	11	18
Operating lease	11	10
Provision for unfunded commitments and letters of credit	9	36
Recruitment and education	7	8
Data processing	6	5
Other	47	42

Total other noninterest expense	$365	$330

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total other noninterest expense increased by $35 million from the first quarter of 2009 primarily due to FDIC insurance premiums from higher assessment rates during the first quarter of 2010 and increased charges to representation and warranty reserves on residential mortgage loans sold to third-parties included in losses and adjustments. The expense for representation and warranties totaled $39 million during the three months ended March 31, 2010 and resulted from a higher volume of repurchase demands and an increase in losses recognized once a loan is repurchased. These increases were partially offset by a decreased provision for unfunded commitments and letters of credit due to lower estimates of inherent losses resulting from a decline in the growth rate of commercial and consumer delinquencies and a decline in the growth of loss estimates once the unfunded commitments are drawn upon and become delinquent.

Applicable Income Taxes

The Bancorp’s loss before income taxes, applicable income tax benefit and effective tax rate are as follows:

TABLE 9: Applicable Income Taxes

For the three months ended March 31 ($ in millions)	2010	2009
Loss before income taxes	($22)	($262)
Applicable income tax benefit	(12)	(312)
Effective tax rate	53.0%	119.0%

Applicable income tax benefit for all periods includes the benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the quarter ended March 31, 2010 was higher than normal and included a $24 million tax benefit resulting from the settlement of certain uncertain tax positions with the IRS during the quarter and a $14 million non-cash charge relating to previously recognized tax benefits associated with stock-based compensation that will not be realized. The effective tax rate for the quarter ended March 31, 2009 was primarily impacted by the pre-tax loss in the first quarter of 2009, a $106 million tax benefit due to the impact of the decision to surrender one of the Bancorp’s BOLI policies and the determination that losses on the policy recorded in prior periods are now expected to be tax deductible, in addition to a $55 million tax benefit resulting from an agreement with the IRS to settle all of the Bancorp’s disputed leverage leases for all open years. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.

Deductibility of Executive Compensation.

Certain sections of the Internal Revenue Code limit the deductibility of compensation paid to or earned by certain executive officers of a public company. This has historically limited compensation to $1 million per executive officer, and the Bancorp’s compensation philosophy has been to position pay to ensure deductibility. However, both the limit and the allowable compensation vehicles have changed as a result of the Bancorp’s participation in TARP. In particular, the Bancorp is not permitted to deduct compensation earned by certain executive officers in excess of $500,000 per executive officer as a result of the Bancorp’s participation in TARP. Therefore, a portion of the compensation earned by certain executive officers is not deductible by the Bancorp. The impact on the Bancorp’s tax liability as a result of payments in excess of this $500,000 per executive officer limit is approximately $4 million. The limitation of the deductibility of compensation earned by certain executive officers will continue until the Bancorp ends its participation in TARP. However, once the Bancorp has paid back its TARP funds, certain limitations will continue to apply to some forms of compensation granted while under TARP. The Bancorp’s Compensation Committee determined that the underlying executive compensation programs are appropriate and necessary to attract, retain and motivate senior executives, and that failing to meet these objectives creates more risk for the Bancorp and its value than the financial impact of losing the tax deduction.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Tables 10 and 11 summarize the end of period and average total loans and leases, including loans held for sale.

TABLE 10: Components of Total Loans and Leases (includes held for sale)

	March 31, 2010		December 31, 2009		March 31, 2009
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$26,134	33	$25,687	34	$28,627	34
Commercial mortgage loans	11,865	15	11,936	15	12,768	15
Commercial construction loans	3,396	4	3,871	5	4,930	6
Commercial leases	3,389	4	3,535	4	3,521	4

Subtotal – commercial	44,784	56	45,029	58	49,846	59

Consumer:
Residential mortgage loans	9,239	12	9,846	12	10,972	13
Home equity	12,186	15	12,174	15	12,710	15
Automobile loans	10,180	13	8,995	11	8,688	10
Credit card	1,863	3	1,990	3	1,816	2
Other consumer loans and leases	778	1	812	1	1,139	1

Subtotal – consumer	34,246	44	33,817	42	35,325	41

Total loans and leases	$79,030	100	78,846	100	85,171	100

Total loans and leases (excludes loans held for sale)	$77,423		76,779		82,569

Total loans and leases, including loans held for sale, at March 31, 2010 decreased $6.1 billion, or seven percent, compared to March 31, 2009 and were relatively flat compared to December 31, 2009. The decrease in total loans and leases from March 31, 2009 was a result of a 10% decrease in total commercial loans and a three percent decrease in total consumer loans. On January 1, 2010 the Bancorp consolidated certain commercial and industrial loans, automobile loans, and home equity loans with outstanding balances of $670 million, $1.1 billion and $257 million, respectively, at March 31, 2010 in accordance with a change in U.S. GAAP. For further discussion on this topic, refer to Notes 3 and 8 of the Notes to Condensed Consolidated Financial Statements

Total commercial loans and leases decreased $5.1 billion or 10% compared to March 31, 2009 due to decreases across each commercial loan category. Commercial and industrial loan balances decreased $2.5 billion, or nine percent, compared to March 31, 2009 as a result of a decrease in customer demand for new originations, decrease in customer line utilization rates from 41% to 34% and tighter underwriting standards applied to both new loan originations and renewals, partially offset by the impact of the previously mentioned change in U.S. GAAP. Included in the commercial and industrial balance at March 31, 2010 were approximately $1.2 billion loans issued in conjunction with the Processing Business Sale in the second quarter of 2009. Commercial mortgage loans decreased $903 million, or seven percent, from March 31, 2009 primarily as a result of tighter lending requirements in an overall effort to limit exposure to commercial real estate. Commercial construction loans decreased $1.5 billion, or 31%, from March 31, 2009 due to management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008. Total commercial leases decreased approximately four percent compared to March 31, 2009 as a result of general declines in leasing activity attributable to weak economic conditions.

Total commercial loans and leases decreased $244 million, or one percent, from December 31, 2009 as a result of decreases in commercial mortgage loans and commercial construction loans partially offset by an increase in commercial and industrial loans. Commercial and industrial loan balances increased $447 million, or two percent, compared to December 31, 2009 due to the change in U.S. GAAP previously mentioned. Commercial mortgage loans decreased $71 million, or one percent, compared to December 31, 2009 as a result of tighter lending requirements in an overall effort to limit exposure to commercial real estate. Commercial construction loans decreased $475 million, or 12%, from December 31, 2009 primarily due to approximately $285 million in loans that were reclassified as commercial mortgage loans due to completion of the construction project in the first quarter of 2010 and management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008. Total commercial leases decreased approximately four percent compared to December 31, 2009 as a result of general declines in leasing activity attributable to weak economic conditions.

Total consumer loans and leases decreased $1.1 billion, or three percent, compared to March 31, 2009 primarily due to decreases in residential mortgage loans, home equity loans and other consumer loans partially offset by an increase in automobile loans. Residential mortgage loans decreased $1.7 billion, or 16%, from March 31, 2009 primarily as a result of a decrease in new residential mortgage loan originations as many customers took advantage of attractive interest rates in the first quarter of 2009. Home equity loans decreased $524 million, or four percent, from March 31, 2009 primarily as a result of tighter underwriting standards implemented in 2008 that limited the Bancorp’s exposure as home values deteriorated throughout 2009 and into 2010 which was partially offset by the previously mentioned change in U.S. GAAP. Automobile loans increased $1.5 billion, or 17%, compared to March 31, 2009 primarily as a result of the previously mentioned change in U.S. GAAP. In addition, the Bancorp continued to experience growth in new automobile loan originations in the first quarter of 2010. Credit card loans increased $47 million, or three percent, from March 31, 2009 primarily as a result of continued success in cross selling credit card products to existing customers. Other consumer loans and leases, primarily made up automobile leases and student loans designated as held-for-sale, decreased $361 million, or 32%, compared to the prior year same quarter due to a decline in new originations as a result of tighter underwriting standards across the other consumer loan and lease portfolio

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total consumer loans and leases increased $428 million, or one percent, compared to December 31, 2009. The increase from December 31, 2009 was a result of the previously mentioned impact on automobile loans and home equity loan balances at March 31, 2010 from the change in U.S. GAAP partially offset by a decrease in residential mortgage loans. Residential mortgage loans decreased $607 million, or six percent, from December 31, 2009 due to a decrease in new residential mortgage loan originations. Home equity loans were relatively flat compared to December 31, 2009 as decreases in balances were offset by the previously mentioned change in U.S. GAAP. Automobile loans increased $1.2 billion, or 13%, compared to December 31, 2009, primarily as a result of the previously mentioned change in U.S. GAAP. Credit card loans decreased $127 million, or six percent, from December 31, 2009 as a result of pay downs on existing balances due to seasonality. Other consumer loans and leases decreased $34 million, or four percent from the prior year end due to a decline in new originations as a result of tighter underwriting standards across the other consumer loan and lease portfolio.

TABLE 11: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2010		December 31, 2009		March 31, 2009
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$26,299	33	$25,838	32	$28,968	34
Commercial mortgage loans	11,836	15	12,126	15	12,809	15
Commercial construction loans	3,781	5	4,134	5	5,115	6
Commercial leases	3,468	4	3,574	5	3,564	4

Subtotal – commercial	45,384	57	45,672	57	50,456	59

Consumer:
Residential mortgage loans	9,478	12	10,142	13	10,921	13
Home equity	12,338	15	12,291	16	12,763	15
Automobile loans	10,185	13	8,973	11	8,687	10
Credit card	1,940	2	1,982	2	1,825	2
Other consumer loans and leases	811	1	860	1	1,177	1

Subtotal – consumer	34,752	43	34,248	43	35,373	41

Total average loans and leases	$80,136	100	$79,920	100	$85,829	100

Total portfolio loans and leases (excludes held for sale)	$78,381		$77,601		$83,561

Average total commercial loans and leases decreased $5.1 billion, or 10%, compared to the first quarter of 2009 and $288 million, or one percent, compared to the fourth quarter of 2009. The decrease in average total commercial loans and leases was driven by lower customer line utilization rates, lower demand for new loans, and tighter underwriting standards implemented in 2008 offset by the impact of the change in U.S. GAAP, which required the Bancorp to consolidate previously sold loans.

Average total consumer loans and leases decreased $621 million, or two percent, compared to the first quarter of 2009 and increased $504 million, or one percent, compared to the fourth quarter of 2009. The previously mentioned change in accounting principle contributed approximately $1.2 billion to average automobile loans and $262 million to average home equity loans in the first quarter of 2010. The decrease in the average consumer loan balances from the first quarter of 2009 is primarily a result of a 13% decrease in average residential mortgage loans due to lower origination volumes in the first quarter of 2010. The increase compared to the fourth quarter of 2009 was a result of the previously mentioned change in U.S GAAP. Excluding the impact of this change, average consumer loan balances continued to decline as a result of lower customer demand and tighter underwriting standards.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of March 31, 2010, total investment securities were $17.6 billion compared to $18.9 billion at December 31, 2009 and $18.7 billion at March 31, 2009.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for other than temporary impairment (OTTI). See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on OTTI.

At March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio at March 31, 2010, December 31, 2009 or March 31, 2009. Additionally, there was approximately $139 million of securities classified as below investment grade as of March 31, 2010, $178 million as of December 31, 2009 and $105 million as of March 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 12: Components of Investment Securities

($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$474	464	185
U.S. Government sponsored agencies	2,141	2,143	2,351
Obligations of states and political subdivisions	221	240	300
Agency mortgage-backed securities	11,069	11,074	9,391
Other bonds, notes and debentures	1,186	2,541	3,097
Other securities	1,432	1,417	1,318

Total available-for-sale and other securities	$16,523	17,879	16,642

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$350	350	353
Other bonds, notes and debentures	5	5	5

Total held-to-maturity	$355	355	358

Trading: (fair value)
Variable rate demand notes	$189	235	1,229
Other securities	116	120	178

Total trading	$305	355	1,407

As of March 31, 2010, available-for-sale securities on an amortized cost basis decreased $1.4 billion from December 31, 2009 and $119 million from March 31, 2009. The decrease from December 31, 2009 was primarily a result of a change in U.S. GAAP that required the Bancorp to consolidate certain variable interest entities (VIEs), resulting in the elimination of approximately $805 million in commercial paper and $236 million of residual interest classified as available-for-sale securities. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information. Further impacting the available-for-sale securities were approximately $151 million of commercial mortgage backed securities and commercial mortgage obligations sold in the first quarter of 2010 and $150 million in paydowns on other asset backed securities. In addition, during the fourth quarter of 2009 the Bancorp purchased approximately $2.0 billion in agency mortgage-backed securities classified as available-for-sale. These securities were purchased primarily to replace VRDNs held in the trading portfolio, as the rates on mortgage-backed securities presented better investment opportunities than the VRDNs, which were experiencing declining coupon rates.

At March 31, 2010, available-for-sale securities were 17% of total interest-earning assets, compared to 18% at December 31, 2009 and 16% at March 31, 2009. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 5.3 years at March 31, 2010 compared to 4.4 years at December 31, 2009 and 3.1 years at March 31, 2009. The increase in the weighted-average life of the debt securities portfolio from March 31, 2009 was primarily driven by the weighted-average lives of agency mortgage-backed securities. This can be attributed to a general decline in estimates of prepayment speeds as the combination of a portfolio with lower coupon rates compared to prior year and the stabilization of mortgage interest rates has led to a portfolio with a longer average life. At March 31, 2010, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.54% compared to 4.48% at December 31, 2009 and 4.56% at March 31, 2009.

Information presented in Table 13 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates declined throughout 2009 and into 2010. This market rate decline led to unrealized gains on agency mortgage-backed securities of $376 million, $308 million, and $263 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Total net unrealized gains on the available-for-sale securities portfolio was $412 million at March 31, 2010 compared to $334 million at December 31, 2009 and $274 million at March 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2010 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$101	101	0.4	1.99%
Average life 1 – 5 years	125	125	2.0	1.14
Average life 5 – 10 years	247	241	9.3	3.40
Average life greater than 10 years	1	1	11.5	1.46

Total	474	468	5.5	2.50

U.S. Government sponsored agencies:
Average life of one year or less	166	169	0.5	3.10
Average life 1 – 5 years	51	51	2.5	1.54
Average life 5 – 10 years	1,924	1,929	6.7	3.63
Average life greater than 10 years	—	—	—	—

Total	2,141	2,149	6.1	3.54

Obligations of states and political subdivisions (a):
Average life of one year or less	117	118	0.2	7.43
Average life 1 – 5 years	25	26	3.2	6.92
Average life 5 – 10 years	38	38	6.5	6.97
Average life greater than 10 years	41	42	11.5	4.25

Total	221	224	3.7	6.71

Agency mortgage-backed securities:
Average life of one year or less	173	177	0.7	4.46
Average life 1 – 5 years	3,383	3,518	3.3	4.55
Average life 5 – 10 years	7,436	7,669	6.4	4.74
Average life greater than 10 years	77	81	10.8	5.64

Total	11,069	11,445	5.4	4.68

Other bonds, notes and debentures (b):
Average life of one year or less	194	195	0.5	4.31
Average life 1 – 5 years	738	763	1.8	5.11
Average life 5 – 10 years	163	170	6.0	7.31
Average life greater than 10 years	91	87	20.6	7.34

Total	1,186	1,215	3.6	5.45

Other securities (c)	1,432	1,434

Total available-for-sale and other securities	$16,523	16,935	5.3	4.54%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.54%, 0.78%, 0.20%, 0.51% and 1.56% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank restricted stock holdings that are carried at par, Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock holdings, certain mutual fund holdings and equity security holdings.

Trading securities decreased $50 million, or 14%, compared to December 31, 2009 and $1.1 billion compared to March 31, 2009. The decrease from March 31, 2009 was driven by the sale of VRDNs which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market during 2008 and 2009 through FTS who was also the remarketing agent. During the fourth quarter of 2009, the rates on these securities began to decline substantially, and as a result the Bancorp sold a majority of its VRDNs and replaced them with higher-yielding investments. For more information on the VRDNs, see Note 11 of the Notes to Condensed Consolidated Financial Statements. Trading securities included $7 million and $13 million of auction rate securities as of March 31, 2010 and December 31, 2009, respectively. The unrealized loss on these securities was immaterial to the Bancorp as of March 31, 2010 and December 31, 2009. Auction rate securities held by the Bancorp were immaterial as of March 31, 2009.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships, and offering competitive rates. At March 31, 2010, core deposits represented 68% of the Bancorp’s asset funding base, compared to 68% at December 31, 2009 and 57% at March 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Core deposits increased $381 million, or one percent, compared to December 31, 2009 and $9.0 billion, or 13%, compared to March 31, 2009. The increase compared to December 31, 2009 is due to increases of $1.2 billion, $351 million and $390 million in savings, money market, and foreign office deposits, respectively, partially offset by decreases of $809 million and $823 million in interest checking and other time deposits, respectively. The increase in consumer savings was driven by strong growth in consumer savings accounts that provide customers an incentive to maintain both a savings and checking account with the Bancorp. The decrease in interest checking is due to a decrease of $1.6 billion in public funds accounts partially offset by increases of $369 million and $385 million in commercial and consumer accounts, respectively. Public funds accounts increased by $4.0 billion during 2009 in part due to increased protection provided by FDIC programs, including the Transaction Account Guarantee program. As the economy began to stabilize, the Bancorp experienced declines in public funds accounts during the first quarter of 2010. Other time deposits decreased compared to December 31, 2009 due to the run-off of higher priced consumer time deposits originated in the second half of 2008. The increase in core deposits compared to March 31, 2009 is due to increases in interest checking, demand, and savings accounts of $4.6 billion, $3.1 billion, and $2.6 billion, respectively, partially offset by a $2.9 billion decrease in other time deposits. The increase in interest checking and demand deposits compared to the first quarter of 2009 was due to the migration of customer balances from maturing higher priced certificates included in other time deposits as interest rates remain near historical lows and in part to increased protection provided by FDIC insurance programs.

Included in core deposits are foreign office deposits, which are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance nor provide collateral. The Bancorp uses these deposits, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth. Certificates $100,000 and over at March 31, 2010 decreased by $1.1 billion, or 14%, compared to December 31, 2009 and by $5.2 billion, or 44%, compared to March 31, 2009 as customers opted to maintain their balances in liquid accounts due to the low rate environment.

On an average basis, core deposits increased $4.4 billion, or six percent, compared to the fourth quarter of 2009 and $9.4 billion, or 14%, compared to the first quarter of 2009 primarily due to increased protection provided by FDIC insurance programs and customers maintaining balances in liquid transaction deposit accounts while interest rates remain near historical lows.

TABLE 14: Deposits

($ in millions)	March 31, 2010		December 31, 2009		March 31, 2009
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$19,482	23	$19,411	23	$16,370	21
Interest checking	19,126	23	19,935	24	14,510	18
Savings	19,099	23	17,898	21	16,517	21
Money market	4,782	6	4,431	5	4,353	5
Foreign office	2,844	3	2,454	3	1,671	2

Transaction deposits	65,333	78	64,129	76	53,421	67
Other time	11,643	14	12,466	15	14,571	18

Core deposits	76,976	92	76,595	91	67,992	85
Certificates - $100,000 and over	6,596	8	7,700	9	11,784	15
Other foreign office	2	—	10	—	6	—

Total deposits	$83,574	100	$84,305	100	$79,782	100

TABLE 15: Average Deposits

($ in millions)	March 31, 2010		December 31, 2009		March 31, 2009
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$18,822	23	18,137	23	$15,532	20
Interest checking	19,533	23	16,324	20	14,229	18
Savings	18,469	22	17,540	22	16,272	21
Money market	4,622	6	4,279	5	4,559	6
Foreign office	2,757	3	2,516	3	1,755	2

Transaction deposits	64,203	77	58,796	73	52,347	67
Other time	12,059	14	13,049	16	14,501	18

Core deposits	76,262	91	71,845	89	66,848	85
Certificates - $100,000 and over	7,049	9	8,200	11	11,802	15
Other foreign office	8	—	51	—	247	—

Total average deposits	$83,319	100	80,096	100	$78,897	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings

Total borrowings increased $473 million, or four percent, compared to December 31, 2009 and declined $11.0 billion, or 47%, from March 31, 2009. The increase in total borrowings compared to December 31, 2009 was primarily a result of an increase in long-term debt while the decrease of $11.0 billion from March 31, 2009 was the result of a combination of balance sheet activity and capital actions taken by the Bancorp throughout 2009. Total loans and leases decreased $6.1 billion and total core deposits increased $9.0 billion from March 31, 2009 which resulted in a decrease of the funding position of the Bancorp by approximately $15.1 billion. In the second quarter of 2009, the Processing Business Sale provided $562 million of cash and the Bancorp raised an additional $1.0 billion through the issuance of common equity in the public market decreasing the Bancorp’s funding needs. As of March 31, 2010, December 31, 2009 and March 31, 2009, total borrowings as a percentage of interest-bearing liabilities were 16%, 16% and 27%, respectively.

Total short-term borrowings were $1.6 billion at March 31, 2010 and December 31, 2009 compared to $11.4 billion at March 31, 2009. The decrease in short term borrowings from March 31, 2009 is due to the repayment of $9.3 billion of Term Auction Facility funds which were held by the Bancorp as of March 31, 2009. The Bancorp’s overall reduced reliance on short-term funding can be attributed to declining asset balances and strong deposit performance.

Long-term debt at March 31, 2010 increased four percent compared to December 31, 2009 and decreased 10% compared to March 31, 2009. The increase from December 31, 2009 was primarily the result of a change in U.S. GAAP that required the Bancorp to consolidate long term debt on January 1, 2010 that had an outstanding balance of $1.1 billion as of March 31, 2010. For further discussion on this topic refer to Notes 3 and 8 of the Notes to Condensed Consolidated Financial Statements. This activity was partially offset by the maturity of $800 million of long term debt in the first quarter of 2010. The decrease from the first quarter of the prior year was a result of the previously mentioned items in addition to $1.2 billion in bank notes maturing in the second quarter of 2009.

Information on the average rates paid on borrowings is discussed in the Statements of Income Analysis in Management’s Discussion and Analysis. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

TABLE 16: Borrowings

($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Federal funds purchased	$271	$182	$363
Other short-term borrowings	1,359	1,415	11,076
Long-term debt	10,947	10,507	12,178

Total borrowings	$12,577	12,104	$23,617

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

At March 31, 2010, the Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Further detailed financial information on each business segment is included in Note 18 of the Notes to Condensed Consolidated Financial Statements.

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

The business segments are charged provision for loan and lease losses based on the actual net charge-offs experienced by the loans owned by each segment. Provision for loan and lease losses in excess of net charge-offs is captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit. Net income (loss) by business segment is summarized in Table 17.

TABLE 17: Business Segment Results

For the three months ended March 31 ($ in millions)	2010	2009
Commercial Banking	$51	$68
Branch Banking	44	75
Consumer Lending	6	29
Investment Advisors	13	17
General Corporate and Other	(124)	(139)

Net income (loss)	(10)	50
Dividends on preferred stock	62	76

Net loss available to common shareholders	($72)	($26)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commercial Banking

Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. In addition to the traditional lending and depository offerings, Commercial Banking products and services include foreign exchange and international trade finance, derivatives and capital markets services, asset-based lending, real estate finance, public finance, commercial leasing and syndicated finance. The table below contains selected financial data for the Commercial Banking segment.

TABLE 18: Commercial Banking

For the three months ended March 31 ($ in millions)	2010	2009
Income Statement Data
Net interest income (FTE) (a)	$377	$335
Provision for loan and lease losses	278	218
Noninterest income:
Corporate banking revenue	76	108
Service charges on deposits	48	48
Other noninterest income	37	28
Noninterest expense:
Salaries, incentives and benefits	65	59
Other noninterest expenses	172	180

Income before taxes	23	62
Applicable income tax benefit (a)	(28)	(6)

Net income	$51	$68

Average Balance Sheet Data
Commercial loans	$39,152	$43,207
Demand deposits	10,522	7,516
Interest checking	10,010	5,298
Savings and money market	2,678	2,765
Certificates over $100,000	3,174	4,044
Foreign office deposits	1,518	1,288

(a)	Includes fully taxable-equivalent adjustments of $3 for the three months ended March 31, 2010 and 2009.

Commercial Banking net income decreased $17 million in the first quarter of 2010 compared to the same period in the prior year due to an increase in the provision for loan and lease losses and a decline in corporate banking revenue, partially offset by increases in net interest income and the income tax benefit for the quarter. The increase in net interest income from the first quarter of 2009 was the result of a mix shift from higher cost term deposits to lower cost deposit products throughout 2009 and into the first quarter of 2010, partially offset by reduced loan demand and a $12 million decrease in the accretion of discounts on loans and deposits associated with the acquisition of First Charter in the second quarter of 2008.

Average commercial loans and leases decreased $4.1 billion, or nine percent, compared to the prior year’s comparable quarter, including decreases of $2.0 billion and $1.3 billion in commercial and industrial and commercial construction loans, respectively. The overall decrease in commercial loans and leases is due to lower customer demand for new originations, lower utilization rates on corporate lines and tighter underwriting standards applied to both new commercial loan originations and renewals. These impacts were partially offset by the consolidation of approximately $724 million of certain commercial and industrial loans on January 1, 2010, which had a remaining balance as of March 31, 2010 of $670 million. For further information on the consolidation of loans, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Provision for loan and lease losses increased $60 million, or 28%, compared to the first quarter of 2009 due to net charge offs as a percent of average loans and leases increasing to 289 bp from 206 bp in the first quarter of 2009. This was primarily due to weakened economic conditions in the Bancorp’s commercial footprint, particularly in Michigan and Florida.

Average core deposits increased $7.9 billion, or 47%, compared to the first quarter of 2009 as the Commercial Banking segment realized significant growth in both demand deposits and interest checking accounts reflecting excess customer liquidity as well as increased protection provided by the FDIC insurance programs.

Noninterest income decreased $23 million, or 13%, compared to the same quarter last year due to a decrease in corporate banking revenue which was driven by declines of $15 million in lease remarketing fees and $7 million in international income. In addition, servicing fees on loans serviced for others decreased $7 million, which was primarily impacted by a change in U.S. GAAP adopted by the Bancorp on January 1, 2010. Other noninterest income increased from the prior year as a result of gains recognized on the sale of loans, partially offset by higher losses on sales of OREO.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense remained relatively flat compared to the first quarter of 2009. Increased personnel costs, higher FDIC insurance premiums as a result of increased assessment rates and impairment on low income housing investments were offset by a decline in loan and lease expense from collections activities as well as lower realized losses on derivatives.

The Commercial Banking segment had an income tax benefit in the first quarter of 2010 resulting from tax credits related to investments in Qualified Zone Academy Bonds (QZABs) and low income housing and new market tax credit investments. In the first quarter of 2009, the tax benefit was due to the settlement of litigation with the IRS related to leveraged leases.

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

TABLE 19: Branch Banking

For the three months ended March 31 ($ in millions)	2010	2009
Income Statement Data
Net interest income	$382	$380
Provision for loan and lease losses	153	128
Noninterest income:
Service charges on deposits	92	96
Card and processing revenue	67	60
Investment advisory income	25	19
Other noninterest income	29	28
Noninterest expense:
Salaries, incentives and benefits	134	125
Net occupancy and equipment expense	55	54
Other noninterest expense	185	160

Income before taxes	68	116
Applicable income tax expense	24	41

Net income	$44	$75

Average Balance Sheet Data
Consumer loans	$13,037	13,177
Commercial loans	5,009	5,558
Demand deposits	6,652	6,146
Interest checking	7,325	7,408
Savings and money market	18,750	16,231
Other time	11,806	14,184

Net income decreased $31 million, or 41%, compared to the first quarter of 2009 due to increases in the provision for loan and lease losses and noninterest expense partially offset by modest growth in total revenue. Net interest income increased slightly compared to the first quarter of 2009 as the segment’s deposit mix shifted towards lower cost transaction and savings accounts.

Average loans and leases decreased $689 million, or four percent, compared to the first quarter of 2009 due primarily to decreases in commercial loans and home equity loans of $549 million and $281 million, respectively, compared to the first quarter of 2009 partially offset by an increase of $144 million in residential mortgage loans. The commercial loans decrease was due to $190 million of net charge-offs since the first quarter of 2009 and decreased customer line utilization. The home equity loans decrease was primarily due to $222 million in net charge-offs since the first quarter of 2009 and the impact of tighter underwriting standards implemented in 2008 in order to limit the Bancorp’s exposure to home value deterioration, partially offset by an increase of approximately $263 million in home equity loans consolidated on January 1, 2010 in accordance with a change in U.S. GAAP. For further discussion of the impact of new accounting guidance adopted by the Bancorp during the quarter, see Note 3 of the Notes to Condensed Consolidated Financial Statements. The growth in residential mortgage loans was due to an increase in originations through a streamlined refinance product initiated through the Branch Banking segment.

Average core deposits increased $515 million, or one percent, compared to the first quarter of 2009. Increases of $2.5 billion and $506 million in savings and money market deposits and demand deposits, respectively, were offset by a decrease of $2.4 billion in other time deposits. The change in the deposit mix compared to the first quarter of 2009 is due to migration of customer balances from maturing higher priced certificates included in other time deposits into liquid transaction deposits and strong growth in the Bancorp’s relationship savings account.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses increased $25 million, or 20%, compared to the first quarter of 2009 due to net charge-offs as a percent of average loan and leases increasing to 345 bp compared to 277 bp during the first quarter of 2009. Net charge-offs increased by $20 million and $7 million in the commercial and credit card portfolios, respectively, compared to the first quarter of 2009. The increases in commercial net charge-offs were due to economic stress on small businesses, particularly in Florida and Michigan while the credit card net charge-offs increased as unemployment remained elevated.

Noninterest income increased $10 million, or five percent, compared to the first quarter of 2009 primarily due to increases of $7 million and $6 million in card and processing revenue and investment advisory fees, respectively, partially offset by a decrease of $4 million in service charges on deposits. Growth in card and processing revenue was due to an increase in interchange fees resulting from increased transaction volumes. Investment advisory fees increased due to an increase in brokerage accounts opened through the Bancorp’s Branch Bank network. Service charges on deposits decreased primarily due to a 9% decrease in overdraft occurrences compared to the first quarter of 2009.

Noninterest expense increased $35 million, or 10% percent, compared to the first quarter of 2009 primarily due to increases of $9 million in salaries, incentives and benefits expense, and $25 million in other noninterest expense. The increase in salaries, incentives and benefits is due to an increase in front line branch personnel and increased incentive accruals attributable to success in opening new deposit and brokerage accounts during the quarter. The increase in other noninterest expense was driven by a $13 million increase in card and processing expense, a component of other noninterest expense. This was due to expenses incurred by the Bancorp in accordance with the terms of the Processing Business Sale which occurred in June of 2009. In addition, other noninterest expense increased $6 million due to higher FDIC insurance premiums compared to the first quarter of 2009.

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

TABLE 20: Consumer Lending

For the three months ended March 31 ($ in millions)	2010	2009
Income Statement Data
Net interest income	$109	$136
Provision for loan and lease losses	137	135
Noninterest income:
Mortgage banking net revenue	145	131
Other noninterest income	10	27
Noninterest expense:
Salaries, incentives and benefits	38	45
Other noninterest expense	80	69

Income before taxes	9	45
Applicable income tax expense	3	16

Net income	$6	$29

Average Balance Sheet Data
Residential mortgage loans	$9,187	$10,763
Home equity	899	1,051
Automobile loans	9,461	7,845
Consumer leases	473	735

Net income decreased $23 million compared to the first quarter of 2009 as decreases in net interest income and other noninterest income were partially offset by an increase in mortgage banking net revenue. Net interest income decreased $27 million compared to the first quarter of 2009 as a result of a $6 million decrease in the accretion of purchase accounting adjustments related to the acquisition of First Charter, a 69% decrease in the average investment securities portfolio, a 15% decrease in average residential mortgage loans, and a 59 bp decrease on the yield of residential mortgage loans partially offset by a 21% increase in the average automobile portfolio. The decrease in average residential mortgage loans was a result of runoff of residential mortgage loans held in the portfolio and a high percentage of new origination volume that was sold in the secondary market. The investment portfolio decreased from $1.5 billion in the first quarter of 2009 to $480 million in the first quarter of 2010 due to a reduction in the amount of mortgage-backed securities used to hedge the MSR portfolio. Average automobile loans increased from the first quarter in the prior year due to a change in U.S. GAAP that required the Bancorp to consolidate certain automobile loans on January 1, 2010. The average balance on these consolidated automobile loans during the first quarter of 2010 was approximately $1.2 billion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses as a percent of average loan and leases increased from 285 bp in the first quarter of 2009 to 289 bp in the first quarter of 2010 due to an increase in residential mortgage net charge-offs partially offset by a decrease in automobile net charge-offs. The increase in residential mortgage net charge-offs compared to the first quarter of 2009 was due to a weakening of economic conditions and deteriorating real estate values within the Bancorp’s footprint. During the first quarter of 2010, Michigan and Florida accounted for approximately 68% of the residential mortgage charge-offs in the Consumer Lending segment. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards. As of March 31, 2010, the Bancorp had restructured approximately $1.2 billion of residential mortgage loans to mitigate losses. The decrease in automobile net charge-offs from the first quarter of 2009 is primarily due to tighter underwriting standards implemented in 2008, maturation of the automobile portfolio and higher resale values on automobiles sold at auction. Cumulative losses for the 2009 originations through March 31, 2010 have been lower than those experienced on the 2006 through 2008 vintage loans over the same time period subsequent to origination.

Mortgage banking net revenue increased as a result of mortgage servicing rights (MSR) valuation adjustments, including mark-to-market adjustments on free-standing derivatives used to economically hedge the MSR portfolio, partially offset by a decrease in residential mortgage loan origination activities. MSR valuation adjustments represented a net gain of $51 million in the first quarter of 2010, compared with a net gain of $1 million in the first quarter of 2009. Consumer Lending had residential mortgage originations of $3.1 billion during the first quarter of 2010, a decrease of 37% from the same quarter last year. The Bancorp remains committed to being a prime mortgage originator and has benefited from a decrease in interest rates during the latter part of 2008 that has continued into the first quarter of 2010. Other noninterest income decreased $17 million primarily due to decreases in securities gains related to mortgage servicing rights hedging activities.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: Fifth Third Securities, Inc. (FTS), an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Banking; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc. provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Fifth Third Private Banking offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provide advisory services for institutional clients including states and municipalities. Table 21 contains selected financial data for the Investment Advisors segment.

TABLE 21: Investment Advisors

For the three months ended March 31 ($ in millions)	2010	2009
Income Statement Data
Net interest income	$38	$37
Provision for loan and lease losses	13	10
Noninterest income:
Investment advisory revenue	88	77
Other noninterest income	3	6
Noninterest expense:
Salaries, incentives and benefits	38	34
Other noninterest expense	58	49

Income before taxes	20	27
Applicable income tax expense	7	10

Net income	$13	$17

Average Balance Sheet Data
Loans and leases	$2,731	3,288
Core deposits	5,706	4,518

Net income decreased $4 million compared to the first quarter of 2009 as an increase in investment advisory revenue was more than offset by increases in operating expenses. Average loan balances decreased 17% primarily due to decreased commercial line utilization and average core deposit balances increased 26% compared to the first quarter of 2009 due to increases in interest checking of $628 million and an increase in foreign deposits of $824 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest income increased $8 million, or nine percent, compared to the first quarter of 2009, as investment advisory income increased $11 million, or 14%, to $88 million. The increase in investment advisory revenue was primarily due to an increase in brokerage fee income of $7 million, or 30%, and an increase in private client services income of $3 million, or 10%, compared to the first quarter of 2009. The increase in brokerage fee income was due to revenue generated as Investment Advisors leveraged the Branch Banking segments’ network to deepen customer relationships across the spectrum of services provided by the Bancorp. Improved market performance also resulted in increased activity and brokerage commissions. As of March 31, 2010, the Bancorp had $190 billion in assets under care and $25 billion in managed assets compared to $166 billion in assets under care and $23 billion in managed assets at March 31, 2009. Salaries, incentives, and benefits increased by $4 million or 12%, due to an increase in bonus and incentive accruals compared to the first quarter of 2009 as the increase in investment advisory revenue resulted in increased performance based compensation. Other noninterest expenses increased $9 million, or 18%, primarily due to the increased level of activity and growth in assets under care which increased operating expenses.

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

The first quarter of 2010 results were primarily impacted by a significant decline in provision expense in excess of net charge-offs, which decreased from $282 million in the first quarter of 2009 to $9 million in the first quarter of 2010, due to improvement in credit trends. The results for the first quarter of 2010 also include a $9 million charge to noninterest income due to mark-to-market adjustments on the total return swap associated with the sale of the Bancorp’s Visa, Inc. Class B shares. The results for the first quarter of 2009 included a tax benefit of $106 million from the decision to surrender one of the Bancorp’s BOLI policies partially offset by a $54 million BOLI charge for reserves recorded in connection with the intent to surrender the policy, as well as losses related to market value declines.

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

The assumption of risk requires robust and active risk management practices that comprise an integrated and comprehensive set of activities, measures and strategies that apply to the entire organization. The Bancorp has established a Risk Appetite Framework that provides the foundations of corporate risk capacity, risk appetite and risk tolerances. The Bancorp’s risk capacity is represented by its available financial resources. Risk capacity sets an absolute limit on risk-assumption in the Bancorp’s annual and strategic plans. The Bancorp’s policy currently discounts its risk capacity by five percent to provide a buffer; as a result, the Bancorp’s risk appetite is limited by policy to 95% of its risk capacity.

Economic capital is the amount of unencumbered financial resources necessary to support the Bancorp’s risks. The Bancorp measures economic capital under the assumption that it expects to maintain debt ratings at strong investment grade levels over time. The Bancorp’s capital policies require that the economic capital necessary in its business not exceed its risk capacity less the aforementioned buffer.

Risk appetite is the aggregate amount of risk the Bancorp is willing to accept in pursuit of its strategic and financial objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its shareholders, regulators, rating agencies and customers, the Bancorp’s risk appetite is aligned with its priorities and goals. Risk tolerance is the maximum amount of risk applicable to each of the eight specific risk categories included in its Enterprise Risk Management Framework. This is expressed primarily in qualitative terms. The Bancorp’s risk appetite and risk tolerances are supported by risk targets and risk limits. Those limits are used to monitor the amount of risk assumed at a granular level.

The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks are managed through the Bancorp’s risk program. ERM includes the following key functions:

•

Enterprise Risk Management Programs is responsible for developing risk programs and reporting that facilitate a broad integrated view of risk. The department also leads the ongoing development of a strong risk management culture and the framework, policies and committees that support effective risk governance.

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

•

Operational Risk Management works with affiliates and lines of business to maintain processes to monitor and manage all aspects of operational risk including ensuring consistency in application of enterprise operational risk programs and Sarbanes-Oxley compliance. In addition, the Bank Protection function oversees and manages fraud prevention and detection and provides investigative and recovery services for the Bancorp;

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, which reports to the Risk and Compliance Committee of the Board of Directors, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional six grade categories for estimating actual losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Overview

General economic conditions remained weak throughout most of 2009 but showed some signs of moderation in the first quarter of 2010. These conditions negatively impacted the 2009 performance of a majority of the Bancorp’s loan and lease products. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder and developer and the remaining non-owner occupied commercial real estate portfolios remained under stress throughout 2009. Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007, and raised underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries and obtain the highest realizable value, the Bancorp has sold or moved (in anticipation of a sale) certain commercial loans to ‘held-for-sale’. Throughout 2009 and into the first quarter of 2010, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as expanding commercial and consumer loan workout teams.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment and credit product type.

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum loan-to-values (LTV), minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires an appraisal of collateral be performed at origination and on an as-needed basis, in conformity with market conditions and regulatory requirements. Independent reviews are performed on appraisals to ensure the appraiser is qualified and consistency exists in the evaluation process.

Table 22 provides detail on commercial loan and leases by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

TABLE 22: Commercial Loan and Lease Portfolio

	2010			2009
As of March 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$9,648	11,174	761	$11,378	13,654	509
Manufacturing	6,578	13,551	197	7,573	14,077	147
Financial services and insurance	4,332	8,762	94	3,588	8,062	37
Construction	3,453	4,951	570	4,748	6,955	727
Healthcare	3,135	5,146	61	3,140	5,197	52
Retail trade	2,691	5,463	82	3,369	6,352	175
Business services	2,663	4,740	56	2,770	5,046	38
Transportation & warehousing	2,480	2,968	58	2,587	3,071	27
Wholesale trade	2,415	4,708	46	2,397	4,627	36
Other services	1,067	1,660	34	1,201	1,698	25
Accommodation and food	1,004	1,490	59	1,123	1,605	29
Communication and information	788	1,397	8	901	1,465	19
Mining	772	1,186	20	855	1,269	17
Entertainment and recreation	728	936	16	739	995	36
Individuals	715	890	23	1,024	1,297	40
Public administration	677	971	9	724	931	—
Agribusiness	533	700	72	612	779	16
Utilities	505	1,400	—	498	1,241	—
Other	356	772	6	216	398	7

Total	$44,540	72,865	2,172	$49,443	78,719	1,937

By loan size:
Less than $200,000	3%	2	5	3	2	5
$200,000 to $1 million	12	9	20	12	9	21
$1 million to $5 million	24	20	36	25	21	39
$5 million to $10 million	13	11	17	23	22	14
$10 million to $25 million	24	25	18	14	15	14
Greater than $25 million	24	33	4	23	31	7

Total	100%	100	100	100	100	100

By state:
Ohio	27%	30	16	26	30	16
Michigan	16	14	17	17	15	18
Florida	9	7	25	9	7	16
Illinois	8	9	9	8	9	10
Indiana	6	6	5	7	7	8
Kentucky	5	4	5	5	5	6
North Carolina	3	3	6	3	3	1
Tennessee	2	3	3	2	2	4
Pennsylvania	2	2	—	2	2	1
All other states	22	22	14	21	20	20

Total	100%	100	100	100	100	100

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk, as compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions in the Bancorp’s key lending areas. Tables 23 – 28 provide analysis of each of the categories of loans as of and for the three months ended March 31, 2010 and 2009.

TABLE 23: Non-Owner Occupied Commercial Real Estate

As of March 31, 2010 ($ in millions)					For the three months ended March 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$2,871	3,126	12	177	21
Michigan	2,067	2,186	7	165	41
Florida	1,455	1,525	5	351	33
Illinois	779	895	13	80	14
North Carolina	658	686	2	123	13
Indiana	478	496	—	43	10
All other states	976	1,074	3	137	12

Total	$9,284	9,988	42	1,076	144

TABLE 24: Non-Owner Occupied Commercial Real Estate

As of March 31, 2009 ($ in millions)					For the three months ended March 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$3,052	3,553	21	160	18
Michigan	2,285	2,601	51	144	25
Florida	1,833	2,084	35	260	49
Illinois	899	1,076	2	80	9
North Carolina	907	1,048	3	77	6
Indiana	618	722	1	69	1
All other states	1,279	1,707	9	156	31

Total	$10,873	12,791	122	946	139

TABLE 25: Home Builder and Developer (a)

As of March 31, 2010 ($ in millions)					For the three months ended March 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$303	463	1	61	6
Florida	286	303	—	126	14
Michigan	223	289	2	64	28
North Carolina	192	208	2	80	7
Indiana	93	119	—	12	7
All other states	227	313	1	69	19

Total	$1,324	1,695	6	412	81

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $183 and a total exposure of $410 are also included in Table 23: Non-Owner Occupied Commercial Real Estate

TABLE 26: Home Builder and Developer (a)

As of March 31, 2009 ($ in millions)					For the three months ended March 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$486	772	4	82	4
Florida	448	547	12	112	11
Michigan	433	612	13	81	15
North Carolina	373	456	2	81	5
Indiana	119	173	—	22	1
All other states	463	619	7	133	28

Total	$2,322	3,179	38	511	64

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $360 and a total exposure of $741 are also included in Table 24: Non-Owner Occupied Commercial Real Estate

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 27: Automobile Manufacturing

As of March 31, 2010 ($ in millions)					For the three months ended March 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Michigan	$208	464	—	11	—
Ohio	117	300	—	1	1
Illinois	45	142	—	—	—
Kentucky	26	40	—	—	—
All other states	11	83	—	—	—

Total	$407	1,029	—	12	1

TABLE 28: Automobile Manufacturing

As of March 31, 2009 ($ in millions)					For the three months ended March 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Michigan	$328	688	1	1	—
Ohio	160	380	—	—	—
Illinois	80	154	—	—	—
Kentucky	47	78	—	—	—
All other states	25	91	—	—	—

Total	$640	1,391	1	1	—

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.0 billion of adjustable rate residential mortgage loans will have rate resets in 2010 with approximately 6% of those resets experiencing increases in monthly payments. Of those loans with projected increases in 2010, 98% will see resets at less than 1/8%.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high loan-to-value (LTV) ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. The Bancorp monitors residential mortgages loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. Tables 29 and 30 provide analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance as of March 31, 2010 and 2009, respectively.

TABLE 29: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of March 31, 2010 ($ in millions)				For the three months ended March 31, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$660	6	24	4
Florida	371	8	48	12
Michigan	340	2	10	6
North Carolina	155	3	7	7
Indiana	141	1	7	1
Kentucky	90	1	3	—
Illinois	60	1	4	2
All other states	138	2	4	1

Total	$1,955	24	107	33

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 30: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of March 31, 2009 ($ in millions)				For the three months ended March 31, 2009
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$737	8	26	4
Florida	464	11	58	12
Michigan	385	3	13	6
North Carolina	195	2	4	—
Indiana	161	3	6	1
Kentucky	106	1	3	—
Illinois	66	1	4	2
All other states	164	2	6	2

Total	$2,278	31	120	27

Home Equity Portfolio

The home equity portfolio is managed in two categories, loans outstanding with a LTV greater than 80% and those loans with a LTV of less than 80%. The carrying value of the greater than 80% LTV home equity loans and less than 80% LTV home equity loans were $4.9 billion and $7.3 billion, respectively, as of March 31, 2010. Of the total $12.2 billion of outstanding home equity loans, 82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio had an average FICO score of 730 as of March 31, 2010 and 2009.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp has not originated brokered home equity loans since 2007. The Bancorp believes that home equity loans with a greater than 80% LTV ratio present a higher level of risk. The following tables provide analysis of these loans as of March 31, 2010 and 2009.

TABLE 31: Home Equity Loans Outstanding with LTV Greater than 80%

As of March 31, 2010 ($ in millions)					For the three months ended March 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,691	2,421	11	6	10
Michigan	1,076	1,401	11	6	14
Illinois	510	696	6	3	4
Indiana	493	685	3	2	4
Kentucky	460	660	3	2	3
Florida	188	237	5	2	6
All other states	512	608	8	3	8

Total	$4,930	6,708	47	24	49

TABLE 32: Home Equity Loans Outstanding with LTV Greater than 80%

As of March 31, 2009 ($ in millions)					For the three months ended March 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,700	2,429	13	7	9
Michigan	1,081	1,407	16	6	14
Illinois	513	698	8	7	6
Indiana	495	687	5	3	3
Kentucky	462	662	5	2	2
Florida	189	237	7	5	7
All other states	514	611	12	3	9

Total	$4,954	6,731	66	33	50

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2010, the automobile loan portfolio was comprised of approximately 47% in new automobile loans. It is a common competitive practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk accounts. The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of March 31, 2010 and 2009.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 33: Automobile Loans Outstanding with LTV Greater than 100% at Origination

As of March 31, 2010 ($ in millions)				For the three months ended March 31, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$476	1	—	2
Illinois	421	1	—	2
Michigan	288	1	—	1
Indiana	243	—	—	1
Florida	213	1	—	2
Kentucky	206	—	—	1
All other states	2,348	4	1	12

Total	$4,195	8	1	21

TABLE 34: Automobile Loans Outstanding with LTV Greater than 100% at Origination

As of March 31, 2009 ($ in millions)				For the three months ended March 31, 2009
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$458	1	—	3
Illinois	375	1	—	3
Michigan	286	1	—	2
Indiana	241	—	—	1
Florida	218	1	—	3
Kentucky	200	1	—	1
All other states	1,831	5	1	16

Total	$3,609	10	1	29

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured consumer loans which are 90 days past due based on the restructured terms and credit card loans immediately upon restructuring; restructured commercial loans which have not yet met the requirements to be classified as a performing asset; and certain other assets, including other real estate owned and repossessed equipment. A summary of nonperforming assets is included in Table 35. Typically, loans are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets, including loans held for sale, were $3.4 billion at March 31, 2010, compared to $3.5 billion at December 31, 2009 and $3.1 billion at March 31, 2009. At March 31, 2010, $243 million of nonaccrual commercial loans were held-for-sale compared to $224 million and $403 million as of December 31, 2009 and March 31, 2009, respectively. The nonaccrual loans in held for sale consisted primarily of real estate secured loans in Michigan and Florida, and were carried at the lower of cost or fair value. Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned and nonperforming loans held for sale, as of March 31, 2010 was 4.24% compared to 4.38% as of December 31, 2009 and 3.57% as of March 31, 2009. Excluding the held-for-sale nonaccrual loans, nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned, as of March 31, 2010 was 4.02% compared to 4.22% as of December 31, 2009 and 3.19% as of March 31, 2009. The composition of nonaccrual credits continues to be concentrated in real estate as 75% of nonaccrual credits were secured by real estate as of March 31, 2010 compared to 77% as of December 31, 2009 and 78% as of March 31, 2009.

Excluding nonperforming loans held-for-sale, commercial nonperforming loans and leases were $2.2 billion, $2.4 billion and $1.9 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The increase from March 31, 2009 was driven by increases in nonperforming loans related to the real estate industry; however, the impact of previously implemented loss mitigation activities resulted in a decrease in the nonperforming loans related to the real estate industry as well as an overall decline in commercial nonperforming loans compared to December 31, 2009.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Consumer nonperforming loans and leases were $561 million at March 31, 2010 compared to $555 million at December 31, 2009 and $459 million at March 31, 2009. The increase in consumer nonperforming loans is primarily attributable to declines in the housing markets in Michigan and Florida, the rise in unemployment, and an increase in bankruptcy filings. Michigan and Florida accounted for 43% of total consumer nonperforming loans and leases as of March 31, 2010, compared to 42% at March 31, 2009. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain loans. Consumer restructured loans are reviewed, and if repayment is likely, are recorded as performing loans. Consumer restructured loans contributed $271 million to nonperforming loans as of March 31, 2010 compared to $258 and $167 million in restructured loans as of December 31, 2009 and March 31, 2009, respectively. As of March 31, 2010, redefault rates for restructured residential mortgages loans, home equity loans and credit cards were 28%, 15% and 18% respectively.

Repossessed personal property and other real estate owned (OREO) increased to $396 million at March 31, 2010 compared to $297 million at December 31, 2009 due to an increase in OREO of $99 million. The increase in OREO was driven by an increase in foreclosed commercial properties of $94 million compared to December 31, 2009 primarily due to increases of $57 and $28 million in foreclosures securing commercial mortgage and commercial construction loans, respectively. Michigan and Florida accounted for 42% of foreclosed real estate at March 31, 2010. Repossessed personal property and other real estate owned increased $144 million compared to March 31, 2009 due to an increase in OREO of $148 million. This increase was primarily due to increases of $114 and $34 million in foreclosures securing commercial mortgage and commercial construction loans, respectively.

For the first quarter of 2010, interest income of $49 million would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 35: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Nonaccrual loans and leases:
Commercial and industrial loans	$746	734	$667
Commercial mortgage loans	853	898	692
Commercial construction loans	479	646	551
Commercial leases	55	67	27
Residential mortgage loans	266	275	265
Home equity	23	21	25
Automobile loans	1	1	2
Other consumer loans and leases	—	—	—
Restructured loans and leases:
Commercial loans	39	47	—
Residential mortgage loans	142	137	81
Home equity	27	33	39
Automobile loans	1	1	1
Credit card	101	87	46

Total nonperforming loans and leases	2,733	2,947	2,396
Repossessed personal property and other real estate owned	396	297	252

Total nonperforming assets (a)	3,129	3,244	2,648
Nonaccrual loans held for sale	243	224	403

Total nonperforming assets including loans held for sale	$3,372	3,468	3,051

90 days past due loans and leases:
Commercial and industrial loans	$63	118	131
Commercial mortgage loans	44	59	124
Commercial construction loans	9	17	49
Commercial leases	4	4	6
Residential mortgage loans (b)	157	189	231
Home equity	89	99	105
Automobile loans	13	17	18
Credit card	57	64	68
Other consumer loans and leases	—	—	1

Total 90 days past due loans and leases	$436	567	$733

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (a)	4.02%	4.22	3.19
Allowance for loan and lease losses as a percent of nonperforming assets (a)	122	116	116

(a)	Does not include loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2010, December 31, 2009 and March 31, 2009, these advances were $167, $130 and $55, respectively.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 3.01% for the first quarter of 2010, compared to 2.37% for the first quarter of 2009. Table 36 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan net charge-offs to average commercial loans outstanding increased to 3.07% in first quarter of 2010 compared to 2.08% in the first quarter of 2009. Real estate related industries continued to comprise the majority of losses incurred as 67% of charge-offs greater than $2 million during the first quarter of 2010 involved loans in the construction or real estate industries of which: 27% were located in Michigan and 23% in Florida, reflecting the real estate price deterioration in those regions since the first quarter of 2009. Commercial net charge-offs remained elevated in Michigan and Florida during the current quarter as 44%, 53%, and 40%, of commercial and industrial, commercial mortgage, and commercial construction net charge-offs, respectively, were located in these states. This compares to 48%, 66% and 42% for each of these respective categories during the first quarter of 2009.

The ratio of consumer loan net charge-offs to average consumer loans outstanding increased to 2.93% in the first quarter of 2010 compared to 2.82% in the first quarter of 2009. Residential mortgage net charge-offs increased to $88 million in the first quarter of 2010 compared to $75 million in the first quarter of 2009 due to increased foreclosure rates in the Bancorp’s key lending markets. Florida and Michigan continue to rank among the top states in total mortgage foreclosures. The Bancorp’s Florida and Michigan markets experienced the most stress and accounted for over 53% and 15%, respectively, of the residential mortgage net charge-offs during the first quarter of 2010 compared to 67% and 12% during the first quarter of 2009.

Compared to the first quarter of 2009, home equity net charge-offs were flat as increases of $3 million and $1 million in net charge-offs in Ohio and Michigan, respectively, were offset by a $3 million decrease in Florida home equity net charge-offs. Brokered home equity loans represented 40% of home equity charge-offs during the first quarter of 2010, despite representing only 16% of home equity lines and loans as of March 31, 2010. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

The ratio of automobile loan net charge-offs to average automobile loans decreased to 1.27% in the first quarter of 2010 compared to 2.17% in the first quarter of 2009 due to tighter underwriting standards implemented in 2008, maturation of the automobile portfolio and higher resale values on automobiles sold at auction. Cumulative losses for the 2009 originations through March 31, 2010 have been lower than those experienced on the 2006 to 2008 vintage loans over the same time period subsequent to origination. The net charge-off ratio on credit card balances increased compared to the same quarter last year as unemployment levels have remained elevated in the Bancorp’s footprint. Future changes in credit card net charge-offs are expected to continue to trend with changes in unemployment. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 36: Summary of Credit Loss Experience

For the three months ended March 31 ($ in millions)	2010	2009
Losses charged off:
Commercial and industrial loans	($175)	($116)
Commercial mortgage loans	(102)	(79)
Commercial construction loans	(80)	(78)
Commercial leases	(4)	—
Residential mortgage loans	(88)	(75)
Home equity	(75)	(73)
Automobile loans	(44)	(56)
Credit card	(46)	(38)
Other consumer loans and leases	(8)	(6)

Total losses	(622)	(521)
Recoveries of losses previously charged off:
Commercial and industrial loans	14	13
Commercial mortgage loans	3	2
Commercial construction loans	2	2
Commercial leases	—	—
Residential mortgage loans	—	—
Home equity	2	1
Automobile loans	13	10
Credit card	2	2
Other consumer loans and leases	4	1

Total recoveries	40	31
Net losses charged off:
Commercial and industrial loans	(161)	(103)
Commercial mortgage loans	(99)	(77)
Commercial construction loans	(78)	(76)
Commercial leases	(4)	—
Residential mortgage loans	(88)	(75)
Home equity	(73)	(72)
Automobile loans	(31)	(46)
Credit card	(44)	(36)
Other consumer loans and leases	(4)	(5)

Total net losses charged off	($582)	($490)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	2.49%	1.45%
Commercial mortgage loans	3.42	2.50
Commercial construction loans	8.57	6.21
Commercial leases	0.44	—

Total commercial loans	3.07	2.08

Residential mortgage loans	4.46	3.27
Home equity	2.38	2.28
Automobile loans	1.27	2.17
Credit card	9.23	7.92
Other consumer loans and leases	2.07	1.63

Total consumer loans	2.93	2.82

Total net losses charged-off	3.01%	2.37%

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall allowance for loan and lease losses, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the allowance for loan and lease losses. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the allowance for loan and lease losses can be found in Management’s Discussion and Analysis - Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 37: Changes in Allowance For Credit Losses

For the three months ended March 31 ($ in millions)	2010	2009
Allowance for loan and lease losses:
Balance, beginning of period	$3,749	2,787
Impact of change in accounting principle	45	—
Net losses charged off	(582)	(490)
Provision for loan and lease losses	590	773

Balance, end of period	$3,802	3,070

Reserve for unfunded commitments:
Balance, beginning of period	$294	195
Impact of change in accounting principle	(43)	—
Provision for unfunded commitments	9	36

Balance, end of period	$260	231

In the first quarter of 2010, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

Certain inherent, but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model derived required reserves tend to slightly lag the deterioration in the portfolio, in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results. An unallocated component to the allowance for loan and lease losses is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at March 31, 2010 and December 31, 2009 was .25%, or five percent of the total allowance compared to .28% or 7.50% of the total allowance, as of March 31, 2009. The decrease in the unallocated allowance compared to the prior year was a result of many of the impacts of recent economic events being more fully incorporated into the historical loss rates within the portfolio specific models as well as early signs of stabilization in real estate values in certain of the Bancorp’s lending markets. These recent economic events include, but are not limited to, falling home prices, rising unemployment, bankruptcy filings and fluctuating commodity prices.

As shown in Table 38, the allowance for loan and lease losses as a percent of the total loan and lease portfolio increased to 4.91% at March 31, 2010, compared to 4.88% at December 31, 2009 and 3.71% at March 31, 2009. The allowance for loan and lease losses was $3.8 billion, $3.7 billion and $3.1 billion as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The slight increase compared to December 31, 2009 is reflective of a number of factors including a $45 million increase to the allowance for loan and lease losses to recognize reserves associated with loans consolidated on January 1, 2010 due to a change in U.S. GAAP, increased loss estimates due to real estate price deterioration in certain of the Bancorp’s key lending markets offset by declining delinquency trends and a decrease in the amount of impaired loans compared to December 31, 2009. The increase compared to March 31, 2009 is primarily due to increased loss estimates resulting from real estate price deterioration in some of the Bancorp’s key lending markets and increased stress to the commercial loan and lease portfolio. For further discussion on the impact of new accounting guidance adopted during the quarter, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $233 million at March 31, 2010. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $102 million at March 31, 2010. As several qualitative and quantitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Impaired commercial loans subject to specific evaluation were $1.5 billion as of March 31, 2010, compared to $1.7 billion as of December 31, 2009, and $1.2 billion, as of March 31, 2009. Impaired commercial loans above specified thresholds require individual review to determine loan and lease reserves.

Real estate values have continued to deteriorate, as measured by the Home Price Index, with metropolitan areas in Florida, Michigan and Ohio experiencing larger declines than the national average. The deterioration in real estate values has increased the inherent loss once a loan defaults, particularly for residential mortgage and home equity loans with high loan-to-value ratios.

Economic trends such as gross domestic product, unemployment rate, home sales and inventory and bankruptcy filings have historically provided indicators of trends in loan and lease loss rates. Compared to December 31, 2009, trends in general economic conditions in the national and local economies have generally improved resulting in stabilizing reserve factors used to determine the losses inherent within the loan and lease portfolio.

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

The reserve for unfunded commitments was $260 million at March 31, 2010 compared to $294 and $231 million at December 31, 2009 and March 31, 2009, respectively. The decrease compared to December 31, 2009 is due to a $43 million decrease to release reserves associated with the aforementioned loans that were previously off balance sheet but were consolidated on January 1, 2010 due to a change in U.S. GAAP. The reserve for these loans is included in the Condensed Consolidated Balance Sheet as a component of the allowance for loan and lease losses at March 31, 2010.

TABLE 38: Attribution of Allowance for Loans and Lease Losses to Portfolio Loans and Leases

($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Allowance attributed to:
Commercial and industrial loans	$1,325	1,282	1,000
Commercial mortgage loans	803	734	455
Commercial construction loans	349	380	255
Commercial leases	111	121	89
Residential mortgage loans	376	375	373
Consumer loans	638	660	659
Consumer leases	3	4	8
Unallocated	197	193	231

Total allowance for loan and lease losses	$3,802	3,749	3,070

Portfolio loans and leases:
Commercial and industrial loans	26,131	25,683	28,617
Commercial mortgage loans	11,744	11,803	12,560
Commercial construction loans	3,277	3,784	4,745
Commercial leases	3,388	3,535	3,521
Residential mortgage loans	7,918	8,035	8,875
Consumer loans	24,521	23,439	23,548
Consumer leases	444	500	703

Total portfolio loans and leases	77,423	76,779	82,569

Attributed allowance as a percent of respective portfolio loans:
Commercial and industrial loans	5.07%	4.99	3.49
Commercial mortgage loans	6.84	6.22	3.62
Commercial construction loans	10.64	10.04	5.38
Commercial leases	3.27	3.42	2.53
Residential mortgage loans	4.75	4.67	4.20
Consumer loans	2.60	2.81	2.80
Consumer leases	.68	.80	1.19
Unallocated (as a percent of total portfolio loans and leases)	.25	.25	.28

Total portfolio loans and leases	4.91%	4.88	3.71

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

Net Interest Income (NII) Simulation Model

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of net interest income to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Executive Asset Liability Management Committee (ALCO), which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for March 31, 2010. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At March 31, 2010, the Bancorp’s simulated exposure to a change in interest rates as described above was effectively neutral in year one and asset sensitive in year two. Table 39 shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of March 31, 2010:

TABLE 39: Estimated NII Sensitivity Profile

	Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	0.46%	2.41	(5.00)	(7.00)
+100	0.39	1.50	—	—

Market Value of Equity

The Bancorp also employs market value of equity (MVE) as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the MVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The MVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of MVE to changes in the level of interest rates is a measure of longer-term interest rate risk. MVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the MVE analysis. Particularly important are assumptions driving prepayments and the expected changes in balances and pricing of transaction deposit portfolios. The following table shows the Bancorp’s MVE sensitivity profile as of March 31, 2010:

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 40: Estimated MVE Sensitivity Profile

Change in Interest Rates (bp)	Change in MVE	ALCO Policy Limits
+200	(2.99%)	(15.0)
+100	(1.15)
+25	(0.17)
-25	0.09

This MVE profile suggests that the Bancorp would experience a slight adverse effect from an initial increase in rates and that the adverse impact would become greater as rates continued to rise. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and MVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. The notional amount and fair values of these derivatives as of March 31, 2010 are included in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 41 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of March 31, 2010. Additionally, Table 42 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans, as of March 31, 2010.

TABLE 41: Portfolio Loan and Lease Contractual Maturities

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial and industrial loans	$10,850	12,234	3,047	26,131
Commercial mortgage loans	5,584	4,711	1,449	11,744
Commercial construction loans	1,711	1,009	557	3,277
Commercial leases	525	1,359	1,504	3,388

Subtotal - commercial loans and leases	18,670	19,313	6,557	44,540

Residential mortgage loans	1,703	2,748	3,467	7,918
Home equity	1,772	4,901	5,513	12,186
Automobile loans	3,812	5,923	445	10,180
Credit card	168	1,695	—	1,863
Other consumer loans and leases	413	315	8	736

Subtotal - consumer loans and leases	7,868	15,582	9,433	32,883

Total	$26,538	34,895	15,990	77,423

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 42: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$4,094	11,187
Commercial mortgage loans	2,515	3,645
Commercial construction loans	574	992
Commercial leases	2,863	—

Subtotal - commercial loans and leases	10,046	15,824

Residential mortgage loans	3,769	2,446
Home equity	1,755	8,659
Automobile loans	6,319	49
Credit card	875	820
Other consumer loans and leases	294	29

Subtotal - consumer loans and leases	13,012	12,003

Total	$23,058	27,827

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $725 million, $699 million and $478 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates for the first quarter of 2010 increased compared to the first quarter of 2009, but decreased compared to December 31, 2009. The decrease in rates from December 31, 2009 caused prepayment assumptions to increase and led to $7 million in temporary impairment of servicing rights during the three months ended March 31, 2010 compared to a $69 million in temporary impairment during the three months ended March 31, 2009. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Due to the volume of refinancing activity which occurred in 2009, the pool of borrowers with loan rates distinctly higher than the prevailing rate has decreased compared to the first quarter of 2009 resulting in a decrease in temporary impairment. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $58 million and $86 million on its non-qualifying hedging strategy for the three months ended March 31, 2010 and 2009, respectively. The net gains on non-qualifying hedging strategy for the three months ended March 31, 2009 included $16 million of net gains on the sale of securities. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the first quarter of 2010. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2010, December 31, 2009 and March 31, 2009 was approximately $228 million, $272 million and $342 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

Quantitative and Qualitative Disclosures About Market Risk (continued)

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Sources of Funds

The Bancorp’s primary sources of funds relate to cash flows from loan and lease repayments, principal and interest payments from available-for-sale securities, the sale or securitization of loans and leases, funds generated by core deposits, in addition to the use of public and private debt offerings.

Projected contractual maturities from loan and lease repayments are included in Table 41. Of the $16.5 billion (amortized cost basis) of securities in the available-for-sale portfolio at March 31, 2010, $4.7 billion in principal and interest is expected to be received in the next 12 months and an additional $2.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s available-for-sale securities portfolio, see the Investment Securities section of the MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans totaling $4.1 billion for the three months ended March 31, 2010. During the three months ended March 31, 2009, the Bancorp sold, securitized or transferred off-balance sheet loans totaling $4.6 billion. For further information on the transfer of financial assets, see Note 3 of the Notes to Condensed Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 79% of its average total assets for the first quarter of 2010 compared to 72% for the fourth quarter of 2009 and 67% for the first quarter of 2009. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of various regional Federal Home Loan Banks. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp participates in the FDIC’s Transaction Account Guarantee program (TAG) that was adopted on November 21, 2008 under the Emergency Economic Stabilization Act (EESA) of 2008. The TAG program provides insurance to any funds held in qualifying noninterest-bearing transaction accounts without limit. On April 13, 2010, the FDIC adopted an interim final rule extending the TAG for six months, through December 31, 2010, with the possibility of extending the program an additional twelve months without further rulemaking. As a participant in the TAG program, the Bancorp was required to decide whether to opt out of the program on or before April 30, 2010. As such, the Bancorp has decided to opt out of the TAG program effective July 1, 2010. After this date, customer accounts that qualified under the TAG program will no longer be guaranteed in full, but will be insured up to $250,000 under the FDIC’s general deposit insurance rules.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of March 31, 2010, $8.8 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $23.5 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks.

Credit Ratings

The cost and availability of financing to the Bancorp are impacted by its credit ratings. A downgrade to the Bancorp’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios, diverse funding sources, in addition to disciplined liquidity monitoring procedures.

The Bancorp had senior debt credit ratings of “Baa1” with Moody’s, “BBB” with Standard & Poor’s, “A-” with Fitch Ratings and “A (low)” with DBRS, Ltd. as of May 7, 2010. The senior debt credit rating from DBRS, Ltd was downgraded from “A” during the first quarter of 2010. These ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

•	Moody’s “Baa1” rating is considered a medium-grade obligation and is the fourth highest ranking within its overall classification system;

Quantitative and Qualitative Disclosures About Market Risk (continued)

•	Standard & Poor’s “BBB” rating indicates the obligor’s capacity to meet its financial commitment is adequate and is the fourth highest ranking within its overall classification system;

•	Fitch Ratings’ “A-” rating is considered high credit quality and is the third highest ranking within its overall classification system; and

•	DBRS Ltd.’s “A (low)” rating is considered satisfactory credit quality and is the third highest ranking within its overall classification system.

*	As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating.

CAPITAL MANAGEMENT

2009 Capital Actions

Management, including the Bancorp’s Board of Directors, regularly reviews the Bancorp’s capital position to help ensure it is appropriately positioned under various operating environments. During the second quarter of 2009, the Bancorp announced its SCAP results which indicated that the Bancorp’s Tier 1 and Total risk-based capital ratios were expected to continue to exceed the levels required to maintain a “well-capitalized” status under the more adverse scenario as defined by the assessment. The SCAP results did indicate that the Bancorp’s Tier 1 common equity would be required to be augmented to maintain a capital buffer above the newly required four percent threshold of the Tier 1 common equity ratio under the more adverse scenario of the assessment. The total amount required, prior to considering activities by the Bancorp since the end of the fourth quarter of 2008, was $2.6 billion. After considering such activities, primarily the Processing Business Sale, the indicated additional net Tier 1 common equity required was $1.1 billion. During the second quarter of 2009, in order to raise additional capital to augment its Tier 1 common equity, the Bancorp completed a $1 billion common stock offering of approximately 158 million shares at an average price of $6.33. Additionally, the Bancorp completed an exchange of a portion of its Series G preferred shares which included an offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. As a result of this offer to exchange, approximately 60 million shares of common stock and $230 million in cash were exchanged for 7 million depositary shares, representing 27,849 shares of Series G Preferred shares. These actions increased the Bancorp’s common equity by approximately $1 billion and $441 million, respectively. As a result of the Processing Business Sale, the common stock offering, and the exchange of the preferred stock, the Bancorp exceeded its Tier 1 common equity requirement under the SCAP assessment by approximately $650 million. Additionally, during the third quarter of 2009, the Bancorp sold its Visa, Inc. Class B common shares resulting in an additional $187 million benefit to the Bancorp’s common equity.

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

TABLE 43: Capital Ratios

($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009

Average equity as a percent of average assets	11.92%	11.39	10.18
Tangible equity as a percent of tangible assets (a)	9.67	9.71	7.89
Tangible common equity as a percent of tangible assets (a)	6.37	6.45	4.23

Tier I capital	$13,297	13,428	11,924
Total risk-based capital	17,416	17,635	16,502
Risk-weighted assets (b)	99,220	100,862	109,087

Regulatory capital ratios:
Tier I capital	13.40%	13.31	10.93
Total risk-based capital	17.55	17.48	15.13
Tier I leverage	12.00	12.43	10.29
Tier I common equity	6.97	7.00	4.50

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
(b)	Under the banking agencies risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk weighted assets.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In each of the first quarters of 2010 and 2009 and the fourth quarter of 2009, the Bancorp paid dividends per common share of $0.01.

The Bancorp issued $3.4 billion in senior preferred stock (Series F) and related warrants to the U.S. Treasury as part of the Capital Purchase Program (CPP). Upon issuance, the Bancorp agreed to limit dividends to common stock holders to the quarterly dividend rate paid prior to October 14, 2008, which was $0.15. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party.

The Bancorp’s repurchase of common stock is shown in Table 44. In May 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp is restricted in its repurchases of its common stock. This restriction is in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares are redeemed in whole or transferred to an unaffiliated third party.

TABLE 44: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	—	$—	—	19,201,518
February 1, 2010 – February 28, 2010	—	—	—	19,201,518
March 1, 2010 – March 31, 2010	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 60,399 shares during the first quarter of 2010 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. A discussion in further detail of these transactions is provided below.

Residential Mortgage Loan Sales

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At March 31, 2010 and December 31, 2009, the outstanding balances on these loans sold with credit recourse were approximately $1.1 billion. At March 31, 2009, the outstanding balances on these loans sold with credit recourse were approximately $1.3 billion. At March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $18 million, $21 million and $20 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $66 million, $37 million and $12 million, respectively. For further information on residential mortgage loans sold with recourse, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

Private Mortgage Insurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $182 million at March 31, 2010 and December 31, 2009, and $188 million at March 31, 2009. As of March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp maintained a reserve of $53 million, $44 million and $19 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Liquidity Support and Credit Enhancement Agreement

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to a VIE, which prior to January 1, 2010, was an unconsolidated special purpose entity wholly-owned by an independent third party. The VIE issued asset-backed commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. Generally, the loans transferred to the VIE provided a lower yield due to their investment grade nature and, therefore, transferring these loans allowed the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 and March 31, 2009 was $771 million and $1.6 billion, respectively. At December 31, 2009 and March 31, 2009, the Bancorp’s loss reserve related to the credit enhancement provided to the VIE was $45 million and $42 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that was consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

In the event the VIE was unable to issue commercial paper, the Bancorp agreed to provide liquidity support in the form of a line of credit and the repurchase of assets from the VIE. As of December 31, 2009 and March 31, 2009, the liquidity asset purchase agreement was $1.4 billion and $2.4 billion, respectively. In addition, due to dislocation in the short-term funding market which caused the VIE difficulty in obtaining sufficient funding through the issuance of commercial paper, the Bancorp purchased commercial paper from the VIE throughout 2008 and 2009. As of December 31, 2009 and March 31, 2009, the Bancorp held approximately $805 million and $1.2 billion, respectively, of commercial paper issued by the VIE, representing 87% and 67%, respectively, of the VIE’s total commercial paper then outstanding. Effective January 1, 2010 with the adoption of new accounting guidance regarding the consolidation of VIEs, the Bancorp was required to consolidate the assets and liabilities of this VIE. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on the new accounting guidance.

Loan Securitizations

The Bancorp utilizes securitization trusts, formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain automobile loans and other consumer loans. During 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with U.S. GAAP. The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. Upon adoption on January 1, 2010 of the FASB guidance on the accounting for QSPEs and VIEs, the Bancorp has determined that it is the primary beneficiary (and therefore consolidator) of these QSPEs. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, except share data)	March 31, 2010	As of December 31, 2009	March 31, 2009
	(unaudited)		(unaudited)
Assets
Cash and due from banks (a)	$2,133	2,318	$2,491
Available-for-sale and other securities (b)	16,935	18,213	16,916
Held-to-maturity securities (c)	355	355	358
Trading securities	305	355	1,407
Other short-term investments (a)	3,904	3,369	1,587
Loans held for sale (d)	1,607	2,067	2,602
Portfolio loans and leases:
Commercial and industrial loans	26,131	25,683	28,617
Commercial mortgage loans	11,744	11,803	12,560
Commercial construction loans	3,277	3,784	4,745
Commercial leases	3,388	3,535	3,521
Residential mortgage loans (e)	7,918	8,035	8,875
Home equity (a)	12,186	12,174	12,710
Automobile loans (a)	10,180	8,995	8,688
Credit card	1,863	1,990	1,816
Other consumer loans and leases	736	780	1,037

Portfolio loans and leases	77,423	76,779	82,569
Allowance for loan and lease losses (a)	(3,802)	(3,749)	(3,070)

Portfolio loans and leases, net	73,621	73,030	79,499
Bank premises and equipment	2,384	2,400	2,490
Operating lease equipment	492	499	470
Goodwill	2,417	2,417	2,623
Intangible assets	94	106	154
Servicing rights	725	700	481
Other assets (a)	7,679	7,551	8,235

Total Assets	$112,651	113,380	$119,313

Liabilities
Deposits:
Demand	$19,482	19,411	$16,370
Interest checking	19,126	19,935	14,510
Savings	19,099	17,898	16,517
Money market	4,782	4,431	4,353
Other time	11,643	12,466	14,571
Certificates - $100,000 and over	6,596	7,700	11,784
Foreign office and other	2,846	2,464	1,677

Total deposits	83,574	84,305	79,782
Federal funds purchased	271	182	363
Other short-term borrowings	1,359	1,415	11,076
Accrued taxes, interest and expenses	633	773	904
Other liabilities (a)	2,459	2,701	2,908
Long-term debt (a)	10,947	10,507	12,178

Total Liabilities	99,243	99,883	107,211

Shareholders’ Equity
Common stock (f)	1,779	1,779	1,295
Preferred stock (g)	3,620	3,609	4,252
Capital surplus (h)	1,753	1,743	841
Retained earnings	6,169	6,326	5,792
Accumulated other comprehensive income	288	241	151
Treasury stock	(201)	(201)	(229)

Total Shareholders’ Equity	13,408	13,497	12,102

Total Liabilities and Shareholders’ Equity	$112,651	113,380	$119,313

(a)	At March 31, 2010, $71 of cash, $7 of other short-term investments, $257 of home equity loans, $1,065 of automobile loans, ($23) of allowance for loan and lease losses, $17 of other assets, $19 of other liabilities and $1,174 of long-term debt from consolidated variable interest entities are included in their respective Balance Sheet captions above. See Note 8.
(b)	Amortized cost of $16,523, $17,879 and $16,642 at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.
(c)	Fair value of $355, $355 and $358 at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.
(d)	Includes $1,089, $1,470 and $1,943 of residential mortgage loans held for sale measured at fair value at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
(e)	Includes $36, $26 and $11 of residential mortgage loans measured at fair value at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2010 - 794,816,131 (excludes 6,688,056 treasury shares), December 31, 2009 – 795,068,164 (excludes 6,436,024 treasury shares) and March 31, 2009 – 576,935,997 shares (excludes 6,491,107 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at March 31, 2010, December 31, 2009, and March 31, 2009; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,451, 16,451, and 44,300 issued and outstanding at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
(h)	Includes ten-year warrants initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2010	2009
Interest Income
Interest and fees on loans and leases	$960	$997
Interest on securities	182	180
Interest on other short-term investments	1	1

Total interest income	1,143	1,178
Interest Expense
Interest on deposits	171	274
Interest on other short-term borrowings	1	24
Interest on long-term debt	74	104

Total interest expense	246	402

Net Interest Income	897	776
Provision for loan and lease losses	590	773

Net Interest Income After Provision for Loan and Lease Losses	307	3
Noninterest Income
Mortgage banking net revenue	152	134
Service charges on deposits	142	146
Investment advisory revenue	91	79
Corporate banking revenue	81	113
Card and processing revenue	73	223
Other noninterest income	74	10
Securities gains (losses), net	14	(24)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	16

Total noninterest income	627	697
Noninterest Expense
Salaries, wages and incentives	329	327
Employee benefits	86	83
Net occupancy expense	76	79
Technology and communications	45	45
Equipment expense	30	31
Card and processing expense	25	67
Other noninterest expense	365	330

Total noninterest expense	956	962

Loss Before Income Taxes	(22)	(262)
Applicable income tax benefit	(12)	(312)

Net (Loss) Income	(10)	50
Dividends on preferred stock	62	76

Net Loss Available to Common Shareholders	$(72)	$(26)

Earnings Per Share	$(0.09)	$(0.04)
Earnings Per Diluted Share	$(0.09)	$(0.04)

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	$1,295	4,241	848	5,824	98	(229)	12,077
Net income				50			50
Other comprehensive income					53		53

Comprehensive income							103
Cash dividends declared:
Common stock at $0.01 per share				(5)			(5)
Preferred stock				(66)			(66)
Accretion of preferred dividends, Series F		11		(11)			—
Stock-based compensation expense			11				11
Change in corporate tax benefit related to stock-based compensation			(18)				(18)

Balance at March 31, 2009	$1,295	4,252	841	5,792	151	(229)	12,102

Balance at December 31, 2009	$1,779	3,609	1,743	6,326	241	(201)	13,497
Net loss				(10)			(10)
Other comprehensive income					47		47

Comprehensive income							37
Cash dividends declared:
Common stock at $0.01 per share				(8)			(8)
Preferred stock				(51)			(51)
Accretion of preferred dividends, Series F		11		(11)			—
Stock-based compensation expense			10				10
Impact of cumulative effect of change in accounting principle				(77)			(77)

Balance at March 31, 2010	$1,779	3,620	1,753	6,169	288	(201)	13,408

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2010	2009
Operating Activities
Net (loss) income	$(10)	$50
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	590	773
Depreciation, amortization and accretion	97	86
Stock-based compensation expense	10	11
Provision for deferred income taxes	12	22
Realized securities gains	(18)	—
Realized securities gains – non-qualifying hedges on mortgage servicing rights	—	(22)
Realized securities losses	4	24
Realized securities losses – non-qualifying hedges on mortgage servicing rights	—	7
Provision for mortgage servicing rights	7	69
Net (gains) losses on sales of loans and fair value adjustments on loans held for sale	(28)	5
Capitalized mortgage servicing rights	(56)	(94)
Proceeds from sales of loans held for sale	4,117	4,285
Loans originated for sale, net of repayments	(3,594)	(5,540)
Dividends representing return on equity method investments	1	2
Net change in:
Trading securities	51	(43)
Other assets	181	749
Accrued taxes, interest and expenses	(161)	(430)
Other liabilities	(293)	(25)

Net Cash Provided by (Used In) Operating Activities	910	(71)

Investing Activities
Sales:
Available-for-sale securities	505	972
Loans	49	226
Disposal of bank premises and equipment	2	2
Repayments / maturities:
Available-for-sale securities	966	40,192
Held-to-maturity securities	—	2
Purchases:
Available-for-sale securities	(1,060)	(45,315)
Bank premises and equipment	(42)	(55)
Restricted cash from the initial consolidation of variable interest entities	63	—
Dividends representing return of equity method investments	4	1
Net change in:
Other short-term investments	(528)	1,992
Loans and leases	784	831
Operating lease equipment	(3)	(16)

Net Cash Provided by (Used In) Investing Activities	740	(1,168)

Financing Activities
Net change in:
Core deposits	399	1,237
Certificates - $100,000 and over, including other foreign office	(1,115)	(70)
Federal funds purchased	89	77
Other short-term borrowings	(178)	1,117
Proceeds from issuance of long-term debt	1	1
Repayment of long-term debt	(971)	(1,299)
Payment of cash dividends	(59)	(72)
Exercise of stock-based awards, net	—	1
Purchases of treasury stock	(1)	(1)

Net Cash (Used In) Provided by Financing Activities	(1,835)	991

Decrease in Cash and Due from Banks	(185)	(248)
Cash and Due from Banks at Beginning of Period	2,318	2,739

Cash and Due from Banks at End of Period	$2,133	$2,491

Cash Payments
Interest	$259	$422
Income taxes	19	7

See Notes to Condensed Consolidated Financial Statements. Note 2 contains noncash investing and financing activities.

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2010 and 2009, the results of operations for the three months ended March 31, 2010 and 2009, the cash flows for the three months ended March 31, 2010 and 2009 and the changes in shareholders’ equity for the three months ended March 31, 2010 and 2009. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these condensed consolidated financial statements be read in conjunction with the latest annual financial statements. The results of operations for the three months ended March 31, 2010 and 2009 and the cash flows and changes in shareholders’ equity for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2009 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Noncash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2010	2009
Transfers of portfolio loans to held-for-sale loans	$67	—
Transfers of held-for-sale loans to portfolio loans	35	6
Transfers of held-for-sale loans to trading securities	—	136
Transfers of portfolio loans to other real estate owned	169	90

Impact of change in accounting principle:
Decrease in available-for-sale securities, net	941	—
Increase in portfolio loans	2,217	—
Decrease in demand deposits	18	—
Increase in other short-term borrowings	122	—
Increase in long-term debt	1,344	—

3. Accounting and Reporting Developments

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance amending the accounting for the transfers of financial assets. This amended guidance removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets and measuring gains or losses on the sale of financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. The amended guidance was adopted by the Bancorp on January 1, 2010 on a prospective basis and will impact the Bancorp’s structuring of securitizations and other transfers of financial assets, including guaranteed mortgage securitizations, in order to meet the amended sale treatment criteria under the new guidance. In addition, see the discussion below regarding amended guidance on the consolidation of VIEs and the impact on the Bancorp’s Condensed Consolidated Financial Statements for assets previously transferred to QSPEs.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance amending the accounting for the consolidation of VIEs. This new guidance, adopted by the Bancorp on January 1, 2010, amends the methodology for determining the primary beneficiary (and therefore consolidator) of a VIE and requires such assessment to be performed on an ongoing basis. Under this new guidance, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Due to the concurrent issuance and effective date of the previously discussed amended guidance for the transfers of financial assets and the removal of the QSPE concept, the Bancorp was required to assess all VIEs, including those formed as QSPEs in transfers that occurred prior to January 1, 2010, to determine whether the Bancorp is the primary beneficiary of the VIE under the amended guidance. The Bancorp is also required under the amended guidance to provide additional disclosures about its involvement with both consolidated and non- consolidated VIEs, any significant changes in risk exposure due to that involvement, and how that involvement affects the Bancorp’s Condensed Consolidated Financial Statements. See Note 8 for further discussion.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In accordance with the transition guidance for the initial consolidation of VIEs resulting from the adoption of the amended guidance, the Bancorp initially measured the assets and liabilities of newly consolidated VIEs at their carrying amounts, defined as the amounts at which the assets and liabilities would have been carried in the Bancorp’s Condensed Consolidated Financial Statements when the Bancorp first met the conditions to be the primary beneficiary under the amended guidance. The difference between the amounts added to the Bancorp’s Condensed Consolidated Balance Sheets and the derecognition of previously recognized interests in the newly consolidated VIEs was recognized as a cumulative effect adjustment to retained earnings. The consolidation of these VIEs on January 1, 2010 resulted in an increase in total assets of approximately $1.3 billion, a negative adjustment of $1 million to accumulated other comprehensive income and a negative cumulative effect adjustment to retained earnings of $77 million. The impact of consolidating these VIEs did not have a material effect on the Bancorp’s regulatory capital ratios.

In February 2010, the FASB issued guidance deferring the above amendments to the consolidation of VIEs for a reporting entity’s interest in registered money market funds. In addition, the deferral also applies to a reporting entity’s interest in entities meeting either of the following two criteria: (1) The entity has all the attributes of an investment company as specified in ASC Topic 946, “Financial Services—Investment Companies,” or (2) It is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with those in ASC Topic 946 (including recognizing changes in fair value currently in the statement of operations) for financial reporting purposes. The deferral does not apply to those entities in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. As a result of this deferral, the Bancorp has determined that its interests in private equity funds, mutual funds and money market funds are not subject to the above amended guidance for the consolidation of VIEs.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued new guidance clarifying current fair value disclosure requirements and also requiring certain additional disclosures about fair value measurements. The disclosure requirements under this new guidance were implemented by the Bancorp during the first quarter of 2010 and included in Note 17.

Embedded Credit Derivatives

In March 2010, the FASB issued guidance clarifying the type of embedded credit derivative that is exempt from bifurcation requirements. Under the guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related only to the subordination of one financial instrument to another. The guidance is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010, with earlier adoption permitted. The Bancorp’s implementation of this guidance in the third quarter of 2010 is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

4. Restriction on Dividends

The dividends paid by the Bancorp’s state chartered bank are subject to regulations and limitations prescribed by the appropriate state authority. Under these provisions, the Bancorp’s state chartered bank was unable to pay a dividend at March 31, 2010 and December 31, 2009, and the dividend limitation was $588 million at March 31, 2009. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Based on retained earnings at March 31, 2010, December 31, 2009 and March 31, 2009, the dividend limitation of the Bancorp’s nonbank subsidiaries under these provisions was $7 million, $87 million and $45 million, respectively.

On December 31, 2008, the Bancorp sold approximately $3.4 billion in senior preferred stock and related warrants to the U.S. Treasury under the terms of the Capital Purchase Program (CPP). The terms include restrictions on common stock dividends which require the U.S. Treasury’s consent to increase common stock dividends for a period of three years from the date of investment unless the preferred shares are redeemed in whole or the U.S. Treasury has transferred all of the preferred shares to a third party. For the Bancorp, approval from the U.S. Treasury will be required for common stock dividends in excess of $0.15 per share of common stock. In addition, no dividends can be declared or paid on the Bancorp’s common stock unless all accrued and unpaid dividends have been paid on the preferred shares and certain other outstanding securities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

5. Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale and held-to-maturity securities portfolios:

As of March 31, 2010 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$474	1	(7)	$468
U.S. Government sponsored agencies	2,141	32	(24)	2,149
Obligations of states and political subdivisions	221	3	—	224
Agency mortgage-backed securities	11,069	379	(3)	11,445
Other bonds, notes and debentures	1,186	43	(14)	1,215
Other securities (a)	1,432	2	—	1,434

Total	$16,523	460	(48)	$16,935

Held-to-maturity:
Obligations of states and political subdivisions	$350	—	—	$350
Other debt securities	5	—	—	5

Total	$355	—	—	$355

As of December 31, 2009 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$464	2	(8)	$458
U.S. Government sponsored agencies	2,143	32	(33)	2,142
Obligations of states and political subdivisions	240	3	—	243
Agency mortgage-backed securities	11,074	315	(7)	11,382
Other bonds, notes and debentures	2,541	57	(29)	2,569
Other securities (a)	1,417	2	—	1,419

Total	$17,879	411	(77)	$18,213

Held-to-maturity:
Obligations of states and political subdivisions	$350	—	—	$350
Other debt securities	5	—	—	5

Total	$355	—	—	$355

As of March 31, 2009 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$185	3	—	$188
U.S. Government sponsored agencies	2,351	54	(13)	2,392
Obligations of states and political subdivisions	300	2	—	302
Agency mortgage-backed securities	9,391	265	(2)	9,654
Other bonds, notes and debentures	3,097	20	(55)	3,062
Other securities (a)	1,318	—	—	1,318

Total	$16,642	344	(70)	$16,916

Held-to-maturity:
Obligations of states and political subdivisions	$353	—	—	$353
Other debt securities	5	—	—	5

Total	$358	—	—	$358

(a)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $551 and $342, respectively at March 31, 2010 and December 31, 2009, and $551 and $294, respectively, at March 31, 2009, that are carried at cost, and certain mutual fund holdings and equity security holdings.

For the three months ended March 31, 2010, gross realized gains on the sale of available-for-sale securities were $16 million while gross realized losses were $4 million. For the three months ended March 31, 2009, gross realized gains on the sale of available-for-sale securities were $23 million while gross realized losses were $30 million.

Trading securities were $305 million as of March 31, 2010, compared to $355 million at December 31, 2009 and $1.4 billion at March 31, 2009. For the three months ended March 31, 2010 and 2009, gross realized and unrealized gains and losses on trading securities were immaterial to the Bancorp.

At March 31, 2010, December 31, 2009 and March 31, 2009, securities with a fair value of $13.6 billion, $14.2 billion, and $11.5 billion, respectively, were pledged to secure borrowings, public deposits, trust funds and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2010, by contractual maturity, are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities: (a)
Under 1 year	$751	760	6	6
1-5 years	4,322	4,483	157	157
5-10 years	9,808	10,047	161	161
Over 10 years	210	211	31	31
Other securities	1,432	1,434	—	—

Total	$16,523	16,935	355	355

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
U.S. Treasury and Government agencies	$289	(7)	1	—	290	(7)
U.S. Government sponsored agencies	906	(8)	348	(16)	1,254	(24)
Obligations of states and political subdivisions	2	—	3	—	5	—
Agency mortgage-backed securities	642	(3)	—	—	642	(3)
Other bonds, notes and debentures	76	(4)	75	(10)	151	(14)
Other securities	—	—	—	—	—	—

Total	$1,915	(22)	427	(26)	2,342	(48)

December 31, 2009
U.S. Treasury and Government agencies	$288	(8)	1	—	289	(8)
U.S. Government sponsored agencies	1,024	(15)	347	(18)	1,371	(33)
Obligations of states and political subdivisions	4	—	3	—	7	—
Agency mortgage-backed securities	1,583	(7)	—	—	1,583	(7)
Other bonds, notes and debentures	782	(15)	108	(14)	890	(29)
Other securities	2	—	—	—	2	—

Total	$3,683	(45)	459	(32)	4,142	(77)

March 31, 2009
U.S. Treasury and Government agencies	$1	—	1	—	2	—
U.S. Government sponsored agencies	604	(13)	—	—	604	(13)
Obligations of states and political subdivisions	4	—	2	—	6	—
Agency mortgage-backed securities	69	(2)	28	—	97	(2)
Other bonds, notes and debentures	1,392	(13)	151	(42)	1,543	(55)
Other securities	1	—	2	—	3	—

Total	$2,071	(28)	184	(42)	2,255	(70)

Other-Than-Temporary Impairments (OTTI)

If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Bancorp must determine whether an OTTI has occurred. Under U.S. GAAP, the recognition and measurement requirements related to OTTI differs for debt and equity securities.

For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred and the Bancorp must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through accumulated other comprehensive income. During the first quarter of 2010 and 2009, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income. During the first quarter of 2010 and 2009, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities. Additionally, at March 31, 2010, December 31, 2009 and March 31, 2009, approximately one percent, two percent and five percent, respectively, of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities.

6. Loans and Leases and Allowance for Loan and Lease Losses

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the United States.

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Loans and leases held for sale:
Commercial and industrial loans	$3	$4	10
Commercial mortgage loans	121	134	208
Commercial construction loans	119	87	185
Commercial leases	1	—	—
Residential mortgage loans	1,321	1,811	2,097
Other consumer loans and leases	42	31	102

Total loans and leases held for sale	$1,607	2,067	$2,602

Portfolio loans and leases:
Commercial and industrial loans	$26,131	25,683	28,617
Commercial mortgage loans	11,744	11,803	12,560
Commercial construction loans	3,277	3,784	4,745
Commercial leases	3,388	3,535	3,521

Total commercial loans and leases	44,540	44,805	49,443

Residential mortgage loans	7,918	8,035	8,875
Home equity	12,186	12,174	12,710
Automobile loans	10,180	8,995	8,688
Credit card	1,863	1,990	1,816
Other consumer loans and leases	736	780	1,037

Total consumer loans and leases	32,883	31,974	33,126

Total portfolio loans and leases	$77,423	76,779	82,569

Total portfolio loans and leases are recorded net of unearned income, which totaled $1.1 billion, $1.2 billion and $1.3 billion as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled $218 million, $242 million and $358 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

The following table summarizes the Bancorp’s nonperforming and delinquent loans included in the Bancorp’s portfolio of loans and leases:

($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Nonaccrual loans and leases	$2,423	$2,642	$2,229
Restructured nonaccrual loans and leases	310	305	167

Total nonperforming loans and leases	2,733	2,947	2,396
Repossessed personal property and other real estate owned	396	297	252

Total nonperforming assets (a)	$3,129	$3,244	$2,648

Total 90 days past due loans and leases	$436	$567	$733

(a)	Does not include $243, $224 and $403 of nonaccrual loans held for sale at March 31, 2010, December 31, 2009 and March 31, 2009.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Transactions in the allowance for loan and lease losses for the three months ended March 31:

($ in millions)	2010	2009
Beginning balance	$3,749	$2,787
Impact of change in accounting principle	45	—
Losses charged off	(622)	(521)
Recoveries of losses previously charged off	40	31
Provision for loan and lease losses	590	773

Ending balance	$3,802	$3,070

7. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at March 31, 2010 of 3.0 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 9. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2010:
Mortgage servicing rights	$2,043	(1,031)	(287)	725
Core deposit intangibles	487	(408)	—	79
Other	52	(37)	—	15

Total intangible assets	$2,582	(1,476)	(287)	819

As of December 31, 2009:
Mortgage servicing rights	$1,987	(1,008)	(280)	699
Core deposit intangibles	487	(397)	—	90
Other consumer and commercial servicing rights	12	(11)	—	1
Other	53	(37)	—	16

Total intangible assets	$2,539	(1,453)	(280)	806

As of March 31, 2009:
Mortgage servicing rights	$1,708	(905)	(325)	478
Core deposit intangibles	487	(360)	—	127
Other consumer and commercial servicing rights	13	(10)	—	3
Other	63	(36)	—	27

Total intangible assets	$2,271	(1,311)	(325)	635

As of March 31, 2010, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ending March 31, 2010 and 2009 was $35 million and $59 million, respectively. Estimated amortization expense for the years ending December 31, 2010 through 2014 is as follows:

($ in millions)	Mortgage Servicing Rights	Other Intangible Assets	Total
Remainder of 2010	$149	31	$180
2011	160	27	187
2012	128	11	139
2013	103	8	111
2014	83	4	87

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

8. Variable Interest Entities

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs. A VIE is a legal entity that lacks sufficient equity to finance its activities, or the equity investors of the entity as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is the enterprise that has both (1) the power to direct the activities most significant to the economic performance of the VIE and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included on the Bancorp’s Condensed Consolidated Balance Sheets as of March 31, 2010:

($ in millions)	Home Equity Securitization	Automobile Loan Securitizations
Cash and due from banks	3	68
Other short-term investments	—	7
Home equity	257	—
Automobile loans	—	1,065
Allowance for loan and lease losses	(6)	(17)
Other assets	3	14

Total assets	257	1,137

Other liabilities	—	19
Long-term debt	176	998

Total liabilities	176	1,017

The Bancorp previously sold $903 million of home equity lines of credit to an isolated trust. Additionally, during 2008, the Bancorp sold $2.7 billion of automobile loans to an isolated trust and conduits in three separate transactions. Each of these transactions isolated the related loans through the use of a VIE that, under accounting guidance effective prior to January 1, 2010, was not consolidated by the Bancorp. The VIEs were funded through loans from large multi-seller asset-backed commercial paper conduits sponsored by third party agents, asset-backed securities issued with varying levels of credit subordination and payment priority, and residual interests. The Bancorp retained residual interests in these entities and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp determined it is the primary beneficiary of these VIEs and, effective January 1, 2010, these VIEs have been consolidated in the Bancorp’s Condensed Consolidated Financial Statements. The assets of each VIE are restricted to the settlement of the long-term debt and other liabilities of the respective entity. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

The economic performance of the VIEs is most significantly impacted by the performance of the underlying loans. The principle risks to which the entities are exposed include credit risk and interest rate risk. Credit risk is managed through credit enhancement in the form of reserve accounts, overcollateralization, excess interest on the loans, the subordination of certain classes of asset-backed securities to other classes, and in the case of the home equity transaction, an insurance policy with a third party guaranteeing payment of accrued and unpaid interest and principal on the securities. Interest rate risk is managed by interest rate swaps between the VIEs and third parties.

Non-consolidated VIEs

The following table provides a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheet as of March 31, 2010 related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the VIE’s primary beneficiary, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
Fifth Third Community Development Corporation investments	$1,109	$253	$1,109
Private equity investments	98	2	181
Loans provided to VIEs	1,328	—	1,897
Restructured loans	22	—	23

Fifth Third Community Development Corporation Investments

Fifth Third Community Development Corporation (CDC), a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC invests as a limited partner/investor member in the form of equity contributions. The developers are the general partners/managing members and typically own a relatively small ownership percentage in the entity, while overseeing the entity’s day-to-day operations. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp has determined it is not the primary beneficiary of the VIEs because it lacks the power to direct these activities. This power is held by the general partners/managing members who exercise full and exclusive control of the operations of the VIEs. Accordingly, the Bancorp accounts for these investments under the equity method of accounting.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. As of March 31, 2010, December 31, 2009, and March 31, 2009, the carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, were $1.1 billion, $1.1 billion, and $1.0 billion, respectively. Also, as of March 31, 2010, December 31, 2009, and March 31, 2009, the liabilities related to the unfunded commitments, which are included in other liabilities in the Condensed Consolidated Balance Sheets, were $253 million, $235 million, and $250 million, respectively. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

Private Equity Investments

The Bancorp invests as a limited partner in private equity funds which provide the Bancorp with an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity funds. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The private equity funds qualify for the deferral of the amended VIE consolidation guidance discussed in Note 3. However, under the VIE consolidation guidance still applicable to the funds, the Bancorp has determined that it is not the primary beneficiary of the funds because it does not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from a negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. As of March 31, 2010, December 31, 2009, and March 31, 2009, the carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, were $98 million, $98 million, and $95 million, respectively. Also as of March 31, 2010, December 31, 2009, and March 31, 2009, the unfunded commitment amounts to the funds were $83 million, $90 million, and $80 million, respectively. The Bancorp made capital contributions of $7 million to private equity funds during the three months ended March 31, 2010.

Loans Provided to VIEs

The Bancorp has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain consumer and small business loans originated by third parties. The entities are primarily funded through the issuance of a loan from the Bancorp or syndication through which the Bancorp is involved. The sponsor/administrator of the entities is responsible for servicing the underlying assets in the VIEs. Because the sponsor/administrator, and not the Bancorp, holds the servicing responsibilities, which include the establishment and employment of default mitigation policies and procedures, the Bancorp does not hold the power to direct the activities most significant to the economic performance of the entity and, therefore, is not the primary beneficiary.

The principle risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. As of March 31, 2010, December 31, 2009, and March 31, 2009, the Bancorp had outstanding loans to these VIEs of $1.3 billion, $1.2 billion, and $1.6 billion, respectively, included in commercial loans in the Condensed Consolidated Balance Sheets. Also as of March 31, 2010, December 31, 2009, and March 31, 2009, the Bancorp’s unfunded commitments to these entities were $569 million, $539 million and $552 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Restructured Loans

As part of loan restructuring efforts in 2009, the Bancorp received equity capital from certain borrowers to facilitate the restructuring of the borrower’s debt. These borrowers meet the definition of a VIE because the Bancorp was involved in their refinancing and because their equity capital is insufficient to fund ongoing operations. These restructurings were intended to provide the VIEs with serviceable debt levels while providing the Bancorp an opportunity to maximize the recovery of the loans. The VIEs finance their operations from earned income, capital contributions, and through restructured debt agreements. Assets of the VIEs are used to settle their specific obligations, including loan payments due to the Bancorp. The Bancorp continues to maintain its relationship with these VIEs as a lender and minority shareholder, however, it is not involved in management decisions and does not have sufficient voting rights to control the membership of the respective boards. Therefore, the Bancorp accounts for its equity investments in these VIEs under the equity method or cost method based on its percentage of ownership and ability to exercise significant influence.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the fair value of its equity investments in these VIE’s was zero. As of March 31, 2010, the Bancorp’s carrying value of these equity investments was zero. Additionally, as of March 31, 2010 and December 31, 2009, the Bancorp had outstanding loans to these VIEs of $22 million and $23 million, respectively, included in commercial loans in the Condensed Consolidated Balance Sheets. The Bancorp’s unfunded loan commitments to these VIEs were $1 million as of March 31, 2010 and December 31, 2009. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

9. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three months ended March 31, 2010 and 2009. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on the financial asset type and interest rates.

For the three months ended March 31, 2010 and 2009, the Bancorp recognized gains of $71 million and $130 million, respectively, on residential mortgage loan sales activity of $3.7 billion and $4.2 billion, respectively. Additionally, the Bancorp recognized $53 million and $45 million in servicing fees on residential mortgages for the three months ended March 31, 2010 and 2009, respectively. The gains on sales of residential mortgages and servicing fees related to residential mortgages are included in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Servicing Assets and Residual Interests

As of March 31, 2010 and 2009, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale resulting from transactions completed during the three months ended March 31, 2010 and March 31, 2009 were as follows:

	March 31, 2010					March 31, 2009
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.8	10.8%	9.5%	N/A	7.2	10.6%	9.9%	N/A
Servicing assets	Adjustable	4.0	20.6	10.0	N/A	1.7	44.6	11.0	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without credit recourse. At March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp serviced $50.3 billion, $48.6 billion and $41.5 billion, respectively, of residential mortgage loans for other investors.

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At March 31, 2010, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$696	5.6	15.0%	$(34)	(66)	10.2%	$(25)	(48)	—%	$—	—
Servicing assets	Adjustable	29	3.0	26.0	(2)	(4)	11.0	(1)	(2)	—	—	—

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the Bancorp is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents changes in the servicing assets related to residential mortgage loans for the three months ended March 31:

($ in millions)	2010	2009
Carrying amount as of the beginning of period	$979	752
Servicing obligations that result from transfer of residential mortgage loans	56	94
Amortization	(23)	(43)

Carrying amount before valuation allowance	1,012	803

Valuation allowance for servicing assets:
Beginning balance	(280)	(256)
Servicing impairment	(7)	(69)

Ending balance	(287)	(325)

Carrying amount as of the end of the period	$725	478

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

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the three months ended March 31:

($ in millions)	2010	2009
Fixed rate residential mortgage loans:
Fair value at beginning of period	$667	$458
Fair value at end of period	696	442
Adjustable rate residential mortgage loans:
Fair value at beginning of period	32	38
Fair value at end of period	29	36

During the three months ended March 31, 2010, there were no sales of securities related to the Bancorp’s non-qualifying hedging strategy of MSRs. During the three months ended March 31, 2009, the Bancorp recognized net gains of $16 million related to the sale of these securities. During the three months ended March 31, 2010 and 2009, the Bancorp recognized net gains of $58 million and $70 million, respectively, classified as mortgage banking net revenue in the Condensed Consolidated Statements of Income, related to changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio.

As of March 31, 2010, December 31, 2009, and March 31, 2009, other assets included free-standing derivative instruments related to the MSR portfolio with a fair value of $176 million, $114 million and $222 million, respectively, and other liabilities included free-standing derivative instruments with a fair value of $3 million, $24 million and $6 million, respectively. Additionally, as of March 31, 2010, December 31, 2009 and March 31 2009, the outstanding notional amounts on the free-standing derivative instruments related to the MSR portfolio totaled $9.2 billion, $8.6 billion and $8.2 billion, respectively. As of March 31, 2010, December 31, 2009 and March 31, 2009, the available-for-sale securities portfolio included $447 million, $449 million and $1.5 billion, respectively, of securities related to the non-qualifying hedging strategy.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in VIEs that were not consolidated prior to January 1, 2010, as of and for the three months ended March 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2010	2009	2010	2009	2010	2009
Commercial and industrial loans	$26,134	$30,202	$63	$131	$161	$103
Commercial mortgage	11,865	12,768	44	124	99	77
Commercial construction loans	3,396	5,178	9	50	78	78
Commercial leases	3,390	3,520	4	6	4	—
Residential mortgage loans	9,239	10,741	157	231	88	73
Home equity loans	12,186	12,982	89	107	73	73
Automobile loans	10,179	10,443	13	19	31	50
Other consumer loans and leases	2,641	2,954	57	69	48	39

Total loans and leases managed and securitized (a)	$79,030	$88,788	$436	$737	$582	$493

Less:
Automobile loans securitized	$—	$1,754
Home equity loans securitized	—	271
Residential mortgage loans securitized	—	18
Commercial loans sold to unconsolidated VIE	—	1,574
Loans held for sale	1,607	2,602

Total portfolio loans and leases	$77,423	$82,569

(a)	Excluding securitized assets that the Bancorp continues to service, but has no other continuing involvement.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

10. Derivative Financial Instruments

The Bancorp maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, the Bancorp holds derivative instruments for the benefit of its commercial customers. The Bancorp does not enter into unhedged speculative derivative positions.

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

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps) for the benefit of commercial customers and other business purposes. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Bancorp minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. For the three months ended March 31, 2010 and 2009, valuation adjustments related to the credit risk associated with certain counterparties of customer accommodation derivative contracts negatively impacted their fair value by $6 million and $9 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. As of March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp’s derivative liabilities consisted primarily of liabilities with counterparties that require collateral to be maintained to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

The Bancorp holds certain derivative instruments that qualify for hedge accounting treatment and are designated as either fair value hedges or cash flow hedges. Derivative instruments that do not qualify for hedge accounting treatment, or for which hedge accounting is not established, are held as free-standing derivatives and provide the Bancorp an economic hedge. All customer accommodation derivatives are held as free-standing derivatives.

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Condensed Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

	March 31, 2010			December 31, 2009			March 31, 2009
		Fair value			Fair value			Fair value
($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	$340	$—	$5,155	$275	$—	$5,155	$706	$—
Interest rate swaps related to time deposits	758	—	3	771	—	6	1,575	—	15

Total fair value hedges		340	3		275	6		706	15

Cash flow hedges:
Interest rate floors related to commercial loans	1,500	163	—	1,500	162	—	1,500	203	—
Interest rate swaps related to commercial loans	3,500	33	1	3,500	33	—	3,000	—	35
Interest rate caps related to long-term debt	2,500	29	—	2,750	44	—	1,250	1	—
Interest rate swaps related to long-term debt	1,020	—	17	—	—	—	—	—	—

Total cash flow hedges		225	18		239	—		204	35

Total derivatives designated as qualifying hedging instruments		565	21		514	6		910	50

Derivatives not designated as qualifying hedging instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate swaps and swaptions related to MSR portfolio	9,162	176	3	8,592	114	24	8,222	222	6
Forward contracts related to held for sale mortgage loans	3,583	8	5	3,633	33	2	6,229	5	48
Interest rate swaps related to long-term debt	361	4	2	410	4	2	763	5	4
Foreign exchange contracts for trading purposes	7,281	13	13	—	—	—	80	—	2
Put options associated with the Processing Business Sale	667	—	10	667	—	9	—	—	—
Stock warrants associated with the Processing Business Sale	152	73	—	152	75	—	—	—	—
Swap associated with the sale of Visa, Inc. Class B shares	543	—	64	522	—	55	—	—	—

Total free-standing derivatives – risk management and other business purposes		274	97		226	92		232	60

Free-standing derivatives – customer accommodation:
Interest rate contracts for customers	27,471	735	773	28,628	719	753	32,083	1,147	1,183
Interest rate lock commitments	1,720	7	3	1,489	3	8	4,570	36	3
Commodity contracts	889	92	81	805	63	58	879	164	156
Foreign exchange contracts for customers	11,007	226	202	10,997	206	169	11,915	370	328
Derivative instruments related to equity linked CDs	113	2	2	113	2	2	114	2	2

Total free-standing derivatives – customer accommodation		1,062	1,061		993	990		1,719	1,672

Total derivatives not designated as qualifying hedging instruments		1,336	1,158		1,219	1,082		1,951	1,732

Total		1,901	1,179		1,733	1,088		2,861	1,782

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the three months ended March 31, 2010 and 2009, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	March 31,
For the three months ended ($ in millions)		2010	2009
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$65	(116)
Change in fair value of hedged long-term debt	Interest on long-term debt	(67)	108
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	3	4
Change in fair value of hedged time deposits	Interest on deposits	(3)	(3)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of March 31, 2010, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of March 31, 2010, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows related to the forecasted issuance of floating rate debt is 36 months.

Reclassified gains and losses on interest rate floors related to commercial loans and interest rate caps related to debt are recorded within interest income and interest expense, respectively, in the Condensed Consolidated Statements of Income. As of March 31, 2010, December 31, 2009 and March 31, 2009, $99 million, $105 million and $76 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of March 31, 2010, $69 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the three months ended March 31, 2010 and 2009, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Shareholders’ Equity relating to derivative instruments designated as cash flow hedges.

	Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI into net interest income		Amount of ineffectiveness recognized in other noninterest income
($ in millions)	2010	2009	2010	2009	2010	2009
Interest rate contracts	$1	(9)	11	10	3	(1)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes

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

The Bancorp previously entered into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts. The Bancorp does not designate these instruments against the foreign denominated loans, and therefore, does not obtain hedge accounting treatment. Revaluation gains and losses on these foreign currency derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income, as are revaluation gains and losses on foreign denominated loans.

Additionally, the Bancorp may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate and prepayment volatility. The gains and losses on these derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income.

In conjunction with the Processing Business Sale in 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. Refer to Note 17 for further discussion of significant inputs and assumptions used in the valuation of these instruments.

In conjunction with the sale of its Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 17 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The Bancorp enters into certain derivatives (forwards, futures and options) related to its foreign exchange business. These derivative contracts are not designated against specific assets or liabilities or to forecasted transactions. Therefore, these instruments do not qualify for hedge accounting. The Bancorp economically hedges the exposures related to these derivative contracts by entering into offsetting contracts with approved, reputable, independent counterparties with substantially similar terms.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	March 31,
For the three months ended ($ in millions)		2010	2009
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$—	—
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	(29)	(20)
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	58	70
Interest rate swaps related to long-term debt	Other noninterest income	1	1
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	1	3
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	(2)	—
Put options associated with Processing Business Sale	Other noninterest income	—	—
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(9)	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Free-Standing Derivative Instruments – Customer Accommodation

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Bancorp’s Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue in the Condensed Consolidated Statements of Income.

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2010, December 31, 2009 and March 31, 2009, the total notional amount of the risk participation agreements was approximately $877 million, $810 million and $921 million, respectively, and the fair value was a liability of $1 million at March 31, 2010, and a liability of $2 million at both December 31, 2009 and March 31, 2009, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of March 31, 2010, approximately $513 million in notional amount of the risk participation agreements were classified average or better; approximately $346 million were classified as watch-list or special mention; and approximately $18 million were classified as substandard. As of March 31, 2010, the risk participation agreements had an average life of approximately 2.0 years.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	March 31,
For the three months ended ($ in millions)		2010	2009
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$6	8
Interest rate contracts for customers (credit losses)	Other noninterest expense	(2)	(7)
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(5)	(9)
Interest rate lock commitments	Mortgage banking net revenue	36	66
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	2
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	—	(1)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	15	22
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	—	1

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

11. Commitments, Contingent Liabilities and Guarantees

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Condensed Consolidated Balance Sheets. The creditworthiness of counterparties for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Condensed Consolidated Balance Sheets are discussed in further detail as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2010	December 31, 2009	March 31, 2009
Commitments to extend credit	$42,570	42,591	46,268
Letters of credit (including standby letters of credit)	6,403	6,657	8,647
Forward contracts to sell mortgage loans	3,583	3,633	6,229
Noncancelable lease obligations	892	906	957
Capital commitments for private equity investments	83	90	80
Purchase obligations	48	25	38
Capital lease obligations	45	44	36
Capital expenditures	36	27	54

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp had a reserve for unfunded commitments totaling $260 million, $294 million and $231 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At March 31, 2010, approximately $2.3 billion of letters of credit expire within one year (including $29 million issued on behalf of commercial customers to facilitate trade payments in dollars and foreign currencies), $3.8 billion expire between one and five years and $278 million expire thereafter. Standby letters of credit are considered guarantees in accordance with U.S. GAAP. The reserves related to these standby letters of credit were $6 million at March 31, 2010 and December 31, 2009 and $7 million at March 31, 2009. Approximately 57%, 58% and 65% of the total standby letters of credit were secured as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The Bancorp monitors the credit risk associated with the standby letters of credit using the same dual risk rating system utilized for estimating probabilities of default within its loan and lease portfolio. Under this risk rating as of March 31, 2010, approximately $4.7 billion of the standby letters of credit were classified as average or better; approximately $1.2 billion were classified as watch-list or special mention; and approximately $428 million were classified as either substandard or doubtful.

At March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp had outstanding letters of credit that were supporting certain securities issued as variable rate demand notes (VRDNs). The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2010, December 31, 2009 and March 31, 2009, Fifth Third Securities, Inc. (FTS) acted as the remarketing agent to issuers on approximately $3.3 billion, $3.4 billion and $4.1 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to approximately $840 million, $936 million and $1.9 billion in VRDNs remarketed by third parties at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At March 31, 2010, December 31, 2009 and March 31, 2009, FTS held $16 million, $47 million and $181 million, respectively, of these VRDN’s in its portfolio and classified them as trading securities. The Bancorp purchased $173 million, $188 million and $1.0 billion of the VRDNs from the market, through FTS, and held them in its trading securities portfolio at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. For the VRDNs remarketed by third parties, in some cases, the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon approximately $25 million, $45 million and $205 million of letters of credit issued by the Bancorp at March 31, 2010, December 31, 2009 and March 31, 2009 respectively. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $3.6 billion as of March 31, 2010 and December 31, 2009 and $6.2 billion as of March 31, 2009.

Noncancelable lease obligations

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $182 million at March 31, 2010 and December 31, 2009, and $188 million at March 31, 2009. As of March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp maintained a reserve of $53 million, $44 million and $19 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

Residential mortgage loans sold with recourse

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were approximately $1.1 billion at March 31, 2010 and December 31, 2009 and $1.3 billion at March 31, 2009 and the delinquency rates were approximately 7.63%, 8.10% and 6.56%, respectively. At March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $18 million, $21 million and $20 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. In addition, conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provision of $66 million, $37 million and $12 million, respectively.

Liquidity support and credit enhancement agreement

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to a VIE, which prior to January 1, 2010, was an unconsolidated special purpose entity wholly-owned by an independent third party. The VIE issued asset-backed commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. Generally, the loans transferred to the VIE provided a lower yield due to their investment grade nature and, therefore, transferring these loans allowed the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 and March 31, 2009 was $771 million and $1.6 billion, respectively. At December 31, 2009 and March 31, 2009, the Bancorp’s loss reserve related to the credit enhancement provided to the VIE was $45 million and $42 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that was consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

In the event the VIE was unable to issue commercial paper, the Bancorp agreed to provide liquidity support in the form of a line of credit and the repurchase of assets from the VIE. As of December 31, 2009 and March 31, 2009, the liquidity asset purchase agreement was $1.4 billion and $2.4 billion, respectively. In addition, due to dislocation in the short-term funding market which caused the VIE difficulty in obtaining sufficient funding through the issuance of commercial paper, the Bancorp purchased commercial paper from the VIE throughout 2008 and 2009. As of December 31, 2009 and March 31, 2009, the Bancorp held approximately $805 million and $1.2 billion, respectively, of commercial paper issued by the VIE, representing 87% and 67%, respectively, of the VIE’s total commercial paper then outstanding. Effective January 1, 2010 with the adoption of new accounting guidance regarding the consolidation of VIEs, the Bancorp was required to consolidate the assets and liabilities of this VIE. See Note 3 for further information on the new accounting guidance.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of FTS customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $7 million, $8 million and $7 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion as of March 31, 2010, December 31, 2009 and March 31, 2009.

Visa litigation

The Bancorp, as a member bank of Visa prior to Visa’s completion of their IPO on March 19, 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Bancorp’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $3 million liability for the year ended December 31, 2007 equal to the fair value of the indemnification obligation. Additionally during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements, and during 2008, the Bancorp recorded additional reserves of $71 million for probable future litigation settlements. In connection with the IPO for the year ended December 31, 2008, Visa retained a portion of the proceeds, totaling $169 million, to fund an escrow account in order to resolve existing litigation settlements as well as fund potential future litigation settlements.

During 2009, Visa announced it had deposited an additional $700 million into the litigation escrow account. As a result of this funding, the Bancorp recorded its proportional share of $29 million of these additional funds as a reduction to its net Visa litigation reserve liability and a reduction to noninterest expense. Later in 2009, the Bancorp completed the sale of its Visa, Inc. Class B shares for proceeds of $300 million. As part of this transaction the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which certain pre-specified litigation is finally settled. As a result of the sale of Class B shares and entering into the swap contract, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability with an initial fair value of $55 million. See Note 17 for further discussion on this total return swap. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009.

12. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 11. Accordingly, prior to the sale of its Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of its Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve related to the Bancorp’s exposure through Visa. Additionally, the Bancorp has remaining reserves related to this litigation of $26 million and $22 million as of March 31, 2010 and December 31, 2009, respectively. Refer to Note 11 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated, and are currently pending in the United States District Court for the Southern District of Ohio. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the SEC regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities, or acquired the Bancorp’s securities pursuant to the acquisition of First Charter Corporation. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of the Employee Retirement Income Security Act (ERISA) based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA have also been consolidated. These cases remain in the early stages of litigation. The impact of the final disposition of these lawsuits cannot be assessed at this time.

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

13. Income Taxes

At March 31, 2010, December 31, 2009 and March 31, 2009, the Bancorp had unrecognized tax benefits of $12 million, $82 million, and $84 million, respectively. Those balances included $12 million, $81 million, and $80 million of tax positions at March 31, 2010, December 31, 2009, and March 31, 2009, respectively, that, if recognized, would impact the effective tax rate. The remaining $2 million and $4 million, as of December 31, 2009 and March 31, 2009, respectively, is related to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deductions. Substantially all of the reduction of uncertain tax positions from December 31, 2009 and March 31, 2009 relate to the settlement of certain items with the IRS.

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At March 31, 2010, December 31, 2009, and March 31, 2009, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $2 million, $13 million, and $10 million, respectively. No material liabilities were recorded for penalties. Substantially all of the reduction of accrued interest from December 31, 2009 and March 31, 2009 relate to the settlement of certain items with the IRS.

While it is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp does not expect any change to be material to the Bancorp’s Condensed Consolidated Financial Statements. An estimate of the range of the reasonably possible changes to the unrecognized tax benefits cannot be made at this time.

Deferred income taxes are included as a component of other assets in the Condensed Consolidated Balance Sheets. Where applicable, deferred tax assets relating to state net operating losses are presented net of specific valuation allowances, primarily at the Leasing subsidiary. The Bancorp determined that a valuation allowance is not needed against the remaining deferred tax assets as of March 31, 2010, December 31, 2009, and March 31, 2009 as the Bancorp considered the positive and negative evidence and based upon that evidence believes it is more likely than not that the deferred tax assets will be realized.

The statute of limitations for Federal income tax returns remains open for tax years 2004 through 2009 and on a limited basis from 1998 through 2003; however, all significant issues have been settled with the IRS through 2005. The Bancorp is currently under audit for 2006 and 2007. With the exception of certain states with insignificant uncertain liabilities, the statutes of limitations for state income tax returns remain open for tax years in accordance with the various states’ statutes.

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

The Bancorp did not make any cash contributions to its pension plans during the three months ended March 31, 2010 and 2009. Based on the current actuarial assumptions, the Bancorp does not expect any cash contributions to its pension plans during 2010. The following table summarizes the components of net periodic pension cost for the three months ended March 31:

($ in millions)	2010	2009
Service cost	$—	—
Interest cost	3	3
Expected return on assets	(3)	(2)
Amortization of actuarial loss	3	4
Amortization of net prior service cost	—	—
Settlement	—	—

Net periodic pension cost	$3	5

15. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income as of and for the three months ended March 31, 2010 and 2009 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2010
Unrealized holding gains on available-for-sale securities arising during period	$91	(32)	59
Reclassification adjustment for net gains included in net loss	(12)	4	(8)

Net unrealized gains on available-for-sale securities	79	(28)	51	216	51	267

Unrealized holding gains on cash flow hedge derivatives arising during period	1	—	1
Reclassification adjustment for net gain on cash flow hedge derivatives included in net loss	(11)	4	(7)

Net unrealized gains (losses) on cash flow hedge derivatives	(10)	4	(6)	105	(6)	99

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	3	(1)	2

Defined benefit plans, net	3	(1)	2	(80)	2	(78)

Total	$72	(25)	47	241	47	288

2009
Unrealized holding gains on available-for-sale securities arising during period	$89	(31)	58
Reclassification adjustment for net losses included in net income	8	(3)	5

Net unrealized gains on available-for-sale securities	97	(34)	63	115	63	178

Unrealized holding losses on cash flow hedge derivatives	(9)	3	(6)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(10)	4	(6)

Net unrealized gains (losses) on cash flow hedge derivatives	(19)	7	(12)	88	(12)	76

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	4	(2)	2

Defined benefit plans, net	4	(2)	2	(105)	2	(103)

Total	$82	(29)	53	98	53	151

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted shares were as follows:

	2010				2009
For the three months ended March 31, (in millions, except per share data)	Loss	Average Shares	Per Share Amount		Income (Loss)	Average Shares	Per Share Amount
Earnings per share:
Net income (loss)	$(10)				$50
Dividends on preferred stock	62				76

Net loss available to common shareholders	(72)				(26)

Net loss allocated to common shareholders	$(72)	790	$(0.09)		$(26)	572	$(0.04)

Earnings per diluted share:
Net loss available to common shareholders	$(72)				$(26)
Effect of dilutive securities:
Stock based awards		—	—			—	—
Convertible preferred stock	—	—	—		—	—	—

Net loss allocated to common shareholders plus assumed conversions	$(72)	790	$(0.09	)$	(26)	572	$(0.04)

Due to the net loss for the three months ended March 31, 2010, the diluted earnings per share calculation excludes all common stock equivalents, including 12 million stock options, 28 million stock appreciation rights, 4 million shares of restricted stock, 36 million common shares from convertible preferred stock and 44 million shares under warrants related to the Capital Purchase Plan (CPP), as their inclusion would have been anti-dilutive to earnings per share.

Due to the net loss for the three months ended March 31, 2009, the diluted earnings per share calculation excludes all common stock equivalents, including 17 million stock options, 22 million stock appreciation rights, 5 million shares of restricted stock, 96 million common shares from convertible preferred stock and 44 million shares under warrants related to the CPP, as their inclusion would have been anti-dilutive to earnings per share.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Bancorp has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Bancorp’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Bancorp’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including financial instruments in which the Bancorp has elected the fair value option.

	Fair Value Measurements Using			Total Fair Value
As of March 31, 2010 ($ in millions)	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$468	—	—	$468
U.S. Government sponsored agencies	—	2,149	—	2,149
Obligations of states and political subdivisions	—	224	—	224
Agency mortgage-backed securities	—	11,445	—	11,445
Other bonds, notes and debentures	—	1,215	—	1,215
Other securities (a)	532	9	—	541

Available-for-sale securities (a)	1,000	15,042	—	16,042

Trading securities:
U.S. Treasury and Government agencies	1	—	—	1
Obligations of states and political subdivisions	—	38	1	39
Agency mortgage-backed securities	—	9	—	9
Other bonds, notes and debentures	—	189	4	193
Other securities	45	16	2	63

Trading securities	46	252	7	305
Residential mortgage loans held for sale	—	1,089	—	1,089
Residential mortgage loans (b)	—	—	36	36
Derivative assets:
Interest rate contracts	8	1,476	11	1,495
Foreign exchange contracts	—	239	—	239
Equity contracts	—	—	75	75
Commodity contracts	—	92	—	92

Derivative assets	8	1,807	86	1,901

Total assets	$1,054	18,190	129	$19,373

Liabilities:
Derivative liabilities:
Interest rate contracts	6	797	4	807
Foreign exchange contracts	—	215	—	215
Equity contracts	—	—	76	76
Commodity contracts	—	81	—	81

Derivative liabilities	6	1,093	80	1,179
Short positions	—	1	—	1

Total liabilities	$6	1,094	80	$1,180

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using				Total Fair Value
As of December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$458	—	—		$458
U.S. Government sponsored agencies	—	2,142	—		2,142
Obligations of states and political subdivisions	—	243	—		243
Agency mortgage-backed securities	—	11,382	—		11,382
Residual interests in securitizations	—	—	174	(c)	174
Other bonds, notes and debentures	—	2,395	—		2,395
Other securities (a)	517	9	—		526

Available-for-sale securities (a)	975	16,171	174		17,320

Trading securities:
Obligations of states and political subdivisions	—	56	1		57
Agency mortgage-backed securities	—	24	—		24
Other bonds, notes and debentures	—	201	4		205
Other securities	61	—	8		69

Trading securities	61	281	13		355

Residential mortgage loans held for sale	—	1,470	—		1,470
Residential mortgage loans (b)	—	—	26		26
Derivative assets	33	1,616	84		1,733

Total assets	$1,069	19,538	297		$20,904

Liabilities:
Derivative liabilities	1	1,013	75		1,089
Short positions	5	—	—		5

Total liabilities	$6	1,013	75		$1,094

	Fair Value Measurements Using				Total Fair Value
As of March 31, 2009 ($ in millions)	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities (a)	653	15,263	154		16,070
Trading securities	2	1,405	—		1,407
Residential mortgage loans held for sale	—	1,943	—		1,943
Residential mortgage loans (b)	—	—	11		11
Derivative assets	5	2,812	42		2,859

Total assets	$660	21,423	207		$22,290

Liabilities:
Derivative liabilities	44	1,729	6		1,779
Short positions	6	—	—		6

Total liabilities	$50	1,729	6		$1,785

(a)	Excludes FHLB and FRB restricted stock totaling $551 and $342, respectively, at March 31, 2010 and December 31, 2009 and $551 and $295, respectively, at March 31, 2009.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	See Note 9 for a sensitivity analysis on these level 3 assets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no financial assets or liabilities transferred between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented. Residential mortgage loans held for sale that are reclassified to held for investment are transferred from Level 2 to Level 3 of the fair value hierarchy as described below. It is the Bancorp’s policy to value any transfers between levels of the fair value hierarchy based on end of period carrying values.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, other asset-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds. Agency mortgage-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds are generally valued using a market approach based on observable prices of securities with similar characteristics. Non-agency mortgage-backed securities and asset-backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral, and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities at March 31, 2010, the Bancorp measured fair value using a discount rate based on the assumed holding period.

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

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2010, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrants associated with the Processing Business Sale allow the Bancorp to purchase an incremental 10% nonvoting interest in FTPS under certain defined conditions involving change of control. The fair value of the warrants is calculated using a Black-Scholes option valuation model using probability weighted scenarios assuming expected terms of 9.25 to 19.26 years, expected volatilities of 37.0% to 39.3%, risk free rates of 4.00% to 4.91%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

In connection with the Processing Business Sale, the Bancorp provided Advent with certain put options that are exercisable in the event of certain circumstances. The fair value of the put rights was calculated using a Black-Scholes option valuation model using probability weighted scenarios assuming expected terms of .25 to 3.75 years, expected volatilities of 26.7% to 42.4%, risk free rates of 0.21% to 1.59%, and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

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

The net fair value of the interest rate lock commitments at March 31, 2010 was $4 million. At March 31, 2010, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of approximately $13 million and $24 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of approximately $16 million and $34 million, respectively, at March 31, 2010. The impact to fair value of interest rate lock commitments at March 31, 2010 due to immediate 10% adverse and favorable changes in the assumed loan closing rates would be immaterial to the Bancorp, and the impact due to immediate 20% adverse and favorable changes in the assumed loan closing rates would be approximately $1 million in both scenarios. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended March 31, 2010 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net (a)	Equity Derivatives, Net (a)	Total Fair Value
Beginning balance	$174	$13	26	(2)	11	$222
Total gains or losses (realized/unrealized):
Included in earnings	—	3	1	37	(12)	29
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net (d)	(174)	(9)	2	(28)	—	(209)
Transfers into Level 3 (b)	—	—	7		—	7

Ending balance	$—	$7	36	7	(1)	$49

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010 (c)	$—	(1)	1	4	(11)	$(7)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended March 31, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (e)	Total Fair Value
Beginning balance	$146	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	2	—	67	69
Included in other comprehensive income	1	—	—	1
Purchases, sales, issuances and settlements, net	5	(1)	(55)	(51)
Transfers into Level 3 (b)	—	5	—	5

Ending balance	$154	11	36	$201

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009 (c)	$2	—	39	$41

(a)	Net interest rate derivatives include derivative assets and liabilities of $11 and $4, respectively. Net equity derivatives include derivative assets and liabilities of $75 and $76.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion.
(e)	Net derivatives include derivative assets and liabilities of $42 and $6, respectively.

The total gains and losses included in earnings for the three months ended March 31, 2010 and 2009 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

($ in millions)	2010	2009
Interest income	$—	4
Corporate banking revenue	—	—
Mortgage banking net revenue	37	66
Other noninterest income	(11)	—
Securities gains (losses), net	3	(1)

Total gains, net	$29	69

The total gains and losses included in earnings for the three months ended March 31, 2010 and 2009 attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2010 and 2009 were recorded in the Condensed Consolidated Statements of Income as follows:

($ in millions)	2010	2009
Interest income	$—	4
Corporate banking revenue	—	—
Mortgage banking net revenue	5	33
Other noninterest income	(11)	5
Securities losses, net	(1)	(1)

Total (losses) gains, net	$(7)	41

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

	Fair Value Measurements Using			Total	Total Losses
($ in millions)	Level 1	Level 2	Level 3		Three months ended March 31, 2010
Commercial loans held for sale	$66	—	10	$76	$(6)
Commercial and industrial loans	20	—	165	185	(136)
Commercial mortgage loans	11	—	155	166	(65)
Commercial construction loans	17	—	136	153	(53)
Mortgage servicing rights	—	—	725	725	(7)
Other real estate owned property	—	—	241	241	(49)

Total	$114	—	1,432	$1,546	$(316)

	Fair Value Measurements Using			Total	Total Losses
($ in millions)	Level 1	Level 2	Level 3		Three months ended March 31, 2009
Commercial loans held for sale	$—	—	53	$53	$(3)
Commercial loans	—	—	222	222	(122)
Commercial mortgage loans	—	—	199	199	(62)
Commercial construction loans	—	—	178	178	(83)
Mortgage servicing rights	—	—	478	478	(69)
Other real estate owned property	—	—	130	130	(52)

Total	$—	—	1,260	1,260	$(391)

During the first quarter of 2010, the Bancorp transferred certain commercial loans with a fair value of $66 million from the portfolio to loans held for sale. The fair value of these loans was based on bids from potential buyers and, therefore, were classified within Level 1 of the valuation hierarchy. In addition to loans transferred during the quarter, existing loans held for sale with a fair value of $10 million were further adjusted based on appraisals of the underlying collateral value and, therefore, classified within Level 3 of the valuation hierarchy.

During the first quarter of 2010 and 2009, the Bancorp recorded nonrecurring impairment adjustments to certain commercial, commercial mortgage and commercial construction loans and commercial leases held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. Amounts that are based on bids for the loans in active markets were classified within Level 1 of the valuation hierarchy. In cases where the carrying value exceeds the fair value of the collateral or quoted bids, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the three months ended March 31, 2010 and 2009, the Bancorp recognized temporary impairments of $7 million and $69 million, respectively, in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of March 31, 2010 and 2009, respectively. MSRs do not currently trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 9 for further information on the Bancorp’s MSRs.

During the first quarter of 2010 and 2009, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) and measured at the lower of carrying amount or fair value, less costs to sell. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous table reflects the fair value measurements of the properties before deducting the estimated costs to sell.

Fair Value Option

The Bancorp has elected to measure residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $7 million and $5 million, respectively, were transferred to the Bancorp’s portfolio during the three months ended March 31, 2010 and 2009. The net impact related to fair value adjustments on these loans was immaterial to the Bancorp during the three months ended March 31, 2010 while net losses were approximately $1 million during the three months ended March 31, 2009.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $25 million and gains of $10 million, respectively during the three months ended March 31, 2010 and 2009. These gains and losses are reported as mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans measured at fair value were $1 million during the three months ended March 31, 2010 and 2009. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
As of March 31, 2010
Residential mortgage loans measured at fair value	$1,125	1,091	$34
Past due loans of 90 days or more	4	5	(1)
Nonaccrual loans	—	—	—

As of December 31, 2009
Residential mortgage loans measured at fair value	$1,496	1,463	$33
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	1	1	—

As of March 31, 2009
Residential mortgage loans measured at fair value	$1,954	1,873	$81
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	—	—

Fair Value of Certain Financial Instruments

The following table summarizes carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis at March 31, 2010:

($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,133	2,133
Other securities	893	893
Held-to-maturity securities	355	355
Other short-term investments	3,904	3,904
Loans held for sale	518	518
Portfolio loans and leases
Commercial and industrial loans	24,806	25,882
Commercial mortgage loans	10,941	10,088
Commercial construction loans	2,928	2,416
Commercial leases	3,277	2,844
Residential mortgage loans (a)	7,506	6,509
Home equity	11,901	9,939
Automobile loans	10,044	10,218
Credit card	1,670	1,740
Other consumer loans and leases	709	734
Unallocated allowance for loan and lease losses	(197)	—

Total portfolio loans and leases, net	73,585	70,370

Financial liabilities:
Deposits	83,574	83,781
Federal funds purchased	271	271
Other short-term borrowings	1,359	1,359
Long-term debt	10,947	10,827

(a)	Excludes $36 of loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

Portfolio loans and leases, net

Fair values were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics and similar remaining maturities.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Results of operations and average assets by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended March 31, 2010:
Net interest income (a)	$377	382	109	38	(5)	—		901
Provision for loan and lease losses	278	153	137	13	9	—		590

Net interest income (loss) after provision for loan and lease losses (a)	99	229	(28)	25	(14)	—		311
Noninterest income:
Mortgage banking net revenue	—	7	145	—	—	—		152
Service charges on deposits	48	92	—	2	—	—		142
Investment advisory revenue	3	25	—	88	—	(25	)(b)	91
Corporate banking revenue	76	4	—	1	—	—		81
Card and processing revenue	7	67	2	—	(3)	—		73
Other noninterest income	27	18	8	—	21	—		74
Securities gains (losses), net	—	—	—	—	14	—		14

Total noninterest income	161	213	155	91	32	(25)		627
Noninterest expense:
Salaries, wages and incentives	52	104	30	30	113	—		329
Employee benefits	13	30	8	8	27	—		86
Net occupancy expense	4	43	2	2	25	—		76
Technology and communications	3	4	—	1	37	—		45
Equipment expense	1	12	—	—	17	—		30
Card and processing expense	—	23	1	—	1	—		25
Other noninterest expense	164	158	77	55	(64)	(25)		365

Total noninterest expense	237	374	118	96	156	(25)		956

Income (loss) before income taxes	23	68	9	20	(138)	—		(18)
Applicable income tax expense (benefit) (a)	(28)	24	3	7	(14)	—		(8)

Net income (loss)	51	44	6	13	(124)	—		(10)
Dividends on preferred stock	—	—	—	—	62	—		62

Net income (loss) available to common shareholders	$51	44	6	13	(186)	—		(72)

Average assets	$43,732	49,320	22,080	6,312	(8,011)	—		113,433

Goodwill at March 31, 2010	$613	1,656	—	148	—	—		2,417

(a)	Includes fully taxable-equivalent adjustments of $4.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended March 31, 2009:
Net interest income (a)	$335	380	136	37	(107)	—		781
Provision for loan and lease losses	218	128	135	10	282	—		773

Net interest income (loss) after provision for loan and lease losses (a)	117	252	1	27	(389)	—		8
Noninterest income:
Mortgage banking net revenue	—	2	131	—	1	—		134
Service charges on deposits	48	96	—	2	—	—		146
Investment advisory revenue	2	19	—	77	(1)	(18	)(c)	79
Corporate banking revenue	108	2	—	3	—	—		113
Card and processing revenue	6	60	2	—	173	(18	)(b)	223
Other noninterest income	20	24	9	1	(44)	—		10
Securities gains (losses), net	—	—	16	—	(24)	—		(8)

Total noninterest income	184	203	158	83	105	(36)		697
Noninterest expense:
Salaries, wages and incentives	46	97	37	26	121	—		327
Employee benefits	13	28	8	8	26	—		83
Net occupancy expense	4	42	2	3	28	—		79
Technology and communications	2	4	—	—	39	—		45
Equipment expense	1	12	—	—	18	—		31
Card and processing expense	—	10	1	—	56	—		67
Other noninterest expense	173	146	66	46	(65)	(36)		330

Total noninterest expense	239	339	114	83	223	(36)		962

Income (loss) before income taxes	62	116	45	27	(507)	—		(257)
Applicable income tax expense (benefit) (a)	(6)	41	16	10	(368)	—		(307)

Net income (loss)	68	75	29	17	(139)	—		50
Dividends on preferred stock	—	—	—	—	76	—		76

Net income (loss) available to common shareholders	$68	75	29	17	(215)	—		(26)

Average assets	$48,280	49,636	23,412	5,270	(7,917)	—		118,681

Goodwill at March 31, 2009	$614	1,656	—	148	205	—		2,623

(a)	Includes fully taxable-equivalent adjustments of $5.
(b)	Card and processing revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 12 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The following is an addition to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Bancorp’s business, financial condition and results of operations could be adversely affected by new or changed laws and regulations and by the manner in which such laws and regulations are applied by regulatory authorities.

As of the date of the filing of this Quarterly Report on Form 10-Q, a major piece of proposed legislation, the Restoring American Financial Stability Act of 2010, is currently being debated in Congress. In its current form, this legislation could have a significant impact on the Bancorp’s operations, the way in which it does business, its cost of doing business, its credit ratings and the requirements with which the Bancorp must comply. This legislation is currently in flux. The Bancorp has no way of knowing whether this legislation will become law or the final requirements of any such law, and if the legislation does become law, the actual impact it will have on the Bancorp.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases of equity securities by the Bancorp during the first quarter of 2010.

Defaults Upon Senior Securities (Item 3)

None.

(Removed and Reserved) (Item 4)

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Amended Code of Regulations of Fifth Third Bancorp as of April 20, 2010.

10.1	Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units dated March 26, 2010 executed by Mary Tuuk. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2009. *

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text**.

*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 7, 2010	/s/ Daniel T. Poston
Daniel T. Poston Executive Vice President and Chief Financial Officer