Form 10-Q
period 2010-06-30
FIFTH THIRD BANCORP
filed 2010-08-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

There were 796,319,712 shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2010.

FINANCIAL CONTENTS

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,		% Change	For the six months ended June 30,		% Change
($ in millions, except per share data)	2010	2009		2010	2009
Income Statement Data
Net interest income (a)	$887	$836	6	$1,788	$1,617	11
Noninterest income	620	2,583	(76)	1,247	3,280	(62)
Total revenue (a)	1,507	3,419	(56)	3,035	4,897	(38)
Provision for loan and lease losses	325	1,041	(69)	915	1,814	(50)
Noninterest expense	935	1,021	(8)	1,891	1,984	(5)
Net income	192	882	(78)	182	932	(80)
Net income available to common shareholders	130	856	(85)	57	829	(93)

Common Share Data
Earnings per share, basic	$0.16	$1.35	(88)	$0.07	$1.37	(95)
Earnings per share, diluted	0.16	1.15	(86)	0.07	1.18	(94)
Cash dividends per common share	0.01	0.01	—	0.02	0.02	—
Market value per share	12.29	7.10	73	12.29	7.10	73
Book value per share	12.65	12.71	—	12.65	12.71	—

Financial Ratios (%)
Return on assets	0.68	3.05	(78)	0.32	1.60	(80)
Return on average common equity	5.2	41.2	(87)	1.2	20.7	(94)
Average equity as a percent of average assets	12.04	10.78	12	11.98	10.48	14
Tangible equity (b)	9.89	9.72	2	9.89	9.72	2
Tangible common equity (b)	6.55	6.55	—	6.55	6.55	—
Net interest margin (a)	3.57	3.26	10	3.60	3.16	14
Efficiency (a)	62.1	29.9	108	62.3	40.5	54

Credit Quality
Net losses charged off	$434	$626	(31)	$1,016	$1,116	(9)
Net losses charged off as a percent of average loans and leases	2.26	3.08	(27)	2.64	2.73	(3)
Allowance for loan and lease losses as a percent of loans and leases	4.85	4.28	13	4.85	4.28	13
Allowance for credit losses as a percent of loans and leases (c)	5.18	4.57	13	5.18	4.57	13
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (d)	3.87	3.48	11	3.87	3.48	11

Average Balances
Loans and leases, including held for sale	$78,808	$84,996	(7)	$79,468	$85,410	(7)
Total securities and other short-term investments	20,890	17,762	18	20,726	17,798	16
Total assets	112,613	115,878	(3)	113,021	117,272	(4)
Transaction deposits (e)	65,508	54,115	21	64,859	53,236	22
Core deposits (f)	76,844	68,727	12	76,555	67,793	13
Wholesale funding (g)	18,977	31,369	(40)	19,591	33,126	(41)
Shareholders’ equity	13,563	12,490	9	13,541	12,288	10

Regulatory Capital Ratios (%)
Tier I capital	13.66	12.90	6	13.66	12.90	6
Total risk-based capital	18.00	16.96	6	18.00	16.96	6
Tier I leverage	12.24	12.17	1	12.24	12.17	1
Tier I common equity (b)	7.17	6.94	3	7.17	6.94	3

(a)	Amounts presented on a fully taxable equivalent (FTE) basis. The FTE adjustments for the three months ended June 30, 2010 and 2009 were $5 and for the six months ended June 30, 2010 and 2009 were $9 and $10, respectively.
(b)	The tangible equity, tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits of commercial customers.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100 thousand and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2010, the Bancorp had $112 billion in assets, operated 16 affiliates with 1,309 full-service Banking Centers, including 102 Bank Mart® locations open seven days a week inside select grocery stores, and 2,362 Jeanie® ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 49% interest in Fifth Third Processing Solutions, LLC.

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

The Bancorp believes that banking is first and foremost a relationship business where the strength of the competition and challenges for growth can vary in every market. The Bancorp believes its affiliate operating model provides a competitive advantage by emphasizing individual relationships. Through its affiliate operating model, individual managers at all levels within the affiliates are given the opportunity to tailor financial solutions for their customers.

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2010, net interest income, on a fully taxable equivalent (FTE) basis, and noninterest income provided 59% and 41% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from service charges on deposits, corporate banking revenue, mortgage banking net revenue, fiduciary and investment management fees and card and processing revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, costs incurred in the origination of loans and leases, and insurance premiums paid to the Federal Deposit Insurance Corporation (FDIC).

Earnings Summary

During the first half of 2010, credit trends showed signs of improvement. The Bancorp’s net income available to common shareholders for the quarter ended June 30, 2010 was $130 million, or $0.16 per diluted share, which included $62 million in preferred stock dividends. For the quarter ended June 30, 2009, the Bancorp’s net income available to common shareholders was $856 million, or $1.15 per diluted share, which included $26 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2010 was $57 million, or $0.07 per diluted share, which included $125 million in preferred stock dividends. For the six months ended June 30, 2009, the Bancorp’s net income available to common shareholders was $829 million, or $1.18 per diluted share, which included $103 million in preferred stock dividends.

Net interest income (FTE) increased six percent in the second quarter of 2010 to $887 million, compared to $836 million in the same period last year, and increased 11% to $1.8 billion during the six months ended June 30, 2010, compared to $1.6 billion in the same period last year. The primary reason for the increase in net interest income was an increase in the interest rate spread, which increased 33 basis points (bp) from the second quarter of 2009 and increased 46 bp compared to the six months ended June 30, 2009. This was the result of a mix shift from higher cost term deposits to lower cost deposit products throughout 2009 and into the first half of 2010, as well as a decrease in short-term borrowings and long-term debt, partially offset by reduced loan demand. Second quarter 2010 and 2009 results

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

included $17 million and $37 million, respectively, of net interest income due to the accretion of premiums and discounts on loans and deposits from acquisitions during 2008, while the six months ended June 30, 2010 and 2009 included $38 million and $80 million, respectively, of net interest income due to the accretion of premiums and discounts on loans. Excluding these adjustments, net interest income increased $71 million, or nine percent, from the second quarter of 2009 and increased $213 million from the six months ended June 30, 2009. Net interest margin was 3.57% in the second quarter of 2010 and 3.60% for the six months ended June 30, 2010, an increase of 31 bp from the second quarter of 2009 and an increase of 44 bp from the six months ended June 30, 2009.

Noninterest income decreased 76% to $620 million in the second quarter of 2010 compared to the same period last year and decreased 62% to $1.2 billion in the six months ended June 30, 2010 compared to the same period in 2009. This was driven primarily by the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing business in June 2009 (hereinafter the “Processing Business Sale”). Second quarter 2010 results include $13 million in revenue from the Transition Service Agreement (TSA) entered into as part of the Processing Business Sale, while second quarter 2009 results include a $1.8 billion gain generated by the Processing Business Sale. The six months ended June 30, 2010 includes $26 million in revenue from the TSA. Excluding these items, noninterest income declined $212 million from the second quarter of 2009 and declined $295 million from the six months ended June 30, 2009, driven primarily by lower card and processing revenue due to the Processing Business Sale, as well as decreases in mortgage banking net revenue and service charges on deposits, partially offset by growth in investment advisory revenue.

Noninterest expense decreased $86 million, or eight percent, compared to the second quarter of 2009 and decreased $93 million, or five percent compared to the six months ended June 30, 2009, due primarily to a decrease in card and processing expense as a result of the Processing Business Sale in June 2009. In addition, decreases in the provision for unfunded commitments and letters of credit and lower FDIC insurance premiums were partially offset by an increase in expenses related to representations and warranties on residential mortgage loans sold to third-parties. Results for the second quarter of 2010 and the six months ended June 30, 2010 include $13 million and $26 million, respectively, in operating expenses related to the previously mentioned TSA.

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Throughout 2009 and into 2010, the Bancorp continued to be affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends, however, showed signs of moderation in 2010 and, as a result, the provision for loan and lease losses decreased 69% to $325 million for the three months ended June 30, 2010, compared to $1.0 billion during the three months ended June 30, 2009, and decreased 50% to $915 million for the six months ended June 30, 2010, compared to $1.8 billion during the same period in 2009. Net charge-offs as a percent of average loans and leases decreased to 2.26% during the second quarter of 2010 compared to 3.08% during the second quarter of 2009 and decreased 9 bp in the six months ended June 30, 2010 compared to the same period in 2009. At June 30, 2010, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (excluding nonaccrual loans held for sale) were 3.87%, compared to 4.22% at December 31, 2009 and 3.48% at June 30, 2009. Refer to the Credit Risk Management section in Management’s Discussion and Analysis for more information on credit quality.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System (FRB). As of June 30, 2010, the Tier I capital ratio was 13.66%, the Tier I leverage ratio was 12.24% and the total risk-based capital ratio was 18.00%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NON-GAAP FINANCIAL MEASURES

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio, tangible common equity ratio and tier I common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because accounting principles generally accepted in the United States of America (U.S. GAAP) do not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. Tier I common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, is considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on this same basis.

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

The following table reconciles U.S. GAAP to Non-GAAP financial measures as of:

TABLE 2: Non-GAAP Financial Measures

As of ($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Total shareholders’ equity (U.S. GAAP)	$13,701	13,497	13,700
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(83)	(106)	(133)
Accumulated other comprehensive income	(440)	(241)	(152)

Tangible equity (1)	10,761	10,733	10,998
Less: Preferred stock	(3,631)	(3,609)	(3,588)

Tangible common equity (2)	$7,130	7,124	7,410

Total assets (U.S. GAAP)	$112,025	113,380	115,984
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(83)	(106)	(133)
Accumulated other comprehensive income, before tax	(677)	(370)	(234)

Tangible assets, excluding unrealized gains / losses (3)	$108,848	110,487	113,200

Total shareholders’ equity (U.S. GAAP)	$13,701	13,497	13,700
Goodwill and certain other intangibles	(2,537)	(2,565)	(2,564)
Unrealized gains	(440)	(241)	(152)
Qualifying trust preferred securities	2,763	2,763	2,763
Other	(25)	(26)	(5)

Tier I capital	13,462	13,428	13,742
Less: Preferred stock	(3,631)	(3,609)	(3,588)
Qualifying trust preferred securities	(2,763)	(2,763)	(2,763)

Tier I common equity (4)	$7,068	7,056	7,391

Risk-weighted assets (5) (a)	$98,557	100,862	106,538

Ratios:
Tangible equity (1) / (3)	9.89%	9.71	9.72
Tangible common equity (2) / (3)	6.55%	6.45	6.55
Tier I common equity (4) / (5)	7.17%	7.00	6.94

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, resulting in the Bancorp’s total risk-weighted assets.

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

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis—Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009. No material changes have been made to the valuation techniques or models during the six months ended June 30, 2010.

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

Tables 3 and 4 present the components of net interest income, net interest margin and net interest spread for the three and six months ended June 30, 2010 and 2009. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income (FTE) was $887 million for the second quarter of 2010, an increase of $51 million from the second quarter of 2009. For the six months ended June 30, 2010, net interest income was $1.8 billion, an increase of $171 million from the same period in 2009. Included within net interest income are adjustments related to the accretion of discounts on acquired loans and deposits, primarily as a result of the second quarter 2008 acquisition of First Charter Corporation (First Charter), which increased net interest income $17 million and $38 million during the three and six months ended June 30, 2010, respectively, compared to $37 million and $80 million during the three and six months ended June 30, 2009, respectively. The purchase accounting accretion reflects the high discount rate in the market at the time of the acquisition; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $27 million in additional net interest income during the remainder of 2010 and $45 million in 2011 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits. Exclusive of the impact of these items, net interest income increased $71 million compared to the second quarter of 2009 and $213 million compared to the six months ended June 30, 2009.

For the three and six months ended June 30, 2010, net interest income was positively impacted by a decrease of $7.0 billion and $7.8 billion, respectively, in average interest-bearing liabilities from the same periods in 2009. This was driven by growth in the Bancorp’s free-funding position as higher priced term deposits issued in the second half of 2008 continued to mature throughout 2009 and into 2010 coupled with an increase in the average equity position. This activity was partially offset by decreases of $3.1 billion and $3.0 billion for the three and six months ended June 30, 2010, respectively, in average interest-earning assets. The shift in funding composition and improved pricing spreads on commercial loans resulted in an increase in the net interest rate spread to 3.28% and 3.30% for the three and six months ended June 30, 2010, respectively, compared to 2.95% and 2.84% for the three and six months ended June 30, 2009, respectively.

Net interest margin increased to 3.57% and 3.60% for the three and six months ended June 30, 2010, respectively, compared to 3.26% and 3.16% and in the same prior year periods. Net interest margin was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest margin approximately 6 bp and 7 bp during the three and six months ended June 30, 2010, respectively, compared to 13 bp and 14 bp increases in same prior year periods. Exclusive of these adjustments, net interest margin increased 38 bp in the second quarter of 2010 and increased 51 bp during the six months ended June 30, 2010 compared to the same prior year periods driven by improved pricing on new commercial loan originations and the previously mentioned shift in funding composition to lower cost core deposits, an increase in free-funding balances and a decrease in average rates paid on interest bearing liabilities.

Total average interest-earning assets for the three and six months ended June 30, 2010 decreased three percent from the same periods in the prior year. For the second quarter of 2010, average commercial loans and average consumer loans decreased nine percent and five percent, respectively, compared to the second quarter of 2009. For the six months ended June 30, 2010, average total commercial loans and average consumer loans decreased 10% and three percent, respectively, compared to the six months ended June 30, 2009. These decreases were partially offset by an increase in the average investment portfolio of 18% in the three months ended June 30, 2010 compared to the second quarter of 2009 and an increase of 16% in the six months ended June 30, 2010 compared to the same period in 2009. Further detail on the Bancorp’s investment securities portfolio and loan and lease portfolio can be found in the Investment Securities and Loan and Leases sections, respectively, of Management’s Discussion and Analysis.

Interest income (FTE) from loans and leases decreased $43 million, or four percent, compared to the second quarter of 2009. The decrease in interest income was a result of a seven percent decrease in average loan and lease balances partially offset by a 15 bp increase in average yield. Exclusive of the amortization and accretion of premiums and discounts on acquired loans, interest income (FTE) from loans and leases decreased $23 million compared to the prior year second quarter. For the six months ended June 30, 2010, interest income (FTE) from loans and leases decreased $82 million, or four percent, compared to the same period in 2009, due to a seven percent decrease in average loan balances partially offset by a 15 bp increase in the average yield. Exclusive of the amortization and accretion of premiums and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

discounts on acquired loans, interest income (FTE) from loans and leases decreased $39 million in the six months ended June 30, 2010 compared to the prior year period.

Interest income (FTE) from investment securities and short-term investments decreased $20 million, or 11%, compared to the second quarter of 2009 and $17 million, or 5%, in the six months ended June 30, 2010 compared to the prior year periods. The decrease in the second quarter was primarily the result of a 101 bp decrease in the average yield. The decrease in the six months ended June 2010 compared to the same period in 2009 was the result of a 76 bp decrease in the average yield partially offset by a 16% increase in the average investment portfolio.

For the three months ended June 30, 2010, average core deposits increased $8.1 billion, or 12%, compared to the second quarter of 2009 and $8.8 billion, or 13%, for the six months ended June 30, 2010 compared to the same period in 2009. The increases compared to both periods were primarily due to an increase in average demand deposits, average interest checking balances and average savings balances, partially offset by a decrease in average time deposits. The cost of average core deposits decreased 37 bp from the second quarter of 2009 to 0.67% and decreased 39 bp from the six months ended June 30, 2009 to 0.69%, primarily as the result of a mix shift to lower cost core deposits and a decrease in rates on average time deposits of 78 bp and 82 bp during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

For the three months ended June 30, 2010, interest expense on wholesale funding decreased $64 million, or 38%, compared to the second quarter of 2009 and $167 million, or 43%, for the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of a decrease in rates and a decline in average balances. During the three and six months ended June 30, 2010, wholesale funding represented 25% of interest-bearing liabilities compared to 38% and 39%, respectively, during the prior year periods. The decline in wholesale funding balances is primarily a result of a decrease in other short term borrowings due to a repayment of Term Auction Facility funds which had an average balance in the three and six months ended June 30, 2009 of $6.5 billion and $7.1 billion, respectively, in addition to decreases of $5.1 billion and $4.9 billion in certificates of deposit over $100,000 during the three and six months ended June 30, 2010, respectively, compared to the same periods in the prior year. The decreased reliance on wholesale funding in the three and six months ended June 30, 2010 compared to the prior year periods was a result of growth of core deposits, a decline in average interest earning assets and an increase in the Bancorp’s average equity position. Refer to the Capital Management section for additional information on the Bancorp’s capital actions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the three months ended	June 30, 2010			June 30, 2009			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial and industrial loans	$26,179	$310	4.75%	$28,038	$283	4.06%	($19)	$46	$27
Commercial mortgage	11,772	120	4.10	12,668	140	4.44	(10)	(10)	(20)
Commercial construction	3,258	25	3.15	4,842	34	2.80	(13)	4	(9)
Commercial leases	3,336	38	4.51	3,512	41	4.66	(2)	(1)	(3)

Subtotal – commercial	44,545	493	4.44	49,060	498	4.07	(44)	39	(5)
Residential mortgage loans	9,390	112	4.77	11,669	164	5.65	(29)	(23)	(52)
Home equity	12,102	121	4.01	12,636	131	4.14	(6)	(4)	(10)
Automobile loans	10,170	154	6.01	8,692	138	6.36	24	(8)	16
Credit card	1,859	50	10.91	1,863	47	10.06	(1)	4	3
Other consumer loans/leases	742	25	13.65	1,076	20	7.52	(8)	13	5

Subtotal – consumer	34,263	462	5.40	35,936	500	5.58	(20)	(18)	(38)

Total loans and leases	78,808	955	4.86	84,996	998	4.71	(64)	21	(43)
Securities:
Taxable	16,451	161	3.93	16,778	181	4.33	(4)	(16)	(20)
Exempt from income taxes (b)	154	3	6.98	242	5	8.04	(1)	(1)	(2)
Other short-term investments	4,285	2	0.20	742	—	0.15	2	—	2

Total interest-earning assets	99,698	1,121	4.51	102,758	1,184	4.62	(67)	4	(63)
Cash and due from banks	2,163			2,350
Other assets	14,550			13,907
Allowance for loan and lease losses	(3,798)			(3,137)

Total assets	$112,613			$115,878

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest checking	$18,652	$14	0.30%	$14,837	$10	0.27%	$3	$1	$4
Savings	19,446	30	0.60	16,705	32	0.77	4	(6)	(2)
Money market	4,679	5	0.42	4,167	7	0.63	—	(2)	(2)
Foreign office deposits	3,325	3	0.36	1,717	2	0.54	2	(1)	1
Other time deposits	11,336	76	2.70	14,612	127	3.48	(26)	(25)	(51)
Certificates - $100,000 and over	6,354	34	2.13	11,455	80	2.80	(30)	(16)	(46)
Other deposits	5	—	0.10	240	—	0.19	—	—	—
Federal funds purchased	264	—	0.17	542	—	0.18	—	—	—
Other short-term borrowings	1,478	1	0.21	8,002	12	0.61	(6)	(5)	(11)
Long-term debt	10,876	71	2.64	11,130	78	2.79	(3)	(4)	(7)

Total interest-bearing liabilities	76,415	234	1.23	83,407	348	1.67	(56)	(58)	(114)
Demand deposits	19,406			16,689
Other liabilities	3,229			3,292

Total liabilities	99,050			103,388
Shareholders’ equity	13,563			12,490

Total liabilities and shareholders’ equity	$112,613			$115,878

Net interest income		$887			$836		$(11)	$62	$51
Net interest margin			3.57%			3.26%
Net interest rate spread			3.28			2.95
Interest-bearing liabilities to interest-earning assets			76.65			81.17

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $5 for the three months ended June 30, 2010 and 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income (FTE)

For the six months ended	June 30, 2010			June 30, 2009			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial and industrial loans	$26,239	$609	4.68%	$28,500	$570	4.03%	$(48)	$87	$39
Commercial mortgage	11,804	243	4.15	12,738	284	4.50	(20)	(21)	(41)
Commercial construction	3,518	53	3.03	4,978	76	3.08	(22)	(1)	(23)
Commercial leases	3,402	76	4.53	3,538	68	3.89	(3)	11	8

Subtotal – commercial	44,963	981	4.40	49,754	998	4.04	(93)	76	(17)
Residential mortgage loans	9,434	233	4.98	11,297	327	5.84	(50)	(44)	(94)
Home equity	12,219	243	4.01	12,699	265	4.21	(10)	(12)	(22)
Automobile loans	10,178	309	6.13	8,690	275	6.38	45	(11)	34
Credit card	1,899	102	10.83	1,844	96	10.47	3	3	6
Other consumer loans/leases	775	49	12.73	1,126	38	6.83	(14)	25	11

Subtotal – consumer	34,505	936	5.47	35,656	1,001	5.66	(26)	(39)	(65)

Total loans and leases	79,468	1,917	4.87	85,410	1,999	4.72	(119)	37	(82)
Securities:
Taxable	16,843	341	4.08	16,532	357	4.36	7	(23)	(16)
Exempt from income taxes (b)	165	6	7.03	252	10	7.73	(3)	(1)	(4)
Other short-term investments	3,718	4	0.19	1,014	1	0.18	3	—	3

Total interest-earning assets	100,194	2,268	4.56	103,208	2,367	4.62	(112)	13	(99)
Cash and due from banks	2,205			2,394
Other assets	14,407			14,632
Allowance for loan and lease losses	(3,785)			(2,962)

Total assets	$113,021			$117,272

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest checking	$19,090	$28	0.29%	$14,534	$20	0.27%	$6	$2	$8
Savings	18,960	60	0.64	16,490	68	0.83	8	(16)	(8)
Money market	4,651	10	0.44	4,362	15	0.67	—	(5)	(5)
Foreign office deposits	3,043	5	0.35	1,736	5	0.54	2	(2)	—
Other time deposits	11,696	158	2.73	14,557	256	3.55	(45)	(53)	(98)
Certificates - $100,000 and over	6,700	71	2.14	11,628	168	2.92	(59)	(38)	(97)
Other deposits	6	—	0.05	243	—	0.21	—	—	—
Federal funds purchased	242	—	0.15	621	1	0.25	—	(1)	(1)
Other short-term borrowings	1,464	2	0.22	8,807	36	0.82	(18)	(16)	(34)
Long-term debt	11,179	146	2.64	11,827	181	3.09	(10)	(25)	(35)

Total interest-bearing liabilities	77,031	480	1.26	84,805	750	1.78	(116)	(154)	(270)
Demand deposits	19,115			16,114
Other liabilities	3,334			4,065

Total liabilities	99,480			104,984
Shareholders’ equity	13,541			12,288

Total liabilities and shareholders’ equity	$113,021			$117,272

Net interest income		$1,788			$1,617		$4	$167	$171
Net interest margin			3.60%			3.16%
Net interest rate spread			3.30			2.84
Interest-bearing liabilities to interest-earning assets			76.88			82.17

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The fully taxable-equivalent adjustments included in the above table are $9 and $10 for the six months ended June 30, 2010 and 2009, respectively.

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

The provision for loan and lease losses was $325 million and $915 million for the three and six months ended June 30, 2010, respectively, compared to $1.0 billion and $1.8 billion during the same periods in 2009. The three and six months ended June 30, 2009 were significantly impacted by growth in nonperforming assets, increases in commercial and consumer delinquencies, and loss estimates once loans became delinquent. During the three and six months ended June 30, 2010 the Bancorp experienced a decrease in nonperforming assets and signs of moderation in general economic conditions resulting in the recognition of less provision expense compared to the prior year periods.

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

Noninterest Income

For the three and six months ended June 30, 2010, noninterest income decreased $2.0 billion compared to the same prior year periods, driven primarily by the gain on the Processing Business Sale of $1.8 billion in the second quarter of 2009. Excluding this gain, noninterest income for the three months ended June 30, 2010 decreased $199 million, or 24%, compared to the same prior year period and decreased $269 million, or 18% for the six months ended June 30, 2010 compared to the same prior year period. The components of noninterest income for the three and six month periods ending June 30, 2010 and 2009 are as follows:

TABLE 5: Noninterest Income

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
($ in millions)	2010	2009		2010	2009
Service charges on deposits	$149	$162	(8)	$291	$308	(6)
Mortgage banking net revenue	114	147	(22)	266	281	(5)
Corporate banking revenue	93	93	—	174	206	(15)
Investment advisory revenue	87	79	10	177	158	12
Card and processing revenue	84	243	(65)	158	466	(66)
Gain on sale of processing business	—	1,764	(100)	—	1,764	(100)
Other noninterest income	85	49	73	160	60	167
Securities gains (losses), net	8	5	60	21	(20)	NM
Securities gains, net- non-qualifying hedges on mortgage servicing rights	—	41	(100)	—	57	(100)

Total noninterest income	$620	$2,583	(76)	$1,247	$3,280	(62)

NM: Not meaningful

Service charges on deposits decreased $13 million and $17 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods. Consumer deposit revenue decreased $10 million and $13 million in the three and six months ended June 30, 2010, respectively, compared to the same prior year periods primarily due to a decrease in overdraft occurrences per day. Regulation E became effective on July 1, 2010 for new accounts and will become effective August 15, 2010 for existing accounts. Regulation E is a Federal Reserve Board rule that prohibits financial institutions from charging consumers fees for paying overdrafts on ATMs and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Bancorp has been proactive in developing deposit products that generate alternative revenue streams and has eliminated free checking, unless a customer has a sizable direct deposit or a minimum account balance. These actions should help to mitigate the potential negative impact Regulation E will have on deposit service charge revenue.

Commercial deposit revenue decreased $3 million and $4 million during the three and six months ended June 30, 2010, respectively, compared to the same prior year periods reflecting increased earnings credits paid on customer balances that have resulted in lower realized net service fees to pay for treasury management services. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates.

Mortgage banking net revenue decreased to $114 million in the second quarter of 2010 from $147 million in the same period last year and decreased to $266 million for the six months ended June 30, 2010, from $281 million in the same period last year. The components of mortgage banking net revenue for the three and six months ended June 30, 2010 and 2009 are shown in Table 6.

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009
Origination fees and gains on loan sales	$89	$161	$160	$291
Servicing revenue:
Servicing fees	54	49	107	95
Servicing rights amortization	(25)	(47)	(49)	(90)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(4)	(16)	48	(15)

Net servicing revenue	25	(14)	106	(10)

Mortgage banking net revenue	$114	$147	$266	$281

Origination fees and gains on loan sales decreased 45% for both the three and six months ended June 30, 2010 compared to the same prior year periods primarily due to significantly reduced refinance originations, partially offset by increased purchase originations. Refinancing activity decreased as many borrowers have already refinanced or are unable to do so due to declining home values and tightened underwriting standards. This decrease in refinance activity was partially offset by an increase in purchase activity prior to the expiration of the homebuyer tax credit on April 30, 2010. Mortgage originations were $3.8 billion and $7.3 billion during the three and six months ended June 30, 2010, respectively, representing decreases of 47% and 40% compared to the three and six months ended June 30, 2009, respectively.

Mortgage net servicing revenue in the three and six months ended June 30, 2010 increased $39 million and $116 million, respectively, compared to the same prior year periods. Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The increases in net servicing revenue were primarily due to increases in servicing fees, reduced servicing rights amortization and, as discussed in further detail below, improvements in net valuation adjustments on mortgage servicing rights (MSR) and MSR derivatives. The Bancorp’s total residential loans serviced as of June 30, 2010, December 31, 2009, and June 30, 2009 was $61.0 billion, $58.5 billion, and $55.0 billion, respectively, with $51.3 billion, $48.6 billion, and $43.5 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 9 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in impairment on the MSR portfolio.

For the three months ended June 30, 2010, the Bancorp recognized gains from derivatives economically hedging MSRs of $96 million, offset by a temporary impairment of $100 million, resulting in a net loss of $4 million. For the six months ended June 30, 2010, the Bancorp recognized gains from derivatives economically hedging MSRs of $154 million partially offset by a temporary impairment of $106 million resulting in a net gain of $48 million. For the three months ended June 30, 2009, the Bancorp recognized losses from derivatives economically hedging MSRs of $66 million offset by a reversal of temporary impairment of $50 million resulting in a net loss of $16 million. For the six months ended June 30, 2009, the Bancorp recognized gains from derivatives economically hedging MSRs of $4 million partially offset by a temporary impairment of $19 million resulting in a net loss of $15 million. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains on sales of securities related to the Bancorp’s non-qualifying hedging strategy were immaterial in the three and six months ended June 30, 2010. Net gains recognized on the sales of securities related to the Bancorp’s non-qualifying hedging strategy were $41 million and $57 million during the three and six months ended June 30, 2009, respectively.

Corporate banking revenue was flat for the three months ended June 30, 2010 compared to the same prior year period. For the six months ended June 30, 2010, corporate banking revenue decreased $32 million compared to the same prior year period due to decreases in lease remarketing fees, international income and servicing fees on loans serviced for others. Lease remarketing fees decreased primarily due to a reduction in lease remarketing activity compared to the six months ended June 30, 2009 while international income decreased due to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

impact of current economic conditions on foreign exchange and letter of credit volume. Servicing fees on loans serviced for others were primarily impacted by a change in U.S. GAAP adopted by the Bancorp on January 1, 2010. For further discussion of the impact of amended accounting guidance adopted during 2010, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Investment advisory revenue for the three and six months ended June 30, 2010 increased $8 million and $19 million, respectively, compared to the same prior year periods. The Bancorp experienced increases across most major categories within investment advisory revenue in both the three and six month period ended June 30, 2010. Market performance improved compared to the prior year periods, resulting in increased activity and average asset balances. As of June 30, 2010, the Bancorp had approximately $178 billion in assets under care and managed $24 billion in assets for individuals, corporations and not-for-profit organizations.

Card and processing revenue decreased $159 million and $308 million during the three and six months ended June 30, 2010, respectively, compared to the same prior year periods primarily due to the Processing Business Sale on June 30, 2009. The financial institutions and merchant processing portions of the business, that were included in the sale, historically comprised approximately 70% of total card and processing revenue. Excluding the impact of the sold portions of the business, card and processing revenue increased 14% and 11% during the three and six months ended June 30, 2010, respectively, compared to the same prior year periods due to strong growth in debit and credit card transaction volumes.

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009
Operating lease income	$15	$14	$31	$29
Transition Service Agreement (TSA) revenue	13	—	26	—
Bank owned life insurance income (loss)	12	17	23	(26)
Consumer loan and lease fees	9	11	15	23
Cardholder fees	8	11	19	24
Insurance income	8	14	17	26
Gain on loan sales	6	11	31	21
Banking center income	5	5	10	11
Loss on sale of other real estate owned	(13)	(13)	(29)	(27)
Other	22	(21)	17	(21)

Total other noninterest income	$85	$49	$160	$60

Other noninterest income increased $36 million and $100 million for the three and six months ended June 30, 2010 compared to the same prior year periods. The increase of $36 million for the three months ended June 30, 2010 compared to the same prior year period was driven by income of $13 million from the TSA entered into as part of the Processing Business Sale coupled with a $15 million impairment charge for the three months ended June 30, 2009, recorded in the “other” caption, on a facility the Bancorp subsequently vacated. The increase of $100 million for the six months ended June 30, 2010 compared to the same prior year period was driven by income of $26 million from the previously mentioned TSA coupled with a bank owned life insurance (BOLI) charge of $54 million recognized in the first quarter of 2009 reflecting reserves recorded in connection with the intent to surrender a policy, as well as losses related to market value declines.

Net securities gains totaled $8 million and $21 million in the three and six months ended June 30, 2010, respectively, compared to $5 million of net securities gains during the three months ended June 30, 2009 and net securities losses of $20 million during the six months ended June 30, 2009. Net securities losses for the six months ended June 30, 2009 included $18 million in losses attributable to the reclassification of securities related to deferred compensation plans from available-for-sale to trading.

Noninterest Expense

Total noninterest expense decreased $86 million for the three months ended June 30, 2010 compared to the same period last year due to a decrease in card and processing expense resulting from the Processing Business Sale in June of 2009, lower FDIC insurance premiums and a decreased provision for unfunded commitments and letters of credit. Noninterest expense decreased $93 million for the six months ended June 30, 2010 compared to the same period last year due to the items mentioned previously, partially offset by increases in charges to representation and warranty reserves related to residential mortgage loans sold to third-parties. As part of the Processing Business Sale, the Bancorp entered into the TSA that resulted in the Bancorp incurring approximately $13 million and $26 million in operating expenses during the three and six months ended June 30, 2010, respectively, that were offset with revenue from the TSA recorded in other noninterest income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of noninterest expense are as follows:

TABLE 8: Noninterest Expense

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2010	2009	Percent Change	2010	2009	Percent Change
Salaries, wages and incentives	$356	$346	3	$686	$673	2
Employee benefits	73	75	(3)	159	158	—
Net occupancy expense	73	79	(8)	150	158	(5)
Technology and communications	45	45	(1)	90	90	—
Equipment expense	31	31	—	60	62	(3)
Card and processing expense	31	75	(58)	56	141	(60)
Other noninterest expense	326	370	(12)	690	702	(2)

Total noninterest expense	$935	$1,021	(8)	$1,891	$1,984	(5)

Total personnel costs (salaries, wages and incentives plus employee benefits) increased 2% for the three months ended June 30, 2010 compared to the same period last year, driven by an increase in base and variable compensation, partially offset by a decrease in deferred compensation. The increase in base compensation was due to investments in the sales force in the second quarter of 2010. Personnel costs also increased 2% for the six months ended June 30, 2010 as higher stock-based and variable compensation were partially offset by a decrease in base compensation. The decline in base compensation for the six months ended June 30, 2010 can be attributed to lower severance costs in 2010 compared to 2009. Full time equivalent employees totaled 20,479 as of June 30, 2010 compared to 20,702 as of June 30, 2009. The decrease in full time equivalent employees from June 30, 2009 is primarily due to the transfer of employees on January 1, 2010 from the Processing Business Sale in June of 2009, partially offset by increases in the sales force during 2010.

Card and processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Card and processing expense decreased 58% and 60% for the three and six months ended June 30, 2010, respectively, compared to the same periods last year due to the Processing Business Sale in the second quarter of 2009.

The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 62.1% and 29.9% for the three months ended June 30, 2010 and 2009, respectively. The efficiency ratio was 62.3% and 40.5% for the six months ended June 30, 2010 and 2009, respectively. Excluding the $1.8 billion gain on the Processing Business Sale, the efficiency ratio for the three and six months ended June 30, 2009 was 61.7% and 63.3%, respectively (comparison being provided to illustrate the fundamental trend). The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control.

The major components of other noninterest expense are as follows:

TABLE 9: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009
FDIC insurance and other taxes	$66	$106	$135	$151
Loan and lease	47	67	95	121
Losses and adjustments	30	18	93	44
Marketing	27	18	48	35
Affordable housing investments impairment	24	20	47	38
Travel	13	10	24	19
Postal and courier	12	13	24	28
Intangible asset amortization	11	16	23	31
Insurance	11	17	25	28
Professional services fees	11	13	21	31
Operating lease	11	10	22	19
Recruitment and education	8	7	15	16
OREO	7	4	14	9
Provision for unfunded commitments and letters of credit	(6)	9	3	44
Other	54	42	101	88

Total other noninterest expense	$326	$370	$690	$702

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total other noninterest expense decreased $44 million compared to the second quarter of 2009 primarily due to decreased FDIC insurance expense resulting from a $55 million charge in the second quarter of 2009 from a special assessment, coupled with a decrease in the provision for unfunded commitments and letters of credit. The decrease in the provision for unfunded commitments and letters of credit was due to lower estimates of inherent losses resulting from a decrease in delinquent loans as general economic conditions began to show signs of moderation in 2010.

Total other noninterest expense for the six months ended June 30, 2010 decreased $12 million primarily due to the decreased provision for unfunded commitments and letters of credit in addition to lower FDIC insurance expense, partially offset by charges to representation and warranty reserves on residential mortgage loans sold to third-parties included in losses and adjustments. The expense for representation and warranties totaled $45 million and $11 million during the six months ended June 30, 2010 and 2009, respectively, with the increase resulting primarily from a higher volume of repurchase demands.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009
Income before income taxes	$242	1,352	$220	$1,089
Applicable income tax expense	50	470	38	157
Effective tax rate	20.5%	34.7%	17.3%	14.5%

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of certain nondeductible expenses. The effective tax rate for the three and six months ended June 30, 2010 includes $9 million and $23 million, respectively, of non-cash charges relating to previously recognized tax benefits associated with stock-based compensation that will not be realized. The effective tax rate for the six months ended June 30, 2010 was also impacted by a $24 million tax benefit resulting from the settlement of certain uncertain tax positions with the IRS during the first quarter.

The effective tax rate for the quarter ended June 30, 2009 was primarily impacted by the pre-tax gain on the Processing Business Sale of $1.8 billion, which had an effective tax rate of approximately 40%. The effective tax rate for the six months ended June 30, 2009 was also impacted by the pre-tax loss in the first quarter of 2009, a $106 million tax benefit due to the impact of the decision to surrender one of the Bancorp’s BOLI policies and the determination that the losses on the policy recorded in prior periods are now expected to be tax deductible. Further, the effective tax rate for the six months ended June 30, 2009 was impacted by a $55 million tax benefit resulting from an agreement with the IRS to settle all of the Bancorp’s disputed leverage leases for all open years.

Deductibility of Executive Compensation

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

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	June 30, 2010		December 31, 2009		June 30, 2009
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$26,011	33	$25,687	34	$28,419	33
Commercial mortgage loans	11,569	15	11,936	15	12,600	15
Commercial construction loans	3,042	4	3,871	5	4,641	6
Commercial leases	3,271	4	3,535	4	3,532	4

Subtotal – commercial	43,893	56	45,029	58	49,192	58

Consumer:
Residential mortgage loans	9,672	12	9,846	12	11,440	14
Home equity	11,987	15	12,174	15	12,511	15
Automobile loans	10,285	13	8,995	11	8,741	10
Credit card	1,841	3	1,990	3	1,914	2
Other consumer loans and leases	704	1	812	1	972	1

Subtotal – consumer	34,489	44	33,817	42	35,578	42

Total loans and leases	$78,382	100	78,846	100	84,770	100

Total portfolio loans and leases (excludes loans held for sale)	$76,232		76,779		81,429

Total loans and leases, including loans held for sale, at June 30, 2010 decreased $464 million or one percent compared to December 31, 2009 and $6.4 billion or eight percent, compared to June 30, 2009. The decrease in total loans and leases from December 31, 2009 was a result of a three percent decrease in total commercial loans partially offset by a two percent increase in total consumer loans. The decrease in total loans and leases from June 30, 2009 was a result of an 11% decrease in total commercial loans and a three percent decrease in total consumer loans. In accordance with a change in U.S. GAAP, on January 1, 2010 the Bancorp consolidated certain commercial and industrial, automobile, and home equity loans with remaining outstanding balances of $501 million, $911 million and $252 million, respectively, at June 30, 2010. Excluding the impact of the change in U.S. GAAP, total loans and leases decreased $2.1 billion, or three percent, compared to December 31, 2009 and $8.1 billion, or 10% compared to June 30, 2009. For further discussion on this topic, refer to Note 3 and Note 8 of the Notes to Condensed Consolidated Financial Statements.

Total commercial loans and leases decreased $1.1 billion, or three percent, from December 31, 2009 as a result of decreases in commercial mortgage loans, commercial construction loans and commercial leases partially offset by an increase in commercial and industrial loans. Commercial and industrial loan balances increased $324 million, or one percent compared to December 31, 2009 primarily as a result of the previously mentioned change in U.S. GAAP. Commercial mortgage loans decreased $367 million, or three percent, compared to December 31, 2009 as a result of tighter lending requirements in an overall effort to limit exposure to commercial real estate. Commercial construction loans decreased $829 million, or 21%, from December 31, 2009 primarily due to management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008 and the outflow of completed construction projects that were transitioned to commercial mortgage loans. Total commercial leases decreased approximately eight percent compared to December 31, 2009 as a result of general declines in leasing activity attributable to weak economic conditions.

Total commercial loans and leases decreased $5.3 billion, or 11%, compared to June 30, 2009 due to decreases across each commercial loan category. Commercial and industrial loan balances decreased $2.4 billion, or nine percent, compared to June 30, 2009 as a result of a decrease in customer demand for new originations, a decrease in customer line utilization rates from 39% to 32% and tighter underwriting standards applied to both new loan originations and renewals, partially offset by the impact of the previously mentioned change in U.S. GAAP. Included in the commercial and industrial balance at June 30, 2010 and 2009 were loans of approximately $1.23 billion and $1.25 billion, respectively, issued in conjunction with the Processing Business Sale in the second quarter of 2009. Commercial mortgage loans decreased $1.0 billion, or eight percent, from June 30, 2009 primarily as a result of tighter lending requirements in an overall effort to limit exposure to commercial real estate. Commercial construction loans decreased $1.6 billion, or 35%, from June 30, 2009 due to management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008 and the outflow of completed construction projects that were transitioned to commercial mortgage loans. Total commercial leases decreased approximately seven percent compared to June 30, 2009 as a result of general declines in leasing activity attributable to weak economic conditions.

Total consumer loans and leases increased $672 million, or two percent, compared to December 31, 2009. The increase from December 31, 2009 was primarily a result of the previously mentioned impact on automobile loans at June 30, 2010 due to the change in U.S. GAAP partially offset by decreases in all other consumer loan categories. Residential mortgage loans decreased $174 million, or two percent, from December 31, 2009 due to a decrease in new residential mortgage loan originations as many customers took advantage of low interest rates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

in 2009. Home equity loans decreased $187 million, or two percent, from December 31, 2009 as tighter underwriting standards and a decrease in customer demand were partially offset by the previously mentioned impact on home equity loans due to the change in U.S. GAAP. Automobile loans increased $1.3 billion, or 14%, compared to December 31, 2009, primarily as a result of the previously mentioned impact on automobile loans due to the change in U.S. GAAP. Credit card loans decreased $149 million, or eight percent, from December 31, 2009 as a result of paydowns on existing balances due to seasonality and a decrease in new account originations in 2010. Other consumer loans and leases decreased $108 million, or 13% from the prior year end due to a decline in new originations as a result of tighter underwriting standards across the other consumer loan and lease portfolio.

Total consumer loans and leases decreased $1.1 billion, or three percent, compared to June 30, 2009 primarily due to decreases in residential mortgage loans, home equity loans and other consumer loans partially offset by an increase in automobile loans. Residential mortgage loans decreased $1.8 billion, or 16%, from June 30, 2009 primarily as a result of a decrease in new residential mortgage loan originations as many customers took advantage of low interest rates in 2009 coupled with continued paydowns in the portfolio as a result of a continued high percentage of new origination volume that was sold in the secondary market. Home equity loans decreased $524 million, or four percent, from June 30, 2009 primarily as a result of tighter underwriting standards implemented in 2008 that limited the Bancorp’s exposure as home values deteriorated throughout 2009 and into 2010, partially offset by the previously mentioned change in U.S. GAAP. Automobile loans increased $1.5 billion, or 18%, compared to June 30, 2009 as a result of the previously mentioned change in U.S. GAAP combined with continued growth in new automobile loan originations in 2010. Credit card loans decreased $73 million, or four percent, from June 30, 2009 primarily as a result of a decrease in average balance per credit card and a decrease in new account originations in 2010. Other consumer loans and leases, primarily made up automobile leases and student loans designated as held-for-sale, decreased $268 million, or 28%, compared to the prior year same quarter due to a decline in new originations as a result of tighter underwriting standards across the other consumer loan and lease portfolio.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2010		December 31, 2009		June 30, 2009
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$26,179	33	$25,838	32	$28,038	33
Commercial mortgage loans	11,772	15	12,126	15	12,668	15
Commercial construction loans	3,258	4	4,134	5	4,842	6
Commercial leases	3,336	5	3,574	5	3,512	4

Subtotal – commercial	44,545	57	45,672	57	49,060	58

Consumer:
Residential mortgage loans	9,390	12	10,142	13	11,669	14
Home equity	12,102	15	12,291	16	12,636	15
Automobile loans	10,170	13	8,973	11	8,692	10
Credit card	1,859	2	1,982	2	1,863	2
Other consumer loans and leases	742	1	860	1	1,076	1

Subtotal – consumer	34,263	43	34,248	43	35,936	42

Total average loans and leases	$78,808	100	$79,920	100	$84,996	100

Total portfolio loans and leases (excludes loans held for sale)	$76,973		$77,601		$81,573

Average commercial loans and leases decreased $1.1 billion, or two percent, compared to the fourth quarter of 2009 and $4.5 billion, or nine percent, compared to the second quarter of 2009. The decrease in average total commercial loans and leases from both periods was driven by lower customer line utilization rates, lower demand for new loans, and tighter underwriting standards implemented in 2008 partially offset by the impact of the change in U.S. GAAP, which required the Bancorp to consolidate previously sold loans.

Average consumer loans and leases were flat compared to the fourth quarter of 2009 due to an increase in average automobile loans, as a result of the previously mentioned change in U.S GAAP, offset by declines in all other average consumer loan products due to lower customer demand and tighter underwriting standards. Average consumer loans and leases decreased $1.7 billion, or five percent, compared to the second quarter of 2009. The decrease in the average consumer loan balances from the second quarter of 2009 is primarily a result of a 20% decrease in average residential mortgage loans due to lower origination volumes in the second quarter of 2010. The previously mentioned change in U.S. GAAP contributed approximately $987 million to average automobile loans and $255 million to average home equity loans in the second quarter of 2010.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of June 30, 2010, total investment securities were $16.6 billion, compared to $18.9 billion at December 31, 2009 and $17.8 billion at June 30, 2009.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for other than temporary impairment (OTTI). During the six months ended June 30, 2010 and 2009, the Bancorp did not recognize OTTI on its investment securities portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on OTTI.

At June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio at June 30, 2010, December 31, 2009 or June 30, 2009. Additionally, there was approximately $142 million of securities classified as below investment grade as of June 30, 2010, $178 million as of December 31, 2009 and $150 million as of June 30, 2009.

TABLE 13: Components of Investment Securities

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$475	464	357
U.S. Government sponsored agencies	1,692	2,143	1,748
Obligations of states and political subdivisions	196	240	301
Agency mortgage-backed securities	10,109	11,074	9,085
Other bonds, notes and debentures	946	2,541	3,057
Other securities	1,938	1,417	1,272

Total available-for-sale and other securities	$15,356	17,879	15,820

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$349	350	352
Other bonds, notes and debentures	5	5	5

Total held-to-maturity	$354	355	357

Trading: (fair value)
Variable rate demand notes	$169	235	970
Other securities	101	120	384

Total trading	$270	355	1,354

As of June 30, 2010, available-for-sale securities on an amortized cost basis decreased $2.5 billion from December 31, 2009 and $464 million from June 30, 2009. The decrease from December 31, 2009 was primarily the result of a change in U.S. GAAP that required the Bancorp to consolidate certain variable interest entities (VIEs), resulting in the elimination of approximately $805 million in commercial paper and $236 million of residual interest classified as available-for-sale securities on January 1, 2010. Further impacting the available-for-sale securities were approximately $932 million in paydowns on agency mortgage-backed securities, primarily related to the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage corporation (FHLMC) delinquent loan buy-back programs in the second quarter of 2010, as well as the sale of approximately $151 million of commercial mortgage-backed securities and commercial mortgage obligations and $150 million in paydowns on other asset-backed securities in the first quarter of 2010. The Bancorp did not reinvest cash flows in securities during the quarter due to the low market rate environment in the quarter. The decrease from June 30, 2009 was due to the factors previously discussed, partially offset by the purchase of approximately $2.0 billion in agency mortgage-backed securities during the fourth quarter of 2009.

At June 30, 2010, available-for-sale securities were 16% of total interest-earning assets, compared to 18% at December 31, 2009 and 15% at June 30, 2009. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.2 years at June 30, 2010 compared to 4.4 years at December 31, 2009 and 4.3 years at June 30, 2009. In addition, at June 30, 2010, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.41% compared to 4.48% at December 31, 2009 and 4.62% at June 30, 2009.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates declined throughout 2009 and into 2010 which led to unrealized gains on agency mortgage-backed securities of $538 million, $308 million, and $261 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Total net unrealized gains on the available-for-sale securities portfolio was $665 million at June 30, 2010 compared to $334 million at December 31, 2009 and $241 million at June 30, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2010 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted- Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$275	276	0.2	0.81%
Average life 1 – 5 years	100	101	1.9	1.20
Average life 5 – 10 years	100	105	9.4	3.56
Average life greater than 10 years	—	—	14.5	2.20

Total	475	482	2.5	1.47
U.S. Government sponsored agencies:
Average life of one year or less	81	83	0.7	3.35
Average life 1 – 5 years	51	51	2.2	1.54
Average life 5 – 10 years	1,560	1,662	6.4	3.82

Total	1,692	1,796	6.0	3.73
Obligations of states and political subdivisions (a):
Average life of one year or less	96	97	0.2	7.46
Average life 1 – 5 years	13	13	3.1	8.05
Average life 5 – 10 years	46	47	6.1	7.95
Average life greater than 10 years	41	42	11.2	5.72

Total	196	199	4.1	7.25
Agency mortgage-backed securities:
Average life of one year or less	198	201	0.7	4.70
Average life 1 – 5 years	8,550	8,999	3.7	4.44
Average life 5 – 10 years	1,361	1,447	6.1	4.88

Total	10,109	10,647	4.0	4.50
Other bonds, notes and debentures (b):
Average life of one year or less	45	45	0.3	5.13
Average life 1 – 5 years	724	745	1.8	5.18
Average life 5 – 10 years	108	106	5.6	7.53
Average life greater than 10 years	69	63	23.6	7.21

Total	946	959	3.7	5.59
Other securities (c)	1,938	1,938

Total available-for-sale and other securities	$15,356	16,021	4.2	4.41%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.57%, 1.02%, 0.10%, 1.97% and 1.76% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of Federal Home Loan Bank (FHLB) and Federal Reserve Bank restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings, certain mutual fund holdings and equity security holdings.

Trading securities decreased $85 million, or 24%, compared to December 31, 2009 and $1.1 billion compared to June 30, 2009. The decrease from June 30, 2009 was driven by the sale of VRDNs, which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market during 2008 and 2009 through Fifth Third Securities (FTS) who was also the remarketing agent. During the fourth quarter of 2009, the rates on these securities began to decline substantially, and as a result the Bancorp sold a majority of its VRDNs and replaced them with higher-yielding agency mortgage-backed securities classified as available-for-sale. The Bancorp continued to sell the VRDNs in the first half of 2010, resulting in the decrease in trading securities from December 31, 2009. For more information on the VRDNs, see Note 11 of the Notes to Condensed Consolidated Financial Statements. Trading securities included $5 million and $13 million of auction rate securities as of June 30, 2010 and December 31, 2009, respectively. The unrealized loss on these securities was immaterial to the Bancorp as of June 30, 2010, and approximately $4 million at December 31, 2009. Auction rate securities held by the Bancorp were immaterial as of June 30, 2009.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 68% of the Bancorp’s asset funding base at June 30, 2010 and December 31, 2009, respectively, and 60% at June 30, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Deposits

($ in millions)	June 30, 2010		December 31, 2009		June 30, 2009
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$19,256	23	$19,411	23	$17,202	21
Interest checking	17,759	22	19,935	24	14,630	18
Savings	19,646	24	17,898	21	16,819	21
Money market	4,666	6	4,431	5	4,193	5
Foreign office	3,430	4	2,454	3	2,244	3

Transaction deposits	64,757	79	64,129	76	55,088	68
Other time	10,966	13	12,466	15	14,540	18

Core deposits	75,723	92	76,595	91	69,628	86
Certificates - $100,000 and over	6,389	8	7,700	9	10,688	13
Other foreign office	3	—	10	—	504	1

Total deposits	$82,115	100	$84,305	100	$80,820	100

Core deposits decreased $872 million, or one percent, compared to December 31, 2009 primarily due to declines in other time deposits and interest checking, partially offset by an increase in savings accounts and foreign office deposits. Other time deposits decreased 12% due to the run-off of higher priced consumer time deposits originated primarily in the second half of 2008. Interest checking decreased 11% as the Bancorp managed its excess liquidity partially through rate management actions on single product public funds accounts. These decreases were partially offset by a 10% increase in savings accounts driven by strong growth in the Bancorp’s relationship savings product and a 40% increase in foreign office deposits as the low rate environment resulted in more attractive yields on these deposits.

Foreign office deposits are Eurodollar sweep accounts for the Bancorp’s commercial customers and are included in core deposits. These accounts bear interest at rates similar to money market accounts, but the Bancorp does not have to pay FDIC insurance nor provide collateral.

Core deposits increased $6.1 billion, or nine percent, compared to June 30, 2009 as increases in demand and interest checking reflected the effect of larger peers opting out of the FDIC’s Transaction Account Guarantee Program (TAG) late last year, as well as growth in the Bancorp’s relationship savings product and migration of higher priced certificates originated in 2008 into transaction deposits with historically low rates.

The Bancorp uses other foreign office deposits, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth. Certificates $100,000 and over at June 30, 2010 decreased $1.3 billion, or 17%, compared to December 31, 2009, and decreased $4.3 billion, or 40%, compared to June 30, 2009, as customers opted to maintain their balances in liquid accounts as rates remain near historical lows.

TABLE 16: Average Deposits

	June 30, 2010		December 31, 2009		June 30, 2009
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$19,406	23	18,137	23	$16,689	21
Interest checking	18,652	22	16,324	20	14,837	18
Savings	19,446	23	17,540	22	16,705	21
Money market	4,679	6	4,279	5	4,167	5
Foreign office	3,325	4	2,516	3	1,717	2

Transaction deposits	65,508	78	58,796	73	54,115	67
Other time	11,336	14	13,049	16	14,612	18

Core deposits	76,844	92	71,845	89	68,727	85
Certificates - $100,000 and over	6,354	8	8,200	11	11,455	15
Other foreign office	5	—	51	—	240	—

Total average deposits	$83,203	100	80,096	100	$80,422	100

On an average basis, core deposits increased $5.0 billion, or seven percent, compared to the fourth quarter of 2009, and increased $8.1 billion, or 12%, compared to the second quarter of 2009. As previously discussed above, customers have opted to maintain excess funds in liquid transaction accounts as rates remain historically low.

Borrowings

Total borrowings at June 30, 2010 increased $681 million, or six percent, compared to December 31, 2009 and declined $4.6 billion, or 26%, from June 30, 2009. The increase in total borrowings compared to December 31, 2009 was a result of an increase in both long term debt and short term borrowings while the decrease from June 30, 2009 was the result of a combination of balance sheet activity and capital

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

actions taken by the Bancorp throughout 2009. Total loans and leases decreased $6.4 billion and total core deposits increased $6.1 billion from June 30, 2009 which resulted in a decrease of the funding position of the Bancorp by approximately $12.5 billion. In the second quarter of 2009, the Processing Business Sale provided $562 million of cash and the Bancorp raised an additional $1.0 billion through the issuance of common equity in the public market, further decreasing the Bancorp’s funding needs. As of June 30, 2010, December 31, 2009 and June 30, 2009, total borrowings as a percentage of interest-bearing liabilities were 17%, 16% and 21%, respectively.

Total short-term borrowings were $1.8 billion at June 30, 2010 compared to $1.6 billion at December 31, 2009 and $7.2 billion at June 30, 2009. The decrease in short-term borrowings from June 30, 2009 is due to the repayment of $5.5 billion of Term Auction Facility funds which were held by the Bancorp as of June 30, 2009. The Bancorp’s overall reduced reliance on short-term funding compared to June 30, 2009 can be attributed to declining asset balances and strong deposit growth. Short-term borrowings include securities sold under repurchase agreements which are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold plus accrued interest.

Long-term debt at June 30, 2010 increased five percent compared to December 31, 2009 and nine percent compared June 30, 2009. The increase from both periods was primarily the result of a change in U.S. GAAP that required the Bancorp to consolidate long-term debt on January 1, 2010 that had an outstanding balance of $996 million as of June 30, 2010 partially offset by the maturity of $800 million of long-term debt in the first quarter of 2010. Additionally, FHLB advances increased $499 million compared to June 30, 2009. For further discussion on the change in U.S. GAAP, refer to Notes 3 and 8 of the Notes to Condensed Consolidated Financial Statements.

Information on the average rates paid on borrowings is discussed in the Statements of Income Analysis in Management’s Discussion and Analysis. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

TABLE 17: Borrowings

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Federal funds purchased	$240	$182	$435
Other short-term borrowings	1,556	1,415	6,802
Long-term debt	10,989	10,507	10,102

Total borrowings	$12,785	12,104	$17,339

TABLE 18: Average Borrowings

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Federal funds purchased	$264	$423	$542
Other short-term borrowings	1,478	3,029	8,002
Long-term debt	10,876	10,404	11,130

Total borrowings	$12,618	13,856	$19,674

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

At June 30, 2010, the Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Further detailed financial information on each business segment is included in Note 18 of the Notes to Condensed Consolidated Financial Statements.

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

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and changes in factors in the allowance for loan and lease losses are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations, by accessing the capital markets as a collective unit. Net income by business segment is summarized in the following table.

TABLE 19: Business Segment Results

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009
Commercial Banking	$116	(2)	$167	67
Branch Banking	62	83	107	159
Consumer Lending	(24)	3	(18)	32
Investment Advisors	10	9	23	29
General Corporate and Other	28	789	(97)	645

Net income	192	882	182	932
Dividends on preferred stock	62	26	125	103

Net income available to common shareholders	$130	856	$57	829

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commercial Banking

Commercial Banking offers banking, cash management and financial services to large and middle-market businesses, government and professional customers. In addition to the traditional lending and depository offerings, Commercial Banking products and services include global cash management, foreign exchange and international trade finance, derivatives and capital markets services, asset-based lending, real estate finance, public finance, commercial leasing and syndicated finance. The table below contains selected financial data for the Commercial Banking segment.

TABLE 20: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009

Income Statement Data
Net interest income (FTE) (a)	$390	339	$767	675
Provision for loan and lease losses	188	290	466	508
Noninterest income:
Corporate banking revenue	89	88	165	196
Service charges on deposits	47	49	95	97
Other noninterest income	28	28	66	56
Noninterest expense:
Salaries, incentives and benefits	62	56	127	116
Other noninterest expenses	179	206	352	385

Income before taxes	125	(48)	148	15
Applicable income tax expense (benefit) (a)	9	(46)	(19)	(52)

Net income (loss)	$116	(2)	$167	67

Average Balance Sheet Data
Commercial loans and leases	$38,499	42,004	$38,824	42,602
Demand deposits	10,813	8,229	10,688	7,875
Interest checking	8,659	5,643	9,331	5,471
Savings and money market	2,787	2,349	2,733	2,556
Certificates over $100,000	3,055	4,866	3,114	4,457
Foreign office deposits	2,007	977	1,763	1,132

(a)	Includes fully taxable-equivalent adjustments of $4 and $3 for the three months ended June 30, 2010 and 2009, respectively, and $7 for the six months ended June 30, 2010 and 2009.

Commercial Banking net income increased $118 million in the second quarter of 2010 and increased $100 million in the six months ended June 30, 2010 compared to the same periods in the prior year due to an increase in net interest income and a decrease in the provision for loan and lease losses. The increase in net interest income for both periods was primarily the result of a mix shift from higher cost term deposits to lower cost deposit products throughout 2009 and into the second quarter of 2010. This was partially offset by reduced loan demand and decreases of $9 million and $21 million for the three and six months ended June 30, 2010, respectively, in the accretion of discounts on loans and deposits associated with the acquisition of First Charter in the second quarter of 2008.

Average commercial loans and leases decreased $3.5 billion, or eight percent, compared to the second quarter of 2009, including decreases of $1.6 billion in commercial construction loans and $1.2 billion in commercial and industrial loans. The overall decrease in commercial loans and leases is due to lower customer demand for new originations, lower utilization rates on corporate lines and tighter underwriting standards applied to both new commercial loan originations and renewals. These impacts were partially offset by the consolidation of approximately $724 million of certain commercial and industrial loans on January 1, 2010, which had a remaining balance as of June 30, 2010 of $501 million. For further information on the consolidation of these loans, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Provision for loan and lease losses decreased $102 million, or 35%, compared to the second quarter of 2009 and decreased $42 million, or eight percent compared to the six months ended June 30, 2009 due to a decrease in net charge offs from improved credit trends across all commercial loan types. Net charge offs as a percent of average loans and leases decreased to 196 bp for the second quarter of 2010 from 279 bp for the second quarter of 2009. For the six months ended June 30, 2010, net charge-offs as a percent of average loans and leases remained relatively stable at 243 bp, compared to 242 bp in the same period in 2009.

Average core deposits increased $7.1 billion, or 41%, compared to the second quarter of 2009 as the Commercial Banking segment realized significant growth in both demand deposits and interest checking accounts reflecting excess customer liquidity and the effect of the Bancorp’s continued participation in the Transaction Account Guarantee (TAG) Program while many peer banks opted out in late 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest income remained relatively flat compared to the second quarter of 2009. Corporate banking revenue was unchanged as increases in both institutional sales and syndication fees were offset by similar declines in international income and servicing fees on loans serviced for others. The decrease in the six months ended June 30, 2010 compared to the same period in 2009 was primarily driven by a $15 million decrease in lease remarketing fees and an $11 million decrease in international income. Noninterest expense decreased $21 million, or eight percent, compared to the second quarter of 2009 and decreased $22 million, or four percent compared to the six months ended June 30, 2009. Declines in FDIC insurance premiums and loan and lease expense from collections activities were partially offset by an increase in personnel costs and impairment on low income housing investments.

Branch Banking

Branch Banking provides a full range of deposit and lending products to individuals and small businesses in 12 states in the Midwestern and Southeastern regions of the United States. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobile and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The table below contains selected financial data for the Branch Banking segment.

TABLE 21: Branch Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009
Income Statement Data
Net interest income	$380	395	$763	775
Provision for loan and lease losses	121	149	275	277
Noninterest income:
Service charges on deposits	101	111	193	207
Card and processing revenue	76	67	144	127
Investment advisory income	25	20	51	38
Other noninterest income	25	31	53	59
Noninterest expense:
Salaries, incentives and benefits	141	122	275	247
Net occupancy and equipment expense	43	42	87	84
Other noninterest expense	207	183	402	353

Income before taxes	95	128	165	245
Applicable income tax expense	33	45	58	86

Net income	$62	83	$107	159

Average Balance Sheet Data
Consumer loans	$12,791	13,180	$12,913	13,178
Commercial loans	4,880	5,405	4,944	5,481
Demand deposits	6,875	6,352	6,764	6,250
Interest checking	7,481	7,594	7,403	7,501
Savings and money market	19,788	16,752	19,272	16,493
Other time	11,138	14,282	11,470	14,233

Net income decreased $21 million and $52 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods, as declines in net interest income and service charges on deposits and increased noninterest expense were partially offset by growth in card and processing revenue and lower provisions for loan and lease losses. Net interest income decreased $15 million and $12 million during the three and six months ended June 30, 2010, respectively, compared to the same prior year periods, as the impact of lower average loan balances more than offset a favorable shift in the segment’s deposit mix towards lower cost transaction accounts.

For the three and six months ended June 30, 2010, provision for loan and lease losses decreased $28 million and $2 million, respectively, compared to the same prior year periods, as net charge offs declined primarily due to the benefit of continued efforts to improve the quality of originations and proactively resolve credit issues. Net charge-offs as a percent of average loan and leases decreased to 272 bp for the second quarter of 2010 compared to 323 bp for the second quarter of 2009 and increased to 310 bp in the six months ended June 30, 2010 from 299 bp for the same period in 2009.

Noninterest income decreased $2 million during the three months ended June 30, 2010, compared to the same prior year period, as a decrease in service charges on deposits was partially offset by an increase in card and processing revenue. Service charges on deposits decreased primarily due to a decrease in overdraft occurrences per day, compared to the same prior year period, while card and processing revenue increased due to increased interchange fees from higher transaction volumes. Noninterest income increased $10 million during the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

six months ended June 30, 2010 as increased card and processing revenue was partially offset by a decrease in service charges on deposits due to the factors previously discussed.

Noninterest expense increased $44 million and $80 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods, due to increases in salaries, incentives, and benefits and other noninterest expense. Salaries, incentives, and benefits increased due to additional front line branch personnel and greater incentive accruals attributable to success in opening new deposit and brokerage accounts. The increases in other noninterest expense were primarily driven by increases in card and processing expense, a component of other noninterest expense, as a result of higher transaction volumes.

For the three and six months ended June 30, 2010, average loans and leases decreased $914 million and $802 million, respectively, compared to the same prior year periods, primarily due to decreases in commercial and industrial loans and home equity loans as a result of net charge-offs recorded in the second half of 2009 and previously discussed tightened underwriting standards. The decrease in home equity loans was partially offset by loans consolidated on January 1, 2010 in accordance with a change in U.S. GAAP, which had an average balance of $255 million in the second quarter of 2010. For further discussion of the impact of amended accounting guidance adopted by the Bancorp during 2010, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Average core deposits increased $302 million, or one percent, during the three months ended June 30, 2010, compared to the same prior year period as customer balances in the Bancorp’s relationship savings product continued to increase.

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

TABLE 22: Consumer Lending

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009
Income Statement Data
Net interest income	$96	136	$205	271
Provision for loan and lease losses	117	169	254	304
Noninterest income:
Mortgage banking net revenue	111	140	255	271
Other noninterest income	12	50	23	77
Noninterest expense:
Salaries, incentives and benefits	49	58	87	102
Other noninterest expenses	90	94	169	164

(Loss) income before taxes	(37)	5	(27)	49
Applicable income tax expense	(13)	2	(9)	17

Net (loss) income	($24)	3	($18)	32

Average Balance Sheet Data
Residential mortgage	$9,109	11,397	$9,148	11,082
Home equity	865	1,016	882	1,033
Automobile loans	9,452	7,895	9,457	7,870
Consumer leases	414	666	443	700

Net income decreased $27 million and $50 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods as decreases in net interest income, mortgage banking net revenue and other noninterest income were partially offset by a decrease in the provision for loan and lease losses and payroll related costs. The decrease in net interest income for both periods was primarily the result of decreases of $8 million and $14 million for the three and six months ended June 30, 2010, respectively, in the accretion of discounts on loans associated with the acquisition of First Charter in the second quarter of 2008 as well as a decrease in average interest earning assets.

Provision for loan and lease losses decreased $52 million, or 31%, compared to the second quarter of 2009 and $50 million, or 16%, compared to the six months ended June 30, 2009. The decrease from the prior year periods was due to a decrease in net charge-offs across all loan products as general economic conditions in the Bancorp’s footprint began to show signs of moderation in 2010. This included improvements in net charge off activity in Florida and Michigan in the second quarter of 2010 compared to the second quarter of 2009. The decrease in residential mortgage net charge offs was primarily a result of a decrease in delinquencies and the aforementioned

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

improvements in the Florida and Michigan markets. The decrease in automobile net charge-offs from the three and six months ended June 30, 2009 is primarily due to tighter underwriting standards implemented in 2008, maturation of the automobile portfolio and higher resale values on automobiles sold at auction. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards. As of June 30, 2010, the Bancorp had restructured approximately $1.1 billion of residential mortgage loans that were accruing interest.

Mortgage banking net revenue decreased $29 million, or 21%, from the second quarter of 2009 and $16 million, or six percent, from the six months ended June 30, 2009 primarily as a result of decreases of 44% and 47%, respectively, in revenue associated with residential mortgage origination activity due to a decline in new residential mortgage originations, partially offset by improved results on mortgage servicing net revenue. Mortgage servicing net revenue represented net gains of $25 million and $106 million, respectively, for the three and six months ended June 30, 2010, compared with net losses of $14 million and $10 million for the same periods in the prior year. Consumer Lending had residential mortgage originations of $3.5 billion and $6.5 billion, respectively, during the three and six months ended June 30, 2010, which were decreases of 50% and 45% from the prior year periods. The Bancorp remains committed to being a prime mortgage originator and has benefited from a decrease in interest rates during 2009 that has continued through the first half of 2010. Other noninterest income decreased $38 million and $54 million compared to the three and six months ended June 30, 2009, primarily due to decreases in securities gains related to mortgage servicing rights hedging activities.

The decrease in average residential mortgage loans was a result of the decrease of new originations, as previously mentioned, and runoff in the portfolio as a result of a continued high percentage of new origination volume that was sold in the secondary market. The average investment portfolio decreased from $927 million in the second quarter of 2009 to $452 million in the second quarter of 2010 due to a reduction in the amount of mortgage-backed securities used to hedge the MSR portfolio. Average automobile loans increased from the second quarter in the prior year due to a change in U.S. GAAP that required the Bancorp to consolidate certain automobile loans on January 1, 2010. The average balance on these consolidated automobile loans during the second quarter of 2010 was approximately $987 million.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The segment is made up of four main businesses: Fifth Third Securities, Inc. (FTS), an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Banking; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc. provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Fifth Third Private Banking offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provide advisory services for institutional clients including states and municipalities. The following table contains selected financial data for the Investment Advisors segment.

TABLE 23: Investment Advisors

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2010	2009	2010	2009
Income Statement Data
Net interest income	$36	39	$74	76
Provision for loan and lease losses	8	18	21	27
Noninterest income:
Investment advisory revenue	84	76	171	153
Other noninterest income	3	5	7	12
Noninterest expense:
Salaries, incentives and benefits	39	36	77	69
Other noninterest expense	61	51	120	101

Income before taxes	15	15	34	44
Applicable income tax expense	5	6	11	15

Net income	$10	$9	$23	$29

Average Balance Sheet Data
Loans and leases	$2,596	3,202	$2,663	3,244
Core deposits	5,876	4,853	5,791	4,687

Net income increased $1 million during the three months ended June 30, 2010 and decreased $6 million during the six months ended June 30, 2010, compared to the same prior year periods. For the three month period, an increase in investment advisory revenue and a reduction in the provision for loan and lease losses was offset by increases in noninterest expenses. For the six month period, increases in noninterest expenses more than offset increases in investment advisory revenue and a reduction in the provision for loan and lease losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses decreased $10 million and $6 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods, reflecting tightened underwriting standards across commercial and consumer loan product offerings and moderation of general economic conditions in the Bancorp’s footprint.

Noninterest income increased $6 million and $13 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods. Improved market performance relative to the prior year periods resulted in increased transactions and average assets under care. As of June 30, 2010, the Bancorp had $178 billion in assets under care and $24 billion in managed assets.

Salaries, incentives, and benefits and other noninterest expense increased for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods as greater levels of transactions and average assets under care drove increased incentive compensation, a component of salaries, incentives and benefits, and operating expenses, a component of other noninterest expense.

Average loan balances decreased $606 million and $581 million for the three and six months ended June 30, 2010, respectively, compared to the same prior year periods primarily due to a decrease in commercial and industrial loan balances. Commercial line utilization has remained low due to current economic uncertainty. Average core deposit balances increased $1.0 billion and $1.1 billion, respectively, for the three and six months ended June 30, 2010 compared to the same prior year periods primarily due to increases in interest checking and foreign office deposits. Given current economic uncertainty, customers have opted to maintain excess funds in liquid transaction accounts as rates remain near historical lows.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs or income from the reduction of the allowance for loan and lease losses, the payment of preferred stock dividends, historical financial information for the merchant acquiring and financial institutions processing businesses and certain support activities and other items not attributed to the business segments.

The second quarter of 2010 results were primarily impacted by a $109 million reduction in the allowance for loan and lease losses, compared to $415 million of provision expense in excess of net charge offs in the second quarter of 2009, due to improved credit trends. The results for the three and six months ended 2009 included a $1.8 billion pre-tax gain ($1.1 billion after tax) resulting from the Processing Business Sale on June 30, 2009. In addition, the results for the six months ended June 30, 2010 were primarily impacted by a $101 million reduction in the allowance for loan and lease losses, compared to $698 million of provision expense in excess of net charge offs during the same period in 2009.

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

The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks is managed through the Bancorp’s risk program. ERM includes the following key functions:

•

Enterprise Risk Management Programs is responsible for developing and overseeing the implementation of risk programs and reporting that facilitate a broad integrated view of risk. The department also leads the ongoing development of a strong risk management culture and the framework, policies and committees that support effective risk governance;

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

•

Operational Risk Management works with affiliates and lines of business to maintain processes to monitor and manage all aspects of operational risk including ensuring consistency in application of operational risk programs and Sarbanes-Oxley compliance;

•	Bank Protection oversees and manages fraud prevention and detection and provides investigative and recovery services for the Bancorp;

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the Enterprise Risk Management Committee (ERMC). Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Executive Asset Liability Management Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the loan loss reserve, capital and community reinvestment act/fair lending functions. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, which reports to the Risk and Compliance Committee of the Board of Directors, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Overview

General economic conditions remained weak throughout most of 2009, but showed some signs of moderation during 2010. These conditions negatively impacted the 2009 performance of a majority of the Bancorp’s loan and lease products. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder and developer and the remaining non-owner occupied commercial real estate portfolios remained under stress throughout 2009 and into 2010. Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries and obtain the highest realizable value, the Bancorp has sold or moved (in anticipation of a sale) certain commercial loans to held-for-sale. Throughout 2009 and into the second quarter of 2010, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as expanding commercial and consumer loan workout teams.

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

The following table provides detail on commercial loan and leases by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

TABLE 24: Commercial Loan and Lease Portfolio

	2010			2009
As of June 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$9,328	10,783	676	$10,857	12,694	701
Manufacturing	6,841	13,850	217	7,105	13,660	116
Financial services and insurance	4,104	8,391	92	4,719	9,390	23
Construction	3,270	4,728	484	4,379	6,152	794
Healthcare	3,063	4,931	39	3,340	5,163	89
Business services	2,691	4,755	74	2,788	4,979	34
Retail trade	2,550	5,496	75	2,976	5,897	128
Wholesale trade	2,547	5,150	49	2,403	4,572	41
Transportation and warehousing	2,338	2,842	50	2,599	3,066	32
Other services	1,047	1,471	34	1,170	1,628	24
Accommodation and food	929	1,443	56	1,057	1,516	29
Mining	741	1,237	18	813	1,237	25
Entertainment and recreation	734	899	9	731	968	14
Individuals	726	920	16	965	1,194	32
Communication and information	720	1,483	7	887	1,475	13
Public administration	580	837	9	747	947	—
Agribusiness	529	676	69	602	749	13
Utilities	524	1,531	—	480	1,240	—
Other	463	1,079	6	221	486	2

Total	$43,725	72,502	1,980	$48,839	77,013	2,110

By loan size:
Less than $200,000	3%	2	5	3%	2	4
$200,000 to $1 million	11	8	20	11	9	19
$1 million to $5 million	24	19	36	24	20	39
$5 million to $10 million	13	11	19	23	21	18
$10 million to $25 million	24	25	16	15	16	14
Greater than $25 million	25	35	4	24	32	6

Total	100%	100	100	100	100	100

By state:
Ohio	27%	30	16	28%	31	14
Michigan	16	14	19	16	15	18
Illinois	8	9	9	8	9	9
Florida	8	7	23	8	7	22
Indiana	6	6	4	7	7	7
Kentucky	5	4	5	5	5	5
North Carolina	3	3	6	3	3	6
Tennessee	3	3	2	2	2	4
Pennsylvania	2	2	—	2	2	—
All other states	22	22	16	21	19	15

Total	100%	100	100	100%	100	100

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk, as compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions in the Bancorp’s key lending areas. Tables 25 – 28 provide analysis of each of the categories of loans by state as of and for the three and six months ended June 30, 2010 and 2009.

TABLE 25: Non-Owner Occupied Commercial Real Estate

As of June 30, 2010 ($ in millions)					Net Charge-offs for June, 30 2010
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$2,798	3,020	15	157	15	36
Michigan	1,935	1,999	4	143	31	72
Florida	1,363	1,425	10	295	24	57
Illinois	765	871	3	77	6	20
North Carolina	579	599	4	104	11	24
Indiana	479	502	—	34	2	12
All other states	932	1,024	4	120	13	25

Total	$8,851	9,440	40	930	102	246

TABLE 26: Non-Owner Occupied Commercial Real Estate

As of June 30, 2009 ($ in millions)					Net Charge-offs for June 30, 2009
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$3,065	3,426	39	202	18	36
Michigan	2,195	2,432	39	168	27	52
Florida	1,766	1,902	26	325	39	88
Illinois	882	1,033	7	96	9	18
North Carolina	859	938	7	108	6	12
Indiana	600	684	1	78	1	2
All other states	1,164	1,505	21	167	30	61

Total	$10,531	11,920	140	1,144	130	269

TABLE 27: Home Builder and Developer (a)

As of June 30, 2010 ($ in millions)					Net Charge-offs for June 30, 2010
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$352	522	2	50	4	10
Florida	253	280	8	110	13	27
Michigan	191	252	1	48	18	46
North Carolina	140	155	—	50	10	17
Indiana	79	111	—	6	—	7
All other states	192	254	1	61	3	22

Total	$1,207	1,574	12	325	48	129

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $223 and a total exposure of $447 are also included in Table 25: Non-Owner Occupied Commercial Real Estate

TABLE 28: Home Builder and Developer (a)

As of June 30, 2009 ($ in millions)					Net Charge-offs for June 30, 2009
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$457	682	5	76	6	10
Florida	394	447	4	139	21	32
Michigan	388	504	22	86	15	30
North Carolina	346	383	6	98	10	15
Indiana	117	158	—	22	1	2
All other states	400	517	16	141	23	51

Total	$2,102	2,691	53	562	76	140

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $288 and a total exposure of $621 are also included in Table 26: Non-Owner Occupied Commercial Real Estate.

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $623 million of adjustable rate residential mortgage loans will have rate resets in 2010 with approximately 4% of those resets experiencing increases in monthly payments. Of those loans with projected increases in 2010, 99% will see resets at less than 1/2%.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high loan-to-value (LTV) ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. The Bancorp monitors residential mortgages loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. The following tables provide analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance as of and for the three and six months ended June 30, 2010 and 2009, respectively.

TABLE 29: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of June 30, 2010 ($ in millions)				Net Charge-offs for June 30, 2010
State	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$641	4	23	4	8
Florida	347	6	46	14	26
Michigan	330	1	9	5	11
North Carolina	147	1	5	3	10
Indiana	135	1	6	1	2
Kentucky	87	—	3	—	1
Illinois	58	—	3	—	2
All other states	133	2	7	2	3

Total	$1,878	15	102	29	63

TABLE 30: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of June 30, 2009 ($ in millions)				Net Charge-offs for June 30, 2009
State	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$714	9	24	5	9
Florida	433	16	56	26	38
Michigan	374	4	9	5	10
North Carolina	185	5	4	2	2
Indiana	151	4	6	1	3
Kentucky	100	1	2	—	1
Illinois	64	1	4	—	2
All other states	156	2	6	—	2

Total	$2,177	42	111	39	67

Home Equity Portfolio

The home equity portfolio is managed in two categories, loans outstanding with a LTV greater than 80% and those loans with a LTV of less than 80%. The carrying value of the greater than 80% LTV home equity loans and less than 80% LTV home equity loans were $4.8 billion and $7.2 billion, respectively, as of June 30, 2010. Of the total $12.0 billion of outstanding home equity loans, 82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio had an average FICO score of 738 as of June 30, 2010 and 736 as of June 30, 2009.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp has not originated brokered home equity loans since 2007. The Bancorp believes that home equity loans with a greater than 80% LTV ratio present a higher level of risk. The following tables provide analysis of these loans as of and for the three and six months ended June 30, 2010 and 2009.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 31: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2010 ($ in millions)					Net Charge-offs for June 30, 2010
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,654	2,373	11	6	8	19
Michigan	1,048	1,372	13	5	13	26
Illinois	499	680	7	3	5	9
Indiana	480	669	3	2	2	6
Kentucky	448	648	3	2	3	5
Florida	184	230	9	3	3	9
All other states	497	598	7	4	6	15

Total	$4,810	6,570	53	25	40	89

TABLE 32: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2009 ($ in millions)					Net Charge-offs for June 30, 2009
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,782	2,505	10	7	11	21
Michigan	1,135	1,458	14	5	16	30
Illinois	535	728	8	5	10	16
Indiana	522	711	5	2	3	6
Kentucky	492	699	4	1	3	5
Florida	213	266	9	3	9	16
All other states	555	654	9	4	10	19

Total	$5,234	7,021	59	27	62	113

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2010, the automobile loan portfolio was comprised of approximately 47% in new automobile loans. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of June 30, 2010 and 2009, respectively.

TABLE 33: Automobile Loans Outstanding with LTV Greater than 100% at Origination

As of June 30, 2010 ($ in millions)				Net Charge-offs for June 30, 2010
State	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$460	1	—	2	3
Illinois	403	1	—	1	3
Michigan	275	—	—	1	2
Indiana	228	—	—	1	2
Florida	198	—	—	1	4
Kentucky	194	1	—	1	2
All other states	2,356	3	1	6	18

Total	$4,114	6	1	13	34

TABLE 34: Automobile Loans Outstanding with LTV Greater than 100% at Origination

As of June 30, 2009 ($ in millions)				Net Charge-offs for June 30, 2009
State	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$533	1	—	3	6
Illinois	475	1	—	4	7
Michigan	343	1	—	2	5
Indiana	285	1	—	2	3
Florida	252	1	—	4	7
Kentucky	243	—	—	2	3
All other states	2,291	5	1	16	30

Total	$4,422	10	1	33	61

Quantitative and Qualitative Disclosures About Market Risk (continued)

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms and credit card loans that have not yet met the requirements to be considered a performing asset; and certain other assets, including other real estate owned and repossessed equipment. A summary of nonperforming assets is included in Table 35. Typically, loans are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the allowance for loan and lease losses.

Total nonperforming assets, including loans held for sale, were $3.1 billion at June 30, 2010, compared to $3.5 billion at December 31, 2009 and $3.2 billion at June 30, 2009. At June 30, 2010, $167 million of nonaccrual loans were held-for-sale compared to $224 million and $352 million as of December 31, 2009 and June 30, 2009, respectively. The nonaccrual loans held for sale consisted primarily of real estate secured loans in Michigan and Florida, and were carried at the lower of cost or fair value.

Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned and nonperforming loans held for sale as of June 30, 2010 was 3.98% compared to 4.38% as of December 31, 2009 and 3.75% as of June 30, 2009. Excluding the held-for-sale nonaccrual loans, nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned as of June 30, 2010 was 3.87% compared to 4.22% as of December 31, 2009 and 3.48% as of June 30, 2009. The composition of nonaccrual credits continues to be concentrated in real estate as 58% of nonaccrual credits were secured by real estate as of June 30, 2010 compared to 77% as of December 31, 2009 and 71% as of June 30, 2009.

Commercial nonperforming loans and leases, excluding nonperforming loans held-for-sale, were $2.0 billion, $2.4 billion and $2.1 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The decrease compared to December 31, 2009 was primarily due to decreases in nonperforming commercial construction and commercial mortgage loans of $261 million and $112 million, respectively. The Bancorp’s Florida and Michigan markets represented 46% of the decline in nonperforming commercial construction loans and 32% of the decline in nonperforming commercial mortgage loans compared to December 31, 2009. The decrease compared to June 30, 2009 is primarily due to a $291 million decrease in nonperforming commercial construction loans partially offset by a $141 increase in nonperforming commercial and industrial loans. The Bancorp’s Florida and Michigan markets represented 44% of the decrease in nonperforming commercial construction loans and 75% of the increase in nonperforming commercial industrial loans compared to June 30, 2009.

Consumer nonperforming loans and leases were $550 million at June 30, 2010 compared to $555 million at December 31, 2009 and $477 million at June 30, 2009. The decrease compared to December 31, 2009 was due to a $23 million decline in restructured credit card loans primarily as a result of loans returning to accrual status partially offset by a $16 million increase in restructured residential mortgage loans. The Bancorp has devoted significant attention to loss mitigation activities and has proactively restructured certain loans. Consumer restructured loans are reviewed at modification and, if repayment is likely, are recorded as performing loans. The increase compared to June 30, 2009 was primarily due to a $55 million increase in restructured residential mortgage loans due to previously discussed loss mitigation activities. Consumer restructured loans contributed $246 million to nonperforming loans as of June 30, 2010 compared to $258 and $188 million as of December 31, 2009 and June 30, 2009, respectively. As of June 30, 2010, redefault rates were 30% for restructured residential mortgages loans and 16% for both home equity loans and credit cards.

Repossessed personal property and other real estate owned (OREO) increased to $439 million at June 30, 2010 compared to $297 million at December 31, 2009 and $253 million at June 30, 2009 due to increases in OREO driven by higher levels of foreclosures securing commercial mortgage and commercial construction loans, primarily in Michigan and Florida, compared to both December 31, 2009 and June 30, 2009. Properties in Michigan and Florida accounted for 45% of foreclosed real estate at June 30, 2010.

For the three and six months ended June 30, 2010, interest income of $59 million and $108 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 35: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans and leases:
Commercial and industrial loans	$731	734	$603
Commercial mortgage loans	773	898	760
Commercial construction loans	383	646	684
Commercial leases	45	67	51
Residential mortgage loans	282	275	262
Home equity	21	21	26
Automobile loans	1	1	1
Restructured loans and leases:
Commercial loans	48	47	12
Residential mortgage loans	153	137	98
Home equity	28	33	31
Automobile loans	1	1	—
Credit card	64	87	59

Total nonperforming loans and leases	2,530	2,947	2,587
Repossessed personal property and other real estate owned	439	297	253

Total nonperforming assets (a)	2,969	3,244	2,840
Nonaccrual loans held for sale	167	224	352

Total nonperforming assets including loans held for sale	$3,136	3,468	3,192

90 days past due loans and leases:
Commercial and industrial loans	$48	118	142
Commercial mortgage loans	53	59	131
Commercial construction loans	37	17	60
Commercial leases	4	4	5
Residential mortgage loans (b)	107	189	242
Home equity	90	99	99
Automobile loans	12	17	18
Credit card	46	64	65

Total 90 days past due loans and leases	$397	567	$762

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (a)	3.87%	4.22	3.48
Allowance for loan and lease losses as a percent of nonperforming assets (a)	124	116	123

(a)	Does not include loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2010, December 31, 2009 and June 30, 2009, these advances were $39, $130 and $64, respectively.

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 2.26% and 2.64% for the three and six months ended June 30, 2010, respectively, compared to 3.08% and 2.73% for the same prior year periods. Table 36 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

Commercial loan net charge offs decreased $117 million and $31 million compared to the three and six months ended June 30, 2009, respectively, due to actions taken by the Bancorp to address problems loans, reflected by significant net charge-offs recorded in 2008 and 2009, and previous loss mitigation actions such as suspending homebuilder and developer lending and non-owner occupied commercial real estate lending in 2007 and 2008, respectively, and tightened underwriting standards across commercial loan product offerings.

Consumer loan net charge-offs decreased $75 million and $69 million compared to the three and six months ended June 30, 2009, respectively. Residential mortgage net charge-offs decreased $27 million and $14 million compared to the three and six months ended June 30, 2009, respectively, primarily due to decreased residential mortgage loan net charge offs in the Bancorp’s Florida and Michigan markets. These markets accounted for 72% of the residential mortgage net charge-offs during the second quarter of 2010.

Home equity net charge-offs decreased $27 million and $26 million, respectively, compared to the three and six months ended June 30, 2009, primarily due to decreases in net charge-offs in the Florida and Michigan markets and reduced net charge-offs of brokered home equity products. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $16 million and $31 million, respectively, compared to the three and six months ended June 30, 2009 due to tighter underwriting standards implemented in 2008, maturation of the automobile loan portfolio and higher resale values on automobiles sold at auction.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Credit card net charge offs decreased $3 million compared to the three months ended June 30, 2009 and increased $5 million compared to the six months ended June 30, 2009, as net charge-offs have declined slightly since peaking in the second quarter of 2009, consistent with stabilization in unemployment levels. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

TABLE 36: Summary of Credit Loss Experience

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Losses charged off:
Commercial and industrial loans	($111)	(185)	(286)	($301)
Commercial mortgage loans	(85)	(89)	(187)	(168)
Commercial construction loans	(45)	(79)	(125)	(157)
Commercial leases	(1)	(1)	(5)	(1)
Residential mortgage loans	(85)	(113)	(173)	(188)
Home equity	(64)	(90)	(139)	(163)
Automobile loans	(32)	(48)	(76)	(104)
Credit card	(44)	(47)	(90)	(85)
Other consumer loans and leases	(5)	(6)	(13)	(13)

Total losses	(472)	(658)	(1,094)	(1,180)
Recoveries of losses previously charged off:
Commercial and industrial loans	7	8	21	21
Commercial mortgage loans	7	4	10	6
Commercial construction loans	2	—	4	2
Commercial leases	1	—	1	—
Residential mortgage loans	—	1	—	1
Home equity	3	2	5	3
Automobile loans	12	12	25	22
Credit card	2	2	4	4
Other consumer loans and leases	4	3	8	5

Total recoveries	38	32	78	64
Net losses charged off:
Commercial and industrial loans	(104)	(177)	(265)	(280)
Commercial mortgage loans	(78)	(85)	(177)	(162)
Commercial construction loans	(43)	(79)	(121)	(155)
Commercial leases	—	(1)	(4)	(1)
Residential mortgage loans	(85)	(112)	(173)	(187)
Home equity	(61)	(88)	(134)	(160)
Automobile loans	(20)	(36)	(51)	(82)
Credit card	(42)	(45)	(86)	(81)
Other consumer loans and leases	(1)	(3)	(5)	(8)

Total net losses charged off	($434)	(626)	(1,016)	(1,116)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	1.58%	2.53%	2.04%	1.98%
Commercial mortgage loans	2.68	2.73	3.05	2.62
Commercial construction loans	5.46	6.76	7.13	6.48
Commercial leases	—	0.02	0.22	0.01

Total commercial loans	2.03	2.81	2.55	2.44

Residential mortgage loans	4.35	5.17	4.41	4.21
Home equity	2.03	2.81	2.21	2.55
Automobile loans	0.80	1.65	1.04	1.91
Credit card	9.05	9.64	9.14	8.79
Other consumer loans and leases	0.31	1.95	1.22	1.79

Total consumer loans	2.57	3.48	2.75	3.15

Total net losses charged-off	2.26%	3.08%	2.64%	2.73%

Allowance for Credit Losses

The allowance for credit losses is comprised of the allowance for loan and lease losses and the reserve for unfunded commitments. The allowance for loan and lease losses provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the allowance each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall allowance for loan and lease losses, including an unallocated component. These factors include, but are not

Quantitative and Qualitative Disclosures About Market Risk (continued)

limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the allowance for loan and lease losses. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the allowance for loan and lease losses can be found in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

TABLE 37: Changes in Allowance For Credit Losses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
For the six months ended June 30 ($ in millions)	2010	2009	2010	2009
Allowance for loan and lease losses:
Balance, beginning of period	$3,802	3,070	$3,749	2,787
Impact of change in accounting principle	—	—	45	—
Net losses charged off	(434)	(626)	(1,016)	(1,116)
Provision for loan and lease losses	325	1,041	915	1,814

Balance, end of period	$3,693	3,485	$3,693	3,485

Reserve for unfunded commitments:
Balance, beginning of period	$260	231	$294	195
Impact of change in accounting principle	—	—	(43)	—
Provision for unfunded commitments	(6)	8	3	44

Balance, end of period	$254	239	$254	239

The reserve for unfunded commitments was $254 million at June 30, 2010 compared to $294 million and $239 million at December 31, 2009 and June 30, 2009, respectively. The decrease compared to December 31, 2009 is primarily due to a $43 million decrease to release reserves associated with loans that were previously off balance sheet but were consolidated on January 1, 2010 due to a change in U.S. GAAP. The reserve for these loans is included in the Condensed Consolidated Balance Sheet as a component of the allowance for loan and lease losses at June 30, 2010.

In the first half of 2010, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

An unallocated component to the allowance for loan and lease losses is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at June 30, 2010 and December 31, 2009 was .25%, or five percent of the total allowance compared to .32% or 7% of the total allowance, as of June 30, 2009. The decrease in the unallocated allowance compared to the prior year was a result of many of the impacts of recent economic events being more fully incorporated into the historical loss rates within the portfolio specific models as well as early signs of stabilization in real estate values in certain of the Bancorp’s lending markets. These recent economic events include, but are not limited to, falling home prices, rising unemployment, bankruptcy filings and fluctuating commodity prices.

As shown in Table 38, the allowance for loan and lease losses as a percent of the total loan and lease portfolio was 4.85% at June 30, 2010, compared to 4.88% at December 31, 2009 and 4.28% at June 30, 2009. The allowance for loan and lease losses was $3.7 billion as of June 30, 2010 and December 31, 2009 and $3.5 billion as of June 30, 2009. The allowance for loan and lease losses compared to December 31, 2009 was primarily impacted by a number of favorable credit trends which reduced the allowance, partially offset by a $45 million increase to recognize reserves associated with loans consolidated on January 1, 2010 due to a change in U.S. GAAP. For further discussion on the impact of new accounting guidance adopted during 2010, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

The increase in the allowance for loan and lease losses compared to June 30, 2009 is reflective of a number of factors including the aforementioned increase to recognize reserves associated with loans consolidated on January 1, 2010 due to a change in U.S. GAAP,

Quantitative and Qualitative Disclosures About Market Risk (continued)

increased loss estimates due to real estate price deterioration in certain of the Bancorp’s key lending markets and increased stress to the commercial loan and lease portfolio.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $244 million at June 30, 2010. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $96 million at June 30, 2010. As several qualitative and quantitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

Impaired commercial loans subject to specific evaluation were $1.5 billion as of June 30, 2010, compared to $1.7 billion as of December 31, 2009 and $1.4 billion, as of June 30, 2009. Impaired commercial loans above specified thresholds require individual review to determine loan and lease reserves.

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

The Bancorp continually reviews its credit administration and loan and lease portfolio and makes changes based on the performance of its products. As previously discussed, management discontinued the origination of brokered home equity products at the end of 2007, suspended homebuilder lending in 2007 and new commercial non-owner occupied real estate lending in 2008, and tightened underwriting standards across both the commercial and consumer loan product offerings.

TABLE 38: Attribution of Allowance for Loans and Lease Losses to Portfolio Loans and Leases

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Allowance attributed to:
Commercial and industrial loans	$1,320	1,282	1,115
Commercial mortgage loans	800	734	594
Commercial construction loans	308	380	381
Commercial leases	105	121	104
Residential mortgage loans	362	375	357
Consumer loans	608	660	664
Consumer leases	3	4	9
Unallocated	187	193	261

Total allowance for loan and lease losses	$3,693	3,749	3,485

Portfolio loans and leases:
Commercial and industrial loans	$26,008	25,683	28,409
Commercial mortgage loans	11,481	11,803	12,407
Commercial construction loans	2,965	3,784	4,491
Commercial leases	3,271	3,535	3,532
Residential mortgage loans	7,707	8,035	8,489
Consumer loans	24,415	23,439	23,472
Consumer leases	385	500	629

Total portfolio loans and leases	$76,232	76,779	81,429

Attributed allowance as a percent of respective portfolio loans:
Commercial and industrial loans	5.08%	4.99	3.92
Commercial mortgage loans	6.84	6.22	4.79
Commercial construction loans	10.64	10.04	8.48
Commercial leases	3.27	3.42	2.94
Residential mortgage loans	4.75	4.67	4.21
Consumer loans	2.60	2.81	2.83
Consumer leases	.78	.80	1.43
Unallocated (as a percent of total portfolio loans and leases)	.25	.25	.32

Total portfolio loans and leases	4.85%	4.88	4.28

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

The Bancorp’s Asset Liability Management Committee (ALCO), which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for June 30, 2010. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At June 30, 2010, the Bancorp’s simulated exposure to a change in interest rates as described above was asset sensitive during both years of the simulation horizon. The asset sensitivity of the Bancorp increased as of June 30, 2010 compared to December 31, 2009 and June 30, 2009 due to a forecast reduction in the size of the securities portfolio, a change in the convexity profile of the securities portfolio due to the significant change in the level of market rates and anticipated paydowns of fixed rate loans. Table 39 shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of June 30, 2010:

TABLE 39: Estimated NII Sensitivity Profile

	Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	2.09%	6.48	(5.00)	(7.00)
+100	1.14	3.52	—	—

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

The following table shows the Bancorp’s MVE sensitivity profile as of June 30, 2010:

TABLE 40: Estimated MVE Sensitivity Profile

Change in Interest Rates (bp)	Change in MVE	ALCO Policy Limits
+200	0.33%	(15.0)
+100	0.53
+25	0.14
-25	(0.17)

This MVE profile suggests that the Bancorp is effectively neutral to an increase in rates. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and MVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 41 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of June 30, 2010. Additionally, Table 42 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans, as of June 30, 2010.

TABLE 41: Portfolio Loan and Lease Contractual Maturities

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial and industrial loans	$10,391	12,636	2,981	26,008
Commercial mortgage loans	5,546	4,585	1,350	11,481
Commercial construction loans	1,665	832	468	2,965
Commercial leases	518	1,304	1,449	3,271

Subtotal - commercial loans and leases	18,120	19,357	6,248	43,725

Residential mortgage loans	1,699	2,890	3,118	7,707
Home equity	2,010	4,783	5,194	11,987
Automobile loans	3,862	5,982	441	10,285
Credit card	196	1,645	—	1,841
Other consumer loans and leases	444	239	4	687

Subtotal - consumer loans and leases	8,211	15,539	8,757	32,507

Total	$26,331	34,896	15,005	76,232

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 42: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,973	11,644
Commercial mortgage loans	2,340	3,595
Commercial construction loans	493	807
Commercial leases	2,753	—

Subtotal - commercial loans and leases	9,559	16,046

Residential mortgage loans	3,637	2,371
Home equity	1,637	8,340
Automobile loans	6,373	50
Credit card	688	957
Other consumer loans and leases	214	29

Subtotal - consumer loans and leases	12,549	11,747

Total	$22,108	27,793

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $646 million, $699 million and $594 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates were lower during the second quarter of 2010 compared to the second quarter of 2009. This decrease caused modeled prepayment to increase and led to $100 million in temporary impairment of servicing rights during the three months ended June 30, 2010, compared to a recovery of $50 million in temporary impairment during the three months ended June 30, 2009. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $96 million and net losses of $25 million on its non-qualifying hedging strategy for the three months ended June 30, 2010 and 2009, respectively. Net gains on the sale of securities related to the Bancorp’s non-qualifying hedging strategy were not material during the second quarter of 2010. The net losses on the non-qualifying hedging strategy for the three months ended June 30, 2009 included $41 million of net gains on the sale of securities. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2010, December 31, 2009 and June 30, 2009 was approximately $217 million, $272 million and $300 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Sources of Funds

The Bancorp’s primary sources of funds relate to cash flows from loan and lease repayments, payments from securities related to sales and maturities, the sale or securitization of loans and leases, funds generated by core deposits, in addition to the use of public and private debt offerings.

Projected contractual maturities from loan and lease repayments are included in Table 41. Of the $16.0 billion of securities in the Bancorp’s portfolio at June 30, 2010, $5.5 billion in principal and interest is expected to be received in the next 12 months and an additional $2.3 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities section of MD&A.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans totaling $3.3 billion and $7.4 billion, respectively, for the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, the Bancorp sold, securitized or transferred off-balance sheet loans totaling $6.4 billion and $11.0 billion, respectively. For further information on the transfer of financial assets, see Note 3 of the Notes to Condensed Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 80% of its average total assets for the second quarter of 2010 compared to 78% for the fourth quarter of 2009 and 72% for the second quarter of 2009. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the Federal Home Loan Bank system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp participates in the FDIC’s Transaction Account Guarantee (TAG) program that was adopted on November 21, 2008 under the Emergency Economic Stabilization Act (EESA) of 2008. The TAG program provides insurance to any funds held in qualifying noninterest-bearing transaction accounts without limit. On April 13, 2010, the FDIC adopted an interim final rule extending the TAG for six months, through December 31, 2010, with the possibility of extending the program an additional twelve months without further rulemaking. As a participant in the TAG program, the Bancorp was required to decide whether to opt out of the program on or before April 30, 2010. As such, the Bancorp opted out of the TAG program effective July 1, 2010. After this date, customer accounts that qualified under the TAG program are no longer guaranteed in full, but are insured up to $250,000 under the FDIC’s general deposit insurance rules.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of June 30, 2010, $8.8 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $21.6 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks.

Credit Ratings

The cost and availability of financing to the Bancorp are impacted by its credit ratings. A downgrade to the Bancorp’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios, and diverse funding sources, in addition to disciplined liquidity monitoring procedures.

As of August 9, 2010, the Bancorp had senior debt credit ratings of “Baa1” with Moody’s, “BBB” with Standard & Poor’s, “A-” with Fitch Ratings and “A (low)” with DBRS, Ltd. The senior debt credit rating from DBRS, Ltd was downgraded from “A” during the first quarter of 2010. These ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

CAPITAL MANAGEMENT

2009 Capital Actions

Management, including the Bancorp’s Board of Directors, regularly reviews the Bancorp’s capital position to help ensure it is appropriately positioned under various operating environments. During the second quarter of 2009, the Bancorp announced its SCAP results which indicated that the Bancorp’s Tier I and Total risk-based capital ratios were expected to continue to exceed the levels required to maintain a “well-capitalized” status under the more adverse scenario as defined by the assessment. The SCAP results did indicate that the Bancorp’s Tier I common equity would be required to be augmented to maintain a capital buffer above the newly required 4% threshold of the Tier I common equity ratio under the more adverse scenario of the assessment. The total amount required, prior to considering activities by the Bancorp since the end of the fourth quarter of 2008, was $2.6 billion.

After considering such activities, primarily the Processing Business Sale, the indicated additional net Tier I common equity required was $1.1 billion. During the second quarter of 2009, in order to raise additional capital to augment its Tier I common equity, the Bancorp completed a $1 billion common stock offering of approximately 158 million shares at an average price of $6.33. Additionally, the Bancorp completed an exchange of a portion of its Series G preferred shares which included an offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. As a result of this offer to exchange, approximately 60 million shares of common stock and $230 million in cash were exchanged for 7 million depositary shares, representing 27,849 shares of Series G Preferred shares. These actions increased the Bancorp’s common equity by approximately $1 billion and $441 million, respectively. As a result of the Processing Business Sale, the common stock offering, and the exchange of the preferred stock, the Bancorp exceeded its Tier I common equity requirement under the SCAP assessment by approximately $650 million. Additionally, during the third quarter of 2009, the Bancorp sold Visa, Inc. Class B common shares resulting in an additional $187 million benefit to the Bancorp’s common equity.

Additionally, although the assessed companies under SCAP were only required to demonstrate that they met the 4% Tier I common equity ratio requirement for the period evaluated in the SCAP, it is reasonable to assume the supervisory agencies expect the 19 large bank holding companies assessed under the SCAP stress tests to maintain their Tier I common equity ratio above 4%, although no formal requirement exists.

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

The Bancorp manages the adequacy of its capital, including Tier I common equity, by conducting ongoing internal stress tests and ensuring the results are properly considered in capital planning. It is the intent of the Bancorp’s capital planning process to ensure that the Bancorp’s capital positions remain in excess of well-capitalized minimums as defined by the Board of Governors of the Federal Reserve System in the “Capital Adequacy Guidelines for Bank Holding Companies,” and any other regulatory requirements. The Bancorp’s Tier I common equity ratio was 7.17% as of June 30, 2010.

TABLE 43: Capital Ratios

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Average equity as a percent of average assets	12.04	%11.39	10.78
Tangible equity as a percent of tangible assets (a)	9.89	9.71	9.72
Tangible common equity as a percent of tangible assets (a)	6.55	6.45	6.55

Tier I capital	$13,462	13,428	13,742
Total risk-based capital	17,741	17,635	18,072
Risk-weighted assets (b)	98,557	100,862	106,538

Regulatory capital ratios:
Tier I capital	13.66	%13.31	12.90
Total risk-based capital	18.00	17.48	16.96
Tier I leverage	12.24	12.43	12.17
Tier I common equity (a)	7.17	7.00	6.94

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. In each of the second quarters of 2010 and 2009 and the fourth quarter of 2009, the Bancorp paid dividends per common share of $0.01.

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

TABLE 44: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	—	$—	—	19,201,518
May 1, 2010 – May 31, 2010	—	—	—	19,201,518
June 1, 2010 – June 30, 2010	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 234,792 shares during the second quarter of 2010 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. A discussion in further detail of these transactions is as follows:

Residential Mortgage Loan Sales

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At June 30, 2010, December 31, 2009 and June 30, 2009, the outstanding balances on these loans sold with credit recourse were $1.0 billion, $1.1 billion and $1.2 billion, respectively. At June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $20 million, $21 million and $20 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $65 million, $37 million and $19 million, respectively. For further information on residential mortgage loans sold with recourse, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

Private Mortgage Insurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $176 million at June 30, 2010, and $182 million at December 31, 2009 and June 30, 2009. The Bancorp maintained a reserve related to exposures within the reinsurance portfolio of $58 million as of June 30, 2010, $44 million as of December 31, 2009 and $30 million as of June 30, 2009. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Liquidity Support and Credit Enhancement Agreement

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to a VIE, which prior to January 1, 2010, was an unconsolidated special purpose entity wholly-owned by an independent third party. The VIE issued asset-backed commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. Generally, the loans transferred to the VIE provided a lower yield due to their investment grade nature and, therefore, transferring these loans allowed the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 and June 30, 2009 was $771 million and $1.2 billion, respectively. At December 31, 2009 and June 30, 2009, the Bancorp’s loss reserve related to the credit enhancement provided to the VIE was $45 million and $44 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that was consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

In the event the VIE was unable to issue commercial paper, the Bancorp agreed to provide liquidity support in the form of a line of credit and the repurchase of assets from the VIE. As of December 31, 2009 and June 30, 2009, the liquidity asset purchase agreement was $1.4 billion and $2.4 billion, respectively. In addition, due to dislocation in the short-term funding market which caused the VIE difficulty in obtaining sufficient funding through the issuance of commercial paper, the Bancorp purchased commercial paper from the VIE throughout 2008 and 2009. As of December 31, 2009 and June 30, 2009, the Bancorp held approximately $805 million and $1.2 billion, respectively, of commercial paper issued by the VIE, representing 87% and 83%, respectively, of the VIE’s total commercial paper then outstanding. Effective January 1, 2010 with the adoption of new accounting guidance regarding the consolidation of VIEs, the Bancorp was required to consolidate the assets and liabilities of this VIE. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on the new accounting guidance.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
($ in millions, except share data)	June 30, 2010	December 31, 2009	June 30, 2009
	(unaudited)		(unaudited)
Assets
Cash and due from banks (a)	$2,216	2,318	2,899
Available-for-sale and other securities (b)	16,021	18,213	16,061
Held-to-maturity securities (c)	354	355	357
Trading securities	270	355	1,354
Other short-term investments (a)	4,322	3,369	513
Loans held for sale (d)	2,150	2,067	3,341
Portfolio loans and leases:
Commercial and industrial loans	26,008	25,683	28,409
Commercial mortgage loans	11,481	11,803	12,407
Commercial construction loans	2,965	3,784	4,491
Commercial leases	3,271	3,535	3,532
Residential mortgage loans (e)	7,707	8,035	8,489
Home equity (a)	11,987	12,174	12,511
Automobile loans (a)	10,285	8,995	8,741
Credit card	1,841	1,990	1,914
Other consumer loans and leases	687	780	935

Portfolio loans and leases	76,232	76,779	81,429
Allowance for loan and lease losses (a)	(3,693)	(3,749)	(3,485)

Portfolio loans and leases, net	72,539	73,030	77,944
Bank premises and equipment	2,374	2,400	2,440
Operating lease equipment	489	499	474
Goodwill	2,417	2,417	2,417
Intangible assets	83	106	133
Servicing rights	646	700	595
Other assets (a)	8,144	7,551	7,456

Total Assets	$112,025	113,380	115,984

Liabilities
Deposits:
Demand	$19,256	19,411	17,202
Interest checking	17,759	19,935	14,630
Savings	19,646	17,898	16,819
Money market	4,666	4,431	4,193
Other time	10,966	12,466	14,540
Certificates - $100,000 and over	6,389	7,700	10,688
Foreign office and other	3,433	2,464	2,748

Total deposits	82,115	84,305	80,820
Federal funds purchased	240	182	435
Other short-term borrowings	1,556	1,415	6,802
Accrued taxes, interest and expenses	721	773	959
Other liabilities (a)	2,703	2,701	3,166
Long-term debt (a)	10,989	10,507	10,102

Total Liabilities	98,324	99,883	102,284

Shareholders’ Equity
Common stock (f)	1,779	1,779	1,779
Preferred stock (g)	3,631	3,609	3,588
Capital surplus (h)	1,696	1,743	1,722
Retained earnings	6,289	6,326	6,663
Accumulated other comprehensive income	440	241	152
Treasury stock	(134)	(201)	(204)

Total Shareholders’ Equity	13,701	13,497	13,700

Total Liabilities and Shareholders’ Equity	$112,025	113,380	115,984

(a)	At June 30, 2010, $74 of cash, $7 of other short-term investments, $252 of home equity loans, $911 of automobile loans, ($16) of allowance for loan and lease losses, $7 of other assets, $19 of other liabilities and $996 of long-term debt from consolidated variable interest entities are included in their respective Balance Sheet captions above. See Note 8.
(b)	Amortized cost of $15,356, $17,879 and $15,820 at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.
(c)	Fair value of $354, $355 and $357 at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.
(d)	Includes $1,747, $1,470 and $2,638 of residential mortgage loans held for sale measured at fair value at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.
(e)	Includes $41, $26 and $14 of residential mortgage loans measured at fair value at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2010 – 796,319,712 (excludes 5,184,475 treasury shares), December 31, 2009 – 795,068,164 (excludes 6,436,024 treasury shares) and June 30, 2009 – 795,313,448 shares (excludes 6,190,740 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at June 30, 2010, December 31, 2009, and June 30, 2009; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,451 issued and outstanding at June 30, 2010, December 31, 2009 and June 30, 2009.
(h)	Includes ten-year warrants initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2010	2009	2010	2009
Interest Income
Interest and fees on loans and leases	$951	995	$1,910	1,992
Interest on securities	163	184	345	364
Interest on other short-term investments	2	—	4	1

Total interest income	1,116	1,179	2,259	2,357
Interest Expense
Interest on deposits	161	258	332	532
Interest on other short-term borrowings	1	12	2	37
Interest on long-term debt	72	78	146	181

Total interest expense	234	348	480	750

Net Interest Income	882	831	1,779	1,607
Provision for loan and lease losses	325	1,041	915	1,814

Net Interest Income (Loss) After Provision for Loan and Lease Losses	557	(210)	864	(207)
Noninterest Income
Service charges on deposits	149	162	291	308
Mortgage banking net revenue	114	147	266	281
Corporate banking revenue	93	93	174	206
Investment advisory revenue	87	79	177	158
Card and processing revenue	84	243	158	466
Gain on sale of processing business	—	1,764	—	1,764
Other noninterest income	85	49	160	60
Securities gains (losses), net	8	5	21	(20)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	41	—	57

Total noninterest income	620	2,583	1,247	3,280
Noninterest Expense
Salaries, wages and incentives	356	346	686	673
Employee benefits	73	75	159	158
Net occupancy expense	73	79	150	158
Technology and communications	45	45	90	90
Equipment expense	31	31	60	62
Card and processing expense	31	75	56	141
Other noninterest expense	326	370	690	702

Total noninterest expense	935	1,021	1,891	1,984

Income Before Income Taxes	242	1,352	220	1,089
Applicable income tax expense	50	470	38	157

Net Income	192	882	182	932
Dividends on preferred stock	62	26	125	103

Net Income Available to Common Shareholders	$130	856	$57	829

Earnings Per Share	$0.16	1.35	$0.07	1.37
Earnings Per Diluted Share	$0.16	1.15	$0.07	1.18

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	$1,295	4,241	848	5,824	98	(229)	12,077
Net income				932			932
Other comprehensive income					54		54

Comprehensive income							986
Cash dividends declared:
Common stock at $0.02 per share				(13)			(13)
Preferred stock				(117)			(117)
Accretion of preferred dividends, Series F		21		(21)			—
Issuance of common shares	351		635				986
Dividends on exchange of preferred shares, Series G				35			35
Exchange of preferred shares, Series G	133	(674)	272				(269)
Stock-based compensation expense			23				23
Restricted stock grants			(25)			25	—
Change in corporate tax benefit related to stock-based compensation			(30)				(30)
Reversal of OTTI				24			24
Other			(1)	(1)			(2)

Balance at June 30, 2009	$1,779	3,588	1,722	6,663	152	(204)	13,700

Balance at December 31, 2009	$1,779	3,609	1,743	6,326	241	(201)	13,497
Net income				182			182
Other comprehensive income					199		199

Comprehensive income							381
Cash dividends declared:
Common stock at $0.02 per share				(16)			(16)
Preferred stock				(103)			(103)
Accretion of preferred dividends, Series F		22		(22)			—
Stock-based compensation expense			22				22
Stock based awards issued or exercised, including treasury shares issued			(69)			66	(3)
Impact of cumulative effect of change in accounting principle				(77)			(77)
Other				(1)		1	—

Balance at June 30, 2010	$1,779	3,631	1,696	6,289	440	(134)	13,701

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30
($ in millions)	2010	2009
Operating Activities
Net income	$182	$932
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	915	1,814
Depreciation, amortization and accretion	206	182
Stock-based compensation expense	22	23
Provision for deferred income taxes	62	263
Realized securities gains	(27)	(11)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	—	(63)
Realized securities losses	6	31
Realized securities losses – non-qualifying hedges on mortgage servicing rights	—	7
Provision for mortgage servicing rights	106	19
Net (gains) losses on sales of loans and fair value adjustments on loans held for sale	(57)	32
Capitalized mortgage servicing rights	(101)	(207)
Proceeds from sales of loans held for sale	7,452	10,690
Loans originated for sale, net of repayments	(7,396)	(12,708)
Dividends representing return on equity method investments	11	3
Gain on sale of processing business, net of tax	—	(1,056)
Net change in:
Trading securities	83	5
Other assets	210	1,093
Accrued taxes, interest and expenses	(202)	(1,074)
Other liabilities	(228)	650

Net Cash Provided by Operating Activities	1,244	625

Investing Activities
Sales:
Available-for-sale securities	1,088	2,606
Loans	112	295
Disposal of bank premises and equipment	5	9
Repayments / maturities:
Available-for-sale securities	2,197	67,652
Held-to-maturity securities	—	2
Purchases:
Available-for-sale securities	(1,718)	(73,507)
Bank premises and equipment	(91)	(95)
Restricted cash from the initial consolidation of variable interest entities	63	—
Dividends representing return of equity method investments	3	2
Proceeds from sale of processing business	—	562
Net cash paid in acquisitions	—	(16)
Net change in:
Other short-term investments	(946)	3,066
Loans and leases	1,323	2,499
Operating lease equipment	(11)	(30)

Net Cash Provided by Investing Activities	2,025	3,045

Financing Activities
Net change in:
Core deposits	(854)	2,583
Certificates - $100,000 and over, including other foreign office	(1,323)	(671)
Federal funds purchased	58	148
Other short-term borrowings	19	(3,157)
Repayment of long-term debt	(1,153)	(3,036)
Payment of cash dividends	(118)	(128)
Issuance of common stock	—	986
Exchange of preferred stock	—	(234)
Other, net	—	(1)

Net Cash Used In Financing Activities	(3,371)	(3,510)

(Decrease) Increase in Cash and Due from Banks	(102)	160
Cash and Due from Banks at Beginning of Period	2,318	2,739

Cash and Due from Banks at End of Period	$2,216	$2,899

Cash Payments
Interest	$503	$786
Income taxes	72	10

See Notes to Condensed Consolidated Financial Statements. Note 2 contains noncash investing and financing activities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2010 and 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, the cash flows for the six months ended June 30, 2010 and 2009 and the changes in shareholders’ equity for the six months ended June 30, 2010 and 2009. In accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations for the three and six months ended June 30, 2010 and 2009 and the cash flows and changes in shareholders’ equity for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2009 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2.	Supplemental Cash Flow Information

Noncash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2010	2009
Transfers of portfolio loans to held-for-sale loans	$80	—
Transfers of held-for-sale loans to portfolio loans	49	13
Transfers of held-for-sale loans to trading securities	—	136
Transfers of portfolio loans to other real estate owned	350	166
Acquisitions:
Fair value of tangible assets acquired	—	7
Goodwill and identifiable intangible assets acquired	—	13
Liabilities assumed	—	(4)
Impact of change in accounting principle:
Decrease in available-for-sale securities, net	941	—
Increase in portfolio loans	2,217	—
Decrease in demand deposits	18	—
Increase in other short-term borrowings	122	—
Increase in long-term debt	1,344	—

3.	Accounting and Reporting Developments

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance amending the accounting for the transfers of financial assets. This amended guidance removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets and measuring gains or losses on the sale of financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. The amended guidance was adopted by the Bancorp on January 1, 2010 on a prospective basis and will impact the Bancorp’s structuring of securitizations and other transfers of financial assets, including guaranteed mortgage securitizations, in order to meet the amended sale treatment criteria under the amended guidance. In addition, see the discussion below regarding amended guidance on the consolidation of VIEs and the impact on the Bancorp’s Condensed Consolidated Financial Statements for assets previously transferred to QSPEs.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance amending the accounting for the consolidation of VIEs. This new guidance, adopted by the Bancorp on January 1, 2010, amends the methodology for determining the primary beneficiary (and therefore consolidator) of a VIE and requires such assessment to be performed on an ongoing basis. Under this new guidance, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Due to the concurrent issuance and

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

effective date of the previously discussed amended guidance for the transfers of financial assets and the removal of the QSPE concept, the Bancorp was required to assess all VIEs, including those formed as QSPEs in transfers that occurred prior to January 1, 2010, to determine whether the Bancorp is the primary beneficiary of the VIE under the amended guidance. The Bancorp is also required under the amended guidance to provide additional disclosures about its involvement with both consolidated and non-consolidated VIEs, any significant changes in risk exposure due to that involvement, and how that involvement affects the Bancorp’s Condensed Consolidated Financial Statements. See Note 8 for further discussion.

In accordance with the transition guidance for the initial consolidation of VIEs resulting from the adoption of the amended guidance, the Bancorp initially measured the assets and liabilities of newly consolidated VIEs at their carrying amounts, defined as the amounts at which the assets and liabilities would have been carried in the Bancorp’s Condensed Consolidated Financial Statements when the Bancorp first met the conditions to be the primary beneficiary under the amended guidance. The difference between the amounts added to the Bancorp’s Condensed Consolidated Balance Sheets and the amounts of previously recognized interests in the newly consolidated VIEs was recognized as a cumulative effect adjustment to retained earnings. The consolidation of these VIEs on January 1, 2010 resulted in an increase in total assets of approximately $1.3 billion, a negative adjustment of $1 million to accumulated other comprehensive income and a negative cumulative effect adjustment to retained earnings of $77 million. The impact of consolidating these VIEs did not have a material effect on the Bancorp’s regulatory capital ratios.

In February 2010, the FASB issued guidance deferring the above amendments to the consolidation of VIEs for a reporting entity’s interest in registered money market funds. In addition, the deferral also applies to a reporting entity’s interest in entities meeting either of the following two criteria: (1) The entity has all the attributes of an investment company as specified in ASC Topic 946, “Financial Services - Investment Companies,” or (2) It is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with those in ASC Topic 946 (including recognizing changes in fair value currently in the statement of operations) for financial reporting purposes. The deferral does not apply to those entities in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. As a result of this deferral, the Bancorp has determined that its interests in private equity funds, mutual funds and money market funds are not subject to the above amended guidance for the consolidation of VIEs.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued new guidance clarifying current fair value disclosure requirements and also requiring certain additional disclosures about fair value measurements. The disclosure requirements under this new guidance were implemented by the Bancorp during the first quarter of 2010 and are included in Note 17.

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

Modification of a Loan Included in a Pool Accounted for as a Single Asset

In April 2010, the FASB issued guidance clarifying that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Under the new guidance, an entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The guidance is effective for modifications of loans occurring in the first interim or annual period ending on or after July 15, 2010, with earlier adoption permitted. The Bancorp’s implementation of this guidance in the third quarter of 2010 is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance that will require the Bancorp to disclose a greater level of disaggregated information about the credit quality of its loans and leases and the allowance for loan and lease losses. The new guidance defines two levels of disaggregation—portfolio segment and class. A portfolio segment is defined as the level at which the Bancorp develops and documents a systematic method for determining its allowance for loan and lease losses. Classes generally represent a further disaggregation of a portfolio segment. In addition, the new guidance specifically requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. The new disclosures relating to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

4.	Restriction on Dividends

The dividends paid by the Bancorp’s state chartered bank are subject to regulations and limitations prescribed by the appropriate state authority. Under these provisions, the Bancorp’s state chartered bank was unable to pay a dividend at June 30, 2010 and December 31, 2009, and the dividend limitation was $1.5 billion at June 30, 2009. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Based on retained earnings at June 30, 2010, December 31, 2009 and June 30, 2009, the dividend limitation of the Bancorp’s nonbank subsidiaries under these provisions was $24 million, $87 million and $58 million, respectively.

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

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale and held-to-maturity securities portfolios:

As of June 30, 2010 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$475	7	—	$482
U.S. Government sponsored agencies	1,692	104	—	1,796
Obligations of states and political subdivisions	196	3	—	199
Agency mortgage-backed securities	10,109	539	(1)	10,647
Other bonds, notes and debentures	946	28	(15)	959
Other securities (a)	1,938	—	—	1,938

Total	$15,356	681	(16)	$16,021

Held-to-maturity:
Obligations of states and political subdivisions	$349	—	—	$349
Other debt securities	5	—	—	5

Total	$354	—	—	$354

As of December 31, 2009 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$464	2	(8)	$458
U.S. Government sponsored agencies	2,143	32	(33)	2,142
Obligations of states and political subdivisions	240	3	—	243
Agency mortgage-backed securities	11,074	315	(7)	11,382
Other bonds, notes and debentures	2,541	57	(29)	2,569
Other securities (a)	1,417	2	—	1,419

Total	$17,879	411	(77)	$18,213

Held-to-maturity:
Obligations of states and political subdivisions	$350	—	—	$350
Other debt securities	5	—	—	5

Total	$355	—	—	$355

As of June 30, 2009 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$357	3	(3)	$357
U.S. Government sponsored agencies	1,748	32	(36)	1,744
Obligations of states and political subdivisions	301	2	(1)	302
Agency mortgage-backed securities	9,085	262	(1)	9,346
Other bonds, notes and debentures	3,057	43	(60)	3,040
Other securities (a)	1,272	—	—	1,272

Total	$15,820	342	(101)	$16,061

Held-to-maturity:
Obligations of states and political subdivisions	$352	—	—	$352
Other debt securities	5	—	—	5

Total	$357	—	—	$357

(a)	Other securities consist of FHLB and Federal Reserve Bank restricted stock holdings of $551 and $343, respectively at June 30, 2010, $551 and $342, respectively, at December 31, 2009 and $551 and $287, respectively, at June 30, 2009, that are carried at cost, and certain mutual fund holdings and equity security holdings.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Realized gains	$11	54	$27	74
Realized losses	—	(3)	(4)	(31)

Net realized gains	$11	51	$23	43

Trading securities totaled $270 million as of June 30, 2010, compared to $355 million at December 31, 2009 and $1.4 billion at June 30, 2009. For the three and six months ended June 30, 2010 and 2009, gross realized gains and losses on trading securities were immaterial to the Bancorp. As of June 30, 2010, December 31, 2009 and June 30, 2009, gross unrealized losses on trading securities were $14 million, $8 million and $18 million, respectively, and gross unrealized gains were immaterial as of each date.

At June 30, 2010, December 31, 2009 and June 30, 2009, securities with a fair value of $12.5 billion, $14.2 billion, and $12.5 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2010, by contractual maturity, are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities: (a)
Under 1 year	$695	702	6	6
1-5 years	9,438	9,909	177	177
5-10 years	3,175	3,367	144	144
Over 10 years	110	105	27	27
Other securities	1,938	1,938	—	—

Total	$15,356	16,021	354	354

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
U.S. Treasury and government agencies	$150	—	1	—	151	—
Obligations of states and political subdivisions	2	—	3	—	5	—
Agency mortgage-backed securities	114	(1)	—	—	114	(1)
Other bonds, notes and debentures	60	(6)	60	(9)	120	(15)
Other securities	—	—	—	—	—	—

Total	$326	(7)	64	(9)	390	(16)

December 31, 2009
U.S. Treasury and government agencies	$288	(8)	1	—	289	(8)
U.S. Government sponsored agencies	1,024	(15)	347	(18)	1,371	(33)
Obligations of states and political subdivisions	4	—	3	—	7	—
Agency mortgage-backed securities	1,583	(7)	—	—	1,583	(7)
Other bonds, notes and debentures	782	(15)	108	(14)	890	(29)
Other securities	2	—	—	—	2	—

Total	$3,683	(45)	459	(32)	4,142	(77)

June 30, 2009
U.S. Treasury and government agencies	$174	(3)	1	—	175	(3)
U.S. Government sponsored agencies	1,005	(36)	—	—	1,005	(36)
Obligations of states and political subdivisions	39	(1)	3	—	42	(1)
Agency mortgage-backed securities	263	(1)	2	—	265	(1)
Other bonds, notes and debentures	1,498	(38)	142	(22)	1,640	(60)
Other securities	—	—	2	—	2	—

Total	$2,979	(79)	150	(22)	3,129	(101)

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

For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred and the Bancorp must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through accumulated other comprehensive income. During the six months ended June 30, 2010 and 2009, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.

For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income. During the six months ended June 30, 2010 and 2009, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities. Additionally, at June 30, 2010, December 31, 2009 and June 30, 2009, approximately two percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities.

During 2008, the Bancorp recognized a pre-tax OTTI charge of $37 million ($24 million after-tax) on certain bank trust-preferred debt securities classified as available-for-sale. Upon a change in U.S. GAAP and adoption by the Bancorp in the second quarter of 2009, the Bancorp concluded that the OTTI charges were due to non-credit related factors. Therefore, the Bancorp recognized an increase of $37 million to the investment balance and related unrealized losses during the quarter ended June 30, 2009.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Loans and leases held for sale:
Commercial and industrial loans	$2	$4	$10
Commercial mortgage loans	88	134	193
Commercial construction loans	77	87	149
Residential mortgage loans	1,965	1,811	2,951
Other consumer loans and leases	18	31	38

Total loans and leases held for sale	$2,150	$2,067	$3,341

Portfolio loans and leases:
Commercial and industrial loans	$26,008	$25,683	$28,409
Commercial mortgage loans	11,481	11,803	12,407
Commercial construction loans	2,965	3,784	4,491
Commercial leases	3,271	3,535	3,532

Total commercial loans and leases	43,725	44,805	48,839

Residential mortgage loans	7,707	8,035	8,489
Home equity	11,987	12,174	12,511
Automobile loans	10,285	8,995	8,741
Credit card	1,841	1,990	1,914
Other consumer loans and leases	687	780	935

Total consumer loans and leases	32,507	31,974	32,590

Total portfolio loans and leases	$76,232	$76,779	$81,429

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Total portfolio loans and leases are recorded net of unearned income, which totaled $1.0 billion as of June 30, 2010 and $1.2 billion as of December 31, 2009 and June 30, 2009. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled $55 million, $106 million and $154 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

The following table summarizes the Bancorp’s nonperforming and delinquent loans included in the Bancorp’s portfolio of loans and leases as of:

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans and leases	$2,236	2,642	2,387
Restructured nonaccrual loans and leases	294	305	200

Total nonperforming loans and leases	2,530	2,947	2,587
Repossessed personal property and other real estate owned	439	297	253

Total nonperforming assets (a)	$2,969	3,244	2,840

Total 90 days past due loans and leases	$397	567	762

(a)	Excludes $167, $224 and $352 of nonaccrual loans held for sale at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

The following table summarizes activity in the allowance for loan and lease losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Allowance for loan and lease losses:
Balance, beginning of period	$3,802	3,070	$3,749	2,787
Impact of change in accounting principle	—	—	45	—
Losses charged off	(472)	(658)	(1,094)	(1,179)
Recoveries of losses previously charged off	38	32	78	63
Provision for loan and lease losses	325	1,041	915	1,814

Balance, end of period	$3,693	3,485	$3,693	3,485

7.	Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at June 30, 2010 of 3.5 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 9. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of June 30, 2010:
Mortgage servicing rights	$2,088	(1,056)	(386)	$646
Core deposit intangibles	487	(418)	—	69
Other	53	(39)	—	14

Total intangible assets	$2,628	(1,513)	(386)	$729

As of December 31, 2009:
Mortgage servicing rights	$1,987	(1,008)	(280)	$699
Core deposit intangibles	487	(397)	—	90
Other consumer and commercial servicing rights	12	(11)	—	1
Other	53	(37)	—	16

Total intangible assets	$2,539	(1,453)	(280)	$806

As of June 30, 2009:
Mortgage servicing rights	$1,821	(952)	(275)	$594
Core deposit intangibles	487	(373)	—	114
Other consumer and commercial servicing rights	12	(11)	—	1
Other	53	(34)	—	19

Total intangible assets	$2,373	(1,370)	(275)	$728

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2010, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ending June 30, 2010 and 2009 was $36 million and $63 million, respectively. For the six months ended June 30, 2010 and 2009, amortization expense was $71 million and $122 million, respectively. Estimated amortization expense for the years ending December 31, 2010 through 2014 is as follows:

($ in millions)	Mortgage Servicing Rights	Other Intangible Assets	Total
Remainder of 2010	$116	15	$131
2011	188	27	215
2012	146	12	158
2013	114	9	123
2014	90	5	95

8.	Variable Interest Entities

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs. A VIE is a legal entity that lacks sufficient equity to finance its activities, or the equity investors of the entity as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets and liabilities included in the Bancorp’s Condensed Consolidated Balance Sheets as of June 30, 2010:

($ in millions)	Home Equity Securitization	Automobile Loan Securitizations
Cash and due from banks	$8	66
Other short-term investments	—	7
Home equity	252	—
Automobile loans	—	911
Allowance for loan and lease losses	(5)	(11)
Other assets	1	6

Total assets	$256	979

Other liabilities	$—	19
Long-term debt	161	835

Total liabilities	$161	854

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Non-consolidated VIEs

The following table provides a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheet as of June 30, 2010 related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
Fifth Third Community Development Corporation investments	$1,127	$255	$1,127
Private equity investments	114	2	273
Loans provided to VIEs	1,228	—	1,855
Restructured loans	23	—	24

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

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. As of June 30, 2010 and December 31, 2009, the carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, were $1.1 billion. As of June 30, 2009, the carrying amounts of these investments were $1.0 billion. Also, as of June 30, 2010, December 31, 2009, and June 30, 2009, the liabilities related to the unfunded commitments, which are included in other liabilities in the Condensed Consolidated Balance Sheets, were $255 million, $235 million and $211 million, respectively. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

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

The Bancorp is exposed to losses arising from a negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. As of June 30, 2010, December 31, 2009, and June 30, 2009, the carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, were $114 million, $98 million, and $92 million, respectively. Also as of June 30, 2010, December 31, 2009, and June 30, 2009, the unfunded commitment amounts to the funds were $159 million, $90 million, and $88 million, respectively. The Bancorp made capital contributions of $12 million and $19 million, respectively, to private equity funds during the three and six months ended June 30, 2010.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Loans Provided to VIEs

The Bancorp has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain consumer and small business loans originated by third parties. The entities are primarily funded through the issuance of a loan from the Bancorp or syndication through which the Bancorp is involved. The sponsor/administrator of the entities is responsible for servicing the underlying assets in the VIEs. Because the sponsor/administrator, not the Bancorp, holds the servicing responsibilities, which include the establishment and employment of default mitigation policies and procedures, the Bancorp does not hold the power to direct the activities most significant to the economic performance of the entity and, therefore, is not the primary beneficiary.

The principle risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. As of June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp had outstanding loans to these VIEs of $1.2 billion, $1.2 billion, and $1.4 billion, respectively, included in commercial loans in the Condensed Consolidated Balance Sheets. Also as of June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp’s unfunded commitments to these entities were $627 million, $539 million and $806 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the fair value of its equity investments in these VIEs was zero. As of June 30, 2010, the Bancorp’s carrying value of these equity investments was zero. Additionally, as of June 30, 2010 and December 31, 2009, the Bancorp had outstanding loans to these VIEs of $23 million included in commercial loans in the Condensed Consolidated Balance Sheets. The outstanding loans to these VIEs were $10 million as of June 30, 2009. The Bancorp’s unfunded loan commitments to these VIEs were $1 million as of June 30, 2010, December 31, 2009 and June 30, 2009. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

9.	Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the first and second quarters of 2010 and 2009. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on the financial asset type and interest rates.

Information related to the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Residential mortgage loan sales	$3,128	6,174	$6,827	10,408
Origination fees and gains on loan sales	89	161	160	291
Servicing fees	54	49	107	95

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the six months ended June 30:

($ in millions)	2010	2009
Carrying amount as of the beginning of period	$979	752
Servicing obligations that result from transfer of residential mortgage loans	101	207
Amortization	(48)	(90)

Carrying amount before valuation allowance	1,032	869

Valuation allowance for servicing assets:
Beginning balance	(280)	(256)
Servicing impairment	(106)	(19)

Ending balance	(386)	(275)

Carrying amount as of the end of the period	$646	594

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. See Note 10 for a discussion on this non-qualifying hedging strategy. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities. As of June 30, 2010, December 31, 2009 and June 30, 2009, the available-for-sale securities portfolio included $96 million, $449 million and $569 million, respectively, of securities related to the non-qualifying hedging strategy. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the six months ended June 30:

($ in millions)	2010	2009
Fixed rate residential mortgage loans:
Fair value at beginning of period	$667	458
Fair value at end of period	618	565
Adjustable rate residential mortgage loans:
Fair value at beginning of period	32	38
Fair value at end of period	28	36

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Securities gains, net – non-qualifying hedges on MSRs	$—	41	$—	57
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	96	(66)	154	4
(Provision) recovery for MSR impairment (Mortgage banking net revenue)	(100)	50	(106)	(19)

As of June 30, 2010 and 2009, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale resulting from transactions completed during the three months ended June 30, 2010 and June 30, 2009 were as follows:

	Rate	June 30, 2010				June 30, 2009
		Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.1	12.4%	10.0%	N/A	6.9	10.1%	9.3%	N/A
Servicing assets	Adjustable	4.0	20.7	11.2	N/A	1.9	24.4	8.0	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without credit recourse. At June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp serviced $51.3 billion, $48.6 billion and $43.5 billion, respectively, of residential mortgage loans for other investors.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At June 30, 2010, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption			Discount Rate Assumption			Weighted-Average Default
				Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$618	4.8	17.6%	($35)	(67)	10.5%	($21)	(40)	—%	$—	—
Servicing assets	Adjustable	28	3.0	26.5	(2)	(4)	11.8	(1)	(1)	—	—	—

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

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in VIEs that were not consolidated prior to January 1, 2010, as of and for the six months ended June 30:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2010	2009	2010	2009	2010	2009
Commercial and industrial loans	$26,011	29,600	$48	142	$265	280
Commercial mortgage	11,569	12,600	53	131	177	162
Commercial construction loans	3,042	4,807	37	61	121	156
Commercial leases	3,271	3,531	4	5	4	—
Residential mortgage loans	9,672	11,290	107	243	173	185
Home equity loans	11,987	12,778	90	101	134	162
Automobile loans	10,285	9,214	12	19	51	87
Other consumer loans and leases	2,545	2,887	46	64	91	89

Total loans and leases managed and securitized (a)	$78,382	86,707	$397	766	$1,016	1,121

Less:
Automobile loans securitized	$—	473
Home equity loans securitized	—	267
Residential mortgage loans securitized	—	16
Commercial loans sold to unconsolidated VIE	—	1,181
Loans held for sale	2,150	3,341

Total portfolio loans and leases	$76,232	81,429

(a)	Excluding securitized assets that the Bancorp continues to service, but has no other continuing involvement.

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

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate swaps, floors and caps) for the benefit of commercial customers and other business purposes. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. Credit risk is minimized through credit approvals, limits, counterparty collateral and monitoring procedures.

The Bancorp’s derivative assets consist primarily of contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2010, December 31, 2009 and June 30, 2009, the balance of collateral held by the Bancorp for derivative assets was $975 million, $548 million, and $729 million, respectively. Valuation adjustments related to the credit risk associated with certain counterparties of customer accommodation derivative contracts negatively impacted the fair value of those contracts by $10 million, $3 million and $2 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. The Bancorp’s derivative liabilities consist primarily of contracts that require collateral to be maintained in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2010, December 31, 2009 and June 30, 2009, the balance of collateral posted by the Bancorp for derivative liabilities was $903 million, $726 million, and $929 million, respectively. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

($ in millions)	June 30, 2010			December 31, 2009			June 30, 2009
	Notional Amount	Fair value		Notional Amount	Fair value		Notional Amount	Fair value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Qualifying hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	$559	$—	$5,155	$275	$—	$5,155	$369	$—
Interest rate swaps related to time deposits	296	—	1	771	—	6	1,575	—	12

Total fair value hedges		559	1		275	6		369	12

Cash flow hedges:
Interest rate floors related to commercial loans	1,500	171	—	1,500	162	—	1,500	171	—
Interest rate swaps related to commercial loans	3,500	26	10	3,500	33	—	3,000	21	—
Interest rate caps related to long-term debt	2,500	13	—	2,750	44	—	1,250	5	—
Interest rate swaps related to long-term debt	907	—	20	—	—	—	—	—	—

Total cash flow hedges		210	30		239	—		197	—

Total derivatives designated as qualifying hedging instruments		769	31		514	6		566	12

Derivatives not designated as qualifying hedging instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate swaps and swaptions related to MSR portfolio	7,557	236	7	8,592	114	24	6,727	136	6
Forward contracts related to held for sale mortgage loans	2,707	—	50	3,633	33	2	8,527	65	35
Interest rate swaps related to long-term debt	304	4	1	410	4	2	634	5	4
Foreign exchange contracts for trading purposes	6,919	37	37	—	—	—	—	—	—
Put options associated with the Processing Business Sale	759	—	9	667	—	9	560	—	14
Stock warrants associated with the Processing Business Sale	173	82	—	152	75	—	127	62	—
Swap associated with the sale of Visa, Inc. Class B shares	397	—	43	522	—	55	—	—	—

Total free-standing derivatives – risk management and other business purposes		359	147		226	92		268	59

Free-standing derivatives – customer accommodation:
Interest rate contracts for customers	26,890	828	870	28,628	719	753	31,757	840	871
Interest rate lock commitments	2,416	22	1	1,489	3	8	2,469	8	9
Commodity contracts	1,203	81	72	805	63	58	888	114	105
Foreign exchange contracts	13,453	270	245	10,997	206	169	12,237	279	222
Derivative instruments related to equity linked CDs	113	2	2	113	2	2	114	1	1

Total free-standing derivatives – customer accommodation		1,203	1,190		993	990		1,242	1,208

Total derivatives not designated as qualifying hedging instruments		1,562	1,337		1,219	1,082		1,510	1,267

Total		$2,331	$1,368		$1,733	$1,088		$2,076	$1,279

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2010, December 31, 2009 and June 30, 2009, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items, included in the Condensed Consolidated Statements of Income:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2010	2009	2010	2009
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$220	(337)	$285	(453)
Change in fair value of hedged long-term debt	Interest on long-term debt	(220)	339	(287)	448
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	2	2	5	6
Change in fair value of hedged time deposits	Interest on deposits	(2)	(2)	(5)	(6)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2010, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of June 30, 2010, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows related to the forecasted issuance of floating rate debt is 33 months.

Reclassified gains and losses on interest rate floors and swaps related to commercial loans are recorded within interest income while reclassified gains and losses on interest rate caps and swaps related to debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of June 30, 2010, December 31, 2009 and June 30, 2009, $85 million, $105 million and $95 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of June 30, 2010, $49 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the six months ended June 30, 2010 and 2009, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Shareholders’ Equity relating to derivative instruments designated as cash flow hedges.

	Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI into net interest income		Amount of ineffectiveness recognized in other noninterest income
($ in millions)	2010	2009	2010	2009	2010	2009
For the three months ended June 30:
Interest rate contracts	($3)	42	18	12	(2)	—

For the six months ended June 30:
Interest rate contracts	($2)	33	29	22	1	(1)

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

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 17 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2010	2009	2010	2009
Interest rate contracts:
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	$—	—	$—	—
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	(52)	74	(82)	54
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	96	(66)	154	4
Interest rate swaps related to long-term debt	Other noninterest income	1	—	2	1
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	2	(10)	1	(6)
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	9	—	7	—
Put options associated with Processing Business Sale	Other noninterest income	1	—	1	—
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	1	—	(9)	—

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2010, December 31, 2009 and June 30, 2009, the total notional amount of the risk participation agreements was approximately $824 million, $810 million and $930 million, respectively, and the fair value was a liability of $1 million at June 30, 2010, and a liability of $2 million at both December 31, 2009 and June 30, 2009, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of June 30, 2010, approximately $520 million in notional amount of the risk participation agreements were classified average or better; approximately $236 million were classified as watch-list or special mention; and approximately $68 million were classified as substandard. As of June 30, 2010, the risk participation agreements had an average life of approximately 2.0 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the Three Months Ended June 30,		For the Six months Ended June 30,
		2010	2009	2010	2009
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$5	5	$11	13
Interest rate contracts for customers (credit losses)	Other noninterest expense	(5)	(8)	(7)	(15)
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(4)	5	(9)	(4)
Interest rate lock commitments	Mortgage banking net revenue	72	(15)	108	51
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	1	4	4
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	—	1	1	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	18	21	32	43
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	—	1	—	2

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Commitments to extend credit	$43,405	42,591	44,905
Letters of credit (including standby letters of credit)	6,212	6,657	7,933
Forward contracts to sell mortgage loans	2,707	3,633	8,527
Noncancelable lease obligations	875	906	914
Capital commitments for private equity investments	159	90	88
Purchase obligations	54	25	34
Capital lease obligations	42	44	34
Capital expenditures	33	27	42

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp had a reserve for unfunded commitments totaling $254 million, $294 million and $239 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At June 30, 2010, approximately $2.7 billion of letters of credit expire within one year (including $83 million issued on behalf of commercial customers to facilitate trade payments in dollars and foreign currencies), $3.3 billion expire between one and five years and $243 million expire thereafter. Standby letters of credit are considered guarantees in accordance with U.S. GAAP. The reserves related to these standby letters of credit were $6 million at June 30, 2010 and December 31, 2009 and $9 million at June 30, 2009. Approximately 57%, 58% and 62% of the total standby letters of credit were fully secured as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The Bancorp monitors the credit risk associated with the standby letters of credit using the same risk rating system utilized within its loan and lease portfolio. Under this risk rating as of June 30, 2010, approximately $4.5 billion of the standby letters of credit were classified as average or better; approximately $1.3 billion were classified as watch-list or special mention; and approximately $426 million were classified as either substandard or doubtful.

At June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp had outstanding letters of credit that were supporting certain securities issued as variable rate demand notes (VRDNs). The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2010, December 31, 2009 and June 30, 2009, Fifth Third Securities, Inc. (FTS) acted as the remarketing agent to issuers on approximately $3.1 billion, $3.4 billion and $3.9 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to approximately $864 million, $936 million and $1.4 billion in VRDNs remarketed by third parties at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At June 30, 2010, December 31, 2009 and June 30, 2009, FTS held $48 million, $47 million and $198 million, respectively, of these VRDN’s in its portfolio and classified them as trading securities. The Bancorp held $121 million, $188 million and $772 million of VRDNs at June 30, 2010, December 31, 2009 and June 30, 2009, respectively, which were purchased from the market, through FTS and held in its trading securities portfolio. For the VRDNs remarketed by third parties, in some cases the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon approximately $4 million, $45 million and $409 million of letters of credit issued by the Bancorp at June 30, 2010, December 31, 2009 and June 30, 2009 respectively. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets.

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $2.7 billion as of June 30, 2010, $3.6 billion as of December 31, 2009 and $8.5 billion as of June 30, 2009.

Noncancelable lease obligations

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain private mortgage insurance (PMI) provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $176 million at June 30, 2010 and $182 million at December 31, 2009 and June 30, 2009. As of June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp maintained a reserve of $58 million, $44 million and $30 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 12 for additional information regarding these proceedings.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements as discussed in the following sections.

Residential mortgage loans sold with credit recourse

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were approximately $1.0 billion at June 30, 2010, $1.1 billion at December 31, 2009 and $1.2 billion at June 30, 2009 and the delinquency rates were approximately 6.7%, 8.1% and 7.5%, respectively. At June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $20 million, $21 million and $20 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Residential mortgage loans sold with representation and warranty provisions

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan or indemnify (make whole) the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading.

The Bancorp establishes a residential mortgage repurchase reserve related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate historical investor audit and repurchase demand rates, appeals success rates and historical loss severity. At the time of a loan sale, the Bancorp records a representation and warranty reserve at the estimated fair value of the Bancorp’s guarantee and continually updates the reserve during the life of the loan as losses in excess of the reserve become probable and reasonably estimable. The provision for the estimated fair value of the representation and warranty guarantee arising from the loan sale is recorded as an adjustment to the gain on sale, which is included in other noninterest income at the time of sale. Updates to the reserve are recorded in other noninterest expense. The majority of repurchase demands occur within the first 36 months following origination.

As of June 30, 2010, December 31, 2009 and June 30, 2009, the Bancorp maintained reserves related to these loans sold with representation and warranty provisions totaling $65 million, $37 million and $19 million, respectively.

Liquidity support and credit enhancement agreement

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to a VIE, which prior to January 1, 2010, was an unconsolidated special purpose entity wholly-owned by an independent third party. The VIE issued asset-backed commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. Generally, the loans transferred to the VIE provided a lower yield due to their investment grade nature and, therefore, transferring these loans allowed the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 and June 30, 2009 was $771 million and $1.2 billion, respectively. At December 31, 2009 and June 30, 2009, the Bancorp’s loss reserve related to the credit enhancement provided to the VIE was $45 million and $44 million, respectively, and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that was consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

In the event the VIE was unable to issue commercial paper, the Bancorp agreed to provide liquidity support in the form of a line of credit and the repurchase of assets from the VIE. As of December 31, 2009 and June 30, 2009, the liquidity asset purchase agreement was $1.4 billion and $2.4 billion, respectively. In addition, due to dislocation in the short-term funding market which caused the VIE difficulty in obtaining sufficient funding through the issuance of commercial paper, the Bancorp purchased commercial paper from the VIE throughout 2008 and 2009. As of December 31, 2009 and June 30, 2009, the Bancorp held approximately $805 million and $1.2 billion, respectively, of commercial paper issued by the VIE, representing 87% and 83%, respectively, of the VIE’s total commercial paper then outstanding. Effective January 1, 2010 with the adoption of amended accounting guidance regarding the consolidation of VIEs, the Bancorp was required to consolidate the assets and liabilities of this VIE. See Note 3 for further information on the amended accounting guidance.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $12 million, $8 million and $7 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion as of June 30, 2010, December 31, 2009 and June 30, 2009.

Visa litigation

The Bancorp, as a member bank of Visa prior to Visa’s reorganization and IPO (the “IPO”) of its Class A common shares in 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and by-laws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. As part of its reorganization and IPO, the Bancorp’s indemnification obligation was modified to include only certain known litigation (the “Covered Litigation”) as of the date of the restructuring. This modification triggered a requirement to recognize a $3 million liability for the year ended December 31, 2007 equal to the fair value of the indemnification obligation. Additionally during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements. In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B shares based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B shares were classified in other assets and accounted for at their carryover basis of $0. Visa deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. If Visa’s litigation committee determines that the escrow account is insufficient, then Visa will issue additional Class A shares and deposit the proceeds from the sale of the shares into the litigation escrow account. When Visa funds the litigation escrow account, the Class B shares are subject to dilution through an adjustment in the conversion rate of Class B shares into Class A shares. During 2008, the Bancorp recorded additional reserves of $71 million for probable future settlements related to the Covered Litigation and recorded its proportional share of $169 million of the Visa escrow account net against the Bancorp’s litigation reserve.

During 2009, Visa announced it had deposited an additional $700 million into the litigation escrow account. As a result of this funding, the Bancorp recorded its proportional share of $29 million of these additional funds as a reduction to its net Visa litigation reserve liability and a reduction to noninterest expense. Later in 2009, the Bancorp completed the sale of Visa, Inc. Class B shares for proceeds of $300 million. As part of this transaction the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is finally settled. The Bancorp calculates the fair value of the swap based on its estimate of the probability and timing of certain Covered Litigation settlement scenarios and the resulting payments related to the swap. The counterparty to the swap as a result of its ownership of the Class B shares will be impacted by dilutive adjustments to the conversion rate of the Class B shares into Class A shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of Visa Class B shares and through June 30, 2010, the Bancorp has concluded that it is not probable that the Visa Covered Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

12. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 11. Accordingly, prior to the sale of Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve related to the Bancorp’s exposure through Visa. Additionally, the Bancorp has remaining reserves related to this litigation of $26 million and $22 million as of June 30, 2010 and December 31, 2009, respectively. Refer to Note 11 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

13. Income Taxes

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of:

($ in millions)	June 30, 2010	December 31, 2009	June 30, 2009
Tax positions that would impact effective tax rate, if recognized	$10	81	80
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	1	1	2

Unrecognized tax benefits	$11	82	82

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At June 30, 2010, December 31, 2009, and June 30, 2009, the Bancorp had accrued interest liabilities, net of the related benefits, of $2 million, $13 million and $11 million, respectively. No material liabilities were recorded for penalties. Substantially all of the reduction of uncertain tax positions and the accrued interest from December 31, 2009 and June 30, 2009 relate to the settlement of certain items with the IRS.

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

Deferred income tax liabilities are included as a component of accrued taxes, interest, and expenses in the Condensed Consolidated Balance Sheets. Deferred income tax assets are included as a component of other assets in the Condensed Consolidated Balance Sheets. Where applicable, deferred tax assets relating to state net operating losses are presented net of specific valuation allowances. The Bancorp determined that a valuation allowance is not needed against the remaining deferred tax assets as of June 30, 2010, December 31, 2009 and June 30, 2009. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and based upon that evidence the Bancorp believes it is more likely than not that the deferred tax assets recorded at June 30, 2010, December 31, 2009 and June 30 2009 will ultimately be realized.

The statute of limitations for Federal income tax returns remains open for tax years 2004 through 2009 and on a limited basis from 1998 through 2001; however, all significant issues have been settled with the IRS through 2007. The Bancorp expects the IRS to conclude its audit for 2006 and 2007 in the third quarter of 2010 and it is anticipated that the IRS will not propose any additional material adjustments to the Bancorp’s previously reported taxable income for these years. With the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

14. Retirement and Benefit Plans

Net periodic pension cost is a component of employee benefits expense in the Condensed Consolidated Statements of Income. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance.

The Bancorp did not make any cash contributions to its pension plans during the six months ended June 30, 2010 and 2009. Based on the current actuarial assumptions, the Bancorp is not required to make any cash contributions to its pension plans during the remainder of 2010. The following table summarizes the components of net periodic pension cost:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Service cost	$—	—	$—	—
Interest cost	3	3	6	7
Expected return on assets	(3)	(3)	(6)	(6)
Amortization of actuarial loss	3	4	6	8
Amortization of net prior service cost	—	—	—	—
Settlement	—	—	—	—

Net periodic pension cost	$3	4	$6	9

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

15. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the six months ended June 30, 2010 and 2009 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2010
Unrealized holding gains on available-for-sale securities arising during period	$355	(125)	230
Reclassification adjustment for net gains included in net income	(23)	8	(15)

Net unrealized gains on available-for-sale securities	332	(117)	215	216	215	431

Unrealized holding losses on cash flow hedge derivatives arising during period	(2)	1	(1)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(29)	10	(19)

Net unrealized losses on cash flow hedge derivatives	(31)	11	(20)	105	(20)	85
Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	6	(2)	4

Defined benefit plans, net	6	(2)	4	(80)	4	(76)

Total	$307	(108)	199	241	199	440

2009
Unrealized holding gains on available-for-sale securities arising during period	$144	(50)	94
Reclassification adjustment for net gains included in net income	(43)	15	(28)
Reclassification adjustment related to prior OTTI charges	(37)	13	(24)

Net unrealized gains on available-for-sale securities	64	(22)	42	115	42	157
Unrealized holding gains on cash flow hedge derivatives	33	(12)	21
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(22)	8	(14)

Net unrealized gains on cash flow hedge derivatives	11	(4)	7	88	7	95

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	8	(3)	5

Defined benefit plans, net	8	(3)	5	(105)	5	(100)

Total	$83	(29)	54	98	54	152

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted shares were as follows:

	2010			2009
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$192			$882
Dividends on preferred stock	62			26

Net income available to common shareholders	130			856
Less: income allocated to participating securities	1			7

Net income allocated to common shareholders	$129	791	$0.16	$849	630	$1.35

Earnings per diluted share:
Net income available to common shareholders	$130			$856
Effect of dilutive securities:
Stock based awards		5	—		1	—
Warrants related to Series F preferred stock		6	—		—	—
Series G convertible preferred stock (a)	—	—	—	(27)	87	(0.20)

Net income available to common shareholders plus assumed conversions	$130			829
Less: income allocated to participating securities	1			6

Net income allocated to common shareholders	$129	802	$0.16	$823	718	$1.15

(a)	The additive effect to income from dividends on convertible preferred stock for the three months ended June 30, 2009 included preferred dividends of $9 for Series G preferred shares, offset by a $35 reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.

	2010			2009
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income	$182			$932
Dividends on preferred stock	125			103

Net income available to common shareholders	57			829
Less: income allocated to participating securities	—			7

Net income allocated to common shareholders	$57	791	$0.07	$822	601	$1.37

Earnings per diluted share:
Net income available to common shareholders	$57			$829
Effect of dilutive securities:
Stock based awards		5	—		1	—
Warrants related to Series F preferred stock		4	—		—	—
Series G convertible preferred stock (a)	—	—	—	(3)	92	(0.19)

Net income available to common shareholders plus assumed conversions	57			826
Less: income allocated to participating securities	—			6

Net income allocated to common shareholders	$57	800	$0.07	$820	694	$1.18

(a)	The additive effect to income from dividends on convertible preferred stock for the six months ended June 30, 2009 included preferred dividends of $32 for Series G preferred shares, offset by a $35 reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The diluted earnings per share computation for the three and six months ended June 30, 2010 excludes 11 million and 13 million, respectively, of stock options, 24 million and 22 million, respectively, of stock appreciation rights that had not yet been exercised and 2 million and 1 million shares, respectively, of unvested restricted stock. The diluted earnings per share computation for the three and six months ended June 30, 2009 excludes 19 million and 18 million, respectively, of stock options, 26 million and 25 million, respectively, of stock appreciation rights that had not yet been exercised and 4 million shares for each period of unvested restricted stock. The shares were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

At June 30, 2009, there were 44 million shares under warrants related to the Bancorp’s Series F preferred stock from the CPP that were not included in the computation of net income per diluted share as their inclusion would have been anti-dilutive to earnings per share because the exercise price of the shares was greater than the average market price of the common shares. The warrants have an initial exercise price of $11.72 per share.

On June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares of its Series G convertible preferred stock. Based upon the difference in the carrying value of the Series G preferred shares and the fair value of the common shares and cash issued, the Bancorp recognized an increase to net income available to common shareholders of $35 million. This difference was excluded from dilutive earnings when calculating earnings per diluted share. As a result of this exchange, the Bancorp issued approximately 60 million common shares, which are included in the earnings per share calculation for the three and six months ended June 30, 2009. For purposes of calculating earnings per diluted share, prior to the exchange, the Series G preferred stock would have increased diluted shares by a total of 96 million. The exchange of the Series G preferred shares reduced the dilutive impact to 87 million and 92 million shares for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2010, there were 36 million Series G preferred shares excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option.

	Fair Value Measurements Using
As of June 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$482	—	—	$482
U.S. Government sponsored agencies	—	1,796	—	1,796
Obligations of states and political subdivisions	—	199	—	199
Agency mortgage-backed securities	—	10,647	—	10,647
Other bonds, notes and debentures	—	959	—	959
Other securities (a)	1,038	6	—	1,044

Available-for-sale securities (a)	1,520	13,607	—	15,127
Trading securities:
U.S. Treasury and Government agencies	—	—	—	—
Obligations of states and political subdivisions	—	35	1	36
Agency mortgage-backed securities	—	9	—	9
Other bonds, notes and debentures	—	159	4	163
Other securities	42	20	—	62

Trading securities	42	223	5	270
Residential mortgage loans held for sale	—	1,747	—	1,747
Residential mortgage loans (b)	—	—	41	41
Derivative assets:
Interest rate contracts	—	1,834	25	1,859
Foreign exchange contracts	—	307	—	307
Equity contracts	—	—	84	84
Commodity contracts	—	81	—	81

Derivative assets	—	2,222	109	2,331

Total assets	$1,562	17,799	155	$19,516

Liabilities:
Derivative liabilities:
Interest rate contracts	$50	909	1	$960
Foreign exchange contracts	—	282	—	282
Equity contracts	—	—	54	54
Commodity contracts	—	72	—	72

Derivative liabilities	50	1,263	55	1,368
Short positions	6	1	—	7

Total liabilities	$56	1,264	55	$1,375

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
As of December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$458	—	—		$458
U.S. Government sponsored agencies	—	2,142	—		2,142
Obligations of states and political subdivisions	—	243	—		243
Agency mortgage-backed securities	—	11,382	—		11,382
Residual interests in securitizations	—	—	174	(c)	174
Other bonds, notes and debentures	—	2,395	—		2,395
Other securities (a)	517	9	—		526

Available-for-sale securities (a)	975	16,171	174		17,320
Trading securities:
Obligations of states and political subdivisions	—	56	1		57
Agency mortgage-backed securities	—	24	—		24
Other bonds, notes and debentures	—	201	4		205
Other securities	61	—	8		69

Trading securities	61	281	13		355
Residential mortgage loans held for sale	—	1,470	—		1,470
Residential mortgage loans (b)	—	—	26		26
Derivative assets	33	1,616	84		1,733

Total assets	$1,069	19,538	297		$20,904

Liabilities:
Other liabilities (d)	$6	1,013	75		1,094

Total liabilities	$6	1,013	75		$1,094

	Fair Value Measurements Using
As of June 30, 2009 ($ in millions)	Level 1	Level 2	Level 3		Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$357	—	—		357
U.S. Government sponsored agencies	—	1,744	—		1,744
Obligations of states and political subdivisions	—	302	—		302
Agency mortgage-backed securities	—	9,346	—		9,346
Residual interests in securitizations	—	—	162	(c)	162
Other bonds, notes and debentures	—	2,878	—		2,878
Other securities (a)	426	8	—		434

Available-for-sale securities (a)	783	14,278	162		15,223

Trading securities:
Obligations of states and political subdivisions	—	481	—		481
Agency mortgage-backed securities	—	14	—		14
Other bonds, notes and debentures	—	811	—		811
Other securities	41	7	—		48

Trading securities	41	1,313	—		1,354
Residential mortgage loans held for sale	—	2,638	—		2,638
Residential mortgage loans (b)	—	—	14		14
Derivative assets	65	1,935	76		2,076

Total assets	$889	20,164	252		$21,305

Liabilities:
Other liabilities (d)	36	1,221	26		1,283

Total liabilities	$36	1,221	26		$1,283

(a)	Excludes FHLB and FRB restricted stock totaling $551 and $343, respectively, at June 30, 2010, $551 and $342, respectively, at December 31, 2009 and $551 and $287, respectively, at June 30, 2009.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	See Note 9 for a sensitivity analysis on these level 3 assets.
(d)	Includes derivative liabilities with a negative fair value and short positions

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

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, other asset-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds. Agency mortgage-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds are generally valued using a market approach based on observable prices of securities with similar characteristics. Non-agency mortgage-backed securities and other asset-backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities at June 30, 2010, the Bancorp measured fair value using a discount rate based on the assumed holding period.

Residential mortgage loans held for sale and held for investment

For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain adjustable rate mortgage loans (ARM loans), discounted cash flow (DCF) models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. The anticipated portfolio composition includes the effect of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. Residential mortgage loans held for sale that are valued based on mortgage backed securities prices are classified within Level 2 of the valuation hierarchy as the valuation is based on external pricing for similar instruments. ARM loans classified as held for sale are also classified within Level 2 of the valuation hierarchy due to the use of observable inputs in the DCF model. These observable inputs include interest rate spreads from agency mortgage-backed securities market rates and observable discount rates. For residential mortgage loans reclassified from held for sale to held for investment, the fair value estimation is based primarily on the underlying collateral values. Therefore, these loans are classified within Level 3 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2010, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrants associated with the Processing Business Sale allow the Bancorp to purchase an incremental 10% nonvoting interest in FTPS under certain defined conditions involving change of control. The fair value of the warrants is calculated using a Black-Scholes option valuation model using probability weighted scenarios assuming expected terms of 9 to 19 years, expected volatilities of 36.6% to 39.4%, risk free rates of 3.03% to 3.89%, and expected dividend rate of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

In connection with the Processing Business Sale, the Bancorp provided Advent International (Advent) with certain put options that are exercisable in the event of certain circumstances. The fair value of the put rights was calculated using a Black-Scholes option valuation model using probability weighted scenarios assuming expected terms of 1 to 3.5 years, expected volatilities of 31.5% to 44.4%, risk free rates of 0.35% to 1.28%, and expected dividend rate of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms.

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

The net fair value of the interest rate lock commitments at June 30, 2010 was $22 million. At June 30, 2010, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of approximately $7 million and $11 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of approximately $11 million and $26 million, respectively, at June 30, 2010. The decrease in fair value of interest rate lock commitments at June 30, 2010 due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively. These sensitivities are hypothetical and should be

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Three Months Ended June 30, 2010 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net (a)	Equity Derivatives, Net (a)	Total Fair Value
Beginning balance	$7	36	7	(1)	$49
Total gains or losses (realized/unrealized):
Included in earnings	—	—	72	11	83
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	(2)	(2)	(55)	20	(39)
Transfers into Level 3 (b)	—	7	—	—	7

Ending balance	$5	41	24	30	$100

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010 (c)	—	—	21	11	$32

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Three Months Ended June 30, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (e)	Total Fair Value
Beginning balance	$154	11	36	$201
Total gains or losses (realized/unrealized):
Included in earnings	2	(1)	(16)	(15)
Included in other comprehensive income	1	—	—	1
Purchases, sales, issuances and settlements, net	5	—	30	35
Transfers into Level 3 (b)	—	4	—	4

Ending balance	$162	14	50	$226

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 (c)	$2	(1)	3	$4

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Six Months Ended June 30, 2010 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net (a)	Equity Derivatives, Net (a)	Total Fair Value
Beginning balance	$174	$13	26	(2)	11	$222
Total gains or losses (realized/unrealized):
Included in earnings	—	3	—	108	(1)	110
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net (d)	(174)	(11)	—	(82)	20	(247)
Transfers into Level 3 (b)	—	—	15	—	—	15

Ending balance	$—	$5	41	24	30	$100

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010 (c)	$—	(1)	1	26	(1)	$25

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Six Months Ended June 30, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (e)	Total Fair Value
Beginning balance	$146	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	4	(2)	52	54
Included in other comprehensive income	2	—	—	2
Purchases, sales, issuances and settlements, net	10	(1)	(26)	(17)
Transfers into Level 3 (b)	—	10	—	10

Ending balance	$162	14	50	$226

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 (c)	$4	(1)	4	$7

(a)	Net interest rate derivatives include derivative assets and liabilities of $25 and $1, respectively. Net equity derivatives include derivative assets and liabilities of $84 and $54, respectively.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs. See Note 3 for further discussion.
(e)	Net derivatives include derivative assets and liabilities of $76 and $26, respectively.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Interest income	$—	4	$—	7
Corporate banking revenue	—	—	—	1
Mortgage banking net revenue	72	(16)	108	49
Other noninterest income	11	(1)	(1)	—
Securities gains (losses), net	—	(2)	3	(3)

Total gains (losses), net	$83	(15)	$110	54

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2010 and 2009 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Interest income	$—	4	$—	7
Corporate banking revenue	—	—	1	1
Mortgage banking net revenue	22	(2)	26	(2)
Other noninterest income	10	4	(1)	4
Securities gains (losses), net	—	(2)	(1)	(3)

Total gains, net	$32	4	$25	7

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

	Fair Value Measurements Using				Total Losses
June 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Commercial nonaccrual loans held for sale	$—	—	26	$26	($9)	($15)
Commercial and industrial loans	10	—	96	106	(125)	(261)
Commercial mortgage loans	13	—	130	143	(67)	(132)
Commercial construction loans	6	—	80	86	(55)	(108)
Mortgage servicing rights	—	—	646	646	(100)	(106)
Other real estate owned property	—	—	200	200	(45)	(94)

Total	$29	—	1,178	$1,207	($401)	($716)

	Fair Value Measurements Using				Total Gains (Losses)
June 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Commercial nonaccrual loans held for sale	$—	—	29	$29	($7)	($10)
Commercial and industrial loans	—	—	175	175	(130)	(252)
Commercial mortgage loans	—	—	169	169	(62)	(124)
Commercial construction loans	—	—	205	205	(97)	(180)
Mortgage servicing rights	—	—	305	305	50	(19)
Other real estate owned property	—	—	120	120	(45)	(97)
Investment in FTPS Holding, LLC	—	524	—	524	—	—

Total	$—	524	1,003	$1,527	($291)	($682)

During the second quarter of 2010, the Bancorp did not transfer any commercial loans from the portfolio to loans held for sale. In addition, existing loans held for sale with a fair value of $26 million were further adjusted based on appraisals of the underlying collateral value and, therefore, classified within Level 3 of the valuation hierarchy.

During the second quarter of 2010 and 2009, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. Amounts that are based on bids for the loans in active markets were classified within Level 1 of the valuation hierarchy. In cases where the carrying value exceeds the fair value of the collateral or quoted bids, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the three months ended June 30, 2010 and 2009, the Bancorp recognized a temporary impairment of $100 million and a temporary impairment recovery of $50 million, respectively, in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Bancorp recognized a temporary impairment of $106 million and $19 million, respectively, on these fair value adjustments. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 9 for further information on the Bancorp’s MSRs.

During the second quarter of 2010 and 2009, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) and measured at the lower of carrying amount or fair value, less costs to sell. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous table reflects the fair value measurements of the properties before deducting the estimated costs to sell.

On June 30, 2009, the Bancorp recorded an investment in FTPS Holdings, LLC related to its retained noncontrolling interest from the Processing Business Sale. The investment’s fair value was based on the Bancorp’s proportional share of the LLC’s equity capital and was measured using observable data directly from the sales transaction with Advent. Therefore, this investment was classified within Level 2 of the valuation hierarchy. In subsequent periods, the investment in FTPS Holdings, LLC has been recorded under the equity method of accounting.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Option

The Bancorp has elected to measure residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $7 million and $4 million were transferred to the Bancorp’s portfolio during the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, residential loans with fair values of $15 million and $10 million, respectively, were transferred to the Bancorp’s portfolio. The net impact related to fair value adjustments on these loans was immaterial to the Bancorp during the three and six months ended June 30, 2010 and 2009.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $2 million and $27 million, respectively, during the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, fair value changes included in earnings for instruments for which the fair value option was elected included losses of $56 million and $66 million, respectively. These losses are reported as mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans measured at fair value were $5 million and $6 million during the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, losses included in earnings attributable to changes in instrument-specific credit risk for residential mortgage loans measured at fair value were $1 million. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
As of June 30, 2010
Residential mortgage loans measured at fair value	$1,788	1,702	$86
Past due loans of 90 days or more	6	7	(1)
Nonaccrual loans	1	1	—

As of December 31, 2009
Residential mortgage loans measured at fair value	$1,496	1,463	$33
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	1	1	—

As of June 30, 2009
Residential mortgage loans measured at fair value	$2,652	2,609	$43
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	—	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value of Certain Financial Instruments

The following table summarizes carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis at June 30, 2010:

($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,216	2,216
Other securities	894	894
Held-to-maturity securities	354	354
Other short-term investments	4,322	4,322
Loans held for sale	403	403
Portfolio loans and leases:
Commercial and industrial loans	24,688	26,138
Commercial mortgage loans	10,681	9,901
Commercial construction loans	2,657	2,119
Commercial leases	3,166	2,882
Residential mortgage loans (a)	7,304	6,675
Home equity	11,703	9,712
Automobile loans	10,173	10,407
Credit card	1,650	1,722
Other consumer loans and leases	663	687
Unallocated allowance for loan and lease losses	(187)	—

Total portfolio loans and leases, net (a)	72,498	70,243

Financial liabilities:
Deposits	82,115	82,308
Federal funds purchased	240	240
Other short-term borrowings	1,556	1,556
Long-term debt	10,989	10,961

(a)	Excludes $41 of residential mortgage loans measured at fair value on a recurring basis.

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

Held-to-maturity securities

The Bancorp's held-to-maturity securities are primarily composed of instruments that provide income tax credits as the economic return on the investment. The fair value of these instruments is estimated based on current U.S. Treasury tax credit rates.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The results of operations and average assets by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended June 30, 2010:
Net interest income (a)	$390	380	96	36	(15)	—		$887
Provision for loan and lease losses	188	121	117	8	(109)	—		325

Net interest income (loss) after provision for loan and lease losses (a)	202	259	(21)	28	94	—		562
Noninterest income:
Service charges on deposits	47	101	—	2	(1)	—		149
Mortgage banking net revenue	—	3	111	—	—	—		114
Corporate banking revenue	89	4	—	—	—	—		93
Investment advisory revenue	3	25	—	84	—	(25	)(b)	87
Card and processing revenue	9	76	2	—	(3)	—		84
Other noninterest income	16	18	10	1	40	—		85
Securities gains (losses), net	—	—	—	—	8	—		8

Total noninterest income	164	227	123	87	44	(25)		620
Noninterest expense:
Salaries, wages and incentives	53	111	41	33	118	—		356
Employee benefits	9	30	8	6	20	—		73
Net occupancy expense	4	43	2	2	22	—		73
Technology and communications	3	4	—	1	37	—		45
Equipment expense	1	12	—	—	18	—		31
Card and processing expense	—	26	4	—	1	—		31
Other noninterest expense	171	165	84	58	(127)	(25)		326

Total noninterest expense	241	391	139	100	89	(25)		935

Income (loss) before income taxes	125	95	(37)	15	49	—		247
Applicable income tax expense (benefit) (a)	9	33	(13)	5	21	—		55

Net income (loss)	116	62	(24)	10	28	—		192
Dividends on preferred stock	—	—	—	—	62	—		62

Net income (loss) available to common shareholders	$116	62	(24)	10	(34)	—		$130

Average assets	$43,278	49,938	21,897	6,450	(8,950)	—		$112,613

Goodwill at June 30, 2010	$613	1,656	—	148	—	—		$2,417

(a)	Includes fully taxable-equivalent adjustments of $5.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended June 30, 2009:
Net interest income (a)	$339	395	136	39	(73)	—		$836
Provision for loan and lease losses	290	149	169	18	415	—		1,041

Net interest income (loss) after provision for loan and lease losses (a)	49	246	(33)	21	(488)	—		(205)
Noninterest income:
Service charges on deposits	49	111	—	2	—	—		162
Mortgage banking net revenue	—	7	140	—	—	—		147
Corporate banking revenue	88	2	—	3	—	—		93
Investment advisory revenue	3	20	—	76	—	(20	)(c)	79
Card and processing revenue	7	67	—	—	190	(21	)(b)	243
Gain on sale of processing business	—	—	—	—	1,764	—		1,764
Other noninterest income	18	22	9	—	—	—		49
Securities gains (losses), net	—	—	41	—	5	—		46

Total noninterest income	165	229	190	81	1,959	(41)		2,583
Noninterest expense:
Salaries, wages and incentives	48	95	50	30	123	—		346
Employee benefits	8	27	8	6	26	—		75
Net occupancy expense	4	42	2	2	29	—		79
Technology and communications	2	4	—	1	38	—		45
Equipment expense	1	12	—	—	18	—		31
Card and processing expense	—	11	(3)	—	67	—		75
Other noninterest expense	199	156	95	48	(87)	(41)		370

Total noninterest expense	262	347	152	87	214	(41)		1,021

Income (loss) before income taxes	(48)	128	5	15	1,257	—		1,357
Applicable income tax expense (benefit) (a)	(46)	45	2	6	468	—		475

Net income (loss)	(2)	83	3	9	789	—		882
Dividends on preferred stock	—	—	—	—	26	—		26

Net income (loss) available to common shareholders	($2)	83	3	9	763	—		$856

Average assets	$46,677	50,620	23,315	5,597	(10,331)	—		$115,878

Goodwill at June 30, 2009	$613	1,656	—	148	—	—		$2,417

(a)	Includes fully taxable-equivalent adjustments of $5.
(b)	Card and processing revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Six months ended June 30, 2010:
Net interest income (a)	$767	763	205	74	(21)	—		$1,788
Provision for loan and lease losses	466	275	254	21	(101)	—		915

Net interest income (loss) after provision for loan and lease losses (a)	301	488	(49)	53	80	—		873
Noninterest income:
Service charges on deposits	95	193	—	3	—	—		291
Mortgage banking net revenue	—	10	255	1	—	—		266
Corporate banking revenue	165	7	—	2	—	—		174
Investment advisory revenue	5	51	—	171	—	(50	)(b)	177
Card and processing revenue	16	144	4	1	(7)	—		158
Other noninterest income	45	36	19	—	60	—		160
Securities gains (losses), net	—	—	—	—	21	—		21

Total noninterest income	326	441	278	178	74	(50)		1,247
Noninterest expense:
Salaries, wages and incentives	105	215	71	63	232	—		686
Employee benefits	22	60	16	14	47	—		159
Net occupancy expense	8	87	4	5	46	—		150
Technology and communications	6	8	1	1	74	—		90
Equipment expense	1	24	—	—	35	—		60
Card and processing expense	1	49	6	—	—	—		56
Other noninterest expense	336	321	158	114	(189)	(50)		690

Total noninterest expense	479	764	256	197	245	(50)		1,891

Income (loss) before income taxes	148	165	(27)	34	(91)	—		229
Applicable income tax expense (benefit) (a)	(19)	58	(9)	11	6	—		47

Net income (loss)	167	107	(18)	23	(97)	—		182
Dividends on preferred stock	—	—	—	—	125	—		125

Net income (loss) available to common shareholders	$167	107	(18)	23	(222)	—		$57

Average assets	$43,504	49,632	21,988	6,381	(8,484)	—		$113,021

Goodwill at June 30, 2010	$613	1,656	—	148	—	—		$2,417

(a)	Includes fully taxable-equivalent adjustments of $9.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Six months ended June 30, 2009:
Net interest income (a)	$675	775	271	76	(180)	—		$1,617
Provision for loan and lease losses	508	277	304	27	698	—		1,814

Net interest income (loss) after provision for loan and lease losses (a)	167	498	(33)	49	(878)	—		(197)
Noninterest income:
Service charges on deposits	97	207	—	4	—	—		308
Mortgage banking net revenue	—	9	271	1	—	—		281
Corporate banking revenue	196	5	—	6	(1)	—		206
Investment advisory revenue	5	38	—	153	—	(38	)(c)	158
Card and processing revenue	13	127	2	1	362	(39	)(b)	466
Gain on sale of processing business	—	—	—	—	1,764	—		1,764
Other noninterest income	38	45	19	—	(42)	—		60
Securities gains (losses), net	—	—	56	—	(19)	—		37

Total noninterest income	349	431	348	165	2,064	(77)		3,280
Noninterest expense:
Salaries, wages and incentives	95	192	87	56	243	—		673
Employee benefits	21	55	15	13	54	—		158
Net occupancy expense	9	84	3	5	57	—		158
Technology and communications	3	8	1	1	77	—		90
Equipment expense	1	23	—	—	38	—		62
Card and processing expense	—	21	(1)	—	121	—		141
Other noninterest expense	372	301	161	95	(150)	(77)		702

Total noninterest expense	501	684	266	170	440	(77)		1,984

Income before income taxes	15	245	49	44	746	—		1,099
Applicable income tax expense (benefit) (a)	(52)	86	17	15	101	—		167

Net income	67	159	32	29	645	—		932
Dividends on preferred stock	—	—	—	—	103	—		103

Net income available to common shareholders	$67	159	32	29	542	—		$829

Average assets	$47,471	50,130	23,367	5,434	(9,130)	—		$117,272

Goodwill at June 30, 2009	$613	1,656	—	148	—	—		$2,417

(a)	Includes fully taxable-equivalent adjustments of $10.
(b)	Card and processing revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.
(c)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

19. Subsequent Event

As previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, the Bancorp intends to surrender a BOLI policy that has been the subject of ongoing litigation claims between the Bancorp and the insurance carrier. On August 3, 2010, an agreement to settle these claims was reached among the parties to the litigation. As a result of the settlement, the Bancorp expects to record a pre-tax benefit, net of expenses, of approximately $125 million in the third quarter of 2010 in accordance with ASC Topic 450-30, “Gain Contingencies”.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item  1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2010 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2010.

Defaults Upon Senior Securities (Item 3)

None.

(Removed and Reserved) (Item 4)

Other Information (Item 5)

Refer to Note 19 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, for information regarding a subsequent event.

Exhibits (Item 6)

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Amended Code of Regulations of Fifth Third Bancorp as of June 15, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2010.

10.1	Form of Letter Agreement dated June 29, 2010 executed by each of Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert A. Sullivan and Mary Tuuk with the Company.*

10.2	Form of Addendum No. 1 to Agreement Regarding Portion of Salary Payable in Phantom Stock Units executed by each of Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert A. Sullivan and Mary Tuuk with the Company.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail**.

*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 9, 2010	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer