Form 10-Q
period 2010-09-30
FIFTH THIRD BANCORP
filed 2010-11-08
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

There were 796,283,198 shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2010.

FINANCIAL CONTENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act); (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties in separating Fifth Third Processing Solutions from Fifth Third; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Fifth Third Web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Glossary of Terms

Fifth Third Bancorp provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion & Analysis of Financial Condition & Results of Operations and in the Notes to Condensed Consolidated Financial Statements.

ALCO: Asset Liability Management Committee

ALLL: Allowance for Loan and Lease Losses

ARM: Adjustable Rate Mortgage

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

BOLI: Bank Owned Life Insurance

bp: Basis point(s)

CDC: Fifth Third Community Development Corporation

CPP: Capital Purchase Program

DCF: Discounted Cash Flow

EESA: Emergency Economic Stabilization Act of 2008

ERISA: Employee Retirement Income Security Act

ERM: Enterprise Risk Management

ERMC: Enterprise Risk Management Committee

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

FICO: Fair Isaac Corporation (credit rating)

FNMA: Federal National Mortgage Association

FRB: Federal Reserve Bank

FTE: Fully Taxable Equivalent

FTP: Funds Transfer Pricing

FTS: Fifth Third Securities

GNMA: Government National Mortgage Association

IRS: Internal Revenue Service

LIBOR: London InterBank Offered Rate

LTV: Loan-to-Value

MD&A: Management’s Discussion & Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

MVE: Market Value of Equity

NII: Net Interest income

OCI: Other Comprehensive Income

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

QSPE: Qualifying Special-Purpose Entity

SEC: United States Securities and Exchange Commission

SCAP: Supervisory Capital Assessment Program

TAG: Transaction Account Guarantee

TARP: Troubled Asset Relief Program

TDR: Troubled Debt Restructuring

TSA: Transition Service Agreement

U.S. GAAP: Accounting principles generally accepted in the United States of America

VIE: Variable Interest Entity

VRDN: Variable Rate Demand Note

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is MD&A of certain significant factors that have affected Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: Selected Financial Data

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions, except per share data)	2010	2009	% Change	2010	2009	% Change
Income Statement Data
Net interest income (a)	$916	874	5	$2,703	2,491	9
Noninterest income	827	851	(3)	2,074	4,130	(50)
Total revenue (a)	1,743	1,725	1	4,777	6,621	(28)
Provision for loan and lease losses	457	952	(52)	1,372	2,766	(50)
Noninterest expense	979	876	12	2,869	2,859	—
Net income (loss) attributable to Bancorp	238	(97)	NM	420	835	(50)
Net income (loss) available to common shareholders	175	(159)	NM	233	670	(65)

Common Share Data
Earnings per share, basic	$0.22	(0.20)	NM	$0.29	1.00	(71)
Earnings per share, diluted	0.22	(0.20)	NM	0.29	0.91	(68)
Cash dividends per common share	0.01	0.01	—	0.03	0.03	—
Market value per share	12.03	10.13	19	12.03	10.13	19
Book value per share	12.86	12.69	2	12.86	12.69	2

Financial Ratios (%)
Return on assets	0.84	(0.34)	NM	0.50	0.96	(48)
Return on average common equity	6.8	(6.1)	NM	3.1	10.1	(69)
Average equity as a percent of average assets	12.38	12.24	1	12.12	11.06	10
Tangible equity (b)	10.04	10.08	—	10.04	10.08	—
Tangible common equity (b)	6.70	6.74	(1)	6.70	6.74	(1)
Net interest margin (a)	3.70	3.43	8	3.63	3.25	12
Efficiency (a)	56.2	50.8	11	60.1	43.2	39

Credit Quality
Net losses charged off	$956	$756	26	$1,972	1,872	5
Net losses charged off as a percent of average loans and leases	4.95	3.75	32	3.41	3.06	11
Allowance for loan and lease losses as a percent of loans and leases	4.20	4.69	(10)	4.20	4.69	(10)
Allowance for credit losses as a percent of loans and leases (c)	4.51	5.06	(11)	4.51	5.06	(11)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (d)	2.72	4.09	(33)	2.72	4.09	(33)

Average Balances
Loans and leases, including held for sale	$78,854	82,889	(5)	$79,262	84,559	(6)
Total securities and other short-term investments	19,309	18,064	7	20,248	17,889	13
Total assets	111,854	113,453	(1)	112,628	115,985	(3)
Transaction deposits (e)	64,941	55,607	17	64,887	54,034	20
Core deposits (f)	75,202	69,871	8	76,099	68,492	11
Wholesale funding (g)	19,236	25,947	(26)	19,473	30,707	(37)
Bancorp shareholders’ equity	13,872	13,885	—	13,652	12,826	6

Regulatory Capital Ratios (%)
Tier I capital	13.85	13.19	5	13.85	13.19	5
Total risk-based capital	18.28	17.43	5	18.28	17.43	5
Tier I leverage	12.54	12.34	2	12.54	12.34	2
Tier I common equity (b)	7.34	7.01	5	7.34	7.01	5

(a)	Amounts presented on an FTE basis. The FTE adjustments were $4 and $5 for the three months ended September 30, 2010 and 2009, respectively, and $13 and $15 for the nine months ended September 30, 2010 and 2009, respectively.
(b)	The tangible equity, tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits of commercial customers.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100 thousand and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.
NM:	Not meaningful

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2010, the Bancorp had $112 billion in assets, operated 16 affiliates with 1,309 full-service Banking Centers, including 101 Bank Mart® locations open seven days a week inside select grocery stores, and 2,390 Jeanie® ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 49% interest in Fifth Third Processing Solutions, LLC.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the glossary section on page 3 of MD&A for a list of acronyms included as a tool for the reader of this quarterly report on Form 10-Q. The acronyms identified therein are used throughout this MD&A as well as the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2010, net interest income, on an FTE basis, and noninterest income provided 53% and 47% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Net interest income, net interest margin and the efficiency ratio are presented in MD&A on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Noninterest income is derived primarily from service charges on deposits, corporate banking revenue, mortgage banking net revenue, fiduciary and investment management fees and card and processing revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, costs incurred in the origination of loans and leases, and insurance premiums paid to the FDIC.

Recent Legislative Developments

On July 21, 2010, the Dodd-Frank Act was signed into law. This act significantly changes the financial services industry and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The legislation establishes a Bureau of Consumer Financial Protection, changes the base for deposit insurance assessments, gives the Federal Reserve the ability to regulate and limit interchange rates charged to merchants for the use of debit cards, and excludes certain instruments currently included in determining Tier I regulatory capital. This act calls for federal regulatory agencies to adopt hundreds of new rules and conduct multiple studies over the next several years in order to implement its provisions. While the total impact of this legislation on Fifth Third is not currently known, the impact is expected to be substantial and may have an adverse impact on Fifth Third’s financial performance and growth opportunities.

Earnings Summary

The Bancorp’s net income available to common shareholders for the quarter ended September 30, 2010 was $175 million, or $0.22 per diluted share, which included $63 million in preferred stock dividends. For the quarter ended September 30, 2009, the Bancorp’s net loss available to common shareholders was $159 million, or $0.20 per diluted share, which included $62 million in preferred stock dividends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2010 was $233 million, or $0.29 per diluted share, which included $187 million in preferred stock dividends. For the nine months ended September 30, 2009, the Bancorp’s net income available to common shareholders was $670 million, or $0.91 per diluted share, which included $165 million in preferred stock dividends.

Net interest income (FTE) increased five percent in the third quarter of 2010 to $916 million, compared to $874 million in the same period last year, and increased nine percent to $2.7 billion during the nine months ended September 30, 2010, compared to $2.5 billion in the same period last year. The primary reason for the increase in net interest income was an increase in the interest rate spread, which increased 34 bp from the third quarter of 2009 and increased 42 bp compared to the nine months ended September 30, 2009. This was the result of a mix shift from higher cost term deposits to lower cost deposit products, as well as a decrease in average interest-bearing liabilities, partially offset by reduced loan demand. Third quarter 2010 and 2009 results included $14 million and $29 million, respectively, of net interest income due to the accretion of premiums and discounts on loans and deposits from acquisitions during 2008, while the nine months ended September 30, 2010 and 2009 included $52 million and $109 million, respectively. Excluding these adjustments, net interest income increased $57 million, or seven percent, from the third quarter of 2009 and increased $269 million, or 11%, from the nine months ended September 30, 2009. Net interest margin was 3.70% in the third quarter of 2010 and 3.63% for the nine months ended September 30, 2010, an increase of 27 bp from the third quarter of 2009 and 38 bp from the nine months ended September 30, 2009.

Noninterest income decreased three percent to $827 million in the third quarter of 2010 compared to the same period last year and decreased 50% to $2.1 billion in the nine months ended September 30, 2010 compared to the same period in 2009. Third quarter 2010 results include $152 million from the settlement of litigation associated with one of the Bancorp’s BOLI policies. Third quarter 2009 results include a $244 million gain from the sale of the Bancorp’s Visa, Inc. Class B common shares. Excluding these items, noninterest income increased $68 million, or 11%, driven by strong growth in mortgage banking net revenue. Results for the nine months ended September 30, 2010 included the $152 million BOLI settlement discussed above, while results for the nine months ended September 30, 2009 included a $1.8 billion gain generated by the sale of a majority interest in its merchant acquiring and financial institutions processing business (Processing Business Sale) and the $244 million gain from the sale of Visa, Inc. Class B common shares. Excluding these items, noninterest income decreased $206 million, or 10%, driven primarily by lower card and processing revenue due to the Processing Business Sale, as well as decreases in service charges on deposits and corporate banking revenue, partially offset by strong growth in mortgage banking net revenue.

Noninterest expense increased $103 million, or 12%, compared to the third quarter of 2009 and remained relatively flat compared to the nine months ended September 30, 2009. Results for the third quarter of 2010 included $25 million in legal expenses associated with the BOLI settlement discussed above while the third quarter of 2009 included the reversal of a $73 million Visa litigation reserve. Excluding these items, noninterest expense remained relatively flat compared to the third quarter of 2009 as decreases in the provision for unfunded commitments and letters of credit were offset by higher FDIC insurance premiums and an increase in expenses related to representations and warranties on residential mortgage loans sold to third-parties.

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Throughout 2009 and into 2010, the Bancorp continued to be affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends, however, continued to show signs of moderation in 2010 and, as a result, the provision for loan and lease losses decreased 52% to $457 million for the three months ended September 30, 2010, compared to $952 million during the three months ended September 30, 2009, and decreased 50% to $1.4 billion for the nine months ended September 30, 2010, compared to $2.8 billion during the same period in 2009.

Net charge-offs as a percent of average loans and leases increased to 4.95% during the third quarter of 2010 compared to 3.75% during the third quarter of 2009 and increased to 3.41% for the nine months ended September 30, 2010, compared to 3.06% in the same period in 2009. The increase for both periods was due to the effect of actions taken by the Bancorp to reduce credit risk. During the third quarter of 2010, residential mortgage loans in the Bancorp’s portfolio with a carrying value of $228 million were sold for $105 million, generating $123 million in net charge-offs. Additionally, commercial loans with a carrying value prior to transfer of $961 million were transferred to held for sale, generating $387 million in net charge-offs. As a result of these actions, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 2.72% at September 30, 2010, compared to 4.22% at December 31, 2009 and 4.09% at September 30, 2009. Nonperforming assets as a percent of loans, leases and other assets, including OREO and nonaccrual loans held for sale was 3.51% at September 30, 2010, compared to 4.38% at December 31, 2009 and 4.34% at September 30, 2009. For further discussion on credit quality, see the Credit Risk Management section.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of September 30, 2010, the Tier I capital ratio was 13.85%, the Tier I leverage ratio was 12.54% and the total risk-based capital ratio was 18.28%.

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

The following table reconciles U.S. GAAP to non-GAAP financial measures as of:

TABLE 2: Non-GAAP Financial Measures

As of ($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Total Bancorp shareholders’ equity (U.S. GAAP)	$13,884	13,497	13,688
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(72)	(106)	(119)
Accumulated other comprehensive income	(432)	(241)	(285)

Tangible equity (1)	10,963	10,733	10,867
Less: Preferred stock	(3,642)	(3,609)	(3,599)

Tangible common equity (2)	$7,321	7,124	7,268

Total assets (U.S. GAAP)	$112,322	113,380	110,740
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(72)	(106)	(119)
Accumulated other comprehensive income, before tax	(665)	(370)	(438)

Tangible assets, excluding unrealized gains / losses (3)	$109,168	110,487	107,766

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,884	13,497	13,688
Goodwill and certain other intangibles	(2,525)	(2,565)	(2,559)
Unrealized gains	(432)	(241)	(285)
Qualifying trust preferred securities	2,763	2,763	2,763
Other	8	(26)	(33)

Tier I capital	13,698	13,428	13,574
Less: Preferred stock	(3,642)	(3,609)	(3,599)
Qualifying trust preferred securities	(2,763)	(2,763)	(2,763)
Qualified noncontrolling (minority) interest in consolidated subsidiaries	(30)	—	—

Tier I common equity (4)	$7,263	7,056	7,212

Risk-weighted assets (5) (a)	$98,904	100,933	102,875

Ratios:
Tangible equity (1) / (3)	10.04%	9.71	10.08
Tangible common equity (2) / (3)	6.70%	6.45	6.74
Tier I common equity (4) / (5)	7.34%	6.99	7.01

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, resulting in the Bancorp’s total risk-weighted assets.

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

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for allowance for loan and lease losses, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management's Discussion and Analysis - Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009. No material changes have been made to the valuation techniques or models during the nine months ended September 30, 2010.

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

Tables 3 and 4 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2010 and 2009. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $916 million for the third quarter of 2010, an increase of $42 million from the third quarter of 2009. For the nine months ended September 30, 2010, net interest income was $2.7 billion, an increase of $212 million from the same period in 2009. Included within net interest income are adjustments related to the accretion of discounts on acquired loans and deposits, primarily as a result of the second quarter 2008 acquisition of First Charter, which increased net interest income $14 million and $52 million during the three and nine months ended September 30, 2010, respectively, compared to $29 million and $109 million during the three and nine months ended September 30, 2009, respectively. The purchase accounting accretion reflects the high discount rate in the market at the time of the acquisition; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $10 million in additional net interest income during the remainder of 2010 and $41 million in 2011 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits. Exclusive of the impact of these items, net interest income increased $57 million compared to the third quarter of 2009 and increased $269 million compared to the nine months ended September 30, 2009.

For the three and nine months ended September 30, 2010, net interest income was positively impacted by a decrease of $3.7 billion and $6.4 billion, respectively, in average interest-bearing liabilities coupled with a mix shift to lower cost core deposits from the same periods in 2009. This was primarily a result of runoff of higher priced term deposits as well as the benefit of lower rates offered on new term deposits. The nine months ended 2010 also benefited from an increase in the average equity position as a result of capital actions taken during the second quarter of 2009. This activity was partially offset by decreases of $2.8 billion and $2.9 billion for the three and nine months ended September 30, 2010, respectively, in average interest-earning assets. The shift in funding composition and improved pricing spreads on commercial loans resulted in an increase in the net interest rate spread to 3.44% and 3.35% for the three and nine months ended September 30, 2010, respectively, compared to 3.10% and 2.93% for the three and nine months ended September 30, 2009, respectively.

Net interest margin increased to 3.70% and 3.63% for the three and nine months ended September 30, 2010, respectively, compared to 3.43% and 3.25% in the same prior year periods. Net interest margin was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest margin approximately 5 bp and 6 bp during the three and nine months ended September 30, 2010, respectively, compared to 10 bp and 13 bp increases in same prior year periods. Exclusive of these adjustments, net interest margin increased 32 bp in the third quarter of 2010 and increased 45 bp during the nine months ended September 30, 2010 compared to the same prior year periods driven by improved pricing on new commercial loan originations and a shift in funding composition to lower cost core deposits, an increase in free-funding balances and a decrease in average rates paid on interest bearing liabilities.

Total average interest-earning assets for the three and nine months ended September 30, 2010 decreased three percent from the same periods in the prior year. For the third quarter of 2010, average commercial loans and average consumer loans decreased eight percent and one percent, respectively, compared to the third quarter of 2009. For the nine months ended September 30, 2010, average commercial loans and average consumer loans decreased nine percent and two percent, respectively, compared to the nine months ended September 30, 2009. These decreases were partially offset by an increase in the average investment portfolio of seven percent in the three months ended September 30, 2010 compared to the third quarter of 2009 and an increase of 13% in the nine months ended September 30, 2010 compared to the same period in 2009. Further detail on the Bancorp’s investment securities portfolio and loan and lease portfolio can be found in the Investment Securities and Loan and Leases sections, respectively, of MD&A.

Interest income from loans and leases decreased $25 million, or two percent, compared to the third quarter of 2009. The decrease in interest income was a result of a five percent decrease in average loan and lease balances partially offset by a 12 bp increase in average yield. Exclusive of the amortization and accretion of premiums and discounts on acquired loans, interest income from loans and leases decreased $10 million compared to the prior year third quarter. For the nine months ended September 30, 2010, interest income from loans and leases decreased $106 million, or four percent, compared to the same period in 2009, due to a six percent decrease in average loan balances partially offset by a 14 bp increase in the average yield. Exclusive of the amortization and accretion of premiums and discounts on

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

acquired loans, interest income from loans and leases decreased $49 million in the nine months ended September 30, 2010 compared to the same prior year period.

Interest income from investment securities and short-term investments decreased $19 million, or 10%, compared to the third quarter of 2009 and $36 million, or seven percent, for the nine months ended September 30, 2010 compared to the same prior year period. The decrease in the third quarter of 2010 was primarily the result of a 66 bp decrease on the average yield of the portfolio. The decrease for the nine months ended September 30, 2010 compared to the same period in 2009 was the result of a 72 bp decrease in the average yield partially offset by a 13% increase in the average investment portfolio.

During the third quarter of 2010, average core deposits increased $5.3 billion, or eight percent, compared to the third quarter of 2009 and $7.6 billion, or 11%, for the nine months ended September 30, 2010 compared to the same period in 2009. The increases compared to both periods were primarily due to an increase in average demand deposits, average interest checking balances and average savings balances, partially offset by a decrease in average time deposits. The cost of average core deposits decreased 34 bp from the third quarter of 2009 to 0.59% and decreased 37 bp from the nine months ended September 30, 2009 to 0.65%, primarily as the result of a mix shift to lower cost core deposits and a decrease in rates on average time deposits of 67 bp and 77 bp during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

During the third quarter of 2010, interest expense on wholesale funding decreased $34 million, or 25%, compared to the third quarter of 2009 and decreased $201 million, or 38%, for the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of a 26% and 37% decline in average balances, respectively, and lower rates on certificates of deposit of $100,000 and over. During the three and nine months ended September 30, 2010, wholesale funding represented 26% and 25%, respectively, of interest-bearing liabilities compared to 33% and 37%, respectively, during the same prior year periods. The decline in wholesale funding balances is primarily a result of a decrease in other short term borrowings due to a repayment of Term Auction Facility funds which had an average balance for the three and nine months ended September 30, 2009 of $3.9 billion and $6.0 billion, respectively, in addition to decreases of $4.0 billion and $4.6 billion in certificates of deposit over $100,000 during the three and nine months ended September 30, 2010, respectively, compared to the same periods in the prior year as a result of maturities on certificates of deposit over $100,000. The decreased reliance on wholesale funding in the three and nine months ended September 30, 2010 compared to the prior year periods was a result of growth of core deposits and a decline in average interest earning assets. Refer to the Capital Management section for additional information on the Bancorp’s capital actions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	September 30, 2010			September 30, 2009			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial and industrial loans	$26,348	$319	4.81%	$27,416	$302	4.36%	(12)	29	17
Commercial mortgage	11,462	115	3.97	12,449	132	4.22	(9)	(8)	(17)
Commercial construction	2,955	23	3.06	4,475	31	2.74	(11)	3	(8)
Commercial leases	3,257	35	4.34	3,522	41	4.59	(3)	(3)	(6)

Subtotal – commercial	44,022	492	4.44	47,862	506	4.19	(35)	21	(14)
Residential mortgage loans	9,897	120	4.81	10,820	143	5.23	(12)	(11)	(23)
Home equity	11,897	120	3.99	12,452	129	4.10	(6)	(3)	(9)
Automobile loans	10,517	151	5.71	8,871	141	6.32	24	(14)	10
Credit card	1,838	50	10.70	1,955	49	9.87	(3)	4	1
Other consumer loans/leases	683	32	18.59	929	22	9.59	(7)	17	10

Subtotal – consumer	34,832	473	5.38	35,027	484	5.48	(4)	(7)	(11)

Total loans and leases	78,854	965	4.85	82,889	990	4.73	(39)	14	(25)
Securities:
Taxable	15,580	159	4.06	15,652	180	4.55	(1)	(20)	(21)
Exempt from income taxes (b)	273	3	4.05	1,443	4	1.30	(6)	5	(1)
Other short-term investments	3,456	3	0.36	969	—	0.10	2	1	3

Total interest-earning assets	98,163	1,130	4.57	100,953	1,174	4.61	(44)	—	(44)
Cash and due from banks	2,283			2,257
Other assets	15,088			13,724
Allowance for loan and lease losses	(3,680)			(3,481)

Total assets	$111,854			$113,453

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$17,142	$12	0.29%	$14,869	$9	0.24%	1	2	3
Savings	19,905	24	0.48	16,967	29	0.67	4	(9)	(5)
Money market	4,940	5	0.39	4,280	6	0.55	1	(2)	(1)
Foreign office deposits	3,592	3	0.38	2,432	3	0.43	—	—	—
Other time deposits	10,261	67	2.57	14,264	116	3.24	(29)	(20)	(49)
Certificates - $100,000 and over	6,096	30	1.95	10,055	65	2.56	(22)	(13)	(35)
Other deposits	4	—	0.09	95	—	0.19	—	—	—
Federal funds purchased	302	—	0.17	404	—	0.15	—	—	—
Other short-term borrowings	1,880	1	0.21	5,285	4	0.32	(2)	(1)	(3)
Long-term debt	10,954	72	2.61	10,108	68	2.67	6	(2)	4

Total interest-bearing liabilities	75,076	214	1.13	78,759	300	1.51	(41)	(45)	(86)
Demand deposits	19,362			17,059
Other liabilities	3,544			3,750

Total liabilities	97,982			99,568
Total equity	13,872			13,885

Total liabilities and equity	$111,854			$113,453

Net interest income		$916			874		(3)	45	42
Net interest margin			3.70%			3.43%
Net interest rate spread			3.44			3.10
Interest-bearing liabilities to interest-earning assets			76.48			78.02

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $4 and $5 for the three months ended September 30, 2010 and 2009, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the nine months ended	September 30, 2010			September 30, 2009			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases (b):
Commercial and industrial loans	$26,276	$928	4.72%	$28,135	$870	4.14%	(60)	118	58
Commercial mortgage	11,689	358	4.09	12,641	417	4.41	(30)	(29)	(59)
Commercial construction	3,328	76	3.04	4,808	107	2.97	(33)	2	(31)
Commercial leases	3,353	112	4.46	3,532	109	4.13	(6)	9	3

Subtotal – commercial	44,646	1,474	4.41	49,116	1,503	4.09	(129)	100	(29)
Residential mortgage loans	9,590	352	4.92	11,137	470	5.64	(62)	(56)	(118)
Home equity	12,111	363	4.01	12,616	394	4.17	(16)	(15)	(31)
Automobile loans	10,292	460	5.98	8,751	416	6.36	69	(25)	44
Credit card	1,879	152	10.79	1,882	144	10.26	—	8	8
Other consumer loans/leases	744	81	14.54	1,057	61	7.64	(22)	42	20

Subtotal – consumer	34,616	1,408	5.44	35,443	1,485	5.60	(31)	(46)	(77)

Total loans and leases	79,262	2,882	4.86	84,559	2,988	4.72	(160)	54	(106)
Securities:
Taxable	16,285	500	4.10	15,526	537	4.62	25	(62)	(37)
Exempt from income taxes (b)	333	10	3.82	1,364	14	1.38	(16)	12	(4)
Other short-term investments	3,630	6	0.25	999	1	0.15	4	1	5

Total interest-earning assets	99,510	3,398	4.57	102,448	3,540	4.62	(147)	5	(142)
Cash and due from banks	2,231			2,347
Other assets	14,636			14,327
Allowance for loan and lease losses	(3,749)			(3,137)

Total assets	$112,628			$115,985

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$18,433	$40	0.29%	$14,647	$29	0.26%	8	3	11
Savings	19,279	84	0.58	16,651	96	0.77	13	(25)	(12)
Money market	4,748	15	0.42	4,334	21	0.63	1	(7)	(6)
Foreign office deposits	3,228	9	0.36	1,970	7	0.49	4	(2)	2
Other time deposits	11,212	225	2.68	14,458	373	3.45	(74)	(74)	(148)
Certificates - $100,000 and over	6,496	101	2.08	11,098	233	2.81	(81)	(51)	(132)
Other deposits	6	—	0.06	193	—	0.21	—	—	—
Federal funds purchased	262	—	0.16	548	1	0.22	(1)	—	(1)
Other short-term borrowings	1,604	3	0.22	7,620	40	0.70	(20)	(17)	(37)
Long-term debt	11,105	218	2.63	11,248	249	2.96	(3)	(28)	(31)

Total interest-bearing liabilities	76,373	695	1.22	82,767	1,049	1.69	(153)	(201)	(354)
Demand deposits	19,199			16,432
Other liabilities	3,404			3,960

Total liabilities	98,976			103,159
Total equity	13,652			12,826

Total liabilities and equity	$112,628			$115,985

Net interest income		$2,703			$2,491		6	206	212
Net interest margin			3.63%			3.25%
Net interest rate spread			3.35			2.93
Interest-bearing liabilities to interest-earning assets			76.75			80.79

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $13 and $15 for the nine months ended September 30, 2010 and 2009, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses inherent within the loan portfolio that is based on factors discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009. The provision is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by the Bancorp. Actual credit losses on loans and leases are charged against the allowance for loan and lease losses. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

Provision for loan and lease losses was $457 million and $1.4 billion for the three and nine months ended September 30, 2010, respectively, compared to $952 million and $2.8 billion during the same periods in 2009. The three and nine months ended September 30, 2009 were significantly impacted by growth in nonperforming assets, increases in commercial and consumer delinquencies, and loss estimates once loans became delinquent. During the three and nine months ended September 30, 2010 the Bancorp experienced decreases in nonperforming assets and delinquencies resulting in a decline in provision expense compared to the prior year periods. In addition to these trends, signs of moderation in general economic conditions during 2010 further contributed to the decline.

Refer to the Credit Risk Management section as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for loan and lease losses including an analysis of loan portfolio composition, nonperforming assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the allowance for loan and lease losses.

Noninterest Income

Noninterest income decreased $24 million and $2.1 billion compared to the three and nine months ended September 30, 2009, respectively. Results for both periods reflect a number of significant items including a favorable $152 million settlement of litigation related to one of the Bancorp’s BOLI policies during the current quarter, a gain of $244 million recognized on the sale of the Bancorp’s Visa, Inc. Class B common shares during the prior year third quarter and a $1.8 billion gain on the Processing Business Sale in the second quarter of 2009. Excluding these items, noninterest income increased $68 million, or 11%, compared to the third quarter of 2009 and decreased $206 million, or 10%, compared to the nine months ended September 30, 2009. The components of noninterest income for the three and nine month periods ending September 30, 2010 and 2009 are as follows:

TABLE 5: Noninterest Income

	For the three months ended September 30,		Percent	For the nine months ended September 30,		Percent
($ in millions)	2010	2009	Change	2010	2009	Change
Mortgage banking net revenue	$232	$140	66	$498	$421	18
Service charges on deposits	143	164	(13)	435	472	(8)
Investment advisory revenue	90	82	10	267	240	11
Corporate banking revenue	86	77	11	260	283	(8)
Card and processing revenue	77	74	5	235	539	(56)
Gain on sale of processing business	—	(6)	100	—	1,758	(100)
Other noninterest income	195	312	(38)	354	372	(5)
Securities gains (losses), net	4	8	(50)	25	(12)	NM
Securities gains, net, non-qualifying hedges on mortgage servicing rights	—	—	—	—	57	(100)

Total noninterest income	$827	$851	(3)	$2,074	$4,130	(50)

NM: Not meaningful

Mortgage banking net revenue increased $92 million and $77 million compared to the three and nine months ended September 30, 2009, respectively. The components of mortgage banking net revenue are shown in Table 6.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Origination fees and gains on loan sales	$173	$96	$332	$387
Servicing revenue:
Servicing fees	56	50	163	145
Servicing rights amortization	(43)	(29)	(91)	(120)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	46	23	94	9

Net servicing revenue	59	44	166	34

Mortgage banking net revenue	$232	$140	$498	$421

Origination fees and gains on loan sales increased $77 million compared to the third quarter of 2009 as increased refinance originations due to historically low interest rates and higher margins on loans sold were partially offset by a decline in purchase originations due to the homebuyer tax credit expiring during the second quarter of 2010. Origination fees and gains on loan sales decreased $55 million compared to the nine months ended September 30, 2009, as a surge in refinancing activity during the first six months of 2009 has not been sustained in 2010, primarily due to tighter underwriting standards and declining home values. Mortgage originations increased 21% to $5.6 billion compared to the third quarter of 2009 and decreased 24% to $12.8 billion compared to the nine months ended September 30, 2009.

Mortgage net servicing revenue increased $15 million and $132 million, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in the prior year. Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The increases in net servicing revenue were primarily due to improvements in net valuation adjustments on MSRs and MSR derivatives as gains on the Bancorp’s free-standing MSR derivatives exceeded impairment losses recorded against the hedged MSRs. This was the result of a widening spread between swap rates and secondary market mortgage rates as swap rates declined more than secondary market mortgage rates during the current quarter, as well as a positive carrying value in the net MSR hedge position. The Bancorp’s total residential loans serviced as of September 30, 2010, December 31, 2009, and September 30, 2009 was $62.4 billion, $58.5 billion, and $56.7 billion, respectively, with $52.4 billion, $48.6 billion, and $46.8 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 11 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio.

For the three months ended September 30, 2010, the Bancorp recognized gains from derivatives economically hedging MSRs of $129 million, offset by a temporary impairment of $83 million, resulting in a net gain of $46 million. For the nine months ended September 30, 2010, the Bancorp recognized gains from derivatives economically hedging MSRs of $283 million partially offset by a temporary impairment of $189 million resulting in a net gain of $94 million. For the three months ended September 30, 2009, the Bancorp recognized gains from derivatives economically hedging MSRs of $61 million offset by a temporary impairment of $38 million resulting in a net gain of $23 million. For the nine months ended September 30, 2009, the Bancorp recognized gains from derivatives economically hedging MSRs of $65 million partially offset by temporary impairment of $56 million resulting in a net gain of $9 million. See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on free-standing derivatives used to hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains on sales of these securities were immaterial for the three and nine months ended September 30, 2010. In addition, net gains on the sales of these securities were immaterial for the third quarter of 2009 and $57 million during the nine months ended September 30, 2009.

Service charges on deposits decreased $21 million and $37 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in the prior year. Consumer deposit revenue decreased $21 million and $34 million compared to the three and nine months ended September 30, 2009, respectively, as the impact of Regulation E and new overdraft policies resulted in a decrease in overdraft occurrences. Regulation E became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts. Regulation E is a Federal Reserve Board rule that prohibits financial institutions from charging consumers fees for paying overdrafts on ATMs and one-time debit card transactions unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

Commercial deposit revenue was flat compared to the third quarter of 2009 as a slight increase in service fees for treasury management services was largely offset by a modest increase in earnings credits paid on customer balances. Commercial deposit revenue decreased $4 million compared to the nine months ended September 30, 2009, as increased earnings credits paid on customer balances resulted in lower

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

net service fees. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates.

Investment advisory revenue for the three and nine months ended September 30, 2010 increased $8 million and $27 million, respectively, compared to the same periods last year. This was the result of improved market performance and sales force expansion that resulted in increased brokerage activity and assets under management and care. As of September 30, 2010, the Bancorp had approximately $190.0 billion in assets under care and managed $25.6 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue increased $9 million compared to the third quarter of 2009 as growth in both syndication and business lending fees was partially offset by a decline in international income due to lower foreign exchange and letter of credit volume. Corporate banking revenue decreased $23 million compared to the nine months ended September 30, 2009 as decreases in lease remarketing fees, international income and servicing fees were partially offset by growth in syndication and business lending fees.

Card and processing revenue increased $3 million compared to the third quarter of 2009 due to growth in debit and credit card transaction volumes. Card and processing revenue decreased $304 million compared to the nine months ended September 30, 2009 due to the Processing Business Sale completed on June 30, 2009. The financial institutions and merchant processing portions of the business sold historically comprised approximately 70% of total card and processing revenue. Excluding the impact of the sold portions of the business, card and processing revenue increased 11% compared to the nine months ended September 30, 2009 due to higher debit and credit card transaction volumes.

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Bank owned life insurance income (loss)	$165	$12	$188	($14)
Operating lease income	15	15	46	44
Transition Service Agreement revenue	13	38	38	38
Insurance income	10	10	26	36
Consumer loan and lease fees	9	11	24	34
Cardholder fees	8	12	27	36
Banking center income	6	5	16	17
Gain on sale/redemption of Visa, Inc. ownership interests	—	244	—	244
Gain (loss) on loan sales	(1)	8	30	29
Loss on sale of other real estate owned	(29)	(22)	(59)	(49)
Other	(1)	(21)	18	(43)

Total other noninterest income	$195	$312	$354	$372

Other noninterest income decreased $117 million compared to the third quarter of 2009 primarily as a result of the $244 million gain recognized on the sale of Visa, Inc. Class B common shares during the third quarter of 2009, and a decrease in revenue related to the TSA from the Processing Business Sale in June of 2009. As part of the Processing Business Sale, the Bancorp entered into the TSA that resulted in the Bancorp recognizing approximately $13 million and $38 million in revenue during the three and nine months ended September 30, 2010, respectively, that were offset with expense from the TSA recorded in card and processing expense. These decreases were partially offset by a $152 million litigation settlement related to one of the Bancorp’s BOLI policies in the third quarter of 2010. Other noninterest income decreased $18 million compared to the nine months ended September 30, 2009, due to the items previously discussed, partially offset by a BOLI charge of $54 million recognized in the first quarter of 2009.

Net securities gains were $4 million and $25 million for the three and nine months ended September 30, 2010, respectively, compared to $8 million of net securities gains for the three months ended September 30, 2009, and net securities losses of $12 million for the nine months ended September 30, 2009. Net securities losses for the nine months ended September 30, 2009 included $18 million in losses attributable to the reclassification of securities related to deferred compensation plans from available-for-sale to trading.

Noninterest Expense

Total noninterest expense increased $103 million for the three months ended September 30, 2010 compared to the same period last year due to higher wages and other noninterest expenses. Noninterest expense increased $10 million for the nine months ended September 30, 2010 compared to the same period last year due to the items mentioned previously, partially offset by a decrease in card and processing expense resulting from the Processing Business Sale in June of 2009. In addition, the Bancorp incurred approximately $13 million and $38

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million in operating expenses during the three and nine months ended September 30, 2010, respectively, that were offset with revenue from the TSA recorded in other noninterest income. The major components of noninterest expense are detailed in the following table.

TABLE 8: Noninterest Expense

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2010	2009	Percent Change	2010	2009	Percent Change
Salaries, wages and incentives	$360	$335	8	$1,046	$1,008	4
Employee benefits	82	83	(1)	241	241	—
Net occupancy expense	72	75	(3)	222	233	(5)
Technology and communications	48	43	10	138	133	3
Equipment expense	30	30	1	91	92	(2)
Card and processing expense	26	25	1	82	167	(51)
Other noninterest expense	361	285	27	1,049	985	6

Total noninterest expense	$979	$876	12	$2,869	$2,859	—

Total personnel costs (salaries, wages and incentives plus employee benefits) increased eight percent and four percent for the three and nine months ended September 30, 2010 compared to the same periods last year, driven by an increase in base and variable compensation, partially offset by a decrease in deferred compensation. Base and variable compensation increased due to investments in the sales force during 2010. Full time equivalent employees totaled 20,667 at September 30, 2010 compared to 20,559 at September 30, 2009. The increase in full time equivalent employees from September 30, 2009 is primarily due to increases in the sales force during 2010, partially offset by the transfer of employees on January 1, 2010 from the Processing Business Sale in June of 2009.

Card and processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Card and processing expense was flat for the three months ended September 30, 2010 compared to the same period last year. Card and processing expense decreased 51% for the nine months ended September 30, 2010 compared to the same period last year due to the Processing Business Sale in the second quarter of 2009.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 56.2% and 50.8% for the third quarter of 2010 and 2009, respectively. The efficiency ratio was 60.1% and 43.2% for the nine months ended September 30, 2010 and 2009, respectively. Excluding the $1.8 billion gain on the Processing Business Sale in the second quarter of 2009, the efficiency ratio for the nine months ended September 30, 2009 was 59.0% (comparison being provided to illustrate the fundamental trend).

The major components of other noninterest expense are as follows:

TABLE 9: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Losses and adjustments	$66	$40	$160	$83
Loan and lease	57	53	152	174
FDIC insurance and other taxes	55	48	190	199
Professional services fees	38	16	60	47
Marketing	27	18	75	53
Affordable housing investments impairment	25	22	72	60
Travel	14	11	38	29
Postal and courier	12	13	36	41
Intangible asset amortization	10	13	33	44
Operating lease	9	10	31	29
OREO	9	6	23	15
Recruitment and education	8	7	23	22
Insurance	6	11	31	38
Visa litigation reserve	—	(73)	—	(73)
Provision for unfunded commitments and letters of credit	(23)	45	(20)	89
Other	48	45	145	135

Total other noninterest expense	$361	$285	$1,049	$985

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total other noninterest expense for the three months ended September 30, 2010 increased $76 million compared to the third quarter of 2009 primarily due to increases in charges to representation and warranty reserves related to residential mortgage loans sold to third-parties and higher professional service fees, partially offset by a decrease in the provision for unfunded commitments and letters of credit compared to the prior year third quarter. Additionally, the Bancorp recorded a reversal of the Visa litigation reserve in the third quarter of 2009. The expense for representation and warranties, which is included in losses and adjustments, totaled $44 million and $7 million during the three months ended September 30, 2010 and 2009, respectively, with the increase resulting primarily from a higher volume of repurchase demands. The increase in professional service fees was primarily the result of legal expenses incurred from the litigation settlement related to one of the Bancorp’s BOLI policies. The decrease in the provision for unfunded commitments and letters of credit was due to lower estimates of inherent losses resulting from a decrease in delinquent loans as general economic conditions began to show signs of moderation in 2010.

Total other noninterest expense for the nine months ended September 30, 2010 increased $64 million primarily due to the items mentioned previously. The expense for representation and warranties totaled $93 million and $16 million during the nine months ended September 30, 2010 and 2009, respectively, with the increase resulting primarily from a higher volume of repurchase demands.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense (benefit) and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Income (loss) before income taxes	$303	(108)	$523	$981
Applicable income tax expense (benefit)	65	(11)	103	146
Effective tax rate	21.5%	10.2%	19.7%	14.9%

Applicable income tax expense (benefit) for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of certain nondeductible expenses. The effective tax rate for the nine months ended September 30, 2010 includes $23 million of non-cash charges relating to previously recognized tax benefits associated with stock-based compensation that will not be realized and a $24 million tax benefit resulting from the settlement of certain uncertain tax positions with the IRS during the first quarter of 2010.

Significant items affecting the effective tax rate for the third quarter of 2009 included the third quarter pre-tax loss and changes in estimates used in projecting the estimated effective tax rate for the year. Significant items affecting the effective tax rate for the nine months ended September 30, 2009 included pre-tax losses in the first and third quarters of 2009 and a $106 million tax benefit due to the impact of the decision to surrender one of the Bancorp’s BOLI policies and the determination that the losses on the policy recorded in prior periods were expected to be tax deductible. Further, the effective tax rate for the nine months ended September 30, 2009 was impacted by a $55 million tax benefit resulting from an agreement with the IRS to settle all of the Bancorp’s disputed leverage leases for all open years. These benefits were partially offset by the $1.8 billion pre-tax gain on the sale of the Processing Business, which had an effective tax rate of approximately 40%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 11 summarizes end of period loans and leases, including loans held for sale, and Table 12 summarizes average total loans and leases, including loans held for sale.

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	September 30, 2010		December 31, 2009		September 30, 2009
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$26,502	34	$25,687	34	$26,215	33
Commercial mortgage loans	11,333	14	11,936	15	12,252	15
Commercial construction loans	2,500	3	3,871	5	4,268	5
Commercial leases	3,304	4	3,535	4	3,584	5

Subtotal – commercial	43,639	55	45,029	58	46,319	58

Consumer:
Residential mortgage loans	9,989	13	9,846	12	9,955	12
Home equity	11,774	15	12,174	15	12,377	15
Automobile loans	10,738	14	8,995	11	8,972	11
Credit card	1,832	2	1,990	3	1,973	3
Other consumer loans and leases	770	1	812	1	886	1

Subtotal – consumer	35,103	45	33,817	42	34,163	42

Total loans and leases	$78,742	100	$78,846	100	$80,482	100

Total portfolio loans and leases (excludes loans held for sale)	$76,009		$76,779		$78,419

At September 30, 2010, total loans and leases including loans held for sale were relatively flat compared to December 31, 2009 and decreased $1.7 billion, or two percent, compared to September 30, 2009. Compared to December 31, 2009 the decrease in total commercial loans of $1.4 billion was offset by an increase in total consumer loans of $1.3 billion. The decrease in total loans and leases from September 30, 2009 was a result of a six percent decrease in total commercial loans partially offset by a three percent increase in total consumer loans. In accordance with a change in U.S. GAAP, on January 1, 2010 the Bancorp consolidated certain commercial and industrial, automobile, and home equity loans with remaining outstanding balances of $412 million, $771 million and $248 million, respectively, at September 30, 2010. Excluding the impact of this change in U.S. GAAP, total loans and leases decreased $1.5 billion, or two percent, compared to December 31, 2009 and decreased $3.2 billion, or four percent, compared to September 30, 2009. For further discussion on this change in U.S. GAAP, refer to Note 3 and Note 10 of the Notes to Condensed Consolidated Financial Statements.

Total commercial loans and leases decreased $1.4 billion, or three percent, from December 31, 2009, as a result of decreases in commercial construction loans, commercial mortgage loans and commercial leases partially offset by an increase in commercial and industrial loans. Commercial and industrial loan balances increased $815 million, or three percent compared to December 31, 2009 as a result of the previously mentioned change in U.S. GAAP and a slight increase in overall demand. Commercial mortgage loans decreased $603 million, or five percent, compared to December 31, 2009, as a result of tightened lending requirements in an overall effort to limit exposure to commercial real estate. Commercial construction loans decreased $1.4 billion, or 35%, from December 31, 2009, primarily due to management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008 and the outflow of completed construction projects that were transitioned to commercial mortgage loans. Total commercial leases decreased seven percent compared to December 31, 2009 as a result of general declines in leasing activity attributable to weak economic conditions.

Total commercial loans and leases decreased $2.7 billion, or six percent, compared to September 30, 2009, due to decreases in commercial construction loans, commercial mortgage loans and commercial leases, partially offset by an increase in commercial and industrial loans. Commercial and industrial loan balances increased $287 million, or one percent, compared to September 30, 2009 as a result of the impact of the previously mentioned change in U.S. GAAP partially offset by a decrease in customer demand for new loans and a decrease in line utilization rates from 36% to 32%. Included in the commercial and industrial balance at September 30, 2010 and 2009 were loans of approximately $1.22 billion and $1.24 billion, respectively, issued in conjunction with the Processing Business Sale in the second quarter of 2009. Commercial mortgage loans, commercial construction loans and commercial leases decreased $919 million, $1.8 billion and $280 million, respectively, as a result of the previously mentioned changes.

Total consumer loans and leases increased $1.3 billion, or four percent, compared to December 31, 2009. This increase was primarily a result of increases in automobile loans and residential mortgage loans, partially offset by decreases in home equity loans, credit card loans and other consumer loans and leases. Residential mortgage loans increased $143 million, or one percent, from December 31, 2009, due to an increase in residential mortgage loan originations as many customers took advantage of low interest rates during the third quarter of 2010. This growth included the impact of the sale of $228 million of residential mortgage loans in the third quarter of 2010. Automobile loans increased $1.7 billion, or 19%, compared to December 31, 2009, primarily as a result of the previously mentioned impact on automobile loans due to the change in U.S. GAAP and a strategic focus to increase automobile lending during 2010 through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. Home equity loans decreased

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$400 million, or three percent, from December 31, 2009, as tighter underwriting standards and a decrease in customer demand were partially offset by the previously mentioned impact on home equity loans due to the change in U.S. GAAP. Credit card loans decreased $158 million, or eight percent, from December 31, 2009, as a result of pay downs on existing balances due to seasonality and a decrease in new account originations in 2010. Other consumer loans and leases, primarily made up of automobile leases and student loans designated as held for sale, decreased $42 million, or five percent, from the prior year end due to a decline in new originations as a result of tighter underwriting standards across the other consumer loan and lease portfolio.

Total consumer loans and leases increased $940 million, or three percent, compared to September 30, 2009 primarily due to an increase in automobile loans partially offset by decreases in home equity loans, credit card loans and other consumer loans. Automobile loans increased $1.8 billion, or 20%, compared to September 30, 2009, as a result of the previously mentioned change in U.S. GAAP combined with continued growth in new automobile loan originations in 2010. Home equity loans decreased $603 million, or five percent, from September 30, 2009 as a result of the previously mentioned changes in underwriting partially offset by the change in U.S. GAAP. Credit card loans decreased $141 million, or seven percent, from September 30, 2009, primarily as a result of a decrease in average balance per credit card and a decrease in new account originations in 2010. Other consumer loans and leases decreased $116 million, or 13%, compared to the same quarter last year as a result of the previously mentioned changes.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	September 30, 2010		December 31, 2009		September 30, 2009
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$26,348	33	$25,838	32	$27,416	33
Commercial mortgage loans	11,462	15	12,126	15	12,449	15
Commercial construction loans	2,955	4	4,134	5	4,475	6
Commercial leases	3,257	4	3,574	5	3,522	4

Subtotal – commercial	44,022	56	45,672	57	47,862	58

Consumer:
Residential mortgage loans	9,897	13	10,142	13	10,820	13
Home equity	11,897	15	12,291	16	12,452	15
Automobile loans	10,517	13	8,973	11	8,871	11
Credit card	1,838	2	1,982	2	1,955	2
Other consumer loans and leases	683	1	860	1	929	1

Subtotal – consumer	34,832	44	34,248	43	35,027	42

Total average loans and leases	$78,854	100	$79,920	100	$82,889	100

Total portfolio loans and leases (excludes loans held for sale)	$76,617		$77,601		$80,060

Average commercial loans and leases decreased $1.7 billion, or four percent, compared to the fourth quarter of 2009 and decreased $3.8 billion, or eight percent, compared to the third quarter of 2009. The decrease in average total commercial loans and leases from both periods was driven by lower customer line utilization rates, lower demand for new loans and tighter underwriting standards implemented in 2008, partially offset by the impact of the previously discussed change in U.S. GAAP.

Average consumer loans and leases increased $584 million, or two percent, compared to the fourth quarter of 2009 due to an increase in average automobile loans as a result of the previously mentioned change in U.S. GAAP and an increase in origination activity, partially offset by declines in all other average consumer loan products due to lower customer demand and tighter underwriting standards. Average consumer loans and leases decreased $195 million, or one percent, compared to the third quarter of 2009. The decrease in the average consumer loan balances from the third quarter of 2009 is primarily a result of a nine percent decrease in average residential mortgage loans and four percent decrease in average home equity loans, partially offset by a 19% increase in average automobile loans. The previously mentioned change in U.S. GAAP contributed approximately $841 million to average automobile loans and $250 million to average home equity loans in the third quarter of 2010.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of September 30, 2010, total investment securities were $16.6 billion, compared to $18.9 billion at December 31, 2009 and $17.1 billion at September 30, 2009.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. During the nine months ended September 30, 2010, the Bancorp recognized $3 million of OTTI on its investment securities portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on OTTI.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio at September 30, 2010, December 31, 2009 or September 30, 2009. Additionally, there was approximately $140 million of securities classified as below investment grade as of September 30, 2010, compared to $178 million as of December 31, 2009 and $179 million as of September 30, 2009.

TABLE 13: Components of Investment Securities

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$300	464	367
U.S. Government sponsored agencies	1,691	2,143	1,745
Obligations of states and political subdivisions	191	240	310
Agency mortgage-backed securities	10,878	11,074	9,115
Other bonds, notes and debentures	995	2,541	2,556
Other securities	1,253	1,417	1,167

Total available-for-sale and other securities	$15,308	17,879	15,260

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$349	350	351
Other bonds, notes and debentures	5	5	5

Total held-to-maturity	$354	355	356

Trading: (fair value)
Variable rate demand notes	$114	235	966
Other securities	206	120	113

Total trading	$320	355	1,079

As of September 30, 2010, available-for-sale securities on an amortized cost basis decreased $2.6 billion from December 31, 2009 and increased $48 million from September 30, 2009. The decrease from December 31, 2009 included the impact of a change in U.S. GAAP that required the Bancorp to consolidate certain VIEs, resulting in the elimination of approximately $805 million in commercial paper and $236 million of residual interests classified as available-for-sale securities on January 1, 2010. Further impacting the available-for-sale securities were approximately $932 million in paydowns on agency mortgage-backed securities, primarily related to the FNMA and FHLMC delinquent loan buy-back programs in the second quarter of 2010, and management’s decision to not reinvest cash flows in securities due to the low market rate environment. In addition, the decrease from December 31, 2009 includes the sale of approximately $151 million of commercial mortgage-backed securities and commercial mortgage obligations, the sale of approximately $103 million in trust preferred securities and $150 million in paydowns on other asset-backed securities in the first quarter of 2010. The change from September 30, 2009 was due to the factors previously discussed, offset by the purchase of approximately $2.0 billion in agency mortgage-backed securities during the fourth quarter of 2009.

At September 30, 2010, available-for-sale securities were 16% of total interest-earning assets, compared to 18% at December 31, 2009 and 16% at September 30, 2009. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 3.4 years at September 30, 2010 compared to 4.4 years at December 31, 2009 and 4.0 years at September 30, 2009. In addition, at September 30, 2010, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.32% compared to 4.48% at December 31, 2009 and 4.71% at September 30, 2009.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates declined throughout 2009 and into 2010 which led to net unrealized gains on agency mortgage-backed securities of $469 million, $308 million, and $369 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Total net unrealized gains on the available-for-sale securities portfolio was $667 million at September 30, 2010 compared to $334 million at December 31, 2009 and $422 million at September 30, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2010 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$100	100	0.2	0.23%
Average life 1 – 5 years	100	102	1.7	1.20
Average life 5 – 10 years	100	109	9.1	3.57
Average life greater than 10 years	—	—	14.2	2.20

Total	300	311	3.7	1.66
U.S. Government sponsored agencies:
Average life of one year or less	81	82	0.5	3.35
Average life 1 – 5 years	99	108	3.4	3.15
Average life 5 – 10 years	1,511	1,661	6.2	3.79

Total	1,691	1,851	5.7	3.73
Obligations of states and political subdivisions (a):
Average life of one year or less	91	92	0.2	7.46
Average life 1 – 5 years	12	13	2.9	7.29
Average life 5 – 10 years	57	57	6.6	6.69
Average life greater than 10 years	31	33	11.2	5.62

Total	191	195	4.0	6.92
Agency mortgage-backed securities:
Average life of one year or less	444	454	0.7	5.00
Average life 1 – 5 years	10,108	10,557	3.1	4.39
Average life 5 – 10 years	326	336	7.3	4.25

Total	10,878	11,347	3.1	4.41
Other bonds, notes and debentures (b):
Average life of one year or less	184	185	0.5	1.44
Average life 1 – 5 years	741	761	2.0	5.21
Average life 5 – 10 years	1	1	7.7	0.10
Average life greater than 10 years	69	71	23.4	7.21

Total	995	1,018	3.2	4.65
Other securities (c)	1,253	1,253

Total available-for-sale and other securities	$15,308	15,975	3.4	4.32%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.57%, 0.98%, 0.44%, 1.94% and 1.73% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Trading securities decreased $35 million, or 10%, compared to December 31, 2009 and $759 million compared to September 30, 2009. The decrease from September 30, 2009 was driven by the sale of VRDNs, which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market during 2008 and 2009 through FTS who was also the remarketing agent. During the fourth quarter of 2009, the rates on these securities began to decline substantially, and as a result the Bancorp sold a majority of its VRDNs and replaced them with higher-yielding agency mortgage-backed securities classified as available-for-sale. The Bancorp continued to sell the VRDNs during 2010, resulting in the decrease in trading securities from December 31, 2009. For more information on the VRDNs, see Note 13 of the Notes to Condensed Consolidated Financial Statements. Trading securities included $5 million and $13 million of auction rate securities as of September 30, 2010 and December 31, 2009, respectively. The unrealized loss on these securities was approximately $1 million as of September 30, 2010, and approximately $4 million at December 31, 2009. Auction rate securities held by the Bancorp were immaterial as of September 30, 2009.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 68% of the Bancorp’s asset funding base at September 30, 2010 and December 31, 2009, and 64% at September 30, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Deposits

($ in millions)	September 30, 2010		December 31, 2009		September 30, 2009
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$20,109	25	$19,411	23	$17,666	22
Interest checking	17,225	21	19,935	24	15,168	19
Savings	20,260	25	17,898	21	17,098	22
Money market	5,064	6	4,431	5	4,378	5
Foreign office	3,807	5	2,454	3	2,356	3

Transaction deposits	66,465	82	64,129	76	56,666	71
Other time	9,379	12	12,466	15	13,725	17

Core deposits	75,844	94	76,595	91	70,391	88
Certificates - $100,000 and over	5,515	6	7,700	9	8,962	12
Other foreign office	3	—	10	—	5	—

Total deposits	$81,362	100	$84,305	100	$79,358	100

Core deposits decreased $751 million, or one percent, compared to December 31, 2009, as run off of higher priced certificates included in other time deposits continued and rate management actions on single product public funds accounts resulted in a decline in interest checking. These decreases were partially offset by growth in all other types of transaction accounts due to excess customer liquidity. Core deposits increased $5.5 billion, or eight percent, compared to September 30, 2009, as continued strong growth in all types of transaction accounts was partially offset by run-off of other time deposits as previously discussed.

The Bancorp uses other foreign office deposits, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth. Certificates $100,000 and over at September 30, 2010 decreased $2.2 billion, or 28%, compared to December 31, 2009, and decreased $3.4 billion, or 38%, compared to September 30, 2009, as customers opted to maintain their balances in liquid accounts as interest rates remain near historical lows.

TABLE 16: Average Deposits

	September 30, 2010		December 31, 2009		September 30, 2009
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$19,362	24	18,137	23	$17,059	21
Interest checking	17,142	21	16,324	20	14,869	19
Savings	19,905	25	17,540	22	16,967	21
Money market	4,940	6	4,279	5	4,280	5
Foreign office	3,592	4	2,516	3	2,432	3

Transaction deposits	64,941	80	58,796	73	55,607	69
Other time	10,261	13	13,049	16	14,264	18

Core deposits	75,202	93	71,845	89	69,871	87
Certificates - $100,000 and over	6,096	7	8,200	11	10,055	13
Other foreign office	4	—	51	—	95	—

Total average deposits	$81,302	100	80,096	100	$80,021	100

On an average basis, core deposits increased $3.4 billion, or five percent, compared to the fourth quarter of 2009, and increased $5.3 billion, or eight percent, compared to the third quarter of 2009 as transaction accounts increased due to migration of higher priced certificates into transaction accounts, the impact of historically low rates and excess customer liquidity.

Borrowings

Total borrowings at September 30, 2010 increased $992 million, or eight percent, compared to December 31, 2009 and declined $1.2 billion, or eight percent, from September 30, 2009. The increase in the Bancorp’s funding position compared to December 31, 2009 was driven by a $2.9 billion decrease in total deposits partially offset by decreases of $2.3 billion and $104 million in investment securities and total loans and leases, respectively. The decrease from September 30, 2009 was primarily due to a $2.0 billion increase in total deposits that reduced the need in the Bancorp’s funding position. As of September 30, 2010, December 31, 2009 and September 30, 2009, total borrowings as a percentage of interest-bearing liabilities were 18%, 16% and 19%, respectively.

TABLE 17: Borrowings

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Federal funds purchased	$368	$182	$433
Other short-term borrowings	1,775	1,415	3,674
Long-term debt	10,953	10,507	10,162

Total borrowings	$13,096	12,104	$14,269

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total short-term borrowings were $2.1 billion at September 30, 2010, compared to $1.6 billion at December 31, 2009 and $4.1 billion at September 30, 2009. The decrease in short-term borrowings from September 30, 2009 is primarily due to the repayment of $2.2 billion of term auction facility funds which were held by the Bancorp as of September 30, 2009. The Bancorp’s overall reduced reliance on short-term funding compared to September 30, 2009 can be attributed to declining asset balances and deposit growth. Short-term borrowings include securities sold under repurchase agreements which are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold plus accrued interest.

Long-term debt at September 30, 2010 increased $446 million, or four percent, compared to December 31, 2009 and increased $791 million, or eight percent, compared September 30, 2009. Impacting the increase from both periods was the result of a change in U.S. GAAP that required the Bancorp to consolidate long-term debt on January 1, 2010 that had an outstanding balance of $834 million as of September 30, 2010. This was partially offset by the maturity of $800 million of long-term debt in the first quarter of 2010. In addition, FHLB advances increased approximately $498 million compared to September 30, 2009. For further discussion on the change in U.S. GAAP, refer to Notes 3 and 10 of the Notes to Condensed Consolidated Financial Statements.

TABLE 18: Average Borrowings

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Federal funds purchased	$302	$423	$404
Other short-term borrowings	1,880	3,029	5,285
Long-term debt	10,954	10,404	10,108

Total borrowings	$13,136	13,856	$15,797

Average borrowings decreased $720 million and $2.7 billion from December 31, 2009 and September 30, 2009, respectively. This decrease was primarily a result of repayment of term auction facility funds made during 2009 which contributed $1.2 billion to average balances in the fourth quarter of 2009 and $3.5 billion in the third quarter of 2009. This activity was partially offset by an increase in FHLB advances of $260 million compared to the fourth quarter of 2009 and $499 million compared to the third quarter of 2009.

Information on the average rates paid on borrowings is discussed in the Statements of Income Analysis in MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

At September 30, 2010, the Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 20 of the Notes to Condensed Consolidated Financial Statements.

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

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and changes in factors in the allowance for loan and lease losses are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations, by accessing the capital markets as a collective unit. Net income (loss) by business segment is summarized in the following table.

TABLE 19: Business Segment Results

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Commercial Banking	$(145)	(124)	$22	(57)
Branch Banking	46	90	153	249
Consumer Lending	(33)	2	(50)	34
Investment Advisors	6	12	29	41
General Corporate and Other	364	(77)	266	568

Net income (loss)	238	(97)	420	835
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to Bancorp	238	(97)	420	835
Dividends on preferred stock	63	62	187	165

Net income (loss) available to common shareholders	$175	(159)	$233	670

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

TABLE 20: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009

Income Statement Data
Net interest income (FTE) (a)	$389	352	$1,155	1,026
Provision for loan and lease losses	559	448	1,024	955
Noninterest income:
Corporate banking revenue	82	73	248	269
Service charges on deposits	50	49	146	146
Other noninterest income	7	(7)	71	50
Noninterest expense:
Salaries, incentives and benefits	59	55	185	169
Other noninterest expenses	187	190	540	578

Loss before taxes	(277)	(226)	(129)	(211)
Applicable income tax (benefit) expense (a)	(132)	(102)	(151)	(154)

Net (loss) income	($145)	(124)	$22	(57)

Average Balance Sheet Data
Commercial loans and leases	$38,057	41,053	$38,565	42,080
Demand deposits	10,550	8,829	10,628	8,196
Interest checking	7,458	5,910	8,700	5,619
Savings and money market	2,967	2,400	2,812	2,504
Certificates over $100,000	3,094	4,668	3,107	4,528
Foreign office deposits	2,252	1,375	1,929	1,214

(a)	Includes FTE adjustments of $4 and $3 for the three months ended September 30, 2010 and 2009, respectively, and $10 for the nine months ended September 30, 2010 and 2009.

Commercial Banking net loss increased to $145 million in the third quarter of 2010, compared to $124 million in the same period in 2009. For the nine months ended September 30, 2010, Commercial Banking net income was $22 million, compared to a net loss of $57 million in the same period in the prior year. The change from the third quarter of 2009 was primarily due to an increase in the provision for loan and lease losses, partially offset by increases in net interest income and corporate banking revenue. The change from the nine months ended September 30, 2009 was due primarily to increases in net interest income and other noninterest income and a decrease in other noninterest expenses, partially offset by an increase in the provision for loan and lease losses and a decrease in corporate banking revenue. The increase in net interest income for both periods was primarily the result of a mix shift from higher cost term deposits to lower cost deposit products, partially offset by reduced loan demand and decreases of $10 million and $31 million for the three and nine months ended September 30, 2010, respectively, in the accretion of discounts on loans associated with the acquisition of First Charter in 2008.

Average commercial loans and leases decreased $3.0 billion, or seven percent, due to decreases across all commercial loan categories, including a $1.5 billion, or 35%, decrease in commercial construction loans. The overall decrease in commercial loans and leases is due to lower customer demand for new originations, lower utilization rates on corporate lines and tighter underwriting standards applied to both new commercial loan originations and renewals. These impacts were partially offset by the consolidation of approximately $724 million of certain commercial and industrial loans on January 1, 2010, which had a remaining balance of approximately $412 million at September 30, 2010. For further information on the consolidation of these loans, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Provision for loan and lease losses increased $111 million, or 25%, compared to the third quarter of 2009 and increased $69 million, or seven percent, compared to the nine months ended September 30, 2009 due to an increase in net charge-offs. Net charge-offs as a percent of average loans and leases increased to 584 bp for the third quarter of 2010 from 435 bp for the third quarter of 2009, largely due to net charge-offs on commercial loans moved to held for sale during the third quarter of 2010. For the nine months ended September 30, 2010, net charge-offs as a percent of average loans and leases increased to 371 bp, compared to 306 bp in the same period in 2009.

Average core deposits increased $4.7 billion, or 25%, compared to the third quarter of 2009 as the Commercial Banking segment realized significant growth in both demand deposits and interest checking accounts reflecting excess customer liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest income increased $24 million, or 21%, compared to the third quarter of 2009 and remained flat compared to the nine months ended September 30, 2009. Corporate banking revenue increased $9 million, or 12%, in the third quarter of 2010 driven by increases in syndication and business lending fees. In addition, higher losses on loan sales were more than offset by an increase in other fee income. Noninterest expense remained flat compared to the third quarter of 2009 and decreased $22 million, or three percent, compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010, increases in compensation expense and impairment on low income housing investments were more than offset by declines in loan and lease expense from collections activities, FDIC insurance premiums and other losses.

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

TABLE 21: Branch Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Income Statement Data
Net interest income	$381	397	$1,144	1,171
Provision for loan and lease losses	150	150	425	426
Noninterest income:
Service charges on deposits	91	113	284	321
Card and processing revenue	77	68	221	194
Investment advisory income	27	22	78	60
Other noninterest income	32	27	85	87
Noninterest expense:
Salaries, incentives and benefits	134	123	410	370
Net occupancy and equipment expense	55	54	167	162
Other noninterest expense	198	161	574	490

Income before taxes	71	139	236	385
Applicable income tax expense	25	49	83	136

Net income	$46	90	$153	249

Average Balance Sheet Data
Consumer loans	$12,779	13,067	$12,868	13,141
Commercial loans	4,765	5,259	4,884	5,406
Demand deposits	6,913	6,394	6,814	6,298
Interest checking	7,244	7,298	7,350	7,433
Savings and money market	20,315	17,162	19,623	16,719
Other time	10,076	13,947	11,000	14,136

Net income decreased $44 million and $96 million, respectively, for the three and nine months ended September 30, 2010 compared to the same periods last year as an increase in noninterest expense and declines in net interest income and service charges on deposits were partially offset by growth in card and processing revenue and investment advisory revenue. Net interest income decreased $16 million and $27 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods last year, as the impact of lower average loan balances more than offset a favorable shift in the segment’s deposit mix towards lower cost transaction accounts.

The provision for loan and lease losses was flat compared to both the three and nine months ended September 30, 2009 as the benefit of tightened underwriting standards and proactive resolution of credit issues was largely offset by net charge-offs recorded on commercial loans moved to held for sale during the third quarter of 2010. Net charge-offs as a percent of average loan and leases increased to 340 bp for the third quarter of 2010 compared to 324 bp for the third quarter of 2009, and increased to 320 bp in the nine months ended September 30, 2010 from 308 bp for the same period in 2009.

Noninterest income decreased $3 million, or one percent, compared to the third quarter of 2009 as decreases in service charges on deposits were partially offset by increases in investment advisory revenue and card and processing revenue. Service charges on deposits decreased as new regulations decreased income on overdrafts while growth in retail brokerage transactions and debit and credit card volumes resulted in increases in investment advisory revenue and card and processing revenue, respectively. Noninterest income increased $6 million, or

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

one percent, compared to the nine months ended September 30, 2009 as increases in investment advisory and card and processing revenue were partially offset by a decrease in service charges on deposits for the reasons previously discussed.

Noninterest expense increased $49 million, or 14%, and $129 million, or 13%, for the three and nine months ended September 30, 2010, respectively, compared to the same periods last year, primarily due to increases in salaries, incentives, and benefits and other noninterest expense. Salaries, incentives, and benefits increased due to additional branch personnel related to expanded branch hours of operation and greater incentive accruals attributable to success in opening new deposit and brokerage accounts. The increase in other noninterest expense was primarily driven by an increase in card and processing expense, a component of other noninterest expense, as a result of higher transaction volumes.

For the three and nine months ended September 30, 2010, average loans and leases decreased $782 million, or four percent, and $795 million, or four percent, respectively, compared to the same periods last year, primarily due to decreases in commercial and industrial loans and home equity loans as a result of net charge-offs recorded since the third quarter of 2009, and previously discussed tightened underwriting standards. The decrease in home equity loans was partially offset by loans consolidated on January 1, 2010 in accordance with a change in U.S. GAAP, which had an average balance of $250 million for the third quarter of 2010. For further information on the consolidation of these loans, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Average core deposits were relatively flat compared to both the three and nine months ended September 30, 2009 as each period reflected run-off of higher priced consumer certificates included in other time deposits and growth in transaction accounts due to excess customer liquidity.

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

TABLE 22: Consumer Lending

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Income Statement Data
Net interest income	$105	114	$310	385
Provision for loan and lease losses	235	142	489	446
Noninterest income:
Mortgage banking net revenue	224	135	479	406
Other noninterest income	1	12	24	89
Noninterest expense:
Salaries, incentives and benefits	53	44	140	146
Other noninterest expenses	93	71	262	235

(Loss) income before taxes	(51)	4	(78)	53
Applicable income tax (benefit) expense	(18)	2	(28)	19

Net (loss) income	($33)	2	($50)	34

Average Balance Sheet Data
Residential mortgage	$9,507	10,563	$9,269	10,907
Home equity	835	977	866	1,014
Automobile loans	9,808	8,112	9,575	7,952
Consumer leases	354	592	413	664

The Consumer Lending segment’s net loss for the third quarter of 2010 and nine months ended September 30, 2010 was $33 million and $50 million, respectively, compared to net income of $2 million and $34 million for the same respective periods in 2009, as a decrease in net interest income and increases in provision for loan and lease losses and noninterest expense were partially offset by an increase in mortgage banking net revenue. The decrease in net interest income from the three and nine months ended September 30, 2009 was primarily the result of a decrease in yields on average interest-earning assets. Included in the decrease of interest income on loans and leases were decreases of $4 million and $18 million for the three and nine months ended September 30, 2010, respectively, in the accretion of discounts on loans associated with the acquisition of First Charter in 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses increased $93 million, or 65%, compared to the third quarter of 2009 and $43 million, or 10%, compared to the nine months ended September 30, 2009. The increase from the prior year periods was due to an increase in residential mortgage loan charge-offs primarily as a result of $123 million in charge-offs taken on approximately $228 million of portfolio loans which were sold during the third quarter of 2010, partially offset by a decrease in charge-offs across all other consumer loan categories as general economic conditions in the Bancorp’s footprint began to show signs of moderation in 2010. Automobile net charge-offs for the three and nine months ended September 30, 2010 decreased $12 million and $33 million, respectively, primarily due to tighter underwriting standards implemented in 2008, maturation of the automobile portfolio and higher resale values on automobiles sold at auction. The segment continues to focus on managing credit risk through the restructuring of certain residential mortgage loans and careful consideration of underwriting and collection standards.

Mortgage banking net revenue increased $89 million, or 66%, from the third quarter of 2009 and $73 million, or 18%, from the nine months ended September 30, 2009. The increase from the third quarter of 2009 was primarily as a result of a $74 million, or 81%, increase in revenue associated with residential mortgage origination activity as a result of historically low interest rates in the third quarter of 2010 which resulted in an increase in residential mortgage originations, coupled with a $15 million, or 34%, increase in mortgage servicing net revenue. The increase from the nine months ended September 30, 2009 was primarily due to a $132 million increase in mortgage servicing net revenue as a result of improvements in net valuation adjustments on MSRs and MSR derivatives; partially offset by a $59 million, or 16%, decrease in residential mortgage origination activity as a result of a decrease in residential mortgage originations during the nine months ended September 30, 2010 compared to the same period in 2009. Consumer Lending had residential mortgage originations of $4.9 billion during the third quarter of 2010 compared to $4.4 billion during the third quarter of 2009. For the nine months ended September 30, 2010, residential mortgage originations were $11.5 billion compared to $16.2 billion for the same period in the prior year. The Bancorp remains committed to being a prime mortgage originator and has benefited from the increase in demand resulting from the decrease in interest rates during the third quarter of 2010.

Other noninterest income decreased $11 million compared to the three months ended September 30, 2009 primarily due to an increase in bankcard rewards program costs recognized within fee income and transaction costs recognized on residential mortgage loans sold out of the portfolio at the end of third quarter in 2010. Other noninterest income decreased $65 million compared to the nine months ended September 30, 2009, primarily due to decreases in securities gains related to mortgage servicing rights hedging activities.

Noninterest expense increased $31 million from the third quarter of the prior year and $21 million from the nine months ended September 30, 2009. The increase for both periods was primarily the result of additional expenses recorded for representation and warranties associated with residential mortgage loans sold to third parties. For further discussion on loans sold with representation and warranty provisions refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Average residential mortgage loans decreased $1.1 billion, or 10%, compared to the third quarter of 2009, and decreased $1.6 billion, or 15%, compared to the nine months ended September 30, 2009. The decrease from both periods was a result of the decrease in origination activity during the first half of 2010 and runoff in the portfolio as a result of a continued high percentage of new origination volume that was sold in the secondary market. The average investment portfolio decreased from $608 million in the third quarter of 2009 to $173 million in the third quarter of 2010 due to a reduction in the amount of mortgage-backed securities used to hedge the MSR portfolio. Average automobile loans increased from the third quarter in the prior year due to a change in U.S. GAAP that required the Bancorp to consolidate certain automobile loans on January 1, 2010, and a strategic focus by the Bancorp to increase automobile lending during 2010 through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. The average balance of automobile loans consolidated on January 1, 2010 was approximately $841 million during the third quarter of 2010.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. The segment is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Asset Management, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Banking; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc. provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Fifth Third Private Banking offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provide advisory services for institutional clients including states and municipalities. The following table contains selected financial data for the Investment Advisors segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 23: Investment Advisors

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Income Statement Data
Net interest income	$35	40	$109	116
Provision for loan and lease losses	12	15	33	42
Noninterest income:
Investment advisory revenue	85	79	257	231
Other noninterest income	3	5	9	18
Noninterest expense:
Salaries, incentives and benefits	38	35	115	104
Other noninterest expense	63	56	182	156

Income before taxes	10	18	45	63
Applicable income tax expense	4	6	16	22

Net income	$6	$12	$29	$41

Average Balance Sheet Data
Loans and leases	$2,476	3,062	$2,600	3,183
Core deposits	5,810	5,113	5,797	4,830

Net income decreased $6 million and $12 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods last year as increases in noninterest expenses and a reduction in net interest income more than offset increases in investment advisory revenue and a reduction in the provision for loan and lease losses.

Provision for loan and lease losses decreased $3 million and $9 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods last year, reflecting moderation of general economic conditions in the Bancorp’s footprint.

Noninterest income increased $4 million and $17 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods last year as improved market performance and sales force expansion resulted in growth in brokerage transactions and assets under management and care. Assets under care increased to $190.0 billion at September 30, 2010, from $183.9 billion at September 30, 2009. Managed assets increased to $25.6 billion at September 30, 2010 compared to $25.3 billion at September 30, 2009.

Salaries, incentives, and benefits increased $3 million and $11 million compared to the three and nine months ended September 30, 2009, respectively, primarily due to increased incentive accruals and sales force expansion. Other noninterest expense increased $7 million, or 13%, compared to the third quarter of 2009 and increased $26 million, or 17%, compared to the nine months ended September 30, 2009, as growth in brokerage activity and assets under care resulted in increased operating expenses.

Average loan balances decreased $586 million, or 19%, compared to the third quarter of 2009 and decreased $583 million, or 18%, compared to the nine months ended September 30, 2009, primarily due to decreases in commercial and industrial loan balances. Economic uncertainty and excess liquidity has resulted in decreased commercial line usage among the Bancorp’s high net worth customers. Average core deposit balances increased $697 million, or 14%, compared to the third quarter of 2009 and increased $967 million, or 20%, compared to the nine months ended September 30, 2009, primarily due to growth in interest checking and foreign office deposits. Customers have opted to maintain excess funds in liquid transaction accounts as rates remain near historic lows.

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

The results for the third quarter of 2010 were primarily impacted by $499 million in income from the reduction of the allowance for loan and lease losses, compared to $197 million of provision expense in excess of net charge-offs in the third quarter of 2009, due to improved credit trends and a decrease in nonperforming assets as general economic conditions began to show signs of moderation. Results for the third quarter of 2010 also included a $127 million pre-tax benefit, net of expenses, from the settlement of litigation associated with one of the Bancorp’s BOLI policies, while results for the third quarter of 2009 included a benefit of $288 million recognized on the sale of the Bancorp’s Visa, Inc. Class B common shares. The results for the nine months ended September 30, 2010 were primarily impacted by $599 million in income from the reduction of the allowance for loan and lease losses, compared to $897 million of provision expense in excess of net charge-offs during the same period in 2009. In addition, the nine months ended September 30, 2009 included a $1.8 billion pre-tax gain ($1.1 billion after tax) resulting from the Processing Business Sale on June 30, 2009.

Quantitative and Qualitative Disclosures About Market Risk (Item 3)

RISK MANAGEMENT – OVERVIEW

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management function is responsible for the identification, measurement, monitoring, control and reporting of risk and mitigation of those risks that are inconsistent with the Bancorp’s risk profile. The ERM, led by the Bancorp’s Chief Risk Officer, ensures consistency in the Bancorp’s approach to managing and monitoring risk within the structure of the Bancorp’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Executive Asset Liability Management Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the loan loss reserve, capital and community reinvestment act/fair lending functions. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

Overview

General economic conditions remained weak throughout most of 2009, but showed some signs of moderation during 2010. These conditions negatively impacted the 2009 performance of a majority of the Bancorp’s loan and lease products. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder and developer and the remaining non-owner occupied commercial real estate portfolios remained under stress throughout 2009 and into 2010. Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2009 and into the third quarter of 2010, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as expanding commercial and consumer loan workout teams. In the financial services industry, there has been heightened focus on foreclosure activity and processes in recent months due to issues concerning documentation supporting foreclosures. Fifth Third actively works with borrowers experiencing difficulties and has modified or provided forbearance to borrowers on approximately $1.8 billion of its own mortgages during the past several years where a workable solution could be found. Foreclosure is a last resort, and we undertake foreclosures only when we believe they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. We conducted reviews of our foreclosure processes and procedures in the third quarter of 2010, which did not reveal any material deficiencies, and have continued to expand and extend these reviews and improve our processes as additional aspects of the foreclosure process have come under intensified scrutiny and criticism. These reviews are ongoing and we may determine to amend our processes and procedures as a result of these reviews. While any impact to the Bancorp that ultimately results from continued reviews cannot yet be determined, management believes that such impact will not materially adversely affect the Bancorp’s results of operations, liquidity or capital resources.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment and credit product type.

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires an appraisal of collateral be performed at origination and on an as-needed basis, in conformity with market conditions and regulatory requirements. Independent reviews are performed on appraisals to ensure the appraiser is qualified and consistency exists in the evaluation process.

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

TABLE 24: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	September 30, 2010			September 30, 2009
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$8,632	10,045	435	$10,437	12,160	919
Manufacturing	7,180	14,492	138	6,563	13,188	190
Financial services and insurance	4,315	8,675	80	4,351	8,816	39
Healthcare	3,098	4,944	37	2,980	5,814	77
Construction	2,937	4,322	256	4,134	4,966	794
Business services	2,896	4,980	49	2,675	4,822	41
Wholesale trade	2,669	5,275	13	2,264	5,583	52
Retail trade	2,506	5,346	52	2,629	3,027	107
Transportation and warehousing	2,038	2,495	26	2,535	4,539	30
Other services	1,062	1,509	30	1,170	1,614	27
Accommodation and food	899	1,443	28	1,014	1,496	47
Communication and information	820	1,560	7	874	1,406	12
Mining	760	1,420	20	781	1,199	22
Entertainment and recreation	743	981	5	710	973	24
Individuals	701	854	12	763	911	24
Public administration	595	881	9	737	929	—
Utilities	532	1,517	—	490	723	—
Agribusiness	532	677	61	594	1,359	24
Other	25	134	3	310	591	1

Total	$42,940	71,550	1,261	$46,011	74,116	2,430

By loan size:
Less than $200,000	3%	2	8	3%	2	4
$200,000 to $1 million	10	8	25	12	8	18
$1 million to $5 million	23	18	33	24	28	38
$5 million to $10 million	13	11	11	14	11	19
$10 million to $25 million	24	25	21	24	22	16
Greater than $25 million	27	36	2	23	29	5

Total	100%	100	100	100%	100	100

By state:
Ohio	27%	30	16	27%	31	15
Michigan	16	13	24	17	15	18
Florida	8	7	19	9	7	27
Illinois	8	9	9	8	6	9
Indiana	6	6	4	6	6	6
Kentucky	5	4	5	5	5	5
North Carolina	3	3	1	3	3	5
Tennessee	3	3	1	2	2	4
Pennsylvania	2	2	1	2	2	—
All other states	22	23	20	21	23	11

Total	100%	100	100	100%	100	100

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. Tables 25 – 28 provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three and nine months ended September 30, 2010 and 2009.

TABLE 25: Non-Owner Occupied Commercial Real Estate

As of September 30, 2010 ($ in millions)					Net Charge-offs for September 30, 2010
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$2,536	2,729	10	82	68	104
Michigan	1,835	1,905	2	98	23	95
Florida	1,103	1,146	8	158	113	170
Illinois	609	686	1	53	39	59
North Carolina	430	461	1	52	29	53
Indiana	422	438	1	9	17	29
All other states	816	872	2	37	22	47

Total	$7,751	8,237	25	489	311	557

TABLE 26: Non-Owner Occupied Commercial Real Estate

As of September 30, 2009 ($ in millions)					Net Charge-offs for September 30, 2009
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$2,962	3,269	39	224	40	82
Michigan	2,112	2,337	59	196	39	100
Florida	1,654	1,776	71	443	72	144
Illinois	848	979	9	121	12	33
North Carolina	801	875	15	139	20	33
Indiana	546	623	3	60	8	18
All other states	1,106	1,426	89	135	25	75

Total	$10,029	11,285	285	1,318	216	485

TABLE 27: Home Builder and Developer (a)

As of September 30, 2010 ($ in millions)					Net Charge-offs for September 30, 2010
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$239	434	2	23	26	36
Michigan	165	243	—	25	12	58
Florida	137	154	1	73	48	75
North Carolina	92	103	—	16	14	31
Indiana	67	87	—	—	5	12
All other states	124	181	—	22	22	44

Total	$824	1,202	3	159	127	256

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $165 and a total exposure of $436 are also included in Table 25: Non-Owner Occupied Commercial Real Estate

TABLE 28: Home Builder and Developer (a)

As of September 30, 2009 ($ in millions)					Net Charge-offs for September 30, 2009
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$423	611	11	92	13	24
Michigan	348	459	25	76	13	43
Florida	341	386	14	163	43	75
North Carolina	299	336	11	104	14	29
Indiana	117	149	—	22	2	3
All other states	318	428	18	102	23	74

Total	$1,846	2,369	79	559	108	248

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $244 and a total exposure of $537 are also included in Table 26: Non-Owner Occupied Commercial Real Estate.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Consumer Portfolio

The Bancorp’s consumer portfolio is materially comprised of three categories of loans: residential mortgage, home equity, and automobile. While each of these loans has unique features, they have a common risk characteristic of loan amount to collateral value.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.3 billion of adjustable rate residential mortgage loans will have rate resets over the next four quarters, with less than one percent of those resets expected to experience an increase in monthly payments.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. The Bancorp monitors residential mortgages loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. The following tables provide analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance as of and for the three and nine months ended September 30, 2010 and 2009, respectively.

TABLE 29: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of September 30, 2010 ($ in millions)				Net Charge-offs for September 30, 2010
State	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$608	5	17	11	19
Michigan	319	4	8	7	17
Florida	310	5	28	23	49
North Carolina	125	2	4	—	10
Indiana	124	1	3	3	5
Kentucky	82	1	1	1	2
Illinois	55	1	1	1	3
All other states	124	1	5	4	8

Total	$1,747	20	67	50	113

TABLE 30: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of September 30, 2009 ($ in millions)				Net Charge-offs for September 30, 2009
State	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$692	7	26	5	14
Michigan	363	4	13	5	15
Florida	407	12	55	17	56
North Carolina	178	4	6	3	5
Indiana	148	1	8	1	3
Kentucky	96	1	3	—	1
Illinois	62	1	5	—	2
All other states	145	4	5	2	4

Total	$2,091	34	121	33	100

Home Equity Portfolio

The home equity portfolio is managed in two categories: loans outstanding with a LTV greater than 80% and those loans with a LTV of less than 80%. The carrying value of the greater than 80% LTV home equity loans and less than 80% LTV home equity loans were $4.7 billion and $7.1 billion, respectively, as of September 30, 2010. Of the total $11.8 billion of outstanding home equity loans, 82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio had an average FICO score of 734 as of September 30, 2010 and 730 as of September 30, 2009.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp believes that home equity loans with a greater than 80% LTV ratio present a higher level of risk. The following tables provide analysis of these loans as of and for the three and nine months ended September 30, 2010 and 2009.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 31: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2010 ($ in millions)					Net Charge-offs for September 30, 2010
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,609	2,316	10	7	8	27
Michigan	1,022	1,342	10	6	13	39
Illinois	492	670	7	2	6	15
Indiana	465	650	3	2	2	8
Kentucky	437	482	6	4	2	7
Florida	176	276	7	4	7	16
All other states	478	675	3	2	5	20

Total	$4,679	6,411	46	27	43	132

TABLE 32: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2009 ($ in millions)					Net Charge-offs for September 30, 2009
State	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,770	2,501	12	6	10	32
Michigan	518	703	7	4	8	25
Illinois	1,120	1,440	16	6	13	44
Indiana	510	700	4	2	4	10
Kentucky	208	260	5	2	3	9
Florida	486	692	9	3	9	26
All other states	542	639	10	5	9	28

Total	$5,154	6,935	63	28	56	174

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2010, the automobile loan portfolio was comprised of approximately 47% in loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of September 30, 2010 and 2009, respectively.

TABLE 33: Automobile Loans Outstanding with LTV Greater than 100% at Origination

As of September 30, 2010 ($ in millions)				Net Charge-offs for September 30, 2010
State	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$454	1	—	1	4
Illinois	391	1	—	1	4
Michigan	273	—	—	1	3
Indiana	217	—	—	1	3
Florida	200	1	—	1	5
Kentucky	189	—	—	1	3
All other states	2,432	4	2	6	24

Total	$4,156	7	2	12	46

TABLE 34: Automobile Loans Outstanding with LTV Greater than 100% at Origination

As of September 30, 2009 ($ in millions)				Net Charge-offs for September 30, 2009
State	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$430	1	—	2	7
Illinois	370	1	—	2	7
Michigan	263	1	—	1	5
Indiana	225	1	—	1	4
Florida	203	1	—	2	8
Kentucky	187	—	—	1	3
All other states	2,026	4	2	12	37

Total	$3,704	9	2	21	71

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

Total nonperforming assets, including loans held for sale, were $2.8 billion at September 30, 2010, compared to $3.5 billion at December 31, 2009 and September 30, 2009. At September 30, 2010, $699 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $224 million and $288 million as of December 31, 2009 and September 30, 2009, respectively.

Nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned and nonaccrual loans held for sale as of September 30, 2010 was 3.51% compared to 4.38% as of December 31, 2009 and 4.34% as of September 30, 2009. Excluding the nonaccrual loans held for sale, nonperforming assets as a percentage of total loans, leases and other assets, including other real estate owned as of September 30, 2010 was 2.72% compared to 4.22% as of December 31, 2009 and 4.09% as of September 30, 2009. The composition of nonaccrual credits continues to be concentrated in real estate as 70% of nonaccrual credits were secured by real estate as of September 30, 2010, compared to 77% as of December 31, 2009 and 79% as of September 30, 2009.

Commercial nonperforming loans and leases decreased to $2.0 billion at September 30, 2010, compared to $2.6 billion at December 31, 2009 and $2.7 billion at September 30, 2009 due to the impact of previous loss mitigation actions and moderation in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases decreased to $1.3 billion at September 30, 2010 compared to $2.4 billion at December 31, 2009 and September 30, 2009. These decreases were due to previously discussed factors and the impact of commercial nonperforming loans transferred to held for sale during the current quarter. The Bancorp transferred commercial loans with a carrying value prior to transfer of $961 million to held for sale during the current quarter, of which $694 million were nonperforming. Of the transferred loans, approximately 52% were secured by non-owner occupied real estate, including 22% secured by developed and undeveloped land. Approximately 40% of the transferred loans were in Michigan and Florida.

Consumer nonperforming loans and leases were $323 million at September 30, 2010, compared to $555 million at December 31, 2009 and $517 million at September 30, 2009. The decreases compared to both December 31, 2009 and September 30, 2009 were primarily due to the sale of $228 million of residential mortgage loans during the current quarter, of which $205 million were nonperforming. Consumer restructured loans contributed $175 million to nonperforming loans as of September 30, 2010, compared to $258 and $225 million as of December 31, 2009 and September 30, 2009, respectively. As of September 30, 2010, redefault rates were 24% for restructured residential mortgages loans, 17% for home equity loans and 14% for credit cards.

Repossessed personal property and OREO increased to $498 million at September 30, 2010, compared to $297 million at December 31, 2009 and $273 million at September 30, 2009, due to increases in OREO driven by higher levels of foreclosures securing commercial mortgage loans compared to both December 31, 2009 and September 30, 2009. Properties in Michigan and Florida accounted for 44% of foreclosed real estate at September 30, 2010.

For the three and nine months ended September 30, 2010, interest income of $49 million and $157 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 35: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans and leases:
Commercial and industrial loans	$525	734	$752
Commercial mortgage loans	464	898	912
Commercial construction loans	211	646	697
Commercial leases	30	67	51
Residential mortgage loans	124	275	267
Home equity	23	21	24
Automobile loans	1	1	1
Restructured loans and leases:
Commercial loans	31	47	18
Residential mortgage loans	83	137	112
Home equity	32	33	32
Automobile loans	2	1	1
Credit card	58	87	80

Total nonperforming loans and leases	1,584	2,947	2,947
Repossessed personal property and other real estate owned	498	297	273

Total nonperforming assets (a)	2,082	3,244	3,220
Nonaccrual loans held for sale	699	224	288

Total nonperforming assets including loans held for sale	$2,781	3,468	3,508

90 days past due loans and leases:
Commercial and industrial loans	$29	118	256
Commercial mortgage loans	29	59	184
Commercial construction loans	5	17	168
Commercial leases	1	4	4
Residential mortgage loans (b)	111	189	198
Home equity	87	99	104
Automobile loans	13	17	17
Credit card and other	42	64	61

Total 90 days past due loans and leases	$317	567	992

Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (a)	2.72%	4.22	4.09
Allowance for loan and lease losses as a percent of nonperforming assets (a)	153	116	114

(a)	Excludes loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2010, December 31, 2009 and September 30, 2009, these advances were $215, $130 and $89, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Typically, these modifications reduce the loan interest rate, extend the loan term, or in limited circumstances, reduce the principal balance of the loan. These modifications are usually classified as TDRs.

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including residential mortgage loans, home equity loans, and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loan TDRs and credit card TDRs are classified as nonaccrual loans and are typically returned to accrual status upon a six month period of sustained performance under the restructured terms. These approaches are consistent with published guidance from regulatory agencies. The following table summarizes TDRs by loan type and delinquency status.

TABLE 36: Performing and Nonperforming TDRs

	Performing
As of September 30, 2010 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial	$144	2	—	31	$177
Residential mortgages (a)	819	140	31	83	1,073
Home equity	370	44	—	32	446
Credit card	46	—	—	58	104
Other consumer	32	2	—	2	36

Total	$1,411	188	31	206	$1,836

(a)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2010, these advances represented $55 of current loans, $29 of 30-89 days past due loans and $20 of 90 days or more past due loans.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Analysis of Net Loan Charge-offs

Net charge-offs as a percent of average loans and leases were 4.95% and 3.41% for the three and nine months ended September 30, 2010, respectively, compared to 3.75% and 3.06% for the same periods last year. Table 37 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

Commercial loan net charge-offs increased $127 million and $93 million compared to the three and nine months ended September 30, 2009, respectively, as the Bancorp recorded $387 million in net charge-offs to reflect the lower of cost or fair value of commercial loans transferred to held for sale during the current quarter. Excluding net charge-offs related to the transferred loans, commercial net charge-offs decreased $260 million and $294 million compared to the three and nine months ended September 30, 2009, respectively, due to actions taken by the Bancorp to address problems loans, reflected by significant net charge-offs recorded in 2008 and 2009, and previous loss mitigation actions such as suspending homebuilder and developer lending and non-owner occupied commercial real estate lending in 2007 and 2008, respectively, and tightened underwriting standards across commercial loan product offerings.

Consumer loan net charge-offs increased $73 million and $7 million compared to the three and nine months ended September 30, 2009, respectively, as $123 million in net charge-offs were recorded on residential mortgage portfolio loans sold during the current quarter. Excluding net charge-offs on the residential mortgage portfolio loans sold, net charge-offs on consumer loans decreased $50 million and $116 million compared to the three and nine months ended September 30, 2009, respectively. Residential mortgage loan net charge-offs increased $112 million and $101 million compared to the three and nine months ended September 30, 2009, respectively, primarily due to net charge-offs on the previously discussed residential mortgage loan sale. The Bancorp’s Florida and Michigan markets accounted for 62% of net charge-offs on residential mortgage loans in the portfolio during the third quarter of 2010.

Home equity net charge-offs decreased $14 million and $40 million compared to the three and nine months ended September 30, 2009, respectively, primarily due to decreases in net charge-offs in the Florida market and reduced net charge-offs of brokered home equity products. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $17 million and $46 million, respectively, compared to the three and nine months ended September 30, 2009, due to tighter underwriting standards implemented in 2008, maturation of the automobile loan portfolio and improving delinquency trends.

Credit card net charge-offs decreased $9 million and $4 million compared to the three and nine months ended September 30, 2009, respectively, reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 37: Summary of Credit Loss Experience

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Losses charged off:
Commercial and industrial loans	($247)	(271)	(533)	(571)
Commercial mortgage loans	(271)	(124)	(458)	(292)
Commercial construction loans	(126)	(130)	(251)	(287)
Commercial leases	(1)	—	(5)	(1)
Residential mortgage loans	(205)	(92)	(379)	(279)
Home equity	(69)	(82)	(208)	(245)
Automobile loans	(27)	(44)	(104)	(148)
Credit card	(38)	(47)	(129)	(132)
Other consumer loans and leases	(8)	(6)	(19)	(21)

Total losses	(992)	(796)	(2,086)	(1,976)
Recoveries of losses previously charged off:
Commercial and industrial loans	10	15	31	35
Commercial mortgage loans	3	6	14	12
Commercial construction loans	5	4	9	5
Commercial leases	—	—	1	—
Residential mortgage loans	1	—	1	2
Home equity	3	2	8	5
Automobile loans	10	10	34	32
Credit card	2	2	7	6
Other consumer loans and leases	2	1	9	7

Total recoveries	36	40	114	104
Net losses charged off:
Commercial and industrial loans	(237)	(256)	(502)	(536)
Commercial mortgage loans	(268)	(118)	(444)	(280)
Commercial construction loans	(121)	(126)	(242)	(282)
Commercial leases	(1)	—	(4)	(1)
Residential mortgage loans	(204)	(92)	(378)	(277)
Home equity	(66)	(80)	(200)	(240)
Automobile loans	(17)	(34)	(70)	(116)
Credit card	(36)	(45)	(122)	(126)
Other consumer loans and leases	(6)	(5)	(10)	(14)

Total net losses charged off	($956)	(756)	(1,972)	(1,872)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	3.57%	3.70	2.55%	2.55
Commercial mortgage loans	9.34	3.82	5.13	3.02
Commercial construction loans	16.58	11.56	9.96	7.83
Commercial leases	0.10	(.04)	0.18	(.01)

Total commercial loans	5.66	4.17	3.59	3.00

Residential mortgage loans	10.37	4.38	6.41	4.25
Home equity	2.19	2.54	2.20	2.54
Automobile loans	0.65	1.52	0.90	1.78
Credit card	7.68	9.08	8.66	8.89
Other consumer loans and leases	3.88	2.62	2.06	2.04

Total consumer loans	4.00	3.14	3.17	3.14

Total net losses charged off	4.95%	3.75	3.41%	3.06

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

local economic conditions that might impact the portfolio. More information on the allowance for loan and lease losses can be found in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009.

TABLE 38: Changes in Allowance For Credit Losses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Allowance for loan and lease losses:
Balance, beginning of period	$3,693	3,485	$3,749	2,787
Impact of change in accounting principle	—	—	45	—
Net losses charged off	(956)	(756)	(1,972)	(1,872)
Provision for loan and lease losses	457	952	1,372	2,766

Balance, end of period	$3,194	3,681	$3,194	3,681

Reserve for unfunded commitments:
Balance, beginning of period	$254	239	$294	195
Impact of change in accounting principle	—	—	(43)	—
Provision for unfunded commitments	(23)	45	(20)	89

Balance, end of period	$231	284	$231	284

The reserve for unfunded commitments was $231 million at September 30, 2010, compared to $294 million and $284 million at December 31, 2009 and September 30, 2009, respectively. The decreases compared to December 31, 2009 and September 30, 2009 were primarily due to a $43 million decrease to release reserves associated with loans that were previously off balance sheet but were consolidated on January 1, 2010 due to a change in U.S. GAAP. The reserve for these loans is included in the Condensed Consolidated Balance Sheet as a component of the allowance for loan and lease losses at September 30, 2010.

In the first nine months of 2010, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

An unallocated component to the allowance for loan and lease losses is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at September 30, 2010 was .21%, or five percent of the total allowance, compared to .25%, or five percent of the total allowance at December 31, 2009, and .23% or five percent of the total allowance, as of September 30, 2009. The decrease in the unallocated allowance compared to the prior year was a result of many of the impacts of recent economic events being more fully incorporated into the historical loss rates within the portfolio specific models. These recent economic events include, but are not limited to, falling home values, rising unemployment, bankruptcy filings and fluctuating commodity prices.

As shown in Table 39, the allowance for loan and lease losses as a percent of the total loan and lease portfolio was 4.20% at September 30, 2010, compared to 4.88% at December 31, 2009 and 4.69% at September 30, 2009. The allowance for loan and lease losses was $3.2 billion as of September 30, 2010, and $3.7 billion at December 31, 2009 and September 30, 2009. The allowance for loan and lease losses compared to December 31, 2009 and September 30, 2009 was impacted by a reduction of $337 million in reserves associated with commercial loans transferred to held for sale and consumer loans sold during the current quarter. The impact of a number of favorable credit trends also led to a reduction in the allowance, partially offset by a $45 million increase to recognize reserves associated with loans consolidated on January 1, 2010 due to a change in U.S. GAAP.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $173 million at September 30, 2010. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $86 million at September 30, 2010. As several qualitative and quantitative factors are considered in determining the allowance for loan and lease losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact

Quantitative and Qualitative Disclosures About Market Risk (continued)

of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

Impaired commercial loans subject to specific evaluation were $786 million as of September 30, 2010, compared to $1.7 billion as of December 31, 2009 and $1.6 billion, as of September 30, 2009. Impaired commercial loans above specified thresholds require individual review to determine loan and lease reserves.

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

TABLE 39: Attribution of Allowance for Loans and Lease Losses to Portfolio Loans and Leases

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Allowance attributed to:
Commercial and industrial loans	$1,222	1,282	1,250
Commercial mortgage loans	657	734	622
Commercial construction loans	218	380	447
Commercial leases	106	121	116
Residential mortgage loans	296	375	392
Consumer loans	531	660	664
Consumer leases	3	4	6
Unallocated	161	193	184

Total allowance for loan and lease losses	$3,194	3,749	3,681

Portfolio loans and leases:
Commercial and industrial loans	$26,302	25,683	26,175
Commercial mortgage loans	10,985	11,803	12,105
Commercial construction loans	2,349	3,784	4,147
Commercial leases	3,304	3,535	3,584
Residential mortgage loans	7,975	8,035	8,229
Consumer loans	24,759	23,439	23,619
Consumer leases	335	500	560

Total portfolio loans and leases	$76,009	76,779	78,419

Attributed allowance as a percent of respective portfolio loans:
Commercial and industrial loans	4.65%	4.99	4.78
Commercial mortgage loans	5.98	6.22	5.14
Commercial construction loans	9.28	10.04	10.79
Commercial leases	3.21	3.42	3.24
Residential mortgage loans	3.71	4.67	4.76
Consumer loans	2.14	2.81	2.81
Consumer leases	.90	.80	1.07
Unallocated (as a percent of total portfolio loans and leases)	.21	.25	.23

Total portfolio loans and leases	4.20%	4.88	4.69

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

The Bancorp’s ALCO, which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for September 30, 2010. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At September 30, 2010, the Bancorp’s interest rate risk profile reflects moderate asset sensitivity in year one with increased asset sensitivity in year two. This profile is effectively unchanged from June 30, 2010. Table 40 shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of September 30, 2010:

TABLE 40: Estimated NII Sensitivity Profile

	Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	1.96%	6.95	(5.00)	(7.00)
+100	0.73	3.22	—	—

Market Value of Equity

The Bancorp also employs MVE as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the MVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The MVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of MVE to changes in the level of interest rates is a measure of longer-term interest rate risk. MVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the MVE analysis. Particularly important are assumptions driving prepayments and the expected changes in balances and pricing of transaction deposit portfolios.

The following table shows the Bancorp’s MVE sensitivity profile as of September 30, 2010:

TABLE 41: Estimated MVE Sensitivity Profile

Change in Interest Rates (bp)	Change in MVE	ALCO Policy Limits
+200	(1.96)%	(15.0)
+100	(0.55)
+25	(0.09)
-25	(0.10)

This MVE profile suggests that the Bancorp would experience a slight adverse effect from an initial increase in rates, and that the adverse impact would become greater as rates continue to rise. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and MVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 42 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of September 30, 2010. Additionally, Table 43 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans, as of September 30, 2010.

TABLE 42: Portfolio Loan and Lease Contractual Maturities

($ in millions)	Less than 1 year	1 – 5 years	Greater than 5 years	Total
Commercial and industrial loans	$9,995	13,414	2,893	26,302
Commercial mortgage loans	5,602	4,504	879	10,985
Commercial construction loans	1,409	728	212	2,349
Commercial leases	529	1,322	1,453	3,304

Subtotal - commercial loans and leases	17,535	19,968	5,437	42,940

Residential mortgage loans	1,834	4,067	2,074	7,975
Home equity	2,002	4,474	5,298	11,774
Automobile loans	3,973	6,228	537	10,738
Credit card	183	1,649	—	1,832
Other consumer loans and leases	555	188	7	750

Subtotal - consumer loans and leases	8,547	16,606	7,916	33,069

Total	$26,082	36,574	13,353	76,009

TABLE 43: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$4,077	12,230
Commercial mortgage loans	2,099	3,284
Commercial construction loans	357	583
Commercial leases	2,775	—

Subtotal - commercial loans and leases	9,308	16,097

Residential mortgage loans	3,992	2,149
Home equity	1,466	8,306
Automobile loans	6,697	68
Credit card	742	907
Other consumer loans and leases	158	37

Subtotal - consumer loans and leases	13,055	11,467

Total	$22,363	27,564

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $599 million, $699 million and $625 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying

Quantitative and Qualitative Disclosures About Market Risk (continued)

hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates were lower throughout the third quarter of 2010. This decrease caused modeled prepayment speeds to increase, which led to $83 million in temporary impairment of servicing rights during the three months ended September 30, 2010, compared to $38 million in temporary impairment during the three months ended September 30, 2009. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $129 million and $61 million on its non-qualifying hedging strategy for the three months ended September 30, 2010 and 2009, respectively. Net gains on the sale of securities related to the Bancorp’s non-qualifying hedging strategy were immaterial during the third quarter of 2010. There was no sale activity during the third quarter of 2009. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2010, December 31, 2009 and September 30, 2009 was $332 million, $301 million and $339 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 13 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp maintains a contingency funding plan that assesses the liquidity needs under various scenarios of market conditions, asset growth and credit rating downgrades. The plan includes liquidity stress testing which measures various sources and uses of funds under the different scenarios. The contingency plan provides for ongoing monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity.

Sources of Funds

The Bancorp’s primary sources of funds relate to cash flows from loan and lease repayments, payments from securities related to sales and maturities, the sale or securitization of loans and leases and funds generated by core deposits, in addition to the use of public and private debt offerings.

Projected contractual maturities from loan and lease repayments are included in Table 42 of the Market Risk Management section. Of the $16.0 billion of securities in the Bancorp’s portfolio at September 30, 2010, $5.2 billion in principal and interest is expected to be received in the next 12 months and an additional $3.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans totaling $4.7 billion and $12.1 billion, respectively, for the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, the Bancorp sold, securitized or transferred off-balance sheet loans totaling $6.1 billion and $17.1 billion, respectively. For further information on the transfer of financial assets, see Note 11 of the Notes to Condensed Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 80% of its average total assets for the third quarter of 2010 compared to 78% for the fourth quarter of 2009 and 74% for the third quarter of 2009. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the Federal Home Loan Bank system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp had previously participated in the FDIC’s TAG program that was adopted on November 21, 2008 under EESA. The TAG program provides insurance to any funds held in qualifying noninterest-bearing transaction accounts without limit. On April 13, 2010, the FDIC adopted an interim final rule extending the TAG program for six months, through December 31, 2010, with the possibility of extending the program an additional twelve months without further rulemaking. As a participant in the TAG program, the Bancorp was required to decide whether to opt out of the program on or before April 30, 2010. The Bancorp opted out of the TAG program effective July 1, 2010. After this date, customer accounts that qualified under the TAG program are no longer guaranteed in full, but are insured up to $250,000 under the FDIC’s general deposit insurance rules.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of September 30, 2010, $8.8 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $24.5 billion of borrowing capacity available through secured borrowing sources including the Federal Home Loan Banks and Federal Reserve Banks.

Credit Ratings

The cost and availability of financing to the Bancorp are impacted by its credit ratings. A downgrade to the Bancorp’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Bancorp’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures.

As of November 8, 2010, the Bancorp had senior debt credit ratings of “Baa1” with Moody’s, “BBB” with Standard & Poor’s, “A-” with Fitch Ratings and “A (low)” with DBRS, Ltd. These ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

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

Additionally, the Bancorp’s subsidiary bank (Fifth Third Bank) also receives independent credit ratings. On November 1, 2010, Moody’s downgraded ten large regional banks, including Fifth Third Bank, due to the passage of the Dodd-Frank Act. The Act signaled the government’s intent to limit support for individual banks, thus reducing Moody’s support assumptions for these banks. Fifth Third Bank’s credit ratings for Short-Term Deposit, Long-Term Deposit and Senior Debt were downgraded to P2, A3 and A3, respectively, from P1, A2 and A2, respectively. Additionally, Moody’s changed Fifth Third Bancorp and Fifth Third Bank’s outlook from negative to stable.

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

2009 Capital Actions

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Current provisions of the recently enacted Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. At September 30, 2010, the Bancorp’s Tier I capital included $2.8 billion of trust preferred securities representing approximately 279 bp of risk-weighted assets.

The Bancorp manages the adequacy of its capital, including Tier I common equity, by conducting ongoing internal stress tests and ensuring the results are properly considered in capital planning. It is the intent of the Bancorp’s capital planning process to ensure that the Bancorp’s capital positions remain in excess of well-capitalized minimums as defined by the Board of Governors of the Federal Reserve System in the “Capital Adequacy Guidelines for Bank Holding Companies,” and any other regulatory requirements. The Bancorp’s Tier I common equity ratio was 7.34% as of September 30, 2010.

TABLE 44: Capital Ratios

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Average equity as a percent of average assets	12.38%	12.31	12.24
Tangible equity as a percent of tangible assets (a)	10.04	9.71	10.08
Tangible common equity as a percent of tangible assets (a)	6.70	6.45	6.74

Tier I capital	$13,698	13,428	13,574
Total risk-based capital	18,077	17,648	17,926
Risk-weighted assets (b)	98,904	100,933	102,875

Regulatory capital ratios:
Tier I capital	13.85%	13.30	13.19
Total risk-based capital	18.28	17.48	17.43
Tier I leverage	12.54	12.34	12.34
Tier I common equity (a)	7.34	6.99	7.01

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, alternative investment opportunities in compliance with the TARP CPP, and the need to comply with safe and sound banking practices as well as meet regulatory expectations.

In each of the third quarters of 2010 and 2009, the Bancorp paid dividends per common share of $0.01. The Bancorp’s repurchase of common stock in the third quarter of 2010 is shown in Table 45 below.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 45: Share Repurchases

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2010 – July 31, 2010	—	$—	—	19,201,518
August 1, 2010 – August 31, 2010	—	—	—	19,201,518
September 1, 2010 – September 30, 2010	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 13,399 shares during the third quarter of 2010 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In May 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. A discussion in further detail of these transactions is as follows:

Residential Mortgage Loan Sales

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At September 30, 2010 the outstanding balances on these loans sold with credit recourse were $971 million, compared to $1.1 billion at December 31, 2009 and September 30, 2009. At September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $17 million, $21 million and $20 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with the unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include appraisal standards with the collateral, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $86 million, $37 million and $28 million, respectively. For further information on residential mortgage loans sold with recourse, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended September 30, 2010 and 2009, the Bancorp paid $20 million and $5 million, respectively, in the form of make whole payments and repurchased approximately $18 million and $10 million, respectively, of loans to satisfy investor demands. For the nine months ended September 30, 2010 and 2009, the Bancorp paid $32 million and $11 million, respectively, in the form of make whole payments and repurchased approximately $50 million and $45 million, respectively, of loans to satisfy investor demands.

The following table summarizes activity in the reserve for representation and warranty provisions:

TABLE 46: Changes in the Reserve for Representation and Warranty Provisions

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Balance, beginning of period	$65	24	$37	12
Net additions to the reserve	46	13	96	43
Losses charged against the reserve	(25)	(9)	(47)	(27)

Balance, end of period	$86	28	$86	28

Total new repurchase demand requests during the third quarter of 2010 were $132 million compared to $51 million for the third quarter of 2009. Total outstanding repurchase demand inventory was $184 million at September 30, 2010, compared to $117 million at December 31, 2009 and $77 million at September 30, 2009.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Private Mortgage Insurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $122 million at September 30, 2010, and $182 million at December 31, 2009 and September 30, 2009. The Bancorp maintained a reserve related to exposures within the reinsurance portfolio of $37 million as of September 30, 2010, $44 million as of December 31, 2009 and $36 million as of September 30, 2009. During the third quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and a decrease to the Bancorp’s maximum exposure of $53 million.

Liquidity Support and Credit Enhancement Agreement

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to a VIE, which prior to January 1, 2010, was an unconsolidated special purpose entity wholly-owned by an independent third party. The VIE issued asset-backed commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. Generally, the loans transferred to the VIE provided a lower yield due to their investment grade nature and, therefore, transferring these loans allowed the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 was $771 million. At December 31, 2009, the Bancorp’s loss reserve related to the credit enhancement provided to the VIE was $45 million and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that was consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

In the event the VIE was unable to issue commercial paper, the Bancorp agreed to provide liquidity support in the form of a line of credit and the repurchase of assets from the VIE. As of December 31, 2009, the liquidity asset purchase agreement was $1.4 billion. In addition, due to dislocation in the short-term funding market which caused the VIE difficulty in obtaining sufficient funding through the issuance of commercial paper, the Bancorp purchased commercial paper from the VIE throughout 2008 and 2009. As of December 31, 2009, the Bancorp held approximately $805 million of commercial paper issued by the VIE, representing 87% of the VIE’s total commercial paper then outstanding. Effective January 1, 2010 with the adoption of new accounting guidance regarding the consolidation of VIEs, the Bancorp was required to consolidate the assets and liabilities of this VIE. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on the new accounting guidance.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2010	December 31, 2009	September 30, 2009

Assets
Cash and due from banks (a)	$2,215	2,318	2,130
Available-for-sale and other securities (b)	15,975	18,213	15,682
Held-to-maturity securities (c)	354	355	356
Trading securities	320	355	1,079
Other short-term investments (a)	3,271	3,369	1,126
Loans held for sale (d)	2,733	2,067	2,063
Portfolio loans and leases:
Commercial and industrial loans (a)	26,302	25,683	26,175
Commercial mortgage loans	10,985	11,803	12,105
Commercial construction loans	2,349	3,784	4,147
Commercial leases	3,304	3,535	3,584
Residential mortgage loans (e)	7,975	8,035	8,229
Home equity (a)	11,774	12,174	12,377
Automobile loans (a)	10,738	8,995	8,972
Credit card	1,832	1,990	1,973
Other consumer loans and leases	750	780	857

Portfolio loans and leases	76,009	76,779	78,419
Allowance for loan and lease losses (a)	(3,194)	(3,749)	(3,681)

Portfolio loans and leases, net	72,815	73,030	74,738
Bank premises and equipment	2,377	2,400	2,426
Operating lease equipment	470	499	486
Goodwill	2,417	2,417	2,417
Intangible assets	72	106	119
Servicing rights	599	700	626
Other assets (a)	8,704	7,551	7,492

Total Assets	$112,322	113,380	110,740

Liabilities
Deposits:
Demand	$20,109	19,411	17,666
Interest checking	17,225	19,935	15,168
Savings	20,260	17,898	17,098
Money market	5,064	4,431	4,378
Other time	9,379	12,466	13,725
Certificates - $100,000 and over	5,515	7,700	8,962
Foreign office and other	3,810	2,464	2,361

Total deposits	81,362	84,305	79,358
Federal funds purchased	368	182	433
Other short-term borrowings	1,775	1,415	3,674
Accrued taxes, interest and expenses	869	773	878
Other liabilities (a)	3,082	2,701	2,547
Long-term debt (a)	10,953	10,507	10,162

Total Liabilities	98,409	99,883	97,052

Equity
Common stock (f)	1,779	1,779	1,779
Preferred stock (g)	3,642	3,609	3,599
Capital surplus (h)	1,707	1,743	1,729
Retained earnings	6,456	6,326	6,496
Accumulated other comprehensive income	432	241	285
Treasury stock	(132)	(201)	(200)

Total Bancorp shareholders’ equity	13,884	13,497	13,688
Noncontrolling interest	29	—	—

Total Equity	13,913	13,497	13,688

Total Liabilities and Equity	$112,322	113,380	110,740

(a)	At September 30, 2010, $56 of cash, $7 of other short-term investments, $29 of commercial and industrial loans, $248 of home equity loans, $771 of automobile loans, ($15) of allowance for loan and lease losses, $7 of other assets, $17 of other liabilities and $834 of long-term debt from consolidated variable interest entities are included in their respective Balance Sheet captions above. See Note 10.
(b)	Amortized cost of $15,308, $17,879 and $15,260 at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.
(c)	Fair value of $354, $355 and $356 at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.
(d)	Includes $1,879, $1,470 and $1,575 of residential mortgage loans held for sale measured at fair value at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
(e)	Includes $42, $26 and $16 of residential mortgage loans measured at fair value at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2010 – 796,283,198 (excludes 5,220,989 treasury shares), December 31, 2009 – 795,068,164 (excludes 6,436,024 treasury shares) and September 30, 2009 – 795,316,187 shares (excludes 6,188,001 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at September 30, 2010, December 31, 2009, and September 30, 2009; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,451 issued and outstanding at September 30, 2010, December 31, 2009 and September 30, 2009.
(h)	Includes ten-year warrants initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2010	2009	2010	2009
Interest Income
Interest and fees on loans and leases	$962	986	$2,872	2,977
Interest on securities	161	183	506	547
Interest on other short-term investments	3	—	7	1

Total interest income	1,126	1,169	3,385	3,525
Interest Expense
Interest on deposits	141	228	473	759
Interest on other short-term borrowings	1	4	3	41
Interest on long-term debt	72	68	219	249

Total interest expense	214	300	695	1,049

Net Interest Income	912	869	2,690	2,476
Provision for loan and lease losses	457	952	1,372	2,766

Net Interest Income (Loss) After Provision for Loan and Lease Losses	455	(83)	1,318	(290)
Noninterest Income
Mortgage banking net revenue	232	140	498	421
Service charges on deposits	143	164	435	472
Investment advisory revenue	90	82	267	240
Corporate banking revenue	86	77	260	283
Card and processing revenue	77	74	235	539
Gain on sale of processing business	—	(6)	—	1,758
Other noninterest income	195	312	354	372
Securities gains (losses), net	4	8	25	(12)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	—	57

Total noninterest income	827	851	2,074	4,130
Noninterest Expense
Salaries, wages and incentives	360	335	1,046	1,008
Employee benefits	82	83	241	241
Net occupancy expense	72	75	222	233
Technology and communications	48	43	138	133
Equipment expense	30	30	91	92
Card and processing expense	26	25	82	167
Other noninterest expense	361	285	1,049	985

Total noninterest expense	979	876	2,869	2,859

Income (Loss) Before Income Taxes	303	(108)	523	981
Applicable income tax expense (benefit)	65	(11)	103	146

Net Income (Loss)	238	(97)	420	835
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net Income (Loss) Attributable To Bancorp	238	(97)	420	835
Dividends on preferred stock	63	62	187	165

Net Income (Loss) Available to Common Shareholders	$175	(159)	$233	670

Earnings Per Share	$0.22	(0.20)	$0.29	1.00
Earnings Per Diluted Share	$0.22	(0.20)	$0.29	0.91

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2008	$1,295	4,241	848	5,824	98	(229)	12,077		12,077
Net income				835			835		835
Other comprehensive income					187		187		187

Comprehensive income							1,022		1,022
Cash dividends declared:
Common stock at $0.03 per share				(21)			(21)		(21)
Preferred stock				(168)			(168)		(168)
Accretion of preferred dividends, Series F		32		(32)			—		—
Issuance of common shares	351		635				986		986
Dividends on exchange of preferred shares, Series G				35			35		35
Exchange of preferred shares, Series G	133	(674)	272				(269)		(269)
Stock-based compensation expense			34				34		34
Stock based awards issued or exercised, including treasury shares issued						1	1		1
Restricted stock grants			(28)			28	—		—
Change in corporate tax benefit related to stock-based compensation			(30)				(30)		(30)
Reversal of OTTI				24			24		24
Other			(2)	(1)			(3)		(3)

Balance at September 30, 2009	$1,779	3,599	1,729	6,496	285	(200)	13,688		13,688

Balance at December 31, 2009	$1,779	3,609	1,743	6,326	241	(201)	13,497	—	13,497
Net income				420			420	—	420
Other comprehensive income					191		191		191

Comprehensive income							611	—	611
Cash dividends declared:
Common stock at $0.03 per share				(24)			(24)		(24)
Preferred stock				(154)			(154)		(154)
Accretion of preferred dividends, Series F		33		(33)			—		—
Stock-based compensation expense			33				33		33
Stock based awards issued or exercised, including treasury shares issued			(10)			6	(4)		(4)
Restricted stock grants			(61)			61	—		—
Noncontrolling interest								29	29
Impact of cumulative effect of change in accounting principle				(77)			(77)		(77)
Other			2	(2)		2	2		2

Balance at September 30, 2010	$1,779	3,642	1,707	6,456	432	(132)	13,884	29	13,913

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

($ in millions)	For the nine months ended September 30
	2010	2009
Operating Activities
Net income	$420	$835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,372	2,766
Depreciation, amortization and accretion	327	258
Stock-based compensation expense	33	34
Provision for deferred income taxes	134	154
Realized securities gains	(32)	(27)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	—	(64)
Realized securities losses	7	39
Realized securities losses – non-qualifying hedges on mortgage servicing rights	—	7
Provision for mortgage servicing rights	189	56
Net losses on sales of loans and fair value adjustments on loans held for sale	80	46
Capitalized mortgage servicing rights	(180)	(305)
Proceeds from sales of loans held for sale	12,495	16,815
Loans originated for sale, net of repayments	(12,485)	(17,486)
Dividends representing return on equity method investments	19	12
Excess tax benefit related to stock-based compensation	(4)	—
Gain on sale of processing business, net of tax	—	(1,052)
Net change in:
Trading securities	37	273
Other assets	(93)	1,272
Accrued taxes, interest and expenses	(105)	(1,115)
Other liabilities	77	(51)

Net Cash Provided by Operating Activities	2,291	2,467

Investing Activities
Sales:
Available-for-sale securities	2,039	3,624
Loans	224	320
Disposal of bank premises and equipment	6	28
Repayments / maturities:
Available-for-sale securities	3,350	92,032
Held-to-maturity securities	1	3
Purchases:
Available-for-sale securities	(3,808)	(98,325)
Held-to-maturity securities	(1)	—
Bank premises and equipment	(151)	(157)
Restricted cash from the initial consolidation of variable interest entities	63	—
Dividends representing return of equity method investments	9	4
Proceeds from sale of processing business	—	562
Net cash paid in acquisitions	—	(16)
Net change in:
Other short-term investments	105	2,452
Loans and leases	(274)	4,631
Operating lease equipment	(2)	(52)

Net Cash Provided by Investing Activities	1,561	5,106

Financing Activities
Net change in:
Core deposits	(733)	3,346
Certificates - $100,000 and over, including other foreign office	(2,197)	(2,898)
Federal funds purchased	186	146
Other short-term borrowings	239	(6,285)
Repayment of long-term debt	(1,320)	(3,058)
Dividends paid on common shares	(24)	(20)
Dividends paid on preferred shares	(154)	(168)
Issuance of common shares	—	986
Exchange of preferred shares, Series G	—	(269)
Dividends on exchange of preferred shares, Series G	—	35
Excess tax benefit related to stock-based compensation	4	—
Capital contribution from noncontrolling interest	30	—
Other, net	14	3

Net Cash Used In Financing Activities	(3,955)	(8,182)

Decrease in Cash and Due from Banks	(103)	(609)
Cash and Due from Banks at Beginning of Period	2,318	2,739

Cash and Due from Banks at End of Period	$2,215	$2,130

Cash Payments
Interest	$726	$1,127
Income taxes	76	97

See Notes to Condensed Consolidated Financial Statements. Note 2 contains noncash investing and financing activities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. Those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2010 and 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, the cash flows for the nine months ended September 30, 2010 and 2009 and the changes in equity for the nine months ended September 30, 2010 and 2009. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations for the three and nine months ended September 30, 2010 and 2009 and the cash flows and changes in equity for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2009 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Noncash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2010	2009
Transfers of portfolio loans to held for sale loans	$650	$36
Transfers of held for sale loans to portfolio loans	152	18
Transfers of held for sale loans to trading securities	—	136
Transfers of portfolio loans to other real estate owned	532	269
Acquisitions:
Fair value of tangible assets acquired	—	7
Goodwill and identifiable intangible assets acquired	—	13
Liabilities assumed	—	(4)
Impact of change in accounting principle:
Decrease in available-for-sale securities, net	941	—
Increase in portfolio loans	2,217	—
Decrease in demand deposits	18	—
Increase in other short-term borrowings	122	—
Increase in long-term debt	1,344	—

3. Accounting and Reporting Developments

Transfers of Financial Assets

In June 2009, the FASB issued guidance amending the accounting for the transfers of financial assets. This amended guidance removes the concept of a QSPE, changes the requirements for derecognizing financial assets and measuring gains or losses on the sale of financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. The amended guidance was adopted by the Bancorp on January 1, 2010 on a prospective basis and will impact the Bancorp’s structuring of securitizations and other transfers of financial assets, including guaranteed mortgage securitizations, in order to meet the amended sale treatment criteria under the amended guidance. In addition, see the discussion below regarding amended guidance on the consolidation of VIEs and the impact on the Bancorp’s Condensed Consolidated Financial Statements for assets previously transferred to QSPEs.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance amending the accounting for the consolidation of VIEs. This guidance, adopted by the Bancorp on January 1, 2010, amends the methodology for determining the primary beneficiary (and therefore consolidator) of a VIE and requires such assessment to be performed on an ongoing basis. Under this new guidance, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Due to the concurrent issuance and effective date of the previously discussed amended guidance for the transfers of financial assets and the removal of the QSPE concept, the Bancorp was required to assess all VIEs, including those formed as QSPEs in transfers that occurred prior to January 1, 2010, to determine

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

whether the Bancorp is the primary beneficiary of the VIE under the amended guidance. The Bancorp is also required under the amended guidance to provide additional disclosures about its involvement with both consolidated and non-consolidated VIEs, any significant changes in risk exposure due to that involvement, and how that involvement affects the Bancorp’s Condensed Consolidated Financial Statements. See Note 10 for further discussion.

In accordance with the transition guidance for the initial consolidation of VIEs resulting from the adoption of the amended guidance, the Bancorp initially measured the assets and liabilities of newly consolidated VIEs at their carrying amounts, defined as the amounts at which the assets and liabilities would have been carried in the Bancorp’s Condensed Consolidated Financial Statements when the Bancorp first met the conditions to be the primary beneficiary under the amended guidance. The difference between the amounts added to the Bancorp’s Condensed Consolidated Balance Sheets and the amounts of previously recognized interests in the newly consolidated VIEs was recognized as a cumulative effect adjustment to retained earnings. The consolidation of these VIEs on January 1, 2010 resulted in an increase in total assets of $1.3 billion, a negative adjustment of $1 million to accumulated other comprehensive income and a negative cumulative effect adjustment to retained earnings of $77 million. The impact of consolidating these VIEs did not have a material effect on the Bancorp’s regulatory capital ratios.

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

Disclosures about Fair Value Measurements

In January 2010, the FASB issued new guidance clarifying current fair value disclosure requirements and also requiring certain additional disclosures about fair value measurements. The disclosure requirements under this new guidance were implemented by the Bancorp during the first quarter of 2010 and included in Note 19.

Embedded Credit Derivatives

In March 2010, the FASB issued guidance clarifying the type of embedded credit derivative that is exempt from bifurcation requirements. Under the guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related only to the subordination of one financial instrument to another. The adoption of this guidance on July 1, 2010 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Modification of a Loan Included in a Pool Accounted for as a Single Asset

In April 2010, the FASB issued guidance clarifying that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Under the new guidance, an entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The adoption of this guidance on July 1, 2010 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

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

4. Restriction on Dividends

The dividends paid by the Bancorp’s state chartered bank are subject to regulations and limitations prescribed by the appropriate state authority. Under these provisions, the Bancorp’s state chartered bank was unable to pay a dividend at September 30, 2010, December 31, 2009, and September 30, 2009. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year. Based on retained earnings at September 30, 2010, December 31, 2009 and September 30, 2009, the dividend limitation of the Bancorp’s nonbank subsidiaries under these provisions was $148 million, $96 million and $89 million, respectively.

On December 31, 2008, the Bancorp sold $3.4 billion in senior preferred stock and related warrants to the U.S. Treasury under the terms of the CPP. The terms include restrictions on common stock dividends which require the U.S. Treasury’s consent to increase common stock

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

dividends for a period of three years from the date of investment unless the preferred shares are redeemed in whole or the U.S. Treasury has transferred all of the preferred shares to a third party. For the Bancorp, approval from the U.S. Treasury will be required for common stock dividends in excess of $0.15 per share of common stock. Also, no dividends can be declared or paid on the Bancorp’s common stock unless all accrued and unpaid dividends have been paid on the preferred shares and certain other outstanding securities. Additionally, the Bancorp’s ability to pay dividends on its common stock is limited by its need to maintain adequate capital levels, comply with safe and sound banking practices and meet regulatory expectations.

5. Securities

The following tables provide the amortized cost, unrealized gains and losses and fair value for the major categories of the available-for-sale and held-to-maturity securities portfolios:

As of September 30, 2010 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$300	11	—	$311
U.S. Government sponsored agencies	1,691	160	—	1,851
Obligations of states and political subdivisions	191	4	—	195
Agency mortgage-backed securities	10,878	473	(4)	11,347
Other bonds, notes and debentures	995	28	(5)	1,018
Other securities (a)	1,253	—	—	1,253

Total	$15,308	676	(9)	$15,975

Held-to-maturity:
Obligations of states and political subdivisions	$349	—	—	$349
Other debt securities	5	—	—	5

Total	$354	—	—	$354

As of December 31, 2009 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$464	2	(8)	$458
U.S. Government sponsored agencies	2,143	32	(33)	2,142
Obligations of states and political subdivisions	240	3	—	243
Agency mortgage-backed securities	11,074	315	(7)	11,382
Other bonds, notes and debentures	2,541	57	(29)	2,569
Other securities (a)	1,417	2	—	1,419

Total	$17,879	411	(77)	$18,213

Held-to-maturity:
Obligations of states and political subdivisions	$350	—	—	$350
Other debt securities	5	—	—	5

Total	$355	—	—	$355

As of September 30, 2009 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$367	1	—	$368
U.S. Government sponsored agencies	1,745	44	(17)	1,772
Obligations of states and political subdivisions	310	4	—	314
Agency mortgage-backed securities	9,115	370	(1)	9,484
Other bonds, notes and debentures	2,556	47	(35)	2,568
Other securities (a)	1,167	9	—	1,176

Total	$15,260	475	(53)	$15,682

Held-to-maturity:
Obligations of states and political subdivisions	$351	—	—	$351
Other debt securities	5	—	—	5

Total	$356	—	—	$356

(a)	Other securities consist of FHLB and FRB restricted stock holdings of $551 and $343, respectively at September 30, 2010, $551 and $342, respectively, at December 31, 2009, and $551 and $294, respectively, at September 30, 2009, that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Realized gains	$3	16	$31	90
Realized losses	(3)	(2)	(7)	(33)

Net realized gains	$—	14	$24	57

Trading securities totaled $320 million as of September 30, 2010, compared to $355 million at December 31, 2009 and $1.1 billion at September 30, 2009. For the three and nine months ended September 30, 2010 and 2009, gross realized gains and losses on trading securities were immaterial to the Bancorp. As of September 30, 2010, December 31, 2009 and September 30, 2009, gross unrealized losses on trading securities were $10 million, $8 million and $14 million, respectively, and gross unrealized gains were immaterial as of each date.

At September 30, 2010 and September 30, 2009, securities with a fair value of $12.0 billion were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law. At December 31, 2009, the fair value of securities pledged as collateral was $14.2 billion.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2010, by contractual maturity, are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities: (a)
Under 1 year	$900	913	7	7
1-5 years	11,060	11,541	180	180
5-10 years	1,995	2,164	140	140
Over 10 years	100	104	27	27
Other securities	1,253	1,253	—	—

Total	$15,308	15,975	354	354

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
U.S. Treasury and government agencies	$75	—	1	—	76	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	1	—	3	—	4	—
Agency mortgage-backed securities	995	(4)	—	—	995	(4)
Other bonds, notes and debentures	1	—	50	(5)	51	(5)
Other securities	—	—	—	—	—	—

Total	$1,072	(4)	54	(5)	1,126	(9)

December 31, 2009
U.S. Treasury and government agencies	$288	(8)	1	—	289	(8)
U.S. Government sponsored agencies	1,024	(15)	347	(18)	1,371	(33)
Obligations of states and political subdivisions	4	—	3	—	7	—
Agency mortgage-backed securities	1,583	(7)	—	—	1,583	(7)
Other bonds, notes and debentures	782	(15)	108	(14)	890	(29)
Other securities	2	—	—	—	2	—

Total	$3,683	(45)	459	(32)	4,142	(77)

September 30, 2009
U.S. Treasury and government agencies	$99	—	1	—	100	—
U.S. Government sponsored agencies	700	(17)	—	—	700	(17)
Obligations of states and political subdivisions	1	—	3	—	4	—
Agency mortgage-backed securities	67	(1)	1	—	68	(1)
Other bonds, notes and debentures	358	(18)	159	(17)	517	(35)
Other securities	1	—	—	—	1	—

Total	$1,226	(36)	164	(17)	1,390	(53)

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

For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred and the Bancorp must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through accumulated other comprehensive income. During the three and nine months ended September 30, 2010, the Bancorp recognized $3 million in OTTI on its available-for-sale debt securities, however, no OTTI was recognized on held-to-maturity debt securities. During the nine months ended September 30, 2009, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities. Additionally, at September 30, 2010 approximately three percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities, compared to approximately two percent at December 31, 2009 and 29% at September 30, 2009.

For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income. During the nine months ended September 30, 2010 and 2009, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Loans and leases held for sale:
Commercial and industrial loans	$200	$4	$41
Commercial mortgage loans	348	134	146
Commercial construction loans	151	87	122
Residential mortgage loans	2,014	1,811	1,726
Other consumer loans and leases	20	31	28

Total loans and leases held for sale	$2,733	$2,067	$2,063

Portfolio loans and leases:
Commercial and industrial loans	$26,302	$25,683	$26,175
Commercial mortgage loans	10,985	11,803	12,105
Commercial construction loans	2,349	3,784	4,147
Commercial leases	3,304	3,535	3,584

Total commercial loans and leases	42,940	44,805	46,011

Residential mortgage loans	7,975	8,035	8,229
Home equity	11,774	12,174	12,377
Automobile loans	10,738	8,995	8,972
Credit card	1,832	1,990	1,973
Other consumer loans and leases	750	780	857

Total consumer loans and leases	33,069	31,974	32,408

Total portfolio loans and leases	$76,009	$76,779	$78,419

Total portfolio loans and leases are recorded net of unearned income, which totaled $1.0 billion as of September 30, 2010 and $1.2 billion as of December 31, 2009 and September 30, 2009. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled net discounts of $21 million, $106 million and $124 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s nonperforming and delinquent loans included within portfolio loans and leases as of:

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans and leases	$1,378	2,642	2,704
Restructured nonaccrual loans and leases	206	305	243

Total nonperforming loans and leases	1,584	2,947	2,947
Repossessed personal property and other real estate owned	498	297	273

Total nonperforming assets (a)	$2,082	3,244	3,220

Total 90 days past due loans and leases	$317	567	992

(a)	Excludes $699, $224 and $288 of nonaccrual loans held for sale at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

The following table summarizes activity in the allowance for loan and lease losses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Allowance for loan and lease losses:
Balance, beginning of period	$3,693	3,485	$3,749	2,787
Impact of change in accounting principle	—	—	45	—
Losses charged off	(992)	(796)	(2,086)	(1,976)
Recoveries of losses previously charged off	36	40	114	104
Provision for loan and lease losses	457	952	1,372	2,766

Balance, end of period	$3,194	3,681	$3,194	3,681

7. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of September 30, 2010.

Changes in the net carrying amount of goodwill, by reporting segment, for the nine months ended September 30, 2010 and 2009 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Processing Solutions (a)	Investment Advisors	Total
Net carrying value as of December 31, 2009:	$613	1,656	—		148	2,417
Acquisition activity	—	—	—		—	—

Net carrying value as of September 30, 2010	613	1,656	—		148	2,417

Carrying value as of December 31, 2008:	614	1,657	—	205	148	2,624
Acquisition activity	(1)	(1)	—	7	—	5
Sale of Processing Business	—	—	—	(212)	—	(212)

Net carrying value as of September 30, 2009	$613	1,656	—	—	148	2,417

(a)	As a result of the Processing Business Sale on June 30, 2009, Processing Solutions is no longer a segment of the Bancorp.

The Bancorp completed its annual goodwill impairment test as of September 30, 2010 and determined that no impairment existed. The Bancorp evaluates goodwill at the segment level for impairment. In Step 1 of the goodwill impairment test, the Bancorp compared the fair value of each reporting unit to its carrying amount, including goodwill. To determine the fair value of a reporting unit, the Bancorp employed an income-based approach utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. The Bancorp believes that this DCF method, using management projections for the respective reporting units and an appropriate risk adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. Under the DCF method, the forecasted cash flows were developed for each reporting unit by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at three percent based on the Bancorp’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation. Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates used to develop the estimated fair value of the reporting units ranged

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

from 16.0 % to 17.4%. Based on the results of the Step 1 test, the Bancorp determined that the fair value of the Commercial Banking, Branch Banking and Investment Advisors reporting units exceeded their respective carrying values and, consequently, no further testing was required.

8. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at September 30, 2010 of 3.6 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 11. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of September 30, 2010:
Mortgage servicing rights	$2,167	(1,099)	(469)	$599
Core deposit intangibles	487	(428)	—	59
Other	53	(40)	—	13

Total intangible assets	$2,707	(1,567)	(469)	$671

As of December 31, 2009:
Mortgage servicing rights	$1,987	(1,008)	(280)	$699
Other consumer and commercial servicing rights	12	(11)	—	1
Core deposit intangibles	487	(397)	—	90
Other	53	(37)	—	16

Total intangible assets	$2,539	(1,453)	(280)	$806

As of September 30, 2009:
Mortgage servicing rights	$1,919	(982)	(312)	$625
Other consumer and commercial servicing rights	12	(11)	—	1
Core deposit intangibles	487	(386)	—	101
Other	53	(35)	—	18

Total intangible assets	$2,471	(1,414)	(312)	$745

As of September 30, 2010, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ending September 30, 2010 and 2009 was $53 million and $42 million, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense was $124 million and $162 million, respectively. Estimated amortization expense for the years ending December 31, 2010 through 2014 is as follows:

($ in millions)	Mortgage Servicing Rights	Other Intangible Assets	Total
Remainder of 2010	$65	10	$75
2011	216	27	243
2012	163	12	175
2013	126	9	135
2014	99	4	103

9. Bank Owned Life Insurance

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

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. Starting in the second half of 2007 and throughout 2008 and 2009, the value of the investments underlying one of the Bancorp’s BOLI policies declined due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the cash surrender value to decline beyond the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Bancorp recorded charges totaling $10 million, $215 million and $177 million during 2009, 2008 and 2007, respectively, to reflect declines in the policy’s cash surrender value.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

During 2009, the Bancorp notified the related insurance carrier of its intent to surrender this BOLI policy. Due to the fact the Bancorp had not yet decided the manner in which it would surrender the policy, which could impact the cash surrender value protection, and because of ongoing developments in litigation with the insurance carrier, the Bancorp recognized charges of $43 million in 2009 to fully reserve for the potential loss of the cash surrender value protection associated with the policy. In addition, the Bancorp recognized tax benefits of $106 million in 2009 related to losses recorded in prior periods on this policy that are now expected to be tax deductible. On August 3, 2010, an agreement to settle the claims with the insurance carrier was reached among the parties to the litigation. As a result of this settlement and the corresponding receipt of settlement proceeds from the insurance carrier in the third quarter of 2010, the Bancorp recorded $152 million in other noninterest income and $25 million associated with legal fees related to the settlement in other noninterest expense in the Bancorp’s Condensed Consolidated Statements of Income.

10. Variable Interest Entities

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Bancorp evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Bancorp is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interest included in the Bancorp’s Condensed Consolidated Balance Sheet as of September 30, 2010:

($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$5	51	—	$56
Other short-term investments	—	7	—	7
Commercial and industrial loans	—	—	29	29
Home equity	248	—	—	248
Automobile loans	—	771	—	771
Allowance for loan and lease losses	(5)	(9)	(1)	(15)
Other assets	1	5	1	7

Total assets	$249	825	29	$1,103

Liabilities:
Other liabilities	$—	17	—	$17
Long-term debt	147	687	—	834

Total liabilities	$147	704	—	$851

Noncontrolling interest			$29	$29

Home Equity and Automobile Loan Securitizations

The Bancorp previously sold $903 million of home equity lines of credit to an isolated trust. Additionally, the Bancorp previously sold $2.7 billion of automobile loans to an isolated trust and conduits in three separate transactions. Each of these transactions isolated the related loans through the use of a VIE that, under accounting guidance effective prior to January 1, 2010, was not consolidated by the Bancorp. The VIEs were funded through loans from large multi-seller asset-backed commercial paper conduits sponsored by third party agents, asset-backed securities issued with varying levels of credit subordination and payment priority, and residual interests. The Bancorp retained residual interests in these entities and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp determined it is the primary beneficiary of these VIEs and, effective January 1, 2010, these VIEs have been consolidated in the Bancorp’s Condensed Consolidated Financial Statements. The assets of each VIE are restricted to the settlement of the long-term debt and other liabilities of the respective entity. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

CDC Investment

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of one LLC invested in a business revitalization project. The Bancorp has provided an indemnification guarantee to the investor member of this LLC related to the qualification of tax credits generated by investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated this VIE. As a result, the VIE is presented as a noncontrolling interest in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interest in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity. Additionally, the net income attributable to the noncontrolling interest is reported separately in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to this indemnification at September 30, 2010 is $9 million, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following table provides a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheet as of September 30, 2010 related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,140	$240	$1,140
Private equity investments	117	—	293
Loans provided to VIEs	1,135	—	1,684
Restructured loans	26	—	27

CDC Investments

As noted previously, CDC typically invests in VIEs as a limited partner or investor member in the form of equity contributions. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the general partners/managing members who exercise full and exclusive control of the operations of the VIEs. Accordingly, the Bancorp accounts for these investments under the equity method of accounting.

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. As of September 30, 2010 and December 31, 2009, the carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, were $1.1 billion. As of September 30, 2009, the carrying amount of these investments was $1.0 billion. Also, as of September 30, 2010, December 31, 2009, and September 30, 2009, the liabilities related to the unfunded commitments, which are included in other liabilities in the Condensed Consolidated Balance Sheets, were $240 million, $235 million and $240 million, respectively. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

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

The Bancorp is exposed to losses arising from a negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. As of September 30, 2010, December 31, 2009, and September 30, 2009, the carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, were $117 million, $98 million, and $94 million, respectively. Also as of September 30,

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

2010, December 31, 2009, and September 30, 2009, the unfunded commitment amounts to the funds were $176 million, $90 million, and $83 million, respectively. The Bancorp made capital contributions of $3 million and $22 million, respectively, to private equity funds during the three and nine months ended September 30, 2010.

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

The principle risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. As of September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp had outstanding loans to these VIEs of $1.1 billion, $1.2 billion, and $929 million, respectively, included in commercial loans in the Condensed Consolidated Balance Sheets. Also as of September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp’s unfunded commitments to these entities were $549 million, $539 million and $883 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the fair value of its equity investments in these VIEs was zero. As of September 30, 2010, the Bancorp’s carrying value of these equity investments was zero. Additionally, as of September 30, 2010, December 31, 2009, and September 30, 2009, the Bancorp had outstanding loans to these VIEs of $26 million, $23 million and $10 million included in commercial loans in the Condensed Consolidated Balance Sheets. The Bancorp’s unfunded loan commitments to these VIEs were $1 million as of September 30, 2010, December 31, 2009 and September 30, 2009. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

11. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and nine months ended September 30, 2010 and 2009. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on the financial asset type and interest rates. Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. See Note 13 for further information.

Information related to the Bancorp’s mortgage banking activity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Residential mortgage loan sales	$4,958	5,739	$11,785	16,147
Origination fees and gains on loan sales	173	96	332	387
Servicing fees	56	50	163	144

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2010	2009
Carrying amount as of the beginning of period	$979	752
Servicing obligations that result from transfer of residential mortgage loans	180	305
Amortization	(91)	(120)

Carrying amount before valuation allowance	1,068	937

Valuation allowance for servicing assets:
Beginning balance	(280)	(256)
Servicing impairment	(189)	(56)

Ending balance	(469)	(312)

Carrying amount as of the end of the period	$599	625

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. See Note 12 for a discussion on this non-qualifying hedging strategy. This strategy includes the purchase of free-standing derivatives (principal-only swaps, swaptions and interest rate swaps) and various available-for-sale securities. As of September 30, 2010, December 31, 2009 and September 30, 2009, the available-for-sale securities portfolio included $93 million, $449 million and $572 million, respectively, of securities related to the non-qualifying hedging strategy. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the nine months ended September 30:

($ in millions)	2010	2009
Fixed rate residential mortgage loans:
Fair value at beginning of period	$667	458
Fair value at end of period	572	592
Adjustable rate residential mortgage loans:
Fair value at beginning of period	32	38
Fair value at end of period	27	33

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Securities gains, net – non-qualifying hedges on MSRs	$—	—	$—	57
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	129	61	283	65
Provision for MSR impairment (Mortgage banking net revenue)	(83)	(38)	(189)	(56)

As of September 30, 2010 and 2009, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale resulting from transactions completed during the three months ended September 30, 2010 and 2009 were as follows:

		September 30, 2010				September 30, 2009
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.0	12.7%	10.7%	N/A	6.1	14.3%	10.3%	N/A
Servicing assets	Adjustable	3.4	24.4	11.6	N/A	1.8	27.1	7.7	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without credit recourse. At September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp was servicing $52.4 billion, $48.6 billion and $46.8 billion, respectively, of residential mortgage loans for other investors.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At September 30, 2010, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Discount Rate Assumption			Weighted-Average Default
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Value	years)	Rate	10%	20%	Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$572	4.4	19.3%	($36)	(69)	10.6%	($19)	(36)	—%	$—	—
Servicing assets	Adjustable	27	3.0	26.7	(2)	(3)	11.9	(1)	(1)	—	—	—

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

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in VIEs that were not consolidated prior to January 1, 2010, as of and for the nine months ended September 30:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2010	2009	2010	2009	2010	2009
Commercial and industrial loans	$26,502	27,353	$29	256	$502	536
Commercial mortgage	11,333	12,252	29	184	445	280
Commercial construction loans	2,500	4,362	5	169	242	282
Commercial leases	3,304	3,584	1	4	5	1
Residential mortgage loans	9,989	9,877	111	198	377	277
Home equity	11,774	12,643	87	104	199	240
Automobile loans	10,738	10,367	13	17	69	116
Other consumer loans and leases	2,602	2,857	42	60	133	140

Total loans and leases managed and securitized (a)	$78,742	83,295	$317	992	$1,972	1,872

Less:
Automobile loans securitized	$—	1,394
Home equity loans securitized	—	266
Residential mortgage loans securitized	—	16
Commercial loans sold to unconsolidated VIE	—	1,137
Loans held for sale	2,733	2,063

Total portfolio loans and leases	$76,009	78,419

(a)	Excluding securitized assets that the Bancorp continues to service, but has no other continuing involvement.

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

The Bancorp’s derivative assets consist primarily of contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2010, December 31, 2009 and September 30, 2009, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion, $548 million, and $739 million, respectively. Valuation adjustments related to the credit risk associated with certain counterparties of customer accommodation derivative contracts negatively impacted the fair value of those contracts by $11 million, $3 million and $10 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. The Bancorp’s derivative liabilities consist primarily of contracts that require collateral to be maintained in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2010, December 31, 2009 and September 30, 2009, the balance of collateral posted by the Bancorp for derivative liabilities was $943 million, $726 million, and $1.2 billion, respectively. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table reflects the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

	September 30, 2010			December 31, 2009			September 30, 2009
		Fair Value			Fair Value			Fair Value
($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	$683	$—	$5,155	$275	$—	$5,155	$450	$—
Interest rate swaps related to time deposits	230	—	—	771	—	6	1,359	—	9

Total fair value hedges		683	—		275	6		450	9

Cash flow hedges:
Interest rate floors related to commercial loans	1,500	176	—	1,500	162	—	1,500	178	—
Interest rate swaps related to commercial loans	3,500	19	16	3,500	33	—	3,000	31	—
Interest rate caps related to long-term debt	2,500	2	—	2,750	44	—	1,250	3	—
Interest rate swaps related to long-term debt	804	—	22	—	—	—	—	—	—

Total cash flow hedges		197	38		239	—		212	—

Total derivatives designated as qualifying hedging instruments		880	38		514	6		662	9

Derivatives not designated as qualifying hedging instruments:
Free-standing derivatives – risk management and other business purposes:
Interest rate swaps and swaptions related to MSR portfolio	6,717	248	11	8,592	114	24	8,727	157	7
Forward contracts related to held for sale mortgage loans	7,037	2	32	3,633	33	2	4,156	6	53
Interest rate swaps related to long-term debt	247	4	1	410	4	2	510	5	3
Foreign exchange contracts for trading purposes	2,671	14	14	—	—	—	—	—	—
Put options associated with the Processing Business Sale	759	—	8	667	—	9	560	—	12
Stock warrants associated with the Processing Business Sale	173	76	—	152	75	—	127	58	—
Swap associated with the sale of Visa, Inc. Class B shares	384	—	48	522	—	55	407	—	54

Total free-standing derivatives – risk management and other business purposes		344	114		226	92		226	129

Free-standing derivatives – customer accommodation:
Interest rate contracts for customers	27,376	918	963	28,628	719	753	30,170	871	908
Interest rate lock commitments	4,264	35	—	1,489	3	8	2,226	19	—
Commodity contracts	1,561	105	97	805	63	58	716	74	68
Foreign exchange contracts	15,643	259	235	10,997	206	169	11,149	298	246
Derivative instruments related to equity linked CDs	106	1	1	113	2	2	114	1	1

Total free-standing derivatives – customer accommodation		1,318	1,296		993	990		1,263	1,223

Total derivatives not designated as qualifying hedging instruments		1,662	1,410		1,219	1,082		1,489	1,352

Total		$2,542	$1,448		$1,733	$1,088		$2,151	$1,361

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2010, December 31, 2009 and September 30, 2009, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Caption	2010	2009	2010	2009
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$123	81	$408	(372)
Change in fair value of hedged long-term debt	Interest on long-term debt	(122)	(80)	(409)	368
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	1	3	6	9
Change in fair value of hedged time deposits	Interest on deposits	(1)	(3)	(6)	(8)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2010, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of September 30, 2010, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows related to the forecasted issuance of floating rate debt is 30 months.

Reclassified gains and losses on interest rate floors and swaps related to commercial loans are recorded within interest income while reclassified gains and losses on interest rate caps and swaps related to debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of September 30, 2010, December 31, 2009 and September 30, 2009, $74 million, $105 million and $108 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of September 30, 2010, $39 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the nine months ended September 30, 2010 and 2009, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

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

	Amount of gain (loss) recognized in OCI		Amount of gain reclassified from OCI into net interest income		Amount of ineffectiveness recognized in other noninterest income
($ in millions)	2010	2009	2010	2009	2010	2009
For the three months ended September 30:
Interest rate contracts	$—	19	17	—	2	—

For the nine months ended September 30:
Interest rate contracts	($2)	52	46	22	2	(1)

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

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 19 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	of Income Caption	2010	2009	2010	2009
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	18	(77)	(63)	(23)
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	129	61	283	65
Interest rate swaps related to long-term debt	Other noninterest income	—	1	2	2
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	(1)	(4)	1	(10)
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	(6)	(3)	1	(3)
Put options associated with Processing Business Sale	Other noninterest income	1	2	1	2
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(5)	(2)	(14)	(2)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2010, December 31, 2009 and September 30, 2009, the total notional amount of the risk participation agreements was $776 million, $810 million and $895 million, respectively, and the fair value was a liability of $1 million at September 30, 2010, and a liability of $2 million at both December 31, 2009 and September 30, 2009, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of September 30, 2010, $515 million in notional amount of the risk participation agreements were classified average or better; $203 million were classified as watch-list or special mention; and $58 million were classified as substandard. As of September 30, 2010, the risk participation agreements had an average life of 1.9 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)		2010	2009	2010	2009
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$7	4	$18	16
Interest rate contracts for customers (credit losses)	Other noninterest expense	(6)	(13)	(13)	(28)
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(3)	(7)	(11)	(11)
Interest rate lock commitments	Mortgage banking net revenue	101	59	210	110
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	1	6	4
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	—	1	(1)	1
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	14	17	46	60
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	1	(2)	1	—

13. Commitments, Contingent Liabilities and Guarantees

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Commitments to extend credit	$43,003	42,591	42,250
Forward contracts to sell mortgage loans	7,637	3,633	4,156
Letters of credit (including standby letters of credit)	5,847	6,657	7,691
Noncancelable lease obligations	874	906	910
Capital commitments for private equity investments	176	90	83
Capital expenditures	44	27	37
Purchase obligations	42	25	31
Capital lease obligations	38	44	29

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp had a reserve for unfunded commitments totaling $231 million, $294 million and $284 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $7.6 billion, $3.6 billion and $4.2 billion as September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and, as of September 30, 2010, expire as summarized in the following table:

($ in millions)
Less than 1 year (a)	$2,573
1-5 years (a)	3,128
Over 5 years	146

Total	5,847

(a)	Includes $132 issued on behalf of commercial customers to facilitate trade payments in dollars and foreign currencies.

Standby letters of credit are considered guarantees in accordance with U.S. GAAP. The reserves related to these standby letters of credit were $12 million at September 30, 2010 and $6 million at December 31, 2009 and September 30, 2009. Approximately 56%, 58% and 60% of the total standby letters of credit were fully secured as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The Bancorp monitors the credit risk associated with the standby letters of credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings as of September 30, 2010 under this risk rating system are summarized in the following table:

($ in millions)
Average or better	$4,519
Watch or special mention	1,006
Substandard or doubtful	322

Total	$5,847

At September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2010, December 31, 2009 and September 30, 2009, FTS acted as the remarketing agent to issuers on $3.7 billion, $3.4 billion and $3.6 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $676 million, $936 million and $1.7 billion in VRDNs remarketed by third parties at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At September 30, 2010, December 31, 2009 and September 30, 2009, FTS held $1 million, $47 million and $3 million, respectively, of these VRDN’s in its portfolio and classified them as trading securities. The Bancorp held $113 million, $188 million and $963 million of VRDNs at September 30, 2010, December 31, 2009 and September 30, 2009, respectively, which were purchased from the market, through FTS and held in its trading securities portfolio. For the VRDNs remarketed by third parties, in some cases the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon $14 million, $45 million and $77 million of letters of credit issued by the Bancorp at September 30, 2010, December 31, 2009 and September 30, 2009 respectively. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets.

Noncancelable lease obligations and other commitments

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the previous table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $122 million at September 30, 2010 and $182 million at December 31, 2009 and September 30, 2009. As of September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp maintained a reserve of $37 million, $44 million and $36 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and decrease in the Bancorp’s maximum exposure of $53 million.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 14 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements as discussed in the following sections.

Residential mortgage loans sold with credit recourse

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $971 million at September 30, 2010 and $1.1 billion at December 31, 2009 and September 30, 2009 and the delinquency rates were 7.2%, 8.1% and 8.4%, respectively. At September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $17 million, $21 million and $20 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

The Bancorp establishes a residential mortgage repurchase reserve related to various representations and warranties that reflect management’s estimate of losses based on a combination of factors. Such factors incorporate historical investor audit and repurchase demand rates, appeals success rates and historical loss severity. At the time of a loan sale, the Bancorp records a representation and warranty reserve at the estimated fair value of the Bancorp’s guarantee and continually updates the reserve during the life of the loan as losses in excess of the reserve become probable and reasonably estimable. The provision for the estimated fair value of the representation and warranty guarantee arising from the loan sales is recorded as an adjustment to the gain on sale, which is included in other noninterest income at the time of sale. Updates to the reserve are recorded in other noninterest expense. The majority of repurchase demands occur within the first 36 months following origination.

As of September 30, 2010, December 31, 2009 and September 30, 2009, the Bancorp maintained reserves related to these loans sold with representation and warranty provisions totaling $86 million, $37 million and $28 million, respectively.

Liquidity support and credit enhancement agreement

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to a VIE, which prior to January 1, 2010, was an unconsolidated special purpose entity wholly-owned by an independent third party. The VIE issued asset-backed commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. Generally, the loans transferred to the VIE provided a lower yield due to their investment grade nature and, therefore, transferring these loans allowed the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 was $771 million. At December 31, 2009, the Bancorp’s loss reserve related to the credit enhancement provided to the VIE was $45 million and was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that was consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

In the event the VIE was unable to issue commercial paper, the Bancorp agreed to provide liquidity support in the form of a line of credit and the repurchase of assets from the VIE. As of December 31, 2009, the liquidity asset purchase agreement was $1.4 billion. In addition, due to dislocation in the short-term funding market which caused the VIE difficulty in obtaining sufficient funding through the issuance of commercial paper, the Bancorp purchased commercial paper from the VIE throughout 2008 and 2009. As of December 31, 2009, the Bancorp held approximately $805 million of commercial paper issued by the VIE, representing 87% of the VIE’s total commercial paper then outstanding. Effective January 1, 2010 with the adoption of new accounting guidance regarding the consolidation of VIEs, the Bancorp was required to consolidate the assets and liabilities of this VIE. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on the new accounting guidance.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $7 million at September 30, 2010 and 2009 and $8 million at December 31, 2009. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.8 billion as of September 30, 2010, December 31, 2009 and September 30, 2009.

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

As of the date of the Bancorp’s sale of Visa Class B shares and through September 30, 2010, the Bancorp has concluded that it is not probable that the Visa Covered Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. On September 21, 2010, Visa announced it had decided to fund an additional $800 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the fourth quarter of 2010, the Bancorp will be required to make a $35 million cash payment (which will reduce the swap liability) to the swap counterparty.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 13. Accordingly, prior to the sale of Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve related to the Bancorp’s exposure through Visa. Additionally, the Bancorp has remaining reserves related to this litigation of $30 million and $22 million as of September 30, 2010 and December 31, 2009, respectively. Refer to Note 13 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the SEC regarding its quality and sufficiency of capital, credit losses and related matters, and seek unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities, or acquired the Bancorp’s securities pursuant to the acquisition of First Charter Corporation. On August 10, 2010, the U.S. District Court for the Southern District of Ohio granted in part and denied in part Fifth Third’s Motion to Dismiss the purported class’s complaint. The impact of the final disposition of this lawsuit cannot be assessed at this time.

On September 16, 2010, Edward P. Zemprelli (Zemprelli) filed a lawsuit in the Hamilton County, Ohio Court of Common Pleas. The lawsuit is a purported derivative action brought by a shareholder of the Bancorp against certain of the Bancorp’s officers and directors, and which names the Bancorp as a nominal defendant. In the lawsuit, Zemprelli brings claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against the defendant officers and directors. The alleged basis for these claims is that the defendant officers and directors attempted to disguise from the public the truth about the credit quality of the Bancorp’s loan portfolio, its capital position, and its need to raise capital. Zemprelli, on behalf of the Bancorp, is seeking unspecified money damages allegedly sustained by the Bancorp as a result of the defendants’ conduct, as well as injunctive relief. The case is in the early stages of litigation. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

The Bancorp and/or its subsidiaries and affiliates is or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and self-regulatory agencies, including the SEC regarding its business. Such matters may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Among others, the SEC made several requests for information, which we understand relate to accounting and reporting matters involving certain of our commercial loans.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

15. Income Taxes

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of:

($ in millions)	September 30, 2010	December 31, 2009	September 30, 2009
Tax positions that would impact effective tax rate, if recognized	$10	81	96
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	1	1	2

Unrecognized tax benefits	$11	82	98

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At September 30, 2010, December 31, 2009, and September 30, 2009, the Bancorp had accrued interest liabilities, net of the related benefits, of $2 million, $13 million and $12 million, respectively. No significant liabilities were recorded for penalties. Substantially all of the reduction of uncertain tax positions and the accrued interest from December 31, 2009 and September 30, 2009 relate to the settlement of certain items with the IRS.

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

Deferred income tax liabilities are included as a component of accrued taxes, interest, and expenses in the Condensed Consolidated Balance Sheets. Deferred income tax assets are included as a component of other assets in the Condensed Consolidated Balance Sheets. Where applicable, deferred tax assets relating to state net operating losses are presented net of specific valuation allowances. The Bancorp determined that a valuation allowance is not needed against the remaining deferred tax assets as of September 30, 2010, December 31, 2009 and September 30, 2009. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and based upon that evidence the Bancorp believes it is more likely than not that the deferred tax assets recorded at September 30, 2010, December 31, 2009 and September 30 2009 will ultimately be realized.

The IRS concluded its audit for 2006 and 2007 during the third quarter of 2010. As a result, all issues have been settled with the IRS through 2007. The statute of limitations for federal income tax returns remains open for tax years 2007 through 2009 and on a limited basis from 1998 through 2001 and 2006. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

16. Retirement and Benefit Plans

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

The Bancorp did not make any cash contributions to its pension plans during the nine months ended September 30, 2010 and made cash contributions totaling $35 million during the nine months ended September 30, 2009. Based on the current actuarial assumptions, the Bancorp is not required to make any cash contributions to its pension plans during the remainder of 2010. The following table summarizes the components of net periodic pension cost:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
($ in millions)	2010	2009	2010	2009
Service cost	$—	—	$—	—
Interest cost	3	3	9	9
Expected return on assets	(4)	(3)	(10)	(9)
Amortization of actuarial loss	3	4	9	12
Amortization of net prior service cost	—	—	—	—
Settlement	—	10	—	11

Net periodic pension cost	$2	14	$8	23

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

17. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2010 and 2009 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2010
Unrealized holding gains on available-for-sale securities arising during period	$357	(126)	231
Reclassification adjustment for net gains included in net income	(24)	9	(15)

Net unrealized gains on available-for-sale securities	333	(117)	216	216	216	432

Unrealized holding losses on cash flow hedge derivatives arising during period	(2)	1	(1)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(46)	16	(30)

Net unrealized losses on cash flow hedge derivatives	(48)	17	(31)	105	(31)	74
Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	9	(3)	6

Defined benefit plans, net	9	(3)	6	(80)	6	(74)

Total	$294	(103)	191	241	191	432

2009
Unrealized holding gains on available-for-sale securities arising during period	$339	(119)	220
Reclassification adjustment for net gains included in net income	(57)	20	(37)
Reclassification adjustment related to prior OTTI charges	(37)	13	(24)

Net unrealized gains on available-for-sale securities	245	(86)	159	$115	159	274
Unrealized holding gains on cash flow hedge derivatives arising during period	52	(18)	34
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(22)	8	(14)

Net unrealized gains on cash flow hedge derivatives	30	(10)	20	88	20	108

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	12	(4)	8

Defined benefit plans, net	12	(4)	8	(105)	8	(97)

Total	$287	(100)	187	$98	187	285

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

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted shares were as follows:

	2010			2009
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Earnings per share:
Net income (loss) attributable to Bancorp	$238			($97)
Dividends on preferred stock	63			62

Net income (loss) available to common shareholders	175			(159)
Less: income (loss) allocated to participating securities	1			(1)

Net income (loss) allocated to common shareholders	$174	791	$0.22	($158)	790	($0.20)

Earnings per diluted share:
Net income (loss) available to common shareholders	$175			($159)
Effect of dilutive securities:
Stock based awards		4	—		—	—
Warrants related to Series F preferred stock		2	—		—	—

Net income (loss) available to common shareholders plus assumed conversions	175	6	—	(159)	—	—
Less: income (loss) allocated to participating securities	1			(1)

Net income (loss) allocated to common shareholders	$174	797	$0.22	($158)	790	($0.20)

	2010			2009
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$420			$835
Dividends on preferred stock	187			165

Net income available to common shareholders	233			670
Less: income allocated to participating securities	1			5

Net income allocated to common shareholders	$232	791	$0.29	$665	665	$1.00

Earnings per diluted share:
Net income available to common shareholders	$233			$670
Effect of dilutive securities:
Stock based awards		5	—		2	—
Warrants related to Series F preferred stock		3	—		—	—
Series G convertible preferred stock (a)	—	—	—	6	72	(0.09)

Net income available to common shareholders plus assumed conversions	233	8	—	676	74	(0.09)
Less: income allocated to participating securities	1			4

Net income allocated to common shareholders	$232	799	$0.29	$672	739	$0.91

(a)	The additive effect to income from dividends on convertible preferred stock for the nine months ended September 30, 2009 included preferred dividends of $41 for Series G preferred shares, offset by a $35 reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The diluted earnings per share computation for the three and nine months ended September 30, 2010 excludes 11 million and 12 million, respectively, of stock options, 25 million and 23 million, respectively, of stock appreciation rights that had not yet been exercised and 2 million and 1 million shares, respectively, of unvested restricted stock. The shares were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

Due to the net loss for the three months ended September 30, 2009, the diluted earnings per share calculation excludes all common stock equivalents, including 16 million of stock options, 29 million of stock appreciation rights that had not yet been exercised and 6 million of unvested restricted stock. The diluted earnings per share computation for the nine months ended September 30, 2009 excludes 16 million of stock options, 24 million of stock appreciation rights that had not yet been exercised and 5 million of unvested restricted stock. The shares were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

For the three and nine months ended September 30, 2009, there were 44 million shares under warrants related to the Bancorp’s Series F preferred stock from the CPP that were not included in the computation of net income per diluted share as their inclusion would have been anti-dilutive to earnings per share because the exercise price of the shares was greater than the average market price of the common shares. The warrants have an initial exercise price of $11.72 per share.

For the three and nine months ended September 30, 2010, there were 36 million Series G preferred shares excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share. Due to the net loss for the three months ended September 30, 2009, the diluted earnings per share calculation excludes all 36 million Series G preferred shares.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
September 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$311	—	—	$311
U.S. Government sponsored agencies	—	1,851	—	1,851
Obligations of states and political subdivisions	—	195	—	195
Agency mortgage-backed securities	—	11,347	—	11,347
Other bonds, notes and debentures	—	1,018	—	1,018
Other securities (a)	353	6	—	359

Available-for-sale securities (a)	664	14,417	—	15,081
Trading securities:
Obligations of states and political subdivisions	—	50	1	51
Agency mortgage-backed securities	—	15	—	15
Other bonds, notes and debentures	—	133	4	137
Other securities	43	74	—	117

Trading securities	43	272	5	320
Residential mortgage loans held for sale	—	1,879	—	1,879
Residential mortgage loans (b)	—	—	42	42
Derivative assets:
Interest rate contracts	3	2,045	39	2,087
Foreign exchange contracts	—	273	—	273
Equity contracts	—	—	77	77
Commodity contracts	—	105	—	105

Derivative assets	3	2,423	116	2,542

Total assets	$710	18,991	163	$19,864

Liabilities:
Derivative liabilities:
Interest rate contracts	$32	1,011	2	$1,045
Foreign exchange contracts	—	249	—	249
Equity contracts	—	—	57	57
Commodity contracts	—	97	—	97

Derivative liabilities	32	1,357	59	1,448
Short positions	6	1	—	7

Total liabilities	$38	1,358	59	$1,455

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$458	—	—	$458
U.S. Government sponsored agencies	—	2,142	—	2,142
Obligations of states and political subdivisions	—	243	—	243
Agency mortgage-backed securities	—	11,382	—	11,382
Residual interests in securitizations	—	—	174	174
Other bonds, notes and debentures	—	2,395	—	2,395
Other securities (a)	517	9	—	526

Available-for-sale securities (a)	975	16,171	174	17,320
Trading securities:
Obligations of states and political subdivisions	—	56	1	57
Agency mortgage-backed securities	—	24	—	24
Other bonds, notes and debentures	—	201	4	205
Other securities	61	—	8	69

Trading securities	61	281	13	355
Residential mortgage loans held for sale	—	1,470	—	1,470
Residential mortgage loans (b)	—	—	26	26
Derivative assets	33	1,616	84	1,733

Total assets	$1,069	19,538	297	$20,904

Liabilities:
Other liabilities (d)	$6	1,013	75	$1,094

Total liabilities	$6	1,013	75	$1,094

	Fair Value Measurements Using
September 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$368	—	—	$368
U.S. Government sponsored agencies	—	1,772	—	1,772
Obligations of states and political subdivisions	—	314	—	314
Agency mortgage-backed securities	—	9,484	—	9,484
Residual interests in securitizations	—	—	169	169
Other bonds, notes and debentures	—	2,399	—	2,399
Other securities (a)	321	10	—	331

Available-for-sale securities (a)	689	13,979	169	14,837

Trading securities:
Obligations of states and political subdivisions	—	82	—	82
Agency mortgage-backed securities	—	19	—	19
Other bonds, notes and debentures	—	925	—	925
Other securities	44	9	—	53

Trading securities	44	1,035	—	1,079
Residential mortgage loans held for sale	—	1,575	—	1,575
Residential mortgage loans (b)	—	—	16	16
Derivative assets	7	2,061	83	2,151

Total assets	$740	18,650	268	$19,658

Liabilities:
Other liabilities (c)	$60	1,244	70	$1,374

Total liabilities	$60	1,244	70	$1,374

(a)	Excludes FHLB and FRB restricted stock totaling $551 and $343, respectively, at September 30, 2010, $551 and $342, respectively, at December 31, 2009, and $551 and $294, respectively, at September 30, 2009.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	Includes derivative liabilities with a negative fair value and short positions

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. There were no financial assets or liabilities transferred between Level 1 and Level 2 of the fair value hierarchy for any of the periods presented. Residential mortgage loans held for sale that are reclassified to held for investment are transferred from Level 2 to Level 3 of the fair value hierarchy as described below. It is the Bancorp’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, other asset-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds. Agency mortgage-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds are generally valued using a market approach based on observable prices of securities with similar characteristics. Non-agency mortgage-backed securities and other asset-backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities at September 30, 2010, the Bancorp measured fair value using a discount rate based on the assumed holding period.

Residential mortgage loans held for sale and held for investment

For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, DCF models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. The anticipated portfolio composition includes the effect of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. Residential mortgage loans held for sale that are valued based on mortgage backed securities prices are classified within Level 2 of the valuation hierarchy as the valuation is based on external pricing for similar instruments. ARM loans classified as held for sale are also classified within Level 2 of the valuation hierarchy due to the use of observable inputs in the DCF model. These observable inputs include interest rate spreads from agency mortgage-backed securities market rates and observable discount rates. For residential mortgage loans reclassified from held for sale to held for investment, the fair value estimation is based primarily on the underlying collateral values. Therefore, these loans are classified within Level 3 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2010, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In connection with the Processing Business Sale, the Bancorp provided Advent International with certain put options that are exercisable in the event of certain circumstances. In addition, the warrants associated with the Processing Business Sale allow the Bancorp to purchase an incremental 10% nonvoting interest in FTPS under certain defined conditions involving change of control. The fair values of the warrants and put options are calculated applying Black-Scholes option valuation models using probability weighted scenarios. The assumptions utilized in the models as of September 30, 2010 are summarized in the following table:

	Warrants	Put Options
Expected term	9 - 19 years	1 - 3 years
Expected volatility (a)	36.5 - 38.0%	31.1 - 45.4%
Risk free rate	2.44 - 3.42%	0.22 - 0.71%
Expected dividend rate	0%	0%

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

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

The net fair value of the interest rate lock commitments at September 30, 2010 was $35 million. At September 30, 2010, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of approximately $13 million and $19 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of approximately $22 million and $52 million, respectively, at September 30, 2010. The decrease in fair value of interest rate lock commitments at September 30, 2010 due to immediate 10% and 20% adverse changes in the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

assumed loan closing rates would be approximately $3 million and $7 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $3 million and $7 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Three Months Ended September 30, 2010 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net (a)	Equity Derivatives, Net (a)	Total Fair Value
Beginning balance	$5	41	24	30	$100
Total gains or losses (realized/unrealized):
Included in earnings	—	—	102	(10)	92
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	(2)	(89)	—	(91)
Transfers into Level 3 (b)	—	3	—	—	3

Ending balance	$5	42	37	20	$104

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010 (c)	—	—	35	(10)	$25

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Three Months Ended September 30, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (e)	Total Fair Value
Beginning balance	$162	14	50	$226
Total gains or losses (realized/unrealized):
Included in earnings	2	1	56	59
Included in other comprehensive income	1	—	—	1
Purchases, sales, issuances and settlements, net	4	(1)	(93)	(90)
Transfers into Level 3 (b)	—	2	—	2

Ending balance	$169	16	13	$198

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 (c)	$2	1	19	$22

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Nine Months Ended September 30, 2010 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net (a)	Equity Derivatives, Net (a)	Total Fair Value
Beginning balance	$174	13	26	(2)	11	$222
Total gains or losses (realized/unrealized):
Included in earnings	—	3	—	210	(11)	202
Included in other comprehensive income	—	—	—	—	—	—
Purchases, sales, issuances and settlements, net (d)	(174)	(11)	(2)	(171)	20	(338)
Transfers into Level 3 (b)	—	—	18	—	—	18

Ending balance	$—	$5	42	37	20	$104

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010 (c)	$—	—	—	61	(11)	$50

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Nine Months Ended September 30, 2009 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (e)	Total Fair Value
Beginning balance	$146	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	6	(1)	108	113
Included in other comprehensive income	3	—	—	3
Purchases, sales, issuances and settlements, net	14	(2)	(119)	(107)
Transfers into Level 3 (b)	—	12	—	12

Ending balance	$169	16	13	$198

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 (c)	$6	(1)	1	6

(a)	Net interest rate derivatives include derivative assets and liabilities of $39 and $2, respectively. Net equity derivatives include derivative assets and liabilities of $77 and $57, respectively.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs. See Note 3 for further discussion.
(e)	Net derivatives include derivative assets and liabilities of $83 and $70, respectively.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Interest income	$—	4	$—	11
Corporate banking revenue	1	—	1	1
Mortgage banking net revenue	101	60	210	109
Other noninterest income	(10)	(3)	(12)	(3)
Securities gains (losses), net	—	(2)	3	(5)

Total gains, net	$92	59	$202	113

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2010 and 2009 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Interest income	$—	4	$—	11
Corporate banking revenue	1	—	1	1
Mortgage banking net revenue	34	19	60	(2)
Other noninterest income	(10)	1	(11)	1
Securities losses, net	—	(2)	—	(5)

Total gains, net	$25	22	$50	6

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

	Fair Value Measurements Using				Total Losses
September 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Commercial nonaccrual loans held for sale	$33	—	541	$574	($398)	($413)
Commercial and industrial loans	—	—	122	122	(112)	(373)
Commercial mortgage loans	—	—	94	94	(52)	(184)
Commercial construction loans	—	—	45	45	(44)	(152)
Residential mortgage loans	—	—	3	3	(6)	(6)
Other consumer loans	—	71	10	81	(12)	(12)
Mortgage servicing rights	—	—	599	599	(83)	(189)
Other real estate owned property	—	—	254	254	(102)	(196)

Total	$33	71	1,668	$1,772	($809)	($1,525)

	Fair Value Measurements Using				Total Gains (Losses)
September 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Commercial nonaccrual loans held for sale	$64	—	46	$110	($42)	($52)
Commercial and industrial loans	—	—	208	208	(153)	(405)
Commercial mortgage loans	—	—	176	176	(70)	(194)
Commercial construction loans	—	—	197	197	(93)	(273)
Commercial leases	—	—	1	1	(2)	(2)
Mortgage servicing rights	—	—	625	625	(38)	(56)
Other real estate owned property	—	—	143	143	(26)	(123)

Total	$64	—	1,396	$1,460	($424)	($1,105)

During the third quarter of 2010, the Bancorp transferred $570 million of commercial loans from the portfolio to loans held for sale. Approximately $32 million of these loans were fair valued based on executable bids and, therefore, classified within Level 1 of the valuation hierarchy. Approximately $538 million of these loans were fair valued based on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows, and, therefore, classified within Level 3 of the valuation hierarchy. In addition, existing loans held for sale with a fair value of $4 million were further adjusted, $1 million of which were based on executable bids and, therefore, classified within Level 1 of the valuation hierarchy, and the remaining $3 million based on appraisals of the underlying collateral value and, therefore, classified within Level 3 of the valuation hierarchy.

During the third quarter of 2010 and 2009, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the three and nine months ended September 30, 2010 and 2009, the Bancorp recognized temporary impairments in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of September 30, 2010 and 2009. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for further information on the Bancorp’s MSRs.

During the third quarter of 2010, the Bancorp recorded nonrecurring adjustments to certain residential mortgage loans. The fair value of these loans was based on the underlying collateral values and, therefore, classified within Level 3 of the valuation hierarchy.

During the third quarter of 2010, the Bancorp recorded nonrecurring adjustments to certain other consumer loans. As indicated in Note 10, the Bancorp provides funding to certain entities sponsored by third parties to finance consumer loans originated by third parties. During the third quarter of 2010, one of these entities agreed to transfer ownership of its underlying consumer loans to the Bancorp, and these loans are now classified as held for investment. Upon transfer, the Bancorp was required to measure and record the loans at fair value, which was

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

determined using a discounted cash flow model, which are classified within Level 2 of the valuation hierarchy, and in some cases, the value of the underlying collateral, which are classified within Level 3 of the valuation hierarchy.

During the third quarter of 2010 and 2009, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value, less costs to sell. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous table reflects the fair value measurements of the properties before deducting the estimated costs to sell.

Fair Value Option

The Bancorp has elected to measure certain residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $3 million and $2 million were transferred to the Bancorp’s portfolio during the three months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, residential loans with fair values of $18 million and $12 million, respectively, were transferred to the Bancorp’s portfolio. The net impact related to fair value adjustments on these loans was immaterial to the Bancorp’s Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2010 and 2009.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $84 million and $112 million, respectively, during the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, fair value changes included in earnings for instruments for which the fair value option was elected included losses of $21 million and $87 million, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $4 million, $3 million and $2 million at September 30, 2010 December 31, 2009 and September 30, 2009, respectively. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2010
Residential mortgage loans measured at fair value	$1,921	1,832	$89
Past due loans of 90 days or more	5	6	(1)
Nonaccrual loans	1	1	—

December 31, 2009
Residential mortgage loans measured at fair value	$1,496	1,463	$33
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	1	1	—

September 30, 2009
Residential mortgage loans measured at fair value	$1,591	1,529	$62
Past due loans of 90 days or more	6	5	1
Nonaccrual loans	—	—	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value of Certain Financial Instruments

The following table summarizes carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis at September 30, 2010:

($ in millions)	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$2,215	2,215
Other securities	894	894
Held-to-maturity securities	354	354
Other short-term investments	3,271	3,271
Loans held for sale	854	854
Portfolio loans and leases:
Commercial and industrial loans	25,080	26,481
Commercial mortgage loans	10,328	9,745
Commercial construction loans	2,131	1,742
Commercial leases	3,198	2,957
Residential mortgage loans (a)	7,637	7,009
Home equity	11,513	9,450
Automobile loans	10,654	10,919
Credit card	1,664	1,721
Other consumer loans and leases	729	750
Unallocated allowance for loan and lease losses	(161)	—

Total portfolio loans and leases, net (a)	72,773	70,774

Financial liabilities:
Deposits	81,362	81,648
Federal funds purchased	368	368
Other short-term borrowings	1,775	1,775
Long-term debt	10,953	11,374

(a)	Excludes $42 of residential mortgage loans measured at fair value on a recurring basis.

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

Loans held for sale

Fair values for commercial loans held for sale were valued based on executable bids when available, or on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows. Fair values for other consumer loans held for sale are based on contractual values upon which the loans may be sold to a third party, and approximate their carrying value.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The results of operations and average assets by business segment are as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended September 30, 2010:
Net interest income (a)	$389	381	105	35	6	—		$916
Provision for loan and lease losses	559	150	235	12	(499)	—		457

Net interest income (loss) after provision for loan and lease losses (a)	(170)	231	(130)	23	505	—		459
Noninterest income:
Mortgage banking net revenue	—	8	224	—	—	—		232
Service charges on deposits	50	91	—	2	—	—		143
Investment advisory revenue	5	27	—	85	—	(27	)(b)	90
Corporate banking revenue	82	4	—	1	(1)	—		86
Card and processing revenue	9	77	(5)	—	(4)	—		77
Other noninterest income	(7)	20	6	—	176	—		195
Securities gains, net	—	—	—	—	4	—		4

Total noninterest income	139	227	225	88	175	(27)		827
Noninterest expense:
Salaries, wages and incentives	52	108	46	33	121	—		360
Employee benefits	7	26	7	5	37	—		82
Net occupancy expense	4	43	2	2	21	—		72
Technology and communications	4	4	1	—	39	—		48
Equipment expense	1	12	—	—	17	—		30
Card and processing expense	—	27	(1)	—	—	—		26
Other noninterest expense	178	167	91	61	(109)	(27)		361

Total noninterest expense	246	387	146	101	126	(27)		979

Income (loss) before income taxes	(277)	71	(51)	10	554	—		307
Applicable income tax expense (benefit) (a)	(132)	25	(18)	4	190	—		69

Net income (loss)	(145)	46	(33)	6	364	—		238
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income (loss) attributable to Bancorp	(145)	46	(33)	6	364	—		238
Dividends on preferred stock	—	—	—	—	63	—		63

Net income (loss) available to common shareholders	($145)	46	(33)	6	301	—		$175

Average assets	$43,115	49,007	22,277	6,363	(8,908)	—		$111,854

(a)	Includes fully taxable-equivalent adjustments of $4.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended September 30, 2009:
Net interest income (a)	$352	397	114	40	(29)	—		$874
Provision for loan and lease losses	448	150	142	15	197	—		952

Net interest income (loss) after provision for loan and lease losses (a)	(96)	247	(28)	25	(226)	—		(78)
Noninterest income:
Mortgage banking net revenue	—	4	135	—	1	—		140
Service charges on deposits	49	113	—	2	—	—		164
Investment advisory revenue	3	22	—	79	—	(22	)(b)	82
Corporate banking revenue	73	3	—	2	(1)	—		77
Card and processing revenue	7	68	1	—	(2)	—		74
Gain on sale of processing business	—	—	—	—	(6)	—		(6)
Other noninterest income	(17)	20	11	1	297	—		312
Securities gains, net	—	—	—	—	8	—		8

Total noninterest income	115	230	147	84	297	(22)		851
Noninterest expense:
Salaries, wages and incentives	48	99	38	30	120	—		335
Employee benefits	7	24	6	5	41	—		83
Net occupancy expense	4	42	2	3	24	—		75
Technology and communications	1	4	—	1	37	—		43
Equipment expense	1	12	—	—	17	—		30
Card and processing expense	—	24	1	—	—	—		25
Other noninterest expense	184	133	68	52	(130)	(22)		285

Total noninterest expense	245	338	115	91	109	(22)		876

Income (loss) before income taxes	(226)	139	4	18	(38)	—		(103)
Applicable income tax expense (benefit) (a)	(102)	49	2	6	39	—		(6)

Net income (loss)	(124)	90	2	12	(77)	—		(97)
Dividends on preferred stock	—	—	—	—	62	—		62

Net income (loss) available to common shareholders	($124)	90	2	12	(139)	—		($159)

Average assets	$45,631	50,242	22,267	5,863	(10,550)	—		$113,453

(a)	Includes fully taxable-equivalent adjustments of $5.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Nine months ended September 30, 2010:
Net interest income (a)	$1,155	1,144	310	109	(15)	—		$2,703
Provision for loan and lease losses	1,024	425	489	33	(599)	—		1,372

Net interest income (loss) after provision for loan and lease losses (a)	131	719	(179)	76	584	—		1,331
Noninterest income:
Mortgage banking net revenue	—	18	479	1	—	—		498
Service charges on deposits	146	284	—	5	—	—		435
Investment advisory revenue	11	78	—	257	(1)	(78	)(b)	267
Corporate banking revenue	248	11	—	2	(1)	—		260
Card and processing revenue	25	221	—	1	(12)	—		235
Other noninterest income	36	56	24	—	238	—		354
Securities gains (losses), net	(1)	—	—	—	26	—		25

Total noninterest income	465	668	503	266	250	(78)		2,074
Noninterest expense:
Salaries, wages and incentives	156	323	117	96	354	—		1,046
Employee benefits	29	87	23	19	83	—		241
Net occupancy expense	12	130	5	7	68	—		222
Technology and communications	10	12	1	2	113	—		138
Equipment expense	2	37	1	1	50	—		91
Card and processing expense	1	76	4	—	1	—		82
Other noninterest expense	515	486	251	172	(297)	(78)		1,049

Total noninterest expense	725	1,151	402	297	372	(78)		2,869

Income (loss) before income taxes	(129)	236	(78)	45	462	—		536
Applicable income tax expense (benefit) (a)	(151)	83	(28)	16	196	—		116

Net income (loss)	22	153	(50)	29	266	—		420
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income (loss) attributable to Bancorp	22	153	(50)	29	266	—		420
Dividends on preferred stock	—	—	—	—	187	—		187

Net income (loss) available to common shareholders	$22	153	(50)	29	79	—		$233

Average assets	$43,373	49,420	22,085	6,375	(8,625)	—		$112,628

(a)	Includes fully taxable-equivalent adjustments of $13.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Nine months ended September 30, 2009:
Net interest income (a)	$1,026	1,171	385	116	(207)	—		$2,491
Provision for loan and lease losses	955	426	446	42	897	—		2,766

Net interest income (loss) after provision for loan and lease losses (a)	71	745	(61)	74	(1,104)	—		(275)
Noninterest income:
Mortgage banking net revenue	—	13	406	1	1	—		421
Service charges on deposits	146	321	—	6	(1)	—		472
Investment advisory revenue	8	60	—	231	1	(60	)(b)	240
Corporate banking revenue	269	7	—	8	(1)	—		283
Card and processing revenue	20	194	3	1	360	(39	)(c)	539
Gain on sale of processing business	—	—	—	—	1,758			1,758
Other noninterest income	22	67	30	2	251	—		372
Securities gains (losses), net	—	—	56	—	(11)	—		45

Total noninterest income	465	662	495	249	2,358	(99)		4,130
Noninterest expense:
Salaries, wages and incentives	142	291	125	86	364	—		1,008
Employee benefits	27	79	21	18	96	—		241
Net occupancy expense	13	126	5	8	81	—		233
Technology and communications	4	12	1	2	114	—		133
Equipment expense	2	36	1	1	52	—		92
Card and processing expense	1	44	(1)	—	123	—		167
Other noninterest expense	558	434	229	145	(282)	(99)		985

Total noninterest expense	747	1,022	381	260	548	(99)		2,859

Income (loss) before income taxes	(211)	385	53	63	706	—		996
Applicable income tax expense (benefit) (a)	(154)	136	19	22	138	—		161

Net income (loss)	(57)	249	34	41	568	—		835
Dividends on preferred stock	—	—	—	—	165	—		165

Net income (loss) available to common shareholders	($57)	249	34	41	403	—		$670

Average assets	$46,853	50,168	22,993	5,579	(9,608)	—		$115,985

(a)	Includes fully taxable-equivalent adjustments of $15.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(c)	Card and processing revenues provided to the banking segments are eliminated in the Condensed Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The following is an addition to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

The regulatory environment for the financial services industry will be significantly impacted by the passage of the Dodd-Frank Act.

The Dodd-Frank Act was signed into law on July 21, 2010 and although it became generally effective in July, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities as well as require multiple studies to be conducted over the next one to two years. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts. The levels of capital and liquidity with which Fifth Third must operate may be subject to more stringent capital requirements (including an elimination of the Bancorp’s existing trust preferred securities as Tier 1 Capital). Fifth Third may be subjected to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance premiums to the FDIC. Revenue on interchange fees may decrease as a result of the level of fees the Federal Reserve deems “reasonable and proportional” when it establishes regulation standards on the amount of interchange fees that can be charged to merchants for electronic debit card transactions. Fifth Third may also be subject to additional regulations under the newly established Bureau of Consumer Financial Protection which was given broad authority to implement new consumer protection regulations. These and other provisions of the Act may place large additional costs on Fifth Third, impede its growth opportunities and place it at a competitive disadvantage.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2010.

Defaults Upon Senior Securities (Item 3)

None.

(Removed and Reserved) (Item 4)

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Amended Code of Regulations of Fifth Third Bancorp as of June 15, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2010.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail**.

*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 8, 2010	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer